Form 10-K
period 2012-12-31
NELNET INC
filed 2013-02-28
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ]   Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $23.00 per share, was $604,976,291. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2013, there were 35,032,426 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Shareholders, scheduled to be held May 23, 2013, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2012

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

•
risks from changes in the student loan and educational credit and services marketplace resulting from the implementation of, or changes in, applicable laws, regulations, and government programs, including the discontinuance of private sector student loan originations under the FFEL Program effective July 1, 2010, and new regulations effective July 1, 2011 that could affect enrollment at for-profit schools, the uncertain nature of potential initiatives by the Federal Government to consolidate FFELP loans to the Federal Direct Loan Program, and the Company’s ability to maintain or increase volumes under its loan servicing contract with the Department to service federally-owned student loans and to comply with agreements with third-party customers for the servicing of loans under the Federal Direct Loan and FFEL Programs;

•	risks from changes in the demand or preferences for educational financing and related services by educational institutions, students, and their families;

•	risks related to a breach of the Company's operational or information systems or infrastructure, or those of third-party vendors;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

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

PART I.
ITEM 1. BUSINESS

Overview

Nelnet, Inc. (the “Company”) is an education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: asset management and finance, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

The Company was formed as a Nebraska corporation in 1977 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the FFEL Program (a detailed description of the FFEL Program is included in Appendix A to the Company's 2011 Form 10-K filed on February 28, 2012 with the Securities and Exchange Commission ("SEC")).

On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”). Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio and other FFELP service offerings. Interest income on the Company's existing FFELP loan portfolio, as well as fee-based revenue from FFELP guaranty and third-party servicing, will decline over time as the Company's and the Company's third-party lender clients' FFELP loan portfolios are paid down. As of December 31, 2012, the Company has a $24.8 billion student loan portfolio that will amortize over the next approximately 20 years.

To reduce its reliance on interest income on student loans, the Company has significantly diversified and increased its fee-based education-related services. In addition, the Company believes there will be opportunities to purchase additional FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses, which will generate incremental earnings and cash flow. For the year ended December 31, 2012, the Company purchased $3.9 billion (par value) of FFELP loans.

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

(1)	Source: Digest of Education Statistics 2011, National Center for Education Statistics, U.S. Department of Education, June 2012, NCES 2012-001

Operating Segments

The Company operates as four distinct operating segments with several different brands. The Company's operating segments offer a broad range of services designed to simplify education planning and financing for students and families and the administrative and financial processes for schools and financial institutions. The Company's operating segments are:

•	Student Loan and Guaranty Servicing

•	Referred to as Nelnet Diversified Solutions (“NDS”)

•	Focuses on student loan servicing, student loan servicing-related technology solutions, and outsourcing services for guaranty agencies and other entities

•	Includes the brands Nelnet Loan Servicing, Firstmark Services, Nelnet Guarantor Solutions, 5280 Solutions, Responsible Repay, and CampusGuard

•	Tuition Payment Processing and Campus Commerce

•	Commonly known as Nelnet Business Solutions (“NBS”)

•	Focuses on tuition payment plans and online payment processing

•	Includes the brand FACTS Management

•	Enrollment Services

•	Commonly called Nelnet Enrollment Solutions (“NES”)

•	Focuses on education planning and enrollment-related services, including inquiry generation and management

•	Includes the brands CUnet, Peterson's, EssayEdge, and Sparkroom

•	Asset Generation and Management

•	Includes the acquisition and management of the Company's student loan assets

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

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The primary service offerings of this operating segment include:

•	Servicing FFELP loans

•	Originating and servicing non-federally insured student loans

•	Servicing federally-owned student loans for the Department of Education

•	Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

•	Providing student loan servicing software and other information technology products and services

As of December 31, 2012, the Company serviced $97.5 billion of student loans for 5.7 million borrowers. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Student Loan and Guaranty Servicing Operating Segment - Results of Operations - Student Loan Servicing Volumes" for additional information related to the Company's servicing volume.

The elimination of new FFELP originations in July 2010 will cause the FFELP-related revenue streams in this operating segment to decline as FFELP loan portfolios are paid down. A description of each service offering follows.

Servicing FFELP loans

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

The Company serviced FFELP loans on behalf of approximately 50 third-party servicing customers as of December 31, 2012. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan contract servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.

Originating and servicing non-federally insured student loans

The Student Loan and Guaranty Servicing operating segment provides origination and servicing activities for non-federally insured loans. Although similar in terms of activities and functions as FFELP servicing (i.e., disbursement processing, application processing, payment processing, statement distribution, and reporting), non-federally insured loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company serviced non-federally insured loans on behalf of approximately 20 third-party servicing customers as of December 31, 2012.

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

Pursuant to the contract terms related to annual volume allocation of new loans, the maximum any servicer can be awarded is 40 percent of new borrowers in that contract year. Based on the most recent survey results, the Company was ranked first out of the four private sector companies and will be allocated 30 percent of new loan volume originated by the Department during the period from August 15, 2012 through August 14, 2013 (the fourth year of the servicing contract). The Department projects it will originate new loans for 3.6 million borrowers in total during the fourth year of this contract, which is currently being allocated to the four servicers.  The Company is focused on maintaining its current first place ranking out of the four servicers established by the Department and will continue to search for areas that could be improved in order to do so.
The servicing contract with the Department spans five years (through June 2014), with one five-year renewal at the option of the Department. Although the Company currently anticipates that the Department will exercise its option to renew the servicing contract for five years at the end of the current term in 2014, there can be no assurance of such renewal.

Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

The Student Loan and Guaranty Servicing operating segment provides servicing support for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The Department has designated approximately 30 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. Approximately half of these guarantors contract externally for operational or technology services. The services provided by the Company include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services. A significant portion of guaranty servicing revenue earned by the Company relates to rehabilitating delinquent loans (collection services).

The Company's three guaranty servicing customers include Tennessee Student Assistance Corporation, College Assist (which is the Colorado state-designated guarantor of FFELP student loans), and the National Student Loan Program.

Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions that can be used by third-parties to service various types of student loans, including Private, Federal Direct Loan Program, and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2012, 6.9 million borrowers were hosted on the Company's hosted servicing software solution platforms. In addition, this operating segment has historically provided information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, enterprise content management solutions, and outsourcing and back office support services. However, the elimination of new loan originations under the FFEL Program has reduced theses service offerings over the past few years.

Competition

The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry for all of this segment's services, which are discussed below.

Loan servicing

The principal competitor for existing and prospective FFELP and non-federally insured student loan servicing business is SLM Corporation, the parent company of Sallie Mae. Sallie Mae is the largest for-profit provider of servicing functions, as well as one of the largest service providers of non-federally insured student loans. In contrast to its competitors, the Company has segmented its non-federally insured loan servicing on a distinct platform, created specifically to meet the needs of non-federally insured student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these assets.

With the elimination of new loan originations under the FFEL Program, four servicers (referred to as Title IV Additional Servicers, or "TIVAS"), including the Company, were named by the Department as servicers of federally owned loans. The three competitors for gaining future servicing volume from the Department are Great Lakes Educational Loan Services Inc. (“Great Lakes”), Pennsylvania Higher Education Assistance Agency (“PHEAA”), and Sallie Mae.

In addition, non-profit organizations were authorized in 2012 to begin servicing loans for up to 100,000 borrower accounts on behalf of the Department. As of December 31, 2012, there are 13 non-profit organizations servicing loans on behalf of the Department. The ability of the non-profit organizations to retain or increase their borrower accounts will depend on their ability to maintain compliance and meet performance requirements under their agreement with the Department. The non-profit organizations will have their performance measured by the Department using the same performance metrics as described previously for the four private sector companies awarded a servicing contract in June 2009. If a non-profit organization servicing score is equal to or higher than that of the lowest score for each of the four incumbent Federal Direct Loan Program servicers for each of the five performance metrics, the non-profit organization will be allowed to compete with the TIVAS for a percentage of new borrowers for the next allocation year. The Company currently licenses its hosted servicing software to four of the awarded non-profit organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to non-profit organization servicers.

Guaranty servicing

With the elimination of new loan originations under the FFEL Program, services provided to guaranty agencies will continue for agencies' existing portfolios; however, no new portfolios will be created. The Company currently anticipates continuing to serve its existing guaranty customers as their portfolios pay down, but does not expect to increase the number of its guaranty servicing customers.

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

Tuition Payment Processing and Campus Commerce

The Company's Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education). It also provides innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Tuition Payment Processing and Campus Commerce Operating Segment - Results of Operations" for a discussion of the seasonality of the business in this operating segment.

K-12

According to the National Center for Education Statistics, the K-12 market consists of nearly 22,500 private and faith-based education institutions with over 50 students enrolled in 2009, the most current data available. In the K-12 market, the Company offers tuition management services, as well as assistance with financial needs assessment and donor management.

The Company is the market leader, having actively managed tuition payment plans in place at over 4,800 K-12 educational institutions. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow the responsible party to make monthly payments over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company's financial needs assessment service, which serves over 3,600 schools and dioceses, helps K-12 schools evaluate and determine the amount of grants and financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

Higher Education

The higher education market consists of nearly 4,400 colleges and universities. The Company offers two principal products to the higher education market: actively managed tuition payment plans, and campus commerce technologies and payment processing.

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

QuikPAY, a campus commerce product, is sold as a subscription service to colleges and universities. QuikPAY processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client's bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). Approximately 240 colleges and universities, representing over 380 campuses, use the QuikPAY system.

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

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students and helping students plan and prepare for life after high school and/or military service. The following are the primary products and services the Company offers as part of the Enrollment Services segment:

•	Inquiry Generation - Inquiry generation services include delivering qualified inquiries or clicks to third-party customers, primarily higher education institutions.

•
Inquiry Management (Agency) - Agency services include managing the marketing activities for third-party customers, primarily higher education institutions, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) - Software services include the licensing of software to third-party customers, primarily higher education institutions. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution that can be used by third parties to manage and obtain qualified inquiries or clicks.

•
Digital Marketing - Digital marketing services include interactive services to connect students to colleges and universities and are sold primarily based on subscriptions. Digital marketing services also include editing services for admission essays.

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

Significantly all inquiry generation and management revenue (which makes up approximately 80 percent of total revenue included in this segment) is generated from for-profit schools. Ongoing regulatory uncertainty regarding recruitment and marketing to potential students in the for-profit college industry has caused schools to decrease spending on marketing efforts and has negatively impacted the operating results of this segment.

Competition

In this segment, the primary areas in which the Company competes are: inquiry generation and management, test preparation study guides, and on-line courses. Several large competitors exist in the areas of inquiry generation and test preparation, but the Company does not believe any one competitor has a dominant position in all of the product and service areas offered by the Company.

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

Asset Generation and Management Operating Segment

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets, which was historically the Company's largest product and service offering. As of December 31, 2012, the Company's student loan portfolio was $24.8 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Student Loan Spread Analysis,” for further details related to the student loan spread. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Student loans consist of federally insured student loans and non-federally insured student loans. Federally insured student loans were made under the FFEL Program. The Company's portfolio of federally insured student loans is subject to minimal credit risk as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. Substantially all of the Company's loan portfolio (99.9 percent as of December 31, 2012) is federally insured. The Company's portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets.

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

FFELP loans are guaranteed by state agencies or non-profit companies designated as guarantors, with the Department providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program's soundness and accountability. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the Higher Education Act. When a borrower defaults on a FFELP loan, the Company submits a claim to the guarantor who provides reimbursements of principal and accrued interest, subject to the applicable risk share percentage.

Origination and Acquisition

The Reconciliation Act of 2010 resulted in the Company discontinuing originations of new FFELP loans effective July 1, 2010.   However, the Company believes there will be opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, during 2012, 2011, and 2010, the Company purchased $3.9 billion, $2.8 billion, and $3.4 billion, respectively, of FFELP student loans from various third-parties. The Company's competition for the purchase of student loan portfolios and residuals includes large banks, hedge funds, and other student loan finance companies.

Future Cash Flow From Portfolio

The majority of the Company's portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. In addition, due to the difference between the yield the Company receives on the loans and cost of financing within these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions. Based on cash flow models developed to reflect management's current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, as of December 31, 2012, the Company currently expects future undiscounted cash flows from its portfolio of student loans funded in asset-backed securitizations to be approximately $1.97 billion. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department's conduit facility and other warehouse facilities or loans acquired subsequent to December 31, 2012. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” for further details related to the estimated future cash flow from the Company's portfolio.

Interest Rate Risk Management

Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects on the Company's results of operations as a result of the changing interest rate environments are further outlined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Student Loan Spread Analysis" and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2012, the Company had 76 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing collateral. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

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

Employees

As of December 31, 2012, the Company had approximately 2,500 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information

Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company's Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission. Investors and other interested parties can access these reports and the Company's proxy statements at http://www.nelnet.com. The Company routinely posts important information for investors on its Web site. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, respectively, as well as proxy and information statements regarding the Company and other companies that file electronically with the SEC.

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

We fund the majority of our student loan assets with one-month or three-month LIBOR indexed floating rate securities. In addition, the interest rates on some of our debt are set via a “dutch auction” or through a periodic remarketing. Meanwhile, the interest earned on our student loan assets is indexed to one-month LIBOR and Treasury bill rates. The different interest rate characteristics of our loan assets and our liabilities funding these assets results in basis risk. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our student loan spread to compress, while in a rising interest rate environment, it may cause the spread to increase.

As of December 31, 2012, we had $23.9 billion and $1.1 billion of FFELP loans indexed to the one-month LIBOR and the three-month Treasury bill rate, respectively, both of which reset daily, and $16.5 billion of debt indexed to three-month LIBOR, which resets quarterly, and $5.0 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history related to the U.S. and European debt crisis that have caused volatility to be high and correlation to be reduced. There can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

We have entered into basis swaps to hedge our basis and repricing risk. For these derivatives, we receive three-month LIBOR set discretely in advance and pay one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

Interest rate risk - loss of floor income

We are exposed to interest rate risk because of the interest rate characteristics of certain of our student loan assets and the interest rate characteristics of the related funding of those assets.

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment ("SAP") formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. We generally finance our student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, we may earn additional spread income that we refer to as floor income.

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

For the year ended December 31, 2012, we earned $145.3 million of fixed rate floor income, net of $19.3 million of settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.

Interest rate risk - use of derivatives

We utilize derivative instruments to manage interest rate sensitivity. Our derivative instruments are intended as economic hedges but do not qualify for hedge accounting; consequently, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our operating results. Changes or shifts in the forward yield curve can and have significantly impacted the valuation of our derivatives. Accordingly, changes or shifts in the forward yield curve will impact our financial position and results of operations.

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

We attempt to manage credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by our risk committee. As of December 31, 2012, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

When the fair value of a derivative contract is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of December 31, 2012, the fair value of our derivatives, which had a positive fair value in our favor (an asset on our balance sheet), was $97.4 million, of which $82.8 million related to the fair value of our cross-currency interest rate swaps. As of December 31, 2012, our trustee held $20.0 million of collateral from the counterparty on the cross-currency interest rate swaps.

When the fair value of a derivative instrument is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. The threshold at which we may be required to post collateral is dependent upon our unsecured credit rating.  Based on our current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), we have substantially collateralized our corporate derivative liability position with our counterparties. As such, any downgrades from the current ratings would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current ratings. However, some long dated derivative contracts have mutual optional termination provisions that can be exercised in 2016, 2017, 2021, and 2022. As of December 31, 2012, the fair value of derivatives with early termination provisions was a positive $1.4 million (an asset on our balance sheet).

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties. Based on the interest rate swaps outstanding as of December 31, 2012 (for both the floor income and hybrid debt hedges), if the forward interest rate curve was one basis point lower for the remaining duration of these derivatives, we would have been required to post $1.4 million in additional collateral. In addition, if the forward basis curve between 1-month and 3-month LIBOR experienced a one basis point reduction in spread for the remaining duration of our 1:3 Basis Swap derivatives (in which we pay 1-month LIBOR and receive 3-month LIBOR), we would have been required to post $8.2 million in additional collateral.

With our current derivative portfolio, we do not currently anticipate a near term movement in interest rates having a material impact on our capital or liquidity profile, nor expect future movements in interest rates to have a material impact on our ability to meet potential collateral deposit requirements with our counterparties. Due to the existing low interest rate environment, our exposure to downward movements in interest rates on our interest rate swaps is limited.  In addition, the historical high correlation between 1-month and 3-month LIBOR limits our exposure to interest rate movements on the 1:3 Basis Swaps.

However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives in which the fair value of such derivatives become negative, we could be required to deposit a significant amount of collateral with our derivative instrument counterparties. The collateral deposits, if significant, could negatively impact our liquidity and capital resources. As of December 31, 2012, the fair value of our derivatives, which had a negative fair value (a liability on our balance sheet), was $70.9 million and we had $63.1 million posted as collateral with derivative counterparties.

Our cross-currency interest rate swaps are derivatives entered into as a result of certain asset-backed security financings. These derivatives are entered into at the trust level with the counterparty. Trust related derivatives do not contain credit contingent features related to our or our trust's credit ratings. As such, there are no collateral requirements and as a result the impact of changes to foreign currency rates has no impact on the amount of collateral we would be required to deposit with the counterparty on these derivatives.

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

On October 25, 2011, the White House issued an Executive Order allowing a short-term consolidation initiative to eligible student loan borrowers beginning in January 2012 and ending June 30, 2012.  This initiative allowed student loan borrowers with at least one FFELP loan and at least one federal student loan owned by the Department to convert the FFELP loans to the Federal Direct Loan Program, at which time all of the converted loans, as well as the borrower's existing Direct Loans, would be considered a

Special Direct Consolidation Loan. During 2012, we lost $936.4 million of FFELP loans as a result of this initiative. If this short-term initiative is deemed to be beneficial to the Federal Government and the Department, a similar consolidation program could be initiated that could further increase prepayments and reduce interest income.

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

The vast majority (99.9 percent) of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios, considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.

Our non-federally insured loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the non-federally insured loans, we consider several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. We place a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due, and charge off the loan when the collection of principal and interest is 120 days past due.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2012, our allowance for loan losses was $51.9 million. During the year ended December 31, 2012, we recognized a provision for loan losses of $21.5 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors, such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. Recent general economic and employment conditions have led to higher rates of student loan defaults. If actual performance is worse than currently estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.

We have participated interests in non-federally insured loans to unaffiliated third parties. As of December 31, 2012, we had $107.7 million (par value) of loans participated under these agreements that have been accounted for as loan sales. Accordingly, the participation interests sold are not included on our consolidated balance sheet. Under the terms of the servicing agreements, our servicing operations are obligated to repurchase loans subject to the participation interests when such loans become 60 or 90 days delinquent. In addition, we have sold a portfolio of non-federally insured loans in which we have retained the credit risk and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2012, the outstanding balance of loans related to this loan sale was $72.8 million (par value). As of December 31, 2012, we had a reserve related to these servicing and credit risk obligations of $16.1 million included in other liabilities on the consolidated balance sheet. The evaluation of the reserve related to these loans is inherently subjective, as it requires estimates that may be subject to changes. If actual performance is worse than estimated, it would negatively affect our results of operations.

Liquidity and Funding

We fund student loans in FFELP warehouse facilities. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

The majority of our portfolio of student loans is funded with asset-backed securitizations that are structured to substantially match the maturity of the funded assets, and there are minimal liquidity issues related to these facilities. We also have student loans funded in FFELP warehouse facilities. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration.

As of December 31, 2012, we maintained three FFELP warehouse facilities as described in note 4 of the notes to the consolidated financial statements included in this report. In addition, the Company entered into a fourth warehouse facility on January 16, 2013. These facilities have revolving financing structures supported by 364-day liquidity provisions, which expire in 2013 and 2014. In the event we are unable to renew the liquidity provisions, the facilities would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facilities by their final maturity dates in 2015 and 2016. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2012, $1.6 billion was outstanding under the warehouse facilities and $126.3 million was advanced as equity support.

If we are unable to obtain cost-effective funding alternatives for the loans in the FFELP warehouse facilities prior to the facilities' maturities, our cost of funds could increase, adversely affecting our results of operations. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

We are exposed to mark-to-formula collateral support risk on our FFELP warehouse facilities.

Some of our warehouse facilities provide formula based advance rates based on market conditions, which require equity support to be posted to the facilities. Other warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of December 31, 2012, $126.3 million was advanced as equity support under these facilities. Should a significant change in the valuation of loans result in additional required equity funding support for the warehouse facilities greater than what we can provide, the warehouse facilities could be subject to an event of default resulting in termination of the facilities and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities. A default on the FFELP warehouse facilities would result in an event of default on our $250.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

Operations

Risks associated with our operations, as further discussed below, include those related to our information technology systems and security and privacy breaches, our ability to manage performance related to regulatory requirements, and the importance of maintaining scale by retaining existing customers and attracting new business opportunities.

A failure in or breach of one of our operational or information systems or infrastructure, or those of our third-party vendors could disrupt our businesses. These types of failures or breaches, including but not limited to cyber attacks, could result in the disclosure or misuse of confidential or proprietary information which could damage our reputation, increase costs, and jeopardize existing business contracts or result in regulatory penalties.

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

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to support and process customer transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our business segments rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PC's, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of Company or customer confidential, proprietary, and other information, or otherwise disrupt the Company's or our customers' business operations. A cyber attack or information security breach of this nature could significantly affect our ability to retain strategic business customers, which could lead to increased costs to retain customers or result in regulatory penalties or a material loss of future revenue.

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

As of December 31, 2012 we serviced $26.6 billion of FFELP loans that maintained a federal guarantee, of which $21.2 billion and $5.4 billion were owned by the Company and third-party entities, respectively.

We must meet various requirements in order to maintain the federal guarantee on our federally insured loans. The federal guarantee on our federally insured loans is conditional based on our compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guarantee. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. However, not all deficiencies can be cured.

We are allowed three years from the date of the loan rejection to cure most loan rejections. If a cure cannot be achieved during this three year period, insurance is permanently revoked, although we maintain our right to collect the loan proceeds from the borrower. In cases where we purchase loans that were serviced previously by another servicing institution and we identify a serving deficiency by the prior servicer, we may, based on the terms of the purchase agreement, have the ability to recourse the rejected loans back to the previous lender.

A guaranty agency may also assess an interest penalty upon claim payment if the deficiency does not result in a loan rejection. These interest penalties are not subject to cure provisions and are typically related to isolated instances of due diligence deficiencies. Additionally, we may become ineligible for special allowance interest benefits from the time of the first deficiency leading to the loan rejection through the date that the loan is cured.

Failure to comply with federal and guarantor regulations may result in penalties, a loss of special allowance interest benefits, or a loss of the federal guarantee.

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

In June 2009, we were one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department.  The contract spans five years (through June 2014), with one five-year renewal at the option of the Department. In September 2009, the Department began assigning purchased FFELP loans to the four servicers. Beginning with the second year of servicing in June 2010, the Department began allocating new loan volume originated under the Federal Direct Loan Program among the four servicers based on five performance metrics.

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

Based on the most recent survey results, the Company was ranked first out of the four private sector companies and will be allocated 30 percent of new loan volume originated by the Department during the period from August 15, 2012 through August 14, 2013 (the fourth year of the servicing contract). The Department projects it will originate new loans for 3.6 million borrowers in total during the fourth year of this contract, which is currently being allocated to the four servicers.

As of December 31, 2012, the Company was servicing $68.8 billion of loans for 3.9 million borrowers under this contract. During 2012, the Company earned $69.5 million in revenue under this contract.

Although the Company currently anticipates the Department will exercise its option to renew the servicing contract for five years at the end of the current term in 2014, there can be no assurance of such renewal or the terms of such renewal. Upon the expiration of the Department contract, any renewal to provide loan servicing to the Department could be subject to a bidding process in which we may not be successful. Not obtaining a renewal of a loan servicing contract upon its expiration would result in a significant reduction in revenue and we would have to make significant changes to our operations, which may result in the recording of special charges, such as workforce reduction costs, charges relating to consolidating excess facilities, and impairments of assets.

Additionally, the Company offers a hosted servicing solution that can be used by third-party clients to service various types of student loans, including Federal Direct Loan Program loans.  As of December 31, 2012, the Company licenses its hosted servicing software to four non-profit organizations.  Not obtaining a renewal of the Department's loan servicing contract could put at risk the long-term viability of the hosted servicing software solution agreements.

Management believes it is important to provide exceptional customer service at a reasonable price in order to increase the Company's servicing volume and renew the Department contract; therefore, the Company has focused and will continue to focus heavily on customer service-related projects, efficiencies, security, and technology development to maintain its first place ranking in future years of the contract.

Our ability to continue to grow and maintain our contracts with commercial businesses and government agencies is partly dependent on our ability to maintain compliance with various laws, regulations, and industry standards applicable to those contracts.

We are subject to various laws, regulations, and industry standards related to our commercial and government contracts. In most cases, these contracts are subject to termination rights, audits, and investigations. If we are found in noncompliance with the contract provisions or applicable laws, regulations, or standards, or the contracted party exercises its termination or other rights for that or other reasons, our reputation could be negatively affected, and our ability to compete for new contracts or maintain existing contracts could diminish. If this were to occur, our results of operations from existing contracts and future opportunities for new contracts could be negatively affected.

Regulatory and Legal

Federal and state laws and regulations can restrict our business, and noncompliance with these laws and regulations could result in penalties, litigation, reputation damage, and a loss of customers.

Our operating segments and customers are heavily regulated by federal and state government regulatory agencies. The laws and regulations enforced by these agencies are proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company, our operating segments, or our shareholders. We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions and are often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customer contracts, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes would have on our profitability. The use of Executive Order provisions from the Executive Branch of the Federal Government has created new regulations that have impacted our Company. The use of Executive Order provisions to define regulations creates additional uncertainty and risks within the education and student loan industry.

Our Student Loan and Guaranty Servicing and Asset Generation and Management operating segments are subject to the Higher Education Act and various consumer protection and privacy regulations. These operating segments take necessary steps to evaluate, monitor, and comply with these regulations. However, the Department or other regulating agencies could, based on regulatory interpretation, determine we are not compliant. Failure to comply with these regulations could lead to a loss of the guarantee on our federally insured loans, increased servicing costs to cure such loans, or suspension or termination of our rights to participate as a servicer.

Certain provisions of the Higher Education Act that became effective July 1, 2011 have impacted our Enrollment Services operating segment in connection with services it provides to for-profit schools.  To be eligible to participate in federal student aid programs, the Higher Education Act requires educational institutions, including for-profit schools, to enter into a program participation agreement with the Department. This agreement includes a number of requirements with which an institution must comply to be granted initial and continuing eligibility to participate in the federal student aid program. The regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with these institutions to provide marketing services. As a result, our school customers have demanded and, in limited circumstances, we have acquiesced to be subject to increased limitations of liability in our contracts and, in some cases, to indemnify our customers for actions by our third-party inquiry generation vendors. Significantly all inquiry generation and management revenue (which makes up approximately 80 percent of total revenue included in the Enrollment Services operating segment) is generated from for-profit schools. The regulations discussed above may subject us to greater risk of liability and may increase our cost of compliance with these regulations or limit our ability to serve for-profit schools. In addition, the regulations could negatively impact enrollment at for-profit schools, which could adversely affect revenue.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the United States, and established the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has broad authority with respect to the businesses in which we engage. It has authority to write regulations under federal consumer financial protection laws, and enforce those laws. The CFPB is authorized to prevent “unfair, deceptive, or abusive acts or practices” through its supervisory enforcement and regulatory authority. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, request data, and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB maintains an online complaint system that allows consumers to log complaints with respect to the products we offer. The system could inform future agency decisions with respect to regulatory, enforcement, or examination focus. There continues to be uncertainty as to how the CFPB's strategies and priorities will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter our services causing them to be less attractive or effective and impair our ability to offer them profitably. Should the CFPB change regulations adopted in the past by other regulators, or modify past regulatory guidance, our compliance costs and litigation exposure could increase. Our litigation exposure could also increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses. Recent reports released by the CFPB have clearly communicated their focus to protect student loan borrowers. This additional focus and regulatory oversight will most likely increase operating costs and could limit revenue opportunities.

The Dodd-Frank Act also provides the Commodity Futures Trading Commission (the "CFTC") and the SEC with substantial authority to regulate over-the-counter derivatives transactions, and includes provisions that require derivatives transactions to be executed through an exchange or central clearinghouse. The Dodd-Frank Act could also affect future student loan portfolio asset-backed securities transactions. The regulations require issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets' credit risk, disclose and report requirements for each tranche of asset-backed securities, including new loan-level data requirements, and disclose requirements relating to the representations, warranties, and enforcement mechanisms available to investors. Although we cannot predict the ultimate outcome of these processes and regulations, they may increase our costs and cash collateral margin requirements and affect the terms of future asset-backed securities transactions and derivatives used to manage financial risks related to interest rate and foreign currency exchange rate volatility.

The Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires all new federal loan originations be made through the Federal Direct Loan Program. As a result of this legislation, interest income on our existing FFELP loan portfolio, as well as fee-based revenue from guaranty and third-party FFELP servicing and FFELP loan servicing software licensing and consulting fees will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down.

The Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The law did not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, interest income on our existing FFELP loan portfolio, as well as fee-based revenue from guaranty and third-party FFELP servicing and FFELP loan servicing software licensing and consulting fees related to the FFEL Program, will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down. During the years ended December 31, 2012, 2011, and 2010 we recognized approximately $344 million, $367 million, and $377 million, respectively, of interest income on our FFELP loan portfolio, approximately $96 million, $91 million, and $101 million, respectively, in guaranty and third-party FFELP servicing revenue, and approximately $6 million, $7 million, and $8 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program.

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

Principal Shareholder and Related Party Transactions

Our Chairman and Chief Executive Officer beneficially owns 67.7 percent of the voting rights of our shareholders and has day to day control over all matters at our Company.

Michael S. Dunlap, our Chairman, Chief Executive Officer, and a principal shareholder, beneficially owns 67.7 percent of the voting rights of our shareholders. In addition, Mr. Dunlap, Stephen F. Butterfield, our Vice Chairman, and Angela L. Muhleisen, Mr. Dunlap's sister, beneficially own stock that in the aggregate has 82.8 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Chairman, Chief Executive Officer, and controlling shareholder, has day to day control over all matters at our Company and has the ability to take actions that benefit him and Ms. Muhleisen but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

We have entered into contractual arrangements with Union Bank & Trust Company (“Union Bank”). Union Bank and the Company have common ownership. The transactions with Union Bank present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting preferred stock. Michael S. Dunlap, a significant shareholder, as well as our Chief Executive Officer, Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 40.2 percent of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her husband and children, owns or controls 38.6 percent of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of various shares of Nelnet it holds because it serves in a capacity of trustee or account manager and may share voting and/or investment power with respect to such shares. As of December 31, 2012, Union Bank was deemed to beneficially own 11.7 percent of the voting rights of our common stock. As of December 31, 2012, Mr. Dunlap and Ms. Muhleisen beneficially owned 67.7 percent and 12.8 percent, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank, including loan purchases, loan servicing, loan participations, banking services, 529 Plan Administration services, lease arrangements, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2012, 2011, and 2010 related to the transactions with Union Bank was income of $11.9 million, $9.4 million, and $8.2 million, respectively. See note 19 of the notes to the consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.

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

We intend to maintain our relationship with Union Bank, which our management believes provides certain benefits to us. Those benefits include Union Bank's knowledge of and experience in the FFELP industry, its willingness to provide services, and at times liquidity and capital resources, on an expedient basis, and the proximity of Union Bank to our corporate headquarters located in Lincoln, Nebraska.

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

ITEM 2. PROPERTIES

The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2012. The Company owns the building in Lincoln, Nebraska where its principal office is located. The building is subject to a lien securing the outstanding mortgage debt on the property.

Location	Primary Function or Segment	Approximate square feet	Lease expiration date

Lincoln, NE	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services	187,000	–

Lincoln, NE	Student Loan and Guaranty Servicing	70,000	December 2015

Aurora, CO	Student Loan and Guaranty Servicing	96,000	February 2015

Highlands Ranch, CO	Student Loan and Guaranty Servicing	67,000	March 2017

Paramus, NJ	Enrollment Services	23,000	December 2015

The square footage amounts above exclude a total of approximately 27,000 square feet of owned office space in Lincoln, Nebraska, and 17,000 square feet of leased office space in Highlands Ranch, Colorado, that the Company leases to third parties. Also excluded from the table above is 62,000 square feet of leased office space in Indianapolis, Indiana where Student Loan and Guaranty Servicing operations were previously conducted. On December 31, 2012, the Company entered into a lease termination agreement with the landlord of the property in Indiana, which terminated the lease effective January 31, 2013. Also excluded from the table above is approximately 18,000 square feet of space leased in Jacksonville, Florida where a data center was previously housed; the lease will expire in September 2013. The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long term business goals. The Company's principal office is located at 121 South 13th Street, Lincoln, Nebraska 68508.

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

On April 14, 2012, the U.S. Court of Appeals for the Third Circuit, which has jurisdiction over the District Court, issued an order in an unrelated TCPA case which remanded that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court.  The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action, and in light of the ruling, Peterson's requested and received the District Court's permission to file a renewed motion to dismiss the complaint. Peterson's filed that motion on May 29, 2012, and on October 17, 2012, the District Court denied the motion.  On November 7, 2012, Peterson's filed a motion for reconsideration of the District Court's order, or in the alternative, to certify the District Court's order for interlocutory appeal. On February 21, 2013, the District Court denied Peterson's motion for reconsideration, but granted the motion to certify its order for interlocutory appeal. Accordingly, Peterson's intends to submit a Petition for Permission to Appeal with the 3rd Circuit Court of Appeals, and intends to continue to contest the suit vigorously.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. As of January 31, 2013, there were 35,032,426 and 11,495,377 shares of Class A common stock and Class B common stock outstanding, respectively. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2013 was 893 and 22, respectively. The record holders of the Class B common stock are Michael S. Dunlap and Stephen F. Butterfield, an entity controlled by them, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low intraday sales prices for the Company's Class A common stock for each full quarterly period in 2012 and 2011. The 2011 prices have been revised to conform to the current year presentation of high and low intraday (not closing) sales prices.

	2012				2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$27.20	$26.64	$24.99	$29.98	$24.28	$23.35	$22.85	$24.75
Low	23.72	21.49	22.16	23.17	20.36	19.52	16.50	17.57

Dividends of $0.07, $0.10, $0.10, and $0.10 per share on the Company's Class A and Class B common stock were paid on March 15, 2011, June 15, 2011, September 15, 2011, and December 15, 2011, respectively, to all holders of record as of March 1, 2011, June 1, 2011, September 1, 2011, and December 1, 2011, respectively.

Dividends of $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2012, June 15, 2012, and September 15, 2012, to all holders of record as of March 1, 2012, June 1, 2012, and September 1, 2012, respectively. A dividend of $1.10 per share on the Company's Class A and Class B common stock was paid on November 27, 2012 to all holders of record as of November 19, 2012. This dividend consisted of a regular quarterly dividend of $0.10 per share and a special cash dividend of $1.00 per share.

The Company currently plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors. In addition, the payment of dividends is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2007 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Nelnet, Inc.
S&P 500
S&P Financials

Company/Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Nelnet, Inc.	$100.00	$113.44	$136.97	$194.69	$204.70	$263.14
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Financials	100.00	44.68	52.38	58.73	48.71	62.75

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2012 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2012	1,385	$24.00	480	4,990,760
November 1 - November 30, 2012	195,567	27.12	195,253	4,795,507
December 1 - December 31, 2012	549,507	29.04	548,928	4,246,579
Total	746,459	$28.53	744,661

(a)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 480 shares, 1,351 shares, and 10,212 shares in October, November, and December 2012, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 905 shares, 314 shares, and 579 shares in October, November, and December 2012, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

Equity Compensation Plans

For information regarding the securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 12 of this report.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$345,287	364,565	371,071	235,345	187,892
Loan and guaranty servicing revenue	209,748	175,657	158,584	129,911	124,057
Tuition payment processing and campus commerce revenue	74,410	67,797	59,824	53,894	48,155
Enrollment services revenue	117,925	130,470	139,897	119,397	112,405
Other income	39,476	29,513	31,310	26,469	22,775
Gain (loss) on sale of loans and debt repurchases, net	4,139	8,340	78,631	76,831	(51,414)
Income attributable to Nelnet, Inc. - continuing operations	$177,997	204,335	189,034	139,125	26,844
Income attributable to Nelnet, Inc. - discontinued operations	—	—	—	—	1,818
Net income attributable to Nelnet, Inc.	$177,997	204,335	189,034	139,125	28,662
Earnings per common share (attributable to Nelnet, Inc. shareholders)
Basic:
Continuing operations	$3.76	4.24	3.82	2.79	0.54
Discontinued operations	—	—	—	—	0.04
Net earnings	$3.76	4.24	3.82	2.79	0.58
Diluted:
Continuing operations	$3.74	4.23	3.81	2.78	0.54
Discontinued operations	—	—	—	—	0.04
Net earnings	$3.74	4.23	3.81	2.78	0.58
Dividends per common share	$1.40	0.37	0.70	0.07	0.07
Other Data:
Fixed rate floor income, net of derivative settlements	$145,345	144,454	132,243	145,098	37,457
Core student loan spread	1.44%	1.52%	1.48%	1.18%	0.99%
Origination and acquisition of student loans (par value)	$3,885,138	2,841,334	4,202,164	2,779,873	2,809,082
Student loans serviced (at end of period)	97,492,053	76,119,717	61,477,651	37,549,563	35,888,693

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$66,031	42,570	283,801	338,181	189,847
Student loans receivables, net	24,830,621	24,297,876	24,033,001	23,926,957	25,413,008
Goodwill and intangible assets	126,511	145,492	155,830	197,255	252,232
Total assets	26,607,895	25,852,217	25,893,892	25,876,427	27,854,897
Bonds and notes payable	25,098,835	24,434,540	24,672,472	24,805,289	26,787,959
Nelnet, Inc. shareholders' equity	1,165,208	1,066,205	906,633	784,563	643,226
Tangible Nelnet, Inc. shareholders' equity (a)	1,038,697	920,713	750,803	587,308	390,994
Book value per common share	25.00	22.62	18.75	15.73	13.05
Tangible book value per common share (a)	22.28	19.53	15.53	11.77	7.93

Ratios:
Shareholders' equity to total assets	4.38%	4.12%	3.50%	3.03%	2.31%

(a)
Tangible Nelnet, Inc. shareholders' equity, a non-GAAP measure, equals "Nelnet, Inc. shareholders' equity" less "goodwill" and "intangible assets, net." Management believes presenting tangible equity and tangible book value per common share are useful measures of evaluating the strength of the Company's capital position. These measures may be calculated differently by other companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2012, 2011, and 2010. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in this report. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in "Forward-Looking and Cautionary Statements" and Item 1A "Risk Factors" included in this report.

OVERVIEW

The Company is an education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: asset management and finance, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans.

A summary of consolidated results and financial and operational highlights is provided below.

•
Continued strong earnings. For the year ended December 31, 2012, the Company's net income, excluding derivative market value and foreign currency adjustments, was $207.4 million, or $4.38 per share, compared to $215.4 million, or $4.47 per share, for 2011. GAAP net income for the year ended December 31, 2012 was $178.0 million, or $3.76 per share, compared with GAAP net income for 2011, which was $204.3 million, or $4.24 per share. Derivative market value and foreign currency adjustments were an expense of $29.4 million after tax, or $0.62 per share, during 2012, compared with an expense of $11.1 million after tax, or $0.23 per share, for 2011. (a)

The decrease in net income in 2012 compared to 2011 was expected as the Company's student loan portfolio runs off due to Congress' elimination of new loan originations under the FFEL Program in 2010. The decrease was partially offset by the growth of the Company's fee-based businesses.

•	An increase in revenue from fee-based businesses (excluding intersegment servicing revenue) to $402.1 million, or 7.5%, for 2012 as compared to $373.9 million in 2011.

•	Purchased $3.9 billion (par value) of student loans from third parties during 2012, including $3.0 billion during the fourth quarter.

•	Repurchased 806,023 shares of Class A common stock for $22.8 million ($28.30 per share) during 2012, including 746,459 shares repurchased in the fourth quarter of 2012.

•	Repurchased $136.1 million of debt for a gain totaling $4.0 million during 2012, including $114.4 million of debt repurchased during the fourth quarter for a gain of $3.0 million.

•	Paid cash dividends totaling $1.40 per share in 2012, which includes a special fourth quarter 2012 cash dividend of $1.00 per share.

•	An increase in book value per share to $25.00, or 10.5%, from December 31, 2011.

•	Strong liquidity represented by $149.3 million of cash and investments as of December 31, 2012 and $299.3 million of net cash provided by operating activities during 2012.

(a)
The Company provides non-GAAP information that reflects specific items management believes to be important in the evaluation of its financial position and performance. "Derivative market value and foreign currency adjustments" include (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The Company believes these point-in-time estimates of asset and liability values related to these financial instruments that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations.

The Company earns fee-based revenue through the following operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

In addition, the Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2012, the Company had a $24.8 billion student loan portfolio that will amortize over the next approximately 20 years. The Company actively seeks to acquire FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

The information below provides the operating results for each reportable operating segment for the years ended December 31, 2012, 2011, and 2010 (dollars in millions).

(a)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was an expense of $51.8 million, income of $7.6 million, and income of $3.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was an expense of $32.1 million, income of $4.7 million, and income of $1.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(b)	Computed as income before income taxes, excluding restructuring and impairment charges, divided by total revenue.

A summary of the results and financial highlights for each reportable operating segment for the year ended December 31, 2012 and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 7 for additional detail.

Student Loan and Guaranty Servicing

•	An increase in government servicing revenue due to increased volume from the Department.

•	An increase in guaranty collection revenue due to an increase in defaulted loan volume.

•	An increase in software services revenue as a result of the Company beginning to provide hosted student loan servicing to a significant customer in October 2011.

•	An increase in operating expenses due to incurring additional costs related to the government servicing contract and the hosted servicing software product.

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

Enrollment Services

•
Continued decrease in inquiry generation and inquiry management (agency) revenue due to the effects from regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

•	Recorded a charge of $2.8 million related to the impairment of student list costs.

Asset Generation and Management

•	The acquisition of $3.9 billion (par value) of FFELP student loans during 2012.

•
The loss of $936.4 million of FFELP student loans during 2012 as a result of the Department's special direct consolidation loan initiative, the student loan borrower application period for which expired June 30, 2012.

•	Continued recognition of significant fixed rate floor income due to historically low interest rates.

Liquidity and Capital Resources

•	As of December 31, 2012, the Company had $149.3 million of cash and investments.

•	For the year ended December 31, 2012, the Company generated $299.3 million in net cash provided by operating activities.

•	Forecasted future undiscounted cash flows from the Company's FFELP student loan portfolio remain strong and are estimated to be approximately $1.97 billion as of December 31, 2012.

•
On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit that has a maturity date of February 17, 2016. As of December 31, 2012, $195.0 million was available for borrowing under this line of credit.

•
The Company will continue to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments, including ongoing investments in its core business areas of asset management and finance, loan servicing, payment processing, and enrollment services (education planning); and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Income Taxes

•
The Company's effective tax rate was 35.0 percent for the year ended December 31, 2012, compared to 36.5 percent in 2011. During 2012, state tax laws were enacted that reduced the Company's income tax expense by $3.4 million. The Company currently expects the effective tax rate in 2013 will be 36.0 percent to 38.0 percent.

CONSOLIDATED RESULTS OF OPERATIONS

The components of the Company's consolidated financial statements are summarized below.

The Company’s operating results are primarily driven by the performance of its existing portfolio and the revenues generated by its fee-based businesses and the costs to provide such services.  The performance of the Company’s portfolio is driven by net interest income (which includes financing costs) and losses related to credit quality of the assets, along with the cost to administer and service the assets and related debt.

The Company operates as four distinct operating segments. The Company's operating segments include:

•	Student Loan and Guaranty Servicing

•	Tuition Payment Processing and Campus Commerce

•	Enrollment Services

•	Asset Generation and Management

See Item 1, "Business - Overview" for further discussion on the components of each segment. In addition, the operating results of each of the Company's reportable operating segments, including a reconciliation of the segment operating results to the consolidated results of operations, are included in note 14 of the notes to the consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a segment basis. As further discussed in the notes to the consolidated financial statements, in 2012 the Company changed its operating segment income measurement from "base net income" to GAAP net income. Prior period segment operating results have been restated to conform to the current period presentation.

Consolidated Net Interest Income after Provision for Loan Losses (net of settlements on derivatives)

	Year ended December 31,			December 31, 2012 vs. 2011 Increase(Decrease)		December 31, 2011 vs. 2010 Increase(Decrease)
	2012	2011	2010	$	%	$	%
Interest income:
Loan interest	$609,237	589,686	598,675	19,551	3.3%	(8,989)	(1.5)%
Investment interest	4,616	3,168	5,256	1,448	45.7	(2,088)	(39.7)
Total interest income	613,853	592,854	603,931	20,999	3.5	(11,077)	(1.8)
Interest expense:
Interest on bonds and notes payable	268,566	228,289	232,860	40,277	17.6	(4,571)	(2.0)
Net interest income	345,287	364,565	371,071	(19,278)	(5.3)	(6,506)	(1.8)
Provision for loan losses	21,500	21,250	22,700	250	1.2	(1,450)	(6.4)
Net interest income after provision for loan losses	323,787	343,315	348,371	(19,528)	(5.7)	(5,056)	(1.5)
Derivative settlements, net (a)	(14,022)	(7,840)	(14,264)	(6,182)	(78.9)	6,424	(45.0)
Net interest income after provision for loan losses (net of settlements on derivatives)	$309,765	335,475	334,107	(25,710)	(7.7)%	1,368	0.4%

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

Net interest income after provision for loan losses, net of settlements on derivatives, includes the following items:

	Year ended December 31,			December 31, 2012 vs. 2011 Increase(Decrease)		December 31, 2011 vs. 2010 Increase(Decrease)
	2012	2011	2010	$	%	$	%
Variable net interest income, net of settlements on derivatives (a)	$192,021	219,363	242,127	(27,342)	(12.5)%	(22,764)	(9.4)%
Fixed rate floor income, net of settlements on derivatives (b)	145,345	144,454	132,243	891	0.6	12,211	9.2
Investment interest (c)	4,616	3,168	5,256	1,448	45.7	(2,088)	(39.7)
Non-portfolio related derivative settlements	(2,232)	(611)	(928)	(1,621)	(265.3)	317	34.2
Corporate debt interest expense (d)	(8,485)	(9,649)	(21,891)	1,164	12.1	12,242	55.9
Provision for loan losses (e)	(21,500)	(21,250)	(22,700)	(250)	(1.2)	1,450	6.4
Net interest income after provision for loan losses (net of settlements on derivatives)	$309,765	335,475	334,107	(25,710)	(7.7)%	1,368	0.4%

(a)
The Company generates a significant portion of its earnings from the spread, referred to as its student loan spread, between the yield the Company receives on its student loan portfolio and the cost of funding these loans. Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company’s balance sheet is important to its operations. The current and future interest rate environment can and will affect the Company’s net interest income. The effects of changing interest rate environments are further outlined in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, including capitalized costs of origination, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See "Asset Generation and Management Operating Segment - Results of Operations" in this Item 7 below for additional information.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rate, generating fixed rate floor income. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Investment interest income includes income from unrestricted interest-earning deposits and investments and funds in the Company’s special purpose entities which are utilized for its asset-backed securitizations. Investment interest increased in 2012 compared to 2011 due to an increase in the average investment balance, and decreased in 2011 compared to 2010 due to lower interest rates and a decrease in average cash held.

(d)
Corporate debt interest expense includes interest expense incurred on the Company's 5.125% Senior Notes, which matured in 2010 (the “Senior Notes”), Junior Subordinated Hybrid Securities, and its unsecured and secured lines of credit. The decrease in corporate debt interest expense is due to the Company using cash generated by operations and proceeds from securitization transactions to pay down corporate debt. The average outstanding corporate debt during 2010, 2011, and 2012 was approximately $881.8 million, $249.5 million, and $183.5 million, respectively.

(e)
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans. See "Asset Generation and Management Operating Segment - Summary and Comparison of Operating Results" in this Item 7 below for additional information.

Consolidated Other Income

The Company also earns fees and generates revenue from other sources as summarized below.

	Year ended December 31,			December 31, 2012 vs. 2011 Increase(Decrease)		December 31, 2011 vs. 2010 Increase(Decrease)
	2012	2011	2010	$	%	$	%
Loan and guaranty servicing revenue (a)	$209,748	175,657	158,584	34,091	19.4%	17,073	10.8%
Tuition payment processing and campus commerce revenue (b)	74,410	67,797	59,824	6,613	9.8	7,973	13.3
Enrollment services revenue (c)	117,925	130,470	139,897	(12,545)	(9.6)	(9,427)	(6.7)
Other income (d)	39,476	29,513	31,310	9,963	33.8	(1,797)	(5.7)
Gain on sale of loans and debt repurchases (e)	4,139	8,340	78,631	(4,201)	(50.4)	(70,291)	(89.4)
Derivative market value and foreign currency adjustments (f)	(47,394)	(17,807)	3,587	(29,587)	(166.2)	(21,394)	(596.4)
Derivative settlements, net (g)	(14,022)	(7,840)	(14,264)	(6,182)	(78.9)	6,424	45.0
Total other income	$384,282	386,130	457,569	(1,848)	(0.5)%	(71,439)	(15.6)%

(a)
Student loan and guaranty servicing revenue consists of revenue generated by the Student Loan and Guaranty Servicing operating segment. See "Student Loan and Guaranty Servicing Operating Segment – Results of Operations" in this Item 7 below for additional information.

(b)
Tuition payment processing and campus commerce revenue consists of revenue generated by the Company's Tuition Payment Processing and Campus Commerce operating segment. See "Tuition Payment Processing and Campus Commerce – Results of Operations" in this Item 7 below for additional information.

(c)
Enrollment services revenue consists of revenue generated by the Company's Enrollment Services operating segment. See “Enrollment Services Operating Segment - Results of Operations” in this Item 7 below for additional information.

(d)	The following table summarizes the components of "other income."

	Year ended December 31,
	2012	2011	2010
Borrower late fee income (1)	$13,876	12,647	12,390
Investment advisory fees (2)	8,727	5,062	—
Investments - realized and unrealized gains/(losses), net	7,511	3,183	1,103
529 Plan administration fees	1,741	2,275	5,744
Other	7,621	6,346	12,073
Other income	$39,476	29,513	31,310

(1)	Borrower late fee income is earned by the education lending subsidiaries (in the Asset Generation and Management operating segment) and is recognized when payments are collected from the borrower.

(2)
During 2011, the Company began to provide investment advisory services under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. As of December 31, 2012 and December 31, 2011, the outstanding balance of investments subject to these arrangements was $669.3 million and $394.2 million, respectively.

(e)   The Company periodically engages in selling loans and repurchasing its debt. Depending on market conditions, the Company generally realizes gains on such transactions. “Gain on sale of loans and debt repurchases” includes the following:

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Gains on debt repurchases:
Junior Subordinated Hybrid Securities	$1,465	1,140	325	62,558	55,651	6,907	34,995	30,073	4,922
Asset-backed securities	134,667	130,969	3,698	12,254	12,199	55	690,750	650,789	39,961
	$136,132	132,109	4,023	74,812	67,850	6,962	725,745	680,862	44,883
Gain on sale of loans			116			1,378			33,748
Gain on sale of loans and debt repurchases			$4,139			8,340			78,631

(f)
The change in “derivative market value and foreign currency adjustments” is the result of the change in the fair value of the Company’s derivative portfolio and transaction gains/losses resulting from the re-measurement of the Company’s Euro-denominated bonds to U.S. dollars. These changes are summarized below. Valuations of derivative instruments vary based upon many factors, including changes in interest rates, credit risk, foreign currency fluctuations, and other market factors. As a result, net gains and losses on derivatives and hedging activities may vary significantly from period to period.

	Year ended December 31,
	2012	2011	2010
Change in fair value of derivatives - income (expense)	$(27,833)	(50,513)	(77,134)
Foreign currency transaction adjustment - income (expense)	(19,561)	32,706	80,721
Derivative market value and foreign currency adjustments - income (expense)	$(47,394)	(17,807)	3,587

(g)
As discussed in footnote (a) to the "Consolidated Net Interest Income after Provision for Loan Losses (net of settlements on derivatives)" table above, derivative settlements should be evaluated with the Company's net interest income.

Consolidated Operating Expenses

Operating expenses includes indirect costs incurred to acquire student loans; costs incurred to manage and administer the Company's student loan portfolio and its financing transactions; costs incurred to service the Company's student loan portfolio and the portfolios of third parties; collection costs related to rehabilitation revenue; the cost to provide enrollment services; costs incurred to provide tuition payment processing and campus commerce products and services to third parties; the depreciation and amortization of capital assets and intangible assets; investments in products, services, and technology to meet customer needs and support continued revenue growth; and other general and administrative expenses. Operating expenses also includes impairment charges related to the impairment of goodwill and certain intangible assets. Operating expenses in 2010 includes employee termination benefits and lease termination costs related to restructuring activities and a litigation settlement charge.

As shown below, operating expenses, excluding direct costs to provide enrollment services, depreciation and amortization, impairment charges, restructuring charges, a litigation settlement, and collection costs related to loan rehabilitation revenue increased $24.1 million (8.8%) for the year ended December 31, 2012 compared to 2011, and increased $7.8 million (2.9%) for the year ended December 31, 2011 compared to 2010.

	Year ended December 31,			December 31, 2012 vs. 2011 Increase(Decrease)		December 31, 2011 vs. 2010 Increase(Decrease)
	2012	2011	2010	$	%	$	%
Salaries and benefits	$192,826	177,951	166,011	14,875	8.4%	11,940	7.2%
Other expenses	105,489	96,300	100,424	9,189	9.5	(4,124)	(4.1)
Operating expenses, excluding cost to provide enrollment services, depreciation and amortization, impairment charges, restructuring charges, litigation settlement, and collection costs related to loan rehabilitation revenue	298,315	274,251	266,435	24,064	8.8%	7,816	2.9%
Cost to provide enrollment services	78,375	86,548	91,647
Depreciation and amortization	33,625	29,744	38,444
Impairment expense (a)	2,767	—	26,599
Restructure expense	—	—	6,020
Litigation settlement (b)	—	—	55,000
Collection costs related to loan rehabilitation revenue (c)	20,482	17,115	19,341
Total operating expenses	$433,564	407,658	503,486

(a)	The Company incurred impairments of certain intangible assets (2012 and 2010) and goodwill (2010) recorded at the Enrollment Services operating segment.

(b)
The Company entered into a settlement agreement during 2010 to settle all claims associated with the "qui tam" action brought by Jon H. Oberg. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge.

(c)
The Company incurred collection costs directly related to revenue earned from rehabilitation loans. These costs are included in "other" under the operating expense section of the consolidated statements of income and are shown separately in the above table for comparability purposes for the periods shown.

The increase in operating expenses over the last two years was due to the addition of resources and incurring other expenses to (i) support the growth in loan and guaranty servicing revenue and improve survey results related to the government servicing contract; (ii) support the hosted servicing software product; (iii) implement and comply with the Department's special direct consolidation loan initiative; and (iv) support the increase in the number of managed tuition payment plans and campus commerce customers.

Consolidated Income Taxes

The Company's effective tax rate was 35.0 percent and 36.5 percent for the years ended December 31, 2012 and 2011, respectively. The effective tax rate during 2012 decreased compared to 2011 due to various state changes and changes in the Company's gross unrecognized tax benefits liability. During 2012, state tax laws were enacted that reduced the Company's income tax expense by $3.4 million. The Company currently expects the effective tax rate in 2013 will be 36 percent to 38 percent.

The Company's effective tax rate was 36.5 percent and 37.5 percent for the years ended December 31, 2011 and 2010, respectively. The effective tax rate during 2011 decreased compared to 2010 due to a decrease in the Company's valuation allowance, state incentive tax credits, and an overall reduction of the Company's state effective tax rate.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,139	$23,727	$23,249	$22,757	$22,503		$22,650	$22,277	$21,926	$21,504	$21,237
% of total	61.6%	38.6%	34.2%	33.0%	30.2%		29.8%	27.1%	25.6%	23.2%	21.8%
Number of servicing borrowers:
Government servicing:	441,913	2,804,502	2,814,142	2,666,183	2,966,706		3,036,534	3,096,026	3,137,583	3,588,412	3,892,929
FFELP servicing:	2,311,558	1,912,748	1,870,538	1,837,272	1,812,582		1,799,484	1,779,245	1,724,087	1,659,020	1,626,146
Private servicing:	152,200	155,947	154,106	151,734	162,950		164,554	163,135	161,763	175,070	173,331
Total:	2,905,671	4,873,197	4,838,786	4,655,189	4,942,238	4,717,250,000	5,000,572	5,038,406	5,023,433	5,422,502	5,692,406

Number of remote hosted borrowers	684,996	545,456	529,682	514,538	579,600		9,566,296	8,645,463	7,909,300	7,505,693	6,912,204

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2012 vs. 2011 Increase (Decrease)		December 31, 2011 vs. 2010 Increase (Decrease)
	2012	2011	2010	$	%	$	%
Net interest income	$53	58	62	(5)	(8.6)%	(4)	(6.5)%
Loan and guaranty servicing revenue	209,748	175,657	158,838	34,091	19.4	16,819	10.6
Intersegment servicing revenue	65,376	69,037	85,342	(3,661)	(5.3)	(16,305)	(19.1)
Other income	—	—	519	—	—	(519)	(100.0)
Total other income	275,124	244,694	244,699	30,430	12.4	(5)	—
Salaries and benefits	115,126	102,878	95,293	12,248	11.9	7,585	8.0
Depreciation and amortization	18,415	15,313	13,755	3,102	20.3	1,558	11.3
Restructure expense	—	—	6,040	—	—	(6,040)	(100.0)
Other expenses	70,505	60,442	60,211	10,063	16.6	231	0.4
Intersegment expenses, net	5,280	4,776	5,074	504	10.6	(298)	(5.9)
Total operating expenses	209,326	183,409	180,373	25,917	14.1	3,036	1.7
Income before income taxes and corporate overhead allocation	65,851	61,343	64,388	4,508	7.3	(3,045)	(4.7)
Corporate overhead allocation	(5,904)	(4,138)	(5,856)	(1,766)	(42.7)	1,718	29.3
Income before income taxes	59,947	57,205	58,532	2,742	4.8	(1,327)	(2.3)
Income tax expense	(22,780)	(21,736)	(22,243)	(1,044)	(4.8)	507	2.3
Net income	$37,167	35,469	36,289	1,698	4.8%	(820)	(2.3)%
Before tax operating margin, excluding restructure expense	21.8%	23.4%	23.9%

Loan and guaranty servicing revenue

	Year ended December 31,			December 31, 2012 vs. 2011 Increase (Decrease)		December 31, 2011 vs. 2010 Increase (Decrease)
	2012	2011	2010	$	%	$	%
FFELP servicing (a)	$24,255	26,653	37,013	(2,398)	(9.0)%	(10,360)	(28.0)%
Private servicing	9,201	9,911	9,304	(710)	(7.2)	607	6.5
Government servicing (b)	69,493	50,978	29,947	18,515	36.3	21,031	70.2
FFELP guaranty collection (c)	58,926	47,801	45,123	11,125	23.3	2,678	5.9
FFELP guaranty servicing (d)	13,183	16,249	18,503	(3,066)	(18.9)	(2,254)	(12.2)
Software services (e)	33,512	23,443	18,948	10,069	43.0	4,495	23.7
Other	1,178	622	—	556	89.4	622	100.0
Loan and guaranty servicing revenue	$209,748	175,657	158,838	34,091	19.4%	16,819	10.6%

(a)	FFELP servicing revenue decreased due to third-party customers' FFELP portfolios decreasing in size due to run off.

(b)	Government servicing revenue increased due to the increase in the number of borrowers serviced.

(c)
The Company earns revenue from rehabilitating defaulted FFELP loan assets on behalf of FFELP guaranty agencies. This revenue has increased based on an increase in defaulted loan volume. However, over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off.

(d)	FFELP guaranty servicing revenue will continue to decrease as FFELP portfolios run off and guaranty volume decreases.

(e)
In October 2011, the Company began providing hosted student loan servicing to a significant customer, which resulted in an increase in software services revenue. The contract with this customer expires in December 2013, at which time the Company expects the number of remote hosted borrowers and related revenue to significantly decrease. However, a portion of these borrowers will transfer to a full-service borrower under the Department's servicing contract. During 2012, $14.7 million in software services revenue was earned from this customer.

The increase in remote hosted servicing revenue compared to prior periods was offset by a reduction in other software services revenue due to a decrease in the number of other products and services provided to external customers as a result of legislative changes in the student loan industry.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned for the Student Loan and Guaranty Servicing operating segment as a result of servicing loans for the Asset Generation and Management operating segment.

Operating expenses.  Excluding restructure expense and collection costs related to guaranty collection revenue, 2012 operating expenses increased $22.5 million (13.6%) in 2012 compared with 2011 and increased $11.3 million (7.3%) in 2011 compared to 2010.  These increases were due to incurring additional costs related to:

•	Supporting the increase in government servicing volume.

•	Supporting initiatives to improve performance metrics under the government servicing contract.

•	Preparing for and supporting additional volume that was added to the Company's servicing platforms related to the hosted servicing software solution.

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

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2012 vs. 2011 Increase (Decrease)		December 31, 2011 vs. 2010 Increase (Decrease)
	2012	2011	2010	$	%	$	%
Net interest income	$8	21	32	(13)	(61.9)%	(11)	(34.4)%
Tuition payment processing and campus commerce revenue	74,410	67,797	59,824	6,613	9.8	7,973	13.3
Salaries and benefits	34,314	30,070	27,180	4,244	14.1	2,890	10.6
Depreciation and amortization	7,240	6,179	7,089	1,061	17.2	(910)	(12.8)
Other expenses	10,439	10,192	9,379	247	2.4	813	8.7
Intersegment expenses, net	5,383	4,714	3,730	669	14.2	984	26.4
Total operating expenses	57,376	51,155	47,378	6,221	12.2	3,777	8.0
Income before income taxes and corporate overhead allocation	17,042	16,663	12,478	379	2.3	4,185	33.5
Corporate overhead allocation	(1,968)	(1,379)	(1,952)	(589)	(42.7)	573	29.4
Income before income taxes	15,074	15,284	10,526	(210)	(1.4)	4,758	45.2
Income tax expense	(5,728)	(5,807)	(4,000)	79	1.4	(1,807)	(45.2)
Net income	$9,346	9,477	6,526	(131)	(1.4)%	2,951	45.2%
Before tax operating margin	20.3%	22.5%	17.6%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue has been increasing year over year as a result of an increase in the number of managed tuition payment plans as well as an increase in campus commerce customers.

Operating expenses. Operating expenses increased year over year as a result of incurring additional costs to support the increase in the number of managed tuition payment plans and campus commerce customers.  In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.  The amount and types of investments made by the Company impacts operating expenses and operating margin from period to period. The operating expenses for the years ended December 31, 2012, 2011, and 2010 includes $6.3 million, $5.0 million, and $5.8 million, respectively, of amortization expense related to intangible assets. Excluding amortization expense of intangible assets, the before tax operating margin for the years ended December 31, 2012, 2011, and 2010 was 28.7%, 29.9%, and 27.2%, respectively.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2012 vs. 2011 Increase (Decrease)		December 31, 2011 vs. 2010 Increase (Decrease)
	2012	2011	2010	$	%	$	%
Enrollment services revenue	$117,925	130,470	139,897	(12,545)	(9.6)%	(9,427)	(6.7)%
Salaries and benefits	22,816	25,155	24,827	(2,339)	(9.3)	328	1.3
Cost to provide enrollment services	78,375	86,548	91,647	(8,173)	(9.4)	(5,099)	(5.6)
Depreciation and amortization	6,491	6,854	15,771	(363)	(5.3)	(8,917)	(56.5)
Impairment expense	2,767	—	26,599	2,767	100.0	(26,599)	(100.0)
Other expenses	7,649	9,425	10,683	(1,776)	(18.8)	(1,258)	(11.8)
Intersegment expenses, net	3,768	3,521	2,467	247	7.0	1,054	42.7
Total operating expenses	121,866	131,503	171,994	(9,637)	(7.3)	(40,491)	(23.5)
Income (loss) before income taxes and corporate overhead allocation	(3,941)	(1,033)	(32,097)	(2,908)	(281.5)	31,064	96.8
Corporate overhead allocation	(1,968)	(1,379)	(1,952)	(589)	(42.7)	573	29.4
Income (loss) before income taxes	(5,909)	(2,412)	(34,049)	(3,497)	(145.0)	31,637	92.9
Income tax (expense) benefit	2,244	917	12,935	1,327	144.7	(12,018)	(92.9)
Net income (loss)	$(3,665)	(1,495)	(21,114)	(2,170)	(145.2)%	19,619	92.9%
Before tax operating margin, excluding impairment expense	(2.7)%	(1.8)%	(5.3)%

Enrollment services revenue, cost to provide enrollment services, and gross profit

	Year ended December 31, 2012
	Inquiry Generation (a)	Inquiry Management (Agency) (a)	Inquiry Management (Software) (b)	Digital Marketing (c)	Content Solutions (d)	Total
Enrollment services revenue	$17,650	72,930	3,620	4,850	18,875	117,925
Cost to provide enrollment services	10,717	64,705	—	268	2,685	78,375
Gross profit	$6,933	8,225	3,620	4,582	16,190	39,550
Gross profit %	39.3%	11.3%

	Year ended December 31, 2011
	Inquiry Generation (a)	Inquiry Management (Agency) (a)	Inquiry Management (Software) (b)	Digital Marketing (c)	Content Solutions (d)	Total
Enrollment services revenue	$24,556	78,804	2,690	4,455	19,965	130,470
Cost to provide enrollment services	14,552	69,533	—	317	2,146	86,548
Gross profit	$10,004	9,271	2,690	4,138	17,819	43,922
Gross profit %	40.7%	11.8%

	Year ended December 31, 2010
	Inquiry Generation (a)	Inquiry Management (Agency) (a)	Inquiry Management (Software) (b)	Digital Marketing (c)	Content Solutions (d)	Total
Enrollment services revenue	$27,228	84,148	1,659	4,848	22,014	139,897
Cost to provide enrollment services	15,266	73,243	—	403	2,735	91,647
Gross profit	$11,962	10,905	1,659	4,445	19,279	48,250
Gross profit %	43.9%	13.0%

(a)
Inquiry generation revenue decreased $6.9 million (28.1%) and $2.7 million (9.8%) and inquiry management (agency) revenue decreased $5.9 million (7.5%) and $5.3 million (6.4%) for the years ended December 31, 2012 and 2011, respectively, compared to 2011 and 2010, respectively, due to a decrease in client activity.

Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. The Company is focused on increasing revenue and gross margin from 2012 operating results by increasing quality inquiries and volume.

(b)
Inquiry management (software) revenue increased $0.9 million (34.6%) and $1.0 million (62.1%) for the years ended December 31, 2012 and 2011, respectively, compared to 2011 and 2010, respectively, due to an increase in client activity and the number of clients. The Company believes it will continue to see continued growth in software revenue as existing customers expand their use of the software and new customers and service offerings are added.

(c)
Digital marketing revenue increased $0.4 million (8.9%) and decreased $0.4 million (8.1%) for the years ended December 31, 2012 and 2011, respectively, compared to 2011 and 2010, respectively. Revenue increased in 2012 due to the Company's investment in on-line college and university product offerings and decreased in 2011 due to decreased sales of essay editing services.

(d)
Content solutions revenue decreased $1.1 million (5.5%) and $2.0 million (9.3%) for the years ended December 31, 2012 and 2011, respectively, compared to 2011 and 2010, respectively, as a result of a decrease in list marketing services and a decrease in the size of a contract with a significant government customer. The Company expects continued decreases in content solutions revenue as list marketing revenue continues to decrease.

Depreciation and amortization.  Depreciation and amortization for the years ended December 31, 2012, 2011, and 2010, includes $1.7 million, $2.7 million, and $6.6 million, respectively, of amortization expense related to student list costs and $4.1 million, $3.7 million, and $8.4 million, respectively, of amortization expense of intangible assets. In 2010, the Company accelerated the amortization of student list costs to better reflect the pattern in which the economic benefit of this asset is used to generate revenue. As of December 31, 2012, all Enrollment Services' intangible assets are fully amortized.

Impairment expense. In 2012, the Company recognized an impairment charge of $2.8 million related to student list costs. In addition, in 2010, as a result of the annual goodwill impairment test, the Company recorded impairment charges at two reporting units included in the Enrollment Services operating segment. These charges consisted of $23.9 million related to its inquiry generation and management business and $2.7 million related to its list marketing business.

Operating expenses.  Excluding the cost to provide enrollment services, depreciation and amortization, and impairment expense, operating expenses for the years ended December 31, 2012 and 2011 decreased $3.9 million (10.2%) and increased $0.1 million, respectively, compared to 2011 and 2010, respectively. The decrease in operating expenses in 2012 was due to cost saving measures made by the Company in reaction to the ongoing decline in revenue in this segment. Operating expenses in 2011 were flat compared to 2010 due to a reduction in facilities costs, offset by investment in new products and services to meet customer needs and expand service offerings.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of December 31, 2012, the Company has a $24.8 billion student loan portfolio that will amortize over the next approximately 20 years. For a summary of the Company's student loan portfolio as of December 31, 2012 and December 31, 2011, see note 3 of the notes to the consolidated financial statements included in this report.

Loan Activity

The following table sets forth the activity of loans classified as “held for investment”:

	Year ended December 31,
	2012	2011	2010
Beginning balance (loans held for investment)	$24,359,625	23,784,069	23,635,874
Loan originations	—	—	831,048
Loan acquisitions	3,885,138	2,841,334	3,371,116
Total originations and acquisitions (a)	3,885,138	2,841,334	4,202,164
Repayments, claims, capitalized interest, participations, and other	(1,807,144)	(1,650,489)	(1,221,662)
Consolidation loans lost to external parties (b)	(1,331,163)	(585,230)	(599,927)
Loans sold (c)	(110,576)	(30,059)	(2,141,124)
Loans reclassified to held for sale	—	—	(91,256)
Ending balance (loans held for investment)	$24,995,880	24,359,625	23,784,069

(a)
As a result of legislation effective July 1, 2010, all new federal loan originations are made by the Department of Education through the Federal Direct Loan Program and the Company no longer originates FFELP loans. However, the Company believes there will continue to be opportunities to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses.

(b)
On October 25, 2011, the White House and the Department announced a short-term special direct consolidation loan initiative to eligible student loan borrowers, with a borrower application period beginning in January 2012 and ending June 30, 2012. The Department's initiative allowed student loan borrowers with at least one FFELP loan and at least one federal student loan owned by the Department to convert the FFELP loans to the Federal Direct Loan Program. As a result of this initiative, the amount of loans lost to external parties has increased compared to prior periods. For the year ended December 31, 2012, the Company lost FFELP loans of $936.4 million as a result of this initiative.

(c)
During 2010, the Company sold $2.1 billion of student loans to the Department under a program that provided liquidity to student loan lenders. Loans sold during 2012 and 2011 related to delinquent loans funded in the Department's conduit program and were sold as required by the provisions of that facility.

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

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the years ended December 31, 2012, 2011, and 2010, and a summary of the Company's federally insured student loan delinquency amounts as of December 31, 2012, 2011, and 2010, see note 3 of the notes to the consolidated financial statements included in this report.

The delinquency trends in the Company's portfolio of federally insured loans were higher in 2012 as compared to 2011 and 2010, due to the sustained downturn in the economy and delinquent loans that were acquired in 2012. The increased delinquencies resulted in an increase in the provision for loan losses on federally insured loans.

The Company's non-federally insured loan portfolio has decreased since 2008 as a result of loan sales, runoff, and the Company no longer originating non-federally insured loans. The amortization of the non-federally insured student loan portfolio has resulted in provision expense being less than charge-offs during the years ended December 31, 2012, 2011, and 2010.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2012	2011	2010
Variable student loan yield, gross	2.63%	2.58%	2.64%
Consolidation rebate fees	(0.75)	(0.72)	(0.68)
Premium and deferred origination costs amortization, net of discount accretion	—	(0.09)	(0.20)
Variable student loan yield, net	1.88	1.77	1.76
Student loan cost of funds - interest expense	(0.98)	(0.84)	(0.83)
Student loan cost of funds - bonds and notes payable discount accretion	(0.11)	(0.06)	—
Student loan cost of funds - derivative settlements	0.03	0.05	0.03
Variable student loan spread	0.82	0.92	0.96
Fixed rate floor income, net of settlements on derivatives	0.62	0.60	0.52
Core student loan spread	1.44%	1.52%	1.48%

Average balance of student loans	$23,694,388	24,045,003	25,212,190
Average balance of debt outstanding	23,932,304	24,237,459	25,327,210

A trend analysis of the Company's core and variable student loan spreads is summarized below.

(a)
Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper rate.  As allowed by legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on student loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR (Q2 2012 - Q4 2012) or commercial paper rate indices (Q1 2010 - Q1 2012) by quarter.

Variable student loan spread decreased during the year ended December 31, 2012 as compared to the prior years as a result of the widening of the Asset/Liability Base Rate spread as reflected in the previous table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Year ended December 31,
	2012	2011	2010
Fixed rate floor income, gross	$164,615	164,700	151,861
Derivative settlements (a)	(19,270)	(20,246)	(19,618)
Fixed rate floor income, net	$145,345	144,454	132,243
Fixed rate floor income contribution to spread, net	0.62%	0.60%	0.52%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2012, 2011, and 2010 are due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,			December 31, 2012 vs. 2011 Increase (Decrease)		December 31, 2011 vs. 2010 Increase (Decrease)
	2012	2011	2010	$	%	$	%
Net interest income after provision for loan losses	$324,906	347,811	362,059	(22,905)	(6.6)%	(14,248)	(3.9)%
Other income	18,219	15,416	18,639	2,803	18.2	(3,223)	(17.3)
Gain on sale of loans and debt repurchases	3,814	1,433	73,709	2,381	166.2	(72,276)	(98.1)
Derivative market value and foreign currency adjustments, net	(51,809)	7,571	3,046	(59,380)	(784.3)	4,525	148.6
Derivative settlements, net	(11,792)	(7,228)	(13,336)	(4,564)	(63.1)	6,108	45.8
Total other income	(41,568)	17,192	82,058	(58,760)	(341.8)	(64,866)	(79.0)
Salaries and benefits	2,252	2,791	4,524	(539)	(19.3)	(1,733)	(38.3)
Other expenses	16,435	13,381	12,759	3,054	22.8	622	4.9
Intersegment expenses, net	66,215	70,018	85,268	(3,803)	(5.4)	(15,250)	(17.9)
Total operating expenses	84,902	86,190	102,551	(1,288)	(1.5)	(16,361)	(16.0)
Income before income taxes and corporate overhead allocation	198,436	278,813	341,566	(80,377)	(28.8)	(62,753)	(18.4)
Corporate overhead allocation	(5,306)	(6,896)	(9,759)	1,590	23.1	2,863	29.3
Income before income taxes	193,130	271,917	331,807	(78,787)	(29.0)	(59,890)	(18.0)
Income tax expense	(73,387)	(103,327)	(126,086)	29,940	29.0	22,759	18.1
Net income	$119,743	168,590	205,721	(48,847)	(29.0)%	(37,131)	(18.0)%

Additional information:
Net income	$119,743	168,590	205,721	(48,847)	(29.0)%	(37,131)	(18.0)%
Derivative market value and foreign currency adjustments, net	51,809	(7,571)	(3,046)	59,380	784.3	(4,525)	(148.6)
Tax effect	(19,687)	2,877	1,157	(22,564)	(784.3)	1,720	148.7
Net income, excluding derivative market value and foreign currency adjustments	$151,865	163,896	203,832	(12,031)	(7.3)%	(39,936)	(19.6)%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Year ended December 31,			December 31, 2012 vs. 2011 Increase (Decrease)		December 31, 2011 vs. 2010 Increase (Decrease)
	2012	2011	2010	$	%	$	%
Variable interest income, net of settlements on derivatives (a)	$630,267	633,486	674,826	(3,219)	(0.5)%	(41,340)	(6.1)%
Consolidation rebate fees (b)	(178,211)	(174,387)	(170,998)	(3,824)	(2.2)	(3,389)	(2.0)
Premium and deferred origination costs amortization, net of discount accretion (c)	47	(21,095)	(50,731)	21,142	100.2	29,636	58.4
Interest on bonds and notes payable (d)	(233,714)	(204,946)	(210,968)	(28,768)	(14.0)	6,022	2.9
Bonds and notes payable discount accretion (e)	(26,368)	(13,695)	—	(12,673)	(92.5)	(13,695)	(100.0)
Variable student loan interest margin, net of settlements on derivatives	192,021	219,363	242,129	(27,342)	(12.5)	(22,766)	(9.4)
Fixed rate floor income, net of settlements on derivatives (f)	145,345	144,454	132,243	891	0.6	12,211	9.2
Investment interest	955	1,051	1,421	(96)	(9.1)	(370)	(26.0)
Intercompany interest	(3,707)	(3,035)	(4,370)	(672)	(22.1)	1,335	30.5
Provision for loan losses - federally insured (g)	(22,000)	(20,000)	(18,700)	(2,000)	(10.0)	(1,300)	(7.0)
Provision for loan losses - non-federally insured (h)	500	(1,250)	(4,000)	1,750	140.0%	2,750	68.8%
Net interest income after provision for loan losses (net of settlements on derivatives (i))	$313,114	340,583	348,723	(27,469)	(8.1)%	(8,140)	(2.3)%

(a)
Variable interest income, net of settlements on derivatives, decreased in 2012 compared to 2011 as a result of a decrease in the average student loan portfolio of $0.4 billion (1.5%). This decrease is partially offset by the increase in the yield earned on student loans, net of derivative settlements (2.66% in 2012 and 2.63% in 2011).

Variable interest income, net of settlements on derivatives, decreased in 2011 compared to 2010 as a result of a decrease in the average student loan portfolio of $1.2 billion (4.6%) and a decrease in yield earned on student loans, net of derivative settlements (2.63% in 2011 and 2.67% in 2010).

(b)	Consolidation rebate fees increased year over year due to an increase in the average consolidation loan portfolio.

(c)
The amortization of loan premiums and deferred origination costs, net of discount accretion, decreased in 2012 and 2011 compared to prior periods as a result of the ongoing purchase of loans at a discount, which reduced the net costs being amortized/accreted.

(d)
Interest on bonds and notes payable increased in 2012 compared to 2011 as a result of an increase in cost of funds from 0.84% in 2011 to 0.98% in 2012. This increase is partially offset by a decrease in average debt outstanding of $0.3 billion (1.3%). Interest on bonds and notes payable decreased in 2011 compared to 2010 due to a decrease in the average debt outstanding of $1.1 billion (4.3%).

(e)
During July 2011, the Company recorded a discount on bonds and notes payable assumed as a result of the purchase of the residual interest on $1.9 billion of student loans and related debt. In addition, the Company recorded a discount related to asset-backed securities issued in 2012. The bonds and notes payable discount is being accreted using the effective interest method over the lives of the bonds and notes payable.

(f)	The high levels of fixed rate floor income earned during the years ended December 31, 2012, 2011, and 2010 are due to historically low interest rates.

(g)	The provision for loan losses on federally insured loans increased year over year due to an increase in delinquent loans.

(h)	The non-federally insured loan provision decreased year over year due to a decrease in the dollar amount of the portfolio, as well as a decrease in charge-offs.

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

Other income. The following table summarizes the components of “other income.”

	Year ended December 31,
	2012	2011	2010
Borrower late fee income	$13,876	12,647	12,390
Realized and unrealized gains (losses) on investments, net	1,713	(137)	2
Other	2,630	2,906	6,247
Other income	$18,219	15,416	18,639

Gain on sale of loans and debt repurchases.  A summary of gains from the sale of loans and debt repurchases follows:

	Year ended December 31,
	2012	2011	2010
Gain on sale of loans (a)	$116	1,378	33,748
Gain on debt repurchases - asset-backed securities (b)	3,698	55	39,961
Gain on sale of loans and debt repurchases, net	$3,814	1,433	73,709

(a)
Included in the gain on sale of loans for the year ended December 31, 2010 is a gain of $33.8 million resulting from the sale of $2.1 billion of student loans to the Department under a program that provided liquidity to student loan lenders.

(b)	During the years ended December 31, 2012, 2011, and 2010, the Company repurchased asset-backed securities of $134.7 million, $12.3 million, and $690.8 million, respectively.

Derivative market value and foreign currency adjustments, net. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  Derivative instruments primarily used by the Company to manage interest rate risk include interest rate swaps and basis swaps. Management has structured the majority of the Company's derivative transactions with the intent that each is economically effective. However, the Company's derivatives do not qualify for hedge accounting treatment, and the stand-alone derivatives must be marked-to-market, the adjustments for which are included in “derivative market value and foreign currency adjustments, net” in the statements of income.

In addition, the Company has Euro-denominated bonds of which the principal and accrued interests are re-measured at each reporting period to U.S. dollars. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in “derivative market value and foreign currency adjustments, net.” In connection with the issuance of the Euro-denominated bonds, the Company has entered into cross-currency interest rate swaps which do not qualify for hedge accounting treatment.  The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps.  However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.
The gains and/or losses included in “derivative market value and foreign currency adjustments, net” in the Company's statements of income are primarily caused by interest rate and currency exchange rate volatility, as well as the volume and terms of derivatives not receiving hedge treatment.

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

Salaries and benefits. Salaries and benefits have decreased year over year due to a reduction of employees as a result of prior year restructuring initiatives and continued focus by the Company on managing costs.

Other expenses.  Other expenses increased during the year ended December 31, 2012 compared to 2011 due to an increase in third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.

Other expenses increased during the year ended December 31, 2011 compared to 2010 due to a $2.5 million expense recorded by the Company related to its obligation to repurchase non-federally insured loans.  Excluding this expense, other expenses decreased as a result of the continued focus by the Company on managing costs.

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

Sources of Liquidity Currently Available

As of December 31, 2012, the Company had cash and investments of $149.3 million and has $195.0 million available to borrow on its unsecured line of credit. In addition, the Company has historically generated positive cash flow from operations.  For the years ended December 31, 2012, 2011, and 2010, the Company had net cash flow from operating activities of $299.3 million, $310.9 million, and $194.9 million, respectively.

As part of the Company’s issuance of asset-backed securitizations in 2008 and 2012, the Company purchased the Class B subordinated notes of $76.5 million (par value) and $27.6 million (par value), respectively. These notes are not included in the Company’s consolidated balance sheet. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable).  For accounting purposes, these repurchased notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, as of December 31, 2012, $51.5 million of these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of the class B subordinated notes or repurchased notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.

The Company will continue to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments, including continued investments in its core business areas of asset management and finance, loan servicing, payment processing, and enrollment services (education planning); and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral:

	As of December 31, 2012
	Carrying amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$22,155,065	11/25/15 - 8/25/52
FFELP warehouse facilities	1,554,151	1/31/15 - 6/30/15
Department of Education Conduit	1,344,513	1/19/14
Other borrowings	62,904	11/14/13 - 11/11/15
	$25,116,633

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

As of December 31, 2012, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.97 billion as detailed below.  The $1.97 billion includes approximately $434.4 million (as of December 31, 2012) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2012.  As of December 31, 2012, the Company had $22.0 billion of loans included in asset-backed securitizations, which represented 88 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded through the Department of Education’s Conduit Program and other warehouse facilities or loans acquired subsequent to December 31, 2012.

FFELP Asset-backed Securitization Cash Flow Forecast (a)
$1.97 billion
(dollars in millions)
$300
$250
$200
$150
$100
$50
$-
$255
$255
$190
$145
$100
$90
$220
$220
$170
$40
$90
$40
$30
$15
$110
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027 and after

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

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $50 million to $90 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2012, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $45.9 million. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2012, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $1.8 billion, of which $1.6 billion was outstanding and $0.2 billion was available for additional funding. Two of the warehouse facilities provide for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. One FFELP warehouse facility has static advance rates that requires initial equity for loan funding, but does not require increased equity based in market movements. As of December 31, 2012, the company had $126.3 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2012, see note 4 of the notes to the consolidated financial statements included in this report.

On January 16, 2013, the Company entered into a fourth FFELP warehouse facility which has a maximum financing amount of $500.0 million, liquidity provisions that expire on January 14, 2014, and a final maturity date of January 17, 2016.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Department of Education Conduit

In May 2009, the Department implemented a program under which it financed eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  The Conduit Program accepted eligible loans through July 1, 2010. As of December 31, 2012, the Company had $1.3 billion borrowed under the facility and $49.5 million advanced as equity support in the Conduit Program. On February 28, 2013, all student loans funded in the Conduit Program were refinanced in an asset-backed securitization and the Company's FFELP warehouse facilities. After these transactions, no loans will remain financed under the Conduit Program.

Other Uses of Liquidity

Effective July 1, 2010, the Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans. The Company believes there will continue to be opportunities to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. During the years ended December 31, 2012, 2011, and 2010, the Company purchased $3.9 billion (par value), $2.8 billion, (par value), and $3.4 billion (par value) of FFELP student loans.

The Company plans to fund additional FFELP student loan acquisitions from third parties using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the "FFELP Participation Agreement"). As of December 31, 2012, $453.0 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed securities transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities and/or existing asset-backed security transactions.  The FFELP warehouse facilities have advance rates that are less than par.  As of December 31, 2012, the Company had approximately $126.3 million advanced in the FFELP warehouse facilities. Depending on the terms of asset-backed security transactions, refinancing loans included in these facilities could produce positive cash flow to the Company by reducing required advance rates and are contemplated by management when making student loan financing decisions.

Although the Company has more recently demonstrated its ability to access the asset-backed securities market and expects asset-backed securities transactions to remain a primary source of funding over the long term, the Company also expects its pricing to be less favorable than prior to the credit market dislocation that began in August 2007.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. When the fair value of a derivative instrument is negative (a liability in the Company's balance sheet), it would owe the counterparty if the derivative was settled. If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon its unsecured credit rating. Based on the Company's current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with counterparties. As such, any downgrades from the current ratings would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some long-dated derivative contracts have mutual optional termination provisions that can be exercised in 2016, 2017, 2021, and 2022. As of December 31, 2012, the fair value of derivatives with early termination provisions was a positive $1.4 million (an asset in the Company's balance sheet).

Based on the derivative portfolio outstanding as of December 31, 2012, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of December 31, 2012, the fair value of the Company's derivatives, which had a negative fair value (a liability in the Company's balance sheet), was $70.9 million, and the Company had $63.1 million posted as collateral with derivative counterparties.

Other Debt Facilities

The Company has a $250.0 million unsecured line of credit with a maturity date of February 17, 2016. As of December 31, 2012, the unsecured line of credit had an outstanding balance of $55.0 million and $195.0 million was available for future use. Upon the maturity date in 2016 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

In September 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of December 31, 2012, $99.2 million of Hybrid Securities were outstanding.

For further discussion of these unsecured debt obligations of the Company, see note 4 of the notes to the consolidated financial statements included in this report.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased debt over the last several years. Gains recorded by the Company from the purchase of debt are included in "gain on the sale of loans and debt repurchases" on the Company’s consolidated statements of income. A summary of debt repurchases follows:

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Unsecured debt - Junior Subordinated Hybrid Securities	$1,465	1,140	325	62,558	55,651	6,907	34,995	30,073	4,922
Asset-backed securities	134,667	130,969	3,698	12,254	12,199	55	690,750	650,789	39,961
	$136,132	132,109	4,023	74,812	67,850	6,962	725,745	680,862	44,883

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity.

Shares repurchased by the Company during 2012, 2011, and 2010 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2012	806,023	$22,814	$28.30
Year ended December 31, 2011	1,436,423	27,134	18.89
Year ended December 31, 2010	1,866,332	39,805	21.33

Subsequent to December 31, 2012 (through February 26, 2013), the Company has repurchased 153,908 shares for $4.7 million ($30.50 per share). These share repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As of February 26, 2013, approximately 4,093,000 shares remain authorized for purchase under the Company's repurchase program.

Dividends

Dividends of $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2012, June 15, 2012, and September 15, 2012, respectively. On November 27, 2012, the Company paid a cash dividend of $1.10 per share, consisting of a regular quarterly dividend of $0.10 per share and a special cash dividend of $1.00 per share.

The Company's Board of Directors declared a first quarter 2013 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. The dividend will be paid on March 15, 2013, to shareholders of record at the close of business on March 1, 2013.

The Company currently plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.  In addition, the payment of dividends is subject to the terms of the Company’s outstanding Hybrid Securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock.

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2012
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$25,270,865	8,300	3,032,603	55,000	22,174,962
Operating lease obligations (b)	13,600	5,253	6,551	1,796	—
Total	$25,284,465	13,553	3,039,154	56,796	22,174,962

(a)	Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.

(b)
The Company is committed under noncancelable operating leases for certain office space and equipment.  Operating lease obligations are presented net of approximately $0.9 million in sublease arrangements.

As of December 31, 2012, the Company had a reserve of $16.5 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of December 31, 2012, the Company had participated a cumulative amount of $107.7 million (par value) of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent. In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2012, the outstanding balance of loans related to this loan sale was $72.8 million (par value). As of December 31, 2012, the Company has $16.1 million accrued related to these repurchase obligations which is included in "other liabilities" in the Company’s consolidated balance sheet.  These obligations are not included in the above table.

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the notes to the consolidated financial statements included in this report includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Revenue Recognition

Student loan income – The Company recognizes student loan income as earned, net of amortization/accretion of loan premiums and discounts and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changed the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums/discounts, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan. The most sensitive estimate related to the amortization/accretion of loan premiums/discounts, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect the CPR estimate, including the level of consolidation activity and default rates. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium/discount and deferred origination cost amortization recognized by the Company in a particular period.

The Company also earns revenue from its service and product offerings in its fee-based operating segments, including Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services revenue. The revenue recognition policy for these services and products can be found in note 2 to the consolidated financial statements included in this report.

Fees associated with the majority of the services included in the fee-based operating segments are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service fees are determined based on written price quotations or service agreements having stipulated terms and conditions that do not require management to make any significant judgments or assumptions regarding any potential uncertainties.

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

In 2011, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance to simplify how an entity tests for goodwill impairment by allowing entities to first assess certain qualitative factors to determine whether the existence of certain events or circumstances would lead to a determination that it would be more likely than not that the fair value of a reporting unit is less than its carrying amount, instead of first performing a fair value analysis for each reporting unit. Entities that conclude, after assessing the totality of events and circumstances, that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount are not required to perform the two-step impairment test. For the 2012 annual review of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test.

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

In reaching its conclusion about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company also considered the extent to which an adverse event or circumstance, if any, affected the reporting unit's fair value. The Company placed more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. The Company also considered positive and mitigating events and circumstances. In addition, the Company compared recent fair value calculations of reporting units, when available, to the carrying amount of the reporting units in deciding whether the first step of the impairment test was necessary.

The Company makes judgments about the recoverability of purchased intangible assets annually and whenever triggering events or changes in circumstances indicate that an other than temporary impairment may exist. In addition, each quarter, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Income Taxes

The Company is subject to the income tax laws of the U.S. and its states and municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews these balances quarterly and as new information becomes available, the balances are adjusted, as appropriate.

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

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED, BUT NOT YET EFFECTIVE

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires entities to disclose both gross and net information about instruments and transactions that are offset in the balance sheet, as well as instruments and transactions that are subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued guidance clarifying the scope of the disclosures to apply only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities lending and securities borrowing transactions. This guidance is effective January 1, 2013, with retrospective application required. We do not expect the adoption to have a material impact on our financial statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income.  The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period.  For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required.  This guidance is effective January 1, 2013.  We do not expect the adoption to have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2012		As of December 31, 2011
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$11,271,233	45.1%	$10,899,733	44.7%
Variable-rate loan assets	13,724,647	54.9	13,459,892	55.3
Total	$24,995,880	100.0%	$24,359,625	100.0%

Fixed-rate debt instruments	$—	—%	$29,517	0.1%
Variable-rate debt instruments	25,270,865	100.0	24,565,652	99.9
Total	$25,270,865	100.0%	$24,595,169	100.0%

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

No variable-rate floor income was earned by the Company during the years ended December 31, 2012, 2011, and 2010. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2012	2011	2010
Fixed rate floor income, gross	$164,615	164,700	151,861
Derivative settlements (a)	(19,270)	(20,246)	(19,618)
Fixed rate floor income, net	$145,345	144,454	132,243

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2012, 2011, and 2010 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2012:

Fixed interest range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance

< 3.0%	2.87%	0.23%	$1,785,612
3.0 - 3.49%	3.20%	0.56%	2,140,627
3.5 - 3.99%	3.65%	1.01%	1,955,306
4.0 - 4.49%	4.20%	1.56%	1,498,240
4.5 - 4.99%	4.72%	2.08%	856,044
5.0 - 5.49%	5.24%	2.60%	586,034
5.5 - 5.99%	5.67%	3.03%	353,285
6.0 - 6.49%	6.18%	3.54%	411,546
6.5 - 6.99%	6.70%	4.06%	371,343
7.0 - 7.49%	7.17%	4.53%	152,204
7.5 - 7.99%	7.71%	5.07%	262,892
8.0 - 8.99%	8.17%	5.53%	608,862
> 9.0%	9.05%	6.41%	289,238
			$11,271,233

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2012, the weighted average estimated variable conversion rate was 1.82%. As of December 31, 2012, the short-term interest rate was 21 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2012 used by the Company to hedge loans earning fixed rate floor income.

	Notional amount	Weighted average fixed rate paid by the Company (a)
Maturity
2013	$3,150,000	0.71%
2014	1,750,000	0.71
2015	1,100,000	0.89
2016	750,000	0.85
2017	750,000	0.99
	$7,500,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding arranged by underlying indices as of December 31, 2012:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a) (b)	Daily	$23,908,666	—
3 month Treasury bill	Varies	1,061,180	—
3 month LIBOR (b) (c)	Quarterly	—	16,520,951
1 month LIBOR	Monthly	—	5,025,488
Auction-rate or remarketing (d)	Varies	—	969,925
Asset-backed commercial paper (e)	Varies	—	2,537,365
Other (f)		96,787	12,904
		$25,066,633	25,066,633

(a)
Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper rate index.  As allowed by recent legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate.

(b)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of December 31, 2012:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,150,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(1)	150,000
2040	(2)	200,000
		$7,500,000	(3)
(1)This derivative has a forward effective start date in 2015.
(2)This derivative has a forward effective start date in 2020.

(3)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2012 was one-month LIBOR plus 3.3 basis points.

(c)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(d)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of December 31, 2012, the Company was sponsor for $750.7 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

Since February 2008, problems in the auction rate securities market as a whole has led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Variable Rate Demand Notes will generally pay interest to the holder at a rate as defined in the indenture.

(e)
Asset-backed commercial paper consists of $1.2 billion funded in the Company’s warehouse facilities and $1.3 billion funded through the Department’s Conduit Program.  Funding for the Conduit Program is provided by the capital markets at a cost based on market rates.

(f)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

Sensitivity Analysis

The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, a sensitivity analysis was performed assuming the funding indice increases 10 basis points and 30 basis points while holding the asset indice constant, if the funding indice is different than the asset indice. The sensitivity analysis was performed on the Company’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.

	Year ended December 31, 2012
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(66,283)	(24.1)%	$(117,342)	(42.7)%	$(23,935)	(8.7)%	$(71,805)	(26.2)%
Impact of derivative settlements	47,263	17.2	141,789	51.6	1,717	0.6	5,152	1.9
Increase (decrease) in net income before taxes	$(19,020)	(6.9)%	$24,447	8.9%	$(22,218)	(8.1)%	$(66,653)	(24.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.32		$(0.29)		$(0.88)
	Year ended December 31, 2011
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(69,225)	(21.5)%	$(124,602)	(38.7)%	$(24,237)	(7.5)%	$(72,712)	(22.6)%
Impact of derivative settlements	50,569	15.7	151,705	47.1	—	—	—	—
Increase (decrease) in net income before taxes	$(18,656)	(5.8)%	$27,103	8.4%	$(24,237)	(7.5)%	$(72,712)	(22.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.24)		$0.35		$(0.31)		$(0.94)
	Year ended December 31, 2010
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(66,443)	(22.0)%	$(121,075)	(40.0)%	$(25,327)	(8.4)%	$(75,982)	(25.1)%
Impact of derivative settlements	71,715	23.7	215,145	71.1	—	—	—	—
Increase (decrease) in net income before taxes	$5,272	1.7%	$94,070	31.1%	$(25,327)	(8.4)%	$(75,982)	(25.1)%
Increase (decrease) in basic and diluted earnings per share	$0.07		$1.20		$(0.32)		$(0.97)

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

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR indice based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR indice based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect between the U.S. dollar and Euro as of the issuance of the notes. The Company did not qualify these derivative instruments as hedges under authoritative accounting guidance; consequently, the change in fair value is included in the Company’s operating results.

The following table summarizes the financial statement impact as a result of the remeasurement of the Euro Notes and change in the fair value of the related derivative instruments. These amounts are included in “derivative market value and foreign currency adjustments and derivative settlements, net” in the Company’s consolidated statements of income.

	Year ended December 31,
	2012	2011	2010
Re-measurement of Euro Notes	$(19,561)	32,706	80,721
Change in fair value of cross currency interest rate swaps	2,210	(14,287)	(74,899)
Total impact to statements of income - income (expense)	$(17,351)	18,419	5,822

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

	Year ended December 31,
	2012	2011	2010
Change in fair value of derivatives	$(27,833)	(50,513)	(77,134)
Foreign currency transaction adjustment (Euro Notes)	(19,561)	32,706	80,721
Derivative settlements, net	(14,022)	(7,840)	(14,264)
Derivative market value and foreign currency adjustments and derivative settlements, net - (expense) income	$(61,416)	(25,647)	(10,677)

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the criteria for effective internal control described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.

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

We have audited Nelnet, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.'s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
February 28, 2013

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2012, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS - Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 23, 2013 (the “Proxy Statement”), is incorporated into this report by reference.

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

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2012
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	3,147,987	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	3,147,987

(1)
Includes 2,420,935, 132,834, and 594,218 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

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

3.3	Sixth Amended and Restated Bylaws of Nelnet, Inc., as amended as of March 18, 2011. Incorporated by reference to Exhibit 3.1 to the registrant's current report on Form 8-K filed on March 24, 2011.

4.1	Form of Class A Common Stock Certificate of Nelnet, Inc. Incorporated by reference to Exhibit 4.1 to the registrant’s Form S-1 Registration Statement.

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

Exhibit Index

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

Exhibit Index

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

10.18
Sixteenth Amendment of Amended and Restated Participation Agreement, dated as of March 23, 2012, by and between Union Bank and Trust Company and National Education Loan Network, Inc. Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended March 31, 2012, filed on Form 10-Q.

10.19
First Amendment of Guaranteed Purchase Agreement, dated as of March 22, 2011, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.2 to the registrant's quarterly report for the period ended March 31, 2011, filed on Form 10-Q.

10.20
Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.36 to the registrant's Form S-1 Registration Statement.

10.21
First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.37 to the registrant's Form S-1 Registration Statement.

10.22
Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.38 to the registrant's Form S-1 Registration Statement.

10.23
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

10.25
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

10.30+
Nelnet, Inc. Employee Share Purchase Plan, as amended through March 17, 2011. Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended March 31, 2011, filed on Form 10-Q.

Exhibit Index

10.31
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

10.37+	Nelnet, Inc. Restricted Stock Plan, as amended through May 20, 2009, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference.

10.38
Real Estate Purchase Agreement dated as of October 31, 2007 between Union Bank and Trust Company and First National Life of the USA, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 2, 2007 and incorporated herein by reference.

10.39+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed as Exhibit 99.1 to Nelnet, Inc.’s Registration Statement on Form S-8 filed on June 27, 2008 and incorporated herein by reference.

10.40
Master Participation Agreement, dated as of July 25, 2008, by and between the United States Department of Education and Nelnet, Inc. Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.41
Master Loan Sale Agreement, dated as of July 25, 2008, by and between the United States Department of Education and Nelnet, Inc. Incorporated by reference to Exhibit 10.5 to the registrant's quarterly report for the period ended September 30, 2008, filed on Form 10-Q.

10.42
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

10.43
Loan Servicing Agreement, dated as of November 25, 2008, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.72 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.44
Assurance Commitment Agreement, dated as of November 25, 2008, by and among Jay L. Dunlap, individually, Angie Muhleisen, individually, and Michael S. Dunlap, individually, Nelnet, Inc., Union Bank and Trust Company, and Farmers & Merchants Investment Inc. Incorporated by reference to Exhibit 10.73 to the registrant's annual report for the year ended December 31, 2008, filed on Form 10-K.

10.45
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

Exhibit Index

10.46
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

10.47
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

10.48
Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC. Incorporated by reference to Exhibit 10.1 to the registrant's quarterly report for the period ended June 30, 2010, filed on Form 10-Q.

10.49
Guaranteed Purchase Agreement, dated as of September 1, 2010, by and between Nelnet, Inc. and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended September 30, 2010, filed on Form 10-Q.

10.50
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company. Incorporated by reference to Exhibit 10.3 to the registrant's quarterly report for the period ended March 31, 2011 filed on Form 10-Q.

10.51
Management Agreement, dated effective as of January 20, 2012, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC. Incorporated by reference to Exhibit 10.58 to the registrant's annual report for the year ended December 31, 2011, filed on Form 10-K.

10.52
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC. Incorporated by reference to Exhibit 10.4 to the registrant's quarterly report for the period ended March 31, 2012, filed on Form 10-Q.

10.53
Commercial lease agreement, dated effective as of October 31, 2011, by and between Union Bank and Trust Company and Nelnet, Inc. Incorporated by reference to Exhibit 10.59 to the registrant's annual report for the year ended December 31, 2011, filed on Form 10-K.

10.54
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

10.55
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

Exhibit Index

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

Dated:	February 28, 2013
NELNET, INC

		By:	/s/ MICHAEL S. DUNLAP
Name: Michael S. Dunlap
Title: Chairman and Chief Executive Officer
(Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. DUNLAP	Chairman and Chief Executive Officer (Principle Executive Officer)	February 28, 2013
Michael S. Dunlap

/s/ TERRY J. HEIMES	Chief Financial Officer (Principle Financial Officer and Principal Accounting Officer)	February 28, 2013
Terry J. Heimes

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	February 28, 2013
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	February 28, 2013
James P. Abel

/s/ WILLIAM R. CINTANI	Director	February 28, 2013
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 28, 2013
Kathleen A. Farrell

/s/ THOMAS E. HENNING	Director	February 28, 2013
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 28, 2013
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 28, 2013
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2013

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2012 and 2011
	2012	2011
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $51,902 and $48,482, respectively)	$24,830,621	24,297,876
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	7,567	7,299
Cash and cash equivalents - held at a related party	58,464	35,271
Total cash and cash equivalents	66,031	42,570
Investments	83,312	50,780
Restricted cash and investments	815,462	614,322
Restricted cash - due to customers	96,516	109,809
Accrued interest receivable	307,518	308,401
Accounts receivable (net of allowance for doubtful accounts of $1,529 and $1,284, respectively)	63,638	63,654
Goodwill	117,118	117,118
Intangible assets, net	9,393	28,374
Property and equipment, net	31,869	34,819
Other assets	88,976	92,275
Fair value of derivative instruments	97,441	92,219
Total assets	$26,607,895	25,852,217
Liabilities:
Bonds and notes payable	$25,098,835	24,434,540
Accrued interest payable	14,770	19,634
Other liabilities	161,671	178,189
Due to customers	96,516	109,809
Fair value of derivative instruments	70,890	43,840
Total liabilities	25,442,682	24,786,012
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 35,116,913 shares and 35,643,102 shares, respectively	351	356
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	32,540	49,245
Retained earnings	1,129,389	1,017,629
Accumulated other comprehensive earnings	2,813	—
Employee notes receivable	—	(1,140)
Total Nelnet, Inc. shareholders' equity	1,165,208	1,066,205
Noncontrolling interest	5	—
Total equity	1,165,213	1,066,205
Commitments and contingencies
Total liabilities and equity	$26,607,895	25,852,217

Supplemental disclosures of assets and liabilities of consolidated variable interest entities are contained in note 2.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$609,237	589,686	598,675
Investment interest	4,616	3,168	5,256
Total interest income	613,853	592,854	603,931
Interest expense:
Interest on bonds and notes payable	268,566	228,289	232,860
Net interest income	345,287	364,565	371,071
Less provision for loan losses	21,500	21,250	22,700
Net interest income after provision for loan losses	323,787	343,315	348,371
Other income (expense):
Loan and guaranty servicing revenue	209,748	175,657	158,584
Tuition payment processing and campus commerce revenue	74,410	67,797	59,824
Enrollment services revenue	117,925	130,470	139,897
Other income	39,476	29,513	31,310
Gain on sale of loans and debt repurchases	4,139	8,340	78,631
Derivative market value and foreign currency adjustments and derivative settlements, net	(61,416)	(25,647)	(10,677)
Total other income	384,282	386,130	457,569
Operating expenses:
Salaries and benefits	192,826	177,951	166,011
Cost to provide enrollment services	78,375	86,548	91,647
Depreciation and amortization	33,625	29,744	38,444
Impairment expense	2,767	—	26,599
Restructure expense	—	—	6,020
Litigation settlement	—	—	55,000
Other	125,971	113,415	119,765
Total operating expenses	433,564	407,658	503,486
Income before income taxes	274,505	321,787	302,454
Income tax expense	96,077	117,452	113,420
Net income	178,428	204,335	189,034
Net income attributable to noncontrolling interest	431	—	—
Net income attributable to Nelnet, Inc.	$177,997	204,335	189,034
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$3.76	4.24	3.82
Net income attributable to Nelnet, Inc. shareholders - diluted	$3.74	4.23	3.81
Weighted average common shares outstanding:
Basic	47,010,034	47,860,824	49,127,934
Diluted	47,236,391	48,047,669	49,326,686
 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2012, 2011, and 2010
	2012	2011	2010
	(Dollars in thousands)
Net income	$178,428	204,335	189,034
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during period, net	10,230	—	—
Less reclassification adjustment for gains recognized in net income, net	(5,798)	—	—
Income tax effect	(1,619)	—	—
Total other comprehensive income	2,813	—	—
Comprehensive income	181,241	204,335	189,034
Comprehensive income attributable to noncontrolling interest	431	—	—
Comprehensive income attributable to Nelnet, Inc.	$180,810	204,335	189,034

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2012, 2011, and 2010
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2009	—	38,396,791	11,495,377	$—	384	115	109,359	676,154	—	(1,449)	—	784,563
Net income	—	—	—	—	—	—	—	189,034	—	—	—	189,034
Cash dividend on Class A and Class B common stock - $0.70 per share	—	—	—	—	—	—	—	(34,131)	—	—	—	(34,131)
Issuance of common stock, net of forfeitures	—	315,894	—	—	3	—	5,222	—	—	—	—	5,225
Compensation expense for stock based awards	—	—	—	—	—	—	1,468	—	—	—	—	1,468
Repurchase of common stock	—	(1,866,332)	—	—	(19)	—	(39,786)	—	—	—	—	(39,805)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	279	—	279
Balance as of December 31, 2010	—	36,846,353	11,495,377	—	368	115	76,263	831,057	—	(1,170)	—	906,633
Net income	—	—	—	—	—	—	—	204,335	—	—	—	204,335
Cash dividend on Class A and Class B common stock - $0.37 per share	—	—	—	—	—	—	—	(17,763)	—	—	—	(17,763)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	233,172	—	—	2	—	4,694	—	—	—	—	4,696
Compensation expense for stock based awards	—	—	—	—	—	—	1,301	—	—	—	—	1,301
Repurchase of common stock	—	(1,436,423)	—	—	(14)	—	(27,120)	—	—	—	—	(27,134)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	30	—	30
Balance as of December 31, 2011	—	35,643,102	11,495,377	—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	177,997	—	—	431	178,428
Other comprehensive earnings	—	—	—	—	—	—	—	—	2,813	—	—	2,813
Distribution made to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(431)	(431)
Cash dividend on Class A and Class B common stock - $1.40 per share	—	—	—	—	—	—	—	(66,237)	—	—	—	(66,237)
Issuance of common stock, net of forfeitures	—	279,834	—	—	3	—	3,913	—	—	—	—	3,916
Compensation expense for stock based awards	—	—	—	—	—	—	2,188	—	—	—	—	2,188
Repurchase of common stock	—	(806,023)	—	—	(8)	—	(22,806)	—	—	—	—	(22,814)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	1,140	—	1,140
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	—	5	1,165,213

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011, and 2010
	2012	2011	2010
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$177,997	204,335	189,034
Net income attributable to noncontrolling interest	431	—	—
Net income	178,428	204,335	189,034
Adjustments to reconcile net income to net cash provided by operating activities, net of business and asset acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	116,781	103,472	101,001
Student loan discount accretion	(44,380)	(30,915)	(9,757)
Provision for loan losses	21,500	21,250	22,700
Impairment expense	2,767	—	26,599
Derivative market value adjustment	27,833	50,513	77,134
Foreign currency transaction adjustment	19,561	(32,706)	(80,721)
(Payments) proceeds to terminate and/or amend derivative instruments, net	(6,005)	3,365	12,020
Gain on sale of loans	(116)	(1,378)	(33,748)
Gain from debt repurchases	(4,023)	(6,962)	(44,883)
Gain from sales of available-for-sale securities, net	(5,798)	—	—
Originations and purchases of student loans - held for sale	—	—	(42,074)
Change in investments - trading securities, net	(1,747)	(7,544)	(43,236)
Deferred income tax (benefit) expense	(23,829)	(7,726)	4,273
Non-cash compensation expense	3,020	2,029	2,280
Other non-cash items	925	553	409
Decrease in accrued interest receivable	883	29,220	11,161
Decrease (increase) in accounts receivable	16	(11,040)	(10,571)
Decrease in other assets	2,322	1,421	2,456
Decrease in accrued interest payable	(4,864)	(538)	(678)
Increase (decrease) in other liabilities	16,044	(6,487)	11,469
Net cash provided by operating activities	299,318	310,862	194,868
Cash flows from investing activities, net of business and asset acquisitions:
Originations and purchases of student loans	(3,777,011)	(976,949)	(4,126,378)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	3,112,744	2,235,719	1,821,589
Proceeds from sale of student loans	107,093	121,344	2,202,427
Purchases of available-for-sale securities	(190,250)	—	—
Proceeds from sales of available-for-sale securities	165,854	—	—
Purchases of property and equipment, net	(9,944)	(14,167)	(12,770)
(Increase) decrease in restricted cash and investments, net	(201,140)	87,905	(43,265)
Business and asset acquisitions, including contingency payments	—	(14,029)	(3,000)
Distribution from equity method investment	—	—	100
Net cash (used in) provided by investing activities	(792,654)	1,439,823	(161,297)
Cash flows from financing activities:
Payments on bonds and notes payable	(4,444,099)	(3,045,663)	(5,676,519)
Proceeds from issuance of bonds and notes payable	5,066,950	1,100,384	5,671,015
Payments of debt issuance costs	(18,197)	(2,282)	(9,318)
Dividends paid	(66,237)	(17,763)	(34,131)
Repurchases of common stock	(22,814)	(27,134)	(39,805)
Proceeds from issuance of common stock	480	512	528
Payments received on employee stock notes receivable	1,140	30	279
Issuance of noncontrolling interest	5	—	—
Distribution made to noncontrolling interest	(431)	—	—
Net cash provided by (used in) financing activities	516,797	(1,991,916)	(87,951)
Net increase (decrease) in cash and cash equivalents	23,461	(241,231)	(54,380)
Cash and cash equivalents, beginning of year	42,570	283,801	338,181
Cash and cash equivalents, end of year	$66,031	42,570	283,801

Supplemental disclosures of cash flow information:
Interest paid	$234,606	206,117	224,837
Income taxes paid, net of refunds	$114,758	133,180	105,995

Supplemental disclosures of non-cash operating, investing, and financing activities regarding the Company's acquisition of student loans are contained in note 3.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1.	Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is an education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: asset management and finance, loan servicing, payment processing, and enrollment services (education planning). These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns net interest income on a portfolio of federally insured student loans. Substantially all revenue from external customers is earned, and all long lived assets are located, in the United States.

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

To reduce its reliance on interest income on student loans, the Company has significantly diversified and increased its fee-based education-related services. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act of 2010”). Effective July 1, 2010, this law prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The new law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this legislation, the Company no longer originates new FFELP loans. However, the Company believes there will be opportunities to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For the year ended December 31, 2012, the Company purchased $3.9 billion (par value) of FFELP loans.

The Company operates as four distinct operating segments. The Company's operating segments include:

• Student Loan and Guaranty Servicing
• Tuition Payment Processing and Campus Commerce
• Enrollment Services
• Asset Generation and Management

A description of each operating segment is included below. In addition, see note 14 for additional information on the Company's segment reporting.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The following are the primary products and services the Company offers as part of its Student Loan and Guaranty Servicing operating segment:

•	Servicing FFELP loans

•	Originating and servicing non-federally insured student loans

•	Servicing federally-owned student loans for the Department of Education

•	Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

•	Providing student loan servicing software and other information technology products and services

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

This operating segment also provides servicing activities for guaranty agencies, which are the organizations that serve as the intermediary between the U.S. federal government and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The services provided by the Company include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

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

In the K-12 market, the Company offers actively managed tuition payment plans and billing services as well as assistance with financial needs assessment and donor management. The Company offers two principal products to the higher education market: actively managed tuition payment plans and campus commerce technologies and payment processing.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students and helping students plan and prepare for life after high school and/or military service. The following are the primary products and services the Company offers as part of the Enrollment Services segment:

•	Inquiry Generation - Inquiry generation services include delivering qualified inquiries or clicks to third-party customers, primarily higher education institutions.

•
Inquiry Management (Agency) - Agency services include managing the marketing activities for third-party customers, primarily higher education institutions, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) - Software services include the licensing of software to third-party customers, primarily higher education institutions. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution that can be used by third parties to manage and obtain qualified inquiries or clicks.

•
Digital Marketing - Digital marketing services include interactive services to connect students to colleges and universities and are sold primarily based on subscriptions. Digital marketing services also include editing services for admission essays.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset Generation and Management Operating Segment

The Company's Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets, which has historically been the Company's largest product and service offering. Student loan assets included in this segment are loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that consolidate certain borrower obligations (“Consolidation”). The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

2.	Summary of Significant Accounting Policies and Practices

Consolidation

The consolidated financial statements include the accounts of Nelnet, Inc. and its consolidated subsidiaries, including its education lending subsidiaries for which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's education lending subsidiaries (or Variable Interest Entities ("VIEs")) are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's education lending subsidiaries are not the direct obligations of Nelnet, Inc. or any of its other subsidiaries. Each education lending subsidiary is structured to be bankruptcy remote, meaning that they should not be consolidated in the event of bankruptcy of the parent company or any other subsidiary. The Company has determined it is the primary beneficiary of its education lending subsidiaries (VIEs). The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. The Company is the servicer of the securitized assets held in its education lending subsidiaries and owns the residual interest of the securitization trusts. As a result, for accounting purposes, the transfers of student loans to the eligible lender trusts do not qualify as sales. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements as summarized below.

	As of December 31,
	2012	2011
Student loans receivable	$24,920,130	24,296,501
Restricted cash and investments	753,511	583,012
Fair value of derivatives	82,841	80,631
Other assets	306,454	302,932
Bonds and notes payable	(25,209,341)	(24,565,509)
Other liabilities	(348,364)	(341,917)
Net assets of consolidated variable interest entities	$505,231	355,650

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Student Loans Receivable

Student loans consist of federally insured student loans and non-federally insured student loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2012 and 2011.

Federally insured loans may be made under the FFEL Program by certain lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department of Education. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest. Generally, Stafford and PLUS loans have repayment periods between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment, and forbearance period. Interest rates on loans may be fixed or variable, dependent upon type, terms of loan agreements, and date of origination. For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.

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

Student loans receivable also includes non-federally insured loans. The terms of the non-federally insured loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. The non-federally insured loans are not covered by guarantee or collateral should the borrower default.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses on student loans. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is appropriate to cover probable losses inherent in the loan portfolio. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its non-federally insured loan portfolio. These evaluation processes are subject to numerous judgments and uncertainties.

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

In determining the appropriateness of the allowance for loan losses on the non-federally insured loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan when the collection of principal and interest is 120 days past due. Recoveries, if any, are reflected as a recovery through the allowance for loan losses.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Management has determined that each of the federally insured loan portfolio and the non-federally insured loan portfolio meets the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Accordingly, the portfolio segment basis disclosures are presented in note 3 for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables. In addition, as of December 31, 2012 and 2011, the Company does not have any impaired loans as defined in the Receivables Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all investments with maturities when purchased of three months or less to be cash equivalents.

Investments

The Company's available-for-sale investment portfolio consists of student loan asset-backed securities and equity and debt securities. These securities are carried at fair value, with the temporary changes in fair value, net of taxes, carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category (including the student loan asset-backed securities) is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability of the Company to retain the investment to allow for an anticipated recovery in fair value. The entire fair value loss on a security that has experienced an other-than-temporary impairment is recorded in earnings if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and either of those two conditions does not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income.

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

When an investment is sold the cost basis is determined through specific identification of the security sold.

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

Cash balances that the Company's indentured trusts deposit in guaranteed investment contracts that are held for the related note holders are classified as restricted investments. The Company has classified these investments as held-to-maturity and accounts for them at amortized cost, which approximates fair value.

Restricted Cash - Due to Customers

As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, as part of the Company's Tuition Payment Processing and Campus Commerce operating segment, the Company collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets.

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

Goodwill

The Company reviews goodwill for impairment annually (in the fourth quarter) and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. Goodwill is tested for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.

In September 2011, the FASB issued new accounting guidance for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

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
See note 9 which provides information regarding the Company's annual goodwill impairment review for 2010, 2011, and 2012.
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

Other Assets

Other assets are recorded at cost or amortized cost and consist primarily of debt issuance costs, certain investments, and other miscellaneous assets. Debt issuance costs are amortized using the effective interest method.

Fair Value Measurements

The Company uses estimates of fair value in applying various accounting standards for its financial statements.

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the fiscal quarter average rate of 13‑week Treasury Bill auctions (for loans originated prior to January 1, 2000) or the fiscal quarter average rate of daily one-month LIBOR rates (for loans originated on and after January 1, 2000) relative to the yield of the student loan.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Enrollment Services Revenue – Enrollment services revenue primarily consists of the following items:

•
Inquiry Generation and Management (Agency) - Inquiry generation and management revenue is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer, provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of its inquiry generation and management revenue, the Company has agreements with providers of online media or traffic (“inquiry generation vendors”) used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to the inquiry generation vendors either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its inquiry generation vendors are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

•
Inquiry Management (Software) - Inquiry management software revenue is determined from individual agreements with customers and includes license and maintenance fees associated with inquiry management software products. Remote hosting revenues are recognized over the period in which services are provided to customers.

•
Digital Marketing - Digital marketing services include interactive services to connect students to colleges and universities and are sold primarily based on subscriptions. Revenues from sales of subscription services are recognized ratably over the term of the contract as earned. Subscription revenues received or receivable in advance of the delivery of services are included in deferred revenue. Digital marketing services also include editing services for admission essays. Fees for these services are recognized over the period in which services are provided to customers.

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

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and the accretion of discounts. The amortization of debt issuance costs and accretion of discounts are recognized using the effective interest method.

Transfer of Financial Assets and Extinguishments of Liabilities

The Company accounts for loan sales and debt repurchases in accordance with the applicable accounting guidance. If a transfer of loans qualifies as a sale, the Company derecognizes the loan and recognizes a gain or loss as the difference between the carrying basis of the loan sold and the compensation received. The Company repurchases its outstanding debt in the open market and records a gain or loss on the early extinguishment of debt based upon the difference between the carrying cost of the debt and the amount paid to the third party. The Company recognizes the results of a transfer of loans and the extinguishment of debt based upon the settlement date of the transaction.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Derivative Accounting

The Company records derivative instruments on the consolidated balance sheets as either an asset or liability measured at its fair value. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. The Company does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments that are recognized at fair value and executed with the same counterparty under a master netting arrangement. The factors that impact the fair value of the Company's derivatives include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting. As a result, the change in fair value of derivative instruments are reported in current period earnings. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives. Accordingly, changes or shifts to the forward yield curve and fluctuations in currency rates will impact the financial position and results of operations of the Company. Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in the Company's consolidated statements of income and are accounted for as a change in fair value of such derivative. The changes in fair value on derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income.

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

Compensation Expense for Stock Based Awards

The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. The fair value of restricted stock awards is determined on the grant date based on the Company's stock price and is amortized to compensation cost over the related vesting periods which range up to ten years. For those awards with only service conditions that have graded vesting schedules, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Stock Repurchases

In accordance with laws in the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

3.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of December 31,
	2012	2011
Federally insured loans
Stafford and other	$7,261,114	7,480,182
Consolidation	17,708,732	16,852,527
Total	24,969,846	24,332,709
Non-federally insured loans	26,034	26,916
	24,995,880	24,359,625
Loan discount, net of unamortized loan premiums and deferred origination costs	(113,357)	(13,267)
Allowance for loan losses – federally insured loans	(40,120)	(37,205)
Allowance for loan losses – non-federally insured loans	(11,782)	(11,277)
	$24,830,621	24,297,876
Allowance for federally insured loans as a percentage of such loans	0.16%	0.15%
Allowance for non-federally insured loans as a percentage of such loans	45.26%	41.90%

Loan Acquisition

On July 8, 2011, the Company purchased the residual interest in $1.9 billion of securitized federally insured consolidation loans. The Company acquired the ownership interest in GCO SLIMS Trust I (the "SLIMS Trust") giving the Company rights to the residual interest in GCO Education Loan Funding Trust-I (the "GCO Trust"). The GCO Trust includes federally insured consolidation loans funded to term with $1.9 billion of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction."

On July 8, 2011, the SLIMS Trust included $46.2 million of notes payable that carry a fixed interest rate of 5.72%. All excess interest earned from the GCO Trust must be used to pay the interest and principal on the notes payable in the SLIMS Trust until the SLIMS notes are paid in full. In December 2012, these notes were paid in full.

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

	Year ended December 31,
	2012	2011	2010
Balance at beginning of period	$48,482	43,626	50,887
Provision for loan losses:
Federally insured loans	22,000	20,000	18,700
Non-federally insured loans	(500)	1,250	4,000
Total provision for loan losses	21,500	21,250	22,700
Charge-offs:
Federally insured loans	(21,217)	(17,166)	(18,603)
Non-federally insured loans	(3,508)	(4,147)	(7,282)
Total charge-offs	(24,725)	(21,313)	(25,885)
Recoveries - non-federally insured loans	1,419	1,310	1,263
Purchase (sale) of loans, net:
Federally insured loans	2,133	1,463	2,710
Non-federally insured loans	—	—	220
Total purchase (sale) of loans, net	2,133	1,463	2,930
Reserve related to loans reclassified to held for sale	—	—	(6,269)
Transfer to/from repurchase obligation related to loans sold/purchased, net	3,093	2,146	(2,000)
Balance at end of period	$51,902	48,482	43,626

Allocation of the allowance for loan losses:
Federally insured loans	$40,120	37,205	32,908
Non-federally insured loans	11,782	11,277	10,718
Total allowance for loan losses	$51,902	48,482	43,626

Repurchase Obligations

As of December 31, 2012, the Company had participated a cumulative amount of $107.7 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2012, the balance of this portfolio was $72.8 million (par value).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Year ended December 31,
	2012	2011	2010
Beginning balance	$19,223	12,600	10,600
Repurchase obligation transferred to/from the allowance for loan losses related to loans purchased/sold, net	(3,093)	(2,146)	2,000
Repurchase obligation associated with loans sold (a)	—	6,269	—
Current period expense	—	2,500	—
Ending balance	$16,130	19,223	12,600

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans that are delinquent 31 days or greater as of December 31, 2012, 2011, and 2010 is 28.6 percent, 28.6 percent, and 22.4 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts on loans held for investment.

	As of December 31,
	2012		2011		2010
Federally insured loans, excluding rehabilitation loans:
Loans in-school/grace/deferment (a)	$2,949,320		$3,623,284		$4,342,684
Loans in forbearance (b)	2,992,023		3,267,771		2,966,211
Loans in repayment status:
Loans current	14,583,044	87.0%	14,422,192	84.6%	14,229,913	87.3%
Loans delinquent 31-60 days (c)	652,351	3.9	821,166	4.8	783,826	4.8
Loans delinquent 61-90 days (c)	330,885	2.0	388,542	2.3	300,860	1.8
Loans delinquent 91-120 days (c)	247,381	1.5	289,173	1.7	205,581	1.3
Loans delinquent 121-270 days (c)	684,338	4.1	811,914	4.8	568,923	3.5
Loans delinquent 271 days or greater (c)(d)	252,566	1.5	307,861	1.8	210,297	1.3
Total loans in repayment	16,750,565	100.0%	17,040,848	100.0%	16,299,400	100.0%
Total federally insured loans, excluding rehabilitation loans	22,691,908		23,931,903		23,608,295

Rehabilitation loans (e):
Loans in-school/grace/deferment (a)	150,317		41,615		15,932
Loans in forbearance (b)	330,278		62,681		18,658
Loans in repayment status:
Loans current	670,205	37.4%	178,180	60.0%	79,567	69.3%
Loans delinquent 31-60 days (c)	113,795	6.3	23,038	7.7	10,314	9.0
Loans delinquent 61-90 days (c)	79,691	4.4	18,552	6.3	5,993	5.2
Loans delinquent 91-120 days (c)	186,278	10.4	18,607	6.3	3,381	2.9
Loans delinquent 121-270 days (c)	552,605	30.7	43,743	14.8	11,910	10.4
Loans delinquent 271 days or greater (c)(d)	194,769	10.8	14,390	4.9	3,649	3.2
Total loans in repayment	1,797,343	100.0%	296,510	100.0%	114,814	100.0%
Total rehabilitation loans	2,277,938		400,806		149,404
Total federally insured loans	$24,969,846		$24,332,709		$23,757,699

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

(d)	A portion of loans included in loans delinquent 271 days or greater includes loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

(e)
Rehabilitated loans are student loans that have previously defaulted, but for which the borrower has made a specified number of on-time payments.  Although rehabilitated loans benefit from the same guarantees as other FFELP student loans, rehabilitation loans have generally experienced re-default rates that are higher than default rates for FFELP student loans that have not previously defaulted.  The Company has purchased a significant amount of rehabilitated loans during 2012.   Upon purchase, these loans are recorded at fair value, which generally approximates the federal government guarantee rate.  As such, there is minimal credit risk related to the Company's rehabilitated federally insured loans.

4.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$21,185,140	0.32% - 6.90%	11/25/15 - 8/25/52
Bonds and notes based on auction or remarketing	969,925	0.15% - 2.14%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	22,155,065
FFELP warehouse facilities	1,554,151	0.21% - 0.29%	1/31/15 - 6/30/15
Department of Education Conduit	1,344,513	0.82%	1/19/14
Unsecured line of credit	55,000	1.71%	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.68%	9/15/61
Other borrowings	62,904	1.50% - 5.10%	11/14/13 - 11/11/15
	25,270,865
Discount on bonds and notes payable	(172,030)
Total	$25,098,835

	As of December 31, 2011
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes (a):
Bonds and notes based on indices	$20,252,403	0.42% - 6.90%	11/25/15 - 7/27/48
Bonds and notes based on auction or remarketing	970,575	0.11% - 2.19%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	21,222,978
FFELP warehouse facilities	824,410	0.26% - 0.70%	7/1/14
Department of Education Conduit	2,339,575	0.74%	1/19/14
Unsecured line of credit	64,390	0.69%	5/8/12
Unsecured debt - Junior Subordinated Hybrid Securities	100,697	3.95%	9/15/61
Other borrowings	43,119	3.78% - 5.72%	11/14/12 - 3/1/22
	24,595,169
Discount on bonds and notes payable	(160,629)
Total	$24,434,540

(a)	Issued in asset-backed securitizations

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

As of December 31, 2012, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-II	NHELP-I	NFSLW-I	Total
Maximum financing amount	$500,000	500,000	800,000	1,800,000
Amount outstanding	405,801	361,299	787,051	1,554,151
Amount available	$94,199	138,701	12,949	245,849
Expiration of liquidity provisions	February 28, 2014	October 2, 2013	June 28, 2013
Final maturity date	February 28, 2016	April 2, 2015	June 30, 2015
Maximum advance rates	88.5 - 93.5%	80 - 100%	90 - 98%
Minimum advance rates	88.5 - 93.5%	80 - 95%	84.5 - 90%
Advanced as equity support	$42,657	19,517	64,128	126,302
Each FFELP warehouse facility is supported by 364-day liquidity provisions, which are subject to the respective expiration date shown in the previous table. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date. The NHELP-I and NFSLW-I warehouse facilities provide for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed as shown in the table above. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to minimums as disclosed above. The NHELP-II warehouse facility has static advance rates that requires initial equity for loan funding, but does not require increased equity based on market movements.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset-backed securitizations

The following table summarizes the asset-backed securities transactions issued in 2011 and 2012.

	Securitizations issued during the year ended December 31,
	2011	2012
	2011-1	2012-1 (a)	2012-2 (a)	2012-3 (a)	2012-4	2012-5	2012-6	Total
Date issued	2/2/11	5/9/12	6/11/12	7/31/12	10/11/12	11/8/12	12/12/12
Total original principal amount	$384,357	336,300	323,000	414,300	937,500	1,174,000	1,012,000	$4,197,100

Class A:
Total original principal amount	$384,357	336,300	323,000	414,300	920,000	1,144,000	987,000	4,124,600
Bond discount	—	—	(3,609)	(1,275)	—	(7,642)	(3,399)	(15,925)
Issue price	$384,357	336,300	319,391	413,025	920,000	1,136,358	983,601	4,108,675
Cost of funds (1-month LIBOR plus:)	0.85%	0.80%	0.80%	0.70%	0.70%	0.60%	0.60%
Final maturity date	2/25/43	12/27/39	12/26/33	3/26/40	9/27/38	10/27/36	3/27/45

Class B:
Total original principal amount					$17,500	30,000	25,000	72,500
Bond discount					(4,900)	(10,011)	(6,937)	(21,848)
Issue price					$12,600	19,989	18,063	50,652
Cost of funds (1-month LIBOR plus:)					1.00%	1.00%	1.50%
Final maturity date					7/26/49	12/28/43	8/26/52

(a)
Total original principal amount excludes the Class B subordinated tranche that was retained at issuance totaling $7.6 million, $10.0 million, and $10.0 million for the 2012-1, 2012-2, and 2012-3 securitizations, respectively.  These notes are not included in the Company's consolidated balance sheet.  If the Company sells these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” in the Company's consolidated balance sheet.  The Company believes the market value of such notes is currently less than par value.  Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

2013 Transaction

On December 19, 2012, the Company purchased an interest in a portfolio of FFELP student loans from a third-party. The seller of the loan portfolio had the rights to a call option to purchase the loans back from the Company at any time before the earliest of (i) April 15, 2013; or (ii) funding the student loan portfolio in an asset-backed securities transaction. In addition, as part of the purchase agreement, upon completion of an asset-backed securities transaction, the seller of the loan portfolio will receive a portion of the residual cash flow from the securitization. As of December 31, 2012, the amount paid for the acquired interest in the portfolio of FFELP student loans subject to this arrangement was $444.1 million and was included in “student loans receivable” on the consolidated balance sheet. On January 31, 2013, the Company completed an asset-backed securities transaction of $437.5 million which securitized all loans subject to the purchase agreement. For accounting purposes, the transfer of student loans to the eligible lender trust for this securitization does not qualify as a sale, as the trust continues to be under the effective control of the Company. Accordingly, all the financial activities and related assets and liabilities, including debt, of the lender trust for the securitization will be reflected in the Company's consolidated financial statements. Subsequent to the completion of the asset-backed securitization, the Company purchased the residual cash flow interest of the third party seller of the loans.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Auction Rate Securities

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities") or through a remarketing utilizing remarketing agents ("Variable Rate Demand Notes"). As of December 31, 2012, the Company is currently sponsored on $750.7 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

Since February 2008, problems in the auction rate securities market as a whole has led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities. Based on the relative levels of these indices as of December 31, 2012, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

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

Department of Education’s Conduit Program

In May 2009, the U.S. Department of Education implemented a program under which it finances eligible FFELP Stafford and PLUS loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  The Conduit Program accepted eligible loans through July 1, 2010. Funding for the Conduit Program is provided by the capital markets at a cost based on market rates, with the Company being advanced 97 percent of the student loan face amount. Excess amounts needed to fund the remaining 3 percent of the student loan balances were contributed by the Company. The Conduit Program expires on January 19, 2014.  As of December 31, 2012 and 2011, the Company had $1.3 billion and $2.3 billion, respectively, borrowed under the facility and $49.5 million and $84.7 million advanced as equity support in the facility.

Unsecured Line of Credit

As of December 31, 2011, the Company had a $750.0 million unsecured line of credit with a maturity date of May 8, 2012. As of December 31, 2011, there was $64.4 million outstanding on this line. On February 17, 2012, the Company entered into a new $250.0 million unsecured line of credit. In conjunction with entering into this new agreement, the outstanding balance on the $750.0 million unsecured line of credit of $64.4 million was paid off in full and the agreement was terminated. As of December 31, 2012, $55.0 million was outstanding on the new unsecured line of credit and $195.0 million was available for future use. The $250.0 million line of credit has a maturity date of February 17, 2016.

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

As of December 31, 2012, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities from the date they were issued through September 28, 2011 was 7.40%, payable semi-annually. Beginning September 29, 2011 through September 29, 2036, the "scheduled maturity date," the interest rate on the Hybrid Securities is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.68% at December 31, 2012. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part, any time on or after September 29, 2011, at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million.

Other Borrowings

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 11, 2014 and has covenants and cross default provisions similar to those under the Company's unsecured line of credit discussed below. As of December 31, 2012, $50.0 million was outstanding on this line of credit.

On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2012 and 2011, the outstanding balance on the note was $4.6 million and $4.7 million, respectively.

As of December 31, 2012 and 2011, bonds and notes payable includes $8.3 million and $8.9 million, respectively, of notes due to a third-party. The Company used the proceeds from these notes to invest in non-federally insured student loan assets via a participation agreement.

As discussed in note 3, on July 8, 2011, the Company acquired the ownership interest in the SLIMS Trust which included $46.2 million of notes payable that carried a fixed interest rate of 5.72%. As of December 31, 2011, $29.5 million of debt was outstanding on this facility. In December 2012, these notes were paid in full.

One of the Company's education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, the accreted defeased debt that remained outstanding was $42.7 million and $39.7 million, respectively.

Debt Covenants

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2012.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Maturity Schedule

Bonds and notes outstanding as of December 31, 2012 are due in varying amounts as shown below.

2013	$8,300
2014	1,394,513
2015	1,638,090
2016	55,000
2017	—
2018 and thereafter	22,174,962
$25,270,865

Generally, the Company's secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

5.   Gain on Sale of Loans and Debt Repurchases

“Gain on sale of loans and debt repurchases” in the accompanying consolidated statements of income is composed of the following items:

	Year ended December 31,
	2012	2011	2010
Gain on sale of loans (a)	$116	1,378	33,748
Gain from debt repurchases (b)	4,023	6,962	44,883
	$4,139	8,340	78,631

(a)	During 2010, the Company sold $2.1 billion (par value) of loans to the Department under a program established to provide liquidity to student loan lenders and recognized a gain of $33.8 million.

(b)	The activity included in "Gain from debt repurchases" is detailed below:

	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain	Notional amount	Purchase price	Gain
Junior Subordinated Hybrid Securities	$1,465	1,140	325	62,558	55,651	6,907	34,995	30,073	4,922
Asset-backed securities	134,667	130,969	3,698	12,254	12,199	55	690,750	650,789	39,961
	$136,132	132,109	4,023	74,812	67,850	6,962	725,745	680,862	44,883

6.  Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and foreign currency exchange risk.

Interest Rate Risk

The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company's assets do not match the interest rate characteristics of the funding for those assets. The Company has adopted a policy of periodically reviewing the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company's outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company's interest rate risk management strategy currently include basis swaps and interest rate swaps.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Basis Swaps

Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper index.  As allowed by legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments ("SAP") are calculated for the majority of the Company's FFELP loans from the commercial paper rate to the one-month LIBOR rate.  Meanwhile, the Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The different interest rate characteristics of the Company's loan assets and liabilities funding these assets results in basis risk.

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

As of December 31, 2012, the Company had $23.9 billion and $1.1 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, both of which reset daily, and $16.5 billion of debt indexed to three-month LIBOR, which resets quarterly, and $5.0 billion of debt indexed to one-month LIBOR, which resets monthly.

The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

		As of December 31,
		2012		2011
Maturity		Notional amount		Notional amount
2021		$250,000		250,000
2022		1,900,000		—
2023		3,150,000		1,250,000
2024		250,000		250,000
2026		800,000		800,000
2028		100,000		100,000
2036		700,000		700,000
2039	(a)	150,000		150,000
2040	(b)	200,000		200,000
		$7,500,000	(c)	3,700,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2012 and 2011, was one-month LIBOR plus 3.3 basis points and one-month LIBOR plus 1.2 basis points, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Interest rate swaps – floor income hedges

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company's student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

As of December 31, 2012 and December 31, 2011, the Company had $11.3 billion and $10.9 billion, respectively, of student loan assets that were earning fixed rate floor income of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 1.82% and 1.79%, respectively.

The following tables summarize the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2012		As of December 31, 2011
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$3,150,000	0.71%	$2,150,000	0.85%
2014	1,750,000	0.71	750,000	0.85
2015	1,100,000	0.89	100,000	2.26
2016	750,000	0.85	—	—
2017	750,000	0.99	—	—
2020	—	—	50,000	3.23
	$7,500,000	0.78%	$3,050,000	0.93%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Interest rate swaps – unsecured debt hedges

As of December 31, 2012 and December 31, 2011, the Company had $99.2 million and $100.7 million, respectively, of unsecured Junior Subordinated Hybrid Securities debt outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of December 31, 2012 and December 31, 2011, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on the Hybrid Securities to a fixed rate of 7.66%.

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

	Year ended December 31,
	2012	2011	2010
Re-measurement of Euro Notes	$(19,561)	32,706	80,721
Change in fair value of cross currency interest rate swaps	2,210	(14,287)	(74,899)
Total impact to consolidated statements of income - income (expense) (a)	$(17,351)	18,419	5,822

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected on the consolidated balance sheet.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
1:3 basis swaps	$12,239	10,988	1,215	641
Interest rate swaps - floor income hedges	—	592	45,913	18,384
Interest rate swaps - hybrid debt hedges	—	—	23,762	24,814
Cross-currency interest rate swaps	82,841	80,631	—	—
Other	2,361	8	—	1
Total	$97,441	92,219	70,890	43,840

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Year ended December 31,
	2012	2011	2010
Settlements:
1:3 basis swaps	$4,495	1,446	1,194
Interest rate swaps - floor income hedges	(19,270)	(20,246)	(19,618)
Interest rate swaps - hybrid debt hedges	(2,231)	(744)	(495)
Cross-currency interest rate swaps	3,228	11,877	5,109
Other	(244)	(173)	(454)
Total settlements - (expense) income	(14,022)	(7,840)	(14,264)
Change in fair value:
1:3 basis swaps	676	1,114	6,133
Interest rate swaps - floor income hedges	(35,215)	(12,169)	(8,992)
Interest rate swaps - hybrid debt hedges	1,717	(25,475)	(301)
Cross-currency interest rate swaps	2,210	(14,287)	(74,899)
Other	2,779	304	925
Total change in fair value - (expense) income	(27,833)	(50,513)	(77,134)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(19,561)	32,706	80,721
Derivative market value and foreign currency adjustments and derivative settlements, net - (expense) income	$(61,416)	(25,647)	(10,677)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk.

The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of December 31, 2012, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Credit Risk

When the fair value of a derivative contract is positive (an asset in the Company's consolidated balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded in the consolidated balance sheet. As of December 31, 2012, the trustee for certain of the Company's asset-backed securities transactions held $20.0 million of collateral from the counterparty on the cross-currency interest rate swaps.

The Company considers counterparties' credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized in the financial statements for derivative instruments.

Market Risk

When the fair value of a derivative instrument is negative (a liability in the Company's consolidated balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  At the Company's current unsecured credit rating (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), the Company has substantially collateralized its corporate derivative liability position with its counterparties. As such, any downgrades from the current ratings would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some long-dated derivative contracts have mutual optional termination provisions that can be exercised in 2016, 2017, 2021, and 2022. As of December 31, 2012, the fair value of derivatives with early termination provisions was a positive $1.4 million (an asset in the Company's consolidated balance sheet). As of December 31, 2012, the Company had $63.1 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties. With the Company's current derivative portfolio, the Company does not currently anticipate near term movement in interest rates having a material impact on its capital or liquidity profile, nor expects future movements in interest rates to have a material impact on its ability to meet potential collateral deposits with its counterparties. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited.  In addition, the historical high correlation between one-month and three-month LIBOR limits the Company's exposure to interest rate movements on the 1:3 Basis Swaps.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

7.    Investments

A summary of the Company's investments and restricted investments follows:

	As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	As of
					December 31, 2011
Investments:
Available-for-sale investments (a):
Student loan asset-backed and other debt securities	$64,970	3,187	(179)	67,978	—
Equity securities	3,449	1,604	(180)	4,873	—
Total available-for-sale investments	$68,419	4,791	(359)	72,851	—
Trading investments (a):
Student loan asset-backed and other debt securities				$10,461	43,933
Equity securities				—	6,847
Total trading investments				$10,461	50,780
Total available-for-sale and trading investments				$83,312	50,780
Restricted Investments (b):
Guaranteed investment contracts - held-to-maturity				$8,830	236,899

(a)	The Company transferred the majority of its investments from trading to available-for-sale on January 1, 2012 to reflect management's intention regarding such securities.

(b)
Restricted investments are included in "restricted cash and investments" in the Company's consolidated balance sheets. The Company's restricted investments include cash balances that the Company's indentured securitization trusts deposit in guaranteed investment contracts that are held for the related note holders. These investments are classified as held-to-maturity and the Company accounts for them at amortized cost, which approximates fair value.

On May 1, 2012, the majority of the Company's guaranteed investment contracts were terminated. The sales of these investments were at par and had no income statement impact. The proceeds from the sale of these investments were used to purchase permitted investments as specified by each underlying student loan asset-backed securitization trust indenture. The new investments remain as assets within their respective trust estates and continue to be classified as "restricted cash and investments" in the consolidated balance sheet.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the amount included in "other income" in the consolidated statements of income related to the Company's investments classified as available-for-sale and trading.

	Year ended December 31,
	2012	2011	2010
Available-for-sale securities:
Gross realized gains	$6,120	—	—
Gross realized losses	(322)	—	—
Trading securities:
Unrealized gains (losses), net	254	430	(51)
Realized gains (losses), net	1,459	2,753	1,154
	$7,511	3,183	1,103
As of December 31, 2012, the stated maturities of the Company's student loan asset-backed securities and debt securities classified as available-for-sale are shown in the following table:

Year of Maturity:	Amortized cost	Fair value
Within 1 year	$200	200
1-5 years	101	101
6-10 years	481	481
After 10 years	64,188	67,196
Total	$64,970	67,978

As of December 31, 2012, the stated maturities of the Company's restricted investments, which are classified as held-to-maturity, are shown in the following table.

Year of Maturity:
Within 1 year	$—
1-5 years	6,613
6-10 years	—
After 10 years	2,217
Total	$8,830

8.    Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2012 (months)	As of December 31,
		2012	2011
Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $73,740 and $59,893, respectively)	102	$9,393	23,240
Computer software (net of accumulated amortization of $7,918 and $5,103, respectively)	0	—	2,815
Trade names (net of accumulated amortization of $11,593 and $9,274, respectively)	0	—	2,319
Total - amortizable intangible assets	102	$9,393	28,374

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company recorded amortization expense on its intangible assets of $19.0 million, $17.1 million, and $22.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of December 31, 2012, the Company estimates it will record amortization expense as follows:

2013	$3,261
2014	1,989
2015	737
2016	633
2017	544
2018 and thereafter	2,229
$9,393

On June 30, 2011, the Company purchased contracts with more than 370 K–12 schools to provide tuition payment plan services.  The initial consideration paid by the Company was $6.9 million in cash.  The initial purchase price was subject to adjustment based on customer retention.  During 2011 and 2012, the Company received a total of $0.8 million as an adjustment to the purchase price. Substantially all of the purchase price was allocated to a customer relationship intangible asset that is being amortized over three years.

On January 8, 2010, the Company purchased certain assets of a software company that constituted a business combination. The initial consideration paid by the Company was $3.0 million in cash. In addition to the initial purchase price, additional payments are to be made by the Company based on certain operating results as defined in the purchase agreement. On February 1, 2011 and March 1, 2012, the Company made additional payments of $1.3 million and $0.9 million, respectively. The final contingency payment is due in March 2013 and as of December 31, 2012 is estimated by the Company to be $1.4 million. The estimated contingency payment is included in "other liabilities" on the Company's consolidated balance sheet. Substantially all of the purchase price was allocated to a computer software intangible asset that was amortized over three years and was fully amortized as of December 31, 2012. There was no excess purchase price over net assets acquired (goodwill) recognized as a results of this acquisition.

9. Goodwill

The change in the carrying amount of goodwill by operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management (a)	Total
Balance as of January 1, 2010	$8,596	58,086	35,152	41,883	143,717
Impairment charge recognized in 2010	—	—	(26,599)	—	(26,599)
Balance as of December 31, 2010, 2011, and 2012	$8,596	58,086	8,553	41,883	117,118

(a)
As a result of the Reconciliation Act of 2010, the Company no longer originates new (first disbursement) FFELP loans and net interest income of the Company's existing FFELP loan portfolio will decline over time as the Company's portfolio pays down. As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Other than the Asset Generation and Management reporting unit, management believes the elimination of new FFELP loan originations will not have an adverse impact on the fair value of the Company's other reporting units.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

2010 Annual Goodwill Impairment Test
As a result of the 2010 annual goodwill impairment test, the Company recorded impairment charges at two reporting units included in the Enrollment Services operating segment. These charges consisted of $23.9 million related to its inquiry generation and management business and $2.7 million related to its list marketing business. After recording these charges, no goodwill remained at these two reporting units. These charges are included in “impairment expense” in the Company's consolidated statements of income.

The Company determined legislation and related public scrutiny at for-profit schools may negatively affect enrollments at these schools which could impact future revenue, operating margins, and cash flows related to the Company's inquiry generation and management business. In addition, the Company's list marketing business continued to be negatively affected by the economic recession and deterioration of the direct-to-consumer market.

With the exception of these two reporting units, as of November 30, 2010, the fair value of each of the Company's reporting units significantly exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment.

2011 and 2012 Annual Goodwill Impairment Test
For the 2011 and 2012 annual review of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test and determined there was no impairment of goodwill.

10. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Useful life	2012	2011
Computer equipment and software	1-5 years	$72,595	79,895
Office furniture and equipment	3-7 years	9,583	10,607
Leasehold improvements	1-15 years	6,502	7,321
Transportation equipment	10 years	3,610	3,766
Buildings	5-39 years	9,711	9,144
Land	—	700	700
		102,701	111,433
Accumulated depreciation		70,832	76,614
		$31,869	34,819

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 related to property and equipment was $12.9 million, $9.9 million, and $8.9 million, respectively.

11.    Shareholders’ Equity

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Stock Repurchases

The Company has a stock repurchase program that expires on May 24, 2015 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2012, 4.2 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2012, 2011, and 2010 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2012	806,023	$22,814	$28.30
Year ended December 31, 2011	1,436,423	27,134	18.89
Year ended December 31, 2010	1,866,332	39,805	21.33

Contingent Consideration - infiNET Integrated Solutions, Inc. (“infiNET”)

In 2004, the Company purchased 50% of the stock of infiNET and, in 2006, purchased the remaining 50% of infiNET’s stock. infiNET provides software for customer-focused electronic transactions, information sharing, and electronic account and bill presentment for colleges and universities. Consideration for the purchase of the remaining 50% of the stock of infiNET included 95,380 restricted shares of the Company’s Class A common stock that were subject to stock price guaranty provisions. On February 28, 2011, the Company paid $5.9 million in cash to satisfy this obligation. This payment was recorded by the Company as a reduction to additional paid-in capital.

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

	Year ended December 31,
	2012	2011	2010
Net income attributable to Nelnet, Inc.	$177,997	204,335	189,034
Less earnings allocated to holders of unvested restricted stock	1,349	1,263	1,218
Net income available to Nelnet, Inc. common shareholders	$176,648	203,072	187,816

Weighted average common shares outstanding - basic	47,010,034	47,860,824	49,127,934
Dilutive effect of the assumed vesting of restricted stock awards	226,357	186,845	198,752
Weighted average common shares outstanding - diluted	47,236,391	48,047,669	49,326,686

Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$3.76	4.24	3.82
Net income attributable to Nelnet, Inc. shareholders - diluted	$3.74	4.23	3.81

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

As of December 31, 2012, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $29.6 million which is included in “other liabilities” on the consolidated balance sheet. Of this total, $16.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $10.3 million prior to December 31, 2013 as a result of a lapse of applicable statute of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the $10.3 million anticipated decrease, $4.5 million, if recognized, would affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2012	2011
Gross balance - beginning of year	$21,794	10,546
Additions based on tax positions of prior years	9,493	7,898
Additions based on tax positions related to the current year	4,367	4,359
Settlements with taxing authorities	—	—
Reductions for tax positions of prior years	(5,738)	(417)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statute of limitations	(348)	(592)
Gross balance - end of year	$29,568	21,794

All of the reductions due to the lapse of statute of limitations and for prior year tax positions shown above impacted the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2012 and 2011, $5.1 million and $2.4 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense related to uncertain tax positions of $2.7 million, $0.7 million, and $0.3 million for the years ended December 31, 2012, 2011, and 2010 respectively. No penalties were accrued for the years ended December 31, 2012, 2011, and 2010. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2008. The Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2004. As of December 31, 2012, the Company has significant tax uncertainties that remain unsettled in the following jurisdictions:

U.S. Federal        2008 through 2010
California          2004 through 2009
Illinois            2009 and 2010
Maine            2008 through 2010
Texas            2007 through 2009

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The provision for income taxes consists of the following components:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$118,490	123,737	102,162
State	1,383	1,354	6,827
Foreign	33	87	158
Total current provision	119,906	125,178	109,147

Deferred:
Federal	(23,460)	(6,606)	272
State	(358)	(1,116)	4,009
Foreign	(11)	(4)	(8)
Total deferred (benefit) provision	(23,829)	(7,726)	4,273
Provision for income tax expense	$96,077	117,452	113,420

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2012	2011	2010
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	0.5	0.9	2.2
Provision of uncertain federal and state tax matters	0.2	1.1	0.4
Tax credits	(0.6)	(0.4)	(0.2)
Valuation allowance	—	(0.3)	0.1
Other	(0.1)	0.2	—
Effective tax rate	35.0%	36.5%	37.5%

During 2012, state tax laws were enacted that reduced the Company's income tax expense by $3.4 million which resulted in a lower effective tax rate in 2012.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of As of December 31,
	2012	2011
Deferred tax assets:
Student loans	$26,612	23,605
Intangible assets	29,812	23,476
Accrued expenses	3,739	3,282
Stock compensation	1,317	867
Deferred revenue	987	2,625
Basis in certain derivative contracts	14,178	—
Other	982	1,733
Total gross deferred tax assets	77,627	55,588
Less valuation allowance	(137)	(250)
Net deferred tax assets	77,490	55,338
Deferred tax liabilities:
Loan origination services	27,554	31,576
Debt repurchases	32,866	30,637
Depreciation	4,770	5,819
Unrealized gain on debt and equity securities	1,619	—
Basis in certain derivative contracts	—	4,420
Other	—	454
Total gross deferred tax liabilities	66,809	72,906
Net deferred tax asset (liability)	$10,681	(17,568)

The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company's deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of a portion of the Company's state net operating loss, it is management's opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. The amount of deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As of December 31, 2012 and 2011, current income taxes receivable of $0.7 million and $5.6 million, respectively, are included in "other assets" in the consolidated balance sheets.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$53	8	—	61	610,194	7,305	(3,707)	613,853
Interest expense	—	—	—	—	263,788	8,485	(3,707)	268,566
Net interest income (loss)	53	8	—	61	346,406	(1,180)	—	345,287
Less provision for loan losses	—	—	—	—	21,500	—	—	21,500
Net interest income (loss) after provision for loan losses	53	8	—	61	324,906	(1,180)	—	323,787
Other income (expense):
Loan and guaranty servicing revenue	209,748	—	—	209,748	—	—	—	209,748
Intersegment servicing revenue	65,376	—	—	65,376	—	—	(65,376)	—
Tuition payment processing and campus commerce revenue	—	74,410	—	74,410	—	—	—	74,410
Enrollment services revenue	—	—	117,925	117,925	—	—	—	117,925
Other income	—	—	—	—	18,219	21,257	—	39,476
Gain on sale of loans and debt repurchases	—	—	—	—	3,814	325	—	4,139
Derivative market value and foreign currency adjustments, net	—	—	—	—	(51,809)	4,415	—	(47,394)
Derivative settlements, net	—	—	—	—	(11,792)	(2,230)	—	(14,022)
Total other income (expense)	275,124	74,410	117,925	467,459	(41,568)	23,767	(65,376)	384,282
Operating expenses:
Salaries and benefits	115,126	34,314	22,816	172,256	2,252	18,318	—	192,826
Cost to provide enrollment services	—	—	78,375	78,375	—	—	—	78,375
Depreciation and amortization	18,415	7,240	6,491	32,146	—	1,479	—	33,625
Impairment expense	—	—	2,767	2,767	—	—	—	2,767
Other	70,505	10,439	7,649	88,593	16,435	20,943	—	125,971
Intersegment expenses, net	5,280	5,383	3,768	14,431	66,215	(15,270)	(65,376)	—
Total operating expenses	209,326	57,376	121,866	388,568	84,902	25,470	(65,376)	433,564
Income (loss) before income taxes and corporate overhead allocation	65,851	17,042	(3,941)	78,952	198,436	(2,883)	—	274,505
Corporate overhead allocation	(5,904)	(1,968)	(1,968)	(9,840)	(5,306)	15,146	—	—
Income (loss) before income taxes	59,947	15,074	(5,909)	69,112	193,130	12,263	—	274,505
Income tax (expense) benefit	(22,780)	(5,728)	2,244	(26,264)	(73,387)	3,574	—	(96,077)
Net income (loss)	37,167	9,346	(3,665)	42,848	119,743	15,837	—	178,428
Net income attributable to noncontrolling interest	—	—	—	—	—	431	—	431
Net income (loss) attributable to Nelnet, Inc.	$37,167	9,346	(3,665)	42,848	119,743	15,406	—	177,997

Total assets	$90,959	150,600	53,902	295,461	26,463,551	207,003	(358,120)	26,607,895

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2011
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$58	21	—	79	590,736	5,074	(3,035)	592,854
Interest expense	—	—	—	—	221,675	9,649	(3,035)	228,289
Net interest income (loss)	58	21	—	79	369,061	(4,575)	—	364,565
Less provision for loan losses	—	—	—	—	21,250	—	—	21,250
Net interest income (loss) after provision for loan losses	58	21	—	79	347,811	(4,575)	—	343,315
Other income (expense):
Loan and guaranty servicing revenue	175,657	—	—	175,657	—	—	—	175,657
Intersegment servicing revenue	69,037	—	—	69,037	—	—	(69,037)	—
Tuition payment processing and campus commerce revenue	—	67,797	—	67,797	—	—	—	67,797
Enrollment services revenue	—	—	130,470	130,470	—	—	—	130,470
Other income	—	—	—	—	15,416	14,097	—	29,513
Gain on sale of loans and debt repurchases	—	—	—	—	1,433	6,907	—	8,340
Derivative market value and foreign currency adjustments, net	—	—	—	—	7,571	(25,378)	—	(17,807)
Derivative settlements, net	—	—	—	—	(7,228)	(612)	—	(7,840)
Total other income (expense)	244,694	67,797	130,470	442,961	17,192	(4,986)	(69,037)	386,130
Operating expenses:
Salaries and benefits	102,878	30,070	25,155	158,103	2,791	17,057	—	177,951
Cost to provide enrollment services	—	—	86,548	86,548	—	—	—	86,548
Depreciation and amortization	15,313	6,179	6,854	28,346	—	1,398	—	29,744
Other	60,442	10,192	9,425	80,059	13,381	19,975	—	113,415
Intersegment expenses, net	4,776	4,714	3,521	13,011	70,018	(13,992)	(69,037)	—
Total operating expenses	183,409	51,155	131,503	366,067	86,190	24,438	(69,037)	407,658
Income (loss) before income taxes and corporate overhead allocation	61,343	16,663	(1,033)	76,973	278,813	(33,999)	—	321,787
Corporate overhead allocation	(4,138)	(1,379)	(1,379)	(6,896)	(6,896)	13,792	—	—
Income (loss) before income taxes	57,205	15,284	(2,412)	70,077	271,917	(20,207)	—	321,787
Income tax (expense) benefit	(21,736)	(5,807)	917	(26,626)	(103,327)	12,501	—	(117,452)
Net income (loss)	35,469	9,477	(1,495)	43,451	168,590	(7,706)	—	204,335
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to Nelnet, Inc.	$35,469	9,477	(1,495)	43,451	168,590	(7,706)	—	204,335

Total assets	$123,307	157,444	45,738	326,489	25,821,806	24,735	(320,813)	25,852,217

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2010
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$62	32	—	94	600,098	8,109	(4,370)	603,931
Interest expense	—	—	—	—	215,339	21,891	(4,370)	232,860
Net interest income (loss)	62	32	—	94	384,759	(13,782)	—	371,071
Less provision for loan losses	—	—	—	—	22,700	—	—	22,700
Net interest income (loss) after provision for loan losses	62	32	—	94	362,059	(13,782)	—	348,371
Other income (expense):
Loan and guaranty servicing revenue	158,838	—	—	158,838	—	(254)	—	158,584
Intersegment servicing revenue	85,342	—	—	85,342	—	—	(85,342)	—
Tuition payment processing and campus commerce revenue	—	59,824	—	59,824	—	—	—	59,824
Enrollment services revenue	—	—	139,897	139,897	—	—	—	139,897
Other income	519	—	—	519	18,639	12,152	—	31,310
Gain on sale of loans and debt repurchases	—	—	—	—	73,709	4,922	—	78,631
Derivative market value and foreign currency adjustments, net	—	—	—	—	3,046	541	—	3,587
Derivative settlements, net	—	—	—	—	(13,336)	(928)	—	(14,264)
Total other income (expense)	244,699	59,824	139,897	444,420	82,058	16,433	(85,342)	457,569
Operating expenses:
Salaries and benefits	95,293	27,180	24,827	147,300	4,524	15,849	(1,662)	166,011
Cost to provide enrollment services	—	—	91,647	91,647	—	—	—	91,647
Depreciation and amortization	13,755	7,089	15,771	36,615	—	1,829	—	38,444
Impairment expense	—	—	26,599	26,599	—	—	—	26,599
Restructure expense	6,040	—	—	6,040	—	(20)	—	6,020
Litigation settlement	—	—	—	—	—	55,000	—	55,000
Other	60,211	9,379	10,683	80,273	12,759	26,733	—	119,765
Intersegment expenses, net	5,074	3,730	2,467	11,271	85,268	(12,859)	(83,680)	—
Total operating expenses	180,373	47,378	171,994	399,745	102,551	86,532	(85,342)	503,486
Income (loss) before income taxes and corporate overhead allocation	64,388	12,478	(32,097)	44,769	341,566	(83,881)	—	302,454
Corporate overhead allocation	(5,856)	(1,952)	(1,952)	(9,760)	(9,759)	19,519	—	—
Income (loss) before income taxes	58,532	10,526	(34,049)	35,009	331,807	(64,362)	—	302,454
Income tax (expense) benefit	(22,243)	(4,000)	12,935	(13,308)	(126,086)	25,974	—	(113,420)
Net income (loss)	36,289	6,526	(21,114)	21,701	205,721	(38,388)	—	189,034
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	—
Net income (loss) attributable to Nelnet, Inc.	$36,289	6,526	(21,114)	21,701	205,721	(38,388)	—	189,034

Total assets	$133,103	121,817	52,999	307,919	26,008,867	11,970	(434,864)	25,893,892

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

15. Legal Proceedings

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

On April 14, 2012, the U.S. Court of Appeals for the Third Circuit, which has jurisdiction over the District Court, issued an order in an unrelated TCPA case which remanded that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court.  The resolution of this issue may affect whether the claim against Peterson's can be pursued as a class action, and in light of the ruling, Peterson's requested and received the District Court's permission to file a renewed motion to dismiss the complaint. Peterson's filed that motion on May 29, 2012, and on October 17, 2012, the District Court denied the motion.  On November 7, 2012, Peterson's filed a motion for reconsideration of the District Court's order, or in the alternative, to certify the District Court's order for interlocutory appeal. On February 21, 2013, the District Court denied Peterson's motion for reconsideration, but granted the motion to certify its order for interlocutory appeal. Accordingly, Peterson's intends to submit a Petition for Permission to Appeal with the 3rd Circuit Court of Appeals, and intends to continue to contest the suit vigorously.

Due to the preliminary stage of this matter and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

Oberg Litigation

During 2010, the Company entered into a settlement agreement to settle all claims associated with a "qui tam" action brought by an individual on behalf of the United States of America. As a result of the settlement, the Company recorded a $55.0 million pre-tax charge during the third quarter of 2010, and paid that amount on November 3, 2010. The Company believed it had strong defenses related to this litigation, but entered into the settlement agreement in order to eliminate the uncertainty, distraction, and expense of a trial.

16. Operating Leases

The Company is committed under noncancelable operating leases for office space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2012, 2011, and 2010 was $8.1 million, $8.2 million, and $9.3 million, respectively. Minimum future rentals, as of December 31, 2012, under noncancelable operating leases are shown below:

2013	$5,253
2014	4,350
2015	2,201
2016	1,409
2017	387
2018 and thereafter	—
$13,600

Future rental commitments for leases in the table above have been reduced by minimum non-cancelable sublease rentals aggregating approximately $0.9 million as of December 31, 2012.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

17. Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre‑tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $3.6 million, $3.4 million, and $3.1 million during the years ended December 31, 2012, 2011, and 2010, respectively.

18. Stock Based Compensation Plans

Restricted Stock Plan

The following table summarizes restricted stock activity:

	Year ended December 31,
	2012	2011	2010
Non-vested shares at beginning of year	285,718	311,119	320,461
Granted	168,833	82,845	96,327
Vested	(41,089)	(54,184)	(48,523)
Canceled	(34,791)	(54,062)	(57,146)
Non-vested shares at end of year	378,671	285,718	311,119

As of December 31, 2012, there was $4.9 million of unrecognized compensation cost included in “additional paid-in capital” on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

2013	$1,844
2014	1,206
2015	785
2016	481
2017	239
2018 and thereafter	342
$4,897

For the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation expense of $2.2 million, $1.3 million, and $1.5 million, respectively, related to shares issued under the restricted stock plan which is included in "salaries and benefits" on the consolidated statements of income.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation expense of approximately $114,000, $137,000, and $141,000, respectively, in connection with issuing 21,766 shares, 29,989 shares, and 31,729 shares, respectively, under this plan.

Non-employee Directors Compensation Plan

The Company has a compensation plan for non-employee directors pursuant to which non-employee directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. If a nonemployee director elects to receive Class A common stock, the number of shares of Class A common stock that are awarded is equal to the amount of the annual retainer fee otherwise payable in cash divided by 85 percent of the fair market value of a share of Class A common stock on the date the fee is payable. Non-employee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

For the years ended December 31, 2012, 2011, and 2010, the Company recognized approximately $688,000, $641,000, and $585,000, respectively, of expense related to this plan. The following table provides the number of shares awarded under this plan for the years ended December 31, 2012, 2011, and 2010.

	Shares issued - not deferred	Shares- deferred	Total
As of December 31, 2012	16,561	16,700	33,261
As of December 31, 2011	13,059	20,843	33,902
As of December 31, 2010	14,632	12,466	27,098

As of December 31, 2012, a cumulative amount of 123,271 shares have been deferred by directors and will be issued upon their termination from the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

19.	Related Parties

Transactions with Union Bank and Trust Company

Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”) which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting preferred stock. Michael S. Dunlap, along with his spouse and children, owns or controls a significant portion of the stock of F&M, while Mr. Dunlap's sister, Angela L. Muhleisen, along with her husband and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of various shares of the Company because it serves in a capacity of trustee or account manager and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.

The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.

Loan Purchases

During the years ended December 31, 2012, 2011, and 2010, the Company purchased FFELP student loans from Union Bank of $0.3 million (par value), $0.1 million (par value), and $989.2 million (par value), respectively. No discount or premium was paid for loans purchased during these years.

Loan Servicing

The Company serviced $445.8 million, $496.3 million, and $530.0 million of loans for Union Bank as of December 31, 2012, 2011, and 2010, respectively. Servicing revenue earned by the Company from servicing loans for Union Bank was $1.7 million, $1.9 million, and $1.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and December 31, 2011 accounts receivable includes $0.1 million and $0.2 million, respectively, due from Union Bank for loan servicing.

Funding - Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2012 and 2011, $453.0 million and $509.2 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

Operating Cash Accounts

The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also participates in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, the Company had $111.8 million and $119.5 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $53.3 million and $84.2 million as of December 31, 2012 and 2011, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2012, 2011, and 2010, was $0.2 million, $0.2 million, and $1.1 million, respectively.

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2012, 2011, and 2010, the Company has received fees of $1.7 million, $2.3 million, and $5.7 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $74,000, $73,000, and $71,000 for commercial rent and storage income during 2012, 2011, and 2010, respectively. The lease agreement expires on June 30, 2018.

On October 31, 2011, the Company entered into a lease agreement with Union Bank under which the Company leases office space of approximately 1,300 square feet for $25,000 per year, plus an additional monthly charge for each associate the Company assigns to the space. The initial term of the lease expired on November 30, 2012, and the lease agreement provides for automatic renewals each year. The Company paid Union Bank approximately $43,000 and $4,000 during 2012 and 2011, respectively, in accordance with the lease agreement.

Other Fees Paid to Union Bank

During the years ended December 31, 2012, 2011, and 2010, the Company paid Union Bank approximately $36,000, $64,000, and $358,000, respectively, in administrative services; approximately $92,000, $104,000, and $120,000, respectively, in commissions; and approximately $187,000, $185,000, and $177,000, respectively, in cash management fees.

Other Fees Received from Union Bank

During the years ended December 31, 2012, 2011, and 2010, Union Bank paid the Company approximately $152,000, $144,000, and $112,000, respectively, under an employee sharing arrangement and approximately $31,000, $25,000, and $52,000, respectively, for health and productivity services.

401(k) Plan Administer

Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $305,000, $270,000, and $239,000 during the years ended December 31, 2012, 2011, and 2010, respectively.

Investment Services

Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts.  The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31, 2012, the outstanding balance of investments in the trusts was $590.4 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts.  For the years ended December 31, 2012 and 2011, the Company earned $8.4 million and $5.1 million, respectively, of fees under this agreement.

On January 20, 2012, WRCM entered into a management agreement with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Michael S. Dunlap. Union Bank serves as trustee for the trusts. Per the terms of this agreement, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap contributed a total of 3,375,000 shares of the Company's Class B common stock to the trusts upon the establishment thereof. For the year ended December 31, 2012, the Company earned approximately $44,000 of fees under this agreement.

On February 9, 2012, WRCM established a private investment fund ("SLABS Fund-I") for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto.  As of the date SLABS Fund-I was established, the total amount invested in SLABS Fund-I was $48.9 million, and Mr. Dunlap, Union Financial Services, Inc. (a corporation which is owned 50 percent by Mr. Dunlap and 50 percent by Stephen F. Butterfield, a member of the Board of Directors of the Company), Jeffrey R. Noordhoek (an executive officer of the Company), F&M, Ms. Muhleisen and her spouse, and WRCM had investments in SLABS Fund-I in the amounts of $2.5 million, $1.0 million, $1.0 million, $2.0 million, $2.6 million, and $0.1 million, respectively.  Based upon the current level of holdings by non-affiliated limited partners, the management agreement for SLABS Fund-I provides non-affiliated limited partners the ability to remove WRCM as manager of SLABS Fund-I without cause.

On October 12, 2012, WRCM established another private investment fund ("SLABS Fund-II"). No executive officers or affiliates of the Company invested in SLABS Fund-II.

WRCM earns 50 basis points (annually) from SLABS Fund-I and SLABS Fund-II on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of December 31, 2012, the outstanding balance of investments in SLABS Fund-I and SLABS Fund-II was $78.9 million. For the year ended December 31, 2012, the Company paid Union Bank $0.1 million as custodian.

20.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2012.

	As of December 31, 2012			As of December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	77,652	77,652	—	42,412	42,412
Equity securities	4,873	—	4,873	6,847	—	6,847
Debt securities	787	—	787	1,521	—	1,521
Total investments	5,660	77,652	83,312	8,368	42,412	50,780
Fair value of derivative instruments (b)	—	97,441	97,441	—	92,219	92,219
Total assets	$5,660	175,093	180,753	8,368	134,631	142,999
Liabilities:
Fair value of derivative instruments (b):	$—	70,890	70,890	—	43,840	43,840
Total liabilities	$—	70,890	70,890	—	43,840	43,840

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

The Company measures certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. For the years ended December 31, 2010 and 2012, these adjustments to fair value resulted from the write-down to fair value of goodwill and certain long-lived assets.

Goodwill is reviewed annually for impairment and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. During the year ended December 31, 2010, the Company recognized an impairment charge (fair value adjustment) related to goodwill of $26.6 million. After recognizing this charge, the carrying value of goodwill was $117.1 million.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2012, the Company recognized an impairment charge (fair value adjustment) related to student list costs of $2.8 million, which was the full carrying amount of this long-lived asset.

The primary value drivers to estimate the fair value of goodwill and student list costs are unobservable. As such, these items are level 3 assets within the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,418,623	24,830,621	—	—	25,418,623
Cash and cash equivalents	66,031	66,031	66,031	—	—
Investments	83,312	83,312	5,660	77,652	—
Restricted cash	806,632	806,632	806,632	—	—
Restricted cash – due to customers	96,516	96,516	96,516	—	—
Restricted investments	8,830	8,830	8,830	—	—
Accrued interest receivable	307,518	307,518	—	307,518	—
Derivative instruments	97,441	97,441	—	97,441	—
Financial liabilities:
Bonds and notes payable	24,486,008	25,098,835	—	24,486,008	—
Accrued interest payable	14,770	14,770	—	14,770	—
Due to customers	96,516	96,516	96,516	—	—
Derivative instruments	70,890	70,890	—	70,890	—

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31, 2011
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$23,894,005	24,297,876	—	—	23,894,005
Cash and cash equivalents	42,570	42,570	42,570	—	—
Investments	50,780	50,780	8,368	42,412	—
Restricted cash	377,423	377,423	377,423	—	—
Restricted cash – due to customers	109,809	109,809	109,809	—	—
Restricted investments	236,899	236,899	236,899	—	—
Accrued interest receivable	308,401	308,401	—	308,401	—
Derivative instruments	92,219	92,219	—	92,219	—
Financial liabilities:
Bonds and notes payable	23,003,453	24,434,540	—	23,003,453	—
Accrued interest payable	19,634	19,634	—	19,634	—
Due to customers	109,809	109,809	109,809	—	—
Derivative instruments	43,840	43,840	—	43,840	—

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are previously discussed.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

21. Quarterly Financial Information (Unaudited)

	2012
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$84,856	84,567	85,266	90,598
Less provision for loan losses	6,000	7,000	5,000	3,500
Net interest income after provision for loan losses	78,856	77,567	80,266	87,098
Loan and guaranty servicing revenue	49,488	52,391	53,285	54,584
Tuition payment processing and campus commerce revenue	21,913	16,834	17,928	17,735
Enrollment services revenue	31,664	29,710	30,661	25,890
Other income	10,954	8,800	12,699	7,023
Gain on sale of loans and debt repurchases	—	935	195	3,009
Derivative market value and foreign currency adjustments and derivative settlements, net	(15,180)	(21,618)	(31,275)	6,657
Salaries and benefits	(49,095)	(48,703)	(46,395)	(48,633)
Cost to provide enrollment services	(21,678)	(20,374)	(20,151)	(16,172)
Depreciation and amortization	(8,136)	(8,226)	(8,402)	(8,861)
Impairment expense	—	—	—	(2,767)
Operating expenses - other	(32,263)	(30,908)	(29,989)	(32,811)
Income tax expense	(23,230)	(14,878)	(21,870)	(36,099)
Net income	$43,293	41,530	36,952	56,653
Net income attributable to noncontrolling interest	152	136	124	19
Net income attributable to Nelnet, Inc.	$43,141	41,394	36,828	56,634
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$0.91	0.87	0.78	1.20
Net income attributable to Nelnet, Inc. shareholders - dilutive	$0.91	0.87	0.77	1.19

	2011
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$85,777	88,736	96,761	93,291
Less provision for loan losses	3,750	5,250	5,250	7,000
Net interest income after provision for loan losses	82,027	83,486	91,511	86,291
Loan and guaranty servicing revenue	40,413	41,735	42,549	50,960
Tuition payment processing and campus commerce revenue	19,369	14,761	16,774	16,893
Enrollment services revenue	33,868	32,315	35,505	28,782
Other income	6,492	6,826	3,931	12,264
Gain on sale of loans and debt repurchases	8,307	—	—	33
Derivative market value and foreign currency adjustments and derivative settlements, net	(3,036)	(20,335)	(13,631)	11,355
Salaries and benefits	(43,912)	(42,881)	(44,132)	(47,026)
Cost to provide enrollment services	(22,839)	(22,140)	(23,825)	(17,744)
Depreciation and amortization	(6,776)	(6,769)	(7,917)	(8,282)
Operating expenses - other	(26,105)	(28,767)	(28,904)	(29,639)
Income tax expense	(32,928)	(21,106)	(24,410)	(39,008)
Net income	$54,880	37,125	47,451	64,879
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Nelnet, Inc.	$54,880	$37,125	$47,451	$64,879
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic	$1.13	0.76	0.98	1.37
Net income attributable to Nelnet, Inc. shareholders - dilutive	$1.13	0.76	0.98	1.37

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

22. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2012 and 2011 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2012 for Nelnet, Inc.

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

Balance Sheets
(Parent Company Only)
As of December 31, 2012 and 2011
	2012	2011
Assets:
Cash and cash equivalents	$12,124	15,598
Investments	67,564	37,469
Investment in subsidiary debt	155,613	149,029
Restricted cash	63,258	34,176
Investment in subsidiaries	915,148	903,328
Other assets	237,379	232,525
Fair value of derivative instruments	14,600	11,586
Total assets	$1,465,686	1,383,711
Liabilities:
Notes payable	$204,232	165,087
Other liabilities	25,351	108,579
Fair value of derivative instruments	70,890	43,840
Total liabilities	300,473	317,506
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	466	471
Additional paid-in capital	32,540	49,245
Retained earnings	1,129,389	1,017,629
Accumulated other comprehensive earnings	2,813	—
Employee notes receivable	—	(1,140)
Total Nelnet, Inc. shareholders' equity	1,165,208	1,066,205
Noncontrolling interest	5	—
Total equity	1,165,213	1,066,205
Total liabilities and shareholders' equity	$1,465,686	1,383,711

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2012, 2011, and 2010
	2012	2011	2010
Investment interest	$5,186	4,132	6,980
Interest on bonds and notes payable	3,607	1,162	1,201
Net interest income	1,579	2,970	5,779
Other income (expense):
Other income	8,010	4,304	31,846
Gain on debt repurchases	4,487	7,255	26,129
Equity in subsidiaries income	224,011	256,299	188,738
Derivative market value and derivative settlements, net	(47,262)	(55,911)	(21,415)
Total other income	189,246	211,947	225,298
Operating expenses	1,867	6,634	5,839
Income before income taxes	188,958	208,283	225,238
Income tax expense	(10,530)	(3,948)	(36,204)
Net income	178,428	204,335	189,034
Net income attributable to noncontrolling interest	431	—	—
Net income attributable to Nelnet, Inc.	$177,997	204,335	189,034

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2012, 2011, and 2010
	2012	2011	2010
Net income attributable to Nelnet, Inc.	$177,997	204,335	189,034
Net income attributable to noncontrolling interest	431	—	—
Net income	178,428	204,335	189,034
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	249	423	723
Derivative market value adjustment	30,041	36,226	2,077
(Payments) proceeds to terminate and/or amend derivative instruments, net	(6,005)	3,365	12,020
Gain from debt repurchases	(4,487)	(7,255)	(26,129)
Equity in earnings of subsidiaries	(224,011)	(256,299)	(188,738)
Purchase of subsidiary debt, net	(6,584)	108,334	3,055
Non-cash compensation expense	2,969	2,029	2,280
Gain from sale of available-for-sale securities, net	(5,798)	—	—
Change in investments - trading securities, net	—	5,767	(43,236)
Decrease in other assets	169,256	341,412	361,020
(Decrease) increase in other liabilities	(38,971)	14,126	3,838
Net cash provided by operating activities	95,087	452,463	315,944
Cash flows from investing activities:
(Increase) decrease in restricted cash	(29,082)	(3,083)	11,313
Contingency payment related to business combination	—	(5,893)	—
Purchases of available-for-sale securities	(186,727)	—	—
Proceeds from sales of available-for-sale securities	162,533	—	—
Net cash (used in) provided by investing activities	(53,276)	(8,976)	11,313
Cash flows from financing activities:
Payments on notes payable	(109,748)	(440,913)	(317,081)
Payments on notes payable due to a related party	—	(107,050)	(111,675)
Proceeds from issuance of notes payable	153,380	—	218,725
Payments of debt issuance costs	(1,111)	—	—
Dividends paid	(66,237)	(17,763)	(34,131)
Repurchases of common stock	(22,763)	(27,134)	(39,805)
Proceeds from issuance of common stock	480	512	528
Payments received on employee stock notes receivable	1,140	30	279
Issuance of noncontrolling interest	5	—	—
Distribution made to noncontrolling interest	(431)	—	—
Net cash used in financing activities	(45,285)	(592,318)	(283,160)
Net (decrease) increase in cash and cash equivalents	(3,474)	(148,831)	44,097
Cash and cash equivalents, beginning of year	15,598	164,429	120,332
Cash and cash equivalents, end of year	$12,124	15,598	164,429