Form 10-Q
period 2013-03-31
NELNET INC
filed 2013-05-10
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, there were 34,995,083 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $49,409 and $51,902, respectively)	$24,885,316	24,830,621
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	7,219	7,567
Cash and cash equivalents - held at a related party	42,847	58,464
Total cash and cash equivalents	50,066	66,031
Investments	159,498	83,312
Restricted cash and investments	814,767	815,462
Restricted cash - due to customers	47,445	96,516
Accrued interest receivable	305,177	307,518
Accounts receivable (net of allowance for doubtful accounts of $1,383 and $1,529, respectively)	73,239	63,638
Goodwill	117,118	117,118
Intangible assets, net	8,556	9,393
Property and equipment, net	31,107	31,869
Other assets	91,737	88,976
Fair value of derivative instruments	61,198	97,441
Total assets	$26,645,224	26,607,895
Liabilities:
Bonds and notes payable	$25,125,177	25,098,835
Accrued interest payable	15,861	14,770
Other liabilities	176,340	161,671
Due to customers	47,445	96,516
Fair value of derivative instruments	53,997	70,890
Total liabilities	25,418,820	25,442,682
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 35,029,341 shares and 35,116,913 shares, respectively	350	351
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	27,786	32,540
Retained earnings	1,192,822	1,129,389
Accumulated other comprehensive earnings	5,050	2,813
Total Nelnet, Inc. shareholders' equity	1,226,123	1,165,208
Noncontrolling interest	281	5
Total equity	1,226,404	1,165,213
Total liabilities and equity	$26,645,224	26,607,895

Supplemental information - assets and liabilities of consolidated variable interest entities:

Student loans receivable	$24,957,745	24,920,130
Restricted cash and investments	768,400	753,511
Fair value of derivative instruments	47,997	82,841
Other assets	256,832	306,454
Bonds and notes payable	(25,218,392)	(25,209,341)
Other liabilities	(319,248)	(348,364)
Net assets of consolidated variable interest entities	$493,334	505,231

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months
	ended March 31,
	2013	2012
Interest income:
Loan interest	$155,539	153,058
Investment interest	1,617	1,095
Total interest income	157,156	154,153
Interest expense:
Interest on bonds and notes payable	58,358	69,297
Net interest income	98,798	84,856
Less provision for loan losses	5,000	6,000
Net interest income after provision for loan losses	93,798	78,856
Other income (expense):
Loan and guaranty servicing revenue	55,601	49,488
Tuition payment processing and campus commerce revenue	23,411	21,913
Enrollment services revenue	28,957	31,664
Other income	9,416	10,954
Gain on sale of loans and debt repurchases	1,407	—
Derivative market value and foreign currency adjustments and derivative settlements, net	1,072	(15,180)
Total other income	119,864	98,839
Operating expenses:
Salaries and benefits	47,905	49,095
Cost to provide enrollment services	19,642	21,678
Depreciation and amortization	4,377	8,136
Other	34,941	32,263
Total operating expenses	106,865	111,172
Income before income taxes	106,797	66,523
Income tax expense	38,447	23,230
Net income	68,350	43,293
Net income attributable to noncontrolling interest	271	152
Net income attributable to Nelnet, Inc.	$68,079	43,141
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.46	0.91
Weighted average common shares outstanding - basic and diluted	46,658,031	47,298,195

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2013	2012
Net income	$68,350	43,293
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during period, net	4,520	2,182
Less reclassification adjustment for gains recognized in net income, net	(957)	(1,248)
Income tax effect	(1,326)	(329)
Total other comprehensive income	2,237	605
Comprehensive income	70,587	43,898
Comprehensive income attributable to noncontrolling interest	271	152
Comprehensive income attributable to Nelnet, Inc.	$70,316	43,746

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of minority membership interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	43,141	—	—	152	43,293
Other comprehensive income	—	—	—	—	—	—	—	—	605	—	—	605
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,712)	—	—	—	(4,712)
Issuance of common stock, net of forfeitures	—	220,584	—	—	2	—	2,424	—	—	—	—	2,426
Compensation expense for stock based awards	—	—	—	—	—	—	395	—	—	—	—	395
Repurchase of common stock	—	(42,629)	—	—	—	—	(1,116)	—	—	—	—	(1,116)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	772	—	772
Balance as of March 31, 2012	—	35,821,057	11,495,377	$—	358	115	50,948	1,056,058	605	(368)	157	1,107,873
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	—	5	1,165,213
Issuance of minority membership interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	68,079	—	—	271	68,350
Other comprehensive income	—	—	—	—	—	—	—	—	2,237	—	—	2,237
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,646)	—	—	—	(4,646)
Issuance of common stock, net of forfeitures	—	125,963	—	—	1	—	1,272	—	—	—	—	1,273
Compensation expense for stock based awards	—	—	—	—	—	—	676	—	—	—	—	676
Repurchase of common stock	—	(213,535)	—	—	(2)	—	(6,702)	—	—	—	—	(6,704)
Balance as of March 31, 2013	—	35,029,341	11,495,377	$—	350	115	27,786	1,192,822	5,050	—	281	1,226,404

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2013	2012
Net income attributable to Nelnet, Inc.	$68,079	43,141
Net income attributable to noncontrolling interest	271	152
Net income	68,350	43,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	20,079	28,072
Student loan discount accretion	(9,075)	(10,551)
Provision for loan losses	5,000	6,000
Derivative market value adjustment	19,507	(16,835)
Foreign currency transaction adjustment	(28,763)	32,242
Gain on sale of loans	(33)	—
Gain from debt repurchases	(1,374)	—
Gain from sales of available-for-sale securities, net	(957)	(1,248)
Deferred income tax expense (benefit)	4,874	(7,190)
Other	(355)	499
Decrease in accrued interest receivable	2,341	12,023
Increase in accounts receivable	(9,601)	(561)
Decrease in other assets	293	1,140
Increase (decrease) in accrued interest payable	1,091	(353)
Increase in other liabilities	13,614	14,040
Net cash provided by operating activities	84,991	100,571
Cash flows from investing activities:
Purchases of student loans	(758,508)	(176,433)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	688,387	597,034
Proceeds from sale of student loans	11,284	32,592
Purchases of available-for-sale securities	(86,776)	(27,719)
Proceeds from sales of available-for-sale securities	13,405	6,843
Purchases of property and equipment, net	(2,778)	(2,306)
Decrease (increase) in restricted cash	695	(91,631)
Business acquisition contingency payment	—	(1,550)
Net cash (used in) provided by investing activities	(134,291)	336,830
Cash flows from financing activities:
Payments on bonds and notes payable	(2,244,266)	(692,408)
Proceeds from issuance of bonds and notes payable	2,295,865	279,667
Payments of debt issuance costs	(7,093)	(1,595)
Dividends paid	(4,646)	(4,712)
Repurchases of common stock	(6,704)	(1,116)
Proceeds from issuance of common stock	174	116
Payments received on employee stock notes receivable	—	772
Issuance of noncontrolling interest	5	5
Net cash provided by (used in) financing activities	33,335	(419,271)
Net (decrease) increase in cash and cash equivalents	(15,965)	18,130
Cash and cash equivalents, beginning of period	66,031	42,570
Cash and cash equivalents, end of period	$50,066	60,700
Supplemental disclosures of cash flow information:
Interest paid	$48,696	61,338
Income taxes paid, net of refunds	$5,489	2,920

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2013 and for the three months ended
March 31, 2013 and 2012 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report").

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	March 31, 2013	December 31, 2012
Federally insured loans
Stafford and other	$7,145,693	7,261,114
Consolidation	17,852,598	17,708,732
Total	24,998,291	24,969,846
Non-federally insured loans	32,306	26,034
	25,030,597	24,995,880
Loan discount, net of unamortized loan premiums and deferred origination costs	(95,872)	(113,357)
Allowance for loan losses – federally insured loans	(37,913)	(40,120)
Allowance for loan losses – non-federally insured loans	(11,496)	(11,782)
	$24,885,316	24,830,621
Allowance for federally insured loans as a percentage of such loans	0.15%	0.16%
Allowance for non-federally insured loans as a percentage of such loans	35.59%	45.26%

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$51,902	48,482
Provision for loan losses:
Federally insured loans	6,000	6,000
Non-federally insured loans	(1,000)	—
Total provision for loan losses	5,000	6,000
Charge-offs:
Federally insured loans	(5,990)	(5,495)
Non-federally insured loans	(772)	(769)
Total charge-offs	(6,762)	(6,264)
Recoveries - non-federally insured loans	368	351
Purchase (sale) of federally insured loans and other, net	(2,218)	(927)
Transfer from repurchase obligation related to non-federally insured loans purchased, net	1,119	793
Balance at end of period	$49,409	48,435

Allocation of the allowance for loan losses:
Federally insured loans	$37,913	36,783
Non-federally insured loans	11,496	11,652
Total allowance for loan losses	$49,409	48,435

Repurchase Obligations

As of March 31, 2013, the Company had participated a cumulative amount of $98.7 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of March 31, 2013, the balance of this portfolio was $70.5 million (par value).

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Three months ended March 31,
	2013	2012
Beginning balance	$16,130	19,223
Repurchase obligation transferred to the allowance for loan losses related to loans purchased, net	(1,119)	(793)
Ending balance	$15,011	18,430

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans that were delinquent 31 days or greater as of March 31, 2013, December 31, 2012, and March 31, 2012 was 20.5 percent, 28.6 percent, and 29.5 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

Rehabilitation Loans Purchased and Delinquent Loans Funded in FFELP Warehouse Facilities

Rehabilitation loans are student loans that have previously defaulted, but for which the borrower has made a specified number of on-time payments.  Although rehabilitation loans benefit from the same guarantees as other federally insured student loans, rehabilitation loans have generally experienced re-default rates that are higher than default rates for federally insured student loans that have not previously defaulted.  The Company has purchased a significant amount of rehabilitation loans during 2012 and 2013.  Upon purchase, these loans are recorded at fair value, which generally approximates the federal guarantee rate under the Federal Family Education Loan Program ("FFEL Program" or "FFELP").  As such, there is minimal credit risk related to rehabilitation loans purchased; therefore, these loans are presented separately in the following delinquency tables.

In addition, the Company has purchased delinquent federally insured loans that are funded in the Company's FFELP warehouse facilities. Upon purchase, these loans are recorded at fair value, which generally approximates the federal guarantee rate. As such, there is minimal credit risk related to these loans. Loans delinquent 121 days or greater and funded in the Company's FFELP warehouse facilities are included with rehabilitated loans purchased in the following delinquency tables.

	As of March 31, 2013		As of December 31, 2012		As of March 31, 2012
Federally insured loans, excluding rehabilitation loans purchased:
Loans in-school/grace/deferment	$2,933,416		$2,949,320		$3,568,310
Loans in forbearance	2,890,574		2,992,023		3,279,854
Loans in repayment status:
Loans current	14,501,802	87.8%	14,583,044	87.6%	14,456,472	87.5%
Loans delinquent 31-60 days	621,296	3.8	652,351	3.9	531,045	3.2
Loans delinquent 61-90 days	409,209	2.5	330,885	2.0	320,817	1.9
Loans delinquent 91-120 days	241,113	1.5	247,381	1.5	201,811	1.2
Loans delinquent 121-270 days	512,875	3.1	603,942	3.6	712,173	4.3
Loans delinquent 271 days or greater	211,461	1.3	220,798	1.4	306,970	1.9
Total loans in repayment	16,497,756	100.0%	16,638,401	100.0%	16,529,288	100.0%
Total federally insured loans, excluding rehabilitation loans purchased	$22,321,746		$22,579,744		$23,377,452

Rehabilitation loans purchased:
Loans in-school/grace/deferment	$213,101		$150,317		$57,321
Loans in forbearance	394,733		330,278		83,773
Loans in repayment status:
Loans current	877,800	42.4%	670,205	35.1%	240,435	66.2%
Loans delinquent 31-60 days	138,249	6.7	113,795	6.0	26,431	7.3
Loans delinquent 61-90 days	109,129	5.3	79,691	4.2	16,973	4.7
Loans delinquent 91-120 days	121,468	5.9	186,278	9.8	14,026	3.9
Loans delinquent 121-270 days	573,054	27.7	633,001	33.1	45,396	12.5
Loans delinquent 271 days or greater	249,011	12.0	226,537	11.8	19,676	5.4
Total loans in repayment	2,068,711	100.0%	1,909,507	100.0%	362,937	100.0%
Total rehabilitation loans purchased	2,676,545		2,390,102		504,031
Total federally insured loans	$24,998,291		$24,969,846		$23,881,483

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$22,116,616	0.30% - 6.90%	11/25/15 - 8/25/52
Bonds and notes based on auction or remarketing	962,200	0.14% - 2.18%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	23,078,816
FFELP warehouse facilities	1,942,239	0.20% - 0.28%	4/2/15 - 2/28/16
Unsecured line of credit	115,000	1.70%	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.66%	9/15/61
Other borrowings	61,878	1.70% - 5.10%	11/14/13 - 11/11/15
	25,297,165
Discount on bonds and notes payable	(171,988)
Total	$25,125,177

	As of December 31, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$21,185,140	0.32% - 6.90%	11/25/15 - 8/25/52
Bonds and notes based on auction or remarketing	969,925	0.15% - 2.14%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	22,155,065
FFELP warehouse facilities	1,554,151	0.21% - 0.29%	1/31/15 - 6/30/15
Department of Education Conduit	1,344,513	0.82%	1/19/14
Unsecured line of credit	55,000	1.71%	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.68%	9/15/61
Other borrowings	62,904	1.50% - 5.10%	11/14/13 - 11/11/15
	25,270,865
Discount on bonds and notes payable	(172,030)
Total	$25,098,835

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of March 31, 2013, the Company had four FFELP warehouse facilities as summarized below.

	NHELP-I	NFSLW-I	NHELP-III (a)	NHELP-II	Total
Maximum financing amount	$500,000	500,000	500,000	500,000	2,000,000
Amount outstanding	487,584	499,196	477,033	478,426	1,942,239
Amount available	$12,416	804	22,967	21,574	57,761
Expiration of liquidity provisions	October 2, 2013	June 28, 2013	January 14, 2014	February 28, 2014
Final maturity date	April 2, 2015	June 30, 2015	January 17, 2016	February 28, 2016
Maximum advance rates	80.0 - 100.0%	90.0 - 98.0%	92.2 - 95.0%	88.5 - 93.5%
Minimum advance rates	80.0 - 95.0%	84.5 - 90.0%	92.2 - 95.0%	88.5 - 93.5%
Advanced as equity support	$18,986	39,363	26,429	45,904	130,682

(a)	The Company entered into this facility on January 16, 2013.
Each FFELP warehouse facility is supported by 364-day liquidity provisions, which are subject to the respective expiration date shown in the previous table. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date. The NHELP-I and NFSLW-I warehouse facilities provide for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed as shown in the table above. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to minimums as disclosed above. The NHELP-III and NHELP-II warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements.

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of recourse indebtedness to adjusted EBITDA, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Asset-backed Securitizations

The following table summarizes the asset-backed securities transactions completed during the first quarter of 2013.

	2013-1	2013-2 (a)	Total
Date securities issued	1/31/13	2/28/13
Total original principal amount	$437,500	1,122,000	$1,559,500

Class A:
Total original principal amount	$428,000	1,122,000	1,550,000
Bond discount	—	(3,325)	(3,325)
Issue price	$428,000	1,118,675	1,546,675
Cost of funds (1-month LIBOR plus:)	0.60%	0.50%
Final maturity date	6/25/41	7/25/40

Class B:
Total original principal amount	$9,500		9,500
Bond discount	(1,525)		(1,525)
Issue price	$7,975		7,975
Cost of funds (1-month LIBOR plus:)	1.50%
Final maturity date	3/25/48

(a)
Total original principal amount excludes the Class B subordinated tranche that was retained at issuance totaling $34.0 million.  These notes are not included in the Company's consolidated balance sheet.  If the Company sells these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” in the Company's consolidated balance sheet.  The Company believes the market value of such notes is currently less than par value.  Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

On April 30, 2013, the Company completed an asset-backed securities transaction totaling $765.0 million. The Company used the proceeds from the sale of these notes to purchase student loans, including loans previously financed in the FFELP warehouse facilities.

Department of Education Conduit

In May 2009, the U.S. Department of Education (the "Department") implemented a program under which it financed eligible FFELP loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  As of December 31, 2012, the Company had $1.3 billion borrowed under this facility. On February 28, 2013, all student loans funded in the Conduit Program were refinanced in the 2013-2 asset-backed securitization and the Company's FFELP warehouse facilities. After these transactions, no loans remained financed by the Company in the Conduit Program and the facility was paid down in full. Per the terms of the agreement, no additional loans can be financed in this facility and the facility expired for future use by the Company.

Unsecured Line of Credit

On February 17, 2012, the Company entered into a $250.0 million unsecured line of credit. On March 28, 2013, the facility was amended to increase the line of credit to $275.0 million and extend the maturity date from February 17, 2016 to March 28, 2018. There were no significant financial covenant changes made as part of this amendment. As of March 31, 2013, the unsecured line of credit had $115.0 million outstanding and $160.0 million was available for future use.

Debt Repurchases

The Company repurchased $13.0 million (notional amount) of its own asset-backed debt securities during the three months ended March 31, 2013 and recognized a gain on such purchases of $1.4 million.

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

Basis Swaps

Interest earned on the majority of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  Meanwhile, the Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The different interest rate characteristics of the Company's loan assets and liabilities funding these assets results in basis risk.

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily.

As of March 31, 2013, the Company had $23.9 billion and $1.1 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, both of which reset daily, and $16.0 billion of debt indexed to three-month LIBOR, which resets quarterly, and $7.1 billion of debt indexed to one-month LIBOR, which resets monthly.

The Company has used derivative instruments to hedge its basis and repricing risk.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

		As of March 31, 2013		As of December 31, 2012
Maturity		Notional amount		Notional amount
2021		$250,000		$250,000
2022		1,900,000		1,900,000
2023		3,650,000		3,150,000
2024		250,000		250,000
2026		800,000		800,000
2028		100,000		100,000
2036		700,000		700,000
2039	(a)	150,000		150,000
2040	(b)	200,000		200,000
		$8,000,000	(c)	$7,500,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2013 and December 31, 2012, was one-month LIBOR plus 3.5 basis points and one-month LIBOR plus 3.3 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payments ("SAP") formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable indice plus a fixed spread that is dependent upon when the loan was originated, the loan's repayment status, and funding sources for the loan. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company's student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

As of March 31, 2013 and December 31, 2012, the Company had $11.2 billion and $11.3 billion, respectively, of student loan assets that were earning fixed rate floor income of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 1.82%.

The following table summarizes the outstanding derivative instruments used by the Company as of both March 31, 2013 and December 31, 2012 to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$3,150,000	0.71%
2014	1,750,000	0.71
2015	1,100,000	0.89
2016	750,000	0.85
2017	750,000	0.99
	$7,500,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
Interest Rate Swaps – Unsecured Debt Hedges

As of both March 31, 2013 and December 31, 2012, the Company had $99.2 million of unsecured Junior Subordinated Hybrid Securities debt outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on the Hybrid Securities to a fixed rate of 7.66%.

	As of March 31, 2013		As of December 31, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$65,000	4.29%	$75,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

	Three months ended March 31,
	2013	2012
Re-measurement of Euro Notes	$28,763	(32,242)
Change in fair value of cross currency interest rate swaps	(34,844)	13,026
Total impact to consolidated statements of income - income (expense) (a)	$(6,081)	(19,216)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheet:

	Fair value of asset derivatives			Fair value of liability derivatives
	As of		As of	As of		As of
	March 31, 2013		December 31, 2012	March 31, 2013		December 31, 2012
1:3 basis swaps	$13,201		12,239	244		1,215
Interest rate swaps - floor income hedges	—		—	36,491		45,913
Interest rate swaps - hybrid debt hedges	—		—	17,262		23,762
Cross-currency interest rate swaps	47,997	(a)	82,841	—		—
Other	—		2,361	—		—
Total	$61,198		97,441	53,997	(b)	70,890

(a)	As of March 31, 2013, the trustee for certain of the Company's asset-backed securities transactions held $19.5 million of collateral from the counterparty on the cross-currency interest rate swaps.

(b)
As of March 31, 2013, the Company had $47.1 million posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

During the three months ended March 31, 2013, the Company terminated certain derivatives for gross proceeds and payments of $2.7 million and $2.9 million, respectively. Any proceeds received or payments made to terminate a derivative in advance of its expiration date are accounted for as a change in fair value of such derivative. There were no terminations of derivatives during the first quarter of 2012.

Offsetting of Derivative Assets/Liabilities

The Company records derivative instruments in the consolidated balance sheets on a gross basis as either an asset or liability measured at its fair value. Certain of the Company's derivative instruments are subject to right of offset provisions with counterparties. The following tables include the gross amounts recognized in the consolidated balance sheets related to the Company's derivative portfolio reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged:

		Gross amounts not offset in the consolidated balance sheet
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheet	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net amount
Balance as of March 31, 2013	$61,198	(1,321)	(19,473)	40,404
Balance as of December 31, 2012	97,441	(1,803)	(19,993)	75,645

		Gross amounts not offset in the consolidated balance sheet
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheet	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net amount
Balance as of March 31, 2013	$53,997	(1,321)	(47,148)	5,528
Balance as of December 31, 2012	70,890	(1,803)	(63,128)	5,959

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended March 31,
	2013	2012
Settlements:
1:3 basis swaps	$911	1,381
Interest rate swaps - floor income hedges	(8,304)	(3,137)
Interest rate swaps - hybrid debt hedges	(645)	—
Cross-currency interest rate swaps	(146)	2,109
Other	—	(126)
Total settlements - income (expense)	(8,184)	227
Change in fair value:
1:3 basis swaps	1,933	3,002
Interest rate swaps - floor income hedges	9,422	(5,634)
Interest rate swaps - hybrid debt hedges	3,640	6,197
Cross-currency interest rate swaps	(34,844)	13,026
Other	342	244
Total change in fair value - income (expense)	(19,507)	16,835
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	28,763	(32,242)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$1,072	(15,180)

5.    Investments

A summary of the Company's investments and restricted investments follows:

	As of March 31, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$139,544	7,703	(1,060)	146,187	64,970	3,187	(179)	67,978
Equity securities	1,389	1,377	(4)	2,762	3,449	1,604	(180)	4,873
Total available-for-sale investments	$140,933	9,080	(1,064)	148,949	68,419	4,791	(359)	72,851
Trading investments:
Student loan asset-backed and other debt securities (b)				10,549				10,461
Total available-for-sale and trading investments				$159,498				83,312
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$8,166				8,830

(a)
As of March 31, 2013, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of March 31, 2013, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(c)	Restricted investments are included in "restricted cash and investments" in the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Three months ended March 31,
Affected line item in the consolidated statements of income - income (expense):	2013	2012
Other income	$957	1,248
Income tax expense	(354)	(440)
Net	$603	808

6.   Earnings per Common Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share. The Company applies the two-class method in computing both basic and diluted earnings per share, which requires the calculation of separate earnings per share amounts for common stock and unvested share based awards. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock.

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$67,517	562	68,079	42,862	279	43,141

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,272,324	385,707	46,658,031	46,989,773	308,422	47,298,195

Earnings per share - basic and diluted	$1.46	1.46	1.46	0.91	0.91	0.91

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

As of March 31, 2013, a cumulative amount of 122,528 shares have been deferred by directors under the Non-employee Directors Compensation Plan and will be issued upon a member's termination from the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

7.    Segment Reporting

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns net interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer and the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. See note 1 of the notes to the consolidated financial statements included in the 2012 Annual Report for a description of each operating segment, including the primary products and services offered.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company, as well as the methodology used by management to evaluate performance and allocate resources. Executive management (the "chief operating decision maker") evaluates the performance of the Company’s operating segments based on their financial results prepared in conformity with U.S. generally accepted accounting principles.

The accounting policies of the Company’s operating segments are the same as those described in note 2 of the notes to the consolidated financial statements included in the 2012 Annual Report. Intersegment revenues are charged by the segment that provides a product or service to another segment.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information. Income taxes are allocated based on 38% of income (loss) before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate Activity and Overhead.

Corporate Activity and Overhead

Corporate Activity and Overhead includes the following items:

•	The operating results of Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary

•	Income earned on certain investment activities

•	Interest expense incurred on unsecured debt transactions

•	Other product and service offerings that are not considered operating segments

Corporate Activities and Overhead also includes certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

Segment Results of Operations

The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$10	—	—	10	155,654	2,311	(819)	157,156
Interest expense	—	—	—	—	57,482	1,695	(819)	58,358
Net interest income	10	—	—	10	98,172	616	—	98,798
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income after provision for loan losses	10	—	—	10	93,172	616	—	93,798
Other income (expense):
Loan and guaranty servicing revenue	55,601	—	—	55,601	—	—	—	55,601
Intersegment servicing revenue	14,953	—	—	14,953	—	—	(14,953)	—
Tuition payment processing and campus commerce revenue	—	23,411	—	23,411	—	—	—	23,411
Enrollment services revenue	—	—	28,957	28,957	—	—	—	28,957
Other income	—	—	—	—	4,196	5,220	—	9,416
Gain on sale of loans and debt repurchases	—	—	—	—	1,407	—	—	1,407
Derivative market value and foreign currency adjustments, net	—	—	—	—	5,275	3,981	—	9,256
Derivative settlements, net	—	—	—	—	(7,539)	(645)	—	(8,184)
Total other income (expense)	70,554	23,411	28,957	122,922	3,339	8,556	(14,953)	119,864
Operating expenses:
Salaries and benefits	28,444	9,359	5,767	43,570	562	3,773	—	47,905
Cost to provide enrollment services	—	—	19,642	19,642	—	—	—	19,642
Depreciation and amortization	2,789	1,138	61	3,988	—	389	—	4,377
Other	18,390	2,287	1,651	22,328	7,513	5,100	—	34,941
Intersegment expenses, net	935	1,425	1,149	3,509	15,142	(3,698)	(14,953)	—
Total operating expenses	50,558	14,209	28,270	93,037	23,217	5,564	(14,953)	106,865
Income before income taxes and corporate overhead allocation	20,006	9,202	687	29,895	73,294	3,608	—	106,797
Corporate overhead allocation	(997)	(332)	(332)	(1,661)	(712)	2,373	—	—
Income before income taxes	19,009	8,870	355	28,234	72,582	5,981	—	106,797
Income tax expense	(7,223)	(3,371)	(135)	(10,729)	(27,581)	(137)	—	(38,447)
Net income	11,786	5,499	220	17,505	45,001	5,844	—	68,350
Net income attributable to noncontrolling interest	—	—	—	—	—	271	—	271
Net income attributable to Nelnet, Inc.	$11,786	5,499	220	17,505	45,001	5,573	—	68,079

	Three months ended March 31, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$20	4	—	24	153,512	1,588	(971)	154,153
Interest expense	—	—	—	—	68,829	1,439	(971)	69,297
Net interest income	20	4	—	24	84,683	149	—	84,856
Less provision for loan losses	—	—	—	—	6,000	—	—	6,000
Net interest income after provision for loan losses	20	4	—	24	78,683	149	—	78,856
Other income (expense):
Loan and guaranty servicing revenue	49,488	—	—	49,488	—	—	—	49,488
Intersegment servicing revenue	16,954	—	—	16,954	—	—	(16,954)	—
Tuition payment processing and campus commerce revenue	—	21,913	—	21,913	—	—	—	21,913
Enrollment services revenue	—	—	31,664	31,664	—	—	—	31,664
Other income	—	—	—	—	5,000	5,954	—	10,954
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments, net	—	—	—	—	(21,604)	6,197	—	(15,407)
Derivative settlements, net	—	—	—	—	227	—	—	227
Total other income (expense)	66,442	21,913	31,664	120,019	(16,377)	12,151	(16,954)	98,839
Operating expenses:
Salaries and benefits	29,042	8,618	6,279	43,939	719	4,437	—	49,095
Cost to provide enrollment services	—	—	21,678	21,678	—	—	—	21,678
Depreciation and amortization	4,413	1,740	1,617	7,770	—	366	—	8,136
Other	18,666	2,816	1,956	23,438	3,632	5,193	—	32,263
Intersegment expenses, net	1,385	1,333	848	3,566	17,143	(3,755)	(16,954)	—
Total operating expenses	53,506	14,507	32,378	100,391	21,494	6,241	(16,954)	111,172
Income (loss) before income taxes and corporate overhead allocation	12,956	7,410	(714)	19,652	40,812	6,059	—	66,523
Corporate overhead allocation	(1,503)	(501)	(501)	(2,505)	(1,392)	3,897	—	—
Income (loss) before income taxes	11,453	6,909	(1,215)	17,147	39,420	9,956	—	66,523
Income tax (expense) benefit	(4,352)	(2,625)	462	(6,515)	(14,979)	(1,736)	—	(23,230)
Net income (loss)	7,101	4,284	(753)	10,632	24,441	8,220	—	43,293
Net income attributable to noncontrolling interest	—	—	—	—	—	152	—	152
Net income (loss) attributable to Nelnet, Inc.	$7,101	4,284	(753)	10,632	24,441	8,068	—	43,141

8. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to the consolidated financial statements included in the Company's 2012 Annual Report.  The following provides an update for related party transactions that have occurred during the first quarter of 2013.

On February 1, 2013, WRCM established a third private investment fund (“SLABS Fund-III”) for the primary purpose of investing and trading in student loan asset-backed securities, and engaging in financial transactions related thereto.  The initial amount invested in SLABS Fund-III was $34.5 million, and Michael S. Dunlap, Chief Executive Officer, Chairman, and a significant shareholder of the Company, Angela L. Muhleisen (who is a sister of Mr. Dunlap, as well as Director, Chairperson, President, and Chief Executive Officer of Union Bank and Trust Company ("Union Bank"), an entity under common control with the Company), and WRCM had investments in the fund in the amounts of $3.0 million, $2.0 million, and $0.1 million, respectively.  The management agreement for the fund provides non-affiliated limited partners the ability to remove WRCM as manager of the fund without cause. WRCM earns 50 basis points (annually) from SLABS Fund-III on the outstanding balance of the investments in the fund, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  In addition, WRCM earns up to 50 percent of the gains from the sale of securities from the fund.  As of March 31, 2013, the outstanding balance of investments in SLABS Fund-III was $34.2 million.

9.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2013.

	As of March 31, 2013			As of December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities	$—	155,978	155,978	—	77,652	77,652
Equity securities	2,762	—	2,762	4,873	—	4,873
Debt securities	758	—	758	787	—	787
Total investments	3,520	155,978	159,498	5,660	77,652	83,312
Fair value of derivative instruments	—	61,198	61,198	—	97,441	97,441
Total assets	$3,520	217,176	220,696	5,660	175,093	180,753
Liabilities:
Fair value of derivative instruments:	$—	53,997	53,997	—	70,890	70,890
Total liabilities	$—	53,997	53,997	—	70,890	70,890

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,718,774	24,885,316	—	—	25,718,774
Cash and cash equivalents	50,066	50,066	50,066	—	—
Investments	159,498	159,498	3,520	155,978	—
Restricted cash	806,601	806,601	806,601	—	—
Restricted cash – due to customers	47,445	47,445	47,445	—	—
Restricted investments	8,166	8,166	8,166	—	—
Accrued interest receivable	305,177	305,177	—	305,177	—
Derivative instruments	61,198	61,198	—	61,198	—
Financial liabilities:
Bonds and notes payable	24,653,806	25,125,177	—	24,653,806	—
Accrued interest payable	15,861	15,861	—	15,861	—
Due to customers	47,445	47,445	47,445	—	—
Derivative instruments	53,997	53,997	—	53,997	—

	As of December 31, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,418,623	24,830,621	—	—	25,418,623
Cash and cash equivalents	66,031	66,031	66,031	—	—
Investments	83,312	83,312	5,660	77,652	—
Restricted cash	806,632	806,632	806,632	—	—
Restricted cash – due to customers	96,516	96,516	96,516	—	—
Restricted investments	8,830	8,830	8,830	—	—
Accrued interest receivable	307,518	307,518	—	307,518	—
Derivative instruments	97,441	97,441	—	97,441	—
Financial liabilities:
Bonds and notes payable	24,486,008	25,098,835	—	24,486,008	—
Accrued interest payable	14,770	14,770	—	14,770	—
Due to customers	96,516	96,516	96,516	—	—
Derivative instruments	70,890	70,890	—	70,890	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 in the notes to the consolidated financial statements included in the 2012 Annual Report.

10. Legal Proceedings

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

On April 14, 2012, the U.S. Court of Appeals for the Third Circuit (the "Appeals Court"), which has jurisdiction over the District Court, issued an order in an unrelated TCPA case which remanded that case to the District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court. The District Court denied a subsequent motion by Peterson's to dismiss the complaint, but granted a motion enabling Peterson's to file a petition for permission to seek an interim appeal with the Appeals Court regarding questions of law that may affect the outcome of the case, which petition the Appeals Court denied on May 8, 2013. Peterson's intends to continue to contest the suit vigorously.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2013 and 2012. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2012 Annual Report.

Forward-looking and cautionary statements

This report contains forward-looking statements, including statements about the Company's plans and expectations for future financial condition, results of operations, or economic performance, or that address management's plans and objectives for future operations, and statements that assume or are dependent upon future events. The words “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “assume,” “forecast,” “will,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results and performance to be materially different from any future results or performance expressed or implied by such statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2012 Annual Report and elsewhere in this report, in particular such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the FFEL Program, risks related to the use of derivatives to manage exposure to interest rate fluctuations, and risks from changes in levels of student loan prepayment or default rates (including recent increases in default rates associated with adverse general economic conditions);

•
financing and liquidity risks, including risks of changes in the general interest rate environment and in the securitization and other financing markets for student loans, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives to consolidate existing FFELP loans to the Federal Direct Loan Program, and the Company's ability to maintain or increase volumes under its loan servicing contract with the Department and to comply with agreements with third-party customers for the servicing of FFELP and Federal Direct Loan Program loans;

•	risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors; and

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations.

All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. Although the Company may from time to time voluntarily update its prior forward-looking statements, it disclaims any commitment to do so except as required by securities laws.

OVERVIEW

The Company is an education services company focused primarily on providing fee-based processing services and quality education-related products and services in four core areas: loan financing, loan servicing, payment processing, and enrollment services. These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns net interest income on a portfolio of federally insured student loans.

The Company earned GAAP net income of $68.1 million, or $1.46 per share, for the first quarter of 2013, compared with GAAP net income of $43.1 million, or $0.91 per share, for the same period a year ago.

Included in the Company's results of operations for the first quarter of 2013 and 2012 was income of $5.8 million after tax, or $0.12 per share, and an expense of $9.6 million after tax, or $0.20 per share, respectively, as a result of derivative market value and foreign currency adjustments. Derivative market value and foreign currency adjustments include (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Excluding the derivative market value and foreign currency adjustments, net income was $62.3 million, or $1.34 per share, for the first quarter of 2013 compared with $52.7 million, or $1.11 per share, for the same period in 2012. The Company provides net income excluding the derivative market value and foreign currency adjustments because management believes the point-in time estimates of asset and liability values related to these financial instruments that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations.

The increase in earnings for the first quarter of 2013 compared to the first quarter of 2012 was due to an increase in net interest income earned from the Company's student loan portfolio, an increase in revenue from the Company's fee-based operating segments, and a decrease in operating expenses.

The Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

As shown in the following table, revenue and net income earned from the Company's reportable fee-based operating segments was $122.9 million and $17.5 million, respectively, for the first quarter of 2013 compared to $120.0 million and $10.6 million, respectively, for the same period a year ago.

In addition, the Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2013, the Company had a $24.9 billion student loan portfolio that will amortize over the next approximately 20 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

The information below provides the operating results for each reportable operating segment for the three months ended March 31, 2013 and 2012 (dollars in millions).

(a)	Revenue includes intersegment revenue of $15.0 million and $17.0 million for the three months ended March 31, 2013 and 2012, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was income of $5.3 million for the three months ended March 31, 2013 and an expense of $21.6 million for the three months ended March 31, 2012. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was income of $3.3 million for the three months ended March 31, 2013 and an expense of $13.4 million for the three months ended March 31, 2012.

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•
Excluding intersegment revenue, revenue increased 12 percent, or $6.1 million, to $55.6 million for the first quarter of 2013, up from $49.5 million for the same period in 2012. The increase in revenue is the result of growth in servicing volume under the Company's contract with the Department and an increase in collection revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. These increases were partially offset by decreases in traditional FFELP and guaranty servicing revenue.

•
As of March 31, 2013, the Company was servicing $84.6 billion of loans for 4.3 million borrowers on behalf of the Department, compared with $51.8 billion of loans for 3.1 million borrowers as of March 31, 2012. Revenue from this contract increased to $20.3 million for the first quarter of 2013, up from $14.8 million for the same period in 2012.

•
The Company achieved the first place ranking in the most recent annual survey results related to the servicing contract with the Department. The Company is being allocated 30 percent of new loan volume for the fourth year of this contract (the period from August 15, 2012 through August 14, 2013). The servicing contract with the Department spans five years (through June 2014), with a five-year renewal at the option of the Department. Although the Company currently anticipates that the Department will exercise its option to renew the servicing contract for five years at the end of the current term in 2014, there can be no assurance of such renewal.

•
Before tax operating margin increased to 26.9% in the first quarter of 2013 compared to 17.2% in the first quarter of 2012. The Company made investments and incurred certain costs in 2012 to improve performance metrics under the government servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets for this segment were fully amortized in 2012. Excluding the amortization of intangible assets, before tax operating margin was 20.5% for the first quarter of 2012.

Tuition Payment Processing and Campus Commerce

•
Revenue increased 7 percent, or $1.5 million, to $23.4 million for the first quarter of 2013, up from $21.9 million for the same period in 2012. The increase in revenue is the result of an increase in the number of managed tuition payment plans and campus commerce customers.

•
Before tax operating margin increased to 37.9% for the first quarter of 2013 compared to 31.5% in for the first quarter of 2012. The increase in margin was the result of efficiencies gained in the operations of the business and a decrease in amortization expense related to intangible assets. These decreases in expenses in 2013 compared to 2012 were partially offset by an increase in salaries and benefits due to adding personnel to support the increase in the number of tuition payment plans and campus commerce customers.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Enrollment Services

•
Revenue decreased 9 percent, or $2.7 million, to $29.0 million for the first quarter of 2013, down from $31.7 million for the same period in 2012. The decrease in revenue is due to a decrease in inquiry generation and management revenue as a result of the regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

•
The Company is focused on increasing revenue and gross margin in this segment by increasing quality inquiries and volume and expanding products and services. In addition, the Company is focused on modifying operating expenses to increase margin. Excluding the costs to provide enrollment services (costs directly related to revenue) and the amortization of intangible assets (which were fully amortized in 2012), operating expenses for the first quarter of 2013 decreased $1.1 million, or 11 percent, compared to the same period in 2012.

•
During the first quarter of 2013, the Company contributed its student list and marketing operations (Student Marketing Group) to a third-party and received a minority interest in a new student list and marketing partnership.

Asset Generation and Management

•	The Company acquired $743.8 million of FFELP student loans during the first three months of 2013.

•
Core student loan spread increased to 1.50% for the first quarter of 2013, compared to 1.44% for the three months ended December 31, 2012. This increase was due to the tightening between the interest rate paid by the Company on its liabilities funding student loan assets and the rate earned by the Company on such student loan assets.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the first quarter of 2013, the Company earned $35.7 million of fixed rate floor income (net of $8.3 million of derivative settlements used to hedge such loans), compared to $38.1 million (net of $3.1 million of derivative settlements) for the same period in 2012.

Liquidity and Capital Resources

•	As of March 31, 2013, the Company had cash and investments of $209.6 million.

•	For the first quarter of 2013, the Company generated $85.0 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securities transactions are estimated to be approximately $2.11 billion as of March 31, 2013.

•	During the first quarter 2013, the Company repurchased:

◦	213,535 shares of Class A common stock for $6.7 million (at an average price of $31.40 per share)

◦	$13.0 million (notional amount) of its own asset-backed debt securities for a gain totaling $1.4 million

•	During the first quarter 2013, the Company paid a cash dividend of $0.10 per share.

•
The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

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

The Company operates as four distinct operating segments as described previously. For a reconciliation of the segment operating results to the consolidated results of operations, see note 7 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a segment basis.

Consolidated Net Interest Income after Provision for Loan Losses (net of settlements on derivatives)

	Three months ended March 31,
			Change
	2013	2012	$	%
Interest income:
Loan interest	$155,539	153,058	2,481	1.6%
Investment interest	1,617	1,095	522	47.7
Total interest income	157,156	154,153	3,003	1.9
Interest expense:
Interest on bonds and notes payable	58,358	69,297	(10,939)	(15.8)
Net interest income	98,798	84,856	13,942	16.4
Provision for loan losses	5,000	6,000	(1,000)	(16.7)
Net interest income after provision for loan losses	93,798	78,856	14,942	18.9
Derivative settlements, net (a)	(8,184)	227	(8,411)	(3,705.3)
Net interest income after provision for loan losses (net of settlements on derivatives)	$85,614	79,083	6,531	8.3%

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

Net interest income after provision for loan losses, net of settlements on derivatives, includes the following items:

	Three months ended March 31,
			Change
	2013	2012	$	%
Variable student loan interest margin, net of settlements on derivatives (a)	$55,621	47,335	8,286	17.5%
Fixed rate floor income, net of settlements on derivatives (b)	35,716	38,092	(2,376)	(6.2)
Investment interest (c)	1,617	1,095	522	47.7
Non-portfolio related derivative settlements	(645)	—	(645)	—
Corporate debt interest expense (d)	(1,695)	(1,439)	(256)	17.8
Provision for loan losses (e)	(5,000)	(6,000)	1,000	(16.7)
Net interest income after provision for loan losses (net of settlements on derivatives)	$85,614	79,083	6,531	8.3%

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

Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See "Asset Generation and Management Operating Segment - Results of Operations" in this Item 2 below for additional information.

(b)
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” for additional information.

(c)
Investment interest income includes income from unrestricted interest-earning deposits and investments and funds in the Company’s special purpose entities which are utilized for its asset-backed securitizations. Investment interest increased in the first quarter of 2013 compared to the first quarter of 2012 due to an increase in the average investment balance.

(d)
Corporate debt interest expense includes interest expense incurred on the Company's Junior Subordinated Hybrid Securities and its unsecured and secured lines of credit. The average outstanding corporate debt during the first quarter of 2013 and the first quarter of 2012 was approximately $243.8 million and $156.8 million, respectively.

(e)	The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses inherent in the Company's portfolio of loans.

Consolidated Other Income

The Company also earns fees and generates revenue from other sources as summarized below.

	Three months ended March 31,
			Change
	2013	2012	$	%
Loan and guaranty servicing revenue (a)	$55,601	49,488	6,113	12.4%
Tuition payment processing and campus commerce revenue (b)	23,411	21,913	1,498	6.8
Enrollment services revenue (c)	28,957	31,664	(2,707)	(8.5)
Other income (d)	9,416	10,954	(1,538)	(14.0)
Gain on sale of loans and debt repurchases (e)	1,407	—	1,407	100.0
Derivative market value and foreign currency adjustments (f)	9,256	(15,407)	24,663	(160.1)
Derivative settlements, net (g)	(8,184)	227	(8,411)	(3,705.3)
Total other income	$119,864	98,839	21,025	21.3%

(a)	Consists of revenue generated by the LGS operating segment. See "Student Loan and Guaranty Servicing Operating Segment – Results of Operations" in this Item 2 below for additional information.

(b)	Consists of revenue generated by the TPP&CC operating segment. See "Tuition Payment Processing and Campus Commerce – Results of Operations" in this Item 2 below for additional information.

(c)	Consists of revenue generated by the NES operating segment. See “Enrollment Services Operating Segment - Results of Operations” in this Item 2 below for additional information.

(d)	The following table summarizes the components of "other income."

	Three months ended March 31,
	2013	2012
Borrower late fee income (1)	$3,505	3,703
Investment advisory fees (2)	2,158	3,155
Investments - realized gains/(losses), net	957	1,186
Other	2,796	2,910
Other income	$9,416	10,954

(1) Borrower late fee income is earned by the education lending subsidiaries (in the AGM operating segment) and is recognized when payments are collected from the borrower.

(2)
The Company provides investment advisory services under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. As of March 31, 2013, the outstanding balance of investments subject to these arrangements was $713.0 million.

(e)
During the three months ended March 31, 2013, the Company recognized a gain of $1.4 million from the repurchase of its own debt of $13.0 million (notional amount) of the Company's asset-backed debt securities.

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

	Three months ended March 31,
	2013	2012
Change in fair value of derivatives - income (expense)	$(19,507)	16,835
Foreign currency transaction adjustment - income (expense)	28,763	(32,242)
Derivative market value and foreign currency adjustments - income (expense)	$9,256	(15,407)

(g)
As discussed in footnote (a) to the "Consolidated Net Interest Income after Provision for Loan Losses (net of settlements on derivatives)" table above, derivative settlements should be evaluated with the Company's net interest income.

Consolidated Operating Expenses

Operating expenses are summarized below.

	Three months ended March 31,		Change
	2013	2012	$	%
Salaries and benefits	$47,905	49,095	(1,190)	(2.4)%
Cost to provide enrollment services	19,642	21,678	(2,036)	(9.4)
Depreciation and amortization	4,377	8,136	(3,759)	(46.2)
Other expenses	34,941	32,263	2,678	8.3
Total operating expenses	$106,865	111,172	(4,307)	(3.9)%

Operating expenses decreased in the first quarter of 2013 compared to the first quarter of 2012 due to the following:

•
A decrease in salaries and benefits due to ongoing cost saving measures by the Company and because higher costs were incurred during 2012 to support initiatives to improve performance metrics under the government servicing contract and to implement and comply with the Department's special direct consolidation loan initiative.

•
A decrease in the cost to provide enrollment services as a direct result of the decrease in enrollment services revenue. See “Enrollment Services Operating Segment - Results of Operations” in this Item 2 below for additional information.

•	A decrease in amortization expense as a result of a number of intangible assets becoming fully amortized during 2012.

The decrease in operating expenses was partially offset by the following:

•
An increase in expenses as a result of adding resources and incurring other expenses to support the increase in the number of managed tuition payment plans and campus commerce customers and the Company's continued investment in new products and services to meet customer needs and expand product and service offerings.

•	An increase in third party servicing fees related to a significant amount of recent loan purchases being serviced by third parties.

Consolidated Income Taxes

The Company's effective tax rate was 36.0 percent and 35.0 percent for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate during 2013 increased compared to 2012 due to various state tax law changes that reduced the 2012 income tax expense and changes in the Company's gross unrecognized tax benefits liability.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,139	$23,727	$22,650	$22,277	$21,926	$21,504	$21,237	$20,820
% of total	61.6%	38.6%	29.8%	27.1%	25.6%	23.2%	21.8%	18.5%
Number of servicing borrowers:
Government servicing:	441,913	2,804,502	3,036,534	3,096,026	3,137,583	3,588,412	3,892,929	4,261,637
FFELP servicing:	2,311,558	1,912,748	1,799,484	1,779,245	1,724,087	1,659,020	1,626,146	1,586,312
Private servicing:	152,200	155,947	164,554	163,135	161,763	175,070	173,331	170,224
Total:	2,905,671	4,873,197	5,000,572	5,038,406	5,023,433	5,422,502	5,692,406	6,018,173

Number of remote hosted borrowers	684,996	545,456	9,566,296	8,645,463	7,909,300	7,505,693	6,912,204	5,001,695

Summary and Comparison of Operating Results

	Three months ended March 31,
			Change
	2013	2012	$	%
Net interest income	$10	20	(10)	(50.0)%
Loan and guaranty servicing revenue	55,601	49,488	6,113	12.4
Intersegment servicing revenue	14,953	16,954	(2,001)	(11.8)
Total other income	70,554	66,442	4,112	6.2
Salaries and benefits	28,444	29,042	(598)	(2.1)
Depreciation and amortization	2,789	4,413	(1,624)	(36.8)
Other expenses	18,390	18,666	(276)	(1.5)
Intersegment expenses, net	935	1,385	(450)	(32.5)
Total operating expenses	50,558	53,506	(2,948)	(5.5)
Income before income taxes and corporate overhead allocation	20,006	12,956	7,050	54.4
Corporate overhead allocation	(997)	(1,503)	506	(33.7)
Income before income taxes	19,009	11,453	7,556	66.0
Income tax expense	(7,223)	(4,352)	(2,871)	66.0
Net income	$11,786	7,101	4,685	66.0%
Before tax operating margin	26.9%	17.2%

Loan and guaranty servicing revenue.

	Three months ended March 31,
			Change
	2013	2012	$	%
FFELP servicing (a)	$5,322	6,428	(1,106)	(17.2)%
Private servicing	2,220	2,268	(48)	(2.1)
Government servicing (b)	20,322	14,810	5,512	37.2
FFELP guaranty collection (c)	17,067	14,256	2,811	19.7
FFELP guaranty servicing (d)	3,114	3,773	(659)	(17.5)
Software services (e)	7,278	7,667	(389)	(5.1)
Other	278	286	(8)	(2.8)
Loan and guaranty servicing revenue	$55,601	49,488	6,113	12.4%

(a)	FFELP servicing revenue decreased due to third-party customers' FFELP portfolios decreasing in size due to runoff.

(b)	Government servicing revenue increased due to an increase in the number of borrowers serviced under the government servicing contract.

(c)
The Company earns revenue from getting defaulted FFELP loan assets current on behalf of FFELP guaranty agencies. This revenue has increased based on an increase in defaulted loan volume. However, over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off.

(d)	FFELP guaranty servicing revenue will continue to decrease as FFELP portfolios run off and guaranty volume decreases.

(e)
A contract with a significant remote hosted customer expires in December 2013. The number of remote hosted borrowers and related revenue has decreased from this customer for the three months ended March 31, 2013 compared to the same period in 2012 as this customer's loan volume is transferred to other servicers. The Company is receiving a portion of these transfers which has increased the number of full-service borrowers under the Department's servicing contract. For the three months ended March 31, 2013 and 2012, $2.3 million and $4.0 million in software services revenue was earned from this customer. Excluding revenue from this customer, software services revenue increased due to an increase in the number of borrowers from other remote hosted customers.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment.

Operating expenses.  Operating expenses decreased for the first quarter of 2013 compared to the same period in 2012. In 2012, the Company made investments and incurred certain costs to improve performance metrics under the government servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets were fully amortized during 2012. These costs were offset by an increase in costs incurred in 2013 to support the increase in volume under the government servicing contract. Excluding the amortization of intangible assets, before tax operating margin was 20.5% for the first quarter of 2012.

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Higher amounts of revenue are typically recognized during the first quarter due to fees related to financial aid applications.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.

Summary and Comparison of Operating Results

	Three months ended March 31,
			Change
	2013	2012	$	%
Net interest income	$—	4	(4)	(100.0)%
Tuition payment processing and campus commerce revenue	23,411	21,913	1,498	6.8
Salaries and benefits	9,359	8,618	741	8.6
Depreciation and amortization	1,138	1,740	(602)	(34.6)
Other expenses	2,287	2,816	(529)	(18.8)
Intersegment expenses, net	1,425	1,333	92	6.9
Total operating expenses	14,209	14,507	(298)	(2.1)
Income before income taxes and corporate overhead allocation	9,202	7,410	1,792	24.2
Corporate overhead allocation	(332)	(501)	169	(33.7)
Income before income taxes	8,870	6,909	1,961	28.4
Income tax expense	(3,371)	(2,625)	(746)	28.4
Net income	$5,499	4,284	1,215	28.4%
Before tax operating margin	37.9%	31.5%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 as a result of an increase in the number of managed tuition payment plans, as well as an increase in campus commerce customers.

Operating expenses. Operating expenses decreased for the three months ended March 31, 2013 compared to the same period in 2012 as a result of the following factors:

•	A decrease of $0.7 million in amortization of intangible assets.

•	A decrease in other expenses due to increases in electronic communications and processes that resulted in reductions in paper forms and freight.

•
The decreases in expenses noted above were partially offset by an increase in salaries and benefits due to adding personnel to support the increase in the number of managed tuition payment plans and campus commerce customers. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended March 31,
			Change
	2013	2012	$	%
Enrollment services revenue	$28,957	31,664	(2,707)	(8.5)%
Salaries and benefits	5,767	6,279	(512)	(8.2)
Cost to provide enrollment services	19,642	21,678	(2,036)	(9.4)
Depreciation and amortization	61	1,617	(1,556)	(96.2)
Other expenses	1,651	1,956	(305)	(15.6)
Intersegment expenses, net	1,149	848	301	35.5
Total operating expenses	28,270	32,378	(4,108)	(12.7)
Income (loss) before income taxes and corporate overhead allocation	687	(714)	1,401	(196.2)
Corporate overhead allocation	(332)	(501)	169	(33.7)
Income (loss) before income taxes	355	(1,215)	1,570	(129.2)
Income tax (expense) benefit	(135)	462	(597)	(129.2)
Net income (loss)	$220	(753)	973	(129.2)%
Before tax operating margin	1.2%	(3.8)%

 Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended March 31, 2013
	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions	Total
Enrollment services revenue	$4,427	18,017	1,095	1,086	4,332	28,957
Cost to provide enrollment services	2,756	16,097	—	86	703	19,642
Gross profit	$1,671	1,920	1,095	1,000	3,629	9,315
Gross profit %	37.7%	10.7%

	Three months ended March 31, 2012
	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions	Total
Enrollment services revenue	$4,552	20,184	1,075	1,197	4,656	31,664
Cost to provide enrollment services	2,700	18,214	—	58	706	21,678
Gross profit	$1,852	1,970	1,075	1,139	3,950	9,986
Gross profit %	40.7%	9.8%

(a)
Inquiry generation revenue decreased $0.1 million (2.7%) and inquiry management (agency) revenue decreased $2.2 million (10.7%) for the three months ended March 31, 2013 compared to the same period in 2012. Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

Operating expenses.  Excluding the cost to provide enrollment services and amortization of intangible assets (which were fully amortized in 2012), operating expenses for the three months ended March 31, 2013 decreased $1.1 million (10.9%) compared to the same period in 2012 due to cost saving measures in reaction to the ongoing decline in revenue in this segment.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

For a summary of the Company’s student loan portfolio as of March 31, 2013 and December 31, 2012, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended March 31,
	2013	2012
Beginning balance	$24,995,880	24,359,625
Loan acquisitions	743,766	183,293
Repayments, claims, capitalized interest, participations, and other	(554,250)	(437,039)
Consolidation loans lost to external parties	(143,151)	(165,908)
Loans sold	(11,648)	(33,663)
Ending balance	$25,030,597	23,906,308

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

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three months ended March 31, 2013 and 2012 and a summary of the Company's student loan delinquency amounts as of March 31, 2013, December 31, 2012, and March 31, 2012, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Variable student loan yield, gross	2.57%	2.61%	2.63%
Consolidation rebate fees	(0.77)	(0.76)	(0.75)
Discount accretion, net of premium and deferred origination costs amortization	0.03	0.03	(0.02)
Variable student loan yield, net	1.83	1.88	1.86
Student loan cost of funds - interest expense	(0.93)	(1.05)	(1.13)
Student loan cost of funds - derivative settlements	0.01	0.01	0.06
Variable student loan spread	0.91	0.84	0.79
Fixed rate floor income, net of settlements on derivatives	0.59	0.60	0.64
Core student loan spread	1.50%	1.44%	1.43%

Average balance of student loans	$24,781,426	23,766,653	24,118,892
Average balance of debt outstanding	24,823,397	24,086,770	24,236,068

A trend analysis of the Company's core and variable student loan spreads is summarized below.

(a)
The interest earned on the majority of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on student loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR rate by quarter.

Variable student loan spread increased during the three months ended March 31, 2013 as a result of the tightening of the Asset/Liability Base Rate Spread as reflected in the previous table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
Fixed rate floor income, gross	$44,020	42,566	41,229
Derivative settlements (a)	(8,304)	(7,033)	(3,137)
Fixed rate floor income, net	$35,716	35,533	38,092
Fixed rate floor income contribution to spread, net	0.59%	0.60%	0.64%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2013 and 2012 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended March 31,
			Change
	2013	2012	$	%
Net interest income after provision for loan losses	$93,172	78,683	14,489	18.4%
Other income	4,196	5,000	(804)	(16.1)
Gain on sale of loans and debt repurchases	1,407	—	1,407	100.0
Derivative market value and foreign currency adjustments, net	5,275	(21,604)	26,879	124.4
Derivative settlements, net	(7,539)	227	(7,766)	(3,421.1)
Total other income	3,339	(16,377)	19,716	(120.4)
Salaries and benefits	562	719	(157)	(21.8)
Other expenses	7,513	3,632	3,881	106.9
Intersegment expenses, net	15,142	17,143	(2,001)	(11.7)
Total operating expenses	23,217	21,494	1,723	8.0
Income before income taxes and corporate overhead allocation	73,294	40,812	32,482	79.6
Corporate overhead allocation	(712)	(1,392)	680	(48.9)
Income before income taxes	72,582	39,420	33,162	84.1
Income tax expense	(27,581)	(14,979)	(12,602)	84.1
Net income	$45,001	24,441	20,560	84.1%

Additional information:
Net income	$45,001	24,441	20,560	84.1%
Derivative market value and foreign currency adjustments, net	(5,275)	21,604	(26,879)	(124.4)
Tax effect	2,005	(8,210)	10,214	(124.4)
Net income, excluding derivative market value and foreign currency adjustments	$41,731	37,835	3,896	10.3%

Net interest income after provision for loan losses (net of settlements on derivatives).

	Three months ended March 31,
			Change
	2013	2012	$	%
Variable interest income, net of settlements on derivatives (a)	$157,548	161,142	(3,594)	(2.2)%
Consolidation rebate fees (b)	(47,208)	(44,889)	(2,319)	5.2
Discount accretion, net of premium and deferred origination costs amortization (c)	1,943	(1,060)	3,003	(283.3)
Interest on bonds and notes payable (d)	(56,662)	(67,858)	11,196	(16.5)
Variable student loan interest margin, net of settlements on derivatives	55,621	47,335	8,286	17.5
Fixed rate floor income, net of settlements on derivatives (e)	35,716	38,092	(2,376)	(6.2)
Investment interest	115	454	(339)	(74.7)
Intercompany interest	(819)	(971)	152	(15.7)
Provision for loan losses - federally insured	(6,000)	(6,000)	—	—
Provision for loan losses - nonfederally insured	1,000	—	1,000	—
Net interest income after provision for loan losses (net of settlements on derivatives (f))	$85,633	78,910	6,723	8.5%

(a)
Variable interest income, net of settlements on derivatives, decreased for the three months ended March 31, 2013 compared to the same period in 2012 as a result of a decrease in the yield earned on student loans, net of settlements on derivatives, which decreased to 2.58% for the three months ended March 31, 2013 from 2.69% for the same period in 2012. The decrease was partially offset by an increase in the average student loan portfolio of $0.7 billion (2.7%).

(b)
Consolidation rebate fees increased for the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in the average consolidation loan balance in 2013 as compared to 2012.

(c)	The accretion of loan discounts (net of amortization of loan premiums) increased as a result of the ongoing purchase of loans at a discount.

(d)
Interest on bonds and notes payable decreased as a result of a decrease in the Company’s cost of funds to 0.93% for the three months ended March 31, 2013 from 1.13% for the same period in 2012. The decrease was partially offset by an increase in average debt outstanding of $0.6 billion (2.4%) for the three months ended March 31, 2013, compared to the same period in 2012.

(e)	The high levels of fixed rate floor income earned during the three months ended March 31, 2013 and 2012 are due to historically low interest rates.

(f)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income.

Other income. The following table summarizes the components of “other income.”

	Three months ended March 31,
	2013	2012
Borrower late fee income	$3,505	3,703
Realized and unrealized gains (losses) on investments, net	88	578
Other	603	719
Other income	$4,196	5,000

Gain on sale of loans and debt repurchases.  During the first quarter of 2013, the Company repurchased its own asset-backed debt securities of $13.0 million (notional amount), resulting in a gain of $1.4 million.

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
The gains and/or losses included in “derivative market value and foreign currency adjustments, net” in the Company's statements of income are primarily caused by interest rate and currency exchange rate volatility, as well as the volume and terms of derivatives not receiving hedge accounting treatment.

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

Salaries and benefits. Salaries and benefits have decreased during the three months ended March 31, 2013 compared to the first quarter of 2012 due to a reduction of employees as a result of continued focus by the Company on managing costs.

Other expenses.  Other expenses increased during the three months ended March 31, 2013 compared to the first quarter of 2012 due to an increase in third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.

Intersegment expenses, net.  Intersegment expenses primarily include fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio.

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

Sources of Liquidity Currently Available

As of March 31, 2013, the Company had cash and investments of $209.6 million. In addition, the Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company had net cash flow from operating activities of $85.0 million and $299.3 million, respectively.

On March 28, 2013, the Company amended its unsecured line of credit to increase the line of credit to $275.0 million and extend the maturity date from February 17, 2016 to March 28, 2018. As of March 31, 2013, the unsecured line of credit had $115.0 million outstanding and $160.0 million was available for future use.

As part of certain of the Company’s asset-backed securitizations, the Company has purchased the Class B subordinated note tranches in the total amount of $138.1 million (par value). In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the open market in the total amount of $59.2 million (par value).  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.

The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments, including continued investments in its core business areas of asset management and finance, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of March 31, 2013
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$23,078,816	11/25/15 - 8/25/52
FFELP warehouse facilities	1,942,239	4/2/15 - 2/28/16
Other borrowings	61,878	11/14/13 - 11/11/15
	$25,082,933

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

As of March 31, 2013, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.11 billion as detailed below.  The $2.11 billion includes approximately $465.9 million (as of March 31, 2013) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2013.  As of March 31, 2013, the Company had $23.0 billion of loans included in asset-backed securitizations, which represented 92.1 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities or loans acquired subsequent to March 31, 2013.

FFELP Asset-backed Securitization Cash Flow Forecast (a)
$2.11 billion
(dollars in millions)

$300
$250
$200
$150
$100
$50
$-
$205
$270
$215
$160
$125
$95
$90
$160
$205
$190
$110
$35
$40
$80
$130
2013 (Q2-Q4)
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027 and after

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $220 million to $280 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets are indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $90 million to $130 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2013, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a liability of $36.5 million. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2013, the Company had four FFELP warehouse facilities with an aggregate maximum financing amount available of $2.0 billion, of which $1.9 billion was outstanding and $57.8 million was available for additional funding. Two of the warehouse facilities provide for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of March 31, 2013, the Company had $130.7 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2013, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, rely on sale of assets, or transfer collateral to satisfy any remaining obligations.

Other Uses of Liquidity

Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans. The Company believes there will continue to be opportunities to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses.

The Company plans to fund FFELP student loan acquisitions from third parties using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2013, $368.6 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securities Transactions

Depending on market conditions, the Company anticipates continuing to access the asset-backed securities market.  Asset-backed securities transactions would be used to refinance student loans included in the FFELP warehouse facilities and/or existing asset-backed securities transactions.

On April 30, 2013, the Company completed an asset-backed securities transaction totaling $765.0 million. The Company used the proceeds from the sale of these notes to purchase student loans, including loans previously financed in the FFELP warehouse facilities.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2013, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of March 31, 2013, the fair value of the Company's derivatives, which had a negative fair value (a liability in the Company's balance sheet), was $54.0 million, and the Company had $47.1 million posted as collateral to derivative counterparties.

Other Debt Facilities

As previously discussed, the Company has a $275.0 million unsecured line of credit with a maturity date of March 28, 2018. As of March 31, 2013, the unsecured line of credit had an outstanding balance of $115.0 million and $160.0 million was available for future use.

The Company has issued Junior Subordinated Hybrid Securities ("Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2013, $99.2 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income. For the three months ended March 31, 2013, the Company recognized a gain of $1.4 million from the repurchase of $13.0 million (notional amount) of its own asset-backed debt securities.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity.

For the three month period ended March 31, 2013, the Company repurchased 213,535 shares for $6.7 million (at an average price of $31.40 per share). Certain of these share repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As of March 31, 2013, 4,047,958 shares remain authorized for purchase under the Company's repurchase program.

Dividends

On March 15, 2013, the Company paid a first quarter 2013 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors declared a second quarter cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The second quarter cash dividend will be paid on June 14, 2013, to shareholders of record at the close of business on May 31, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2013-01, issued by the Financial Accounting Standards Board (“FASB”), which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements, and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2)

subject to an enforceable master netting arrangement or similar agreement.  The Company does not have any repurchase agreements and does not participate in security lending transactions. The Company records the fair value of its derivatives gross in its consolidated balance sheets; however, certain of the Company's derivative instruments are subject to right of offset provisions with counterparties. The new asset and liability offsetting disclosures required by this ASU are included in note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

In February 2013, the FASB amended the Accounting Standards Codification related to comprehensive income.  This amendment requires companies to report, in one place, information about reclassifications (by component) out of accumulated other comprehensive income. In addition, this amendment requires companies to present the related line item effect of significant reclassifications on the statement where income is presented.  The Company adopted the provisions of this amendment during the first quarter 2013, which affects only the display of information and does not change existing recognition and measurement requirements in the consolidated financial statements.  The information required by this amendment is included in note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Issued but not yet effective accounting pronouncements are not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of March 31, 2013		As of December 31, 2012
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$11,246,815	44.9%	$11,271,233	45.1%
Variable-rate loan assets	13,783,782	55.1	13,724,647	54.9
Total	$25,030,597	100.0%	$24,995,880	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	25,297,165	100.0	25,270,865	100.0
Total	$25,297,165	100.0%	$25,270,865	100.0%

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

No variable-rate floor income was earned by the Company during 2012 and 2013. A summary of fixed rate floor income follows.

	Three months ended March 31,
	2013	2012
Fixed rate floor income, gross	$44,020	41,229
Derivative settlements (a)	(8,304)	(3,137)
Fixed rate floor income, net	$35,716	38,092

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2013 and 2012 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of March 31, 2013:

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.87%	0.23%	$1,774,244
3.0 - 3.49%	3.20%	0.56%	2,135,857
3.5 - 3.99%	3.65%	1.01%	1,966,530
4.0 - 4.49%	4.20%	1.56%	1,481,191
4.5 - 4.99%	4.72%	2.08%	847,821
5.0 - 5.49%	5.24%	2.60%	582,433
5.5 - 5.99%	5.67%	3.03%	353,305
6.0 - 6.49%	6.18%	3.54%	410,869
6.5 - 6.99%	6.70%	4.06%	374,500
7.0 - 7.49%	7.17%	4.53%	153,030
7.5 - 7.99%	7.71%	5.07%	262,675
8.0 - 8.99%	8.17%	5.53%	614,211
> 9.0%	9.05%	6.41%	290,149
			$11,246,815

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2013, the weighted average estimated variable conversion rate was 1.82% and the short-term interest rate was 21 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2013 used by the Company to hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$3,150,000	0.71%
2014	1,750,000	0.71
2015	1,100,000	0.89
2016	750,000	0.85
2017	750,000	0.99
	$7,500,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2013:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$23,929,818	—
3 month Treasury bill	Varies	1,068,473	—
3 month LIBOR (a) (b)	Quarterly	—	16,009,809
1 month LIBOR	Monthly	—	7,071,424
Auction-rate or remarketing (c)	Varies	—	962,200
Asset-backed commercial paper (d)	Varies	—	977,622
Other (e)		34,642	11,878
		$25,032,933	25,032,933

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2013:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2013 was one-month LIBOR plus 3.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of March 31, 2013, the Company was sponsor for $743.0 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Variable Rate Demand Notes will generally pay interest to the holder at a rate as defined in the indenture.

(d)	The interest rates on certain of the Company's warehouse facilities are indexed to asset-backed commercial paper rates.

(e)	Assets include restricted cash and investments and other assets. Debt outstanding includes other debt obligations secured by student loan assets and related collateral.

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

	Three months ended March 31, 2013
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,419)	(15.4)%	$(27,819)	(26.0)%	$(4,490)	(4.2)%	$(13,470)	(12.6)%
Impact of derivative settlements	17,260	16.2	51,781	48.5	1,482	1.4	4,447	4.2
Increase (decrease) in net income before taxes	$841	0.8%	$23,962	22.5%	$(3,008)	(2.8)%	$(9,023)	(8.4)%
Increase (decrease) in basic and diluted earnings per share	$0.01		$0.32		$(0.04)		$(0.12)

	Three months ended March 31, 2012
	Interest rates				Asset and funding indice mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points
					Increase of 10 basis points		Increase of 30 basis points
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,554)	(24.9)%	$(29,080)	(43.8)%	$(6,026)	(9.1)%	$(18,078)	(27.2)%
Impact of derivative settlements	7,604	11.5	22,812	34.4	—	—	—	—
Increase (decrease) in net income before taxes	$(8,950)	(13.4)%	$(6,268)	(9.4)%	$(6,026)	(9.1)%	$(18,078)	(27.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.12)		$(0.08)		$(0.08)		$(0.24)

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

	Three months ended March 31,
	2013	2012
Re-measurement of Euro Notes	$28,763	(32,242)
Change in fair value of cross currency interest rate swaps	(34,844)	13,026
Total impact to statements of income - income (expense)	$(6,081)	(19,216)

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

	Three months ended March 31,
	2013	2012
Change in fair value of derivatives	$(19,507)	16,835
Foreign currency transaction adjustment (Euro Notes)	28,763	(32,242)
Derivative settlements, net	(8,184)	227
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$1,072	(15,180)

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings information previously reported under Part I, Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. For additional information, see note 10 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2013 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2013	84,135	$29.71	83,534	4,163,045
February 1 - February 28, 2013	77,938	31.56	77,938	4,085,107
March 1 - March 31, 2013	51,462	33.92	37,149	4,047,958
Total	213,535	$31.40	198,621

(a)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 12,640 shares, 17,974 shares, and 22,130 shares in January, February, and March 2013, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Pursuant to an amendment to the 401(k) plan effective January 1, 2013, shares of the Company's Class A common stock will no longer be an eligible investment alternative for the Company's matching contributions under the plan. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 601 shares, 0 shares, and 14,313 shares in January, February, and March 2013, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through March 28, 2018, impose restrictions on the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

ITEM 6.  EXHIBITS

10.1
Amendment No. 1 dated as of March 16, 2012 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit10.2 to the registrant's Current Report on Form 8-K filed on April 2, 2013 and incorporated by reference herein.

10.2
Amendment No. 2 dated as of March 28, 2013 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 2, 2013 and incorporated by reference herein.

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

NELNET, INC.

Date:	May 9, 2013	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer