Form 10-Q
period 2013-06-30
NELNET INC
filed 2013-08-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, there were 34,870,722 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $51,611 and $51,902, respectively)	$24,575,636	24,830,621
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	7,819	7,567
Cash and cash equivalents - held at a related party	60,765	58,464
Total cash and cash equivalents	68,584	66,031
Investments	177,241	83,312
Restricted cash and investments	679,727	815,462
Restricted cash - due to customers	84,182	96,516
Accrued interest receivable	296,538	307,518
Accounts receivable (net of allowance for doubtful accounts of $1,410 and $1,529, respectively)	66,016	63,638
Goodwill	117,118	117,118
Intangible assets, net	7,731	9,393
Property and equipment, net	34,392	31,869
Other assets	97,016	88,976
Fair value of derivative instruments	98,996	97,441
Total assets	$26,303,177	26,607,895
Liabilities:
Bonds and notes payable	$24,690,952	25,098,835
Accrued interest payable	14,760	14,770
Other liabilities	168,791	161,671
Due to customers	84,182	96,516
Fair value of derivative instruments	24,897	70,890
Total liabilities	24,983,582	25,442,682
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 34,988,110 shares and 35,116,913 shares, respectively	350	351
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	27,004	32,540
Retained earnings	1,289,416	1,129,389
Accumulated other comprehensive earnings	2,597	2,813
Total Nelnet, Inc. shareholders' equity	1,319,482	1,165,208
Noncontrolling interest	113	5
Total equity	1,319,595	1,165,213
Total liabilities and equity	$26,303,177	26,607,895

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$24,647,724	24,920,130
Restricted cash and investments	677,245	753,511
Fair value of derivative instruments	62,745	82,841
Other assets	295,486	306,454
Bonds and notes payable	(24,900,550)	(25,209,341)
Other liabilities	(275,426)	(348,364)
Net assets of consolidated variable interest entities	$507,224	505,231

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Interest income:
Loan interest	$158,063	150,988	313,602	304,046
Investment interest	1,483	1,055	3,100	2,150
Total interest income	159,546	152,043	316,702	306,196
Interest expense:
Interest on bonds and notes payable	58,127	67,476	116,485	136,773
Net interest income	101,419	84,567	200,217	169,423
Less provision for loan losses	5,000	7,000	10,000	13,000
Net interest income after provision for loan losses	96,419	77,567	190,217	156,423
Other income (expense):
Loan and guaranty servicing revenue	60,078	52,391	115,679	101,879
Tuition payment processing and campus commerce revenue	18,356	16,834	41,767	38,747
Enrollment services revenue	24,823	29,710	53,780	61,374
Other income	12,288	8,800	21,704	19,754
Gain on sale of loans and debt repurchases	7,355	935	8,762	935
Derivative market value and foreign currency adjustments and derivative settlements, net	40,188	(21,618)	41,260	(36,798)
Total other income	163,088	87,052	282,952	185,891
Operating expenses:
Salaries and benefits	47,432	48,703	95,337	97,798
Cost to provide enrollment services	16,787	20,374	36,429	42,052
Depreciation and amortization	4,320	8,226	8,697	16,362
Other	34,365	30,908	69,306	63,171
Total operating expenses	102,904	108,211	209,769	219,383
Income before income taxes	156,603	56,408	263,400	122,931
Income tax expense	54,746	14,878	93,193	38,108
Net income	101,857	41,530	170,207	84,823
Net income attributable to noncontrolling interest	614	136	885	288
Net income attributable to Nelnet, Inc.	$101,243	41,394	169,322	84,535
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.17	0.87	3.63	1.78
Weighted average common shares outstanding - basic and diluted	46,626,853	47,434,915	46,642,356	47,369,776

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012
Net income	$101,857	41,530	170,207	84,823
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	(3,335)	(586)	1,185	1,596
Less reclassification adjustment for gains recognized in net income, net	(559)	(966)	(1,516)	(2,214)
Income tax effect	1,441	538	115	209
Total other comprehensive loss	(2,453)	(1,014)	(216)	(409)
Comprehensive income	99,404	40,516	169,991	84,414
Comprehensive income attributable to noncontrolling interest	614	136	885	288
Comprehensive income attributable to Nelnet, Inc.	$98,790	40,380	169,106	84,126

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of March 31, 2012	—	35,821,057	11,495,377	$—	358	115	50,948	1,056,058	605	(368)	157	1,107,873
Net income	—	—	—	—	—	—	—	41,394	—	—	136	41,530
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,014)	—	—	(1,014)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,737)	—	—	—	(4,737)
Issuance of common stock, net of forfeitures	—	35,134	—	—	1	—	851	—	—	—	—	852
Compensation expense for stock based awards	—	—	—	—	—	—	593	—	—	—	—	593
Repurchase of common stock	—	(8,390)	—	—	(1)	—	(198)	—	—	—	—	(199)
Balance as of June 30, 2012	—	35,847,801	11,495,377	$—	358	115	52,194	1,092,715	(409)	(368)	293	1,144,898
Balance as of March 31, 2013	—	35,029,341	11,495,377	$—	350	115	27,786	1,192,822	5,050	—	281	1,226,404
Net income	—	—	—	—	—	—	—	101,243	—	—	614	101,857
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,453)	—	—	(2,453)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(782)	(782)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,649)	—	—	—	(4,649)
Issuance of common stock, net of forfeitures	—	24,390	—	—	1	—	694	—	—	—	—	695
Compensation expense for stock based awards	—	—	—	—	—	—	808	—	—	—	—	808
Repurchase of common stock	—	(65,621)	—	—	(1)	—	(2,284)	—	—	—	—	(2,285)
Balance as of June 30, 2013	—	34,988,110	11,495,377	$—	350	115	27,004	1,289,416	2,597	—	113	1,319,595
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	84,535	—	—	288	84,823
Other comprehensive loss	—	—	—	—	—	—	—	—	(409)	—	—	(409)
Cash dividend on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,449)	—	—	—	(9,449)
Issuance of common stock, net of forfeitures	—	255,718	—	—	3	—	3,275	—	—	—	—	3,278
Compensation expense for stock based awards	—	—	—	—	—	—	988	—	—	—	—	988
Repurchase of common stock	—	(51,019)	—	—	(1)	—	(1,314)	—	—	—	—	(1,315)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	772	—	772
Balance as of June 30, 2012	—	35,847,801	11,495,377	$—	358	115	52,194	1,092,715	(409)	(368)	293	1,144,898
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	—	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	169,322	—	—	885	170,207
Other comprehensive loss	—	—	—	—	—	—	—	—	(216)	—	—	(216)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(782)	(782)
Cash dividend on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,295)	—	—	—	(9,295)
Issuance of common stock, net of forfeitures	—	150,353	—	—	2	—	1,967	—	—	—	—	1,969
Compensation expense for stock based awards	—	—	—	—	—	—	1,483	—	—	—	—	1,483
Repurchase of common stock	—	(279,156)	—	—	(3)	—	(8,986)	—	—	—	—	(8,989)
Balance as of June 30, 2013	—	34,988,110	11,495,377	$—	350	115	27,004	1,289,416	2,597	—	113	1,319,595

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months
	ended June 30,
	2013	2012
Net income attributable to Nelnet, Inc.	$169,322	84,535
Net income attributable to noncontrolling interest	885	288
Net income	170,207	84,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	39,160	58,381
Student loan discount accretion	(17,769)	(22,857)
Provision for loan losses	10,000	13,000
Derivative market value adjustment	(43,729)	61,923
Foreign currency transaction adjustment	(14,072)	(26,984)
Payments to terminate and/or amend derivative instruments, net of proceeds	(3,819)	—
Gain on sale of loans	(34)	(33)
Gain from debt repurchases	(8,728)	(902)
Gain from sales of available-for-sale securities, net	(1,516)	(2,214)
Deferred income tax expense (benefit)	21,244	(20,483)
Other	1,531	1,886
Decrease in accrued interest receivable	10,980	22,268
Increase in accounts receivable	(2,378)	(3,347)
Decrease in other assets	566	2,264
Decrease in accrued interest payable	(10)	(1,447)
Decrease in other liabilities	(8,447)	(5,011)
Net cash provided by operating activities	153,186	161,267
Cash flows from investing activities:
Purchases of student loans	(1,158,245)	(729,775)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,393,949	1,449,610
Proceeds from sale of student loans	11,287	59,965
Purchases of available-for-sale securities	(132,496)	(53,662)
Proceeds from sales of available-for-sale securities	37,656	28,216
Purchases of cost-method investments	(3,893)	—
Purchases of property and equipment, net	(9,558)	(4,405)
Decrease (increase) in restricted cash	135,735	(298,633)
Net cash provided by investing activities	274,435	451,316
Cash flows from financing activities:
Payments on bonds and notes payable	(3,538,437)	(1,520,127)
Proceeds from issuance of bonds and notes payable	3,143,612	936,560
Payments of debt issuance costs	(11,485)	(5,593)
Dividends paid	(9,295)	(9,449)
Repurchases of common stock	(8,989)	(1,315)
Proceeds from issuance of common stock	303	249
Payments received on employee stock notes receivable	—	772
Issuance of noncontrolling interest	5	5
Distribution to noncontrolling interest	(782)	—
Net cash used in financing activities	(425,068)	(598,898)
Net increase in cash and cash equivalents	2,553	13,685
Cash and cash equivalents, beginning of period	66,031	42,570
Cash and cash equivalents, end of period	$68,584	56,255
Supplemental disclosures of cash flow information:
Interest paid	$100,292	120,823
Income taxes paid, net of refunds	$69,866	57,113

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2013 and for the three and six months ended
June 30, 2013 and 2012 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report").

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	June 30, 2013	December 31, 2012
Federally insured loans
Stafford and other	$7,010,404	7,261,114
Consolidation	17,678,330	17,708,732
Total	24,688,734	24,969,846
Non-federally insured loans	29,634	26,034
	24,718,368	24,995,880
Loan discount, net of unamortized loan premiums and deferred origination costs	(91,121)	(113,357)
Allowance for loan losses – federally insured loans	(39,848)	(40,120)
Allowance for loan losses – non-federally insured loans	(11,763)	(11,782)
	$24,575,636	24,830,621
Allowance for federally insured loans as a percentage of such loans	0.16%	0.16%
Allowance for non-federally insured loans as a percentage of such loans	39.69%	45.26%

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$49,409	48,435	51,902	48,482
Provision for loan losses:
Federally insured loans	5,000	7,000	11,000	13,000
Non-federally insured loans	—	—	(1,000)	—
Total provision for loan losses	5,000	7,000	10,000	13,000
Charge-offs:
Federally insured loans	(3,340)	(5,999)	(9,330)	(11,494)
Non-federally insured loans	(592)	(528)	(1,364)	(1,297)
Total charge-offs	(3,932)	(6,527)	(10,694)	(12,791)
Recoveries - non-federally insured loans	442	354	810	705
Purchase (sale) of federally insured loans, net	275	(792)	(1,943)	(1,719)
Transfer from repurchase obligation related to non-federally insured loans purchased, net	417	1,187	1,536	1,980
Balance at end of period	$51,611	49,657	51,611	49,657

Allocation of the allowance for loan losses:
Federally insured loans	$39,848	36,992	39,848	36,992
Non-federally insured loans	11,763	12,665	11,763	12,665
Total allowance for loan losses	$51,611	49,657	51,611	49,657

Repurchase Obligations

As of June 30, 2013, the Company had participated a cumulative amount of $98.7 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, in 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of June 30, 2013, the balance of this portfolio was $68.3 million (par value).

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$15,011	18,430	16,130	19,223
Repurchase obligation transferred to the allowance for loan losses related to loans purchased, net	(417)	(1,187)	(1,536)	(1,980)
Ending balance	$14,594	17,243	14,594	17,243

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans that were delinquent 31 days or greater as of June 30, 2013, December 31, 2012, and June 30, 2012 was 27.1 percent, 28.6 percent, and 22.7 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

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

	As of June 30, 2013		As of December 31, 2012		As of June 30, 2012
Federally insured loans, excluding rehabilitation loans purchased:
Loans in-school/grace/deferment	$2,753,719		$2,949,320		$3,299,197
Loans in forbearance	2,930,795		2,992,023		3,095,648
Loans in repayment status:
Loans current	14,357,812	87.7%	14,583,044	87.6%	14,238,827	87.1%
Loans delinquent 31-60 days	599,846	3.7	652,351	3.9	612,302	3.7
Loans delinquent 61-90 days	404,256	2.5	330,885	2.0	371,558	2.3
Loans delinquent 91-120 days	204,975	1.3	247,381	1.5	195,926	1.2
Loans delinquent 121-270 days	600,018	3.7	603,942	3.6	649,113	4.0
Loans delinquent 271 days or greater	187,615	1.1	220,798	1.4	279,926	1.7
Total loans in repayment	16,354,522	100.0%	16,638,401	100.0%	16,347,652	100.0%
Total federally insured loans, excluding rehabilitation loans purchased	$22,039,036		$22,579,744		$22,742,497

Rehabilitation loans purchased:
Loans in-school/grace/deferment	$230,076		$150,317		$80,405
Loans in forbearance	389,306		330,278		127,377
Loans in repayment status:
Loans current	997,567	49.1%	670,205	35.1%	408,224	68.0%
Loans delinquent 31-60 days	176,731	8.7	113,795	6.0	55,470	9.2
Loans delinquent 61-90 days	127,083	6.3	79,691	4.2	37,733	6.3
Loans delinquent 91-120 days	86,757	4.3	186,278	9.8	20,953	3.5
Loans delinquent 121-270 days	416,553	20.5	633,001	33.1	52,501	8.7
Loans delinquent 271 days or greater	225,625	11.1	226,537	11.8	25,964	4.3
Total loans in repayment	2,030,316	100.0%	1,909,507	100.0%	600,845	100.0%
Total rehabilitation loans purchased	2,649,698		2,390,102		808,627
Total federally insured loans	$24,688,734		$24,969,846		$23,551,124

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$22,773,607	0.28% - 6.90%	11/25/15 - 8/26/52
Bonds and notes based on auction or remarketing	905,850	0.09% - 2.10%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	23,679,457
FFELP warehouse facilities	1,029,005	0.19% - 0.27%	4/2/15 - 6/12/16
Unsecured line of credit	—	—	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.65%	9/15/61
Other borrowings	61,853	1.69% - 5.10%	11/14/13 - 11/11/15
	24,869,547
Discount on bonds and notes payable	(178,595)
Total	$24,690,952

	As of December 31, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$21,185,140	0.32% - 6.90%	11/25/15 - 8/26/52
Bonds and notes based on auction or remarketing	969,925	0.15% - 2.14%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	22,155,065
FFELP warehouse facilities	1,554,151	0.21% - 0.29%	1/31/15 - 6/30/15
Department of Education Conduit	1,344,513	0.82%	1/19/14
Unsecured line of credit	55,000	1.71%	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.68%	9/15/61
Other borrowings	62,904	1.50% - 5.10%	11/14/13 - 11/11/15
	25,270,865
Discount on bonds and notes payable	(172,030)
Total	$25,098,835

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of June 30, 2013, the Company had four FFELP warehouse facilities as summarized below.

	NHELP-I	NHELP-III (a)	NHELP-II (b)	NFSLW-I (c)	Total
Maximum financing amount	$500,000	500,000	500,000	500,000	2,000,000
Amount outstanding	172,486	315,730	257,556	283,233	1,029,005
Amount available	$327,514	184,270	242,444	216,767	970,995
Expiration of liquidity provisions	October 2, 2013	January 16, 2014	February 28, 2014	June 12, 2014
Final maturity date	April 2, 2015	January 17, 2016	February 28, 2016	June 12, 2016
Maximum advance rates	80.0 - 100.0%	92.2 - 95.0%	84.5 - 94.5%	92.0 - 98.0%
Minimum advance rates	80.0 - 95.0%	92.2 - 95.0%	84.5 - 94.5%	84.0 - 90.0%
Advanced as equity support	$4,866	16,346	26,524	13,543	61,279

(a)	The Company entered into this facility on January 16, 2013.

(b)	On June 3, 2013, the Company amended this facility to change the terms of the advance rates.

(c)	On June 13, 2013, the Company amended this facility to change the terms of the advance rates and extend the expiration of the liquidity provisions and its final maturity date.

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

Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the six months ended June 30, 2013.

	2013-1	2013-2 (a)	2013-3	2013-4	Total
Date securities issued	1/31/13	2/28/13	4/30/13	6/21/13
Total original principal amount	$437,500	1,122,000	765,000	453,000	$2,777,500

Class A senior notes:
Total original principal amount	$428,000	1,122,000	745,000	440,000	2,735,000
Bond discount	—	(3,325)	—	(1,690)	(5,015)
Issue price	$428,000	1,118,675	745,000	438,310	2,729,985
Cost of funds (1-month LIBOR plus:)	0.60%	0.50%	0.50%	0.50%
Final maturity date	6/25/41	7/25/40	2/25/37	12/26/42

Class B subordinated notes:
Total original principal amount	$9,500		20,000	13,000	42,500
Bond discount	(1,525)		(1,762)	(1,804)	(5,091)
Issue price	$7,975		18,238	11,196	37,409
Cost of funds (1-month LIBOR plus:)	1.50%		1.50%	1.50%
Final maturity date	3/25/48		7/25/47	1/25/47

(a)	Total original principal amount excludes the Class B subordinated tranche totaling $34.0 million that was retained at issuance.

During the second quarter 2013, the Company sold $61.6 million (face amount) of its Class B subordinated notes that were retained at issuance from prior completed asset-backed securitizations for total proceeds of $55.2 million.  Upon sale, these notes were recognized in the consolidated balance sheet in an amount equal to the cash proceeds received.   The difference between the face amount and the proceeds received for these bonds ($6.4 million) was recorded as bond discount and will be recognized as interest expense over the remaining life of the bonds.  After the completion of these sales, the Company has $76.5 million (face amount) of its own Class B subordinated notes remaining that are not included in the Company's consolidated balance sheet.

Department of Education Conduit

In May 2009, the U.S. Department of Education (the "Department") implemented a program under which it financed eligible FFELP loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  As of December 31, 2012, the Company had $1.3 billion borrowed under this facility. On February 28, 2013, all student loans funded in the Conduit Program were refinanced in the 2013-2 asset-backed securitization and the Company's FFELP warehouse facilities. After these transactions, no loans remained financed by the Company in the Conduit Program and the facility was paid down in full. No additional loans can be financed in this facility, and the Conduit Program has expired for future use by the Company.

Unsecured Line of Credit

On February 17, 2012, the Company entered into a $250.0 million unsecured line of credit. On March 28, 2013, the facility was amended to increase the line of credit to $275.0 million and extend the maturity date from February 17, 2016 to March 28, 2018. There were no significant financial covenant changes made as part of this amendment. As of June 30, 2013, no amounts were outstanding on the unsecured line of credit and $275.0 million was available for future use.

Debt Repurchases

The Company repurchased $56.4 million (face amount) and $69.4 million (face amount) of its own asset-backed debt securities during the three and six months ended June 30, 2013, respectively, and recognized gains on such purchases of $7.4 million and $8.7 million, respectively. During the three and six months ended June 30, 2012, the Company repurchased $17.6 million (face amount) of its own asset-backed debt securities and recognized a gain of $0.9 million.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk.

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

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. As of June 30, 2013, the Company had $23.7 billion and $1.0 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, the indices for which reset daily, and $15.6 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $7.7 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

The Company has used derivative instruments to economically hedge its basis and repricing risk.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

		As of June 30, 2013		As of December 31, 2012
Maturity		Notional amount		Notional amount
2021		$250,000		$250,000
2022		1,900,000		1,900,000
2023		3,650,000		3,150,000
2024		250,000		250,000
2026		800,000		800,000
2028		100,000		100,000
2036		700,000		700,000
2039	(a)	150,000		150,000
2040	(b)	200,000		200,000
		$8,000,000	(c)	$7,500,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2013 and December 31, 2012, was one-month LIBOR plus 3.5 basis points and one-month LIBOR plus 3.3 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payments ("SAP") formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company's student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

As of June 30, 2013 and December 31, 2012, the Company had $11.1 billion and $11.3 billion, respectively, of student loan assets that were earning fixed rate floor income. The weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which the loans would convert to a variable rate, was 1.82%.

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge a majority of loans earning fixed rate floor income.

	As of June 30, 2013		As of December 31, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$2,000,000	0.71%	$3,150,000	0.71%
2014	1,750,000	0.71	1,750,000	0.71
2015	1,100,000	0.89	1,100,000	0.89
2016	750,000	0.85	750,000	0.85
2017	1,250,000	0.86	750,000	0.99
	$6,850,000	0.78%	$7,500,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
Interest Rate Swaps – Unsecured Debt Hedges

As of both June 30, 2013 and December 31, 2012, the Company had $99.2 million of unsecured Junior Subordinated Hybrid Securities debt outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on a substantial portion of the Hybrid Securities to a fixed rate of 7.7%.

	As of June 30, 2013		As of December 31, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$50,000	4.32%	$75,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

In 2006, the Company issued €420.5 million and €352.7 million of student loan asset-backed Euro Notes with interest rates based on a spread to the EURIBOR index. As a result of these transactions, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes are re-measured at each reporting period and recorded in the Company’s consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the Company’s consolidated statements of income.

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. Under the terms of these derivative instrument agreements, the Company receives from a counterparty a spread to the EURIBOR index based on notional amounts of €420.5 million and €352.7 million and pays a spread to the LIBOR index based on notional amounts of $500.0 million and $450.0 million, respectively. In addition, under the terms of these agreements, all principal payments on the Euro Notes will effectively be paid at the exchange rate between the U.S. dollar and Euro in effect as of the issuance of the notes.

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Re-measurement of Euro Notes	$(14,691)	59,226	14,072	26,984
Change in fair value of cross currency interest rate swaps	14,748	(62,546)	(20,096)	(49,520)
Total impact to consolidated statements of income - income (expense) (a)	$57	(3,320)	(6,024)	(22,536)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheet:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
1:3 basis swaps	$22,587	12,239	—	1,215
Interest rate swaps - floor income hedges	13,664	—	16,220	45,913
Interest rate swaps - hybrid debt hedges	—	—	8,677	23,762
Cross-currency interest rate swaps	62,745	82,841	—	—
Other	—	2,361	—	—
Total	$98,996	97,441	24,897	70,890

During the three and six months ended June 30, 2013, the Company terminated certain derivatives for net payments of $3.7 million and $3.8 million, respectively. Any proceeds received or payments made to terminate a derivative in advance of its expiration date are accounted for as a change in fair value of such derivative. There were no terminations of derivatives during the first six months of 2012.

Offsetting of Derivative Assets/Liabilities

The Company records derivative instruments in the consolidated balance sheets on a gross basis as either an asset or liability measured at its fair value. Certain of the Company's derivative instruments are subject to right of offset provisions with counterparties. The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged:

		Gross amounts not offset in the consolidated balance sheet
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheet	Derivatives subject to enforceable master netting arrangement	Cash collateral received (a)	Net asset (liability)
Balance as of June 30, 2013	$98,996	(20,297)	(64,417)	14,282
Balance as of December 31, 2012	97,441	(13,234)	(19,993)	64,214

		Gross amounts not offset in the consolidated balance sheet
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheet	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (b)	Net asset (liability)
Balance as of June 30, 2013	$(24,897)	20,297	4,810	210
Balance as of December 31, 2012	(70,890)	13,234	63,128	5,472

(a)
As of June 30, 2013 and December 31, 2012, the trustee for certain of the Company's asset-backed securitization transactions held $64.4 million and $20.0 million, respectively, of collateral from the counterparty on the cross-currency interest rate swaps.

(b)
As of June 30, 2013 and December 31, 2012, the Company had $4.8 million and $63.1 million, respectively, posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Settlements:
1:3 basis swaps	$782	1,169	1,692	2,551
Interest rate swaps - floor income hedges	(8,534)	(3,505)	(16,839)	(6,642)
Interest rate swaps - hybrid debt hedges	(512)	(723)	(1,157)	(746)
Cross-currency interest rate swaps	(93)	1,055	(237)	3,163
Other	—	(82)	—	(185)
Total settlements - income (expense)	(8,357)	(2,086)	(16,541)	(1,859)
Change in fair value:
1:3 basis swaps	9,630	(428)	11,563	2,574
Interest rate swaps - floor income hedges	33,408	(6,143)	42,830	(11,778)
Interest rate swaps - hybrid debt hedges	5,450	(8,783)	9,090	(2,585)
Cross-currency interest rate swaps	14,748	(62,546)	(20,096)	(49,520)
Other	—	(858)	342	(614)
Total change in fair value - income (expense)	63,236	(78,758)	43,729	(61,923)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	(14,691)	59,226	14,072	26,984
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$40,188	(21,618)	41,260	(36,798)

5.    Investments

A summary of the Company's investments and restricted investments follows:

	As of June 30, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$161,051	5,931	(3,173)	163,809	64,970	3,187	(179)	67,978
Equity securities	2,043	1,392	(28)	3,407	3,449	1,604	(180)	4,873
Total available-for-sale investments	$163,094	7,323	(3,201)	167,216	68,419	4,791	(359)	72,851
Trading investments:
Student loan asset-backed and other debt securities				10,025				10,461
Total available-for-sale and trading investments				$177,241				83,312
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$8,385				8,830

(a)
As of June 30, 2013, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of June 30, 2013, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(c)	Restricted investments are included in "restricted cash and investments" in the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Three months ended June 30,		Six months ended June 30,
Affected line item in the consolidated statements of income - income (expense):	2013	2012	2013	2012
Other income	$559	966	1,516	2,214
Income tax expense	(207)	(357)	(561)	(819)
Net	$352	609	955	1,395

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

	Three months ended June 30,
	2013			2012
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$100,339	904	101,243	41,058	336	41,394

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,210,571	416,282	46,626,853	47,049,055	385,860	47,434,915
Earnings per share - basic and diluted	$2.17	2.17	2.17	0.87	0.87	0.87

	Six months ended June 30,
	2013			2012
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$167,868	1,454	169,322	83,916	619	84,535

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,241,277	401,079	46,642,356	47,020,811	348,965	47,369,776
Earnings per share - basic and diluted	$3.63	3.63	3.63	1.78	1.78	1.78

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

As of June 30, 2013, a cumulative amount of 126,460 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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

Corporate Activity and Overhead also includes certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

Segment Results of Operations

The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$9	—	—	9	158,175	2,196	(834)	159,546
Interest expense	—	—	—	—	56,920	2,041	(834)	58,127
Net interest income (loss)	9	—	—	9	101,255	155	—	101,419
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income (loss) after provision for loan losses	9	—	—	9	96,255	155	—	96,419
Other income (expense):
Loan and guaranty servicing revenue	60,078	—	—	60,078	—	—	—	60,078
Intersegment servicing revenue	13,903	—	—	13,903	—	—	(13,903)	—
Tuition payment processing and campus commerce revenue	—	18,356	—	18,356	—	—	—	18,356
Enrollment services revenue	—	—	24,823	24,823	—	—	—	24,823
Other income	—	—	—	—	3,030	9,258	—	12,288
Gain on sale of loans and debt repurchases	—	—	—	—	7,355	—	—	7,355
Derivative market value and foreign currency adjustments, net	—	—	—	—	43,096	5,449	—	48,545
Derivative settlements, net	—	—	—	—	(7,845)	(512)	—	(8,357)
Total other income (expense)	73,981	18,356	24,823	117,160	45,636	14,195	(13,903)	163,088
Operating expenses:
Salaries and benefits	28,091	9,427	4,809	42,327	592	4,513	—	47,432
Cost to provide enrollment services	—	—	16,787	16,787	—	—	—	16,787
Depreciation and amortization	2,731	1,132	61	3,924	—	396	—	4,320
Other	18,031	2,192	1,243	21,466	7,923	4,976	—	34,365
Intersegment expenses, net	851	1,494	1,130	3,475	14,108	(3,680)	(13,903)	—
Total operating expenses	49,704	14,245	24,030	87,979	22,623	6,205	(13,903)	102,904
Income (loss) before income taxes and corporate overhead allocation	24,286	4,111	793	29,190	119,268	8,145	—	156,603
Corporate overhead allocation	(1,513)	(504)	(504)	(2,521)	(1,081)	3,602	—	—
Income (loss) before income taxes	22,773	3,607	289	26,669	118,187	11,747	—	156,603
Income tax (expense) benefit	(8,655)	(1,370)	(109)	(10,134)	(44,911)	299	—	(54,746)
Net income (loss)	14,118	2,237	180	16,535	73,276	12,046	—	101,857
Net income attributable to noncontrolling interest	—	—	—	—	—	614	—	614
Net income (loss) attributable to Nelnet, Inc.	$14,118	2,237	180	16,535	73,276	11,432	—	101,243

	Three months ended June 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$12	1	—	13	151,240	1,747	(957)	152,043
Interest expense	—	—	—	—	66,017	2,416	(957)	67,476
Net interest income (loss)	12	1	—	13	85,223	(669)	—	84,567
Less provision for loan losses	—	—	—	—	7,000	—	—	7,000
Net interest income (loss) after provision for loan losses	12	1	—	13	78,223	(669)	—	77,567
Other income (expense):
Loan and guaranty servicing revenue	52,391	—	—	52,391	—	—	—	52,391
Intersegment servicing revenue	16,401	—	—	16,401	—	—	(16,401)	—
Tuition payment processing and campus commerce revenue	—	16,834	—	16,834	—	—	—	16,834
Enrollment services revenue	—	—	29,710	29,710	—	—	—	29,710
Other income	—	—	—	—	3,581	5,219	—	8,800
Gain on sale of loans and debt repurchases	—	—	—	—	935	—	—	935
Derivative market value and foreign currency adjustments, net	—	—	—	—	(10,053)	(9,479)	—	(19,532)
Derivative settlements, net	—	—	—	—	(1,339)	(747)	—	(2,086)
Total other income (expense)	68,792	16,834	29,710	115,336	(6,876)	(5,007)	(16,401)	87,052
Operating expenses:
Salaries and benefits	28,905	8,575	6,161	43,641	542	4,520	—	48,703
Cost to provide enrollment services	—	—	20,374	20,374	—	—	—	20,374
Depreciation and amortization	4,525	1,731	1,617	7,873	—	353	—	8,226
Other	17,539	2,456	1,745	21,740	3,120	6,048	—	30,908
Intersegment expenses, net	1,185	1,330	976	3,491	16,635	(3,725)	(16,401)	—
Total operating expenses	52,154	14,092	30,873	97,119	20,297	7,196	(16,401)	108,211
Income (loss) before income taxes and corporate overhead allocation	16,650	2,743	(1,163)	18,230	51,050	(12,872)	—	56,408
Corporate overhead allocation	(1,275)	(425)	(425)	(2,125)	(1,400)	3,525	—	—
Income (loss) before income taxes	15,375	2,318	(1,588)	16,105	49,650	(9,347)	—	56,408
Income tax (expense) benefit	(5,843)	(881)	603	(6,121)	(18,866)	10,109	—	(14,878)
Net income (loss)	9,532	1,437	(985)	9,984	30,784	762	—	41,530
Net income attributable to noncontrolling interest	—	—	—	—	—	136	—	136
Net income (loss) attributable to Nelnet, Inc.	$9,532	1,437	(985)	9,984	30,784	626	—	41,394

	Six months ended June 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$19	—	—	19	313,829	4,507	(1,653)	316,702
Interest expense	—	—	—	—	114,402	3,736	(1,653)	116,485
Net interest income (loss)	19	—	—	19	199,427	771	—	200,217
Less provision for loan losses	—	—	—	—	10,000	—	—	10,000
Net interest income (loss) after provision for loan losses	19	—	—	19	189,427	771	—	190,217
Other income (expense):
Loan and guaranty servicing revenue	115,679	—	—	115,679	—	—	—	115,679
Intersegment servicing revenue	28,856	—	—	28,856	—	—	(28,856)	—
Tuition payment processing and campus commerce revenue	—	41,767	—	41,767	—	—	—	41,767
Enrollment services revenue	—	—	53,780	53,780	—	—	—	53,780
Other income	—	—	—	—	7,226	14,478	—	21,704
Gain on sale of loans and debt repurchases	—	—	—	—	8,762	—	—	8,762
Derivative market value and foreign currency adjustments, net	—	—	—	—	48,371	9,430	—	57,801
Derivative settlements, net	—	—	—	—	(15,384)	(1,157)	—	(16,541)
Total other income (expense)	144,535	41,767	53,780	240,082	48,975	22,751	(28,856)	282,952
Operating expenses:
Salaries and benefits	56,535	18,786	10,576	85,897	1,154	8,286	—	95,337
Cost to provide enrollment services	—	—	36,429	36,429	—	—	—	36,429
Depreciation and amortization	5,520	2,270	122	7,912	—	785	—	8,697
Other	36,421	4,479	2,894	43,794	15,436	10,076	—	69,306
Intersegment expenses, net	1,786	2,919	2,279	6,984	29,250	(7,378)	(28,856)	—
Total operating expenses	100,262	28,454	52,300	181,016	45,840	11,769	(28,856)	209,769
Income (loss) before income taxes and corporate overhead allocation	44,292	13,313	1,480	59,085	192,562	11,753	—	263,400
Corporate overhead allocation	(2,510)	(836)	(836)	(4,182)	(1,793)	5,975	—	—
Income (loss) before income taxes	41,782	12,477	644	54,903	190,769	17,728	—	263,400
Income tax (expense) benefit	(15,878)	(4,741)	(244)	(20,863)	(72,492)	162	—	(93,193)
Net income (loss)	25,904	7,736	400	34,040	118,277	17,890	—	170,207
Net income attributable to noncontrolling interest	—	—	—	—	—	885	—	885
Net income (loss) attributable to Nelnet, Inc.	$25,904	7,736	400	34,040	118,277	17,005	—	169,322

	Six months ended June 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$32	5	—	37	304,752	3,335	(1,928)	306,196
Interest expense	—	—	—	—	134,846	3,855	(1,928)	136,773
Net interest income (loss)	32	5	—	37	169,906	(520)	—	169,423
Less provision for loan losses	—	—	—	—	13,000	—	—	13,000
Net interest income (loss) after provision for loan losses	32	5	—	37	156,906	(520)	—	156,423
Other income (expense):
Loan and guaranty servicing revenue	101,879	—	—	101,879	—	—	—	101,879
Intersegment servicing revenue	33,355	—	—	33,355	—	—	(33,355)	—
Tuition payment processing and campus commerce revenue	—	38,747	—	38,747	—	—	—	38,747
Enrollment services revenue	—	—	61,374	61,374	—	—	—	61,374
Other income	—	—	—	—	8,581	11,173	—	19,754
Gain on sale of loans and debt repurchases	—	—	—	—	935	—	—	935
Derivative market value and foreign currency adjustments, net	—	—	—	—	(31,657)	(3,282)	—	(34,939)
Derivative settlements, net	—	—	—	—	(1,112)	(747)	—	(1,859)
Total other income (expense)	135,234	38,747	61,374	235,355	(23,253)	7,144	(33,355)	185,891
Operating expenses:
Salaries and benefits	57,947	17,193	12,440	87,580	1,261	8,957	—	97,798
Cost to provide enrollment services	—	—	42,052	42,052	—	—	—	42,052
Depreciation and amortization	8,938	3,471	3,234	15,643	—	719	—	16,362
Other	36,205	5,272	3,701	45,178	6,752	11,241	—	63,171
Intersegment expenses, net	2,570	2,663	1,824	7,057	33,778	(7,480)	(33,355)	—
Total operating expenses	105,660	28,599	63,251	197,510	41,791	13,437	(33,355)	219,383
Income (loss) before income taxes and corporate overhead allocation	29,606	10,153	(1,877)	37,882	91,862	(6,813)	—	122,931
Corporate overhead allocation	(2,778)	(926)	(926)	(4,630)	(2,792)	7,422	—	—
Income (loss) before income taxes	26,828	9,227	(2,803)	33,252	89,070	609	—	122,931
Income tax (expense) benefit	(10,195)	(3,506)	1,065	(12,636)	(33,845)	8,373	—	(38,108)
Net income (loss)	16,633	5,721	(1,738)	20,616	55,225	8,982	—	84,823
Net income attributable to noncontrolling interest	—	—	—	—	—	288	—	288
Net income (loss) attributable to Nelnet, Inc.	$16,633	5,721	(1,738)	20,616	55,225	8,694	—	84,535

8.    Major Customer

The Company earns loan servicing revenue from a servicing contract with the Department that spans five years (through June 2014).  Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $22.1 million and $16.1 million for the three months ended June 30, 2013 and 2012, respectively, and $42.5 million and $30.9 million for the six months ended June 30, 2013, and 2012, respectively. The Department has the option to renew the contract for an additional five years, and although the Company currently anticipates that the Department will exercise its option to renew the servicing contract for five years at the end of the current term in 2014, there can be no assurance of such renewal.

9. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to the consolidated financial statements included in the Company's 2012 Annual Report.  The following provides an update for related party transactions that have occurred during the first six months of 2013.

On February 1, 2013, WRCM established a third private investment fund (“SLABS Fund III”) for the primary purpose of investing and trading in student loan asset-backed securities, and engaging in financial transactions related thereto.  The initial amount invested in SLABS Fund III was $34.5 million, and Michael S. Dunlap, Chief Executive Officer, Chairman, and a significant shareholder of the Company, Angela L. Muhleisen (who is a sister of Mr. Dunlap, as well as Director, Chairperson, President, and

Chief Executive Officer of Union Bank and Trust Company ("Union Bank"), an entity under common control with the Company), and WRCM had investments in the fund in the amounts of $3.0 million, $2.0 million, and $0.1 million, respectively.  The management agreement for the fund provides non-affiliated limited partners the ability to remove WRCM as manager of the fund without cause. WRCM earns 50 basis points (annually) from SLABS Fund III on the outstanding balance of the investments in the fund, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  In addition, WRCM earns up to 50 percent of the gains from the sale of securities from the fund.  As of June 30, 2013, the outstanding balance of investments in SLABS Fund III was $34.6 million.

During the second quarter 2013, the Company purchased an aircraft for total consideration of $5.8 million and sold an interest in such aircraft to Union Financial Services, Inc. ("UFS") for $2.0 million. After the completion of this transaction, the Company and UFS own 65 percent and 35 percent of the aircraft, respectively. UFS is owned 50 percent by Mr. Dunlap and 50 percent by Stephen F. Butterfield, Vice Chairman and a member of the Board of Directors of the Company.

10.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2013.

	As of June 30, 2013			As of December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities	$—	173,303	173,303	—	77,652	77,652
Equity securities	3,407	—	3,407	4,873	—	4,873
Debt securities	531	—	531	787	—	787
Total investments	3,938	173,303	177,241	5,660	77,652	83,312
Fair value of derivative instruments	—	98,996	98,996	—	97,441	97,441
Total assets	$3,938	272,299	276,237	5,660	175,093	180,753
Liabilities:
Fair value of derivative instruments	$—	24,897	24,897	—	70,890	70,890
Total liabilities	$—	24,897	24,897	—	70,890	70,890

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,230,818	24,575,636	—	—	25,230,818
Cash and cash equivalents	68,584	68,584	68,584	—	—
Investments	177,241	177,241	3,938	173,303	—
Restricted cash	671,342	671,342	671,342	—	—
Restricted cash – due to customers	84,182	84,182	84,182	—	—
Restricted investments	8,385	8,385	8,385	—	—
Accrued interest receivable	296,538	296,538	—	296,538	—
Derivative instruments	98,996	98,996	—	98,996	—
Financial liabilities:
Bonds and notes payable	24,253,072	24,690,952	—	24,253,072	—
Accrued interest payable	14,760	14,760	—	14,760	—
Due to customers	84,182	84,182	84,182	—	—
Derivative instruments	24,897	24,897	—	24,897	—

	As of December 31, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,418,623	24,830,621	—	—	25,418,623
Cash and cash equivalents	66,031	66,031	66,031	—	—
Investments	83,312	83,312	5,660	77,652	—
Restricted cash	806,632	806,632	806,632	—	—
Restricted cash – due to customers	96,516	96,516	96,516	—	—
Restricted investments	8,830	8,830	8,830	—	—
Accrued interest receivable	307,518	307,518	—	307,518	—
Derivative instruments	97,441	97,441	—	97,441	—
Financial liabilities:
Bonds and notes payable	24,486,008	25,098,835	—	24,486,008	—
Accrued interest payable	14,770	14,770	—	14,770	—
Due to customers	96,516	96,516	96,516	—	—
Derivative instruments	70,890	70,890	—	70,890	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to the consolidated financial statements included in the 2012 Annual Report.

11. Legal Proceedings

General

The Company is subject to various legal proceedings that arise in the normal course of business, including the legal proceedings discussed below. These matters frequently involve claims by student loan borrowers disputing the manner in which their student loans have been serviced or the accuracy of reports to credit bureaus, claims by student loan borrowers or other consumers alleging that state or Federal consumer protection laws have been violated in the process of collecting loans or conducting other business activities, and disputes with other business entities. From time to time, lawsuits may be brought as, or subsequently amended to assert claims in the form of, putative class action cases.

In evaluating each of its legal proceedings, the Company considers many factors that involve significant risks and uncertainties inherent in the overall litigation process, including (i) the amount of damages and the nature of any other relief sought in the proceeding, if specified; (ii) whether the proceeding is at an early stage; (iii) the impact of discovery; (iv) whether novel or unsettled legal theories are at issue; (v) the outcome of pending motions or appeals; (vi) whether there are significant factual issues to be resolved; (vii) whether class action status is sought and the Company's views of the likelihood of a class being certified by the court and the ultimate size of the class; (viii) the jurisdiction in which the proceeding is pending; and (ix) the Company's views of the merits of the claims and of the strength of the Company's defenses. In assessing whether a legal proceeding may be material, the Company considers these and other quantitative and qualitative factors, including whether disclosure of the proceeding might be important to a reader of the Company's financial statements in light of all of the information about the Company that is available to the reader.

Actions Requesting Certifications of Classes

Proceedings or complaints that involve or ask for certifications of classes generally expand the scope of legal defense costs, as well as alleged potential claim amounts. The Company is currently subject to three legal proceedings in which the plaintiffs have made allegations that one or more putative classes should be certified by the applicable court. It is significant to note that no putative class has actually been certified in any proceedings, the Company's position is that class certification would be inappropriate in each such proceeding described below, and the Company intends to vigorously contest such certification. With respect to each of the legal proceedings described below, due to the preliminary stage of these matters and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, cannot currently be made.

•	Bais Yaakov of Spring Valley v. Peterson's Nelnet, LLC

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of Nelnet, Inc. ("Nelnet"), was filed in the U.S. federal District Court for the District of New Jersey (the “New Jersey District Court”). The complaint alleges that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language. The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes. The complaint further alleges that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint seeks to establish a class action. As of the filing date of this report, the New Jersey District Court has not established, recognized, or certified a class.

On April 14, 2012, the U.S. Court of Appeals for the Third Circuit (the "Appeals Court"), which has appellate jurisdiction over the New Jersey District Court, issued an order in an unrelated TCPA case which remanded that case to the New Jersey District Court to determine whether the statutory provisions of the TCPA limit whether or to what extent a TCPA claim can be heard as a class action in federal court where applicable state law would impose limitations on a class action if the claim were brought in state court. The New Jersey District Court denied a subsequent motion by Peterson's to dismiss the complaint, but granted a motion enabling Peterson's to file a petition for permission to seek an interim appeal with the Appeals Court regarding questions of law that may affect the outcome of the case, which petition the Appeals Court denied on May 8, 2013. Peterson's intends to continue to contest the suit vigorously.

•	Than Zaw v. Nelnet, Inc.

On January 18, 2013, a Third Amended Complaint was served on Nelnet in connection with a lawsuit by Than Zaw against Nelnet (erroneously referred to in the lawsuit as Nelnet Business Solutions, Inc.) in the Superior Court of the State of California, Contra Costa County (the “Court”). The lawsuit was originally instituted on December 30, 2010, and alleges that Nelnet violated the California Fair Debt Collection Practices Act in its interactions with the plaintiff, a California resident. The plaintiff's Third Amended Complaint adds additional allegations claiming that Nelnet violated Section 632 of the California Penal Code by allegedly recording one or more telephone calls to plaintiff without plaintiff's consent, and seeks $5,000 in statutory damages per alleged violation. The Third Amended Complaint further alleges that Nelnet improperly recorded telephone calls to other California residents without such persons' consent, and seeks to establish a class action with respect to the California Section 632 claim. As of the filing date of this report, the Court has not established, recognized, or certified a class. Nelnet has filed an answer to the Third Amended Complaint, and intends to defend itself vigorously in this lawsuit.

•	Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's, CUnet, LLC (“CUnet”), a subsidiary of Nelnet, and on Nelnet (collectively, the "Defendants"), in connection with a lawsuit by Grant Keating in the United States District Court for the Northern District of Ohio (the “Ohio District Court”). The lawsuit was originally instituted on August 24, 2011, and alleges that that the Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the Plaintiff's express consent. The complaint also alleges that this text message violated the TCPA, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleges that the Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent. The complaint seeks to establish a class action. As of the filing date of this report, the Ohio District Court has not established, recognized, or certified a class. The Defendants have filed answers to the Amended Complaint, and intend to defend themselves vigorously in this lawsuit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2013 and 2012. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

Forward-looking and cautionary statements

This report contains forward-looking statements, including statements about the Company's plans and expectations for future financial condition, results of operations, or economic performance, or that address management's plans and objectives for future operations, and statements that assume or are dependent upon future events. The words “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “assume,” “forecast,” “will,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors that may cause actual results and performance to be materially different from any future results or performance expressed or implied by such statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2012 Annual Report and elsewhere in this report, in particular such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the FFEL Program, risks related to the use of derivatives to manage exposure to interest rate fluctuations, and risks from changes in levels of student loan prepayment or default rates;

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

•	risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations; and

•
risks associated with litigation and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.

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

A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency adjustments, is provided below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
GAAP net income	$101,243	41,394	169,322	84,535
Derivative market value and foreign currency adjustments, net of tax	(30,098)	12,110	(35,837)	21,662
Net income, excluding derivative market value and foreign currency adjustments (a)	$71,145	53,504	133,485	106,197

Earnings per share:
GAAP net income	$2.17	0.87	3.63	1.78
Derivative market value and foreign currency adjustments, net of tax	(0.64)	0.26	(0.77)	0.46
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.53	1.13	2.86	2.24

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

The increase in earnings for the 2013 periods compared to the 2012 periods was due to an increase in net interest income earned from the Company's student loan portfolio, an increase in revenue from the Company's fee-based operating segments, and a decrease in operating expenses. Included in the three and six months ended June 30, 2013 operating results is a gain of $7.4 million ($0.10 per share after tax) and $8.7 million ($0.12 per share after tax), respectively, from the repurchase of $56.4 million and $69.4 million, respectively, of the Company's own asset-backed debt securities. During the second quarter of 2012, the Company repurchased $17.6 million of its own debt for a gain of $0.9 million ($0.01 per share after tax).

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2013, the Company had a $24.6 billion student loan portfolio that will amortize over the next approximately 20 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

As shown in the following table, revenue and net income earned from the Company's reportable fee-based operating segments was $117.2 million and $16.5 million, respectively, for the second quarter of 2013, compared to $115.3 million and $10.0 million, respectively, for the same period a year ago, and $240.1 million and $34.0 million, respectively, for the six months ended June 30, 2013, compared to $235.4 million and $20.6 million for the same period a year ago.

The information below provides the operating results for each reportable operating segment for the three and six months ended June 30, 2013 and 2012 (dollars in millions).

(a)
Revenue includes intersegment revenue of $13.9 million and $16.4 million for the three months ended June 30, 2013 and 2012, respectively, and $28.9 million and $33.4 million for the six months ended June 30, 2013 and 2012, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was income of $43.1 million and an expense of $10.1 million for the three months ended June 30, 2013 and 2012, respectively, and income of $48.4 million and an expense of $31.7 million for the six months ended June 30, 2013 and 2012, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was income of $26.7 million and an expense of $6.2 million for the three months ended June 30, 2013 and 2012, respectively, and income of $30.0 million and an expense of $19.6 million for the six months ended June 30, 2013 and 2012, respectively.

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•
As of June 30, 2013, the Company was servicing $116.8 billion in student loans, as compared with $85.5 billion of loans as of June 30, 2012. Revenue increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 due to growth in servicing volume under the Company's contract with the Department and an increase in collection revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. These increases were partially offset by decreases in traditional FFELP and guaranty servicing revenue and software services revenue.

•
As of June 30, 2013, the Company was servicing $89.2 billion of loans for 4.4 million borrowers on behalf of the Department, compared with $56.0 billion of loans for 3.1 million borrowers as of June 30, 2012. Revenue from this contract increased to $22.1 million and $42.5 million for the three and six months ended June 30, 2013, respectively, up from $16.1 million and $30.9 million for the same respective periods in 2012. The servicing contract with the Department spans five years (through June 2014), with a five-year renewal at the option of the Department. Although the Company currently anticipates that the Department will exercise its option to renew the servicing contract for an additional five years at the end of the current term in 2014, there can be no assurance of such renewal.

•
Before tax operating margin increased in the three and six months ended June 30, 2013 compared to the same periods in 2012. The Company made investments and incurred certain costs in 2012 to improve performance metrics under the government servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets for this segment were fully amortized in 2012. The decrease in these costs in 2013 compared to 2012 was partially offset by an increase in costs incurred in 2013 to support the increase in volume under the government servicing contract.

Tuition Payment Processing and Campus Commerce

•	Revenue increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 due to an increase in the number of managed tuition payment plans and campus commerce customers.

•
Before tax operating margin increased in the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase was the result of efficiencies gained in the operations of the business and a decrease in amortization expense related to intangible assets. These decreases in expenses in 2013 compared to 2012 were partially offset by an increase in salaries and benefits due to adding personnel to support the increase in the number of tuition payment plans and campus commerce customers.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Enrollment Services

•
Revenue decreased in the three and six months ended June 30, 2013 compared to the same periods in 2012 due to a decrease in inquiry generation and management revenue as a result of the regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. Additionally, clients are shifting marketing budgets to more efficient or lower cost channels, which has caused a reduction in volume.

•
Before tax operating margin increased in the three and six months ended June 30, 2013 compared to the same periods in 2012 due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue in this segment.

Asset Generation and Management

•	The Company acquired $1.1 billion of FFELP student loans during the first six months of 2013, including $403.0 million purchased during the second quarter.

•
During the six months ended June 30, 2013, the Company completed asset-backed securitization transactions for a total original principal amount of $2.8 billion, including $1.2 billion during the second quarter.

•
Core student loan spread increased to 1.52% for the three months ended June 30, 2013, compared to 1.50% for the three months ended March 31, 2013, and increased to 1.51% for the six months ended June 30, 2013, compared to 1.43% for the same period in 2012. This increase was due to the tightening between the interest rate paid by the Company on its liabilities funding student loan assets and the rate earned by the Company on such student loan assets.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended June 30, 2013 and 2012, the Company earned $36.1 million and $37.0 million, respectively, of fixed rate floor income (net of $8.5 million and $3.5 million of derivative settlements, respectively, used to hedge such loans), compared to $71.8 million and $75.1 million for the six months ended June 30, 2013 and 2012, respectively (net of $16.8 million and $6.6 million of derivative settlements, respectively).

Corporate Activities

•
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $6.3 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and $9.2 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively. These amounts include performance fees earned from the sale of securities. As of June 30, 2013, WRCM was managing an investment portfolio of $753.4 million for third-party entities.

Liquidity and Capital Resources

•	As of June 30, 2013, the Company had cash and investments of $245.8 million.

•	For the six months ended June 30, 2013, the Company generated $153.2 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.10 billion as of June 30, 2013.

•
During the six months ended June 30, 2013, the Company repurchased $69.4 million (face amount) of its own asset-backed debt securities for a gain totaling $8.7 million, including $56.4 million (face amount) for a gain of $7.4 million during the second quarter.

•
During the six months ended June 30, 2013, the Company repurchased 279,156 shares of Class A common stock for $9.0 million ($32.20 per share), including 65,621 shares for $2.3 million ($34.82 per share) during the second quarter.

•	During the six months ended June 30, 2013, the Company paid cash dividends of $9.3 million, including $4.6 million ($0.10 per share) during the second quarter.

•
The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and six months ended June 30, 2013 compared to the same periods in 2012 is summarized below.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012	Additional information
Interest income:
Loan interest	$158,063	150,988	313,602	304,046	Increase is due to an increase in gross fixed rate floor income and average student loan balance, partially offset by a slight decrease in gross variable student loan yield.
Investment interest	1,483	1,055	3,100	2,150	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Average cash and investment balances increased year over year.
Total interest income	159,546	152,043	316,702	306,196
Interest expense	58,127	67,476	116,485	136,773	Student loan cost of funds decreased 20 bpts year over year, partially offset by a $0.7 billion (3.0%) increase in average debt balance.
Net interest income	101,419	84,567	200,217	169,423
Less provision for loan losses	5,000	7,000	10,000	13,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans.
Net interest income after provision for loan losses	96,419	77,567	190,217	156,423	See (A) for additional analysis.
Other income (expense):
LGS revenue	60,078	52,391	115,679	101,879	See LGS operating segment - results of operations.
TPP&CC revenue	18,356	16,834	41,767	38,747	See TPP&CC operating segment - results of operations.
NES revenue	24,823	29,710	53,780	61,374	See NES operating segment - results of operations.
Other income	12,288	8,800	21,704	19,754	See (B) for the components of "other income."
Gain on sale of loans and debt repurchases	7,355	935	8,762	935	Gain from the repurchase of the Company's own asset-backed debt securities.
Derivative settlements, net	(8,357)	(2,086)	(16,541)	(1,859)	See (A) for additional analysis.
Derivative market value and foreign currency adjustments, net	48,545	(19,532)	57,801	(34,939)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	163,088	87,052	282,952	185,891
Operating expenses:
Salaries and benefits	47,432	48,703	95,337	97,798
Decrease due to higher costs incurred in 2012 to improve performance metrics under the government servicing contract, partially offset by increases to personnel to support increased servicing volume and TPP&CC revenue.

Cost to provide enrollment services	16,787	20,374	36,429	42,052	See NES operating segment - results of operations.
Depreciation and amortization	4,320	8,226	8,697	16,362	Decrease due to certain intangible assets becoming fully amortized in 2012.
Other	34,365	30,908	69,306	63,171	Increase is due to an increase in third party loan servicing fees as volume on these platforms has grown with recent loan purchases.
Total operating expenses	102,904	108,211	209,769	219,383
Income before income taxes	156,603	56,408	263,400	122,931
Income tax expense	54,746	14,878	93,193	38,108	Increase in effective tax rate in 2013 due to changes in state tax laws in the second quarter of 2012 that reduced expense during the second quarter 2012 by $4.6 million.
Net income	101,857	41,530	170,207	84,823
Net income attributable to noncontrolling interest	614	136	885	288
Net income attributable to Nelnet, Inc.	$101,243	41,394	169,322	84,535
Additional information:
Net income	$101,243	41,394	169,322	84,535
The Company provides non-GAAP information that reflects specific items management believes to be important in the evaluation of its operating results. The Company believes the point-in-time estimates of asset and liability values related to its derivatives and Euro-denominated bonds that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations.

Derivative market value and foreign currency adjustments	(48,545)	19,532	(57,801)	34,939
Tax effect	18,447	(7,422)	21,964	(13,277)
Net income, excluding derivative market value and foreign currency adjustments	$71,145	53,504	133,485	106,197

(A) The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. Net interest income after provision for loan losses, net of settlements on derivatives, includes the following items:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	Additional information
Variable student loan interest margin, net of settlements on derivatives	$58,076	47,606	113,697	94,941
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	36,056	36,984	71,772	75,076
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk" for additional information.

Investment interest	1,483	1,055	3,100	2,150
Non-portfolio related derivative settlements	(512)	(748)	(1,157)	(748)
Corporate debt interest expense	(2,041)	(2,416)	(3,736)	(3,855)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Provision for loan losses	(5,000)	(7,000)	(10,000)	(13,000)
Net interest income after provision for loan losses (net of settlements on derivatives)	$88,062	75,481	173,676	154,564

(B) The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Borrower late fee income	$3,233	3,377	6,738	7,080
Investment advisory fees	6,334	3,000	9,164	6,155
Realized and unrealized gains/(losses) on investments, net	(214)	418	907	1,837
Other	2,935	2,005	4,895	4,682
Other income	$12,288	8,800	21,704	19,754

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,139	$23,727	$22,650	$22,277	$21,926	$21,504	$21,237	$20,820	$20,629
% of total	61.6%	38.6%	29.8%	27.1%	25.6%	23.2%	21.8%	18.5%	17.7%
Number of servicing borrowers:
Government servicing:	441,913	2,804,502	3,036,534	3,096,026	3,137,583	3,588,412	3,892,929	4,261,637	4,396,341
FFELP servicing:	2,311,558	1,912,748	1,799,484	1,779,245	1,724,087	1,659,020	1,626,146	1,586,312	1,529,203
Private servicing:	152,200	155,947	164,554	163,135	161,763	175,070	173,948	170,224	173,588
Total:	2,905,671	4,873,197	5,000,572	5,038,406	5,023,433	5,422,502	5,693,023	6,018,173	6,099,132

Number of remote hosted borrowers:	684,996	545,456	9,566,296	8,645,463	7,909,300	7,505,693	6,912,204	5,001,695	3,218,896

Summary and Comparison of Operating Results

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Net interest income	$9	12	(3)	(25.0)%	$19	32	(13)	(40.6)%
Loan and guaranty servicing revenue	60,078	52,391	7,687	14.7	115,679	101,879	13,800	13.5
Intersegment servicing revenue	13,903	16,401	(2,498)	(15.2)	28,856	33,355	(4,499)	(13.5)
Total other income	73,981	68,792	5,189	7.5	144,535	135,234	9,301	6.9
Salaries and benefits	28,091	28,905	(814)	(2.8)	56,535	57,947	(1,412)	(2.4)
Depreciation and amortization	2,731	4,525	(1,794)	(39.6)	5,520	8,938	(3,418)	(38.2)
Other expenses	18,031	17,539	492	2.8	36,421	36,205	216	0.6
Intersegment expenses, net	851	1,185	(334)	(28.2)	1,786	2,570	(784)	(30.5)
Total operating expenses	49,704	52,154	(2,450)	(4.7)	100,262	105,660	(5,398)	(5.1)
Income before income taxes and corporate overhead allocation	24,286	16,650	7,636	45.9	44,292	29,606	14,686	49.6
Corporate overhead allocation	(1,513)	(1,275)	(238)	18.7	(2,510)	(2,778)	268	(9.6)
Income before income taxes	22,773	15,375	7,398	48.1	41,782	26,828	14,954	55.7
Income tax expense	(8,655)	(5,843)	(2,812)	48.1	(15,878)	(10,195)	(5,683)	55.7
Net income	$14,118	9,532	4,586	48.1%	$25,904	16,633	9,271	55.7%
Before tax operating margin	30.8%	22.3%			28.9%	19.8%

Loan and guaranty servicing revenue.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
FFELP servicing (a)	$6,200	6,166	34	0.6%	$11,522	12,594	(1,072)	(8.5)%
Private servicing	2,437	2,271	166	7.3	4,657	4,539	118	2.6
Government servicing (b)	22,140	16,113	6,027	37.4	42,463	30,923	11,540	37.3
FFELP guaranty collection (c)	18,592	15,305	3,287	21.5	35,660	29,562	6,098	20.6
FFELP guaranty servicing (d)	3,079	3,224	(145)	(4.5)	6,193	6,996	(803)	(11.5)
Software services (e)	7,194	8,928	(1,734)	(19.4)	14,471	16,595	(2,124)	(12.8)
Other	436	384	52	13.5	713	670	43	6.4
Loan and guaranty servicing revenue	$60,078	52,391	7,687	14.7%	$115,679	101,879	13,800	13.5%

(a)
FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios runoff. The decrease was essentially offset in the three months ended June 30, 2013 due to deconversion fees earned during the quarter.

(b)	Government servicing revenue increased due to an increase in the number of borrowers serviced under the government servicing contract.

(c)
The Company earns revenue from getting defaulted FFELP loan assets current on behalf of FFELP guaranty agencies. This revenue has increased based on an increase in defaulted loan volume. However, over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to runoff.

(d)	FFELP guaranty servicing revenue will continue to decrease as FFELP portfolios runoff and guaranty volume decreases.

(e)
A contract with a significant remote hosted customer expires in December 2013. The number of remote hosted borrowers and related revenue has decreased from this customer for the three and six months ended June 30, 2013 compared to the same periods in 2012 as this customer's loan volume is transferred to other servicers. The Company is receiving a portion of these transfers, which has increased the number of full-service borrowers under the Department's servicing contract. Revenue earned from this customer for the three months ended June 30, 2013 and 2012 was $2.2 million and $4.3 million, respectively, and for the six months ended June 30, 2013 and 2012 was $4.5 million and $8.3 million, respectively. Excluding revenue from this customer, software services revenue increased due to an increase in the number of borrowers from other remote hosted customers.

Intersegment servicing revenue. Intersegment servicing revenue includes servicing revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment.

Operating expenses.  Operating expenses decreased for the three and six months ended June 30, 2013 compared to the same periods in 2012. In 2012, the Company made investments and incurred certain costs to improve performance metrics under the government servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets were fully amortized during 2012. Amortization expense for the three and six months ended June 30, 2012 was $2.0 million and $3.0 million, respectively. The decrease in these costs in 2013 compared to 2012 was partially offset by an increase in costs incurred in 2013 to support the increase in volume under the government servicing contract.

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

Summary and Comparison of Operating Results

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Net interest income	$—	1	(1)	(100.0)%	$—	5	(5)	(100.0)%
Tuition payment processing and campus commerce revenue	18,356	16,834	1,522	9.0	41,767	38,747	3,020	7.8
Salaries and benefits	9,427	8,575	852	9.9	18,786	17,193	1,593	9.3
Depreciation and amortization	1,132	1,731	(599)	(34.6)	2,270	3,471	(1,201)	(34.6)
Other expenses	2,192	2,456	(264)	(10.7)	4,479	5,272	(793)	(15.0)
Intersegment expenses, net	1,494	1,330	164	12.3	2,919	2,663	256	9.6
Total operating expenses	14,245	14,092	153	1.1	28,454	28,599	(145)	(0.5)
Income before income taxes and corporate overhead allocation	4,111	2,743	1,368	49.9	13,313	10,153	3,160	31.1
Corporate overhead allocation	(504)	(425)	(79)	18.6	(836)	(926)	90	(9.7)
Income before income taxes	3,607	2,318	1,289	55.6	12,477	9,227	3,250	35.2
Income tax expense	(1,370)	(881)	(489)	55.5	(4,741)	(3,506)	(1,235)	35.2
Net income	$2,237	1,437	800	55.7%	$7,736	5,721	2,015	35.2%
Before tax operating margin	19.6%	13.8%			29.9%	23.8%

Tuition payment processing and campus commerce revenue. Tuition payment processing and campus commerce revenue increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of an increase in the number of managed tuition payment plans, as well as an increase in campus commerce customers.

Operating expenses. Excluding amortization of intangible assets, operating expenses increased $1.0 million (7.9%) and $1.2 million (4.6%) for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 as a result of the following factors:

•
An increase in salaries and benefits due to adding personnel to support the increase in the number of managed tuition payment plans and campus commerce customers. In addition, the Company continues to invest in new products and services to meet customer needs and expand product and service offerings.

•	A partially offsetting decrease in other expenses due to increases in electronic communications and processes that resulted in reductions in paper forms and freight.

Amortization of intangible assets was $0.8 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. Certain intangible assets related to previous acquisitions were fully amortized at the end of 2012.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Enrollment services revenue	$24,823	29,710	(4,887)	(16.4)%	$53,780	61,374	(7,594)	(12.4)%
Salaries and benefits	4,809	6,161	(1,352)	(21.9)	10,576	12,440	(1,864)	(15.0)
Cost to provide enrollment services	16,787	20,374	(3,587)	(17.6)	36,429	42,052	(5,623)	(13.4)
Depreciation and amortization	61	1,617	(1,556)	(96.2)	122	3,234	(3,112)	(96.2)
Other expenses	1,243	1,745	(502)	(28.8)	2,894	3,701	(807)	(21.8)
Intersegment expenses, net	1,130	976	154	15.8	2,279	1,824	455	24.9
Total operating expenses	24,030	30,873	(6,843)	(22.2)	52,300	63,251	(10,951)	(17.3)
Income (loss) before income taxes and corporate overhead allocation	793	(1,163)	1,956	(168.2)	1,480	(1,877)	3,357	(178.8)
Corporate overhead allocation	(504)	(425)	(79)	18.6	(836)	(926)	90	(9.7)
Income (loss) before income taxes	289	(1,588)	1,877	(118.2)	644	(2,803)	3,447	(123.0)
Income tax (expense) benefit	(109)	603	(712)	(118.1)	(244)	1,065	(1,309)	(122.9)
Net income (loss)	$180	(985)	1,165	(118.3)%	$400	(1,738)	2,138	(123.0)%
Before tax operating margin	1.2%	(5.3)%			1.2%	(4.6)%

 Enrollment services revenue, cost to provide enrollment services, and gross profit.

	Three months ended June 30, 2013
	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions	Total
Enrollment services revenue	$3,878	15,550	914	911	3,570	24,823
Cost to provide enrollment services	2,474	13,755	—	30	528	16,787
Gross profit	$1,404	1,795	914	881	3,042	8,036
Gross profit %	36.2%	11.5%

	Three months ended June 30, 2012
	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions	Total
Enrollment services revenue	$4,849	19,057	874	1,050	3,880	29,710
Cost to provide enrollment services	2,860	16,893	—	26	595	20,374
Gross profit	$1,989	2,164	874	1,024	3,285	9,336
Gross profit %	41.0%	11.4%

	Six months ended June 30, 2013
	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions	Total
Enrollment services revenue	$8,305	33,567	2,009	1,997	7,902	53,780
Cost to provide enrollment services	5,229	29,852	—	117	1,231	36,429
Gross profit	$3,076	3,715	2,009	1,880	6,671	17,351
Gross profit %	37.0%	11.1%

	Six months ended June 30, 2012
	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions	Total
Enrollment services revenue	$9,401	39,423	1,768	2,246	8,536	61,374
Cost to provide enrollment services	5,560	35,108	—	83	1,301	42,052
Gross profit	$3,841	4,315	1,768	2,163	7,235	19,322
Gross profit %	40.9%	10.9%

(a)
Inquiry generation revenue decreased $1.0 million (20.0%) and $1.1 million (11.7%) and inquiry management (agency) revenue decreased $3.5 million (18.4%) and $5.9 million (14.9%) for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. Additionally, clients are shifting marketing budgets to more efficient or lower cost channels, which has caused a reduction in volume.

Operating expenses.  Excluding the cost to provide enrollment services and amortization of intangible assets (which were fully amortized in 2012), operating expenses for the three and six months ended June 30, 2013 decreased $2.2 million (23.6%) and $3.3 million (17.2%), respectively, compared to the same periods in 2012 due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue in this segment. Amortization expense for the three and six months ended June 30, 2012 was $1.0 million and $2.0 million, respectively.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

For a summary of the Company’s student loan portfolio as of June 30, 2013 and December 31, 2012, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$25,030,597	23,906,308	24,995,880	24,359,625
Loan acquisitions	403,018	563,297	1,146,784	746,590
Repayments, claims, capitalized interest, participations, and other	(592,099)	(442,489)	(1,146,349)	(879,528)
Consolidation loans lost to external parties	(123,145)	(416,260)	(266,296)	(582,168)
Loans sold	(3)	(28,261)	(11,651)	(61,924)
Ending balance	$24,718,368	23,582,595	24,718,368	23,582,595

Allowance for Loan Losses, Loan Repurchase Obligations, and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. In addition, the Company’s servicing operations are obligated to repurchase certain non-federally insured loans subject to participation interests in the event such loans become 60 or 90 days delinquent, and the Company has also retained credit risk related to certain non-federally insured loans sold and will pay cash to purchase back any of these loans which become 60 days delinquent. Further, delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three and six months ended June 30, 2013 and 2012, and a summary of the Company's student loan delinquency amounts as of June 30, 2013, December 31, 2012, and June 30, 2012, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Six months ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Variable student loan yield, gross	2.58%	2.57%	2.63%	2.57%	2.63%
Consolidation rebate fees	(0.77)	(0.77)	(0.75)	(0.77)	(0.75)
Discount accretion, net of premium and deferred origination costs amortization	0.03	0.03	(0.01)	0.03	(0.02)
Variable student loan yield, net	1.84	1.83	1.87	1.83	1.86
Student loan cost of funds - interest expense	(0.91)	(0.93)	(1.09)	(0.91)	(1.11)
Student loan cost of funds - derivative settlements	0.01	0.01	0.03	0.01	0.05
Variable student loan spread	0.94	0.91	0.81	0.93	0.80
Fixed rate floor income, net of settlements on derivatives	0.58	0.59	0.62	0.58	0.63
Core student loan spread	1.52%	1.50%	1.43%	1.51%	1.43%

Average balance of student loans	$24,798,537	24,781,426	23,863,104	24,789,981	23,990,998
Average balance of debt outstanding	24,832,555	24,823,397	23,953,317	24,828,001	24,094,693

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

Variable student loan spread increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of the tightening of the Asset/Liability Base Rate Spread as reflected in the previous table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income, net of settlements on derivatives.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Six months ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Fixed rate floor income, gross	$44,590	44,020	40,489	88,611	81,718
Derivative settlements (a)	(8,534)	(8,304)	(3,505)	(16,839)	(6,642)
Fixed rate floor income, net	$36,056	35,716	36,984	71,772	75,076
Fixed rate floor income contribution to spread, net	0.58%	0.59%	0.62%	0.58%	0.63%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Summary and Comparison of Operating Results

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Net interest income after provision for loan losses	$96,255	78,223	18,032	23.1%	$189,427	156,906	32,521	20.7%
Other income	3,030	3,581	(551)	(15.4)	7,226	8,581	(1,355)	(15.8)
Gain on sale of loans and debt repurchases	7,355	935	6,420	100.0	8,762	935	7,827	837.1
Derivative market value and foreign currency adjustments, net	43,096	(10,053)	53,149	528.7	48,371	(31,657)	80,028	(252.8)
Derivative settlements, net	(7,845)	(1,339)	(6,506)	485.9	(15,384)	(1,112)	(14,272)	1,283.5
Total other income	45,636	(6,876)	52,512	(763.7)	48,975	(23,253)	72,228	(310.6)
Salaries and benefits	592	542	50	9.2	1,154	1,261	(107)	(8.5)
Other expenses	7,923	3,120	4,803	153.9	15,436	6,752	8,684	128.6
Intersegment expenses, net	14,108	16,635	(2,527)	(15.2)	29,250	33,778	(4,528)	(13.4)
Total operating expenses	22,623	20,297	2,326	11.5	45,840	41,791	4,049	9.7
Income before income taxes and corporate overhead allocation	119,268	51,050	68,218	133.6	192,562	91,862	100,700	109.6
Corporate overhead allocation	(1,081)	(1,400)	319	(22.8)	(1,793)	(2,792)	999	(35.8)
Income before income taxes	118,187	49,650	68,537	138.0	190,769	89,070	101,699	114.2
Income tax expense	(44,911)	(18,866)	(26,045)	138.1	(72,492)	(33,845)	(38,647)	114.2
Net income	$73,276	30,784	42,492	138.0%	$118,277	55,225	63,052	114.2%

Additional information:
Net income	$73,276	30,784	42,492	138.0%	$118,277	55,225	63,052	114.2%
Derivative market value and foreign currency adjustments, net	(43,096)	10,053	(53,149)	(528.7)	(48,371)	31,657	(80,028)	(252.8)
Tax effect	16,376	(3,820)	20,197	(528.7)	18,381	(12,030)	30,411	(252.8)
Net income, excluding derivative market value and foreign currency adjustments	$46,556	37,017	9,539	25.8%	$88,287	74,852	13,435	17.9%

Net interest income after provision for loan losses (net of settlements on derivatives). The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Variable interest income, net of settlements on derivatives (a)	$159,926	157,944	1,982	1.3%	$317,475	319,084	(1,609)	(0.5)%
Consolidation rebate fees (b)	(47,329)	(44,590)	(2,739)	6.1	(94,537)	(89,479)	(5,058)	5.7
Discount accretion, net of premium and deferred origination costs amortization (c)	1,565	(687)	2,252	(327.8)	3,508	(1,746)	5,254	(300.9)
Interest on bonds and notes payable (d)	(56,086)	(65,061)	8,975	(13.8)	(112,749)	(132,918)	20,169	(15.2)
Variable student loan interest margin, net of settlements on derivatives	58,076	47,606	10,470	22.0	113,697	94,941	18,756	19.8
Fixed rate floor income, net of settlements on derivatives (e)	36,056	36,984	(928)	(2.5)	71,772	75,076	(3,304)	(4.4)
Investment interest	112	251	(139)	(55.4)	227	705	(478)	(67.8)
Intercompany interest	(834)	(957)	123	(12.9)	(1,653)	(1,928)	275	(14.3)
Provision for loan losses - federally insured	(5,000)	(7,000)	2,000	(28.6)	(11,000)	(13,000)	2,000	(15.4)
Provision for loan losses - nonfederally insured	—	—	—	—	1,000	—	1,000	100.0
Net interest income after provision for loan losses (net of settlements on derivatives)	$88,410	76,884	11,526	15.0%	$174,043	155,794	18,249	11.7%

(a)
Variable interest income, net of settlements on derivatives, increased for the three months ended June 30, 2013 compared to the same period in 2012 as a result of an increase in the average student loan portfolio of $0.9 billion (3.9%). This increase was partially offset by a decrease in the yield earned on student loans, net of settlements on derivatives, which decreased to 2.59% from 2.66% for the three months ended June 30, 2013 compared to the same period in 2012.

Variable interest income, net of settlements on derivatives, decreased for the six months ended June 30, 2013 compared to the same period in 2012 as a result of a decrease in the yield earned on student loans, net of settlements on derivatives, which decreased to 2.58% from 2.68% for the six months ended June 30, 2013 compared to the same period in 2012. This decrease was partially offset by an increase in the average student loan portfolio of $0.8 billion (3.3%) for the six months ended June 30, 2013 compared to the same period in 2012.

(b)
Consolidation rebate fees increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to an increase in the average consolidation loan balance in 2013 as compared to 2012.

(c)	The accretion of loan discounts (net of amortization of loan premiums) increased as a result of the Company purchasing $3.0 billion of loans during the fourth quarter of 2012 at a net discount.

(d)
Interest on bonds and notes payable decreased as a result of a decrease in the Company’s cost of funds to 0.91% from 1.09% for the three months ended June 30, 2013 and 2012, respectively, and to 0.91% from 1.11% for the six months ended June 30, 2013 and 2012, respectively. The decrease was partially offset by an increase in average debt outstanding of $0.9 billion (3.7%) and $0.7 billion (3.0%) for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

(e)	The high levels of fixed rate floor income earned during the three and six months ended June 30, 2013 and 2012 are due to historically low interest rates.

Other income. The primary component of other income is borrower late fees, which have decreased slightly year over year.

Gain on sale of loans and debt repurchases.  During the three and six months ended June 30, 2013, the Company repurchased its own asset-backed debt securities of $56.4 million (face amount) and $69.4 million (face amount), respectively, resulting in a gain of $7.4 million and $8.7 million, respectively. During the three and six months ended June 30, 2012, the Company repurchased its own asset-backed securities of $17.6 million (face amount) resulting in a gain of $0.9 million.

Other expenses.  Other expenses increased during the three and six months ended June 30, 2013 compared to the same periods in 2012 due to an increase in third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.

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

Sources of Liquidity Currently Available

As of June 30, 2013, the Company had cash and investments of $245.8 million. In addition, the Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2013 and year ended December 31, 2012, the Company's net cash provided by operating activities was $153.2 million and $299.3 million, respectively.

On March 28, 2013, the Company amended its unsecured line of credit to increase the line of credit to $275.0 million and extend the maturity date from February 17, 2016 to March 28, 2018. As of June 30, 2013, no amounts were outstanding on the unsecured line of credit and $275.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has purchased certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2013, the Company holds $192.1 million (face amount) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of June 30, 2013
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$23,679,457	11/25/15 - 8/26/52
FFELP warehouse facilities	1,029,005	4/2/15 - 6/12/16
Other borrowings	61,853	11/14/13 - 11/11/15
	$24,770,315

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

As of June 30, 2013, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.10 billion as detailed below.  The $2.10 billion includes approximately $488.8 million (as of June 30, 2013) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2013.  As of June 30, 2013, the Company had $23.7 billion of loans included in asset-backed securitizations, which represented 95.8 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans currently funded in its warehouse facilities or loans acquired subsequent to June 30, 2013.

FFELP Asset-backed Securitization Cash Flow Forecast (a)
$2.10 billion
(dollars in millions)

(a)	The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $220 million to $280 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $120 million to $160 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of June 30, 2013, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $2.6 million. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2013, the Company had four FFELP warehouse facilities with an aggregate maximum financing amount available of $2.0 billion, of which $1.0 billion was outstanding and $1.0 billion was available for additional funding. Two of the warehouse facilities provide for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of June 30, 2013, the Company had $61.3 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2013, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Other Uses of Liquidity

Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist.

The Company plans to fund future FFELP student loan acquisitions using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securitization market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2013, $317.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first six months of 2013, the Company completed four asset-backed securitizations totaling $2.8 billion. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2013, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of June 30, 2013, the fair value of the Company's derivatives, which had a negative fair value (a liability in the Company's balance sheet), was $24.9 million, and the Company had $4.8 million posted as collateral to derivative counterparties.

Other Debt Facilities

As previously discussed, the Company has a $275.0 million unsecured line of credit with a maturity date of March 28, 2018. As of June 30, 2013, no amounts were outstanding on the unsecured line of credit and $275.0 million was available for future use.

The Company has issued Junior Subordinated Hybrid Securities ("Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2013, $99.2 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income. For the three and six months ended June 30, 2013, the Company recognized a gain of $7.4 million and $8.7 million, respectively, from the repurchase of $56.4 million (face amount) and $69.4 million (face amount), respectively, of its own asset-backed debt securities.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share price and other potential uses of liquidity.

For the three month period ended June 30, 2013, the Company repurchased 65,621 shares for $2.3 million (at an average price of $34.82 per share). Certain of these share repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As of June 30, 2013, 3,985,408 shares remain authorized for purchase under the Company's repurchase program.

Dividends

On June 14, 2013, the Company paid a second quarter 2013 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors declared a third quarter cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The third quarter cash dividend will be paid on September 13, 2013, to shareholders of record at the close of business on August 30, 2013.

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

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of June 30, 2013		As of December 31, 2012
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$11,094,198	44.9%	$11,271,233	45.1%
Variable-rate loan assets	13,624,170	55.1	13,724,647	54.9
Total	$24,718,368	100.0%	$24,995,880	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	24,869,547	100.0	25,270,865	100.0
Total	$24,869,547	100.0%	$25,270,865	100.0%

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula set by the Department and the borrower rate, which is fixed over a period of time. The SAP formula is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to decline. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

No variable-rate floor income was earned by the Company during 2012 and 2013. A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed rate floor income, gross	$44,590	40,489	88,611	81,718
Derivative settlements (a)	(8,534)	(3,505)	(16,839)	(6,642)
Fixed rate floor income, net	$36,056	36,984	71,772	75,076

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of June 30, 2013:

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.87%	0.23%	$1,748,344
3.0 - 3.49%	3.20%	0.56%	2,117,816
3.5 - 3.99%	3.65%	1.01%	1,943,259
4.0 - 4.49%	4.20%	1.56%	1,460,224
4.5 - 4.99%	4.72%	2.08%	837,371
5.0 - 5.49%	5.24%	2.60%	574,321
5.5 - 5.99%	5.67%	3.03%	348,727
6.0 - 6.49%	6.18%	3.54%	406,755
6.5 - 6.99%	6.70%	4.06%	366,797
7.0 - 7.49%	7.17%	4.53%	150,637
7.5 - 7.99%	7.71%	5.07%	258,186
8.0 - 8.99%	8.17%	5.53%	599,016
> 9.0%	9.05%	6.41%	282,745
			$11,094,198

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2013, the weighted average estimated variable conversion rate was 1.82% and the short-term interest rate was 20 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2013 used by the Company to economically hedge a majority of loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$2,000,000	0.71%
2014	1,750,000	0.71
2015	1,100,000	0.89
2016	750,000	0.85
2017	1,250,000	0.86
	$6,850,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2013:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$23,667,673	—
3 month Treasury bill	Varies	1,021,061	—
3 month LIBOR (a) (b)	Quarterly	—	15,552,492
1 month LIBOR	Monthly	—	7,709,331
Auction-rate or remarketing (c)	Varies	—	905,850
Asset-backed commercial paper (d)	Varies	—	540,789
Other (e)		81,581	61,853
		$24,770,315	24,770,315

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2013:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2013 was one-month LIBOR plus 3.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of June 30, 2013, the Company was sponsor for $686.7 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

Sensitivity Analysis

The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, a sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index. The sensitivity analysis was performed on the Company’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of the Company’s interest rate and basis swaps in existence during these periods.

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Three months ended June 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(17,267)	(11.0)%	$(30,223)	(19.3)%	$(4,137)	(2.7)%	$(12,410)	(8.0)%
Impact of derivative settlements	17,144	10.9	51,432	32.8	1,708	1.1	5,123	3.3
Increase (decrease) in net income before taxes	$(123)	(0.1)%	$21,209	13.5%	$(2,429)	(1.6)%	$(7,287)	(4.7)%
Increase (decrease) in basic and diluted earnings per share	$—		$0.28		$(0.03)		$(0.10)

	Three months ended June 30, 2012
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,991)	(28.3)%	$(27,811)	(49.3)%	$(5,956)	(10.6)%	$(17,867)	(31.7)%
Impact of derivative settlements	7,707	13.7	23,121	41.0	536	1.0	1,608	2.9
Increase (decrease) in net income before taxes	$(8,284)	(14.6)%	$(4,690)	(8.3)%	$(5,420)	(9.6)%	$(16,259)	(28.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$(0.06)		$(0.07)		$(0.21)

	Six months ended June 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(33,686)	(12.8)%	$(58,041)	(22.0)%	$(8,627)	(3.3)%	$(25,880)	(9.8)%
Impact of derivative settlements	34,404	13.1	103,212	39.1	3,190	1.2	9,571	3.6
Increase (decrease) in net income before taxes	$718	0.3%	$45,171	17.1%	$(5,437)	(2.1)%	$(16,309)	(6.2)%
Increase (decrease) in basic and diluted earnings per share	$0.01		$0.60		$(0.07)		$(0.22)

	Six months ended June 30, 2012
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(32,545)	(26.5)%	$(56,891)	(46.3)%	$(11,982)	(9.7)%	$(35,945)	(29.2)%
Impact of derivative settlements	15,311	12.5	45,933	37.4	536	0.4	1,608	1.3
Increase (decrease) in net income before taxes	$(17,234)	(14.0)%	$(10,958)	(8.9)%	$(11,446)	(9.3)%	$(34,337)	(27.9)%
Increase (decrease) in basic and diluted earnings per share	$(0.23)		$(0.14)		$(0.16)		$(0.47)

Foreign Currency Exchange Risk

The Company has issued a total of 773.2 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result, the Company is exposed to the market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The Company has entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information, including a summary of the terms of these derivative instrument agreements and the related financial statement impact.

Financial Statement Impact – Derivatives and Foreign Currency Transaction Adjustments

For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value and foreign currency adjustments and derivative settlements, net" included in the consolidated statements of income, see note 4 of the notes to consolidated financial statements included under Part 1, Item 1 of this report.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Note 11 - Legal Proceedings, of the notes to consolidated financial statements included under Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2013 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2013	33,439	$32.89	31,597	4,016,361
May 1 - May 31, 2013	11,089	36.59	10,451	4,005,910
June 1 - June 30, 2013	21,093	36.94	20,502	3,985,408
Total	65,621	$34.82	62,550

(a)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 9,730 shares, 10,451 shares, and 20,502 shares in April, May, and June 2013, respectively, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan pursuant to employee participant instructions to dispose of such shares. Pursuant to an amendment to the 401(k) plan effective January 1, 2013, shares of the Company's Class A common stock are no longer an eligible investment alternative for the Company's matching contributions under the plan. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,842 shares, 638 shares, and 591 shares in April, May, and June 2013, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through March 28, 2018, impose restrictions with respect to the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

•	purchase common stock for issuance pursuant to any employee benefit plans.

ITEM 6.  EXHIBITS

10.1*	Aircraft Purchase Agreement dated as of May 20, 2013, by and between Galena Air Services Company and National Education Loan Network, Inc.

10.2*	First Amendment of Aircraft Purchase Agreement dated as of June 11, 2013, by and between Galena Air Services Company and National Education Loan Network, Inc.

10.3*	Agreement for Purchase and Sale of Interest in Aircraft dated as of June 25, 2013, by and between National Education Loan Network, Inc. and Union Financial Services, Inc.

10.4*	Aircraft Joint Ownership Agreement dated as of June 25, 2013, by and between National Education Loan Network, Inc. and Union Financial Services, Inc.

10.5*	Aircraft Management Agreement, dated as of June 25, 2013, by and between Duncan Aviation, Inc. and National Education Loan Network, Inc. and Union Financial Services, Inc.

31.1*	Certification of Chief Executive Officer Michael S. Dunlap pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Terry J. Heimes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 8, 2013	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer