Form 10-Q
period 2013-09-30
NELNET INC
filed 2013-11-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 34,872,451 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	As of	As of
	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Student loans receivable (net of allowance for loan losses of $54,197 and $51,902, respectively)	$24,701,112	24,830,621
Non-federally insured student loans receivable - held for sale	28,480	—
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	6,421	7,567
Cash and cash equivalents - held at a related party	44,970	58,464
Total cash and cash equivalents	51,391	66,031
Investments	232,663	83,312
Restricted cash and investments	674,926	815,462
Restricted cash - due to customers	93,695	96,516
Accrued interest receivable	303,350	307,518
Accounts receivable (net of allowance for doubtful accounts of $2,510 and $1,529, respectively)	62,951	63,638
Goodwill	117,118	117,118
Intangible assets, net	6,932	9,393
Property and equipment, net	33,013	31,869
Other assets	103,021	88,976
Fair value of derivative instruments	128,276	97,441
Total assets	$26,536,928	26,607,895
Liabilities:
Bonds and notes payable	$24,858,455	25,098,835
Accrued interest payable	14,218	14,770
Other liabilities	171,134	161,671
Due to customers	93,695	96,516
Fair value of derivative instruments	21,513	70,890
Total liabilities	25,159,015	25,442,682
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 34,876,145 shares and 35,116,913 shares, respectively	349	351
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	24,068	32,540
Retained earnings	1,347,609	1,129,389
Accumulated other comprehensive earnings	5,722	2,813
Total Nelnet, Inc. shareholders' equity	1,377,863	1,165,208
Noncontrolling interest	50	5
Total equity	1,377,913	1,165,213
Total liabilities and equity	$26,536,928	26,607,895

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$24,755,486	24,920,130
Restricted cash and investments	673,304	753,511
Fair value of derivative instruments	101,819	82,841
Other assets	305,546	306,454
Bonds and notes payable	(25,017,110)	(25,209,341)
Other liabilities	(311,541)	(348,364)
Net assets of consolidated variable interest entities	$507,504	505,231

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Interest income:
Loan interest	$158,675	150,528	472,277	454,574
Investment interest	1,562	1,140	4,662	3,290
Total interest income	160,237	151,668	476,939	457,864
Interest expense:
Interest on bonds and notes payable	55,315	66,402	171,800	203,175
Net interest income	104,922	85,266	305,139	254,689
Less provision for loan losses	5,000	5,000	15,000	18,000
Net interest income after provision for loan losses	99,922	80,266	290,139	236,689
Other income (expense):
Loan and guaranty servicing revenue	64,582	53,285	180,261	155,164
Tuition payment processing and campus commerce revenue	19,927	17,928	61,694	56,675
Enrollment services revenue	22,563	30,661	76,343	92,035
Other income	8,613	12,699	30,317	32,453
Gain on sale of loans and debt repurchases	2,138	195	10,900	1,130
Derivative market value and foreign currency adjustments and derivative settlements, net	(16,648)	(31,275)	24,612	(68,073)
Total other income	101,175	83,493	384,127	269,384
Operating expenses:
Salaries and benefits	48,712	46,395	144,049	144,193
Cost to provide enrollment services	14,668	20,151	51,097	62,203
Depreciation and amortization	4,340	8,402	13,037	24,764
Other	39,887	29,989	109,193	93,160
Total operating expenses	107,607	104,937	317,376	324,320
Income before income taxes	93,490	58,822	356,890	181,753
Income tax expense	30,444	21,870	123,637	59,978
Net income	63,046	36,952	233,253	121,775
Net income attributable to noncontrolling interest	216	124	1,101	412
Net income attributable to Nelnet, Inc.	$62,830	36,828	232,152	121,363
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.35	0.78	4.98	2.56
Weighted average common shares outstanding - basic and diluted	46,496,612	47,460,308	46,593,241	47,399,207

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012
Net income	$63,046	36,952	233,253	121,775
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during period, net of losses	5,689	133	6,875	1,745
Less reclassification adjustment for gains recognized in net income, net of losses	(730)	(2,618)	(2,246)	(4,848)
Income tax effect	(1,834)	961	(1,720)	1,170
Total other comprehensive income (loss)	3,125	(1,524)	2,909	(1,933)
Comprehensive income	66,171	35,428	236,162	119,842
Comprehensive income attributable to noncontrolling interest	216	124	1,101	412
Comprehensive income attributable to Nelnet, Inc.	$65,955	35,304	235,061	119,430

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of June 30, 2012	—	35,847,801	11,495,377	$—	358	115	52,194	1,092,715	(409)	(368)	293	1,144,898
Net income	—	—	—	—	—	—	—	36,828	—	—	124	36,952
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,524)	—	—	(1,524)
Cash dividend on Class A and Class B common stock - $0.1 per share	—	—	—	—	—	—	—	(4,737)	—	—	—	(4,737)
Issuance of common stock, net of forfeitures	—	(180)	—	—	—	—	271	—	—	—	—	271
Compensation expense for stock based awards	—	—	—	—	—	—	584	—	—	—	—	584
Repurchase of common stock	—	(8,545)	—	—	—	—	(206)	—	—	—	—	(206)
Balance as of September 30, 2012	—	35,839,076	11,495,377	$—	358	115	52,843	1,124,806	(1,933)	(368)	417	1,176,238
Balance as of June 30, 2013	—	34,988,110	11,495,377	$—	350	115	27,004	1,289,416	2,597	—	113	1,319,595
Net income	—	—	—	—	—	—	—	62,830	—	—	216	63,046
Other comprehensive income	—	—	—	—	—	—	—	—	3,125	—	—	3,125
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(279)	(279)
Cash dividend on Class A and Class B common stock - $0.1 per share	—	—	—	—	—	—	—	(4,637)	—	—	—	(4,637)
Issuance of common stock, net of forfeitures	—	(745)	—	—	—	—	264	—	—	—	—	264
Compensation expense for stock based awards	—	—	—	—	—	—	824	—	—	—	—	824
Repurchase of common stock	—	(111,220)	—	—	(1)	—	(4,024)	—	—	—	—	(4,025)
Balance as of September 30, 2013	—	34,876,145	11,495,377	$—	349	115	24,068	1,347,609	5,722	—	50	1,377,913
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	121,363	—	—	412	121,775
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,933)	—	—	(1,933)
Cash dividends on Class A and Class B common stock - $0.3 per share	—	—	—	—	—	—	—	(14,186)	—	—	—	(14,186)
Issuance of common stock, net of forfeitures	—	255,538	—	—	3	—	3,545	—	—	—	—	3,548
Compensation expense for stock based awards	—	—	—	—	—	—	1,573	—	—	—	—	1,573
Repurchase of common stock	—	(59,564)	—	—	(1)	—	(1,520)	—	—	—	—	(1,521)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	772	—	772
Balance as of September 30, 2012	—	35,839,076	11,495,377	$—	358	115	52,843	1,124,806	(1,933)	(368)	417	1,176,238
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	—	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	232,152	—	—	1,101	233,253
Other comprehensive income	—	—	—	—	—	—	—	—	2,909	—	—	2,909
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,061)	(1,061)
Cash dividends on Class A and Class B common stock - $0.3 per share	—	—	—	—	—	—	—	(13,932)	—	—	—	(13,932)
Issuance of common stock, net of forfeitures	—	149,608	—	—	2	—	2,231	—	—	—	—	2,233
Compensation expense for stock based awards	—	—	—	—	—	—	2,308	—	—	—	—	2,308
Repurchase of common stock	—	(390,376)	—	—	(4)	—	(13,011)	—	—	—	—	(13,015)
Balance as of September 30, 2013	—	34,876,145	11,495,377	$—	349	115	24,068	1,347,609	5,722	—	50	1,377,913

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months
	ended September 30,
	2013	2012
Net income attributable to Nelnet, Inc.	$232,152	121,363
Net income attributable to noncontrolling interest	1,101	412
Net income	233,253	121,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	58,330	85,370
Student loan discount accretion	(26,333)	(31,693)
Provision for loan losses	15,000	18,000
Derivative market value adjustment	(73,743)	67,349
Foreign currency transaction adjustment	25,902	(6,186)
Payments to terminate and/or amend derivative instruments, net of proceeds	(6,469)	(6,430)
Gain on sale of loans	(34)	(80)
Gain from debt repurchases	(10,866)	(1,050)
Gain from sales of available-for-sale securities, net	(2,246)	(4,848)
Purchases of student loans - held for sale	(28,480)	—
Deferred income tax expense (benefit)	13,279	(29,141)
Other	2,557	763
Decrease in accrued interest receivable	4,168	40,545
Decrease (increase) in accounts receivable	687	(7,745)
(Increase) decrease in other assets	(2,445)	2,330
Decrease in accrued interest payable	(552)	(2,998)
Increase in other liabilities	598	14,636
Net cash provided by operating activities	202,606	260,597
Cash flows from investing activities:
Purchases of student loans	(1,696,253)	(875,556)
Purchase of student loans from a related party	(466,941)	(299)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	2,269,253	2,500,005
Proceeds from sale of student loans	11,287	92,149
Purchases of available-for-sale securities	(196,657)	(155,057)
Proceeds from sales of available-for-sale securities	52,733	112,854
Purchases of other investments	(8,316)	—
Purchases of property and equipment, net	(11,720)	(7,370)
Decrease (increase) in restricted cash	140,536	(291,239)
Net cash provided by investing activities	93,922	1,375,487
Cash flows from financing activities:
Payments on bonds and notes payable	(4,159,079)	(2,795,019)
Proceeds from issuance of bonds and notes payable	3,888,772	1,232,250
Payments of debt issuance costs	(13,295)	(7,630)
Dividends paid	(13,932)	(14,186)
Repurchases of common stock	(13,015)	(1,521)
Proceeds from issuance of common stock	437	349
Payments received on employee stock notes receivable	—	772
Issuance of noncontrolling interest	5	5
Distribution to noncontrolling interest	(1,061)	—
Net cash used in financing activities	(311,168)	(1,584,980)
Net (decrease) increase in cash and cash equivalents	(14,640)	51,104
Cash and cash equivalents, beginning of period	66,031	42,570
Cash and cash equivalents, end of period	$51,391	93,674
Supplemental disclosures of cash flow information:
Interest paid	$148,482	179,007
Income taxes paid, net of refunds	$114,744	86,798

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2013 and for the three and nine months ended
September 30, 2013 and 2012 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report").

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of		As of
	September 30, 2013		December 31, 2012
	Held for investment	Held for sale	Held for investment
Federally insured loans
Stafford and other	$6,884,348	—	7,261,114
Consolidation	17,908,229	—	17,708,732
Total	24,792,577	—	24,969,846
Non-federally insured loans	66,283	28,480	26,034
	24,858,860	28,480	24,995,880
Loan discount, net of unamortized loan premiums and deferred origination costs	(103,551)	—	(113,357)
Allowance for loan losses – federally insured loans	(42,406)	—	(40,120)
Allowance for loan losses – non-federally insured loans	(11,791)	—	(11,782)
	$24,701,112	28,480	24,830,621
Allowance for federally insured loans as a percentage of such loans	0.17%		0.16%
Allowance for non-federally insured loans as a percentage of such loans	17.79%		45.26%

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$51,611	49,657	51,902	48,482
Provision for loan losses:
Federally insured loans	5,000	5,000	16,000	18,000
Non-federally insured loans	—	—	(1,000)	—
Total provision for loan losses	5,000	5,000	15,000	18,000
Charge-offs:
Federally insured loans	(3,142)	(5,449)	(12,472)	(16,943)
Non-federally insured loans	(906)	(1,058)	(2,270)	(2,355)
Total charge-offs	(4,048)	(6,507)	(14,742)	(19,298)
Recoveries - non-federally insured loans	363	399	1,173	1,104
Purchase (sale) of federally insured loans, net	700	(928)	(1,243)	(2,647)
Transfer from repurchase obligation related to non-federally insured loans repurchased, net	571	588	2,107	2,568
Balance at end of period	$54,197	48,209	54,197	48,209

Allocation of the allowance for loan losses:
Federally insured loans	$42,406	35,614	42,406	35,614
Non-federally insured loans	11,791	12,595	11,791	12,595
Total allowance for loan losses	$54,197	48,209	54,197	48,209

Repurchase Obligations

As of September 30, 2013, the Company had participated a cumulative amount of $98.5 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, in 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of September 30, 2013, the balance of this portfolio was $66.0 million (par value).

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$14,594	17,243	16,130	19,223
Repurchase obligation transferred to the allowance for loan losses related to loans repurchased, net	(571)	(588)	(2,107)	(2,568)
Ending balance	$14,023	16,655	14,023	16,655

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans held for investment that were delinquent 31 days or greater as of September 30, 2013, December 31, 2012, and September 30, 2012 was 13.4 percent, 28.6 percent, and 26.0 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

Rehabilitation Loans and Delinquent Loans Funded in FFELP Warehouse Facilities

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

	As of September 30, 2013		As of December 31, 2012		As of September 30, 2012
Federally insured loans, excluding rehabilitation loans:
Loans in-school/grace/deferment	$2,780,442		$2,949,320		$3,163,918
Loans in forbearance	2,953,119		2,992,023		2,868,168
Loans in repayment status:
Loans current	14,157,330	87.2%	14,583,044	87.6%	13,673,217	87.2%
Loans delinquent 31-60 days	662,814	4.1	652,351	3.9	586,021	3.7
Loans delinquent 61-90 days	354,975	2.2	330,885	2.0	308,377	2.0
Loans delinquent 91-120 days	235,681	1.5	247,381	1.5	237,941	1.5
Loans delinquent 121-270 days	624,042	3.8	603,942	3.6	628,697	4.0
Loans delinquent 271 days or greater	195,853	1.2	220,798	1.4	253,438	1.6
Total loans in repayment	16,230,695	100.0%	16,638,401	100.0%	15,687,691	100.0%
Total federally insured loans, excluding rehabilitation loans	$21,964,256		$22,579,744		$21,719,777

Rehabilitation loans:
Loans in-school/grace/deferment	$259,377		$150,317		$90,836
Loans in forbearance	443,629		330,278		129,257
Loans in repayment status:
Loans current	1,078,730	50.7%	670,205	35.1%	418,584	61.9%
Loans delinquent 31-60 days	188,583	8.9	113,795	6.0	52,053	7.7
Loans delinquent 61-90 days	125,310	5.9	79,691	4.2	35,104	5.2
Loans delinquent 91-120 days	137,016	6.4	186,278	9.8	33,931	5.0
Loans delinquent 121-270 days	354,192	16.7	633,001	33.1	99,041	14.7
Loans delinquent 271 days or greater	241,484	11.4	226,537	11.8	37,025	5.5
Total loans in repayment	2,125,315	100.0%	1,909,507	100.0%	675,738	100.0%
Total rehabilitation loans	2,828,321		2,390,102		895,831
Total federally insured loans	$24,792,577		$24,969,846		$22,615,608

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$22,632,522	0.27% - 6.90%	11/25/15 - 8/26/52
Bonds and notes based on auction or remarketing	890,500	0.08% - 2.13%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	23,523,022
FFELP warehouse facilities	1,277,650	0.18% - 0.28%	1/17/16 - 6/12/16
Unsecured line of credit	75,000	1.68%	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.62%	9/15/61
Other borrowings	61,828	1.68% - 5.10%	11/14/13 - 11/11/15
	25,036,732
Discount on bonds and notes payable	(178,277)
Total	$24,858,455

	As of December 31, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$21,185,140	0.32% - 6.90%	11/25/15 - 8/26/52
Bonds and notes based on auction or remarketing	969,925	0.15% - 2.14%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	22,155,065
FFELP warehouse facilities	1,554,151	0.21% - 0.29%	1/31/15 - 6/30/15
Department of Education Conduit	1,344,513	0.82%	1/19/14
Unsecured line of credit	55,000	1.71%	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.68%	9/15/61
Other borrowings	62,904	1.50% - 5.10%	11/14/13 - 11/11/15
	25,270,865
Discount on bonds and notes payable	(172,030)
Total	$25,098,835

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of September 30, 2013, the Company had four FFELP warehouse facilities as summarized below.

	NHELP-I (a)	NHELP-III (b)	NHELP-II (c)	NFSLW-I (d)	Total
Maximum financing amount	$500,000	750,000	500,000	500,000	2,250,000
Amount outstanding	—	637,770	373,258	266,622	1,277,650
Amount available	$500,000	112,230	126,742	233,378	972,350
Expiration of liquidity provisions		January 16, 2014	February 28, 2014	June 12, 2014
Final maturity date		January 17, 2016	February 28, 2016	June 12, 2016
Maximum advance rates		92.2 - 95%	84.5 - 94.5%	92 - 98%
Minimum advance rates		92.2 - 95%	84.5 - 94.5%	84 - 90%
Advanced as equity support	$—	36,926	33,863	11,647	82,436

(a)	On October 1, 2013, the Company terminated this facility. All loans previously financed in this facility were financed in other warehouse facilities during the third quarter of 2013.

(b)	The Company entered into this facility on January 16, 2013. On September 16, 2013, the Company amended this facility to increase the maximum financing amount from $500 million to $750 million.

(c)	On June 3, 2013, the Company amended this facility to change the terms of the advance rates.

(d)	On June 13, 2013, the Company amended this facility to change the terms of the advance rates and extend the expiration of the liquidity provisions and its final maturity date.

Each FFELP warehouse facility is supported by 364-day liquidity provisions, which are subject to the respective expiration date shown in the previous table. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date. The NFSLW-I warehouse facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed as shown in the table above. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to minimums as disclosed above. The NHELP-III and NHELP-II warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements.

The FFELP warehouse facilities contain financial covenants relating to levels of the Company’s consolidated net worth, ratio of recourse indebtedness to adjusted EBITDA, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.

Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the nine months ended September 30, 2013.

	2013-1	2013-2 (a)	2013-3	2013-4	2013-5 (a)	Total
Date securities issued	1/31/13	2/28/13	4/30/13	6/21/13	9/30/13
Total original principal amount	$437,500	1,122,000	765,000	453,000	399,000	$3,176,500

Class A senior notes:
Total original principal amount	$428,000	1,122,000	745,000	440,000	399,000	3,134,000
Bond discount	—	(3,325)	—	(1,690)	(4,881)	(9,896)
Issue price	$428,000	1,118,675	745,000	438,310	394,119	3,124,104
Cost of funds (1-month LIBOR plus:)	0.60%	0.50%	0.50%	0.50%	0.63%
Final maturity date	6/25/41	7/25/40	2/25/37	12/26/42	1/25/37

Class B subordinated notes:
Total original principal amount	$9,500		20,000	13,000		42,500
Bond discount	(1,525)		(1,762)	(1,804)		(5,091)
Issue price	$7,975		18,238	11,196		37,409
Cost of funds (1-month LIBOR plus:)	1.50%		1.50%	1.50%
Final maturity date	3/25/48		7/25/47	1/25/47

(a)
Total original principal amount excludes the Class B subordinated tranches for the 2013-2 and 2013-5 transactions totaling $34.0 million and $9.0 million, respectively, that were retained at issuance. As of September 30, 2013, the Company has a total of $85.5 million (face amount) of its own Class B subordinated notes remaining from prior completed asset-backed securitizations that are not included in the Company's consolidated balance sheet.

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

Unsecured Line of Credit

On February 17, 2012, the Company entered into a $250.0 million unsecured line of credit. On March 28, 2013, the facility was amended to increase the line of credit to $275.0 million and extend the maturity date from February 17, 2016 to March 28, 2018. There were no significant financial covenant changes made as part of this amendment. As of September 30, 2013, $75.0 million was outstanding on the unsecured line of credit and $200.0 million was available for future use.

Debt Repurchases

The Company repurchased $15.4 million (face amount) and $4.1 million (face amount) of its own asset-backed debt securities during the three months ended September 30, 2013 and 2012, respectively, and recognized gains on such purchases of $2.1 million and $0.2 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company repurchased $84.7 million (face amount) and $21.7 million (face amount) of its own asset-backed debt securities and recognized gains of $10.9 million and $1.1 million, respectively.

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

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. As of September 30, 2013, the Company had $23.7 billion and $1.0 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, the indices for which reset daily, and $15.2 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $8.1 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

The Company has used derivative instruments to economically hedge its basis and repricing risk.  The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

		As of September 30, 2013		As of December 31, 2012
Maturity		Notional amount		Notional amount
2021		$250,000		250,000
2022		1,900,000		1,900,000
2023		3,650,000		3,150,000
2024		250,000		250,000
2026		800,000		800,000
2028		100,000		100,000
2036		700,000		700,000
2039	(a)	150,000		150,000
2040	(b)	200,000		200,000
		$8,000,000	(c)	7,500,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2013 and December 31, 2012, was one-month LIBOR plus 3.5 basis points and one-month LIBOR plus 3.3 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the Special Allowance Payments ("SAP") formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its student loan portfolio with variable rate debt. In low and/or certain declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, these student loans earn at a fixed rate while the interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. All FFELP loans first originated on or after April 1, 2006 effectively earn at the SAP rate, since lenders are required to rebate fixed rate floor income and variable rate floor income for those loans to the Department.

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

As of September 30, 2013 and December 31, 2012, the Company had $11.2 billion and $11.3 billion, respectively, of student loan assets that were earning fixed rate floor income. The weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which the loans would convert to a variable rate, was 1.82%.

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2013		As of December 31, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$—	—%	$3,150,000	0.71%
2014	1,750,000	0.71	1,750,000	0.71
2015	1,100,000	0.89	1,100,000	0.89
2016	750,000	0.85	750,000	0.85
2017	1,250,000	0.86	750,000	0.99
	$4,850,000	0.81%	$7,500,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
Interest Rate Swaps – Unsecured Debt Hedges

As of both September 30, 2013 and December 31, 2012, the Company had $99.2 million of unsecured Junior Subordinated Hybrid Securities debt outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on a portion of the Hybrid Securities to a fixed rate of 7.7%.

	As of September 30, 2013		As of December 31, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%	$75,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Re-measurement of Euro Notes	$(39,974)	(20,799)	(25,902)	6,186
Change in fair value of cross-currency interest rate swaps	39,074	24,586	18,978	(24,934)
Total impact to consolidated statements of income - income (expense) (a)	$(900)	3,787	(6,924)	(18,748)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
1:3 basis swaps	$20,425	12,239	—	1,215
Interest rate swaps - floor income hedges	6,032	—	18,186	45,913
Interest rate swaps - hybrid debt hedges	—	—	3,327	23,762
Cross-currency interest rate swaps	101,819	82,841	—	—
Other	—	2,361	—	—
Total	$128,276	97,441	21,513	70,890

During the three and nine months ended September 30, 2013, the Company terminated certain derivatives for net payments of $2.7 million and $6.5 million, respectively. During the three and nine months ended September 30, 2012, the Company paid $6.4 million to terminate certain derivatives. Any proceeds received or payments made to terminate a derivative in advance of its expiration date are accounted for as a change in fair value of such derivative.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received (a)	Net asset (liability)
Balance as of September 30, 2013	$128,276	(17,991)	(73,734)	36,551
Balance as of December 31, 2012	97,441	(13,234)	(19,993)	64,214

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (b)	Net asset (liability)
Balance as of September 30, 2013	$(21,513)	17,991	4,000	478
Balance as of December 31, 2012	(70,890)	13,234	63,128	5,472

(a)
As of September 30, 2013 and December 31, 2012, the trustee for certain of the Company's asset-backed securitization transactions held $73.7 million and $20.0 million, respectively, of collateral from the counterparty on the cross-currency interest rate swaps.

(b)
As of September 30, 2013 and December 31, 2012, the Company had $4.0 million and $63.1 million, respectively, posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Settlements:
1:3 basis swaps	$781	1,100	2,474	3,651
Interest rate swaps - floor income hedges	(7,178)	(5,595)	(24,017)	(12,237)
Interest rate swaps - hybrid debt hedges	(256)	(733)	(1,413)	(1,479)
Cross-currency interest rate swaps	(35)	227	(273)	3,390
Other	—	(50)	—	(235)
Total settlements - income (expense)	(6,688)	(5,051)	(23,229)	(6,910)
Change in fair value:
1:3 basis swaps	(2,161)	(4,578)	9,402	(2,005)
Interest rate swaps - floor income hedges	(9,599)	(29,903)	33,231	(41,681)
Interest rate swaps - hybrid debt hedges	2,700	1,695	11,790	(890)
Cross-currency interest rate swaps	39,074	24,586	18,978	(24,934)
Other	—	2,775	342	2,161
Total change in fair value - income (expense)	30,014	(5,425)	73,743	(67,349)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	(39,974)	(20,799)	(25,902)	6,186
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(16,648)	(31,275)	24,612	(68,073)

5.    Investments

A summary of the Company's investments and restricted investments follows:

	As of September 30, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$211,548	8,535	(968)	219,115	64,970	3,187	(179)	67,978
Equity securities	1,550	1,519	(5)	3,064	3,449	1,604	(180)	4,873
Total available-for-sale investments	$213,098	10,054	(973)	222,179	68,419	4,791	(359)	72,851
Trading investments:
Student loan asset-backed and other debt securities				10,484				10,461
Total available-for-sale and trading investments				$232,663				83,312
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$6,724				8,830

(a)
As of September 30, 2013, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of September 30, 2013, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(c)	Restricted investments are included in "restricted cash and investments" in the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Three months ended September 30,		Nine months ended September 30,
Affected line item in the consolidated statements of income - income (expense):	2013	2012	2013	2012
Other income	$730	2,618	2,246	4,848
Income tax expense	(270)	(969)	(831)	(1,794)
Net	$460	1,649	1,415	3,054

6.   Income Taxes

The effective tax rate for the three months ended September 30, 2013 and 2012 was 32.6% and 37.2%, respectively, and was 34.8% and 33.0% for the nine months ended September 30, 2013 and 2012, respectively. During the third quarter of 2013, income tax expense was reduced by $4.1 million due to the resolution of various uncertain tax positions relating primarily to prior years resulting from examination closings and lapse of applicable statute of limitations. In addition, the Company reversed $1.3 million ($0.8 million after tax) of interest expense during the third quarter of 2013 related to the resolution of certain tax positions. The reversal of interest expense reduced "interest on bonds and notes payable" in the accompanying consolidated statement of income. During the second quarter of 2012, state income tax laws were enacted that reduced the Company's income tax expense during the second quarter by $4.6 million.

7.   Earnings per Common Share

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

	Three months ended September 30,
	2013			2012
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$62,277	553	62,830	36,538	290	36,828

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,086,743	409,869	46,496,612	47,086,182	374,126	47,460,308
Earnings per share - basic and diluted	$1.35	1.35	1.35	0.78	0.78	0.78

	Nine months ended September 30,
	2013			2012
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$230,141	2,011	232,152	120,452	911	121,363

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,189,200	404,041	46,593,241	47,042,062	357,145	47,399,207
Earnings per share - basic and diluted	$4.98	4.98	4.98	2.56	2.56	2.56

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

As of September 30, 2013, a cumulative amount of 127,129 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

8.    Segment Reporting

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

Segment Results of Operations

The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$10	—	—	10	158,793	2,201	(767)	160,237
Interest expense	—	—	—	—	56,100	(18)	(767)	55,315
Net interest income (loss)	10	—	—	10	102,693	2,219	—	104,922
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income (loss) after provision for loan losses	10	—	—	10	97,693	2,219	—	99,922
Other income (expense):
Loan and guaranty servicing revenue	64,582	—	—	64,582	—	—	—	64,582
Intersegment servicing revenue	13,519	—	—	13,519	—	—	(13,519)	—
Tuition payment processing and campus commerce revenue	—	19,927	—	19,927	—	—	—	19,927
Enrollment services revenue	—	—	22,563	22,563	—	—	—	22,563
Other income	—	—	—	—	3,981	4,632	—	8,613
Gain on sale of loans and debt repurchases	—	—	—	—	2,138	—	—	2,138
Derivative market value and foreign currency adjustments, net	—	—	—	—	(12,660)	2,700	—	(9,960)
Derivative settlements, net	—	—	—	—	(6,432)	(256)	—	(6,688)
Total other income (expense)	78,101	19,927	22,563	120,591	(12,973)	7,076	(13,519)	101,175
Operating expenses:
Salaries and benefits	29,719	9,229	4,491	43,439	555	4,718	—	48,712
Cost to provide enrollment services	—	—	14,668	14,668	—	—	—	14,668
Depreciation and amortization	2,677	1,117	57	3,851	—	489	—	4,340
Other	19,752	1,908	1,556	23,216	7,939	8,732	—	39,887
Intersegment expenses, net	1,457	1,431	1,139	4,027	13,705	(4,213)	(13,519)	—
Total operating expenses	53,605	13,685	21,911	89,201	22,199	9,726	(13,519)	107,607
Income (loss) before income taxes and corporate overhead allocation	24,506	6,242	652	31,400	62,521	(431)	—	93,490
Corporate overhead allocation	(1,822)	(607)	(607)	(3,036)	(1,302)	4,338	—	—
Income (loss) before income taxes	22,684	5,635	45	28,364	61,219	3,907	—	93,490
Income tax (expense) benefit	(8,620)	(2,141)	(17)	(10,778)	(23,263)	3,597	—	(30,444)
Net income (loss)	14,064	3,494	28	17,586	37,956	7,504	—	63,046
Net income attributable to noncontrolling interest	—	—	—	—	—	216	—	216
Net income (loss) attributable to Nelnet, Inc.	$14,064	3,494	28	17,586	37,956	7,288	—	62,830

	Three months ended September 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$12	3	—	15	150,661	1,891	(899)	151,668
Interest expense	—	—	—	—	64,829	2,472	(899)	66,402
Net interest income (loss)	12	3	—	15	85,832	(581)	—	85,266
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income (loss) after provision for loan losses	12	3	—	15	80,832	(581)	—	80,266
Other income (expense):
Loan and guaranty servicing revenue	53,285	—	—	53,285	—	—	—	53,285
Intersegment servicing revenue	15,855	—	—	15,855	—	—	(15,855)	—
Tuition payment processing and campus commerce revenue	—	17,928	—	17,928	—	—	—	17,928
Enrollment services revenue	—	—	30,661	30,661	—	—	—	30,661
Other income	—	—	—	—	5,834	6,865	—	12,699
Gain on sale of loans and debt repurchases	—	—	—	—	195	—	—	195
Derivative market value and foreign currency adjustments, net	—	—	—	—	(30,694)	4,470	—	(26,224)
Derivative settlements, net	—	—	—	—	(4,319)	(732)	—	(5,051)
Total other income (expense)	69,140	17,928	30,661	117,729	(28,984)	10,603	(15,855)	83,493
Operating expenses:
Salaries and benefits	27,716	8,578	5,147	41,441	462	4,492	—	46,395
Cost to provide enrollment services	—	—	20,151	20,151	—	—	—	20,151
Depreciation and amortization	4,691	1,703	1,633	8,027	—	375	—	8,402
Other	16,775	2,285	1,782	20,842	3,451	5,696	—	29,989
Intersegment expenses, net	1,262	1,379	1,000	3,641	16,064	(3,850)	(15,855)	—
Total operating expenses	50,444	13,945	29,713	94,102	19,977	6,713	(15,855)	104,937
Income (loss) before income taxes and corporate overhead allocation	18,708	3,986	948	23,642	31,871	3,309	—	58,822
Corporate overhead allocation	(1,337)	(446)	(446)	(2,229)	(909)	3,138	—	—
Income (loss) before income taxes	17,371	3,540	502	21,413	30,962	6,447	—	58,822
Income tax (expense) benefit	(6,601)	(1,345)	(191)	(8,137)	(11,765)	(1,968)	—	(21,870)
Net income (loss)	10,770	2,195	311	13,276	19,197	4,479	—	36,952
Net income attributable to noncontrolling interest	—	—	—	—	—	124	—	124
Net income (loss) attributable to Nelnet, Inc.	$10,770	2,195	311	13,276	19,197	4,355	—	36,828

	Nine months ended September 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$29	—	—	29	472,622	6,708	(2,420)	476,939
Interest expense	—	—	—	—	170,502	3,718	(2,420)	171,800
Net interest income (loss)	29	—	—	29	302,120	2,990	—	305,139
Less provision for loan losses	—	—	—	—	15,000	—	—	15,000
Net interest income (loss) after provision for loan losses	29	—	—	29	287,120	2,990	—	290,139
Other income (expense):
Loan and guaranty servicing revenue	180,261	—	—	180,261	—	—	—	180,261
Intersegment servicing revenue	42,375	—	—	42,375	—	—	(42,375)	—
Tuition payment processing and campus commerce revenue	—	61,694	—	61,694	—	—	—	61,694
Enrollment services revenue	—	—	76,343	76,343	—	—	—	76,343
Other income	—	—	—	—	11,207	19,110	—	30,317
Gain on sale of loans and debt repurchases	—	—	—	—	10,900	—	—	10,900
Derivative market value and foreign currency adjustments, net	—	—	—	—	35,711	12,130	—	47,841
Derivative settlements, net	—	—	—	—	(21,816)	(1,413)	—	(23,229)
Total other income (expense)	222,636	61,694	76,343	360,673	36,002	29,827	(42,375)	384,127
Operating expenses:
Salaries and benefits	86,254	28,015	15,067	129,336	1,709	13,004	—	144,049
Cost to provide enrollment services	—	—	51,097	51,097	—	—	—	51,097
Depreciation and amortization	8,197	3,387	179	11,763	—	1,274	—	13,037
Other	56,173	6,387	4,450	67,010	23,375	18,808	—	109,193
Intersegment expenses, net	3,243	4,350	3,418	11,011	42,955	(11,591)	(42,375)	—
Total operating expenses	153,867	42,139	74,211	270,217	68,039	21,495	(42,375)	317,376
Income (loss) before income taxes and corporate overhead allocation	68,798	19,555	2,132	90,485	255,083	11,322	—	356,890
Corporate overhead allocation	(4,332)	(1,443)	(1,443)	(7,218)	(3,095)	10,313	—	—
Income (loss) before income taxes	64,466	18,112	689	83,267	251,988	21,635	—	356,890
Income tax (expense) benefit	(24,498)	(6,882)	(261)	(31,641)	(95,755)	3,759	—	(123,637)
Net income (loss)	39,968	11,230	428	51,626	156,233	25,394	—	233,253
Net income attributable to noncontrolling interest	—	—	—	—	—	1,101	—	1,101
Net income (loss) attributable to Nelnet, Inc.	$39,968	11,230	428	51,626	156,233	24,293	—	232,152

	Nine months ended September 30, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$44	8	—	52	455,413	5,226	(2,827)	457,864
Interest expense	—	—	—	—	199,675	6,327	(2,827)	203,175
Net interest income (loss)	44	8	—	52	255,738	(1,101)	—	254,689
Less provision for loan losses	—	—	—	—	18,000	—	—	18,000
Net interest income (loss) after provision for loan losses	44	8	—	52	237,738	(1,101)	—	236,689
Other income (expense):
Loan and guaranty servicing revenue	155,164	—	—	155,164	—	—	—	155,164
Intersegment servicing revenue	49,210	—	—	49,210	—	—	(49,210)	—
Tuition payment processing and campus commerce revenue	—	56,675	—	56,675	—	—	—	56,675
Enrollment services revenue	—	—	92,035	92,035	—	—	—	92,035
Other income	—	—	—	—	14,415	18,038	—	32,453
Gain on sale of loans and debt repurchases	—	—	—	—	1,130	—	—	1,130
Derivative market value and foreign currency adjustments, net	—	—	—	—	(62,351)	1,188	—	(61,163)
Derivative settlements, net	—	—	—	—	(5,431)	(1,479)	—	(6,910)
Total other income (expense)	204,374	56,675	92,035	353,084	(52,237)	17,747	(49,210)	269,384
Operating expenses:
Salaries and benefits	85,663	25,771	17,587	129,021	1,723	13,449	—	144,193
Cost to provide enrollment services	—	—	62,203	62,203	—	—	—	62,203
Depreciation and amortization	13,629	5,174	4,867	23,670	—	1,094	—	24,764
Other	52,980	7,557	5,483	66,020	10,203	16,937	—	93,160
Intersegment expenses, net	3,832	4,042	2,824	10,698	49,842	(11,330)	(49,210)	—
Total operating expenses	156,104	42,544	92,964	291,612	61,768	20,150	(49,210)	324,320
Income (loss) before income taxes and corporate overhead allocation	48,314	14,139	(929)	61,524	123,733	(3,504)	—	181,753
Corporate overhead allocation	(4,115)	(1,372)	(1,372)	(6,859)	(3,701)	10,560	—	—
Income (loss) before income taxes	44,199	12,767	(2,301)	54,665	120,032	7,056	—	181,753
Income tax (expense) benefit	(16,796)	(4,851)	874	(20,773)	(45,610)	6,405	—	(59,978)
Net income (loss)	27,403	7,916	(1,427)	33,892	74,422	13,461	—	121,775
Net income attributable to noncontrolling interest	—	—	—	—	—	412	—	412
Net income (loss) attributable to Nelnet, Inc.	$27,403	7,916	(1,427)	33,892	74,422	13,049	—	121,363

9.    Major Customer

The Company earns loan servicing revenue from a servicing contract with the Department that spans five years (through June 2014).  Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $26.0 million and $19.1 million for the three months ended September 30, 2013 and 2012, respectively, and $68.4 million and $50.1 million for the nine months ended September 30, 2013 and 2012, respectively. The Department has the option to extend the contract for an additional five years. On October 25, 2013, the Company received a letter from the Department notifying the Company of the Department's intent to exercise its optional ordering period to extend the contract for an additional five years through June 16, 2019, with actual extension subject to the availability of government funds.

10. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to the consolidated financial statements included in the Company's 2012 Annual Report.  The following provides an update for related party transactions that have occurred during the first nine months of 2013.

Investment Advisory Services

On February 1, 2013, WRCM established a third private investment fund (“SLABS Fund III”) for the primary purpose of investing and trading in student loan asset-backed securities, and engaging in financial transactions related thereto.  The initial amount invested in SLABS Fund III was $34.5 million, and Michael S. Dunlap, Chief Executive Officer, Chairman, and a significant shareholder of the Company, Angela L. Muhleisen (who is a sister of Mr. Dunlap, as well as Director, Chairperson, President, and Chief Executive Officer of Union Bank and Trust Company ("Union Bank"), an entity under common control with the Company), and WRCM made initial investments in the fund in the amounts of $3.0 million, $2.0 million, and $0.1 million, respectively.  The management agreement for the fund provides non-affiliated limited partners the ability to remove WRCM as manager of the fund without cause. WRCM earns 50 basis points (annually) from SLABS Fund III on the outstanding balance of the investments in the fund, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  In addition, WRCM earns up to 50 percent of the gains from the sale of securities from the fund.  As of September 30, 2013, the outstanding balance of investments in SLABS Fund III was $35.0 million.

Loan Purchases

During the third quarter of 2013, the Company purchased FFELP student loans of $478.3 million (face amount) from Union Bank and recorded a total discount of $11.4 million as a result of these purchases.

Mortgage Servicing Agreement

On May 1, 2013, the Company entered into an agreement with Union Bank under which the Company was engaged by Union Bank to assist in performing various duties in connection with the expansion of Union Bank's mortgage loan operations and the servicing of mortgage loans. Per the terms of the agreement, each party will be responsible for 50 percent of all costs incurred directly related to the expansion of the mortgage loan operations. Additionally, each party will be entitled to receive 50 percent of the net income resulting from the mortgage loan operations. Through September 30, 2013, the Company has paid Union Bank approximately $17,000 for its portion of costs incurred related to the expansion of the mortgage loan operations.

Aircraft Purchase

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

11.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2013.

	As of September 30, 2013			As of December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities	$—	229,095	229,095	—	77,652	77,652
Equity securities	3,064	—	3,064	4,873	—	4,873
Debt securities	504	—	504	787	—	787
Total investments	3,568	229,095	232,663	5,660	77,652	83,312
Fair value of derivative instruments	—	128,276	128,276	—	97,441	97,441
Total assets	$3,568	357,371	360,939	5,660	175,093	180,753
Liabilities:
Fair value of derivative instruments	$—	21,513	21,513	—	70,890	70,890
Total liabilities	$—	21,513	21,513	—	70,890	70,890

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,287,320	24,701,112	—	—	25,287,320
Non-federally insured student loans receivable - held for sale	28,480	28,480	—	—	28,480
Cash and cash equivalents	51,391	51,391	51,391	—	—
Investments	232,663	232,663	3,568	229,095	—
Restricted cash	668,202	668,202	668,202	—	—
Restricted cash – due to customers	93,695	93,695	93,695	—	—
Restricted investments	6,724	6,724	6,724	—	—
Accrued interest receivable	303,350	303,350	—	303,350	—
Derivative instruments	128,276	128,276	—	128,276	—
Financial liabilities:
Bonds and notes payable	24,376,185	24,858,455	—	24,376,185	—
Accrued interest payable	14,218	14,218	—	14,218	—
Due to customers	93,695	93,695	93,695	—	—
Derivative instruments	21,513	21,513	—	21,513	—

	As of December 31, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,418,623	24,830,621	—	—	25,418,623
Cash and cash equivalents	66,031	66,031	66,031	—	—
Investments	83,312	83,312	5,660	77,652	—
Restricted cash	806,632	806,632	806,632	—	—
Restricted cash – due to customers	96,516	96,516	96,516	—	—
Restricted investments	8,830	8,830	8,830	—	—
Accrued interest receivable	307,518	307,518	—	307,518	—
Derivative instruments	97,441	97,441	—	97,441	—
Financial liabilities:
Bonds and notes payable	24,486,008	25,098,835	—	24,486,008	—
Accrued interest payable	14,770	14,770	—	14,770	—
Due to customers	96,516	96,516	96,516	—	—
Derivative instruments	70,890	70,890	—	70,890	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to the consolidated financial statements included in the 2012 Annual Report.

12. Legal Proceedings

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

In evaluating each of its legal proceedings, the Company considers many factors that involve significant risks and uncertainties inherent in the overall litigation process, including (i) the amount of damages and the nature of any other relief sought in the proceeding, if specified; (ii) whether the proceeding is at an early stage; (iii) the impact of discovery; (iv) whether novel or unsettled legal theories are at issue; (v) the outcome of pending motions or appeals; (vi) whether there are significant factual issues to be resolved; (vii) whether class action status is sought and the Company's views of the likelihood of a class being certified by the court and the ultimate size of the class; (viii) the jurisdiction in which the proceeding is pending; (ix) the Company's views of the merits of the claims and of the strength of the Company's defenses; and (x) the progress of any negotiations with opposing parties. In assessing whether a legal proceeding may be material, the Company considers these and other quantitative and qualitative factors, including whether disclosure of the proceeding might be important to a reader of the Company's financial statements in light of all of the information about the Company that is available to the reader.

Actions Requesting Certifications of Classes

Proceedings or complaints that involve or ask for certifications of classes generally expand the scope of legal defense costs, as well as alleged potential claim amounts. The Company is currently subject to three legal proceedings in which the plaintiffs have made allegations that one or more putative classes should be certified by the applicable court. It is significant to note that no putative class has actually been certified in any of these proceedings, the Company's position is that class certification would be inappropriate in each such proceeding described below, and the Company intends to vigorously contest such certification. The Company has accrued an immaterial amount related to the legal proceedings described below. However, due to the relatively early stage of these matters and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of its exposure to any reasonably possible losses or range of reasonably possible losses, in excess of the amount accrued, cannot currently be made.

•	Bais Yaakov of Spring Valley v. Peterson's Nelnet, LLC

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of Nelnet, Inc. ("Nelnet"), was filed in the U.S. federal District Court for the District of New Jersey (the “New Jersey District Court”). The complaint alleges that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language. The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes. The complaint further alleges that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint seeks to establish a class action. On September 13, 2013, the named plaintiff filed a motion for class certification, and on October 7, 2013, Peterson's filed a motion to dismiss the named plaintiff's motion for class certification. As of the filing date of this report, the New Jersey District Court has not established, recognized, or certified a class. Peterson's intends to continue to contest the suit vigorously.

•	Than Zaw v. Nelnet, Inc.

On January 18, 2013, a Third Amended Complaint was served on Nelnet in connection with a lawsuit by Than Zaw against Nelnet (erroneously referred to in the lawsuit as Nelnet Business Solutions, Inc.) in the Superior Court of the State of California, Contra Costa County (the “California State Court”). The lawsuit was originally instituted on December 30, 2010, and alleges that Nelnet violated the California Fair Debt Collection Practices Act in its interactions with the plaintiff, a California resident. The plaintiff's Third Amended Complaint added additional allegations claiming that Nelnet violated Section 632 of the California Penal Code by allegedly recording one or more telephone calls to the plaintiff without the plaintiff's consent, and sought $5,000 in statutory damages per alleged violation. The Third Amended Complaint further alleged that Nelnet improperly recorded telephone calls to other California residents without such persons' consent, and sought to establish a class action with respect to the California Section 632 claim. As of the filing date of this report, the Court has not established, recognized, or certified a class. On October 16, 2013, Nelnet and the named plaintiff reached an agreement in principle whereby Nelnet would, without admitting any wrongdoing or liability, settle all claims in the lawsuit, including potential class action claims, for payment of an immaterial amount. The settlement agreement in principle is subject to finalization and court approval.

•	Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's, CUnet, LLC (“CUnet”), a subsidiary of Nelnet, and on Nelnet (collectively, the "Defendants"), in connection with a lawsuit by Grant Keating in the United States District Court for the Northern District of Ohio (the “Ohio District Court”). The lawsuit was originally instituted on August 24, 2011, and alleges that the Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the plaintiff's express consent. The complaint also alleges that this text message violated the TCPA, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleges that the Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent. The complaint seeks to establish a class action. On August 29, 2013, the Defendants filed motions for summary judgment, and the named plaintiff filed a motion for class certification. As of the filing date of this report, the Ohio District Court has not established, recognized, or certified a class. The Defendants intend to defend themselves vigorously in this lawsuit.

13. Subsequent Events

On October 31, 2013, the Company purchased GCO Education Loan Funding Trust-II, giving the Company rights to the residual interest in $1.6 billion of FFEL Program loans. The trust includes FFELP loans funded to term with notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). The student loans and debt within the trust will be included in the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2013 and 2012. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives to consolidate existing FFELP loans to the Federal Direct Loan Program, risks related to the availability of government funds and actual extension of the Company's loan servicing contract with the Department for an additional five years, and the Company's ability to maintain or increase volumes under that contract, and the Company's ability to comply with agreements with third-party customers for the servicing of FFELP and Federal Direct Loan Program loans;

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
GAAP net income attributable to Nelnet, Inc.	$62,830	36,828	232,152	121,363
Derivative market value and foreign currency adjustments, net of tax	6,175	16,259	(29,661)	37,921
Net income, excluding derivative market value and foreign currency adjustments (a)	$69,005	53,087	202,491	159,284

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.35	0.78	4.98	2.56
Derivative market value and foreign currency adjustments, net of tax	0.13	0.34	(0.63)	0.80
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.48	1.12	4.35	3.36

(a)
The Company provides non-GAAP information that reflects specific items management believes to be important in the evaluation of its financial position and performance. "Derivative market value and foreign currency adjustments" include (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The Company believes these point-in-time estimates of asset and liability values related to these financial instruments that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations. Accordingly, the Company provides operating results excluding these items for comparability purposes.

The increase in earnings for the 2013 periods compared to the 2012 periods was due to an increase in net interest income earned from the Company's student loan portfolio and an increase in revenue and operating margin from the Company's fee-based operating segments.

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2013, the Company had a $24.7 billion student loan portfolio that will amortize over the next approximately 20 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

The information below provides the operating results for each reportable operating segment for the three and nine months ended September 30, 2013 and 2012 (dollars in millions).

(a)
Revenue includes intersegment revenue of $13.5 million and $15.9 million for the three months ended September 30, 2013 and 2012, respectively, and $42.4 million and $49.2 million for the nine months ended September 30, 2013 and 2012, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was an expense of $12.7 million and $30.7 million for the three months ended September 30, 2013 and 2012, respectively, and income of $35.7 million and an expense of $62.4 million for the nine months ended September 30, 2013 and 2012, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was an expense of $7.8 million and $19.0 million for the three months ended September 30, 2013 and 2012, respectively, and income of $22.1 million and an expense of $38.7 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•	As of September 30, 2013, the Company was servicing $135.0 billion in FFELP, private, and government owned student loans, as compared with $92.5 billion of loans as of September 30, 2012.

•
Revenue increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to growth in servicing volume under the Company's contract with the Department and an increase in collection revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. These increases were partially offset by decreases in traditional FFELP and guaranty servicing revenue.

•
As of September 30, 2013, the Company was servicing $106.9 billion of loans for 5.1 million borrowers on behalf of the Department, compared with $63.6 billion of loans for 3.6 million borrowers as of September 30, 2012. Revenue from this contract increased to $26.0 million and $68.4 million for the three and nine months ended September 30, 2013, respectively, up from $19.1 million and $50.1 million for the same respective periods in 2012. The servicing contract with the Department spans five years (through June 2014), with a five-year extension at the option of the Department. On October 25, 2013, the Company received a letter from the Department notifying the Company of the Department's intent to exercise its optional ordering period to extend the contract for an additional five years through June 16, 2019, with actual extension subject to the availability of government funds.

•
Before tax operating margin increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012. The Company made investments and incurred certain costs in 2012 to improve performance metrics under the government servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets for this segment were fully amortized in 2012. Salaries and benefits and other expense increased in 2013 to support the increase in volume under the government servicing contract and due to an increase in costs related to getting defaulted FFELP loan assets current on behalf of guaranty agencies.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to an increase in the number of managed tuition payment plans, campus commerce customers, and new school customers.

•
Before tax operating margin increased in the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase was the result of efficiencies gained in the operations of the business and a decrease in amortization expense related to intangible assets. These decreases in expenses in 2013 compared to 2012 were partially offset by an increase in salaries and benefits due to adding personnel to support the increase in the number of tuition payment plans and campus commerce customers.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Enrollment Services

•
Revenue decreased in the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to a decrease in inquiry generation and management revenue as a result of the regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. Additionally, clients are shifting marketing budgets to more efficient or lower cost channels, which has caused a reduction in volume.

•	The Company continues to focus on improving the profitability of this segment by reducing operating expenses in reaction to the ongoing decline in revenue and gross margin.

Asset Generation and Management

•
The Company acquired $2.2 billion of FFELP student loans during the first nine months of 2013, including $1.1 billion purchased during the third quarter. The average loan portfolio balance for the three months ended September 30, 2013 and 2012 was $24.5 billion and $23.0 billion, respectively.

•
On October 31, 2013, the Company purchased a student loan securitization trust, giving the Company rights to the residual interest in $1.6 billion of FFELP student loans. The trust includes student loans funded to term with notes payable. The student loans and debt within the trust will be included in the Company's consolidated financial statements.

•
Core student loan spread increased to 1.57% for the three months ended September 30, 2013, compared to 1.44% for the three months ended September 30, 2012, and increased to 1.53% for the nine months ended September 30, 2013, compared to 1.43% for the same period in 2012. This increase was due to the improved corresponding relationship between the interest rate indices governing what the Company earns on its loans and what the Company pays to fund such loans.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended September 30, 2013 and 2012, the Company earned $37.8 million and $34.7 million, respectively, of fixed rate floor income (net of $7.2 million and $5.6 million of derivative settlements, respectively, used to hedge such loans), and $109.6 million and $109.8 million for the nine months ended September 30, 2013 and 2012, respectively (net of $24.0 million and $12.2 million of derivative settlements, respectively).

Corporate Activities

•
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $2.4 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $11.5 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. These amounts include performance fees earned from the sale of managed securities. As of September 30, 2013, WRCM was managing an investment portfolio of $942.8 million for third-party entities.

Liquidity and Capital Resources

•	As of September 30, 2013, the Company had cash and investments of $284.1 million.

•	For the nine months ended September 30, 2013, the Company generated $202.6 million in net cash provided by operating activities.

•
Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.10 billion as of September 30, 2013.

•
As of September 30, 2013, $75.0 million was outstanding on the Company's unsecured line of credit and $200.0 million was available for future use. The unsecured line of credit has a maturity date of March 28, 2018.

•
During the nine months ended September 30, 2013, the Company repurchased $84.7 million (face amount) of its own asset-backed debt securities for a gain totaling $10.9 million, including $15.4 million (face amount) for a gain of $2.1 million during the third quarter.

•
During the nine months ended September 30, 2013, the Company repurchased 390,376 shares of Class A common stock for $13.0 million ($33.34 per share), including 111,220 shares for $4.0 million ($36.19 per share) during the third quarter. Included in the shares purchased during the third quarter were 107,614 shares remaining in the Company's 401(k) plan. Pursuant to an amendment to the 401(k) plan effective January 1, 2013, shares of the Company's Class A common stock are no longer an eligible investment alternative for the Company's matching contributions under the plan, and after this purchase, no shares of the Company's Class A common stock are held in the Company's 401(k) plan.

•	During the nine months ended September 30, 2013, the Company paid cash dividends of $13.9 million, including $4.6 million ($0.10 per share) during the third quarter.

•
The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and nine months ended September 30, 2013 compared to the same periods in 2012 is summarized below.

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

The Company operates as four distinct operating segments as described previously. For a reconciliation of the segment operating results to the consolidated results of operations, see note 8 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a segment basis.

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012	Additional information
Loan interest	$158,675	150,528	472,277	454,574
Increase is due to an increase in the average student loan balance, gross fixed rate floor income, and student loan discount accretion (net), partially offset by a slight decrease in gross variable student loan yield.

Investment interest	1,562	1,140	4,662	3,290	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Average investment balances increased year over year.
Total interest income	160,237	151,668	476,939	457,864
Interest expense	55,315	66,402	171,800	203,175	Decrease is due to a decrease in student loan cost of funds, partially offset by an increase in average debt balance.
Net interest income	104,922	85,266	305,139	254,689	See table below for additional analysis.
Less provision for loan losses	5,000	5,000	15,000	18,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans.
Net interest income after provision for loan losses	99,922	80,266	290,139	236,689
Other income (expense):
LGS revenue	64,582	53,285	180,261	155,164	See LGS operating segment - results of operations.
TPP&CC revenue	19,927	17,928	61,694	56,675	See TPP&CC operating segment - results of operations.
NES revenue	22,563	30,661	76,343	92,035	See NES operating segment - results of operations.
Other income	8,613	12,699	30,317	32,453	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	2,138	195	10,900	1,130	Gain is primarily from the repurchase of the Company's own asset-backed debt securities.
Derivative settlements, net	(6,688)	(5,051)	(23,229)	(6,910)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	(9,960)	(26,224)	47,841	(61,163)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	101,175	83,493	384,127	269,384
Operating expenses:
Salaries and benefits	48,712	46,395	144,049	144,193	Increases due to additional personnel to support increased servicing volume and TPP&CC revenue were partially offset by expense reductions at NES.
Cost to provide enrollment services	14,668	20,151	51,097	62,203	See NES operating segment - results of operations.
Depreciation and amortization	4,340	8,402	13,037	24,764	Decrease is due to certain intangible assets becoming fully amortized in 2012.
Other	39,887	29,989	109,193	93,160
Increase is due to an increase in (i) third party loan servicing fees incurred by AGM as volume at third parties has grown with recent loan purchases, (ii) costs incurred by LGS to support increased servicing volume; and (iii) collection costs incurred by LGS related to getting defaulted FFELP loans current on behalf of guaranty agencies.

Total operating expenses	107,607	104,937	317,376	324,320
Income before income taxes	93,490	58,822	356,890	181,753
Income tax expense	30,444	21,870	123,637	59,978
Effective tax rate: Q3 2013 - 32.6%; Q3 2012 - 37.2%; YTD 2013 34.8%; YTD 2012 - 33.0%. During the third quarter of 2013, income tax expense was reduced by $4.1 million due to the resolution of certain tax positions. During the second quarter of 2012, state income tax laws were enacted that reduced the Company's income tax expense during the second quarter by $4.6 million.

Net income	63,046	36,952	233,253	121,775
Net income attributable to noncontrolling interest	216	124	1,101	412
Net income attributable to Nelnet, Inc.	$62,830	36,828	232,152	121,363
Additional information:
Net income attributable to Nelnet, Inc.	$62,830	36,828	232,152	121,363
The Company provides non-GAAP information that reflects specific items management believes to be important in the evaluation of its operating results. The Company believes the point-in-time estimates of asset and liability values related to its derivatives and Euro-denominated bonds that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations. These items are excluded here for comparability purposes.

Derivative market value and foreign currency adjustments	9,960	26,224	(47,841)	61,163
Tax effect	(3,785)	(9,965)	18,180	(23,242)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$69,005	53,087	202,491	159,284

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	Additional information
Variable student loan interest margin, net of settlements on derivatives	$59,100	47,543	172,797	142,484
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	37,810	34,736	109,582	109,812
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	1,562	1,140	4,662	3,290
Non-portfolio related derivative settlements	(256)	(732)	(1,413)	(1,480)
Corporate debt interest expense	18	(2,472)	(3,718)	(6,327)
Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit. During the third quarter of 2013, the Company reversed $1.3 million of interest expense related to the resolution of certain tax positions.

Net interest income (net of settlements on derivatives)	$98,234	80,215	281,910	247,779

The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Borrower late fee income	$2,927	3,586	9,665	10,665
Investment advisory fees	2,352	2,639	11,516	8,793
Realized and unrealized gains/(losses) on investments, net	1,096	3,993	2,002	5,830
Other	2,238	2,481	7,134	7,165
Other income	$8,613	12,699	30,317	32,453

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Government Servicing
Private Servicing
FFELP Servicing
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$37,550
$3,439
$1,722
$32,388
$61,477
$30,286
$1,791
$29,400
$76,120
$46,115
$1,931
$28,073
$82,078
$51,772
$2,045
$28,261
$85,490
$56,037
$2,015
$27,437
$92,530
$63,637
$2,106
$26,787
$97,492
$68,780
$2,103
$26,609
$112,841
$84,597
$2,173
$26,071
$116,811
$89,173
$2,364
$25,273
$134,989
$106,933
$2,505
$25,552
Dec 31, 09
Dec 31, 10
Dec 31, 11
Mar 31, 12
Jun 30, 12
Sep 30, 12
Dec 31, 12
Mar 31, 13
Jun 30, 13
Sep 30, 13

Company owned	$23,139	$23,727	$22,650	$22,277	$21,926	$21,504	$21,237	$20,820	$20,629	$20,715
% of total	61.6%	38.6%	29.8%	27.1%	25.6%	23.2%	21.8%	18.5%	17.7%	15.3%
Number of servicing borrowers:
Government servicing:	441,913	2,804,502	3,036,534	3,096,026	3,137,583	3,588,412	3,892,929	4,261,637	4,396,341	5,145,901
FFELP servicing:	2,311,558	1,912,748	1,799,484	1,779,245	1,724,087	1,659,020	1,626,146	1,586,312	1,529,203	1,507,452
Private servicing:	152,200	155,947	164,554	163,135	161,763	175,070	173,948	170,224	173,588	178,935
Total:	2,905,671	4,873,197	5,000,572	5,038,406	5,023,433	5,422,502	5,693,023	6,018,173	6,099,132	6,832,288

Number of remote hosted borrowers:	684,996	545,456	9,566,296	8,645,463	7,909,300	7,505,693	6,912,204	5,001,695	3,218,896	1,986,866

In June 2009, the Company was one of four private sector companies awarded a student loan servicing contract by the Department. The Department ranks the performance of its servicers quarterly based on five performance metrics to determine the loan servicing volume allocation each servicer will receive in the following contract year. Based on these performance metrics, the Company achieved the first place ranking for the 2013-2014 contract year; as a result, the Company is being allocated 30 percent of new loan volume originated by the Department during the fifth year of the servicing contract. The Department has projected that it will originate new loans for approximately 3.1 million borrowers in total during the fifth year of this contract. The contract expires in June 2014, with a five-year extension at the option of the Department. On October 25, 2013, the Company received a letter from the Department notifying the Company of the Department's intent to exercise its optional ordering period to extend the contract for an additional five years through June 16, 2019, with actual extension subject to the availability of government funds.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2013	2012	2013	2012
Net interest income	$10	12	29	44
Loan and guaranty servicing revenue	64,582	53,285	180,261	155,164	See table below for additional analysis.
Intersegment servicing revenue	13,519	15,855	42,375	49,210	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment.
Total other income	78,101	69,140	222,636	204,374
Salaries and benefits	29,719	27,716	86,254	85,663	Increase due to additional personnel to support the increase in volume under the government servicing contract.
Depreciation and amortization	2,677	4,691	8,197	13,629	Intangible assets were fully amortized during 2012. Amortization expense for the three and nine months ended September 30, 2012 was $2.2 million and $6.5 million, respectively.
Other expenses	19,752	16,775	56,173	52,980	Increase due to additional servicing volume and collection costs incurred related to getting defaulted FFELP loan assets current on behalf of guaranty agencies.
Intersegment expenses, net	1,457	1,262	3,243	3,832
Total operating expenses	53,605	50,444	153,867	156,104
Income before income taxes and corporate overhead allocation	24,506	18,708	68,798	48,314
Corporate overhead allocation	(1,822)	(1,337)	(4,332)	(4,115)
Income before income taxes	22,684	17,371	64,466	44,199
Income tax expense	(8,620)	(6,601)	(24,498)	(16,796)
Net income	$14,064	10,770	39,968	27,403
Before tax operating margin	29.0%	25.1%	29.0%	21.6%

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2013	2012	2013	2012
FFELP servicing	$4,688	5,848	16,210	18,442	Decrease will continue as third-party customers' FFELP portfolios run off.
Private servicing	2,410	2,305	7,067	6,846
Government servicing	25,963	19,140	68,425	50,063	Increase due to an increase in the number of borrowers serviced under the government servicing contract.
FFELP guaranty collection	18,639	14,032	54,299	43,594
The Company earns revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. This revenue has increased based on an increase in defaulted loan volume. However, over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off.

FFELP guaranty servicing	3,027	3,216	9,220	10,212	Decrease will continue as FFELP portfolios run off and guaranty volume decreases.
Software services	9,389	8,515	23,861	25,108

A contract with a significant remote hosted customer expires in December 2013. The number of remote hosted borrowers and related revenue decreased from this customer in 2013 compared to the same periods in 2012 as this customer's loan volume is transferred to other servicers. The Company is receiving a portion of these transfers, which has increased the number of full-service borrowers under the Department's servicing contract. Revenue earned from this customer for the three months ended September 30, 2013 and 2012 was $2.4 million and $3.6 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $6.8 million and $11.9 million, respectively. Excluding revenue from this customer, software services revenue increased due to an increase in the number of borrowers from other remote hosted customers.

Other	466	229	1,179	899
Loan and guaranty servicing revenue	$64,582	53,285	180,261	155,164

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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2013	2012	2013	2012
Net interest income	$—	3	—	8
Tuition payment processing and campus commerce revenue	19,927	17,928	61,694	56,675	Increase due to an increase in the number of managed tuition payment plans, campus commerce customers, and new school customers.
Salaries and benefits	9,229	8,578	28,015	25,771	Increase due to additional personnel to support the increase in payment plans and customers.
Depreciation and amortization	1,117	1,703	3,387	5,174
Certain intangible assets were fully amortized at the end of 2012. Amortization of intangible assets was $0.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $2.5 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Other expenses	1,908	2,285	6,387	7,557	Implementation of electronic communications and processes has resulted in reductions in paper forms and freight which have decreased expenses.
Intersegment expenses, net	1,431	1,379	4,350	4,042
Total operating expenses	13,685	13,945	42,139	42,544
Income before income taxes and corporate overhead allocation	6,242	3,986	19,555	14,139
Corporate overhead allocation	(607)	(446)	(1,443)	(1,372)
Income before income taxes	5,635	3,540	18,112	12,767
Income tax expense	(2,141)	(1,345)	(6,882)	(4,851)
Net income	$3,494	2,195	11,230	7,916
Before tax operating margin	28.2%	19.7%	29.4%	22.5%

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2013	2012	2013	2012
Enrollment services revenue	$22,563	30,661	76,343	92,035	See table below for additional analysis.
Salaries and benefits	4,491	5,147	15,067	17,587	Decrease due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue.
Cost to provide enrollment services	14,668	20,151	51,097	62,203	See table below for additional analysis.
Depreciation and amortization	57	1,633	179	4,867	Intangible assets were fully amortized in 2012. Amortization expense for the three and nine months ended September 30, 2012 was $1.0 million and $3.0 million, respectively.
Other expenses	1,556	1,782	4,450	5,483	Decrease is due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue.
Intersegment expenses, net	1,139	1,000	3,418	2,824
Total operating expenses	21,911	29,713	74,211	92,964
Income (loss) before income taxes and corporate overhead allocation	652	948	2,132	(929)
Corporate overhead allocation	(607)	(446)	(1,443)	(1,372)
Income (loss) before income taxes	45	502	689	(2,301)
Income tax (expense) benefit	(17)	(191)	(261)	874
Net income (loss)	$28	311	428	(1,427)
Before tax operating margin	0.2%	1.6%	0.9%	(2.5)%

The following tables summarize the components of "Enrollment services revenue" and "Cost to provide enrollment services."

	Three months ended September 30, 2013
	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions (b)	Total
Enrollment services revenue	$3,186	13,386	988	1,016	3,987	22,563
Cost to provide enrollment services	2,183	11,750	—	53	682	14,668
Gross profit	$1,003	1,636	988	963	3,305	7,895
Gross profit %	31.5%	12.2%

	Three months ended September 30, 2012
Enrollment services revenue	$4,479	18,595	1,116	1,177	5,294	30,661
Cost to provide enrollment services	2,692	16,646	—	57	756	20,151
Gross profit	$1,787	1,949	1,116	1,120	4,538	10,510
Gross profit %	39.9%	10.5%

	Nine months ended September 30, 2013
Enrollment services revenue	$11,492	46,953	2,997	3,014	11,887	76,343
Cost to provide enrollment services	7,412	41,602	—	170	1,913	51,097
Gross profit	$4,080	5,351	2,997	2,844	9,974	25,246
Gross profit %	35.5%	11.4%

	Nine months ended September 30, 2012
Enrollment services revenue	$13,880	57,668	3,233	3,424	13,830	92,035
Cost to provide enrollment services	8,252	51,753	—	140	2,058	62,203
Gross profit	$5,628	5,915	3,233	3,284	11,772	29,832
Gross profit %	40.5%	10.3%

(a)
Inquiry generation revenue decreased $1.3 million (28.9%) and $2.4 million (17.2%) and inquiry management (agency) revenue decreased $5.2 million (28.0%) and $10.7 million (18.6%) for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. Additionally, clients are shifting marketing budgets to more efficient or lower cost channels, which has caused a reduction in volume. The decrease in inquiry generation gross profit margin is due to increased costs for higher quality sources and a shift in revenue from higher profit margin clients to clients with lower profit margins.

(b)
Content solutions revenue decreased $1.3 million (24.7%) and $1.9 million (14.0%) for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 due to the divesture of the Company's list marketing business during 2013.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

For a summary of the Company’s student loan portfolio as of September 30, 2013 and December 31, 2012, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$24,718,368	23,582,595	24,995,880	24,359,625
Loan acquisitions	1,053,972	152,016	2,200,756	898,606
Repayments, claims, capitalized interest, participations, and other	(750,422)	(466,355)	(1,896,771)	(1,345,883)
Consolidation loans lost to external parties	(134,578)	(590,148)	(400,874)	(1,172,316)
Loans sold	—	(33,228)	(11,651)	(95,152)
Ending balance	$24,887,340	22,644,880	24,887,340	22,644,880

On October 31, 2013, the Company purchased a student loan securitization trust, giving the Company rights to the residual interest in $1.6 billion of FFELP student loans. The trust includes student loans funded to term with notes payable. The student loans and debt within the trust will be included in the Company's consolidated financial statements.

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

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three and nine months ended September 30, 2013 and 2012, and a summary of the Company's student loan delinquency amounts as of September 30, 2013, December 31, 2012, and September 30, 2012, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Nine months ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Variable student loan yield, gross	2.58%	2.58%	2.65%	2.57%	2.63%
Consolidation rebate fees	(0.76)	(0.77)	(0.75)	(0.77)	(0.75)
Discount accretion, net of premium and deferred origination costs amortization	0.02	0.03	—	0.03	(0.01)
Variable student loan yield, net	1.84	1.84	1.90	1.83	1.87
Student loan cost of funds - interest expense	(0.89)	(0.91)	(1.08)	(0.90)	(1.10)
Student loan cost of funds - derivative settlements	0.01	0.01	0.02	0.01	0.04
Variable student loan spread	0.96	0.94	0.84	0.94	0.81
Fixed rate floor income, net of settlements on derivatives	0.61	0.58	0.60	0.59	0.62
Core student loan spread	1.57%	1.52%	1.44%	1.53%	1.43%

Average balance of student loans	$24,491,516	24,798,537	23,028,904	24,690,493	23,670,300
Average balance of debt outstanding	24,470,096	24,832,555	23,467,899	24,707,389	23,883,140

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

Variable student loan spread increased during the three and nine months ended September 30, 2013 compared to the same periods in 2012 as a result of the tightening of the Asset/Liability Base Rate Spread as reflected in the previous table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Nine months ended
	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Fixed rate floor income, gross	$44,988	44,590	40,331	133,599	122,049
Derivative settlements (a)	(7,178)	(8,534)	(5,595)	(24,017)	(12,237)
Fixed rate floor income, net	$37,810	36,056	34,736	109,582	109,812
Fixed rate floor income contribution to spread, net	0.61%	0.58%	0.60%	0.59%	0.62%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2013	2012	2013	2012
Net interest income after provision for loan losses	$97,693	80,832	287,120	237,738	See table below for additional analysis.
Other income	3,981	5,834	11,207	14,415
The primary component of other income is borrower late fees, which have decreased slightly year over year. Net realized and unrealized gains from investments have also decreased in 2013 compared to 2012.

Gain on sale of loans and debt repurchases	2,138	195	10,900	1,130	Gain is primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	(12,660)	(30,694)	35,711	(62,351)
Derivative settlements, net	(6,432)	(4,319)	(21,816)	(5,431)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income	(12,973)	(28,984)	36,002	(52,237)
Salaries and benefits	555	462	1,709	1,723
Other expenses	7,939	3,451	23,375	10,203	Increase due to higher third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.
Intersegment expenses, net	13,705	16,064	42,955	49,842	Amount includes fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Such amounts have decreased as the AGM portfolio serviced by LGS has run off.
Total operating expenses	22,199	19,977	68,039	61,768
Income before income taxes and corporate overhead allocation	62,521	31,871	255,083	123,733
Corporate overhead allocation	(1,302)	(909)	(3,095)	(3,701)
Income before income taxes	61,219	30,962	251,988	120,032
Income tax expense	(23,263)	(11,765)	(95,755)	(45,610)
Net income	$37,956	19,197	156,233	74,422

Additional information:
Net income	$37,956	19,197	156,233	74,422
The Company provides non-GAAP information that reflects specific items management believes to be important in the evaluation of its operating results. The Company believes the point-in-time estimates of asset and liability values related to its derivatives and Euro-denominated bonds that are subject to interest and currency rate fluctuations affect the period-to-period comparability of the results of operations. These items are excluded here for comparability purposes.

Derivative market value and foreign currency adjustments, net	12,660	30,694	(35,711)	62,351
Tax effect	(4,811)	(11,664)	13,570	(23,693)
Net income, excluding derivative market value and foreign currency adjustments	$45,805	38,227	134,092	113,080

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2013	2012	2013	2012
Variable interest income, net of settlements on derivatives	$159,917	154,821	477,391	473,905	Increase due to an increase in the average student loan portfolio, partially offset by a decrease in the yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(46,886)	(43,348)	(141,423)	(132,827)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,402	(6,292)	4,910	(21,181)	Increase due to the Company's ongoing purchases of loans at a net discount, including $3.0 billion of loans purchased during the fourth quarter of 2012.
Interest on bonds and notes payable	(55,333)	(57,638)	(168,081)	(177,413)	Decrease due to a decrease in the Company’s cost of funds, partially offset by an increase in average debt outstanding.
Variable student loan interest margin, net of settlements on derivatives	59,100	47,543	172,797	142,484
Fixed rate floor income, net of settlements on derivatives	37,810	34,736	109,582	109,812	The high levels of fixed rate floor income earned are due to historically low interest rates.
Investment interest	118	133	345	838
Intercompany interest	(767)	(899)	(2,420)	(2,827)
Provision for loan losses - federally insured	(5,000)	(5,000)	(16,000)	(18,000)
Provision for loan losses - nonfederally insured	—	—	1,000	—
Net interest income after provision for loan losses (net of settlements on derivatives)	$91,261	76,513	265,304	232,307

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

Sources of Liquidity Currently Available

As of September 30, 2013, the Company had cash and investments of $284.1 million. In addition, the Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2013 the Company's net cash provided by operating activities was $202.6 million.

On March 28, 2013, the Company amended its unsecured line of credit to increase the line of credit to $275.0 million and extend the maturity date from February 17, 2016 to March 28, 2018. As of September 30, 2013, $75.0 million was outstanding on the unsecured line of credit and $200.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has purchased certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2013, the Company holds $216.4 million (face amount) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the nine months ended September 30, 2013, the Company generated $202.6 million from operating activities, compared to $260.6 million for the same period in 2012. The decrease in cash provided by operating activities reflects the higher level of net income in 2013, which was more than offset by the impacts of changes in non-cash fair value adjustments for derivative and foreign currency transactions, together with an increase in operating outflows for the purchase of loans held for sale in 2013 and an increase in income tax payments.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities and cash used in financing activities for the nine months ended September 30, 2013 was $93.9 million and $311.2 million, respectively, and $1.4 billion and $1.6 billion, respectively, for the nine months ended September 30, 2012. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2013
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$23,523,022	11/25/15 - 8/26/52
FFELP warehouse facilities	1,277,650	1/17/16 - 6/12/16
Other borrowings	61,828	11/14/13 - 11/11/15
	$24,862,500

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

As of September 30, 2013, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.10 billion as detailed below.  The $2.10 billion includes approximately $495.2 million (as of September 30, 2013) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2013.  As of September 30, 2013, the Company had $23.5 billion of loans included in asset-backed securitizations, which represented 94.7 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans currently funded in its warehouse facilities or loans acquired subsequent to September 30, 2013.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.10 billion
(dollars in millions)

$350
$300
$250
$200
$150
$100
$50
$-
$95
$295
$220
$150
$125
$110
$100
$170
$210
$280
$35
$45
$30
$90
$145
2013 (Q4)
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027 and after

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $210 million to $270 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $110 million to $150 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2013, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $12.2 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2013, the Company had four FFELP warehouse facilities with an aggregate maximum financing amount available of $2.3 billion, of which $1.3 billion was outstanding and $1.0 billion was available for additional funding. On October 1, 2013, the Company terminated its NHELP-I warehouse facility. As a result, the Company's aggregate maximum financing amount was reduced to $1.8 billion. There were no amounts outstanding on the NHELP-I warehouse facility as of September 30, 2013, and all loans previously financed in this facility were financed in other warehouse facilities during the third quarter of 2013. Of the remaining facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of September 30, 2013, the Company had $82.4 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2013, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

The Company plans to fund future FFELP student loan acquisitions using current cash and investments; using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securitization market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2013, $441.5 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first nine months of 2013, the Company completed five asset-backed securitizations totaling $3.2 billion. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2013, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of September 30, 2013, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $21.5 million, and the Company had $4.0 million posted as collateral to derivative counterparties.

Other Debt Facilities

As previously discussed, the Company has a $275.0 million unsecured line of credit with a maturity date of March 28, 2018. As of September 30, 2013, $75.0 million was outstanding on the unsecured line of credit and $200.0 million was available for future use.

The Company has issued Junior Subordinated Hybrid Securities ("Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of September 30, 2013, $99.2 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income. For the three and nine months ended September 30, 2013, the Company recognized a gain of $2.1 million and $10.9 million, respectively, from the repurchase of $15.4 million (face amount) and $84.7 million (face amount), respectively, of its own asset-backed debt securities.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share price and other potential uses of liquidity.

For the three month period ended September 30, 2013, the Company repurchased 111,220 shares for $4.0 million (at an average price of $36.19 per share). Included in the shares repurchased in the third quarter 2013 were 107,614 shares that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock. Pursuant to an amendment to the 401(k) plan effective January 1, 2013, shares of the Company's Class A common stock are no longer an eligible investment alternative for the Company's matching contributions under the plan, and after this purchase, no shares of the Company's Class A common stock are held in the Company's 401(k) plan. Certain other share repurchases during the quarter were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As of September 30, 2013, 3,875,367 shares remain authorized for purchase under the Company's repurchase program.

Dividends

On September 13, 2013, the Company paid a third quarter 2013 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors declared a fourth quarter cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The fourth quarter cash dividend will be paid on December 16, 2013, to shareholders of record at the close of business on December 2, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2013-01, issued by the Financial Accounting Standards Board (“FASB”), which requires new asset and liability offsetting disclosures for derivatives, repurchase agreements, and security lending transactions to the extent that they are: (1) offset in the financial statements; or (2) subject to an enforceable master netting arrangement or similar agreement.  The Company does not have any repurchase agreements subject to ASU No. 2013-1 and does not participate in security lending transactions. The Company records the fair value of its derivatives gross in its consolidated balance sheets; however, certain of the Company's derivative instruments are subject to right of offset provisions with counterparties. The new asset and liability offsetting disclosures required by this ASU are included in note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of September 30, 2013		As of December 31, 2012
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$11,154,855	44.9%	$11,271,233	45.1%
Variable-rate loan assets	13,704,005	55.1	13,724,647	54.9
Total	$24,858,860	100.0%	$24,995,880	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	25,036,732	100.0	25,270,865	100.0
Total	$25,036,732	100.0%	$25,270,865	100.0%

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the SAP formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its student loan portfolio with variable rate debt. In low and/or certain declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, these student loans earn at a fixed rate while the interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable rate floor income. All FFELP loans first originated on or after April 1, 2006 effectively earn at the SAP rate, since lenders are required to rebate fixed rate floor income and variable rate floor income for those loans to the Department.

No variable-rate floor income was earned by the Company during 2012 and 2013. A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed rate floor income, gross	$44,988	40,331	133,599	122,049
Derivative settlements (a)	(7,178)	(5,595)	(24,017)	(12,237)
Fixed rate floor income, net	$37,810	34,736	109,582	109,812

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of September 30, 2013:

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.87%	0.23%	$1,772,119
3.0 - 3.49%	3.20%	0.56%	2,135,186
3.5 - 3.99%	3.65%	1.01%	1,944,371
4.0 - 4.49%	4.20%	1.56%	1,464,833
4.5 - 4.99%	4.72%	2.08%	842,142
5.0 - 5.49%	5.24%	2.60%	570,042
5.5 - 5.99%	5.67%	3.03%	346,790
6.0 - 6.49%	6.18%	3.54%	401,362
6.5 - 6.99%	6.70%	4.06%	365,898
7.0 - 7.49%	7.16%	4.52%	150,648
7.5 - 7.99%	7.71%	5.07%	256,097
8.0 - 8.99%	8.17%	5.53%	603,732
> 9.0%	9.04%	6.40%	301,635
			$11,154,855

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2013, the weighted average estimated variable conversion rate was 1.82% and the short-term interest rate was 19 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2013 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2014	$1,750,000	0.71%
2015	1,100,000	0.89
2016	750,000	0.85
2017	1,250,000	0.86
	$4,850,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2013:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$23,746,273	—
3 month Treasury bill	Daily	1,046,304	—
3 month LIBOR (a) (b)	Quarterly	—	15,207,762
1 month LIBOR	Monthly	—	8,062,530
Auction-rate or remarketing (c)	Varies	—	890,500
Asset-backed commercial paper (d)	Varies	—	639,880
Other (e)		69,923	61,828
		$24,862,500	24,862,500

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2013:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2013 was one-month LIBOR plus 0.0 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into derivative instruments (cross-currency interest rate swaps) that convert the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of September 30, 2013, the Company was sponsor for $671.3 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(17,720)	(19.1)%	$(31,517)	(33.7)%	$(4,021)	(4.3)%	$(12,063)	(12.9)%
Impact of derivative settlements	13,495	14.4	40,484	43.3	1,755	1.9	5,266	5.6
Increase (decrease) in net income before taxes	$(4,225)	(4.7)%	$8,967	9.6%	$(2,266)	(2.4)%	$(6,797)	(7.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.06)		$0.12		$(0.03)		$(0.09)

	Three months ended September 30, 2012
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,272)	(27.6)%	$(28,968)	(49.3)%	$(5,899)	(10.0)%	$(17,697)	(30.1)%
Impact of derivative settlements	14,308	24.3	42,925	73.0	542	0.9	1,626	2.8
Increase (decrease) in net income before taxes	$(1,964)	(3.3)%	$13,957	23.7%	$(5,357)	(9.1)%	$(16,071)	(27.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.03)		$0.18		$(0.07)		$(0.21)

	Nine months ended September 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(51,406)	(14.4)%	$(89,558)	(25.1)%	$(12,648)	(3.6)%	$(37,943)	(10.7)%
Impact of derivative settlements	47,899	13.4	143,696	40.3	4,945	1.4	14,836	4.2
Increase (decrease) in net income before taxes	$(3,507)	(1.0)%	$54,138	15.2%	$(7,703)	(2.2)%	$(23,107)	(6.5)%
Increase (decrease) in basic and diluted earnings per share	$(0.05)		$0.72		$(0.10)		$(0.31)

	Nine months ended September 30, 2012
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(48,817)	(26.9)%	$(85,859)	(47.2)%	$(17,881)	(9.8)%	$(53,642)	(29.5)%
Impact of derivative settlements	29,619	16.3	88,858	48.8	1,078	0.6	3,234	1.8
Increase (decrease) in net income before taxes	$(19,198)	(10.6)%	$2,999	1.6%	$(16,803)	(9.2)%	$(50,408)	(27.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.04		$(0.22)		$(0.66)

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Note 12 - Legal Proceedings, of the notes to consolidated financial statements included under Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2013 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2013	110,667	$36.18	110,041	3,875,367
August 1 - August 31, 2013	106	36.87	—	3,875,367
September 1 - September 30, 2013	447	38.43	—	3,875,367
Total	111,220	$36.19	110,041

(a)
The total number of shares includes: (i) shares purchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock purchased pursuant to the stock repurchase program included 107,614 shares in July 2013, that had been issued to the Company’s 401(k) plan and allocated to employee participant accounts pursuant to the plan’s provisions for Company matching contributions in shares of Company stock, and were purchased by the Company from the plan. Pursuant to an amendment to the 401(k) plan effective January 1, 2013, shares of the Company's Class A common stock are no longer an eligible investment alternative for the Company's matching contributions under the plan. As a result of the Company's purchase of 401(k) shares in July, there are no shares of the Company's Class A common stock held in the Company's 401(k) plan. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 626 shares, 106 shares, and 447 shares in July, August, and September 2013, respectively.  Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

•	purchase common stock for issuance pursuant to any employee benefit plans.

ITEM 6.  EXHIBITS

10.1*	Consulting and Services Agreement made and entered into as of May 1, 2013, by and between Nelnet, Inc., and Union Bank and Trust Company.

10.2*	Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company.

31.1*	Certification of Chief Executive Officer Michael S. Dunlap pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Terry J. Heimes pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 7, 2013	By:	/s/ MICHAEL S. DUNLAP
		Name:	Michael S. Dunlap
		Title:	Chairman and Chief Executive Officer Principal Executive Officer

By:	/s/ TERRY J. HEIMES
Name:	Terry J. Heimes
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer