Form 10-K
period 2013-12-31
NELNET INC
filed 2014-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
COMMISSION FILE NUMBER 001-31924
NELNET, INC.
(Exact name of registrant as specified in its charter)

NEBRASKA (State or other jurisdiction of incorporation or organization)	84-0748903 (I.R.S. Employer Identification No.)
121 SOUTH 13TH STREET LINCOLN, NEBRASKA (Address of principal executive offices)	68508 (Zip Code)
 Registrant’s telephone number, including area code: (402) 458-2370

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS: Class A Common Stock, Par Value $0.01 per Share
NAME OF EACH EXCHANGE ON WHICH REGISTERED: New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X ]   Accelerated filer [ ] Non-accelerated filer [  ] Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $36.09 per share, was $940,529,761. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2014, there were 34,879,315 and 11,495,377 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2014 Annual Meeting of Shareholders, scheduled to be held May 22, 2014, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2013

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

The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, and risks from changes in levels of student loan prepayment or default rates;

•
financing and liquidity risks, including risks of changes in the general interest rate environment and in the securitization and other financing markets for student loans, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives to consolidate existing FFELP loans to the Federal Direct Loan Program, risks related to the expected reduction in government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, risks related to the availability of government funds and actual extension of the Company's loan servicing contract with the U.S. Department of Education (the "Department"), which accounted for 23 percent of the Company's fee-based revenue in 2013, for an additional five years, and the Company's ability to maintain or increase volumes under that contract, and the Company's ability to comply with agreements with third-party customers for the servicing of FFELP and Federal Direct Loan Program loans;

•	risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations; and

•
risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's business, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.

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

The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the FFEL Program (a detailed description of the FFEL Program is included in Appendix A to this report).

The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”) eliminated new loan originations under the FFEL Program effective July 1, 2010 and requires that all new federal student loan originations be made through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio and other FFELP service offerings. Interest income on the Company's existing FFELP loan portfolio, as well as fee-based revenue from FFELP guaranty and third-party servicing, will decline over time as the Company's and the Company's third-party lender clients' FFELP loan portfolios are paid down. As of December 31, 2013, the Company had a $25.9 billion student loan portfolio that will amortize over the next approximately 20 years.

To reduce its reliance on interest income on student loans, the Company has significantly diversified and increased its fee-based education-related services. In June 2009, the Company was awarded a contract to service Federal Direct Loans for the Department. As of December 31, 2013, the Company was servicing more than $110 billion of student loans for more than 5.3 million borrowers on behalf of the Department. In addition, the Company believes there will be opportunities to purchase additional FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses, which will generate incremental earnings and cash flow.

Recent Developments

Effective January 1, 2014, the Company separated the roles of Chairman of the Board and Chief Executive Officer ("CEO") for the Company, and in connection therewith Michael S. Dunlap, formerly Chairman of the Board and CEO of the Company, became Executive Chairman of the Board, and Jeffrey R. Noordhoek, formerly President of the Company, was appointed as the new CEO. In connection with this management transition, the following changes to the Company's executive officers also became effective January 1, 2014:

•	Terry J. Heimes, formerly the Company's Chief Financial Officer ("CFO"), was appointed Chief Operating Officer of the Company;

•	Timothy A. Tewes, formerly an Executive Director of the Company and CEO of Nelnet Business Solutions, Inc., a subsidiary of the Company, was appointed President of the Company; and

•	James D. Kruger, formerly an Executive Director and Controller of the Company, was appointed Chief Financial Officer of the Company.

Customers

The Company serves several different groups of customers, including:

•	Students and families

•	Colleges and universities, specifically financial aid, business, and admissions offices

•	Private, faith-based, and other K-12 schools

•	Lenders, servicers, and state agencies in education finance

•	Government entities

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

(1) Source: Digest of Education Statistics 2012, National Center for Education Statistics, U.S. Department of Education, December 2013, NCES 2014-015

Operating Segments

The Company operates as four distinct operating segments with several different brands. The Company's operating segments offer a broad range of services designed to simplify education planning and financing for students and families and the administrative and financial processes for schools and financial institutions. The Company's reportable operating segments include:

Student Loan and Guaranty Servicing

•	Referred to as Nelnet Diversified Solutions (“NDS”)

•	Focuses on student loan servicing, student loan servicing-related technology solutions, and outsourcing services for guaranty agencies and other entities

•	Includes the brands Nelnet Loan Servicing, Firstmark Services, Nelnet Guarantor Solutions, 5280 Solutions, Responsible Repay, CampusGuard, and Proxi

Tuition Payment Processing and Campus Commerce

•	Commonly known as Nelnet Business Solutions (“NBS”)

•	Focuses on tuition payment plans and online payment and refund processing

•	Includes the brand FACTS Management

Enrollment Services

•	Commonly called Nelnet Enrollment Solutions (“NES”)

•	Focuses on education planning and enrollment-related services, including inquiry generation and management

•	Includes the brands CUnet, Peterson's, EssayEdge, and Sparkroom

Asset Generation and Management

•	Includes the acquisition and management of the Company's student loan assets

Segment Operating Results

The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The Company includes separate financial information about its operating segments, including revenues, net income or loss, and total assets for each of the Company's segments, for the last three fiscal years in note 13 of the notes to consolidated financial statements included in this report.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The primary service offerings of this operating segment include:

•	Servicing federally-owned student loans for the Department

•	Servicing FFELP loans

•	Originating and servicing non-federally insured student loans

•	Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

•	Providing student loan servicing software and other information technology products and services

As of December 31, 2013, the Company serviced $138.2 billion of student loans for almost 7 million borrowers. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Student Loan and Guaranty Servicing Operating Segment - Results of Operations - Student Loan Servicing Volumes" for additional information related to the Company's servicing volume.

The elimination of new FFELP originations in July 2010 will cause the FFELP-related revenue streams in this operating segment to decline as FFELP loan portfolios are paid down. A description of each service offering follows.

Servicing federally-owned student loans for the Department of Education

The Company is one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS"), awarded a student loan servicing contract by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. In September 2009, the Department began assigning purchased FFELP loans to the four servicers, and beginning in 2010, the Department began allocating new loan volume among the TIVAS based on the following five performance metrics.

•
Three metrics measure the satisfaction among separate customer groups, including borrowers, financial aid personnel at postsecondary schools participating in federal student loan programs, and Federal Student Aid and other federal agency personnel or contractors who work with the servicers.

•	Two performance metrics measure the success of default prevention efforts as reflected by the percentage of borrowers and percentage of dollars in each servicer's portfolio that go into default.

Pursuant to the contract terms, the maximum volume allocation any servicer can be awarded is 40 percent of new borrowers in that contract year. The following table shows the Company's annual ranking and percent of new loan volume allocated to the Company:

Contract year	Year 2	Year 3	Year 4	Year 5

Nelnet's overall ranking (out of the four TIVAS)	4	4	1	1
Allocation percent	16%	16%	30%	30%
Allocation period	August 15, 2010 - August 14, 2011	August 15, 2011 - August 14, 2012	August 15, 2012 - August 14, 2013	August 15, 2013 - August 14, 2014
The Department has projected that it will originate new loans for approximately 3.1 million borrowers in total during the fifth year of this contract.
The Department servicing contract expires in June 2014, with a five-year extension at the option of the Department. On October 25, 2013, the Company received a letter from the Department notifying the Company of the Department's intent to exercise its optional ordering period to extend the contract for an additional five years through June 2019, with actual extension subject to the availability of government funds. As of December 31, 2013, the Company was servicing $110.5 billion of loans for 5.3 million borrowers under this contract.

Incremental revenue components earned by the Company from the Department (in addition to loan servicing revenues) include:

•
Administration of the Total and Permanent Disability (TPD) Discharge program. The Company processes applications for the TPD Discharge program and is responsible for discharge, monitoring, and servicing of TPD loans. Individuals who are totally and permanently disabled may qualify for a discharge of their federal student loans, and the Company processes applications under the program and receives a fee from the Department on a per application basis, as well as a monthly servicing fee. The Company is the exclusive provider of this service to the Department.

•
Origination of consolidation loans. Beginning in 2014, the Department implemented a new process to outsource the origination of consolidation loans whereby each of the four TIVAS receives Direct Loan consolidation origination volume based on borrower choice. The Department will pay the Company a fee for each completed consolidation loan application it processes. The Company will service the Direct Loan consolidation volume it originates.

The Department is the Company's largest fee-based customer, representing 23 percent of the Company's fee-based revenue in 2013.
Servicing FFELP loans
The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients.

The Company's student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).

The Company serviced FFELP loans on behalf of 46 third-party servicing customers as of December 31, 2013. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan contract servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.

Originating and servicing non-federally insured student loans

The Student Loan and Guaranty Servicing operating segment conducts origination and servicing activities for non-federally insured loans. Although similar in terms of activities and functions as FFELP servicing (i.e., disbursement processing, application processing, payment processing, customer service, statement distribution, and reporting), non-federally insured loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company serviced non-federally insured loans on behalf of 25 third-party servicing customers as of December 31, 2013.

Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

The Student Loan and Guaranty Servicing operating segment provides servicing support for guaranty agencies, which serve as intermediaries between the Department and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The Department has designated approximately 30 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. Approximately half of these guarantors contract externally for operational or technology services. The services provided by the Company include providing software and data center services, borrower and loan updates, default aversion services, claim processing services, and post-default collection services.

The Company's three guaranty servicing customers are Tennessee Student Assistance Corporation, College Assist (which is the Colorado state-designated guarantor of FFELP student loans), and the National Student Loan Program.

A significant portion of guaranty servicing revenue earned by the Company relates to rehabilitating defaulted FFELP loans (collection services).  In December 2013, President Obama signed a federal budget agreement passed by Congress that includes provisions for the reduction of payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP, which will become effective on July 1, 2014.  These provisions reduce the amount

guaranty agencies retain upon successful rehabilitation from 37 percent to 16 percent of the loan balance.   The Company earns revenue from rehabilitating defaulted FFELP student loans on behalf of guaranty agencies.  The decrease in the retention percent earned by guaranty agencies will negatively impact the Company’s guaranty collections revenue, and the Company believes there will not be a substantial decrease in costs incurred to earn this revenue.  During the year ended December 31, 2013, the Company recognized $54.2 million in revenue from rehabilitating defaulted FFELP loans for guaranty agencies.  The Company anticipates that guaranty agencies will reduce their level of FFELP student loan rehabilitation activities in response to the reduced payment framework.

Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions that can be used by third-parties to service various types of student loans, including Private, Federal Direct Loan Program, and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2013 and 2012, 1.9 million and 6.9 million borrowers, respectively, were hosted on the Company's hosted servicing software solution platforms. A contract with a significant remote hosted customer expired in December 2013 and the number of remote hosted borrowers decreased from this customer throughout 2013 as this customer's loan volume was transferred to other servicers. The Company received a portion of these transfers, which has increased the number of full-service borrowers under the Department's servicing contract.

In addition, this operating segment has historically provided information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, enterprise content management solutions, and outsourcing and back office support services. However, the elimination of new loan originations under the FFEL Program has reduced these service offerings over the past few years.

Competition

The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry for all of this segment's services, which are discussed below.

Loan servicing

The principal competitor for existing and prospective FFELP and non-federally insured student loan servicing business is SLM Corporation, the parent company of Sallie Mae. Sallie Mae is the largest for-profit provider of servicing functions, as well as one of the largest service providers for non-federally insured student loans. In contrast to its competitors, the Company has segmented its non-federally insured loan servicing on a distinct platform, created specifically to meet the needs of non-federally insured student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.

With the elimination of new loan originations under the FFEL Program, four servicers, including the Company, were named by the Department as servicers of federally owned loans. The three competitors for gaining future servicing volume from the Department are Great Lakes Educational Loan Services Inc. (“Great Lakes”), Pennsylvania Higher Education Assistance Agency (“PHEAA”), and Sallie Mae.

In addition, non-profit organizations were authorized in 2012 to begin servicing loans for up to 100,000 borrower accounts on behalf of the Department. As of December 31, 2013, there are 33 non-profit organizations servicing loans on behalf of the Department. The ability of the non-profit organizations to retain or increase their borrower accounts will depend on their ability to maintain compliance and meet performance requirements under their agreement with the Department. The Company currently licenses its hosted servicing software to 13 non-profit organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to non-profit servicers.

Guaranty servicing

With the elimination of new loan originations under the FFEL Program, services provided to guaranty agencies will continue for agencies' existing portfolios. The Company currently anticipates continuing to serve its existing guaranty customers as their portfolios pay down, but does not expect to increase the number of its guaranty servicing customers.

Software and technology

The Company is one of the leaders in the development of servicing software for FFELP, Federal Direct Loan Program, and non-federally insured student loans. Many student loan lenders utilize the Company's software either directly or indirectly. Management believes the Company's competitors in this segment are much smaller than the Company and do not have the depth of knowledge, experience, or products offered by the Company. In addition, the Company believes the investments it has made to scale its systems and to create a secure infrastructure to support the Department's servicing volume and requirements increase its competitive advantage as a long-term partner in the remote servicing market.

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

K-12

According to the National Center for Education Statistics, the K-12 market consists of over 18,000 private and faith-based education institutions with over 50 students enrolled in the 2009-2010 academic year, the most current data available. In the K-12 market, the Company offers tuition management services, as well as assistance with financial needs assessment and donor management.

The Company is the market leader, having actively managed tuition payment plans in place at over 4,900 K-12 educational institutions. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow families to make monthly payments over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company's financial needs assessment service, which serves over 4,300 private, faith-based schools, helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

Higher Education

The higher education market consists of nearly 4,500 colleges and universities. The Company offers two principal products to the higher education market: actively managed tuition payment plans, and campus commerce technologies and payment processing.

The Company has actively managed tuition payment plans in place at approximately 630 colleges and universities. Higher education institutions contract with the Company to administer payment plans that allow the student and family to make monthly payments on either a semester or annual basis. The Company collects a fee from the student or family as an administration fee.

The Company's suite of campus commerce solutions provides services that allow for families' electronic billing and payment of campus charges. Campus commerce includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among other activities. The Company earns revenue for e-billing, hosting/maintenance, credit card convenience fees, and e-payment transaction fees, which are powered by the Company's QuikPAY system, a secure payment processing engine.

QuikPAY, a campus commerce product, is sold as a subscription service to colleges and universities. QuikPAY processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client's bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). Approximately 215 colleges and universities use the QuikPAY system.

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

The Company's principal competitive advantages are (i) the customer service it provides to institutions, (ii) the information management tools provided with the Company's service, and (iii) the Company's ability to interface with the institution clients and their third party service providers. The Company believes its clients select products primarily based on technological superiority and feature functionality, but price and service also impact the selection process.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students and helping students plan and prepare for life after high school and/or military service. The following are the primary products and services the Company offers as part of the Enrollment Services segment:

•	Inquiry Generation - Services include delivering qualified inquiries or clicks to third-party customers, primarily higher education institutions.

•	Inquiry Management (Agency) - Services include managing the marketing activities for third-party customers, primarily higher education institutions, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) - Products and services include the licensing of software to third-party customers, primarily higher education institutions. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution usable by third parties to manage and obtain qualified inquiries or clicks.

•
Digital Marketing - Services include interactive services to connect students to colleges and universities sold primarily based on subscriptions, and also include editing services for admission essays.

•
Content Solutions - Products and services include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

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

Asset Generation and Management Operating Segment

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets, which was historically the Company's largest product and service offering. As of December 31, 2013, the Company's student loan portfolio was $25.9 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Student Loan Spread Analysis,” for further details related to the student loan spread. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Student loans consist of federally insured student loans and non-federally insured student loans. Federally insured student loans were made under the FFEL Program. The Company's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. Substantially all of the Company's loan portfolio (99.7 percent as of December 31, 2013) is federally insured. The Company's portfolio of non-federally insured loans is subject to credit risk similar to other consumer loan assets.

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

Origination and Acquisition

The Reconciliation Act of 2010 eliminated originations of new FFELP loans effective July 1, 2010.   However, the Company believes there will be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, from July 1, 2010 through December 31, 2013, the Company purchased a total of $11.0 billion of FFELP student loans from various third-parties, including a total of $4.1 billion during 2013. The Company's competition for the purchase of student loan portfolios and residuals includes large banks, hedge funds, and other student loan finance companies.

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

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2013, the Company had 49 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

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

Employees

As of December 31, 2013, the Company had approximately 2,800 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information

Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company's Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission ("SEC"). Investors and other interested parties can access these reports and the Company's proxy statements at http://www.nelnetinvestors.com. The Company routinely posts important information for investors on its Web site.

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

As of December 31, 2013, we had $25.0 billion and $1.0 billion of FFELP loans indexed to the one-month LIBOR and the three-month Treasury bill rate, respectively, both of which reset daily, and $16.3 billion of debt indexed to three-month LIBOR, which resets quarterly, and $7.8 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history related to the U.S. and European debt crisis that have caused volatility to be high and correlation to be reduced. There can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

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

For the year ended December 31, 2013, we earned $148.4 million of fixed rate floor income, net of $31.0 million of settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.

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

Although we believe our derivative instruments are highly effective, developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. Because many of our derivatives are not balance guaranteed to a particular pool of student loans, we are subject to prepayment risk that could result in being under or over hedged, which could result in material losses. In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into. As a result, we cannot offer any assurance that our economic hedging activities will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.

By using derivative instruments, we are exposed to credit and market risk. We attempt to manage credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by our risk committee. As of December 31, 2013, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

When the fair value of a derivative contract is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of December 31, 2013, the fair value of our derivatives which had a positive fair value in our favor (an asset on our balance sheet) was $62.5 million, for which the Company held $16.0 million of collateral.

When the fair value of a derivative instrument is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. The threshold at which we may be required to post collateral is dependent upon our unsecured credit rating.  The Company believes any downgrades from its current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current ratings. However, some derivative contracts have mutual optional termination provisions that can be exercised during the years 2014 through 2023. As of December 31, 2013, the fair value of derivatives with early termination provisions was a positive $10.1 million (an asset on our balance sheet).

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties. Based on the interest rate swaps outstanding as of December 31, 2013 (for both the floor income and hybrid debt hedges), if the forward interest rate curve was one basis point lower for the remaining duration of these derivatives, we would have been required to post $0.9 million in additional collateral. In addition, if the forward basis curve between 1-month and 3-month LIBOR experienced a one basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps derivatives (in which we pay 1-month LIBOR and receive 3-month LIBOR), we would have been required to post $7.7 million in additional collateral.

With our current derivative portfolio, we do not currently anticipate a near term movement in interest rates having a material impact on our liquidity or capital resources, nor expect future movements in interest rates to have a material impact on our ability to meet potential collateral deposit requirements with our counterparties. Due to the existing low interest rate environment, our exposure to downward movements in interest rates on our interest rate swaps is limited.  In addition, we believe the historical high correlation between 1-month and 3-month LIBOR limits our exposure to interest rate movements on the 1:3 Basis Swaps.

However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives in which the fair value of such derivatives become negative, we could be required to deposit a significant amount of collateral with our derivative instrument counterparties. The collateral deposits, if significant, could negatively impact our liquidity and capital resources. As of December 31, 2013, the fair value of our derivatives which had a negative fair value (a liability on our balance sheet) was $18.0 million, and we had $3.6 million posted as collateral with derivative counterparties.

Our outstanding cross-currency interest rate swap is a derivative entered into as a result of an asset-backed security financing. This derivative was entered into at the securitization trust level with the counterparty and does not contain credit contingent features related to our or the trust's credit ratings. As such, there are no collateral requirements and the impact of changes to foreign currency rates has no impact on the amount of collateral we would be required to deposit with the counterparty on this derivative.

Prepayment risk

Higher rates of prepayments of student loans, including consolidations by the Department through the Federal Direct Loan Program, would reduce our interest income.

Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidations of student loans by the Department through the Federal Direct Loan Program, which historically tend to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guaranty payment, and from voluntary full or partial prepayments, among other things.

In 2011, the White House issued an Executive Order allowing a short-term consolidation initiative to eligible student loan borrowers that began in January 2012 and ended June 30, 2012.  This initiative allowed student loan borrowers with at least one FFELP loan and at least one federal student loan owned by the Department to consolidate their loans into a Special Direct Consolidation Loan. During 2012, we lost $936.4 million of FFELP loans as a result of this initiative. If the federal government and the Department initiate similar consolidation loan programs and/or future consolidation marketing campaigns, these initiatives could further increase prepayments and reduce interest income.

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

The vast majority (99.7 percent) of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios, considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.

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

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2013, our allowance for loan losses was $55.1 million. During the year ended December 31, 2013, we recognized a provision for loan losses of $18.5 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors, such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. Recent general economic and employment conditions have led to higher rates of student loan defaults. If actual performance is significantly worse than currently estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.

We have participated interests in non-federally insured loans to unaffiliated third parties. As of December 31, 2013, we had $120.9 million (par value) of loans participated under these agreements that have been accounted for as loan sales. Accordingly, the participation interests sold are not included on our consolidated balance sheet. Under the terms of the servicing agreements, our servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent. In addition, we have sold a portfolio of non-federally insured loans in which we have retained the credit risk and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2013, the outstanding balance of loans related to this loan sale was $63.6 million (par value). As of December 31, 2013, we had a reserve related to these servicing and credit risk obligations of $16.1 million included in other liabilities on the consolidated balance sheet. The evaluation of the reserve related to these loans is inherently subjective, as it requires estimates that may be subject to changes. If actual performance is worse than estimated, it would negatively affect our results of operations.

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

The majority of our portfolio of student loans is funded through asset-backed securitizations that are structured to substantially match the maturity of the funded assets, and there are minimal liquidity issues related to these facilities. We also have student loans funded in shorter term FFELP warehouse facilities. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration.

As of December 31, 2013, we maintained three FFELP warehouse facilities as described in note 4 of the notes to consolidated financial statements included in this report. These facilities have revolving financing structures supported by 364-day liquidity provisions, which expire in 2014 and 2015. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by its final maturity date in 2016. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2013, $1.4 billion was outstanding under the warehouse facilities and $88.5 million was advanced as equity support. If the securitization market deteriorated, the amount of equity support required could increase, subject to the limits of each facility.

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

One of our warehouse facilities provides formula based advance rates based on market conditions, which requires equity support to be posted to the facility. The other two warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of December 31, 2013, $88.5 million was advanced as equity support under these facilities. In the event that a significant change in the valuation of loans results in additional required equity funding support for the warehouse facilities greater than what we can provide, the warehouse facilities could be subject to an event of default resulting in termination of the facilities and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities. A default on the FFELP warehouse facilities would result in an event of default on our $275.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

We are subject to economic and market fluctuations related to our investments.

We currently invest a substantial portion of our excess cash in student loan asset-backed securities and other investments that are subject to market fluctuations. The amount of these investments was $192.0 million as of December 31, 2013, including $188.3 million in student loan asset-backed securities. These securities carry expected returns of approximately LIBOR + 200-500 basis points to maturity. While the vast majority of these securities are backed by FFELP government guaranteed student loan collateral, most are in subordinate tranches and have a greater risk of loss with respect to the applicable student loan collateral pool. While we expect these securities to have few credit issues if held to maturity, they do have limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.

Operations

Risks associated with our operations, as further discussed below, include those related to our information technology systems and potential security and privacy breaches, our ability to manage performance related to regulatory requirements, and the importance of maintaining scale by retaining existing customers and attracting new business opportunities.

A failure in or breach of one of our operational or information systems or infrastructure, or those of our third-party vendors, could disrupt our businesses. These types of failures or breaches, including but not limited to cyber attacks, could result in a denial of service or misuse of confidential or proprietary information which could damage our reputation, increase costs, and jeopardize existing business contracts or result in regulatory penalties.

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

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to support and process customer transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our operations rely on the secure processing, transmission, and storage of confidential information in our computer systems and networks. Our business segments rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PC's, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of Company or customer confidential, proprietary, and other information, or disrupt the Company's or our customers' business operations. A cyber attack or information security breach of this nature could significantly affect our ability to retain strategic business customers, which could lead to increased costs to retain customers or result in regulatory penalties or a material loss of future revenue.

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

Although to date we have not experienced a material loss relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future or that a current threat remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the size and scale of our servicing contracts, including our loan servicing contract with the Department.

As a result, cyber security and the continued development and enhancement of our training, controls, processes, and practices designed to protect and monitor our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company and each of our business segments. Even though we maintain technology and telecommunication, professional services, media, network security, privacy, injury, and liability insurance coverage to offset costs that may be incurred as a result of a cyber attack, information security breach or extended system outage, this insurance coverage may not cover all costs of such incidents.

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

As of December 31, 2013, we serviced $25.2 billion of FFELP loans that maintained a federal guarantee, of which $21.4 billion and $3.8 billion were owned by the Company and third-party entities, respectively.

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

We are allowed three years from the date of the loan rejection to cure most loan rejections. If a cure cannot be achieved during this three year period, insurance is permanently revoked, although we maintain our right to collect the loan proceeds from the borrower. In cases where we purchase loans that were serviced previously by another servicing institution and we identify a serving deficiency by the prior servicer, we may, based on the terms of the purchase agreement, have the ability to require the previous lender to repurchase the rejected loans.

A guaranty agency may also assess an interest penalty upon claim payment if the deficiency does not result in a loan rejection. These interest penalties are not subject to cure provisions and are typically related to isolated instances of due diligence deficiencies. Additionally, we may become ineligible for special allowance payment benefits from the time of the first deficiency leading to the loan rejection through the date that the loan is cured.

Failure to comply with federal and guarantor regulations may result in penalties, a loss of special allowance payment benefits, or a loss of the federal guarantee. A loss of a federal guarantee on a third party serviced loan could subject us to potential claims from our servicing customers.

Our largest fee-based customer, the Department of Education, represents 23 percent of our fee-based revenue. Failure to extend the Department contract, unfavorable contract modifications, or our inability to consistently surpass competitor performance metrics, could significantly lower loan servicing revenue and hinder future servicing opportunities.

We are one of four private sector companies awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department.  The Department allocates new loan volume among the four servicers based on five performance metrics. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass competitor performance metrics. The contract spans five years (through June 2014), with one five-year extension at the option of the Department. On October 25, 2013, we received a letter from the Department notifying us of the Department’s intent to exercise its optional ordering period to extend the term of the contract for an additional five years through June 16, 2019, with actual extension subject to the availability of government funds.  As of December 31, 2013, we were servicing $110.5 billion of loans for 5.3 million borrowers under this contract. During 2013, we earned $97.4 million in revenue under this contract. In the event that the Department contract is not extended or substantial unfavorable modifications are made to the existing Department contract or as part of the extension, loan servicing revenue would decrease significantly.

We are partially dependent on the existing Department contract to broaden servicing operations with the Department and other federal and state agencies. The size and importance of this contract provides us the scale and infrastructure needed to profitably expand into new government and commercial servicing opportunities. Failure to extend the Department contract would significantly hinder future servicing opportunities.

Federal budget deficits and their effect on budgetary and regulatory provisions could adversely impact future fee-based revenue.

A significant portion of guaranty servicing revenue earned by us relates to rehabilitating defaulted FFELP loans (collection services).  In December 2013, President Obama signed a federal budget agreement passed by Congress that includes provisions for the reduction of payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP, which will become effective on July 1, 2014.  These provisions reduce the amount guaranty agencies retain upon successful rehabilitation from 37 percent to 16 percent of the loan balance.  We earn revenue from rehabilitating defaulted FFELP student loans on behalf of guaranty agencies.  The decrease in the retention percent earned by guaranty agencies will negatively impact our guaranty collections revenue, and we believe there will not be a substantial decrease in costs incurred to earn this revenue.  During the year ended December 31, 2013, we recognized $54.2 million in revenue from rehabilitating defaulted FFELP loans for guaranty agencies. We anticipate that guaranty agencies will reduce their level of FFELP student loan rehabilitation activities in response to the reduced payment framework.

The federal budget agreement also eliminates mandatory funding the Department was authorized to use to pay eligible and qualified not-for-profit (NFP) student loan servicers who have contracts with the Department. The agreement does not require the termination of any existing servicing contracts as long as sufficient discretionary funds are appropriated. However, the Department will no longer consider new or existing requests for modifications to existing NFP arrangements. Our revenue associated with hosted software sales to NFPs who service loans for the Department was $7.0 million for the year ended December 31, 2013. These budgetary provisions will limit future growth in NFP loan servicing software sales and could lower future revenue from existing NFP clients.

Our ability to continue to grow and maintain our contracts with commercial businesses and government agencies is partly dependent on our ability to maintain compliance with various laws, regulations, and industry standards applicable to those contracts.

We are subject to various laws, regulations, and industry standards related to our commercial and government contracts. In most cases, these contracts are subject to termination rights, audits, and investigations. If we are found to be in noncompliance with the contract provisions or applicable laws, regulations, or standards, or the contracted party exercises its termination or other rights for that or other reasons, our reputation could be negatively affected, and our ability to compete for new contracts or maintain existing contracts could diminish. If this were to occur, our results of operations from existing contracts and future opportunities for new contracts could be negatively affected.

Regulatory and Legal

Federal and state laws and regulations can restrict our business, and noncompliance with these laws and regulations could result in penalties, litigation, reputation damage, and a loss of customers.

Our operating segments and customers are heavily regulated by federal and state government regulatory agencies. The laws and regulations enforced by these agencies are proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company, our operating segments, or our shareholders. We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations and believe we are in compliance with such laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or because of a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customer contracts, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes would have on our profitability. The use of Executive Order provisions from the Executive Branch of the Federal Government has created new regulations that have impacted our Company. The use of Executive Order provisions to define regulations creates additional uncertainty and risks within the education and student loan industry.

Our Student Loan and Guaranty Servicing and Asset Generation and Management operating segments are subject to the Higher Education Act and various consumer protection and privacy regulations. These operating segments take what we believe are necessary steps to evaluate, monitor, and comply with these regulations. However, the Department or other government agencies could, based on regulatory interpretation, determine we are not compliant. Failure to comply with these regulations could lead to a loss of the guarantee on our federally insured loans, increased servicing costs to cure such loans, or suspension or termination of our rights to participate as a servicer. In addition, although new FFELP loan originations were eliminated effective July 1, 2010, we continue to face risks from potential legislative changes or other government initiatives with respect to existing FFELP loans, including potential initiatives to allow or encourage student loan borrowers to consolidate or otherwise refinance their existing FFELP loans.

Certain provisions of the Higher Education Act that became effective July 1, 2011 have impacted our Enrollment Services operating segment in connection with services it provides to for-profit schools.  To be eligible to participate in federal student aid programs, the Higher Education Act requires educational institutions, including for-profit schools, to enter into a program participation agreement with the Department. This agreement includes a number of requirements with which an institution must comply to be granted initial and continuing eligibility to participate in the federal student aid program. The related regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with these institutions to provide marketing services. As a result, our school customers have demanded, and in limited circumstances we have agreed to, limited contractual indemnification provisions for our customers that cover actions by our third-party inquiry generation vendors. Significantly all inquiry generation and management revenue (which makes up approximately 80 percent of total revenue included in the Enrollment Services operating segment) is generated from for-profit schools. The regulations discussed above may subject us to greater risk of liability and may increase our cost of compliance with these regulations or limit our ability to serve for-profit schools. In addition, the regulations could negatively impact enrollment at for-profit schools, which could adversely affect revenue.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) represents a comprehensive overhaul of the regulatory framework for the financial services industry within the United States, and established the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to regulate a wide range of consumer financial products and services. On December 3, 2013, the CFPB issued a rule that allows the CFPB to supervise nonbank student loan servicers that handle more than one million borrowers, including the Company, thus giving the CFPB broad authority to examine, investigate, supervise, and otherwise regulate our businesses, including the authority to impose fines and require changes with respect to any practices that the CFPB finds to be unfair, deceptive, or abusive. In addition, the CFPB maintains an online system that allows consumers to log complaints, which could impact future CFPB decisions with respect to regulatory, enforcement, or examination focus. There is significant uncertainty regarding how the CFPB's strategies and priorities will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter our services, causing them to be less attractive or effective and impair our ability to offer them profitably. In the event that the CFPB changes regulations adopted in the past by other regulators, or modifies past regulatory guidance, our compliance costs and litigation exposure could increase. Our litigation exposure could also increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses in contracts for consumer financial services. Recent reports released by the CFPB have clearly indicated their focus to protect student loan borrowers. This additional focus and regulatory oversight will most likely increase our operating costs and could limit revenue opportunities.

The Dodd-Frank Act also provides the Commodity Futures Trading Commission (the "CFTC") and the SEC with substantial authority to regulate over-the-counter derivative transactions, and includes provisions that require derivative transactions to be executed through an exchange or central clearinghouse. These regulations could affect future student loan asset-backed securities transactions by requiring issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets' credit risk, disclose and report requirements for each tranche of asset-backed securities, including new loan-level data requirements, and disclose requirements relating to the representations, warranties, and enforcement mechanisms available to investors. Although we cannot predict the ultimate outcome of these processes and regulations, they may increase our costs and cash collateral margin requirements and affect the terms of future asset-backed securities transactions and derivatives used to manage financial risks related to interest rate and foreign currency exchange rate volatility.

Additionally, the Dodd-Frank Act added new provisions commonly referred to as the “Volcker Rule” to U.S. federal banking laws which generally prohibit various covered banking entities from engaging in proprietary trading of financial instruments and limit such entities’ investments in, and relationships with, hedge funds and private equity funds. On December 10, 2013, five U.S. federal regulatory agencies issued final regulations to implement the Volcker Rule. Banking entities subject to the Volcker Rule are required to fully conform their activities and investments to the final regulations by July 21, 2015. As discussed below under “Principal Shareholder and Related Party Transactions,” we have certain relationships with Farmers & Merchants Investment Inc. (“F&M”), which controls Union Bank and Trust Company (“Union Bank”). F&M and Union Bank are banking entities subject to the Volcker Rule. The Volcker Rule and the final implementing regulations are very complex, and many aspects of their ultimate interpretation, scope, and implementation remain uncertain. We are currently assessing the Volcker Rule and the final regulations, and monitoring for further regulatory guidance and other developments thereunder, to determine the extent to which our activities may be affected.

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

During the years ended December 31, 2013, 2012, and 2011, we recognized approximately $406 million, $344 million, and $367 million, respectively, of interest income on our FFELP loan portfolio, approximately $106 million, $96 million, and $91 million, respectively, in guaranty and third-party FFELP servicing revenue, and approximately $7 million, $6 million, and $7 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program. These amounts will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down.

If the Company is unable to grow or develop new revenue streams, the Company's consolidated revenue and operating margin will decrease as a result of the decline in FFELP loan volume outstanding.

Exposure related to certain tax issues could decrease our net income.

Federal and state income tax law and regulations are often complex and require interpretation. The nexus standards and the sourcing of receipts from intangible personal property and services have been the subject of state audits and litigation with state taxing authorities and tax policy debates by various state legislatures. As the U.S. Congress and U.S. Supreme Court have not provided clear guidance in this regard, conflicting state laws and court decisions create significant uncertainty and expense for taxpayers conducting interstate commerce. Changes in income tax regulations could negatively impact our results of operations. If states enact legislation, alter apportionment methodologies, or aggressively apply the income tax nexus standards, we may become subject to additional state taxes.

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

Principal Shareholder and Related Party Transactions

Our Executive Chairman beneficially owns 67.4 percent of the voting rights of our shareholders and effectively has control over all matters at our Company.

Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 67.4 percent of the voting rights of our shareholders. In addition, Mr. Dunlap, Stephen F. Butterfield, our Vice Chairman, and Angela L. Muhleisen, Mr. Dunlap's sister, beneficially own stock that in the aggregate has 82.6 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all matters at our Company and has the ability to take actions that benefit him and Ms. Muhleisen but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

Our contractual arrangements and transactions with Union Bank, which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by F&M, which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting non-convertible preferred stock. Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 39.3 percent of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her husband and children, owns or controls 38.4 percent of F&M stock. Mr.

Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of various shares of Nelnet it holds because it serves in a capacity of trustee or account manager and may share voting and/or investment power with respect to such shares. As of December 31, 2013, Union Bank was deemed to beneficially own 11.5 percent of the voting rights of our common stock. As of December 31, 2013, Mr. Dunlap and Ms. Muhleisen beneficially owned 67.4 percent and 12.7 percent, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank, including loan purchases, loan servicing, loan participations, banking services, 529 Plan administration services, lease arrangements, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2013, 2012, and 2011 related to the transactions with Union Bank was income of $16.6 million, $11.9 million, and $9.4 million, respectively. See note 19 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.

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

ITEM 2. PROPERTIES

The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2013. The Company owns the building in Lincoln, Nebraska where its principal office is located. The building is subject to a lien securing the outstanding mortgage debt on the property.

Location	Primary function or segment	Approximate square feet	Lease expiration date

Lincoln, NE	Corporate Headquarters, Asset Generation and Management, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, Enrollment Services	187,000	–

Aurora, CO	Student Loan and Guaranty Servicing	96,000	February 2015

Lincoln, NE	Student Loan and Guaranty Servicing and Asset Generation and Management	70,000	June 2014 and December 2015

Highlands Ranch, CO	Student Loan and Guaranty Servicing	67,000	March 2017

Lincoln, NE	Student Loan and Guaranty Servicing and Asset Generation and Management	49,000	March 2024

Omaha, NE	Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce	32,000	December 2018

Paramus, NJ	Enrollment Services	18,000	March 2015

The square footage amounts above exclude a total of approximately 27,000 square feet of owned office space in Lincoln, Nebraska, and 17,000 square feet of leased office space in Highlands Ranch, Colorado, that the Company leases to third parties. On February 11, 2014, the Company amended its lease agreement on existing space in Aurora, Colorado, which resulted in a reduction of the total square footage leased to approximately 43,000, and extended the lease term to September 2019. Additionally, the Company plans to vacate 54,000 square feet of space associated with the Lincoln, Nebraska lease upon its expiration in June 2014.

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

ITEM 3.  LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to note 15 of the notes to consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. As of January 31, 2013, there were 34,879,315 and 11,495,377 shares of Class A common stock and Class B common stock outstanding, respectively. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2013 was 886 and 27, respectively. The record holders of the Class B common stock are Michael S. Dunlap and Stephen F. Butterfield, an entity controlled by them, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low intraday sales prices for the Company's Class A common stock for each full quarterly period in 2013 and 2012.

	2013				2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$35.55	$39.98	$41.74	$45.49	$27.20	$26.64	$24.99	$29.98
Low	28.85	31.56	36.06	38.00	23.72	21.49	22.16	23.17

Dividends on the Company's Class A and Class B common stock were paid as follows during the years ended December 31, 2013 and 2012.

	2013				2012
Record date	3/1/13	5/31/13	8/30/13	12/2/13	3/1/12	6/1/12	9/1/12	11/19/12
Payment date	3/15/13	6/14/13	9/13/13	12/16/13	3/15/12	6/15/12	9/15/12	11/27/12
Dividend amount per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$ 1.10*
*This dividend consisted of a regular quarterly dividend of $0.10 per share and a special cash dividend of $1.00 per share.

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

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2008 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Nelnet, Inc.
S&P 500
S&P Financials

Company/Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Nelnet, Inc.	$100.00	$120.74	$171.62	$180.44	$231.96	$331.57
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Financials	100.00	117.22	131.44	109.01	140.42	190.46

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2013 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2013	808	$40.62	—	3,875,367
November 1 - November 30, 2013	395	44.37	—	3,875,367
December 1 - December 31, 2013	1,680	42.13	—	3,875,367
Total	2,883	$42.01	—

(a)
The total number of shares includes shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares and, unless otherwise indicated, were purchased at the closing price of the Company’s shares on the date of vesting.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$413,875	345,287	364,565	371,071	235,345
Loan and guaranty servicing revenue	243,428	209,748	175,657	158,584	129,911
Tuition payment processing and campus commerce revenue	80,682	74,410	67,797	59,824	53,894
Enrollment services revenue	98,078	117,925	130,470	139,897	119,397
Other income	46,298	39,476	29,513	31,310	26,469
Gain on sale of loans and debt repurchases	11,699	4,139	8,340	78,631	76,831
Net income attributable to Nelnet, Inc.	302,672	177,997	204,335	189,034	139,125
Earnings per common share attributable to Nelnet, Inc. shareholders - basic and diluted:	6.50	3.76	4.24	3.82	2.79
Dividends per common share	0.40	1.40	0.37	0.70	0.07

Other Data:
Fixed rate floor income, net of derivative settlements	$148,431	145,345	144,454	132,243	145,098
Core student loan spread	1.54%	1.44%	1.52%	1.48%	1.18%
Origination and acquisition of student loans (par value)	$4,058,997	3,885,138	2,841,334	4,202,164	2,779,873
Student loans serviced (at end of period)	138,208,897	97,492,053	76,119,717	61,477,651	37,549,563

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(Dollars in thousands, except share data)
Cash and cash equivalents	$63,267	66,031	42,570	283,801	338,181
Student loans receivables, net	25,907,589	24,830,621	24,297,876	24,033,001	23,926,957
Goodwill and intangible assets	123,250	126,511	145,492	155,830	197,255
Total assets	27,770,849	26,607,895	25,852,217	25,893,892	25,876,427
Bonds and notes payable	25,955,289	25,098,835	24,434,540	24,672,472	24,805,289
Nelnet, Inc. shareholders' equity	1,443,662	1,165,208	1,066,205	906,633	784,563
Tangible Nelnet, Inc. shareholders' equity (a)	1,320,412	1,038,697	920,713	750,803	587,308
Book value per common share	31.13	25.00	22.62	18.75	15.73
Tangible book value per common share (a)	28.47	22.28	19.53	15.53	11.77

Ratios:
Shareholders' equity to total assets	5.20%	4.38%	4.12%	3.50%	3.03%

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2013, 2012, and 2011. All dollars are in thousands, except share data, unless otherwise noted.)

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

	Year ended December 31,
	2013	2012	2011
GAAP net income attributable to Nelnet, Inc.	$302,672	177,997	204,335
Derivative market value and foreign currency adjustments, net of tax	(30,128)	29,384	11,041
Net income, excluding derivative market value and foreign currency adjustments (a)	$272,544	207,381	215,376

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$6.50	3.76	4.24
Derivative market value and foreign currency adjustments, net of tax	(0.65)	0.62	0.23
Net income, excluding derivative market value and foreign currency adjustments (a)	$5.85	4.38	4.47

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

The increase in earnings in 2013 compared to 2012 was due to an increase in net interest income earned from the Company's student loan portfolio, an increase in revenue and operating margin from the Company's fee-based operating segments, an increase in income from providing investment advisory services, and an increase in gains recognized from the repurchases of the Company's debt.

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2013, the Company had a $25.9 billion student loan portfolio that will amortize over the next approximately 20 years. The Company actively seeks to acquire FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

The information below provides the operating results for each reportable operating segment for the years ended December 31, 2013, 2012, and 2011 (dollars in millions).

(a)
Revenue includes intersegment revenue of $56.7 million, $65.4 million, and $69.0 million for the years ended December 31, 2013, 2012, and 2011, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was income of $35.3 million, an expense of $51.8 million, and income of $7.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was income of $21.9 million, an expense of $32.1 million, and income of $4.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(c)	Computed as income before income taxes divided by total revenue.

A summary of the results and financial highlights for each reportable operating segment for the year ended December 31, 2013 and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 7 for additional detail.

Student Loan and Guaranty Servicing

•
As of December 31, 2013, the Company was servicing $138.2 billion in FFELP, private, and government owned student loans, as compared with $97.5 billion and $76.1 billion of loans as of December 31, 2012 and 2011, respectively. The year over year increase was due to an increase in government servicing volume.

•
Revenue increased for the year ended December 31, 2013 compared to 2012 and for the year ended December 31, 2012 compared to 2011 due to growth in servicing volume under the Company's contract with the Department and an increase in collection revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. These increases were partially offset by decreases in traditional FFELP and guaranty servicing revenue.

•
Before tax operating margin increased for the year ended December 31, 2013 compared to 2012, as a result of the investments made and certain costs incurred by the Company in 2012 to improve performance metrics under the Department servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets for this segment were fully amortized in 2012.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the years ended December 31, 2013 and December 31, 2012, compared to the same periods in 2012 and 2011, respectively, due to an increase in the number of managed tuition payment plans as a result of providing more plans at existing schools and obtaining new school customers.

•
Before tax operating margin increased for the year ended December 31, 2013 compared to 2012. The increase was the result of efficiencies gained in the operations of the business and a decrease in amortization expense related to intangible assets. In addition, certain investments were made by the Company during 2012 in new products and services to meet customer needs and expand product and service offerings.

Enrollment Services

•
Enrollment services revenue has decreased year over year due to a decrease in inquiry generation and management revenue as a result of the regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. Additionally, clients are shifting marketing budgets to more efficient or lower cost channels, which has caused a reduction in volume.

•	The Company continues to focus on improving the profitability of this segment by reducing operating expenses in reaction to the ongoing decline in revenue and gross margin.

Asset Generation and Management

•
The Company acquired $4.1 billion of FFELP student loans during 2013, compared to $3.9 billion in 2012 and $2.8 billion in 2011. The average loan portfolio balance for the years ended December 31, 2013, 2012, and 2011 was $25.0 billion, $23.7 billion, and $24.0 billion, respectively.

•
Core student loan spread increased to 1.54% for the year ended December 31, 2013, compared to 1.44% for the year ended December 31, 2012. This increase was due to the improved corresponding relationship between the interest rate indices governing what the Company earns on its loans and what the Company pays to fund such loans.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the years ended December 31, 2013, 2012, and 2011, the Company earned $148.4 million, $145.3 million, and $144.5 million, respectively, of fixed rate floor income (net of $31.0 million, $19.3 million, and $20.2 million of derivative settlements, respectively, used to hedge such loans).

Corporate Activities

•
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, recognized revenue of $17.4 million, $9.3 million, and $5.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts include performance fees earned from the sale of managed securities.

Liquidity and Capital Resources

•	As of December 31, 2013, the Company had cash and investments of $255.3 million.

•	For the year ended December 31, 2013, the Company generated $387.2 million in net cash provided by operating activities.

•
Forecasted undiscounted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.17 billion as of December 31, 2013.

•
As of December 31, 2013, $45.0 million was outstanding on the Company's unsecured line of credit and $230.0 million was available for future use. The unsecured line of credit has a maturity date of March 28, 2018.

•	During the year ended December 31, 2013, the Company repurchased 393,259 shares of Class A common stock for $13.1 million ($33.40 per share).

•	During the year ended December 31, 2013, the Company repurchased $90.5 million (par value) of its own asset-backed and unsecured debt securities for a gain totaling $11.7 million.

•	During the year ended December 31, 2013, the Company paid cash dividends of $18.6 million.

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the years December 31, 2013, 2012, and 2011 is summarized below.

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

The Company operates as four distinct operating segments as described previously. For a reconciliation of the segment operating results to the consolidated results of operations, see note 13 of the notes to consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a segment basis.

	Year ended December 31,
	2013	2012	2011	Additional information
Loan interest	$638,142	609,237	589,686
Increase in 2013 from 2012 is due to an increase in the average student loan balance and student loan discount accretion (net), partially offset by a slight decrease in gross variable student loan yield. Increase in 2012 from 2011 is due to an increase in gross variable student loan yield and student loan discount accretion (net), partially offset by a decrease in the average student loan balance.

Investment interest	6,668	4,616	3,168	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Average investment balances increased year over year.
Total interest income	644,810	613,853	592,854
Interest expense	230,935	268,566	228,289
The decrease in 2013 compared to 2012 is due to a decrease in student loan cost of funds, partially offset by an increase in average debt outstanding. The increase in 2012 compared to 2011 is due to an increase in student loan cost of funds, partially offset by a decrease in average debt outstanding.

Net interest income	413,875	345,287	364,565	See table below for additional analysis.
Less provision for loan losses	18,500	21,500	21,250	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans.
Net interest income after provision for loan losses	395,375	323,787	343,315
Other income (expense):
LGS revenue	243,428	209,748	175,657	See LGS operating segment - results of operations.
TPP&CC revenue	80,682	74,410	67,797	See TPP&CC operating segment - results of operations.
NES revenue	98,078	117,925	130,470	See NES operating segment - results of operations.
Other income	46,298	39,476	29,513	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	11,699	4,139	8,340	Gain is primarily from the repurchase of the Company's own asset-backed and unsecured debt securities.
Derivative settlements, net	(29,636)	(14,022)	(7,840)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	48,593	(47,394)	(17,807)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	499,142	384,282	386,130
Operating expenses:
Salaries and benefits	196,169	192,826	177,951	Increases due to additional personnel to support increased servicing volume and TPP&CC revenue, partially offset by expense reductions at NES.
Cost to provide enrollment services	64,961	78,375	86,548	See NES operating segment - results of operations.
Depreciation and amortization	18,311	33,625	29,744	Decrease in 2013 is due to certain intangible assets becoming fully amortized in 2012. Amortization expense for 2013, 2012, and 2011 was $3.3 million, $19.0 million, and $17.1 million, respectively.
Other	149,542	128,738	113,415
Increase is due to an increase in (i) third party loan servicing fees incurred by AGM as volume at third parties has grown with recent loan purchases, (ii) costs incurred by LGS to support increased servicing volume; and (iii) collection costs incurred by LGS related to getting defaulted FFELP loans current on behalf of guaranty agencies.

Total operating expenses	428,983	433,564	407,658
Income before income taxes	465,534	274,505	321,787
Income tax expense	161,193	96,077	117,452
Effective tax rate: 2013 - 34.8%, 2012 - 35.0%, 2011 - 36.5%. During 2013, income tax expense was reduced by $5.3 million due to the resolution of certain tax positions. During 2012, state income tax laws were enacted that reduced the Company's income tax expense by $4.6 million.

Net income	304,341	178,428	204,335
Net income attributable to noncontrolling interest	1,669	431	—
Net income attributable to Nelnet, Inc.	$302,672	177,997	204,335
Additional information:
Net income attributable to Nelnet, Inc.	$302,672	177,997	204,335
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

Derivative market value and foreign currency adjustments	(48,593)	47,394	17,807
Tax effect	18,465	(18,010)	(6,766)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$272,544	207,381	215,376

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Year ended December 31,
	2013	2012	2011	Additional information
Variable student loan interest margin, net of settlements on derivatives	$235,480	192,021	219,363
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	148,431	145,345	144,454
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	6,668	4,616	3,168	Increase is due to an increase in average investment balance.
Non-portfolio related derivative settlements	(1,671)	(2,232)	(611)
Corporate debt interest expense	(4,669)	(8,485)	(9,649)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$384,239	331,265	356,725

The following table summarizes the components of "other income."

	Year ended December 31,
	2013	2012	2011
Borrower late fee income	$12,686	13,876	12,647
Investment advisory fees	17,422	9,347	5,062
Realized and unrealized gains/(losses) on investments, net	6,094	6,914	3,183
Other	10,096	9,339	8,621
Other income	$46,298	39,476	29,513

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,727	$22,650	$22,277	$21,926	$21,504	$21,237	$20,820	$20,629	$20,715	$21,397
% of total	38.6%	29.8%	27.1%	25.6%	23.2%	21.8%	18.5%	17.7%	15.3%	15.5%
Number of servicing borrowers:
Government servicing	2,804,502	3,036,534	3,096,026	3,137,583	3,588,412	3,892,929	4,261,637	4,396,341	5,145,901	5,305,498
FFELP servicing	1,912,748	1,799,484	1,779,245	1,724,087	1,659,020	1,626,146	1,586,312	1,529,203	1,507,452	1,462,122
Private servicing	155,947	164,554	163,135	161,763	175,070	173,948	170,224	173,588	178,935	195,580
Total:	4,873,197	5,000,572	5,038,406	5,023,433	5,422,502	5,693,023	6,018,173	6,099,132	6,832,288	6,963,200

Number of remote hosted borrowers	545,456	9,566,296	8,645,463	7,909,300	7,505,693	6,912,204	5,001,695	3,218,896	1,986,866	1,915,203

Summary and Comparison of Operating Results

	Year ended December 31,
	2013	2012	2011	Additional information
Net interest income	$40	53	58
Loan and guaranty servicing revenue	243,428	209,748	175,657	See table below for additional analysis.
Intersegment servicing revenue	56,744	65,376	69,037	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Year over year decrease is due to portfolio run-off.
Total other income	300,172	275,124	244,694
Salaries and benefits	119,092	115,126	102,878	Increase due to additional personnel to support the increase in volume under the government servicing contract.
Depreciation and amortization	11,419	18,415	15,313	Intangible assets were fully amortized during 2012. Amortization expense for 2012 and 2011 was $8.7 million and $8.5 million, respectively.
Other expenses	79,116	70,505	60,442
Increase due to additional servicing volume and collection costs incurred related to rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Collection costs were $32.0 million, $28.0 million, and $23.8 million in 2013, 2012, and 2011, respectively.

Intersegment expenses, net	4,359	5,280	4,776
Total operating expenses	213,986	209,326	183,409
Income before income taxes and corporate overhead allocation	86,226	65,851	61,343
Corporate overhead allocation	(6,150)	(5,904)	(4,138)
Income before income taxes	80,076	59,947	57,205
Income tax expense	(30,430)	(22,780)	(21,736)
Net income	$49,646	37,167	35,469
Before tax operating margin	26.7%	21.8%	23.4%

Loan and guaranty servicing revenue

	Year ended December 31,
	2013	2012	2011	Additional information
Government servicing	$97,351	69,493	50,978	Increase due to an increase in the number of borrowers serviced under the government servicing contract.
FFELP servicing	20,420	24,255	26,653	Decrease will continue as third-party customers' FFELP portfolios run off.
Private servicing	9,485	9,201	9,911
FFELP guaranty servicing	12,251	13,183	16,249	Decrease will continue as FFELP portfolios run off and guaranty volume decreases.
FFELP guaranty collection	73,628	58,926	47,801
The Company earns revenue from rehabilitating defaulted FFELP loans on behalf of guaranty agencies. This revenue has increased as a result of an increase in defaulted loan volume. However, over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, recent federal budget provisions to become effective July 1, 2014 will reduce payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue was $54.2 million, $43.8 million, and $34.2 million in 2013, 2012, and 2011, respectively. The Company anticipates this revenue will be negatively impacted as a result of these federal budget provisions.

Software services	28,609	33,512	23,443
In October 2011, the Company began providing hosted student loan servicing to a significant customer, which resulted in an increase in software services revenue. The contract with this customer expired in December 2013. The number of remote hosted borrowers and related revenue decreased from this customer throughout 2013 as this customer's loan volume was transferred to other servicers. The Company received a portion of these transfers, which increased the number of full-service borrowers under the Department's servicing contract. Revenue earned from this customer in 2013, 2012, and 2011 was $6.2 million, $14.7 million and $6.2 million, respectively. Excluding revenue from this customer, software services revenue increased year over year due to an increase in the number of borrowers from other remote hosted customers.

Other	1,684	1,178	622
Loan and guaranty servicing revenue	$243,428	209,748	175,657

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

Summary and Comparison of Operating Results

	Year ended December 31,
	2013	2012	2011	Additional information
Net interest income	$—	8	21
Tuition payment processing and campus commerce revenue	80,682	74,410	67,797	Increase due to an increase in the number of managed tuition payment plans as a result of providing more plans at existing schools and obtaining new school customers.
Salaries and benefits	37,575	34,314	30,070	Increase due to additional personnel to support the increase in payment plans and customers.
Depreciation and amortization	4,518	7,240	6,179	Certain intangible assets were fully amortized at the end of 2012. Amortization of intangible assets was $3.3 million, $6.3 million, and $5.0 million in 2013, 2012, and 2011, respectively.
Other expenses	9,147	10,439	10,192
Implementation of electronic communications and processes has resulted in reductions in paper forms, postage, and freight which have decreased expenses in 2013 compared to 2012. In addition, certain investments were made by the Company during 2012 in new products and services to meet customer needs and expand product and service offerings.

Intersegment expenses, net	5,989	5,383	4,714
Total operating expenses	57,229	57,376	51,155
Income before income taxes and corporate overhead allocation	23,453	17,042	16,663
Corporate overhead allocation	(1,957)	(1,968)	(1,379)
Income before income taxes	21,496	15,074	15,284
Income tax expense	(8,168)	(5,728)	(5,807)
Net income	$13,328	9,346	9,477
Before tax operating margin	26.6%	20.3%	22.5%

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Year ended December 31,
	2013	2012	2011	Additional information
Enrollment services revenue	$98,078	117,925	130,470	See table below for additional analysis.
Salaries and benefits	19,296	22,816	25,155	Decrease due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue.
Cost to provide enrollment services	64,961	78,375	86,548	See table below for additional analysis.
Depreciation and amortization	232	6,491	6,854	Intangible assets were fully amortized in 2012. Amortization expense related to intangible assets and student list costs for 2012 and 2011 was $5.9 million and $6.4 million, respectively.
Other expenses	6,084	10,416	9,425
Decrease is due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue. Additionally, included in 2012 expense is an impairment charge of $2.9 million related to student list costs.

Intersegment expenses, net	4,588	3,768	3,521
Total operating expenses	95,161	121,866	131,503
Income (loss) before income taxes and corporate overhead allocation	2,917	(3,941)	(1,033)
Corporate overhead allocation	(1,943)	(1,968)	(1,379)
Income (loss) before income taxes	974	(5,909)	(2,412)
Income tax (expense) benefit	(369)	2,244	917
Net income (loss)	$605	(3,665)	(1,495)
Before tax operating margin	1.0%	(5.0)%	(1.8)%

The following tables summarize the components of "Enrollment services revenue" and "cost to provide enrollment services."

	Inquiry generation (a)	Inquiry management (agency) (a)	Inquiry management (software)	Digital marketing	Content solutions (b)	Total
	Year ended December 31, 2013
Enrollment services revenue	$14,285	59,852	3,985	4,399	15,557	98,078
Cost to provide enrollment services	9,108	52,919	—	318	2,616	64,961
Gross profit	$5,177	6,933	3,985	4,081	12,941	33,117
Gross profit %	36.2%	11.6%

	Year ended December 31, 2012
Enrollment services revenue	$17,650	72,930	3,620	4,850	18,875	117,925
Cost to provide enrollment services	10,717	64,705	—	268	2,685	78,375
Gross profit	$6,933	8,225	3,620	4,582	16,190	39,550
Gross profit %	39.3%	11.3%

	Year ended December 31, 2011
Enrollment services revenue	$24,556	78,804	2,690	4,455	19,965	130,470
Cost to provide enrollment services	14,552	69,533	—	317	2,146	86,548
Gross profit	$10,004	9,271	2,690	4,138	17,819	43,922
Gross profit %	40.7%	11.8%

(a)
Inquiry generation revenue decreased $3.4 million (19.1%) and $6.9 million (28.1%) and inquiry management (agency) revenue decreased $13.1 million (17.9%) and $5.9 million (7.5%) for the years ended December 31, 2013 and 2012, respectively, compared to 2012 and 2011, respectively. Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. Additionally, clients are shifting marketing budgets to more efficient or lower cost channels, which has caused a reduction in volume. The decrease in inquiry generation gross profit margin is due to increased costs for higher quality sources and a shift in revenue from higher profit margin clients to clients with lower profit margins.

(b)
Content solutions revenue decreased $3.3 million (17.6%) and $1.1 million (5.5%) for the years ended December 31, 2013, and 2012, respectively, compared to 2012 and 2011, respectively, due to the divesture of the Company's list marketing business during 2013 and as the result of a decrease in list marketing services during 2012.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of December 31, 2013, the Company had a $25.9 billion student loan portfolio that will amortize over the next approximately 20 years. For a summary of the Company's student loan portfolio as of December 31, 2013 and December 31, 2012, see note 3 of the notes to consolidated financial statements included in this report.

Loan Activity

The following table sets forth the activity of loans:

	Year ended December 31,
	2013	2012	2011
Beginning balance	$24,995,880	24,359,625	23,784,069
Loan acquisitions	4,058,997	3,885,138	2,841,334
Repayments, claims, capitalized interest, participations, and other	(2,375,806)	(1,807,144)	(1,650,489)
Consolidation loans lost to external parties	(514,108)	(1,331,163)	(585,230)
Loans sold	(43,657)	(110,576)	(30,059)
Ending balance	$26,121,306	24,995,880	24,359,625

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

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the years ended December 31, 2013, 2012, and 2011, and a summary of the Company's federally insured student loan delinquency amounts as of December 31, 2013, 2012, and 2011, see note 3 of the notes to consolidated financial statements included in this report.

Charge-offs of federally insured loans decreased in 2013 as compared to 2012 and 2011. During 2012 and 2011, the Company focused significant time and resources on improving the performance metrics results for the Department servicing contract, which negatively impacted delinquencies and charge-offs of its own portfolio during these periods.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2013	2012	2011
Variable student loan yield, gross	2.58%	2.63%	2.58%
Consolidation rebate fees	(0.77)	(0.75)	(0.72)
Discount accretion, net of premium and deferred origination costs amortization	0.03	—	(0.09)
Variable student loan yield, net	1.84	1.88	1.77
Student loan cost of funds - interest expense	(0.91)	(1.09)	(0.90)
Student loan cost of funds - derivative settlements	0.01	0.03	0.05
Variable student loan spread	0.94	0.82	0.92
Fixed rate floor income, net of settlements on derivatives	0.60	0.62	0.60
Core student loan spread	1.54%	1.44%	1.52%

Average balance of student loans	$24,960,521	23,694,388	24,045,003
Average balance of debt outstanding	24,954,546	23,932,304	24,237,459

A trend analysis of the Company's core and variable student loan spreads is summarized below.

(a)
Prior to April 1, 2012, the interest earned on the majority of the Company's FFELP student loan assets was indexed to the three-month commercial paper rate.  As allowed by legislation, effective April 1, 2012, the Company elected to change the index on which the Special Allowance Payments are calculated for FFELP loans from the commercial paper rate to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on student loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR (Q2 2012 - Q4 2013) or commercial paper rate indices (Q1 2011 - Q1 2012) by quarter.

Variable student loan spread increased during the year ended December 31, 2013 as compared to 2012 as a result of the tightening of the Asset/Liability Base Rate spread as reflected in the previous table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Year ended December 31,
	2013	2012	2011
Fixed rate floor income, gross	$179,453	164,615	164,700
Derivative settlements (a)	(31,022)	(19,270)	(20,246)
Fixed rate floor income, net	$148,431	145,345	144,454
Fixed rate floor income contribution to spread, net	0.60%	0.62%	0.60%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2013, 2012, and 2011 are due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2013	2012	2011	Additional information
Net interest income after provision for loan losses	$390,571	324,906	347,811	See table below for additional analysis.
Other income	15,223	18,219	15,416
The primary component of other income is borrower late fees, which were $12.7 million, $13.9 million, and $12.6 million in 2013, 2012, and 2011, respectively. The primary item of other income that causes fluctuations year over year is the net realized and unrealized gains/losses from investments, which were gains of $0.2 million and $1.7 million in 2013 and 2012, respectively, and a loss of $0.1 million in 2011.

Gain on sale of loans and debt repurchases	11,004	3,814	1,433	Gains are primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	35,256	(51,809)	7,571
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(27,966)	(11,792)	(7,228)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as reflected in the table below.

Total other income	33,517	(41,568)	17,192
Salaries and benefits	2,292	2,252	2,791
Other expenses	30,945	16,435	13,381	Increase due to higher third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.
Intersegment expenses, net	57,572	66,215	70,018	Amount includes fees paid to the LGS operating segment for the servicing of the Company's student loan portfolio. Such amounts have decreased as the AGM portfolio serviced by LGS has run off.
Total operating expenses	90,809	84,902	86,190
Income before income taxes and corporate overhead allocation	333,279	198,436	278,813
Corporate overhead allocation	(3,896)	(5,306)	(6,896)
Income before income taxes	329,383	193,130	271,917
Income tax expense	(125,165)	(73,387)	(103,327)
Net income	$204,218	119,743	168,590

Additional information:
Net income	$204,218	119,743	168,590
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

Derivative market value and foreign currency adjustments, net	(35,256)	51,809	(7,571)
Tax effect	13,397	(19,687)	2,877
Net income, excluding derivative market value and foreign currency adjustments	$182,359	151,865	163,896

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2013	2012	2011	Additional Information
Variable interest income, net of settlements on derivatives	$645,739	630,267	633,486
Increase in 2013 compared to 2012 is due to an increase in the average student loan portfolio, partially offset by a decrease in the gross yield earned on student loans, net of settlements on derivatives. Decrease in 2012 compared to 2011 is due to a decrease in the average student loan portfolio, partially offset by an increase in the yield earned on student loans, net of settlements on derivatives.

Consolidation rebate fees	(192,061)	(178,211)	(174,387)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	8,067	47	(21,095)	Increase due to the Company's purchases of loans at a net discount over the prior few years.
Interest on bonds and notes payable	(226,265)	(260,082)	(218,641)
Decrease in 2013 compared to 2012 is due to a decrease in cost of funds, partially offset by an increase in average debt outstanding. Increase in 2012 compared to 2011 is due to an increase in cost of funds, partially offset by a decrease in average debt outstanding.

Variable student loan interest margin, net of settlements on derivatives	235,480	192,021	219,363
Fixed rate floor income, net of settlements on derivatives	148,431	145,345	144,454	The high levels of fixed rate floor income earned are due to historically low interest rates.
Investment interest	461	955	1,051
Intercompany interest	(3,267)	(3,707)	(3,035)
Provision for loan losses - federally insured	(20,000)	(22,000)	(20,000)
Provision for loan losses - non-federally insured	1,500	500	(1,250)
Net interest income after provision for loan losses (net of settlements on derivatives)	$362,605	313,114	340,583

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

Sources of Liquidity Currently Available

As of December 31, 2013, the Company had cash and investments of $255.3 million. In addition, the Company has historically generated positive cash flow from operations.  For the years ended December 31, 2013, 2012, and 2011, the Company's net cash provided by operating activities was $387.2 million, $299.3 million, and $310.9 million, respectively.

The Company has a $275.0 million unsecured line of credit with a maturity date of March 28, 2018. As of December 31, 2013, $45.0 million was outstanding on the unsecured line of credit and $230.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has retained certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2013, the Company holds $237.3 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments, including continued investments in its core business areas of asset management and finance, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Cash Flows

During the year ended December 31, 2013, the Company generated $387.2 million from operating activities, compared to $299.3 million for the same period in 2012. The increase in cash provided by operating activities reflects the higher level of net income in 2013, together with proceeds received in 2013 for the termination of one of the Company's cross currency interest rate swaps. The increase in cash provided by operating activities was partially offset by the impacts of changes in non-cash fair value adjustments for derivatives.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities and cash used in financing activities for the year ended December 31, 2013 was $496.6 million and $886.5 million, respectively. Cash used in investing activities and cash provided by financing activities for the year ended December 31, 2012 was $792.7 million and $516.8 million, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The Company had the following debt obligations outstanding that are secured by student loan assets and related collateral:

	As of December 31, 2013
	Carrying amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$24,614,143	5/25/18 - 8/26/52
FFELP warehouse facilities	1,396,344	1/17/16 - 6/12/16
Other borrowings	61,401	4/11/14 - 11/11/15
	$26,071,888

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

As of December 31, 2013, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.17 billion as detailed below.  The $2.17 billion includes approximately $432.5 million

(as of December 31, 2013) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2013.  As of December 31, 2013, the Company had $24.6 billion of loans included in asset-backed securitizations, which represented 94.6 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities or loans acquired subsequent to December 31, 2013.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of loan consolidation activity, borrower default rates, and utilization of FFEL Program debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securities transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $240 million to $300 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2013, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $8.7 million. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2013, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $1.8 billion, of which $1.4 billion was outstanding and $0.4 billion was available for additional funding. One of the warehouse facilities provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based in market movements. As of December 31, 2013, the Company had $88.5 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2013, see note 4 of the notes to consolidated financial statements included in this report.

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

The Company plans to fund additional FFELP student loan acquisitions using current cash and investments; its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2013, $342.5 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed Securities Transactions

During 2013, the Company completed five asset-backed securitizations totaling $3.2 billion. On February 6, 2014, the Company completed an asset-backed securitization of $458.5 million (par value). The proceeds of this securitization were used to provide permanent funding for student loans previously financed in the Company's warehouse facilities. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity.

Based on the derivative portfolio outstanding as of December 31, 2013, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of December 31, 2013, the fair value of the Company's derivatives, which had a negative fair value (a liability in the Company's balance sheet), was $18.0 million, and the Company had $3.6 million posted as collateral with derivative counterparties.

Other Debt Facilities

As previously discussed, the Company has a $275.0 million unsecured line of credit with a maturity date of March 28, 2018. As of December 31, 2013, the unsecured line of credit had an outstanding balance of $45.0 million and $230.0 million was available for future use. Upon the maturity date in 2018 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities ("Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of December 31, 2013, $96.5 million of Hybrid Securities were outstanding.

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

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Par value	Purchase price	Gain	Par value	Purchase price	Gain	Par value	Purchase price	Gain
Unsecured debt - Hybrid Securities	$2,775	2,080	695	1,465	1,140	325	62,558	55,651	6,907
Asset-backed securities	87,696	76,725	10,971	134,667	130,969	3,698	12,254	12,199	55
	$90,471	78,805	11,666	136,132	132,109	4,023	74,812	67,850	6,962

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2013, 2012, and 2011 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2013	393,259	$13,136	$33.40
Year ended December 31, 2012	806,023	22,814	28.30
Year ended December 31, 2011	1,436,423	27,134	18.89

As of December 31, 2013, 3,875,367 shares remain authorized for purchase under the Company's repurchase program.

Dividends

Dividends of $0.10 per share on the Company’s Class A and Class B common stock were paid on March 15, 2013, June 14, 2013, September 13, 2013, and December 16, 2013, respectively.

The Company's Board of Directors declared a first quarter 2014 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. The dividend will be paid on March 14, 2014, to shareholders of record at the close of business on February 28, 2014.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2013
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$26,213,345	56,900	1,400,845	447,245	24,308,355
Operating lease obligations	16,554	5,889	5,958	2,451	2,256
Total	$26,229,899	62,789	1,406,803	449,696	24,310,611

(a)	Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.

As of December 31, 2013, the Company had a reserve of $12.4 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

As of December 31, 2013, the Company had participated a cumulative amount of $120.9 million (par value) of non-federally insured loans to third parties.  Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent. In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2013, the outstanding balance of loans related to this loan sale was $63.6 million (par value). As of December 31, 2013, the Company has $16.1 million accrued related to these repurchase obligations which is included in "other liabilities" in the Company’s consolidated balance sheet.  These obligations are not included in the above table.

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

On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the following critical accounting policies that are discussed in more detail below: allowance for loan losses, revenue recognition, consolidation of Variable Interest Entities ("VIEs"), income taxes, and accounting for derivatives.

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

Revenue Recognition

Student loan income – The Company recognizes student loan income as earned, net of amortization/accretion of loan premiums and discounts and deferred origination costs. Loan income is recognized based upon the expected yield of the loan after giving effect to borrower utilization of incentives such as principal reductions for timely payments (“borrower benefits”) and other yield adjustments. The estimate of the borrower benefits discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive and liquidity purposes, the Company frequently changed the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount. Loan premiums/discounts, deferred origination costs, and borrower benefits are included in the carrying value of the student loan on the consolidated balance sheet and are amortized over the estimated life of the loan. The most sensitive estimate related to the amortization/accretion of loan premiums/discounts, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect the CPR estimate, including the level of loan consolidation activity, borrower default rates, and utilization of FFEL Program debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium/discount and deferred origination cost amortization recognized by the Company in a particular period.

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

Consolidation of VIEs

The Company's education lending subsidiaries, or VIEs, are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The Company has determined it is the primary beneficiary of its VIEs. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment required in determining the primary beneficiary of the VIEs with which the Company is associated, and there are no "bright line" tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature. The Company is generally the administrator and master servicer of the securitized assets held in its education lending subsidiaries and owns the residual interest of the securitization trusts. As a result, for accounting purposes, the transfers of student loans to the eligible lender trust do not qualify as sales. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements and are summarized as supplemental information on the balance sheet.

Income Taxes

The Company is subject to the income tax laws of the U.S., Canada, Australia, and the states and municipalities in which the Company operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company reviews these balances quarterly and as new information becomes available, the balances are adjusted, as appropriate.

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

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED, BUT NOT YET EFFECTIVE

In January 2014, the FASB issued accounting guidance regarding the accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The Company has relatively small investments in affordable housing projects that qualify for the low-income housing tax credits, and currently accounts for these investments using the equity method.  The new guidance will allow the Company to account for these investments using the proportional amortization method.  The Company plans to early adopt this standard effective January 1, 2014, and does not expect the adoption to have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2013		As of December 31, 2012
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$11,090,583	42.5%	$11,271,233	45.1%
Variable-rate loan assets	15,030,723	57.5	13,724,647	54.9
Total	$26,121,306	100.0%	$24,995,880	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	26,213,345	100.0	25,270,865	100.0
Total	$26,213,345	100.0%	$25,270,865	100.0%

Loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time or a floating rate based on the SAP formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

No variable-rate floor income was earned by the Company during the years ended December 31, 2013, 2012, and 2011. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2013	2012	2011
Fixed rate floor income, gross	$179,453	164,615	164,700
Derivative settlements (a)	(31,022)	(19,270)	(20,246)
Fixed rate floor income, net	$148,431	145,345	144,454

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2013, 2012, and 2011 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2013:

Fixed interest range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance

< 3.0%	2.87%	0.23%	$1,753,639
3.0 - 3.49%	3.20%	0.56%	2,101,999
3.5 - 3.99%	3.65%	1.01%	1,919,895
4.0 - 4.49%	4.20%	1.56%	1,448,691
4.5 - 4.99%	4.72%	2.08%	845,296
5.0 - 5.49%	5.24%	2.60%	578,336
5.5 - 5.99%	5.67%	3.03%	350,308
6.0 - 6.49%	6.18%	3.54%	405,238
6.5 - 6.99%	6.70%	4.06%	367,927
7.0 - 7.49%	7.16%	4.52%	151,774
7.5 - 7.99%	7.71%	5.07%	259,141
8.0 - 8.99%	8.17%	5.53%	612,919
> 9.0%	9.04%	6.40%	295,420
			$11,090,583

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2013, the weighted average estimated variable conversion rate was 1.83%. As of December 31, 2013, the short-term interest rate was 17 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2013 used by the Company to hedge loans earning fixed rate floor income.

	Notional amount	Weighted average fixed rate paid by the Company (a)
Maturity
2014	$1,750,000	0.71%
2015	1,100,000	0.89
2016	750,000	0.85
2017	1,250,000	0.86
	$4,850,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2013:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$25,037,097	—
3 month Treasury bill	Daily	1,013,106	—
3 month LIBOR (a) (b)	Quarterly	—	16,253,353
1 month LIBOR	Monthly	—	7,804,457
Auction-rate or remarketing (c)	Varies	—	1,134,250
Asset-backed commercial paper (d)	Varies	—	818,427
Other (e)		21,685	61,401
		$26,071,888	26,071,888

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of December 31, 2013:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(1)	150,000
2040	(2)	200,000
		$8,000,000	(3)
(1)This derivative has a forward effective start date in 2015.
(2)This derivative has a forward effective start date in 2020.

(3)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2013 was one-month LIBOR plus 3.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of December 31, 2013, the Company is currently sponsor for $915.1 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Year ended December 31, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(70,599)	(15.1)%	$(124,864)	(26.8)%	$(16,831)	(3.6)%	$(50,493)	(10.8)%
Impact of derivative settlements	60,123	12.9	180,370	38.7	6,855	1.5	20,565	4.4
Increase (decrease) in net income before taxes	$(10,476)	(2.2)%	$55,506	11.9%	$(9,976)	(2.1)%	$(29,928)	(6.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.14)		$0.74		$(0.13)		$(0.40)
	Year ended December 31, 2012
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(66,283)	(24.1)%	$(117,342)	(42.7)%	$(23,935)	(8.7)%	$(71,805)	(26.2)%
Impact of derivative settlements	47,263	17.2	141,789	51.6	1,717	0.6	5,152	1.9
Increase (decrease) in net income before taxes	$(19,020)	(6.9)%	$24,447	8.9%	$(22,218)	(8.1)%	$(66,653)	(24.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.32		$(0.29)		$(0.87)
	Year ended December 31, 2011
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(69,225)	(21.5)%	$(124,602)	(38.7)%	$(24,237)	(7.5)%	$(72,712)	(22.6)%
Impact of derivative settlements	50,569	15.7	151,705	47.1	—	—	—	—
Increase (decrease) in net income before taxes	$(18,656)	(5.8)%	$27,103	8.4%	$(24,237)	(7.5)%	$(72,712)	(22.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.24)		$0.35		$(0.31)		$(0.94)

Foreign Currency Exchange Risk

The Company has issued €352.7 million of student loan asset-backed Euro Notes ("2006-2 Notes") with an interest rate based on a spread to the EURIBOR index. As a result, the Company is exposed to the market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The Company has entered into a cross-currency interest rate swap in connection with the issuance of the 2006-2 Notes. See note 6 of the notes to consolidated financial statements included in this report for additional information, including a summary of the terms of the cross-currency interest rate swap associated with the 2006-2 Notes and the related financial statement impact.

Financial Statement Impact – Derivatives and Foreign Currency Transaction Adjustments

For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value and foreign currency adjustments and derivative settlements, net" included in the consolidated statements of income, see note 6 of the notes to consolidated financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 based on the criteria for effective internal control described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.

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

We have audited Nelnet, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.'s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
February 27, 2014

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2013, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS - Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 22, 2014 (the “Proxy Statement”), is incorporated into this report by reference.

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

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2013
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	3,007,307	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	3,007,307

(1)
Includes 2,314,802, 116,291, and 576,214 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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
3.1
Second Amended and Restated Articles of Incorporation of Nelnet, Inc., and Articles of Amendment thereto, filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference herein.

3.2
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Nelnet, Inc., filed as Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated by reference herein.

3.3
Sixth Amended and Restated Bylaws of Nelnet, Inc., as amended as of March 18, 2011, filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on March 24, 2011 and incorporated by reference herein.

3.4
Seventh Amended and Restated Bylaws of Nelnet, Inc., as amended as of February 6, 2014, filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on February 11, 2014 and incorporated by reference herein.

4.1
Form of Class A Common Stock Certificate of Nelnet, Inc., filed on November 24, 2003 as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated by reference herein.

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

Exhibit Index

4.3
Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc. signatory thereto, filed on November 24, 2003 as Exhibit 4.11 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated by reference herein.

10.1*
Composite Form of Amended and Restated Participation Agreement, dated as of June 1, 2001, between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, as amended by the First Amendment thereto dated as of December 19, 2001 through the Cancellation of the Fifteenth Amendment thereto dated as of March 16, 2011 (such Participation Agreement and each amendment through the Cancellation of the Fifteenth Amendment thereto have been previously filed as set forth in the Exhibit Index for the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and are incorporated by reference herein).

10.2
Sixteenth Amendment of Amended and Restated Participation Agreement, dated as of March 23, 2012, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein.

10.3
Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, filed on September 25, 2003 as Exhibit 10.36 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated by reference herein.

10.4
First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, filed on September 25, 2003 as Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated by reference herein.

10.5
Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, filed on September 25, 2003 as Exhibit 10.38 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated by reference herein.

10.6
Guaranteed Purchase Agreement, dated as of September 1, 2010, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated by reference herein.

10.7
First Amendment of Guaranteed Purchase Agreement, dated as of March 22, 2011, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated by reference herein.

10.8
Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective October 21, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A., filed on October 27, 2003 as Exhibit 10.94 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated by reference herein.

10.9
February 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements and Standby Student Loan Purchase Agreements, dated as of February 20, 2004, among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A., filed as Exhibit 10.62 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.10
November 2003 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective as of November 20, 2003, by and among National Education Loan Network, Inc., Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A., filed as Exhibit 10.63 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.11
December 2003 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective as of December 19, 2003, by and among National Education Loan Network, Inc, Nelnet, Inc., Nelnet Education Loan Funding, Inc., Union Bank and Trust Company, and Bank of America, N.A., filed as Exhibit 10.64 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated by reference herein.

10.12
April 2004 Amendment to Application and Agreement for Standby Letter of Credit, Loan Purchase Agreements, and Standby Student Loan Purchase Agreements, dated effective April 15, 2004, among Bank of America, N.A., Nelnet Education Loan Funding, Inc., National Education Loan Network, Inc, Nelnet, Inc., and Union Bank and Trust Company, filed as Exhibit 10.67 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

Exhibit Index

10.13
Amendment of Agreements dated as of February 4, 2005, by and between National Education Loan Network, Inc. and Union Bank and Trust Company, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated by reference herein.

10.14+
Nelnet, Inc. Employee Share Purchase Plan, as amended through March 17, 2011, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated by reference herein.

10.15
Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.16
Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.17
Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.18
Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.19
Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.20
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.21+	Nelnet, Inc. Restricted Stock Plan, as amended through May 20, 2009, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 27, 2009 and incorporated herein by reference.

10.22+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed on June 27, 2008 as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-151911) and incorporated herein by reference.

10.23
Loan Purchase Agreement, dated as of November 25, 2008, by and between Nelnet Education Loan Funding, Inc., f/k/a NEBHELP, INC., acting, where applicable, by and through Wells Fargo Bank, National Association, not individually but as Eligible Lender Trustee for the Seller under the Warehouse Agreement or Eligible Lender Trust Agreement, and Union Bank and Trust Company, acting in its individual capacity and as trustee, filed as Exhibit 10.71 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.24
Loan Servicing Agreement, dated as of November 25, 2008, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.72 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.25
Assurance Commitment Agreement, dated as of November 25, 2008, by and among Jay L. Dunlap, Angie Muhleisen, Michael S. Dunlap, Nelnet, Inc., Union Bank and Trust Company, and Farmers & Merchants Investment Inc., filed as Exhibit 10.73 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.26
Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

10.27
Guaranteed Purchase Agreement, dated as of September 1, 2010, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.

10.28
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.29
Management Agreement, dated effective as of January 20, 2012, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.58 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

Exhibit Index

10.30
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.31*
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC.

10.32
Commercial lease agreement, dated effective as of October 31, 2011, by and between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.59 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.33
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

10.34
Guaranty, dated as of February 17, 2012, by and among each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 24, 2012 and incorporated herein by reference.

10.35
Amendment No. 1 dated as of March 16, 2012 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on April 2, 2013 and incorporated by reference herein.

10.36
Amendment No. 2 dated as of March 28, 2013 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 2, 2013 and incorporated by reference herein.

10.37
Agreement for Purchase and Sale of Interest in Aircraft dated effective as of March 1, 2012, by and between National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein.

10.38
Second Amended and Restated Aircraft Joint Ownership Agreement made and entered into as of March 1, 2012, by and between National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated by reference herein.

10.39
Aircraft Purchase Agreement dated as of May 20, 2013, by and between Galena Air Services Company and National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.

10.40
First Amendment of Aircraft Purchase Agreement dated as of June 11, 2013, by and between Galena Air Services Company and National Education Loan Network, Inc., filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.

10.41
Agreement for Purchase and Sale of Interest in Aircraft dated as of June 25, 2013, by and between National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.

10.42
Aircraft Joint Ownership Agreement dated as of June 25, 2013, by and between National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.

10.43
Aircraft Management Agreement, dated as of June 25, 2013, by and between Duncan Aviation, Inc. and National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.

10.44
Consulting and Services Agreement made and entered into as of May 1, 2013, by and between Nelnet, Inc., and Union Bank and Trust Company, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

10.45
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

Exhibit Index

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
+ Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2014
NELNET, INC

		By:	/s/ JEFFREY R. NOORDHOEK
Name: Jeffrey R. Noordhoek
Title: Chief Executive Officer
(Principle Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principle Executive Officer)	February 27, 2014
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principle Financial Officer and Principal Accounting Officer)	February 27, 2014
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 27, 2014
Michael S. Dunlap

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	February 27, 2014
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	February 27, 2014
James P. Abel

/s/ WILLIAM R. CINTANI	Director	February 27, 2014
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 27, 2014
Kathleen A. Farrell

/s/ THOMAS E. HENNING	Director	February 27, 2014
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 27, 2014
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 27, 2014
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
February 27, 2014

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
	2013	2012
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $55,122 and $51,902, respectively)	$25,907,589	24,830,621
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	8,537	7,567
Cash and cash equivalents - held at a related party	54,730	58,464
Total cash and cash equivalents	63,267	66,031
Investments	192,040	83,312
Restricted cash and investments	735,123	815,462
Restricted cash - due to customers	167,576	96,516
Accrued interest receivable	314,553	307,518
Accounts receivable (net of allowance for doubtful accounts of $6,045 and $1,529, respectively)	56,072	63,638
Goodwill	117,118	117,118
Intangible assets, net	6,132	9,393
Property and equipment, net	33,829	31,869
Other assets	115,043	88,976
Fair value of derivative instruments	62,507	97,441
Total assets	$27,770,849	26,607,895
Liabilities:
Bonds and notes payable	$25,955,289	25,098,835
Accrued interest payable	21,725	14,770
Other liabilities	164,300	161,671
Due to customers	167,576	96,516
Fair value of derivative instruments	17,969	70,890
Total liabilities	26,326,859	25,442,682
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 34,881,338 shares and 35,116,913 shares, respectively	349	351
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,495,377 shares	115	115
Additional paid-in capital	24,887	32,540
Retained earnings	1,413,492	1,129,389
Accumulated other comprehensive earnings	4,819	2,813
Total Nelnet, Inc. shareholders' equity	1,443,662	1,165,208
Noncontrolling interest	328	5
Total equity	1,443,990	1,165,213

Total liabilities and equity	$27,770,849	26,607,895

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$26,020,629	24,920,130
Restricted cash and investments	732,771	753,511
Fair value of derivative instruments	36,834	82,841
Other assets	313,748	306,454
Bonds and notes payable	(26,244,222)	(25,209,341)
Other liabilities	(303,142)	(348,364)
Net assets of consolidated variable interest entities	$556,618	505,231

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$638,142	609,237	589,686
Investment interest	6,668	4,616	3,168
Total interest income	644,810	613,853	592,854
Interest expense:
Interest on bonds and notes payable	230,935	268,566	228,289
Net interest income	413,875	345,287	364,565
Less provision for loan losses	18,500	21,500	21,250
Net interest income after provision for loan losses	395,375	323,787	343,315
Other income (expense):
Loan and guaranty servicing revenue	243,428	209,748	175,657
Tuition payment processing and campus commerce revenue	80,682	74,410	67,797
Enrollment services revenue	98,078	117,925	130,470
Other income	46,298	39,476	29,513
Gain on sale of loans and debt repurchases	11,699	4,139	8,340
Derivative market value and foreign currency adjustments and derivative settlements, net	18,957	(61,416)	(25,647)
Total other income	499,142	384,282	386,130
Operating expenses:
Salaries and benefits	196,169	192,826	177,951
Cost to provide enrollment services	64,961	78,375	86,548
Depreciation and amortization	18,311	33,625	29,744
Other	149,542	128,738	113,415
Total operating expenses	428,983	433,564	407,658
Income before income taxes	465,534	274,505	321,787
Income tax expense	161,193	96,077	117,452
Net income	304,341	178,428	204,335
Net income attributable to noncontrolling interest	1,669	431	—
Net income attributable to Nelnet, Inc.	$302,672	177,997	204,335
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$6.50	3.76	4.24
Weighted average common shares outstanding - basic and diluted	46,570,314	47,369,331	48,157,403

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2013, 2012, and 2011
	2013	2012	2011
	(Dollars in thousands)
Net income	$304,341	178,428	204,335
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during period, net	9,134	10,230	—
Less reclassification adjustment for gains recognized in net income, net of losses	(5,938)	(5,798)	—
Income tax effect	(1,190)	(1,619)	—
Total other comprehensive income	2,006	2,813	—
Comprehensive income	306,347	181,241	204,335
Comprehensive income attributable to noncontrolling interest	1,669	431	—
Comprehensive income attributable to Nelnet, Inc.	$304,678	180,810	204,335

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2013, 2012, and 2011
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2010	—	36,846,353	11,495,377	$—	368	115	76,263	831,057	—	(1,170)	—	906,633
Net income	—	—	—	—	—	—	—	204,335	—	—	—	204,335
Cash dividend on Class A and Class B common stock - $0.37 per share	—	—	—	—	—	—	—	(17,763)	—	—	—	(17,763)
Contingency payment related to business combination	—	—	—	—	—	—	(5,893)	—	—	—	—	(5,893)
Issuance of common stock, net of forfeitures	—	233,172	—	—	2	—	4,694	—	—	—	—	4,696
Compensation expense for stock based awards	—	—	—	—	—	—	1,301	—	—	—	—	1,301
Repurchase of common stock	—	(1,436,423)	—	—	(14)	—	(27,120)	—	—	—	—	(27,134)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	30	—	30
Balance as of December 31, 2011	—	35,643,102	11,495,377	—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	177,997	—	—	431	178,428
Other comprehensive income	—	—	—	—	—	—	—	—	2,813	—	—	2,813
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(431)	(431)
Cash dividends on Class A and Class B common stock - $1.40 per share	—	—	—	—	—	—	—	(66,237)	—	—	—	(66,237)
Issuance of common stock, net of forfeitures	—	279,834	—	—	3	—	3,913	—	—	—	—	3,916
Compensation expense for stock based awards	—	—	—	—	—	—	2,188	—	—	—	—	2,188
Repurchase of common stock	—	(806,023)	—	—	(8)	—	(22,806)	—	—	—	—	(22,814)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	1,140	—	1,140
Balance as of December 31, 2012	—	35,116,913	11,495,377	—	351	115	32,540	1,129,389	2,813	—	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	302,672	—	—	1,669	304,341
Other comprehensive income	—	—	—	—	—	—	—	—	2,006	—	—	2,006
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,351)	(1,351)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(18,569)	—	—	—	(18,569)
Issuance of common stock, net of forfeitures	—	157,684	—	—	2	—	2,377	—	—	—	—	2,379
Compensation expense for stock based awards	—	—	—	—	—	—	3,102	—	—	—	—	3,102
Repurchase of common stock	—	(393,259)	—	—	(4)	—	(13,132)	—	—	—	—	(13,136)
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	—	328	1,443,990

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012, and 2011
	2013	2012	2011
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$302,672	177,997	204,335
Net income attributable to noncontrolling interest	1,669	431	—
Net income	304,341	178,428	204,335
Adjustments to reconcile net income to net cash provided by operating activities, net of asset acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	79,484	116,781	103,472
Student loan discount accretion	(36,258)	(44,380)	(30,915)
Provision for loan losses	18,500	21,500	21,250
Derivative market value adjustment	(83,878)	27,833	50,513
Foreign currency transaction adjustment	35,285	19,561	(32,706)
Proceeds from the termination/amendment of derivative instruments, net of payments	65,890	(6,005)	3,365
Gain on sale of loans	(33)	(116)	(1,378)
Gain from debt repurchases	(11,666)	(4,023)	(6,962)
Gain from sales of available-for-sale securities, net	(5,938)	(5,798)	—
Deferred income tax expense (benefit)	2,539	(23,829)	(7,726)
Non-cash compensation expense	3,329	3,020	2,029
Other	112	1,945	(2,394)
Decrease in accrued interest receivable	8,341	883	29,220
Decrease (increase) in accounts receivable	7,566	16	(11,040)
(Increase) decrease in other assets	(4,783)	2,322	(3,176)
Decrease in accrued interest payable	(433)	(4,864)	(538)
Increase (decrease) in other liabilities	4,782	16,044	(6,487)
Net cash provided by operating activities	387,180	299,318	310,862
Cash flows from investing activities, net of asset acquisitions:
Purchases of student loans and student loan residual interests	(1,925,703)	(3,776,690)	(976,837)
Purchases of student loans from a related party	(466,973)	(321)	(112)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	2,852,177	3,112,744	2,235,719
Proceeds from sale of student loans	43,292	107,093	121,344
Purchases of available-for-sale securities	(219,894)	(190,250)	—
Proceeds from sales of available-for-sale securities	103,250	165,854	—
Purchases of other investments, net	(20,302)	—	—
Purchases of property and equipment, net	(17,010)	(9,944)	(14,167)
Decrease (increase) in restricted cash and investments, net	147,743	(201,140)	87,905
Asset acquisitions, including contingency payments	—	—	(14,029)
Net cash provided by (used in) investing activities	496,580	(792,654)	1,439,823
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(5,153,057)	(4,444,099)	(3,045,663)
Proceeds from issuance of bonds and notes payable	4,312,720	5,066,950	1,100,384
Payments of debt issuance costs	(13,697)	(18,197)	(2,282)
Dividends paid	(18,569)	(66,237)	(17,763)
Repurchases of common stock	(13,136)	(22,814)	(27,134)
Proceeds from issuance of common stock	561	480	512
Payments received on employee stock notes receivable	—	1,140	30
Issuance of noncontrolling interest	5	5	—
Distribution to noncontrolling interest	(1,351)	(431)	—
Net cash (used in) provided by financing activities	(886,524)	516,797	(1,991,916)
Net (decrease) increase in cash and cash equivalents	(2,764)	23,461	(241,231)
Cash and cash equivalents, beginning of year	66,031	42,570	283,801
Cash and cash equivalents, end of year	$63,267	66,031	42,570

Cash disbursements made for:
Interest	$190,998	234,606	206,117
Income taxes, net of refunds	$154,840	114,758	133,180
Noncash activity:
Investing activity - student loans and other assets acquired	$1,715,260	—	1,760,583
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$1,676,761	—	1,692,241

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

The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the Federal Family Education Loan Program (“FFELP” or “FFEL Program”) of the U.S. Department of Education (the “Department”).

To reduce its reliance on interest income on student loans, the Company has significantly diversified and increased its fee-based education-related services. Effective July 1, 2010, the Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act of 2010”) prohibits new loan originations under the FFEL Program and requires that all new federal student loan originations be made through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this law, the Company no longer originates new FFELP loans. However, the Company believes there will be opportunities to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses.

The Company operates as four distinct operating segments. The Company's operating segments include:

• Student Loan and Guaranty Servicing
• Tuition Payment Processing and Campus Commerce
• Enrollment Services
• Asset Generation and Management

A description of each reportable operating segment is included below. In addition, see note 13 for additional information on the Company's segment reporting.

Fee-Based Operating Segments

Student Loan and Guaranty Servicing

The following are the primary products and services the Company offers as part of its Student Loan and Guaranty Servicing operating segment:

•	Servicing federally-owned student loans for the Department

•	Servicing FFELP loans

•	Originating and servicing non-federally insured student loans

•	Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

•	Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating external fee revenue when performed for third-party clients.

The Company is one of four private sector companies awarded a student loan servicing contract by the Department of Education to provide additional servicing capacity for loans owned by the Department.

This operating segment also provides servicing activities for guaranty agencies, which serve as intermediaries between the Department and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The services provided by the

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Company include providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services.

This operating segment also provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions usable by third parties to service various types of student loans, including Private, Federal Direct Loan Program, and FFEL Program loans.

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

In the K-12 market, the Company offers actively managed tuition payment plans and billing services as well as assistance with financial needs assessment and donor management. In the higher education market, the Company primarily offers actively managed tuition payment plans and campus commerce technologies and payment processing.

Enrollment Services

The Enrollment Services operating segment offers products and services that are focused on helping colleges recruit and retain students and helping students plan and prepare for life after high school and/or military service. The following are the primary products and services the Company offers as part of the Enrollment Services segment:

•	Inquiry Generation - Services include delivering qualified inquiries or clicks to third-party customers, primarily higher education institutions.

•	Inquiry Management (Agency) - Services include managing the marketing activities for third-party customers, primarily higher education institutions, in order to provide qualified inquiries or clicks.

•
Inquiry Management (Software) - Products and services include the licensing of software to third-party customers, primarily higher education institutions. This software is also used internally by the Company. The inquiry management software has been adapted so that it can be offered as a hosted software solution usable by third parties to manage and obtain qualified inquiries or clicks.

•
Digital Marketing - Services include interactive services to connect students to colleges and universities and are sold primarily based on subscriptions, and also include editing services for admission essays.

•
Content Solutions - Products and services include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning, and on-line information about colleges and universities.

Asset Generation and Management Operating Segment

The Company's Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets, which has historically been the Company's largest product and service offering. Nearly all student loan assets included in this segment are loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“Consolidation”). The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

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

The Company's education lending subsidiaries (or Variable Interest Entities ("VIEs")) are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's education lending subsidiaries are not the direct obligations of Nelnet, Inc. or any of its other subsidiaries. Each education lending subsidiary is structured to be bankruptcy remote, meaning that it should not be consolidated in the event of bankruptcy of the parent company or any other subsidiary. The Company has determined it is the primary beneficiary of its education lending subsidiaries (VIEs). The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. The Company is generally the administrator and master servicer of the securitized assets held in its education lending subsidiaries and owns the residual interest of the securitization trusts. As a result, for accounting purposes, the transfers of student loans to the eligible lender trusts do not qualify as sales. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements and are summarized as supplemental information on the balance sheet.

Reclassification

Certain amounts previously reported within the Company's consolidated financial statements have been reclassified to conform to the current period presentation.

Noncontrolling Interest

Noncontrolling interest reflects the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in Whitetail Rock Capital Management, LLC ("WRCM"), a subsidiary of the Company that issued minority membership interests on January 1, 2012 and January 1, 2013.
Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.

Student Loans Receivable

Student loans consist of federally insured student loans and non-federally insured student loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2013 and 2012.

Federally insured loans were previously made under the FFEL Program by certain eligible lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest. Generally, Stafford and PLUS loans have repayment periods between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment while the borrower is in-school, and during the grace period immediately upon leaving school. The borrower may also be granted a deferment

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment, and forbearance period. Interest rates on loans may be fixed or variable, dependent upon the type of loan, terms of the loan agreements, and date of origination. For FFELP loans, the education lending subsidiaries have entered into trust agreements in which unrelated financial institutions serve as the eligible lender trustees. As eligible lender trustees, the financial institutions act as the eligible lender in acquiring certain eligible student loans as an accommodation to the subsidiaries, which hold beneficial interests in the student loan assets as the beneficiaries of such trusts.

Substantially all FFELP loan principal and related accrued interest is guaranteed as provided by the Higher Education Act. These guarantees are subject to the performance of certain loan servicing due diligence procedures stipulated by applicable Department regulations. If these due diligence requirements are not met, affected student loans may not be covered by the guarantees in the event of borrower default. Such student loans are subject to “cure” procedures and reinstatement of the guarantee under certain circumstances.

Student loans receivable also includes non-federally insured loans. The terms of the non-federally insured loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. The non-federally insured loans are not covered by a guarantee or collateral in the event of borrower default.

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

The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 97 percent of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company's loss exposure on the outstanding balance of the Company's federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.

In determining the appropriate allowance for loan losses on the non-federally insured loans, the Company considers several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a non-federally insured loan on nonaccrual status when the collection of principal and interest is 30 days past due, and charges off the loan when the collection of principal and interest is 120 days past due. Collections, if any, are reflected as a recovery through the allowance for loan losses.

Management has determined that each of the federally insured loan portfolio and the non-federally insured loan portfolio meets the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Accordingly, the portfolio segment basis disclosures are presented in note 3 for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables. In addition, as of December 31, 2013 and 2012, the Company did not have any impaired loans as defined in the Receivables Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification.

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all investments with maturities when purchased of three months or less to be cash equivalents.

Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased accrued interest was $29.0 million, $68.0 million, and $12.7 million in 2013, 2012, and 2011, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Investments

The Company's available-for-sale investment portfolio consists of student loan asset-backed securities and equity and debt securities. These securities are carried at fair value, with the temporary changes in fair value, net of taxes, carried as a separate component of shareholders’ equity. The amortized cost of debt securities in this category (including the student loan asset-backed securities) is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability of the Company to retain the investment to allow for any anticipated recovery in fair value. The entire fair value loss on a security that has experienced an other-than-temporary impairment is recorded in earnings if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and either of those two conditions does not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income.

Securities classified as trading are accounted for at fair value, with unrealized gains and losses included in "other income" in the consolidated statements of income.

Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost unless the security is determined to have an other-than-temporary impairment. In that case, it is accounted for in the same manner as described above for available-for-sale investments.

When an investment is sold, the cost basis is determined through specific identification of the security sold.

Restricted Cash and Investments

Restricted cash primarily includes amounts for student loan securitizations and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the student loans held as trust assets and when principal and interest is paid on the trust's asset-backed debt securities. Restricted cash also includes collateral deposits with derivative counterparties.

Cash balances that the Company's indentured trusts deposit in guaranteed investment contracts that are held for the related asset-backed note holders are classified as restricted investments. The Company has classified these investments as held-to-maturity and accounts for them at amortized cost, which approximates fair value.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company tests goodwill for impairment in accordance with applicable accounting guidance. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a two-step quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

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
See note 8 for information regarding the Company's annual goodwill impairment review for 2011, 2012, and 2013.
Intangible Assets

Intangible assets with finite lives are amortized over their estimated lives. Such assets are amortized using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, the Company uses a straight-line amortization method.

The Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, and major improvements, including leasehold improvements, are capitalized. Gains and losses from the sale of property and equipment are included in determining net income. The Company uses accelerated and straight-line methods for recording depreciation and amortization. Accelerated methods are used for certain equipment and software when this method is believed to provide a better matching of income and expenses. Leasehold improvements are amortized over the lesser of their useful life or the related estimated lease period.

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

Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value, such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. In some cases fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates of current or future values.

The Company categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring assets and liabilities at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels include:

•	Level 1: Quoted prices for identical instruments in active markets. The types of financial instruments included in Level 1 are highly liquid instruments with quoted prices.

•
Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose primary value drivers are observable.

•
Level 3: Instruments whose primary value drivers are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs.

The Company's accounting policy is to recognize transfers between levels of the fair value hierarchy at the end of the reporting period.

Revenue Recognition

Loan interest income - Loan interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the borrower's course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Borrower repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement. Borrower repayment of non-federally

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

insured loans typically begins six months following the borrower's graduation from a qualified institution, and the interest is either paid by the borrower or capitalized annually or at repayment.

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

The Company recognizes student loan income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments (“borrower benefits”) and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loan, which includes an estimate of prepayment rates. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates.
The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.
Student loan and guaranty servicing revenue – Student loan and guaranty servicing revenue consists of the following items:

•
Loan and guaranty servicing fees – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees are generally calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized over the period in which services are provided to customers, and when ultimate collection is assured.

•	Guaranty collections revenue – Guaranty collections revenue is earned when collected. Collection costs paid to third parties associated with this revenue is expensed upon successful collection.

•
Software services revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting and remote hosting revenues are recognized over the period in which services are provided to customers.

Tuition payment processing and campus commerce revenue - Tuition payment processing and campus commerce revenue includes actively managed tuition payment solutions and online payment processing. Fees for these services are recognized over the period in which services are provided to customers. Cash received in advance of the delivery of services is included in deferred revenue.

Enrollment Services Revenue – Enrollment services revenue primarily consists of the following items:

•
Inquiry Generation and Management (Agency) - This revenue is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer, provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

For a portion of this revenue, the Company has agreements with providers of online media or traffic (“inquiry generation vendors”) used in the generation of inquiries or clicks. The Company receives a fee from its customers and pays a fee to the inquiry generation vendors either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company is the primary obligor in the transaction. As a result, the fees paid by the Company’s customers are recognized as revenue and the fees paid to its inquiry generation vendors are included in “cost to provide enrollment services” in the Company’s consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

•
Inquiry Management (Software) - This revenue is determined from individual agreements with customers and includes license and maintenance fees associated with inquiry management software products. Remote hosting revenues are recognized over the period in which services are provided to customers.

•
Digital Marketing - Revenue from sales of subscriptions for interactive services to connect students to colleges and universities is recognized ratably over the term of the contract as earned. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Revenue for editing services for admission essays is recognized over the period in which services are provided to customers.

•
Content Solutions - Several content solutions services are sold based on subscriptions. Revenue from sales of subscription services is recognized ratably over the term of the contract as earned. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery. All other revenue is recognized over the period in which services are provided to customers.

Other income - Other income includes realized and unrealized gains and losses on investments and borrower late fee income, which is earned by the education lending subsidiaries and is recognized when payments are collected from the borrower. Other income also includes investment advisory income. The Company provides investment advisory services through an SEC-registered investment advisor subsidiary under various arrangements and earns annual fees on the outstanding balance of investments and certain performance measures, which are recognized monthly as earned.

Interest Expense

Interest expense is based upon contractual interest rates, adjusted for the amortization of debt issuance costs and the accretion of discounts. The amortization of debt issuance costs and accretion of discounts are recognized using the effective interest method.

Transfer of Financial Assets and Extinguishments of Liabilities

The Company accounts for loan sales and debt repurchases in accordance with applicable accounting guidance. If a transfer of loans qualifies as a sale, the Company derecognizes the loan and recognizes a gain or loss as the difference between the carrying basis of the loan sold and the consideration received. The Company from time to time repurchases its outstanding debt and records a gain or loss on the early extinguishment of debt based upon the difference between the carrying amount of the debt and the amount paid to the third party. The Company recognizes the results of a transfer of loans and the extinguishment of debt based upon the settlement date of the transaction.

Derivative Accounting

The Company records derivative instruments on the consolidated balance sheets as either an asset or liability measured at its fair value. The Company determines the fair value for its derivative instruments using either (i) pricing models that consider current market conditions and the contractual terms of the derivative instrument or (ii) counterparty valuations. The Company does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments that are recognized at fair value and executed with the same counterparty under a master netting arrangement. The factors that impact the fair value of the Company's derivatives include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting. As a result, the change in fair value of derivative instruments is reported in current period earnings. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives, and therefore impact the financial position and results of operations of the Company. Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in the Company's consolidated statements of income and are accounted for as a change in fair value of such derivative. The changes in fair value of derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income.

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

Compensation Expense for Stock Based Awards

The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. The fair value of restricted stock awards is determined on the grant date based on the Company's stock price and is amortized to compensation cost over the related vesting periods, which range up to ten years. For those awards with only service conditions that have graded vesting schedules, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in substance, multiple awards.

Stock Repurchases

In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

3.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of December 31,
	2013	2012
Federally insured loans
Stafford and other	$6,686,626	7,261,114
Consolidation	19,363,577	17,708,732
Total	26,050,203	24,969,846
Non-federally insured loans	71,103	26,034
	26,121,306	24,995,880
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(158,595)	(113,357)
Allowance for loan losses – federally insured loans	(43,440)	(40,120)
Allowance for loan losses – non-federally insured loans	(11,682)	(11,782)
	$25,907,589	24,830,621

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

(a) For loans purchased where there is evidence of credit deterioration since the origination of the loan, the Company records a credit discount, separate from the allowance for loan losses, which is non-accretable to interest income. Remaining discounts and premiums for purchased loans are recognized in interest income over the remaining estimated lives of the loans. The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses. At December 31, 2013 and 2012, "loan discount, net of unamortized loan premiums and deferred origination costs" included $20.2 million and $17.8 million, respectively, of non-accretable discount associated with purchased loans.

Student Loan Residual Interests

On July 8, 2011, the Company purchased the residual interest in $1.9 billion of securitized federally insured consolidation loans. The Company acquired the ownership interest in GCO SLIMS Trust I (the "SLIMS Trust") giving the Company rights to the residual interest in GCO Education Loan Funding Trust-I (the "GCO Trust-I"). The GCO Trust-I includes federally insured consolidation loans funded to term with $1.9 billion of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction."

On July 8, 2011, the SLIMS Trust included $46.2 million of notes payable that carried a fixed interest rate of 5.72%. All excess interest earned from the GCO Trust-I was required to be used to pay the interest and principal on the notes payable in the SLIMS Trust until the SLIMS notes were paid in full. In December 2012, these notes were paid in full.

On October 31, 2013, the Company acquired the ownership interest in GCO Education Loan Funding Trust-II (the "GCO Trust-II") giving the Company rights to the residual interest in $1.6 billion of securitized federally insured consolidation loans. GCO Trust-II includes loans funded to term with $1.6 billion of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction."

The Company has consolidated these trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition of GCO Trust-I and GCO Trust-II, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the recognition of a student loan fair value discount of $153.9 million and $52.9 million, respectively, and bonds and notes payable fair value discount of $174.9 million and $91.8 million, respectively. These discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost, which approximates fair value.

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

	Year ended December 31,
	2013	2012	2011
Balance at beginning of period	$51,902	48,482	43,626
Provision for loan losses:
Federally insured loans	20,000	22,000	20,000
Non-federally insured loans	(1,500)	(500)	1,250
Total provision for loan losses	18,500	21,500	21,250
Charge-offs:
Federally insured loans	(15,588)	(21,217)	(17,166)
Non-federally insured loans	(3,683)	(3,508)	(4,147)
Total charge-offs	(19,271)	(24,725)	(21,313)
Recoveries - non-federally insured loans	1,577	1,419	1,310
Purchase (sale) of federally insured loans, net	(1,093)	2,133	1,463
Transfer from repurchase obligation related to non-federally insured loans repurchased, net	3,507	3,093	2,146
Balance at end of period	$55,122	51,902	48,482

Allocation of the allowance for loan losses:
Federally insured loans	$43,440	40,120	37,205
Non-federally insured loans	11,682	11,782	11,277
Total allowance for loan losses	$55,122	51,902	48,482

Repurchase Obligations

As of December 31, 2013, the Company had participated a cumulative amount of $120.9 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, on January 13, 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of December 31, 2013, the balance of this portfolio was $63.6 million (par value).

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Year ended December 31,
	2013	2012	2011
Beginning balance	$16,130	19,223	12,600
Repurchase obligation transferred to the allowance for loan losses related to loans repurchased, net	(3,507)	(3,093)	(2,146)
Repurchase obligation associated with loans sold	3,520	—	6,269
Current period expense	—	—	2,500
Ending balance	$16,143	16,130	19,223

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans that were delinquent 31 days or greater as of December 31, 2013, 2012, and 2011 was 12.7 percent, 28.6 percent, and 28.6 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

Rehabilitation Loans and Delinquent Loans Funded in FFELP Warehouse Facilities

Rehabilitation loans are student loans that have previously defaulted, but for which the borrower has made a specified number of on-time payments.  Although rehabilitation loans benefit from the same guarantees as other federally insured student loans, rehabilitation loans have generally experienced re-default rates that are higher than default rates for federally insured student loans that have not previously defaulted.  The Company has purchased a significant amount of rehabilitation loans during 2012 and 2013.  Upon purchase, these loans are recorded at fair value, which generally approximates the federal guarantee rate under the FFEL Program.  As such, there is minimal credit risk related to rehabilitation loans purchased; therefore, these loans are presented separately in the following delinquency tables.

In addition, the Company has purchased delinquent federally insured loans that are funded in the Company's FFELP warehouse facilities. Upon purchase, these loans are recorded at fair value, which generally approximates the federal guarantee rate. As such, there is minimal credit risk related to these loans. Loans delinquent 121 days or greater and funded in the Company's FFELP warehouse facilities are included with rehabilitation loans purchased in the following delinquency tables.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2013		2012		2011
Federally insured loans, excluding rehabilitation loans:
Loans in-school/grace/deferment (a)	$2,618,390		$2,949,320		$3,623,284
Loans in forbearance (b)	2,954,495		2,992,023		3,267,771
Loans in repayment status:
Loans current	15,251,869	86.1%	14,583,044	87.6%	14,422,192	84.6%
Loans delinquent 31-60 days (c)	768,600	4.3	652,351	3.9	821,166	4.8
Loans delinquent 61-90 days (c)	426,089	2.5	330,885	2.0	388,542	2.3
Loans delinquent 91-120 days (c)	281,991	1.6	247,381	1.5	289,173	1.7
Loans delinquent 121-270 days (c)	712,204	4.0	603,942	3.6	811,914	4.8
Loans delinquent 271 days or greater (c)(d)	269,066	1.5	220,798	1.4	307,861	1.8
Total loans in repayment	17,709,819	100.0%	16,638,401	100.0%	17,040,848	100.0%
Total federally insured loans, excluding rehabilitation loans	$23,282,704		$22,579,744		$23,931,903

Rehabilitation loans:
Loans in-school/grace/deferment (a)	$254,115		$150,317		$41,615
Loans in forbearance (b)	415,530		330,278		62,681
Loans in repayment status:
Loans current	1,086,053	51.8%	670,205	35.1%	178,180	60.0%
Loans delinquent 31-60 days (c)	198,718	9.5	113,795	6.0	23,038	7.7
Loans delinquent 61-90 days (c)	124,244	5.9	79,691	4.2	18,552	6.3
Loans delinquent 91-120 days (c)	108,800	5.2	186,278	9.8	18,607	6.3
Loans delinquent 121-270 days (c)	405,732	19.3	633,001	33.1	43,743	14.8
Loans delinquent 271 days or greater (c)(d)	174,307	8.3	226,537	11.8	14,390	4.9
Total loans in repayment	2,097,854	100.0%	1,909,507	100.0%	296,510	100.0%
Total rehabilitation loans	2,767,499		2,390,102		400,806
Total federally insured loans	$26,050,203		$24,969,846		$24,332,709

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

4.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$23,479,893	0.25% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,134,250	0.07% - 2.17%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	24,614,143
FFELP warehouse facilities	1,396,344	0.17% - 0.25%	1/17/16 - 6/12/16
Unsecured line of credit	45,000	1.67%	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.62%	9/15/61
Other borrowings	61,401	1.67% - 5.10%	4/11/14 - 11/11/15
	26,213,345
Discount on bonds and notes payable	(258,056)
Total	$25,955,289

	As of December 31, 2012
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$21,185,140	0.32% - 6.90%	11/25/15 - 8/26/52
Bonds and notes based on auction or remarketing	969,925	0.15% - 2.14%	5/1/28 - 5/25/42
Total variable-rate bonds and notes	22,155,065
FFELP warehouse facilities	1,554,151	0.21% - 0.29%	1/31/15 - 6/30/15
Department of Education Conduit	1,344,513	0.82%	1/19/14
Unsecured line of credit	55,000	1.71%	2/17/16
Unsecured debt - Junior Subordinated Hybrid Securities	99,232	3.68%	9/15/61
Other borrowings	62,904	1.50% - 5.10%	11/14/13 - 11/11/15
	25,270,865
Discount on bonds and notes payable	(172,030)
Total	$25,098,835

Secured Financing Transactions

The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests, and the securitized student loans may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles during the periods presented include loan warehouse facilities, asset-backed securitizations, and the government’s Conduit Program (as described below).

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

As of December 31, 2013, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III		NHELP-II		NFSLW-I	Total
Maximum financing amount	$750,000		500,000		500,000	1,750,000
Amount outstanding	577,918		339,359		479,067	1,396,344
Amount available	172,082		160,641		20,933	353,656
Expiration of liquidity provisions	January 16, 2014	(a)	February 28, 2014	(b)	June 12, 2014
Final maturity date	January 17, 2016		February 28, 2016	(b)	June 12, 2016
Maximum advance rates	92.2 - 95.0%		84.5 - 94.5%		92.0 - 98.0%
Minimum advance rates	92.2 - 95.0%		84.5 - 94.5%		84.0 - 90.0%
Advanced as equity support	$34,762		31,676		22,073	88,511
(a) On January 13, 2014, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to February 5, 2015.
(b) On February 27, 2014, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to September 30, 2014, and to change the maturity date to September 30, 2016.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset-backed securitizations

The following tables summarize the asset-backed securities transactions issued in 2013 and 2012.

	Securitizations issued during the year ended December 31, 2013
	2013-1	2013-2 (a)	2013-3	2013-4	2013-5 (a)	Total
Date securities issued	1/31/13	2/28/13	4/30/13	6/21/13	9/30/13
Total original principal amount	$437,500	1,122,000	765,000	453,000	399,000	$3,176,500

Class A senior notes:
Total original principal amount	$428,000	1,122,000	745,000	440,000	399,000	3,134,000
Bond discount	—	(3,325)	—	(1,690)	(4,881)	(9,896)
Issue price	$428,000	1,118,675	745,000	438,310	394,119	3,124,104
Cost of funds (1-month LIBOR plus:)	0.60%	0.50%	0.50%	0.50%	0.63%
Final maturity date	6/25/41	7/25/40	2/25/37	12/26/42	1/25/37

Class B subordinated notes:
Total original principal amount	$9,500		20,000	13,000		42,500
Bond discount	(1,525)		(1,762)	(1,804)		(5,091)
Issue price	$7,975		18,238	11,196		37,409
Cost of funds (1-month LIBOR plus:)	1.50%		1.50%	1.50%
Final maturity date	3/25/48		7/25/47	1/25/47

	Securitizations issued during the year ended December 31, 2012
	2012-1 (a)	2012-2 (a)	2012-3 (a)	2012-4	2012-5	2012-6	Total
Date securities issued	5/9/12	6/11/12	7/31/12	10/11/12	11/8/12	12/12/12
Total original principal amount	$336,300	323,000	414,300	937,500	1,174,000	1,012,000	$4,197,100

Class A senior notes:
Total original principal amount	$336,300	323,000	414,300	920,000	1,144,000	987,000	4,124,600
Bond discount	—	(3,609)	(1,275)	—	(7,642)	(3,399)	(15,925)
Issue price	$336,300	319,391	413,025	920,000	1,136,358	983,601	4,108,675
Cost of funds (1-month LIBOR plus:)	0.80%	0.80%	0.70%	0.70%	0.60%	0.60%
Final maturity date	12/27/39	12/26/33	3/26/40	9/27/38	10/27/36	3/27/45

Class B subordinated notes:
Total original principal amount				$17,500	30,000	25,000	72,500
Bond discount				(4,900)	(10,011)	(6,937)	(21,848)
Issue price				$12,600	19,989	18,063	50,652
Cost of funds (1-month LIBOR plus:)				1.00%	1.00%	1.50%
Final maturity date				7/26/49	12/28/43	8/26/52

(a)
Total original principal amount excludes the Class B subordinated tranches for the 2012-1, 2012-2, 2012-3, 2013-2, and 2013-5 transactions totaling $7.6 million, $10.0 million, $10.0 million, $34.0 million, and $9.0 million, respectively, that were retained at issuance. As of December 31, 2013, the Company has a total of $85.5 million (par value) of its own Class B subordinated notes remaining from prior completed asset-backed securitizations that are not included in the Company's consolidated balance sheet. If the Company sells these notes to third parties, the Company would obtain cash

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” in the Company's consolidated balance sheet.  The Company believes the market value of such notes is currently less than par value.  Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

Auction Rate Securities

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities") or through a remarketing utilizing remarketing agents ("Variable Rate Demand Notes"). As of December 31, 2013, the Company is currently sponsor on $915.1 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

Since February 2008, problems in the auction rate securities market as a whole has led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the indenture. Based on the relative levels of these indices as of December 31, 2013, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

For Variable Rate Demand Notes, the remarketing agents set the price, which is then offered to investors. If there are insufficient potential bid orders to purchase all of the notes offered for sale, the Variable Rate Demand Notes pay interest to the holder at a maximum rate as defined by the indenture. The maximum rate for Variable Rate Demand Notes is based on a spread to certain indices as defined in the underlying documents, with the highest to the Company being Prime plus 200 basis points.

Department of Education’s Conduit Program

In May 2009, the Department implemented a program under which it financed eligible FFELP loans in a conduit vehicle established to provide funding for student lenders (the "Conduit Program").  As of December 31, 2012, the Company had $1.3 billion borrowed under the facility. On February 28, 2013, all student loans funded in the Conduit Program were refinanced in the 2013-2 asset-backed securitization and the Company's FFELP warehouse facilities. After these transactions, no loans remained financed by the Company in the Conduit Program and the facility was paid down in full. Per the terms of the agreement, no additional loans can be financed in this facility and the facility expired for future use by the Company.

Unsecured Line of Credit

On February 17, 2012, the Company entered into a $250.0 million unsecured line of credit. On March 28, 2013, the facility was amended to increase the line of credit to $275.0 million and extend the maturity date from February 17, 2016 to March 28, 2018. As of December 31, 2013, the unsecured line of credit had $45.0 million outstanding and $230.0 million was available for future use.

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

As of December 31, 2013, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities through September 29, 2036 ("the scheduled maturity date") is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.62% at December 31, 2013. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million. As of December 31, 2013, the outstanding balance on the Hybrid Securities was $96.5 million.

Other Borrowings

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. The line of credit has a maturity date of April 11, 2014 and has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of December 31, 2013, $50.0 million was outstanding on this line of credit.

On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2013 and 2012, the outstanding balance on the note was $4.5 million and $4.6 million, respectively.

As of December 31, 2013 and 2012, bonds and notes payable includes $6.9 million and $8.3 million, respectively, of notes due to a third-party. The Company used the proceeds from these notes to invest in non-federally insured student loan assets via a participation agreement.

One of the Company's education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, the accreted defeased debt that remained outstanding was $45.9 million and $42.7 million, respectively.

Debt Covenants

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2013.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Maturity Schedule

Bonds and notes outstanding as of December 31, 2013 are due in varying amounts as shown below.

2014	$56,900
2015	4,501
2016	1,396,344
2017	—
2018	447,245
2019 and thereafter	24,308,355
$26,213,345

Generally, the Company's secured financing instruments bearing interest at variable rates can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

5.   Gain on Sale of Loans and Debt Repurchases

“Gain on sale of loans and debt repurchases” in the accompanying consolidated statements of income is composed of the following items:

	Year ended December 31,
	2013	2012	2011
Gain on sale of loans	$33	116	1,378
Gain from debt repurchases (a)	11,666	4,023	6,962
	$11,699	4,139	8,340

(a)	The activity included in "Gain from debt repurchases" is detailed below:

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Par value	Purchase price	Gain	Par value	Purchase price	Gain	Par value	Purchase price	Gain
Hybrid Securities	$2,775	2,080	695	1,465	1,140	325	62,558	55,651	6,907
Asset-backed securities	87,696	76,725	10,971	134,667	130,969	3,698	12,254	12,199	55
	$90,471	78,805	11,666	136,132	132,109	4,023	74,812	67,850	6,962

6.  Derivative Financial Instruments

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

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. As of December 31, 2013, the Company had $25.0 billion and $1.0 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, the indices for which reset daily, and $16.3 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $7.8 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

		As of December 31,
		2013		2012
Maturity		Notional amount		Notional amount
2021		$250,000		250,000
2022		1,900,000		1,900,000
2023		3,650,000		3,150,000
2024		250,000		250,000
2026		800,000		800,000
2028		100,000		100,000
2036		700,000		700,000
2039	(a)	150,000		150,000
2040	(b)	200,000		200,000
		$8,000,000	(c)	7,500,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2013 and 2012, was one-month LIBOR plus 3.5 basis points and one-month LIBOR plus 3.3 basis points, respectively.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

All FFELP loans first originated on or after April 1, 2006 effectively earn at the SAP rate, since lenders are required to rebate fixed rate floor income and variable rate floor income for these loans to the Department.

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

As of December 31, 2013 and December 31, 2012, the Company had $11.1 billion and $11.3 billion, respectively, of student loan assets that were earning fixed rate floor income of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 1.83% and 1.82%, respectively.

The following tables summarize the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2013		As of December 31, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2013	$—	—%	$3,150,000	0.71%
2014	1,750,000	0.71	1,750,000	0.71
2015	1,100,000	0.89	1,100,000	0.89
2016	750,000	0.85	750,000	0.85
2017	1,250,000	0.86	750,000	0.99
	$4,850,000	0.81%	$7,500,000	0.78%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest rate swaps – unsecured debt hedges

As of December 31, 2013 and December 31, 2012, the Company had $96.5 million and $99.2 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on the Hybrid Securities to a fixed rate of 7.66%.

	As of December 31, 2013		As of December 31, 2012
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%	$75,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

In 2006, the Company issued €420.5 million and €352.7 million of student loan asset-backed Euro Notes (the "2006-1 Notes" and "2006-2 Notes", respectively) with interest rates based on a spread to the EURIBOR index. On November 25, 2013, the Company remarketed the 2006-1 Notes, which changed the notional amount outstanding on the 2006-1 Notes to $500.0 million U.S. dollars with an interest rate based on the 3-month LIBOR index. As a result of the 2006-2 Notes, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes are re-measured at each reporting period and recorded in the Company’s consolidated balance sheet in U.S. dollars

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations are included in the Company’s consolidated statements of income.

The Company entered into cross-currency interest rate swaps in connection with the issuance of the Euro Notes. On November 26, 2013, the Company terminated its cross-currency interest rate swap associated with the 2006-1 Notes when such Notes were remarketed. Under the terms of the cross-currency interest rate swap associated with the 2006-2 Notes, the Company receives from the counterparty a spread to the EURIBOR index based on a notional amount of €352.7 million and pays a spread to the LIBOR index based on a notional amount of $450.0 million. In addition, under the terms of this agreement, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect between the U.S. dollar and Euro as of the issuance of the notes.

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments.

	Year ended December 31,
	2013	2012	2011
Re-measurement of Euro Notes	$(35,285)	(19,561)	32,706
Change in fair value of cross currency interest rate swaps	26,354	2,210	(14,287)
Total impact to consolidated statements of income - income (expense) (a)	$(8,931)	(17,351)	18,419

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency adjustments and derivative settlements, net" in the Company's consolidated statements of income.

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected on the consolidated balance sheet.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
1:3 basis swaps	$18,490	12,239	—	1,215
Interest rate swaps - floor income hedges	7,183	—	15,849	45,913
Interest rate swaps - hybrid debt hedges	—	—	2,119	23,762
Cross-currency interest rate swaps	36,834	82,841	—	—
Other	—	2,361	—	—
Total	$62,507	97,441	17,968	70,890
During the years ended December 31, 2013 and 2012, the Company terminated certain derivatives for net proceeds of $65.9 million and net payments of $6.0 million, respectively.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received (a)	Net asset (liability)
Balance as of December 31, 2013	$62,507	(15,437)	(15,959)	31,111
Balance as of December 31, 2012	97,441	(13,234)	(19,993)	64,214

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (b)	Net asset (liability)
Balance as of December 31, 2013	$(17,969)	15,437	3,630	1,098
Balance as of December 31, 2012	(70,890)	13,234	63,128	5,472

(a)
As of December 31, 2013 and December 31, 2012, the trustee for certain of the Company's asset-backed securitization transactions held $16.0 million and $20.0 million, respectively, of collateral from the counterparty on the cross-currency interest rate swaps.

(b)
As of December 31, 2013 and December 31, 2012, the Company had $3.6 million and $63.1 million, respectively, posted as collateral to derivative counterparties, which is included in “restricted cash and investments” in the Company's consolidated balance sheet.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Year ended December 31,
	2013	2012	2011
Settlements:
1:3 basis swaps	$3,301	4,495	1,446
Interest rate swaps - floor income hedges	(31,022)	(19,270)	(20,246)
Interest rate swaps - hybrid debt hedges	(1,670)	(2,231)	(744)
Cross-currency interest rate swaps	(245)	3,228	11,877
Other	—	(244)	(173)
Total settlements - (expense) income	(29,636)	(14,022)	(7,840)
Change in fair value:
1:3 basis swaps	7,467	676	1,114
Interest rate swaps - floor income hedges	36,719	(35,215)	(12,169)
Interest rate swaps - hybrid debt hedges	12,997	1,717	(25,475)
Cross-currency interest rate swaps	26,354	2,210	(14,287)
Other	341	2,779	304
Total change in fair value - income (expense)	83,878	(27,833)	(50,513)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	(35,285)	(19,561)	32,706
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$18,957	(61,416)	(25,647)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk. The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of December 31, 2013, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

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

Market Risk

When the fair value of a derivative instrument is negative (a liability in the Company's consolidated balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  The Company believes any downgrades from its current unsecured credit rating (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition,

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some derivative contracts have mutual optional termination provisions that can be exercised during the years 2014 through 2023. As of December 31, 2013, the fair value of derivatives with early termination provisions was a positive $10.1 million (an asset in the Company's consolidated balance sheet).

Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties. With the Company's current derivative portfolio, the Company does not currently anticipate near term movement in interest rates having a material impact on its liquidity or capital resources, nor expects future movements in interest rates to have a material impact on its ability to meet potential collateral deposits with its counterparties. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited.  In addition, the historical high correlation between one-month and three-month LIBOR limits the Company's exposure to interest rate movements on the 1:3 Basis Swaps.

The Company's cross-currency interest rate swap was entered into as a result of an asset-backed security financing and was entered into at the securitization trust level with the counterparty. Trust related derivatives do not contain credit contingent features related to the Company or the trust's credit ratings. As such, there are no collateral requirements and as a result the impact of changes to foreign currency rates has no impact on the amount of collateral the Company would be required to deposit with the counterparty on this derivative.

7.    Investments

A summary of the Company's investments and restricted investments follows:

	As of December 31, 2013				As of December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments :
Student loan asset-backed and other debt securities (b)	$171,931	7,111	(1,241)	177,801	64,970	3,187	(179)	67,978
Equity securities	1,502	1,783	(3)	3,282	3,449	1,604	(180)	4,873
Total available-for-sale investments	$173,433	8,894	(1,244)	181,083	68,419	4,791	(359)	72,851
Trading investments :
Student loan asset-backed and other debt securities				10,957				10,461
Total available-for-sale and trading investments				$192,040				83,312
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$7,285				8,830

(a)
As of December 31, 2013, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of December 31, 2013, the stated maturities of the Company's student loan asset-backed securities and other debt securities classified as available-for-sale are shown in the following table:

Year of Maturity:	Amortized cost	Fair value
Within 1 year	$—	—
1-5 years	418	418
6-10 years	57	57
After 10 years	171,456	177,326
Total	$171,931	177,801

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

As of December 31, 2013, the stated maturities of the Company's restricted investments, which are classified as held-to-maturity, are shown in the following table.

Year of Maturity:
Within 1 year	$—
1-5 years	5,084
6-10 years	—
After 10 years	2,201
Total	$7,285
T
The following table summarizes the amount included in "other income" in the consolidated statements of income related to the Company's investments classified as available-for-sale and trading.

	Year ended December 31,
	2013	2012	2011
Available-for-sale securities:
Gross realized gains	$6,270	6,120	—
Gross realized losses	(332)	(322)	—
Trading securities:
Unrealized gains (losses), net	221	254	430
Realized gains (losses), net	5	1,459	2,753
	$6,164	7,511	3,183
The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Year ended December 31,
Affected line item in the consolidated statements of income - income (expense):	2013	2012	2011
Other income	$5,938	5,798	—
Income tax expense	(2,197)	(2,145)	—
Net income	$3,741	3,653	—

8. Intangible Assets and Goodwill

As of December 31, 2013 and December 31, 2012, intangible assets were $6.1 million and $9.4 million, respectively, and consisted of customer relationships. The Company recorded amortization expense on its intangible assets of $3.3 million, $19.0 million, and $17.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2013, the Company estimates it will record amortization expense of $3.1 million (2014) and $3.0 million (2015).

Goodwill by operating segment consists of the following:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management (a)	Total
Balance as of December 31, 2011, 2012, and 2013	$8,596	58,086	8,553	41,883	117,118

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

(a)
As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans and net interest income of the Company's existing FFELP loan portfolio will decline over time as the Company's portfolio pays down. As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Other than the Asset Generation and Management reporting unit, management believes the elimination of new FFELP loan originations will not have an adverse impact on the fair value of the Company's other reporting units.

The Company reviews goodwill for impairment annually. This annual review is completed by the Company as of November 30 of each year and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable.
For the 2011, 2012, and 2013 annual review of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test and concluded there was no impairment of goodwill.

9. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Useful life	2013	2012
Computer equipment and software	1-5 years	$77,733	72,595
Office furniture and equipment	3-7 years	9,843	9,583
Leasehold improvements	1-15 years	3,618	6,502
Transportation equipment	10 years	7,398	3,610
Building and building improvements	5-39 years	10,366	9,711
Land	—	700	700
		109,658	102,701
Accumulated depreciation		75,829	70,832
		$33,829	31,869

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 related to property and equipment was $15.1 million, $12.9 million, and $9.9 million, respectively.

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

Stock Repurchases

The Company has a stock repurchase program that expires on May 24, 2015 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2013, 3.9 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2013, 2012, and 2011 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2013	393,259	$13,136	$33.40
Year ended December 31, 2012	806,023	22,814	28.30
Year ended December 31, 2011	1,436,423	27,134	18.89

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

	Year ended December 31,
	2013			2012			2011
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$300,043	2,629	302,672	176,647	1,350	177,997	203,077	1,258	204,335

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,165,785	404,529	46,570,314	47,010,034	359,297	47,369,331	47,860,824	296,579	48,157,403
Earnings per share - basic and diluted	$6.50	6.50	6.50	3.76	3.76	3.76	4.24	4.24	4.24

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

As of December 31, 2013, a cumulative amount of 127,442 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

12. Income Taxes

The Company is subject to income taxes in the United States, Canada, and Australia. Significant judgment is required in evaluating the Company's tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2013, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $19.1 million which is included in “other liabilities” on the consolidated balance sheet. Of this total, $12.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $2.2 million prior to December 31, 2014 as a result of a lapse of applicable statute of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the $2.2 million anticipated decrease, $1.4 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2013	2012
Gross balance - beginning of year	$29,568	21,794
Additions based on tax positions of prior years	996	9,493
Additions based on tax positions related to the current year	3,812	4,367
Settlements with taxing authorities	(7,470)	—
Reductions for tax positions of prior years	(6,470)	(5,738)
Reductions based on tax positions related to the current year	(272)	—
Reductions due to lapse of applicable statute of limitations	(1,023)	(348)
Gross balance - end of year	$19,141	29,568

All of the reductions due to the lapse of statute of limitations and for prior year tax positions shown above impacted the effective tax rate with the exception of certain temporary federal items.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2013 and 2012, $2.1 million and $5.1 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized a decrease to interest expense related to uncertain tax positions of $1.3 million for the year ended December 31, 2013, and interest expense of $2.7 million and $0.7 million for the years ended December 31, 2012 and 2011 respectively. The Company reversed accrued penalties related to uncertain tax positions of $0.3 million in 2013 as a result of exam closures and statutes of limitation lapses. No penalties were accrued for the years ended December 31, 2012 and 2011. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2009. The Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2007. As of December 31, 2013, the Company has significant tax uncertainties that remain unsettled in the following jurisdictions:

Maine            2008 through 2010
New York        2008 through 2011
Texas            2007 through 2009

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The provision for income taxes consists of the following components:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$153,756	118,490	123,737
State	4,776	1,383	1,354
Foreign	122	33	87
Total current provision	158,654	119,906	125,178

Deferred:
Federal	1,676	(23,460)	(6,606)
State	868	(358)	(1,116)
Foreign	(5)	(11)	(4)
Total deferred provision (benefit)	2,539	(23,829)	(7,726)
Provision for income tax expense	$161,193	96,077	117,452

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2013	2012	2011
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	0.8	0.5	0.9
Provision of uncertain federal and state tax matters	(0.6)	0.2	1.1
Tax credits	(0.4)	(0.6)	(0.4)
Valuation allowance	—	—	(0.3)
Other	—	(0.1)	0.2
Effective tax rate	34.8%	35.0%	36.5%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of As of December 31,
	2013	2012
Deferred tax assets:
Student loans	$25,967	26,612
Intangible assets	23,675	29,812
Securitizations	10,407	—
Accrued expenses	4,162	3,739
Stock compensation	1,608	1,317
Deferred revenue	777	987
Basis in certain derivative contracts	—	14,178
Other	28	982
Total gross deferred tax assets	66,624	77,627
Less valuation allowance	(239)	(137)
Net deferred tax assets	66,385	77,490
Deferred tax liabilities:
Debt repurchases	32,286	32,866
Loan origination services	23,750	27,554
Depreciation	4,673	4,770
Unrealized gain on debt and equity securities	2,830	1,619
Basis in certain derivative contracts	2,137	—
Total gross deferred tax liabilities	65,676	66,809
Net deferred tax asset (liability)	$709	10,681

The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company's deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of a portion of the Company's state net operating loss, it is management's opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

As of December 31, 2013 and 2012, current income taxes payable of $4.1 million and income taxes receivable of $0.7 million, respectively, are included in "other liabilities" and "other assets" in the consolidated balance sheets.

13.    Segment Reporting

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services operating segments. In addition, the Company earns interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer and the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. See note 1, "Description of Business," for a description of each operating segment, including the primary products and services offered.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$40	—	—	40	638,604	9,433	(3,267)	644,810
Interest expense	—	—	—	—	229,533	4,669	(3,267)	230,935
Net interest income (loss)	40	—	—	40	409,071	4,764	—	413,875
Less provision for loan losses	—	—	—	—	18,500	—	—	18,500
Net interest income (loss) after provision for loan losses	40	—	—	40	390,571	4,764	—	395,375
Other income (expense):
Loan and guaranty servicing revenue	243,428	—	—	243,428	—	—	—	243,428
Intersegment servicing revenue	56,744	—	—	56,744	—	—	(56,744)	—
Tuition payment processing and campus commerce revenue	—	80,682	—	80,682	—	—	—	80,682
Enrollment services revenue	—	—	98,078	98,078	—	—	—	98,078
Other income	—	—	—	—	15,223	32,218	(1,143)	46,298
Gain on sale of loans and debt repurchases	—	—	—	—	11,004	695	—	11,699
Derivative market value and foreign currency adjustments, net	—	—	—	—	35,256	13,337	—	48,593
Derivative settlements, net	—	—	—	—	(27,966)	(1,670)	—	(29,636)
Total other income (expense)	300,172	80,682	98,078	478,932	33,517	44,580	(57,887)	499,142
Operating expenses:
Salaries and benefits	119,092	37,575	19,296	175,963	2,292	17,914	—	196,169
Cost to provide enrollment services	—	—	64,961	64,961	—	—	—	64,961
Depreciation and amortization	11,419	4,518	232	16,169	—	2,142	—	18,311
Other	79,116	9,147	6,084	94,347	30,945	25,393	(1,143)	149,542
Intersegment expenses, net	4,359	5,989	4,588	14,936	57,572	(15,764)	(56,744)	—
Total operating expenses	213,986	57,229	95,161	366,376	90,809	29,685	(57,887)	428,983
Income (loss) before income taxes and corporate overhead allocation	86,226	23,453	2,917	112,596	333,279	19,659	—	465,534
Corporate overhead allocation	(6,150)	(1,957)	(1,943)	(10,050)	(3,896)	13,946	—	—
Income (loss) before income taxes	80,076	21,496	974	102,546	329,383	33,605	—	465,534
Income tax (expense) benefit	(30,430)	(8,168)	(369)	(38,967)	(125,165)	2,939	—	(161,193)
Net income (loss)	49,646	13,328	605	63,579	204,218	36,544	—	304,341
Net income attributable to noncontrolling interest	—	—	—	—	—	1,669	—	1,669
Net income attributable to Nelnet, Inc.	$49,646	13,328	605	63,579	204,218	34,875	—	302,672

Total assets	$84,986	219,064	34,791	338,841	27,387,461	391,168	(346,621)	27,770,849

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2012
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$53	8	—	61	610,194	7,305	(3,707)	613,853
Interest expense	—	—	—	—	263,788	8,485	(3,707)	268,566
Net interest income (loss)	53	8	—	61	346,406	(1,180)	—	345,287
Less provision for loan losses	—	—	—	—	21,500	—	—	21,500
Net interest income (loss) after provision for loan losses	53	8	—	61	324,906	(1,180)	—	323,787
Other income (expense):
Loan and guaranty servicing revenue	209,748	—	—	209,748	—	—	—	209,748
Intersegment servicing revenue	65,376	—	—	65,376	—	—	(65,376)	—
Tuition payment processing and campus commerce revenue	—	74,410	—	74,410	—	—	—	74,410
Enrollment services revenue	—	—	117,925	117,925	—	—	—	117,925
Other income	—	—	—	—	18,219	21,257	—	39,476
Gain on sale of loans and debt repurchases	—	—	—	—	3,814	325	—	4,139
Derivative market value and foreign currency adjustments, net	—	—	—	—	(51,809)	4,415	—	(47,394)
Derivative settlements, net	—	—	—	—	(11,792)	(2,230)	—	(14,022)
Total other income (expense)	275,124	74,410	117,925	467,459	(41,568)	23,767	(65,376)	384,282
Operating expenses:
Salaries and benefits	115,126	34,314	22,816	172,256	2,252	18,318	—	192,826
Cost to provide enrollment services	—	—	78,375	78,375	—	—	—	78,375
Depreciation and amortization	18,415	7,240	6,491	32,146	—	1,479	—	33,625
Other	70,505	10,439	10,416	91,360	16,435	20,943	—	128,738
Intersegment expenses, net	5,280	5,383	3,768	14,431	66,215	(15,270)	(65,376)	—
Total operating expenses	209,326	57,376	121,866	388,568	84,902	25,470	(65,376)	433,564
Income (loss) before income taxes and corporate overhead allocation	65,851	17,042	(3,941)	78,952	198,436	(2,883)	—	274,505
Corporate overhead allocation	(5,904)	(1,968)	(1,968)	(9,840)	(5,306)	15,146	—	—
Income (loss) before income taxes	59,947	15,074	(5,909)	69,112	193,130	12,263	—	274,505
Income tax (expense) benefit	(22,780)	(5,728)	2,244	(26,264)	(73,387)	3,574	—	(96,077)
Net income (loss)	37,167	9,346	(3,665)	42,848	119,743	15,837	—	178,428
Net income attributable to noncontrolling interest	—	—	—	—	—	431	—	431
Net income (loss) attributable to Nelnet, Inc.	$37,167	9,346	(3,665)	42,848	119,743	15,406	—	177,997
Total assets	$90,959	150,600	53,902	295,461	26,463,551	207,003	(358,120)	26,607,895

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

14. Major Customer

The Company earns loan servicing revenue from a servicing contract with the Department that spans five years (through June 2014).  Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $97.3 million, $69.5 million, and $51.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. On October 25, 2013, the Company received a letter from the Department notifying the Company of the Department's intent to exercise its optional ordering period to extend the contract for an additional five years through June 16, 2019, with actual extension subject to the availability of government funds.

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

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of Nelnet, Inc. ("Nelnet"), was filed in the U.S. federal District Court for the District of New Jersey (the “New Jersey District Court”). The complaint alleges that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language. The complaint also alleges that such faxes violated the federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes. The complaint further alleges that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint seeks to establish a class action. On September 13, 2013, the named plaintiff filed a motion for class certification, and on October 7, 2013, Peterson's filed a motion to dismiss the named plaintiff's motion for class certification. As of the filing date of this report, the New Jersey District Court has not established, recognized, or certified a class. On January 23, 2014, Peterson’s and the named plaintiff reached an agreement in principle whereby Peterson’s would, without admitting any wrongdoing or liability, settle all claims in the lawsuit, including potential class action claims, for payment of an immaterial amount. The settlement agreement in principle is subject to finalization and court approval.

•	Than Zaw v. Nelnet, Inc.

On January 18, 2013, a Third Amended Complaint was served on Nelnet in connection with a lawsuit by Than Zaw against Nelnet (erroneously referred to in the lawsuit as Nelnet Business Solutions, Inc.) in the Superior Court of the State of California, Contra Costa County (the “California State Court”). The lawsuit was originally instituted on December

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

30, 2010, and alleges that Nelnet violated the California Fair Debt Collection Practices Act in its interactions with the plaintiff, a California resident. The plaintiff's Third Amended Complaint added additional allegations claiming that Nelnet violated Section 632 of the California Penal Code by allegedly recording one or more telephone calls to the plaintiff without the plaintiff's consent, and sought $5,000 in statutory damages per alleged violation. The Third Amended Complaint further alleged that Nelnet improperly recorded telephone calls to other California residents without such persons' consent, and sought to establish a class action with respect to the California Section 632 claim. As of the filing date of this report, the California State Court has not established, recognized, or certified a class. On October 16, 2013, Nelnet and the named plaintiff reached an agreement in principle whereby Nelnet would, without admitting any wrongdoing or liability, settle all claims in the lawsuit, including potential class action claims, for payment of an immaterial amount. The settlement agreement in principle is subject to finalization and court approval.

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

16. Operating Leases

The Company is committed under noncancelable operating leases for office space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2013, 2012, and 2011 was $8.1 million, $8.1 million, and $8.2 million, respectively. Minimum future rentals, as of December 31, 2013, under noncancelable operating leases are shown below:

2014	$5,889
2015	3,446
2016	2,512
2017	1,380
2018	1,071
2019 and thereafter	2,256
$16,554

17. Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre‑tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $3.8 million, $3.6 million, and $3.4 million during the years ended December 31, 2013, 2012, and 2011, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

18. Stock Based Compensation Plans

Restricted Stock Plan

The following table summarizes restricted stock activity:

	Year ended December 31,
	2013	2012	2011
Non-vested shares at beginning of year	378,671	285,718	311,119
Granted	131,933	168,833	82,845
Vested	(62,491)	(41,089)	(54,184)
Canceled	(41,062)	(34,791)	(54,062)
Non-vested shares at end of year	407,051	378,671	285,718

As of December 31, 2013, there was $5.8 million of unrecognized compensation cost included in “additional paid-in capital” on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

2014	$2,305
2015	1,449
2016	904
2017	492
2018	271
2019 and thereafter	406
$5,827

For the years ended December 31, 2013, 2012, and 2011, the Company recognized compensation expense of $3.1 million, $2.2 million, and $1.3 million, respectively, related to shares issued under the restricted stock plan which is included in "salaries and benefits" on the consolidated statements of income.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2013, 2012, and 2011, the Company recognized compensation expense of approximately $148,000, $114,000, and $137,000, respectively, in connection with issuing 18,004 shares, 21,766 shares, and 29,989 shares, respectively, under this plan.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

For the years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $673,000, $688,000, and $641,000, respectively, of expense related to this plan. The following table provides the number of shares awarded under this plan for the years ended December 31, 2013, 2012, and 2011.

	Shares issued - not deferred	Shares- deferred	Total
Year ended December 31, 2013	10,156	5,279	15,435
Year ended December 31, 2012	16,561	16,700	33,261
Year ended December 31, 2011	13,059	20,843	33,902

As of December 31, 2013, a cumulative amount of 127,442 shares have been deferred by directors and will be issued upon their termination from the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

19.	Related Parties

Transactions with Union Financial Services

Union Financial Services, Inc. ("UFS") is owned 50 percent by Michael S. Dunlap, Executive Chairman and a member of the Board of Directors and a significant shareholder of the Company, and 50 percent by Stephen F. Butterfield, Vice Chairman and a member of the Board of Directors of the Company. During 2013, the Company purchased an aircraft for total consideration of $5.8 million and sold an interest in such aircraft to UFS for $2.0 million. After the completion of this transaction, the Company and UFS own 65 percent and 35 percent of the aircraft, respectively.

Transactions with Union Bank and Trust Company

Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”) which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting preferred stock. Mr. Dunlap, along with his spouse and children, owns or controls a significant portion of the stock of F&M, while Mr. Dunlap's sister, Angela L. Muhleisen, along with her husband and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of various shares of the Company because it serves in a capacity of trustee or account manager and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.

The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.

Loan Purchases

During the years ended December 31, 2013, 2012, and 2011, the Company purchased FFELP student loans from Union Bank of $478.4 million (par value), $0.3 million (par value), and $0.1 million (par value), respectively. Loans purchased during 2013 were purchased at a discount of $11.4 million. No discount or premium was paid for loans purchased during 2012 or 2011.

Loan Servicing

The Company serviced $598.9 million, $445.8 million, and $496.3 million of loans for Union Bank as of December 31, 2013, 2012, and 2011, respectively. Servicing revenue earned by the Company from servicing loans for Union Bank was $1.3 million, $1.7 million, and $1.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and December 31, 2012 accounts receivable includes approximately $40,000 and approximately $138,000, respectively, due from Union Bank for loan servicing.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Funding - Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2013 and 2012, $342.5 million and $453.0 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

Operating Cash Accounts

The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also participates in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which is included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, the Company had $182.5 million and $111.8 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $127.8 million and $53.3 million as of December 31, 2013 and 2012, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2013, 2012, and 2011, was $0.1 million, $0.2 million, and $0.2 million, respectively.

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2013, 2012, and 2011, the Company has received fees of $2.8 million, $1.7 million, and $2.3 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $72,000, $74,000, and $73,000 for commercial rent and storage income during 2013, 2012, and 2011, respectively. The lease agreement expires on June 30, 2018.

On October 31, 2011, the Company entered into a lease agreement with Union Bank under which the Company leases office space of approximately 1,300 square feet for $25,000 per year, plus an additional monthly charge for each associate the Company assigns to the space. In October 2012, the Company and Union Bank amended the lease to increase the total leased space to approximately 6,900 square feet for $159,000 per year. The Company paid Union Bank approximately $159,000, $43,000, and $4,000 during 2013, 2012, and 2011, respectively, in accordance with the terms of the lease agreement. The lease agreement expires in November 2016.

Other Fees Paid to Union Bank

During the years ended December 31, 2013, 2012, and 2011, the Company paid Union Bank approximately $36,000, $36,000, and $64,000, respectively, in administrative services; approximately $107,000, $92,000, and $104,000, respectively, in commissions; and approximately $140,000, $187,000, and $185,000, respectively, in cash management fees.

Other Fees Received from Union Bank

During the years ended December 31, 2013, 2012, and 2011, Union Bank paid the Company approximately $170,000, $152,000, and $144,000, respectively, under an employee sharing arrangement and approximately $18,000, $31,000, and $25,000, respectively, for health and productivity services.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

401(k) Plan Administer

Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $370,000, $305,000, and $270,000 during the years ended December 31, 2013, 2012, and 2011, respectively.

Mortgage Servicing Agreement

On May 1, 2013, the Company entered into an agreement with Union Bank under which the Company was engaged by Union Bank to assist in performing various duties in connection with the expansion of Union Bank's mortgage loan operations and the servicing of mortgage loans. Per the terms of the agreement, each party will be responsible for 50 percent of all costs incurred directly related to the expansion of the mortgage loan operations. Additionally, each party will be entitled to receive 50 percent of the net income resulting from the mortgage loan operations. Through December 31, 2013, the Company has paid Union Bank approximately $52,000 for its portion of costs incurred related to the expansion of the mortgage loan operations.

Investment Services

Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31, 2013, the outstanding balance of investments in the trusts was $734.8 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts.  For the years ended December 31, 2013, 2012, and 2011, the Company earned $12.9 million, $8.4 million, and $5.1 million, respectively, of fees under this agreement.

On January 20, 2012, WRCM entered into a management agreement with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Michael S. Dunlap. Union Bank serves as trustee for the trusts. Per the terms of this agreement, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap contributed a total of 3,375,000 shares of the Company's Class B common stock to the trusts upon the establishment thereof. For the years ended December 31, 2013 and 2012, the Company earned approximately $61,000 and approximately $44,000 of fees under this agreement.

During 2012 and 2013, WRCM established three private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, UFS, Jeffrey R. Noordhoek (an executive officer of the Company), F&M, Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian. As of December 31, 2013, the outstanding balance of investments in these three funds was $116.7 million. For the years ended December 31, 2013 and 2012, the Company paid Union Bank $0.3 million and $0.1 million, respectively, as custodian.

As of December 31, 2013 and December 31, 2012, accounts receivable included $3.3 million and $0.4 million, respectively, due from Union Bank related to fees earned by WRCM from the investment services described above.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

20.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2013.

	As of December 31, 2013			As of December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	188,279	188,279	—	77,652	77,652
Equity securities	3,282	—	3,282	4,873	—	4,873
Debt securities	479	—	479	787	—	787
Total investments	3,761	188,279	192,040	5,660	77,652	83,312
Fair value of derivative instruments (b)	—	62,507	62,507	—	97,441	97,441
Total assets	$3,761	250,786	254,547	5,660	175,093	180,753
Liabilities:
Fair value of derivative instruments (b):	$—	17,969	17,969	—	70,890	70,890
Total liabilities	$—	17,969	17,969	—	70,890	70,890

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,641,383	25,907,589	—	—	26,641,383
Cash and cash equivalents	63,267	63,267	63,267	—	—
Investments	192,040	192,040	3,761	188,279	—
Restricted cash	727,838	727,838	727,838	—	—
Restricted cash – due to customers	167,576	167,576	167,576	—	—
Restricted investments	7,285	7,285	7,285	—	—
Accrued interest receivable	314,553	314,553	—	314,553	—
Derivative instruments	62,507	62,507	—	62,507	—
Financial liabilities:
Bonds and notes payable	25,577,250	25,955,289	—	25,577,250	—
Accrued interest payable	21,725	21,725	—	21,725	—
Due to customers	167,576	167,576	167,576	—	—
Derivative instruments	17,969	17,969	—	17,969	—

	As of December 31, 2012
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,418,623	24,830,621	—	—	25,418,623
Cash and cash equivalents	66,031	66,031	66,031	—	—
Investments	83,312	83,312	5,660	77,652	—
Restricted cash	806,632	806,632	806,632	—	—
Restricted cash – due to customers	96,516	96,516	96,516	—	—
Restricted investments	8,830	8,830	8,830	—	—
Accrued interest receivable	307,518	307,518	—	307,518	—
Derivative instruments	97,441	97,441	—	97,441	—
Financial liabilities:
Bonds and notes payable	24,486,008	25,098,835	—	24,486,008	—
Accrued interest payable	14,770	14,770	—	14,770	—
Due to customers	96,516	96,516	96,516	—	—
Derivative instruments	70,890	70,890	—	70,890	—

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are previously discussed.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable

If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Fair values for student loan receivables were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.

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

21. Quarterly Financial Information (Unaudited)

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$98,798	101,419	104,922	108,736
Less provision for loan losses	5,000	5,000	5,000	3,500
Net interest income after provision for loan losses	93,798	96,419	99,922	105,236
Loan and guaranty servicing revenue	55,601	60,078	64,582	63,167
Tuition payment processing and campus commerce revenue	23,411	18,356	19,927	18,988
Enrollment services revenue	28,957	24,823	22,563	21,735
Other income	9,416	12,288	8,613	15,981
Gain on sale of loans and debt repurchases	1,407	7,355	2,138	799
Derivative market value and foreign currency adjustments and derivative settlements, net	1,072	40,188	(16,648)	(5,655)
Salaries and benefits	(47,905)	(47,432)	(48,712)	(52,120)
Cost to provide enrollment services	(19,642)	(16,787)	(14,668)	(13,864)
Depreciation and amortization	(4,377)	(4,320)	(4,340)	(5,274)
Operating expenses - other	(34,941)	(34,365)	(39,887)	(40,349)
Income tax expense	(38,447)	(54,746)	(30,444)	(37,556)
Net income	68,350	101,857	63,046	71,088
Net income attributable to noncontrolling interest	271	614	216	568
Net income attributable to Nelnet, Inc.	$68,079	101,243	62,830	70,520
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.46	2.17	1.35	1.52

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	2012
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$84,856	84,567	85,266	90,598
Less provision for loan losses	6,000	7,000	5,000	3,500
Net interest income after provision for loan losses	78,856	77,567	80,266	87,098
Loan and guaranty servicing revenue	49,488	52,391	53,285	54,584
Tuition payment processing and campus commerce revenue	21,913	16,834	17,928	17,735
Enrollment services revenue	31,664	29,710	30,661	25,890
Other income	10,954	8,800	12,699	7,023
Gain on sale of loans and debt repurchases	—	935	195	3,009
Derivative market value and foreign currency adjustments and derivative settlements, net	(15,180)	(21,618)	(31,275)	6,657
Salaries and benefits	(49,095)	(48,703)	(46,395)	(48,633)
Cost to provide enrollment services	(21,678)	(20,374)	(20,151)	(16,172)
Depreciation and amortization	(8,136)	(8,226)	(8,402)	(8,861)
Operating expenses - other	(32,263)	(30,908)	(29,989)	(35,578)
Income tax expense	(23,230)	(14,878)	(21,870)	(36,099)
Net income	43,293	41,530	36,952	56,653
Net income attributable to noncontrolling interest	152	136	124	19
Net income attributable to Nelnet, Inc.	$43,141	$41,394	$36,828	$56,634
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.91	0.87	0.78	1.20

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

22. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2013 and 2012 and condensed statements of income and cash flows for each of the years in the three-year period ended December 31, 2013 for Nelnet, Inc.

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

Balance Sheets
(Parent Company Only)
As of December 31, 2013 and 2012
	2013	2012
Assets:
Cash and cash equivalents	$24,032	12,124
Investments	175,887	67,564
Investment in subsidiary debt	233,095	155,613
Restricted cash	3,763	63,258
Investment in subsidiaries	957,676	915,148
Other assets	272,910	237,379
Fair value of derivative instruments	25,673	14,600
Total assets	$1,693,036	1,465,686
Liabilities:
Notes payable	$191,457	204,232
Other liabilities	39,620	25,351
Fair value of derivative instruments	17,969	70,890
Total liabilities	249,046	300,473
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	464	466
Additional paid-in capital	24,887	32,540
Retained earnings	1,413,492	1,129,389
Accumulated other comprehensive earnings	4,819	2,813
Total Nelnet, Inc. shareholders' equity	1,443,662	1,165,208
Noncontrolling interest	328	5
Total equity	1,443,990	1,165,213
Total liabilities and shareholders' equity	$1,693,036	1,465,686

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2013, 2012, and 2011
	2013	2012	2011
Investment interest	$7,911	5,186	4,132
Interest on bonds and notes payable	4,433	3,607	1,162
Net interest income	3,478	1,579	2,970
Other income (expense):
Other income	7,112	8,010	4,304
Gain from debt repurchases	11,905	4,487	7,255
Equity in subsidiaries income	275,989	224,011	256,299
Derivative market value adjustments and derivative settlements, net	28,134	(47,262)	(55,911)
Total other income	323,140	189,246	211,947
Operating expenses	5,626	1,867	6,634
Income before income taxes	320,992	188,958	208,283
Income tax expense	(16,651)	(10,530)	(3,948)
Net income	304,341	178,428	204,335
Net income attributable to noncontrolling interest	1,669	431	—
Net income attributable to Nelnet, Inc.	$302,672	177,997	204,335

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2013, 2012, and 2011
	2013	2012	2011
Net income attributable to Nelnet, Inc.	$302,672	177,997	204,335
Net income attributable to noncontrolling interest	1,669	431	—
Net income	304,341	178,428	204,335
Adjustments to reconcile income to net cash provided by operating activities:
Derivative market value adjustment	(57,525)	30,041	36,226
(Payments) proceeds to terminate and/or amend derivative instruments, net	(6,469)	(6,005)	3,365
Gain from debt repurchases	(11,905)	(4,487)	(7,255)
Equity in earnings of subsidiaries	(275,989)	(224,011)	(256,299)
Gain from sale of available-for-sale securities, net	(5,938)	(5,798)	—
Other	4,119	3,218	8,219
Decrease in other assets	209,896	169,256	341,412
Increase (decrease) in other liabilities	16,205	(38,971)	14,126
Net cash provided by operating activities	176,735	101,671	344,129
Cash flows from investing activities:
Decrease (increase) in restricted cash	59,495	(29,082)	(3,083)
Contingency payment related to business combination	—	—	(5,893)
Purchases of available-for-sale securities	(217,415)	(186,727)	—
Proceeds from sales of available-for-sale securities	116,337	162,533	—
Purchase of subsidiary debt, net	(66,272)	(6,584)	108,334
Purchases of other investments, net	(11,758)	—	—
Net cash (used in) provided by investing activities	(119,613)	(59,860)	99,358
Cash flows from financing activities:
Payments on notes payable	(147,080)	(109,748)	(440,913)
Payments on notes payable due to a related party	—	—	(107,050)
Proceeds from issuance of notes payable	135,000	153,380	—
Payments of debt issuance costs	(644)	(1,111)	—
Dividends paid	(18,569)	(66,237)	(17,763)
Repurchases of common stock	(13,136)	(22,763)	(27,134)
Proceeds from issuance of common stock	561	480	512
Payments received on employee stock notes receivable	—	1,140	30
Issuance of noncontrolling interest	5	5	—
Distribution made to noncontrolling interest	(1,351)	(431)	—
Net cash used in financing activities	(45,214)	(45,285)	(592,318)
Net increase (decrease) in cash and cash equivalents	11,908	(3,474)	(148,831)
Cash and cash equivalents, beginning of year	12,124	15,598	164,429
Cash and cash equivalents, end of year	$24,032	12,124	15,598

APPENDIX A

Description of
The Federal Family Education Loan Program

The Federal Family Education Loan Program

The Higher Education Act provided for a program of federal insurance for student loans as well as reinsurance of student loans guaranteed or insured by state agencies or private non-profit corporations.

The Higher Education Act authorized certain student loans to be insured and reinsured under the Federal Family Education Loan Program (“FFELP”). The Student Aid and Fiscal Responsibility Act, enacted into law on March 30, 2010, as part of the Health Care and Education Reconciliation Act of 2010, terminated the authority to make FFELP loans. As of July 1, 2010, no new FFELP loans can be disbursed.

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

These loan types vary as to eligibility requirements, interest rates, repayment periods, loan limits, eligibility for interest subsidies, and special allowance payments. Some of these loan types have had other names in the past. References to these various loan types include, where appropriate, their predecessors.

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

Subsidized Stafford Loans

General. Subsidized Stafford Loans were eligible for insurance and reinsurance under the Higher Education Act if the eligible student to whom the loan was made was accepted or was enrolled in good standing at an eligible institution of higher education or vocational school and carried at least one-half the normal full-time workload at that institution. Subsidized Stafford Loans had limits as to the maximum amount which could be borrowed for an academic year and in the aggregate for both undergraduate and graduate or professional study. Both annual and aggregate limitations excluded loans made under the PLUS Loan Program. The Secretary of Education had discretion to raise these limits to accommodate students undertaking specialized training requiring exceptionally high costs of education.

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

Borrowers who were in default on loans to be consolidated had to first make satisfactory arrangements to repay the loans to the respective holder(s) or had to agree to repay the consolidating lender under an income-based repayment arrangement in order to include the defaulted loans in the Consolidation Loan. For applications received on or after January 1, 1993, borrowers could add additional loans to a Consolidation Loan during the 180-day period following the origination of the Consolidation Loan.

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

•
during a period not exceeding three years while the borrower is temporarily totally disabled, as established by sworn affidavit of a qualified physician, or while the borrower is unable to secure employment because of caring for a dependant who is so disabled;

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

•	during any period that the borrower is pursuing a course of study in a graduate fellowship program;

•	during any period the borrower is receiving rehabilitation training services for qualified individuals, as defined by the Secretary of Education;

•	during a period not exceeding six months per request while the borrower is on parental leave; and

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

Effective October 1, 2007, a borrower serving on active duty during a war or other military operation or national emergency, or performing qualifying National Guard duty during a war or other military operation or national emergency may obtain a military deferment for all outstanding Title IV loans in repayment. For all periods of active duty service that include October 1, 2007 or begin on or after that date, the deferment period includes the borrower's service period and 180 days following the demobilization date.

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

Prior to the 1992 Amendments, only some of the deferments described above were available to PLUS and Consolidation Loan borrowers. Prior to the 1986 Amendments, PLUS Loan borrowers were not entitled to certain deferments.

Forbearance periods. The Higher Education Act also provides for periods of forbearance during which the lender, in case of a borrower's temporary financial hardship, may postpone any payments. A borrower is entitled to forbearance for a period not exceeding three years while the borrower's debt burden under Title IV of the Higher Education Act (which includes the Federal Family Education Loan Program) equals or exceeds 20% of the borrower's gross income. A borrower is also entitled to forbearance while he or she is serving in a qualifying internship or residency program, a “national service position” under the National and Community Service Trust Act of 1993, a qualifying position for loan forgiveness under the Teacher Loan Forgiveness Program, or a position that qualifies him or her for loan repayment under the Student Loan Repayment Program administered by the Department of Defense. In addition, administrative forbearances are provided in circumstances such as, but not limited to, a local or national emergency, a military mobilization, or when the geographical area in which the borrower or endorser resides has been designated a disaster area by the President of the United States or Mexico, the Prime Minister of Canada, or by the governor of a state.

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

Rebate fee on Consolidation Loans. The holder of any Consolidation Loan made on or after October 1, 1993, was required to pay to the Secretary of Education a monthly rebate fee. For loans made on or after October 1, 1993, from applications received prior to October 1, 1998, and after January 31, 1999, the fee is equal to 0.0875% (1.05% per annum) of the principal and accrued interest on the Consolidation Loan. For loans made from applications received during the period beginning on or after October 1, 1998, through January 31, 1999, the fee is 0.0517% (0.62% per annum).

Interest subsidy payments

Interest subsidy payments are interest payments paid on the outstanding principal balance of an eligible loan before the time the loan enters repayment and during deferment periods. The Secretary of Education and the guarantee agencies enter into interest subsidy agreements whereby the Secretary of Education agrees to pay interest subsidy payments on a quarterly basis to the holders of eligible guaranteed loans for the benefit of students meeting certain requirements, subject to the holders' compliance with all requirements of the Higher Education Act. Subsidized Stafford Loans are eligible for interest payments. Consolidation Loans for which the application was received on or after January 1, 1993, are eligible for interest subsidy payments. Consolidation Loans made from applications received on or after August 10, 1993, are eligible for interest subsidy payments only if all underlying loans consolidated were Subsidized Stafford Loans. Consolidation Loans for which the application is received by an eligible lender on or after November 13, 1997, are eligible for interest subsidy payments on that portion of the Consolidation Loan that repaid subsidized Federal Family Education Loan Program Loans or similar subsidized loans made under the Direct Loan Program. The portion of the Consolidation Loan that repaid HEAL Loans is not eligible for interest subsidy, regardless of the date the Consolidation Loan was made.

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