Form 10-Q
period 2014-03-31
NELNET INC
filed 2014-05-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer [X]                                                  Accelerated filer [ ]
Non-accelerated filer [  ]                                                     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No[X]

As of April 30, 2014, there were 35,018,015 and 11,491,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	March 31, 2014	December 31, 2013
Assets:
Student loans receivable (net of allowance for loan losses of $54,628 and $55,122, respectively)	$25,607,143	25,907,589
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	18,374	8,537
Cash and cash equivalents - held at a related party	88,728	54,730
Total cash and cash equivalents	107,102	63,267
Investments	166,201	192,040
Restricted cash and investments	705,889	735,123
Restricted cash - due to customers	180,469	167,576
Accrued interest receivable	305,672	314,553
Accounts receivable (net of allowance for doubtful accounts of $2,556 and $3,845, respectively)	62,423	56,072
Goodwill	117,118	117,118
Intangible assets, net	9,089	6,132
Property and equipment, net	33,302	33,829
Other assets	128,597	115,043
Fair value of derivative instruments	64,002	62,507
Total assets	$27,487,007	27,770,849
Liabilities:
Bonds and notes payable	$25,589,287	25,955,289
Accrued interest payable	22,338	21,725
Other liabilities	164,692	164,300
Due to customers	180,469	167,576
Fair value of derivative instruments	16,547	17,969
Total liabilities	25,973,333	26,326,859
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 35,019,924 shares and 34,881,338 shares, respectively	350	349
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,491,932 shares and 11,495,377 shares, respectively	115	115
Additional paid-in capital	27,138	24,887
Retained earnings	1,482,637	1,413,492
Accumulated other comprehensive earnings	2,679	4,819
Total Nelnet, Inc. shareholders' equity	1,512,919	1,443,662
Noncontrolling interest	755	328
Total equity	1,513,674	1,443,990
Total liabilities and equity	$27,487,007	27,770,849

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$25,716,871	26,020,629
Restricted cash and investments	704,370	732,771
Fair value of derivative instruments	36,795	36,834
Other assets	303,511	313,748
Bonds and notes payable	(25,909,892)	(26,244,222)
Other liabilities	(287,703)	(303,142)
Net assets of consolidated variable interest entities	$563,952	556,618

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months
	ended March 31,
	2014	2013
Interest income:
Loan interest	$156,896	155,539
Investment interest	1,979	1,617
Total interest income	158,875	157,156
Interest expense:
Interest on bonds and notes payable	60,004	58,358
Net interest income	98,871	98,798
Less provision for loan losses	2,500	5,000
Net interest income after provision for loan losses	96,371	93,798
Other income (expense):
Loan and guaranty servicing revenue	64,757	55,601
Tuition payment processing and campus commerce revenue	25,235	23,411
Enrollment services revenue	22,011	28,957
Other income	18,131	9,416
Gain on sale of loans and debt repurchases	39	1,407
Derivative market value and foreign currency adjustments and derivative settlements, net	(4,265)	1,072
Total other income	125,908	119,864
Operating expenses:
Salaries and benefits	52,484	47,905
Cost to provide enrollment services	14,475	19,642
Depreciation and amortization	4,783	4,377
Other	35,627	34,941
Total operating expenses	107,369	106,865
Income before income taxes	114,910	106,797
Income tax expense	40,611	38,447
Net income	74,299	68,350
Net income attributable to noncontrolling interest	513	271
Net income attributable to Nelnet, Inc.	$73,786	68,079
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.59	1.46
Weighted average common shares outstanding - basic and diluted	46,527,917	46,658,031

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2014	2013
Net income	$74,299	68,350
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during period, net of losses	3,675	4,520
Less reclassification adjustment for gains recognized in net income, net of losses	(7,073)	(957)
Income tax effect	1,258	(1,326)
Total other comprehensive (loss) income	(2,140)	2,237
Comprehensive income	72,159	70,587
Comprehensive income attributable to noncontrolling interest	513	271
Comprehensive income attributable to Nelnet, Inc.	$71,646	70,316

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	68,079	—	271	68,350
Other comprehensive income	—	—	—	—	—	—	—	—	2,237	—	2,237
Cash dividends on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,646)	—	—	(4,646)
Issuance of common stock, net of forfeitures	—	125,963	—	—	1	—	1,272	—	—	—	1,273
Compensation expense for stock based awards	—	—	—	—	—	—	676	—	—	—	676
Repurchase of common stock	—	(213,535)	—	—	(2)	—	(6,702)	—	—	—	(6,704)
Balance as of March 31, 2013	—	35,029,341	11,495,377	$—	350	115	27,786	1,192,822	5,050	281	1,226,404
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	73,786	—	513	74,299
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,140)	—	(2,140)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(287)	(287)
Cash dividends on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,641)	—	—	(4,641)
Issuance of common stock, net of forfeitures	—	155,705	—	—	2	—	2,244	—	—	—	2,246
Compensation expense for stock based awards	—	—	—	—	—	—	875	—	—	—	875
Repurchase of common stock	—	(20,564)	—	—	(1)	—	(868)	—	—	—	(869)
Conversion of common stock	—	3,445	(3,445)	—	—	—	—	—	—	—	—
Balance as of March 31, 2014	—	35,019,924	11,491,932	$—	350	115	27,138	1,482,637	2,679	755	1,513,674

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2014	2013
Net income attributable to Nelnet, Inc.	$73,786	68,079
Net income attributable to noncontrolling interest	513	271
Net income	74,299	68,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	21,999	20,079
Student loan discount accretion	(10,023)	(9,075)
Provision for loan losses	2,500	5,000
Derivative market value adjustment	(2,916)	19,507
Foreign currency transaction adjustment	952	(28,763)
Gain on sale of loans	—	(33)
Gain from debt repurchases	(39)	(1,374)
Gain from sales of available-for-sale securities, net	(7,073)	(957)
Deferred income tax expense	2,497	4,874
Purchases of trading investments, net	(731)	—
Other	2,285	(355)
Decrease in accrued interest receivable	8,881	2,341
Increase in accounts receivable	(5,758)	(9,601)
Decrease in other assets	1,303	293
Increase in accrued interest payable	613	1,091
(Decrease) increase in other liabilities	(185)	13,614
Net cash provided by operating activities	88,604	84,991
Cash flows from investing activities:
Purchases of student loans	(385,963)	(758,508)
Purchase of student loans from a related party	(137)	—
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	686,908	688,387
Proceeds from sale of student loans	—	11,284
Purchases of available-for-sale securities	(69,930)	(86,776)
Proceeds from sales of available-for-sale securities	99,799	13,405
Purchases of other investments, net	(14,467)	—
Purchases of property and equipment, net	(3,146)	(2,778)
Decrease in restricted cash and investments, net	29,356	695
Business acquisition, net of cash acquired	(1,909)	—
Net cash provided by (used in) investing activities	340,511	(134,291)
Cash flows from financing activities:
Payments on bonds and notes payable	(1,347,517)	(2,244,266)
Proceeds from issuance of bonds and notes payable	972,384	2,295,865
Payments of debt issuance costs	(4,700)	(7,093)
Dividends paid	(4,641)	(4,646)
Repurchases of common stock	(869)	(6,704)
Proceeds from issuance of common stock	149	174
Issuance of noncontrolling interest	201	5
Distribution to noncontrolling interest	(287)	—
Net cash (used in) provided by financing activities	(385,280)	33,335
Net increase (decrease) in cash and cash equivalents	43,835	(15,965)
Cash and cash equivalents, beginning of period	63,267	66,031
Cash and cash equivalents, end of period	$107,102	50,066
Cash disbursements made for:
Interest	$48,750	48,696
Income taxes, net of refunds	$13,378	5,489

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2014 and for the three months ended
March 31, 2014 and 2013 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	March 31, 2014	December 31, 2013
Federally insured loans
Stafford and other	$6,606,814	6,686,626
Consolidation	19,138,841	19,363,577
Total	25,745,655	26,050,203
Non-federally insured loans	68,540	71,103
	25,814,195	26,121,306
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(152,424)	(158,595)
Allowance for loan losses – federally insured loans	(42,909)	(43,440)
Allowance for loan losses – non-federally insured loans	(11,719)	(11,682)
	$25,607,143	25,907,589

(a)
For loans purchased where there is evidence of credit deterioration since the origination of the loan, the Company records a credit discount, separate from the allowance for loan losses, which is non-accretable to interest income. Remaining discounts and premiums for purchased loans are recognized in interest income over the remaining estimated lives of the loans. The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses. At March 31, 2014 and December 31, 2013, "loan discount, net of unamortized loan premiums and deferred origination costs" included $20.0 million and $20.2 million, respectively, of non-accretable discount associated with purchased loans.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$55,122	51,902
Provision for loan losses:
Federally insured loans	3,000	6,000
Non-federally insured loans	(500)	(1,000)
Total provision for loan losses	2,500	5,000
Charge-offs:
Federally insured loans	(3,631)	(5,990)
Non-federally insured loans	(421)	(772)
Total charge-offs	(4,052)	(6,762)
Recoveries - non-federally insured loans	371	368
Purchase (sale) of federally insured loans, net	100	(2,218)
Transfer from repurchase obligation related to non-federally insured loans repurchased, net	587	1,119
Balance at end of period	$54,628	49,409

Allocation of the allowance for loan losses:
Federally insured loans	$42,909	37,913
Non-federally insured loans	11,719	11,496
Total allowance for loan losses	$54,628	49,409

Repurchase Obligations

As of March 31, 2014, the Company had participated a cumulative amount of $119.6 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 or 90 days delinquent.

In addition, in 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of March 31, 2014, the balance of this portfolio was $61.1 million (par value).

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Three months ended March 31,
	2014	2013
Beginning balance	$16,143	16,130
Loans repurchased	(730)	(1,119)
Ending balance	$15,413	15,011

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans that were delinquent 31 days or greater as of March 31, 2014, December 31, 2013, and March 31, 2013 was 12.8 percent, 12.7 percent, and 20.5 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

Rehabilitation Loans and Delinquent Loans Funded in FFELP Warehouse Facilities

Rehabilitation loans are student loans that have previously defaulted, but for which the borrower has made a specified number of on-time payments.  Although rehabilitation loans benefit from the same guarantees as other federally insured student loans, rehabilitation loans have generally experienced re-default rates that are higher than default rates for federally insured student loans that have not previously defaulted.  The Company has purchased a significant amount of rehabilitation loans.  Upon purchase, these loans are recorded at fair value, which generally approximates the federal guarantee rate under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP").  As such, there is minimal credit risk related to rehabilitation loans purchased; therefore, these loans are presented separately in the following delinquency tables.

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

	As of March 31, 2014		As of December 31, 2013		As of March 31, 2013
Federally insured loans, excluding rehabilitation loans:
Loans in-school/grace/deferment	$2,617,628		$2,618,390		$2,933,416
Loans in forbearance	2,797,432		2,954,495		2,890,574
Loans in repayment status:
Loans current	15,293,299	87.2%	15,251,869	86.1%	14,501,802	87.8%
Loans delinquent 31-60 days	669,238	3.8	768,600	4.3	621,296	3.8
Loans delinquent 61-90 days	407,779	2.3	426,089	2.5	409,209	2.5
Loans delinquent 91-120 days	252,413	1.4	281,991	1.6	241,113	1.5
Loans delinquent 121-270 days	640,214	3.7	712,204	4.0	512,875	3.1
Loans delinquent 271 days or greater	272,159	1.6	269,066	1.5	211,461	1.3
Total loans in repayment	17,535,102	100.0%	17,709,819	100.0%	16,497,756	100.0%
Total federally insured loans, excluding rehabilitation loans	$22,950,162		$23,282,704		$22,321,746

Rehabilitation loans:
Loans in-school/grace/deferment	$261,754		$254,115		$213,101
Loans in forbearance	416,206		415,530		394,733
Loans in repayment status:
Loans current	1,205,261	56.9%	1,086,053	51.8%	877,800	42.4%
Loans delinquent 31-60 days	163,143	7.7	198,718	9.5	138,249	6.7
Loans delinquent 61-90 days	114,920	5.4	124,244	5.9	109,129	5.3
Loans delinquent 91-120 days	91,730	4.3	108,800	5.2	121,468	5.9
Loans delinquent 121-270 days	344,434	16.3	405,732	19.3	573,054	27.7
Loans delinquent 271 days or greater	198,045	9.4	174,307	8.3	249,011	12.0
Total loans in repayment	2,117,533	100.0%	2,097,854	100.0%	2,068,711	100.0%
Total rehabilitation loans	2,795,493		2,767,499		2,676,545
Total federally insured loans	$25,745,655		$26,050,203		$24,998,291

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$23,780,072	0.24% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,132,900	0.07% - 2.18%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	24,912,972
FFELP warehouse facilities	772,435	0.16% - 0.24%	1/17/16 - 9/30/16
Unsecured line of credit	—	—	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.61%	9/15/61
Other borrowings	61,374	1.65% - 5.10%	8/11/14 - 11/11/15
	25,843,238
Discount on bonds and notes payable	(253,951)
Total	$25,589,287

	As of December 31, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$23,479,893	0.25% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,134,250	0.07% - 2.17%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	24,614,143
FFELP warehouse facilities	1,396,344	0.17% - 0.25%	1/17/16 - 6/12/16
Unsecured line of credit	45,000	1.67%	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.62%	9/15/61
Other borrowings	61,401	1.67% - 5.10%	4/11/14 - 11/11/15
	26,213,345
Discount on bonds and notes payable	(258,056)
Total	$25,955,289

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of March 31, 2014, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III	NFSLW-I (a)	NHELP-II	Total
Maximum financing amount	$750,000	500,000	500,000	1,750,000
Amount outstanding	377,995	276,915	117,525	772,435
Amount available	$372,005	223,085	382,475	977,565
Expiration of liquidity provisions	February 5, 2015	June 12, 2014	September 30, 2014
Final maturity date	January 17, 2016	June 12, 2016	September 30, 2016
Maximum advance rates	92.2 - 95.0%	92.0 - 98.0%	84.5 - 94.5%
Minimum advance rates	92.2 - 95.0%	84.0 - 90.0%	84.5 - 94.5%
Advanced as equity support	$22,912	16,847	11,745	51,504
(a) On April 15, 2014, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $1.0 billion, change the expiration date for the liquidity provisions to June 11, 2015, and change the maturity date to June 11, 2017. The maximum financing amount is scheduled to decrease $100.0 million a month beginning in June 2014 until it returns to $500.0 million in size.
Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the three months ended March 31, 2014.

	2014-1	2014-2				Total
		Class A-1 notes	Class A-2 notes	Class A-3 notes	2014-2 total
Date securities issued	2/6/14	3/12/14	3/12/14	3/12/14	3/12/14
Total original principal amount	$458,500				509,000	$967,500

Class A senior notes:
Total original principal amount	$445,000	191,000	222,000	84,000	497,000	942,000
Bond discount	—	—	—	(535)	(535)	(535)
Issue price	$445,000	191,000	222,000	83,465	496,465	941,465
Cost of funds (1-month LIBOR plus:)	0.57%	0.28%	0.60%	0.85%
Final maturity date	9/25/41	6/25/21	3/25/30	7/27/37

Class B subordinated notes:
Total original principal amount	$13,500				12,000	25,500
Bond discount	(1,132)				(1,046)	(2,178)
Issue price	$12,368				10,954	23,322
Cost of funds (1-month LIBOR plus:)	1.50%				1.50%
Final maturity date	10/25/47				6/25/41

Unsecured Line of Credit

The Company has a $275.0 million unsecured line of credit that matures on March 28, 2018. As of March 31, 2014, no amounts were outstanding on the unsecured line of credit and $275.0 million was available for future use.

Debt Repurchases

The Company repurchased $1.4 million (face amount) and $13.0 million (face amount) of its own asset-backed debt securities during the three months ended March 31, 2014 and 2013, respectively, and recognized gains on such purchases of approximately $39,000 and $1.4 million, respectively.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2013 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2014 and December 31, 2013 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of March 31, 2014 and December 31, 2013 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2014 and December 31, 2013 was one-month LIBOR plus 3.5 basis points.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income as of March 31, 2014 and December 31, 2013.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2014	$1,750,000	0.71%
2015	1,100,000	0.89
2016	750,000	0.85
2017	1,250,000	0.86
	$4,850,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of March 31, 2014 and December 31, 2013 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities ("Hybrid Securities") to a fixed rate.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

In 2006, the Company issued €352.7 million of student loan asset-backed Euro Notes (the "Euro Notes") with an interest rate based on a spread to the EURIBOR index. As a result of the Euro Notes, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes are re-measured at each reporting period and recorded in the Company’s consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date.

The Company entered into a cross-currency interest rate swap in connection with the issuance of the Euro Notes. Under the terms of the cross-currency interest rate swap, the Company receives from the counterparty a spread to the EURIBOR index based on a notional amount of €352.7 million and pays a spread to the LIBOR index based on a notional amount of $450.0 million. In addition, under the terms of this agreement, all principal payments on the Euro Notes will effectively be paid at the exchange rate in effect between the U.S. dollar and Euro as of the issuance of the notes.

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instrument.

	Three months ended March 31,
	2014	2013 (b)
Re-measurement of Euro Notes	$(952)	28,763
Change in fair value of cross-currency interest rate swaps	(39)	(34,844)
Total impact to consolidated statements of income - income (expense) (a)	$(991)	(6,081)

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency adjustments and derivative settlements, net" in the Company's consolidated statements of income.

(b)
The 2013 operating results includes the re-measurement of €420.5 million of student loan asset-backed Euro notes and the change in fair value of a related cross-currency interest rate swap entered into in connection with the issuance of such notes. In November 2013, the notional amount outstanding on the notes was changed to U.S. dollars and the cross-currency interest swap was terminated.

The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the cross-currency interest rate swaps. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swaps if the two underlying indices (and related forward curve) do not move in parallel.

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
1:3 basis swaps	$19,600	18,490	—	—
Interest rate swaps - floor income hedges	7,607	7,183	12,915	15,849
Interest rate swaps - hybrid debt hedges	—	—	3,632	2,120
Cross-currency interest rate swaps	36,795	36,834	—	—
Total	$64,002	62,507	16,547	17,969

During the three months ended March 31, 2013, the Company terminated certain derivatives for gross proceeds and payments of $2.7 million and $2.9 million, respectively. There were no derivative terminations during the first quarter of 2014.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset (liability)
Balance as of March 31, 2014	$64,002	(15,313)	(323)	48,366
Balance as of December 31, 2013	62,507	(15,437)	(15,959)	31,111

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of March 31, 2014	$(16,547)	15,313	3,140	1,906
Balance as of December 31, 2013	(17,969)	15,437	3,630	1,098

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended March 31,
	2014	2013
Settlements:
1:3 basis swaps	$881	911
Interest rate swaps - floor income hedges	(6,950)	(8,304)
Interest rate swaps - hybrid debt hedges	(252)	(645)
Cross-currency interest rate swaps	92	(146)
Total settlements - expense	(6,229)	(8,184)
Change in fair value:
1:3 basis swaps	1,110	1,933
Interest rate swaps - floor income hedges	3,358	9,422
Interest rate swaps - hybrid debt hedges	(1,513)	3,640
Cross-currency interest rate swaps	(39)	(34,844)
Other	—	342
Total change in fair value - income (expense)	2,916	(19,507)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(952)	28,763
Derivative market value and foreign currency adjustments and derivative settlements, net - (expense) income	$(4,265)	1,072

5.    Investments

A summary of the Company's investments and restricted investments follows:

	As of March 31, 2014				As of December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$149,016	3,192	(824)	151,384	171,931	7,111	(1,241)	177,801
Equity securities	1,308	1,884	—	3,192	1,502	1,783	(3)	3,282
Total available-for-sale investments	$150,324	5,076	(824)	154,576	173,433	8,894	(1,244)	181,083
Trading investments:
Student loan asset-backed and other debt securities				11,625				10,957
Total available-for-sale and trading investments				$166,201				192,040
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$6,742				7,285

(a)
As of March 31, 2014, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of March 31, 2014, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(c)	Restricted investments are included in "restricted cash and investments" in the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Three months ended March 31,
Affected line item in the consolidated statements of income - income (expense):	2014	2013
Other income	$7,073	957
Income tax expense	(2,617)	(354)
Net	$4,456	603

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

	Three months ended March 31,
	2014			2013
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$73,125	661	73,786	67,517	562	68,079

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,110,952	416,965	46,527,917	46,272,324	385,707	46,658,031
Earnings per share - basic and diluted	$1.59	1.59	1.59	1.46	1.46	1.46

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

7.    Segment Reporting

See note 13 of the notes to consolidated financial statements included in the 2013 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2014
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$11	—	—	11	157,003	2,658	(797)	158,875
Interest expense	—	—	—	—	59,476	1,325	(797)	60,004
Net interest income	11	—	—	11	97,527	1,333	—	98,871
Less provision for loan losses	—	—	—	—	2,500	—	—	2,500
Net interest income after provision for loan losses	11	—	—	11	95,027	1,333	—	96,371
Other income (expense):
Loan and guaranty servicing revenue	64,757	—	—	64,757	—	—	—	64,757
Intersegment servicing revenue	14,221	—	—	14,221	—	—	(14,221)	—
Tuition payment processing and campus commerce revenue	—	25,235	—	25,235	—	—	—	25,235
Enrollment services revenue	—	—	22,011	22,011	—	—	—	22,011
Other income	—	—	—	—	4,164	13,967	—	18,131
Gain on sale of loans and debt repurchases	—	—	—	—	39	—	—	39
Derivative market value and foreign currency adjustments, net	—	—	—	—	3,477	(1,513)	—	1,964
Derivative settlements, net	—	—	—	—	(5,977)	(252)	—	(6,229)
Total other income (expense)	78,978	25,235	22,011	126,224	1,703	12,202	(14,221)	125,908
Operating expenses:
Salaries and benefits	32,307	10,027	4,380	46,714	609	5,161	—	52,484
Cost to provide enrollment services	—	—	14,475	14,475	—	—	—	14,475
Depreciation and amortization	2,789	1,428	47	4,264	—	519	—	4,783
Other	18,452	2,647	1,449	22,548	7,146	5,933	—	35,627
Intersegment expenses, net	1,083	1,420	1,006	3,509	14,371	(3,659)	(14,221)	—
Total operating expenses	54,631	15,522	21,357	91,510	22,126	7,954	(14,221)	107,369
Income before income taxes and corporate overhead allocation	24,358	9,713	654	34,725	74,604	5,581	—	114,910
Corporate overhead allocation	(1,860)	(620)	(620)	(3,100)	(1,329)	4,429	—	—
Income before income taxes	22,498	9,093	34	31,625	73,275	10,010	—	114,910
Income tax expense	(8,549)	(3,455)	(13)	(12,017)	(27,844)	(750)	—	(40,611)
Net income	13,949	5,638	21	19,608	45,431	9,260	—	74,299
Net income attributable to noncontrolling interest	—	—	—	—	—	513	—	513
Net income attributable to Nelnet, Inc.	$13,949	5,638	21	19,608	45,431	8,747	—	73,786

	Three months ended March 31, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$10	—	—	10	155,654	2,311	(819)	157,156
Interest expense	—	—	—	—	57,482	1,695	(819)	58,358
Net interest income	10	—	—	10	98,172	616	—	98,798
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income after provision for loan losses	10	—	—	10	93,172	616	—	93,798
Other income (expense):
Loan and guaranty servicing revenue	55,601	—	—	55,601	—	—	—	55,601
Intersegment servicing revenue	14,953	—	—	14,953	—	—	(14,953)	—
Tuition payment processing and campus commerce revenue	—	23,411	—	23,411	—	—	—	23,411
Enrollment services revenue	—	—	28,957	28,957	—	—	—	28,957
Other income	—	—	—	—	4,196	5,220	—	9,416
Gain on sale of loans and debt repurchases	—	—	—	—	1,407	—	—	1,407
Derivative market value and foreign currency adjustments, net	—	—	—	—	5,275	3,981	—	9,256
Derivative settlements, net	—	—	—	—	(7,539)	(645)	—	(8,184)
Total other income (expense)	70,554	23,411	28,957	122,922	3,339	8,556	(14,953)	119,864
Operating expenses:
Salaries and benefits	28,444	9,359	5,767	43,570	562	3,773	—	47,905
Cost to provide enrollment services	—	—	19,642	19,642	—	—	—	19,642
Depreciation and amortization	2,789	1,138	61	3,988	—	389	—	4,377
Other	18,390	2,287	1,651	22,328	7,513	5,100	—	34,941
Intersegment expenses, net	935	1,425	1,149	3,509	15,142	(3,698)	(14,953)	—
Total operating expenses	50,558	14,209	28,270	93,037	23,217	5,564	(14,953)	106,865
Income before income taxes and corporate overhead allocation	20,006	9,202	687	29,895	73,294	3,608	—	106,797
Corporate overhead allocation	(997)	(332)	(332)	(1,661)	(712)	2,373	—	—
Income before income taxes	19,009	8,870	355	28,234	72,582	5,981	—	106,797
Income tax expense	(7,223)	(3,371)	(135)	(10,729)	(27,581)	(137)	—	(38,447)
Net income	11,786	5,499	220	17,505	45,001	5,844	—	68,350
Net income attributable to noncontrolling interest	—	—	—	—	—	271	—	271
Net income attributable to Nelnet, Inc.	$11,786	5,499	220	17,505	45,001	5,573	—	68,079

8.    Major Customer

The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education ("Department") that spans five years (through June 2014).  Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $29.9 million and $20.3 million for the three months ended March 31, 2014 and 2013, respectively. The Department has the option to extend the contract for an additional five years. On October 25, 2013, the Company received a letter from the Department notifying the Company of the Department's intent to exercise its optional ordering period to extend the contract for an additional five years through June 16, 2019, with actual extension subject to the availability of government funds.

9. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to consolidated financial statements included in the Company's 2013 Annual Report.  The following provides an update for a related party transaction that occurred during the first quarter of 2014.

On January 1, 2014, the Company subparticipated the Company's participation interest in a loan receivable from an unrelated third party to Union Bank and Trust Company ("Union Bank"), an entity under common control with the Company. The participated portion of the loan was $1.7 million, with an obligation to fund an additional $1.4 million. As part of this agreement, Union Bank will pay the Company monthly servicing fees equal to 40 basis points on the participated portion of the outstanding principal balance of the loan.

10.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2014.

	As of March 31, 2014			As of December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities	$—	162,553	162,553	—	188,279	188,279
Equity securities	3,192	—	3,192	3,282	—	3,282
Debt securities	456	—	456	479	—	479
Total investments	3,648	162,553	166,201	3,761	188,279	192,040
Fair value of derivative instruments	—	64,002	64,002	—	62,507	62,507
Total assets	$3,648	226,555	230,203	3,761	250,786	254,547
Liabilities:
Fair value of derivative instruments	$—	16,547	16,547	—	17,969	17,969
Total liabilities	$—	16,547	16,547	—	17,969	17,969

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,671,284	25,607,143	—	—	26,671,284
Cash and cash equivalents	107,102	107,102	107,102	—	—
Investments	166,201	166,201	3,648	162,553	—
Restricted cash	699,147	699,147	699,147	—	—
Restricted cash – due to customers	180,469	180,469	180,469	—	—
Restricted investments	6,742	6,742	6,742	—	—
Accrued interest receivable	305,672	305,672	—	305,672	—
Derivative instruments	64,002	64,002	—	64,002	—
Financial liabilities:
Bonds and notes payable	25,461,183	25,589,287	—	25,461,183	—
Accrued interest payable	22,338	22,338	—	22,338	—
Due to customers	180,469	180,469	180,469	—	—
Derivative instruments	16,547	16,547	—	16,547	—

	As of December 31, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,641,383	25,907,589	—	—	26,641,383
Cash and cash equivalents	63,267	63,267	63,267	—	—
Investments	192,040	192,040	3,761	188,279	—
Restricted cash	727,838	727,838	727,838	—	—
Restricted cash – due to customers	167,576	167,576	167,576	—	—
Restricted investments	7,285	7,285	7,285	—	—
Accrued interest receivable	314,553	314,553	—	314,553	—
Derivative instruments	62,507	62,507	—	62,507	—
Financial liabilities:
Bonds and notes payable	25,577,250	25,955,289	—	25,577,250	—
Accrued interest payable	21,725	21,725	—	21,725	—
Due to customers	167,576	167,576	167,576	—	—
Derivative instruments	17,969	17,969	—	17,969	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2013 Annual Report.

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

Actions Requesting Certifications of Classes

Proceedings or complaints that involve or ask for certifications of classes generally expand the scope of legal defense costs, as well as alleged potential claim amounts. The Company is currently subject to legal proceedings in which the plaintiffs have made allegations that one or more putative classes should be certified by the applicable court. With respect to the three proceedings discussed below, it is significant to note that no putative class has actually been certified in any of these proceedings, the Company's position is that class certification would be inappropriate in each such proceeding, the Company has entered into agreements in principle to resolve two of the matters for immaterial amounts through a court-approved class-wide settlement, and the Company intends to vigorously contest class certification in the remaining matter. The Company has accrued an immaterial amount related to the legal proceedings described below. However, due to the relatively early stage of these matters and the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of its exposure to any reasonably possible losses or range of reasonably possible losses, in excess of the amount accrued, cannot currently be made.

Bais Yaakov of Spring Valley v. Peterson's Nelnet, LLC

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of Nelnet, Inc. ("Nelnet"), was filed in the U.S. Federal District Court for the District of New Jersey (the “New Jersey District Court”). The complaint alleges that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language. The complaint also alleges that such faxes violated the Federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes. The complaint further alleges that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint seeks to establish a class action. On September 13, 2013, the named plaintiff filed a motion for class certification, and on October 7, 2013, Peterson's filed a motion to dismiss the named plaintiff's motion for class certification. As of the filing date of this report, the New Jersey District Court has not established, recognized, or certified a class. On January 23, 2014, Peterson's and the named plaintiff reached an agreement in principle whereby Peterson's would, without admitting any wrongdoing or liability, settle all claims in the lawsuit, including potential class action claims, for payment of an immaterial amount. The settlement agreement in principle is subject to finalization and court approval.

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

Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's, CUnet, LLC (“CUnet”), a subsidiary of Nelnet, and on Nelnet (collectively, the "Keating Defendants"), in connection with a lawsuit by Grant Keating in the U.S. Federal District Court for the Northern District of Ohio (the “Ohio District Court”). The lawsuit was originally instituted on August 24, 2011, and alleges that the Keating Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the plaintiff's express consent. The complaint also alleges that this text message violated the TCPA, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleges that the Keating Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent. The complaint seeks to establish a class action. On August 29, 2013, the Keating Defendants filed motions for summary judgment, and the named plaintiff filed a motion for class certification. As of the filing date of this report, the Ohio District Court has not established, recognized, or certified a class. The Keating Defendants intend to defend themselves vigorously in this lawsuit.

12. Subsequent Events

On April 25, 2014, the Company completed the purchase of a total of $3.6 billion of FFELP student loans and related assets. The transaction included the purchase of residual interests in a total of $2.6 billion of securitized student loans and related assets under a stock purchase agreement, and the purchase of a total of approximately $950 million of unsecuritized student loans under three separate loan sale agreements.

The assets acquired under the stock purchase agreement include the rights to the residual interests in three FFELP student loan securitization trusts, which hold a total of $2.6 billion of FFELP student loans and related assets and have issued a corresponding amount of related student loan asset-backed debt.  In addition, under the loan sale agreements, the Company purchased for cash unsecuritized FFELP loans totaling approximately $950 million, consisting primarily of FFELP consolidation loans, which were initially funded through the Company’s existing student loan warehouse facilities.  The aggregate cash purchase price for the assets acquired under the stock purchase agreement and the cash amount paid over the par value of the student loan portfolio and related accrued interest under the loan sale agreements was $139 million, and was funded from the Company’s operating cash and unsecured line of credit. All acquired student loan assets and related debt will be included in the Company’s consolidated financial statements.

On April 30, 2014, the Company completed an asset-backed securitization totaling $719.8 million, which provided permanent funding for loans that were previously funded in the Company's warehouse facilities, including a portion of the $950 million of unsecuritized loans purchased in April 2014. As of April 30, 2014, after the completion of this asset-backed securitization, $1.1 billion was outstanding on the Company's warehouse facilities and $1.2 billion was available for future use.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2014 and 2013. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2013 Annual Report.

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

The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2013 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the FFEL Program, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from recently purchased securitized and unsecuritized FFELP student loans, and risks from changes in levels of student loan prepayment or default rates;

•
financing and liquidity risks, including risks of changes in the general interest rate environment and in the securitization and other financing markets for student loans, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives to consolidate existing FFELP loans to the Federal Direct Loan Program, risks related to the expected reduction in government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, risks related to the availability of government funds and actual extension of the Company's loan servicing contract with the Department, which accounted for 23 percent of the Company's fee-based revenue in 2013, for an additional five years, and the Company's ability to maintain or increase volumes under that contract, and the Company's ability to comply with agreements with third-party customers for the servicing of FFELP and Federal Direct Loan Program loans;

•	risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations; and

•
risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.

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

	Three months ended March 31,
	2014	2013
GAAP net income attributable to Nelnet, Inc.	$73,786	68,079
Derivative market value and foreign currency adjustments, net of tax	(1,218)	(5,738)
Net income, excluding derivative market value and foreign currency adjustments (a)	$72,568	62,341

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.59	1.46
Derivative market value and foreign currency adjustments, net of tax	(0.03)	(0.12)
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.56	1.34

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

The increase in earnings for the 2014 period compared to the 2013 period was due to an increase in net income from the Company's Student Loan and Guaranty Servicing operating segment, an increase in income from providing investment advisory services, and an increase in gains from investment activities.

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2014, the Company had a $25.6 billion student loan portfolio that will amortize over the next approximately 20 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow. In April 2014, the Company purchased $3.6 billion of FFELP student loans and related assets as described in note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report.  As of April 30, 2014, subsequent to the closing of this transaction, the Company's student loan portfolio was over $29 billion.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

The information below provides the operating results for each reportable operating segment for the three months ended March 31, 2014 and 2013 (dollars in millions).

(a)	Revenue includes intersegment revenue of $14.2 million and $15.0 million for the three months ended March 31, 2014 and 2013, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was income of $3.5 million and $5.3 million for the three months ended March 31, 2014 and 2013, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was income of $2.2 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•	As of March 31, 2014, the Company was servicing $147.9 billion in FFELP, private, and government owned student loans, as compared with $112.8 billion of loans as of March 31, 2013.

•
Revenue increased in the three months ended March 31, 2014 compared to the same period in 2013 due to growth in servicing volume under the Company's contract with the Department, offset partially by a decrease in traditional FFELP servicing revenue. Revenue from the Department servicing contract increased to $29.9 million for the three months ended March 31, 2014, compared to $20.3 million for the same period in 2013. As of March 31, 2014, the Company was servicing $120.6 billion of loans for 5.4 million borrowers under this contract.

•
Before tax operating margin was 28.5% in the three months ended March 31, 2014. Excluding the settlement of a billing dispute related to a prior period which increased revenue by $2.2 million, the before tax operating margin in this segment was 25.7% during the first quarter of 2014, as compared to 26.9% in the same period of 2013. Operating margin in this segment will continue to decrease as the volume of loans serviced under the Department servicing contract increases as a percentage of overall volume serviced.

•
Recent federal budget provisions to become effective July 1, 2014 will reduce payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue recognized by the Company for the three months ended March 31, 2014 and 2013 was $13.4 million and $12.1 million, respectively. The Company anticipates this revenue will be negatively impacted as a result of these federal budget provisions.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three months ended March 31, 2014 compared to the same period in 2013 due to increases in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

•
Before tax operating margin decreased in the three months ended March 31, 2014 compared to the same period in 2013, due to an increase in expenses associated with continued system maintenance and enhancements.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Enrollment Services

•
Revenue decreased in the three months ended March 31, 2014 compared to the same period in 2013 due to a decrease in inquiry management and generation revenue as a result of the regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

•	The Company continues to focus on improving the profitability of this segment by reducing operating expenses in reaction to the ongoing decline in revenue and gross margin.

Asset Generation and Management

•
The Company acquired $387.3 million of student loans during the first three months of 2014. The average loan portfolio balance for the three months ended March 31, 2014 and 2013 was $25.9 billion and $24.8 billion, respectively.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.17 billion as of March 31, 2014.

•
Core student loan spread decreased to 1.44% for the three months ended March 31, 2014, compared to 1.56% and 1.50% for the three months ended December 31, 2013 and March 31, 2013, respectively. This decrease was the result of recent consolidation loan acquisitions, which have lower margins but longer terms.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended March 31, 2014 and 2013, the Company earned $37.8 million and $35.7 million, respectively, of fixed rate floor income (net of $7.0 million and $8.3 million of derivative settlements, respectively, used to hedge such loans).

Corporate Activities

•
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $5.2 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. These amounts include performance fees earned from the sale of managed securities. As of March 31, 2014, WRCM was managing an investment portfolio of $752.5 million for third-party entities.

•	The Company had $7.2 million in gains on investments during the three months ended March 31, 2014, compared to $1.2 million for the same period in 2013.

Subsequent Event

•
In April 2014, the Company purchased a total of $3.6 billion of FFELP student loans and related assets. The transaction included the purchase of residual interests in a total of $2.6 billion of securitized student loans and related assets under a stock purchase agreement, and the purchase of a total of approximately $950 million of unsecuritized student loans under three separate loan sale agreements. The aggregate cash purchase price for the assets acquired under the stock purchase agreement and the cash amount paid over the par value of the student loan portfolio and related accrued interest under the loan sale agreements was $139 million, and was funded from the Company’s operating cash and unsecured line of credit. All acquired student loan assets and related debt will be included in the Company’s consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three months ended March 31, 2014 compared to the same period in 2013 is summarized below.

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

	Three months
	ended March 31,
	2014	2013	Additional information
Loan interest	$156,896	155,539
Increase is due to an increase in the average student loan balance, gross fixed rate floor income, and student loan discount accretion (net), partially offset by a decrease in gross variable student loan yield.

Investment interest	1,979	1,617	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Average investment balances increased year over year.
Total interest income	158,875	157,156
Interest expense	60,004	58,358	Increase due to an increase in average debt outstanding, partially offset by a decrease in the Company's cost of funds.
Net interest income	98,871	98,798	See table below for additional analysis.
Less provision for loan losses	2,500	5,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans.
Net interest income after provision for loan losses	96,371	93,798
Other income (expense):
LGS revenue	64,757	55,601	See LGS operating segment - results of operations.
TPP&CC revenue	25,235	23,411	See TPP&CC operating segment - results of operations.
NES revenue	22,011	28,957	See NES operating segment - results of operations.
Other income	18,131	9,416	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	39	1,407	Gains are primarily from the repurchase of the Company's own asset-backed debt securities.
Derivative settlements, net	(6,229)	(8,184)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	1,964	9,256
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	125,908	119,864
Operating expenses:
Salaries and benefits	52,484	47,905	Increase is due to additional personnel to support increased LGS servicing volume and TPP&CC revenue, partially offset by expense reductions at NES.
Cost to provide enrollment services	14,475	19,642	See NES operating segment - results of operations.
Depreciation and amortization	4,783	4,377
Other	35,627	34,941
Total operating expenses	107,369	106,865
Income before income taxes	114,910	106,797
Income tax expense	40,611	38,447	The effective tax rate was 35.5% and 36.0% in the three month period ended March 31, 2014 and 2013, respectively.
Net income	74,299	68,350
Net income attributable to noncontrolling interest	513	271
Net income attributable to Nelnet, Inc.	$73,786	68,079
Additional information:
Net income attributable to Nelnet, Inc.	$73,786	68,079
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

Derivative market value and foreign currency adjustments	(1,964)	(9,256)
Tax effect	746	3,518
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$72,568	62,341

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended March 31,
	2014	2013	Additional information
Variable student loan interest margin, net of settlements on derivatives	$54,396	55,621
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	37,844	35,716
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	1,979	1,617	Increase is due to an increase in average investment balance in 2014 compared to 2013.
Non-portfolio related derivative settlements	(252)	(645)
Corporate debt interest expense	(1,325)	(1,695)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$92,642	90,614

The following table summarizes the components of "other income."

	Three months ended March 31,
	2014	2013
Borrower late fee income	$3,673	3,505
Investment advisory fees	5,220	2,830
Realized and unrealized gains/(losses) on investments, net	7,210	1,154
Other	2,028	1,927
Other income	$18,131	9,416

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,727	$22,650	$21,237	$20,820	$20,629	$20,715	$21,397	$21,192
% of total	38.6%	29.8%	21.8%	18.5%	17.7%	15.3%	15.5%	14.3%
Number of servicing borrowers:
Government servicing:	2,804,502	3,036,534	3,892,929	4,261,637	4,396,341	5,145,901	5,305,498	5,438,933
FFELP servicing:	1,912,748	1,799,484	1,626,146	1,586,312	1,529,203	1,507,452	1,462,122	1,426,435
Private servicing:	155,947	164,554	173,948	170,224	173,588	178,935	195,580	191,606
Total:	4,873,197	5,000,572	5,693,023	6,018,173	6,099,132	6,832,288	6,963,200	7,056,974

Number of remote hosted borrowers:	545,456	9,566,296	6,912,204	5,001,695	3,218,896	1,986,866	1,915,203	1,796,287

Summary and Comparison of Operating Results

	Three months ended March 31,			Additional information
	2014		2013
Net interest income	$11		10
Loan and guaranty servicing revenue	64,757		55,601	See table below for additional analysis.
Intersegment servicing revenue	14,221		14,953	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment.
Total other income	78,978		70,554
Salaries and benefits	32,307		28,444	Increase due to additional personnel to support the increase in volume under the government servicing contract.
Depreciation and amortization	2,789		2,789
Other expenses	18,452		18,390
Intersegment expenses, net	1,083		935
Total operating expenses	54,631		50,558
Income before income taxes and corporate overhead allocation	24,358		20,006
Corporate overhead allocation	(1,860)		(997)
Income before income taxes	22,498		19,009
Income tax expense	(8,549)		(7,223)
Net income	$13,949		11,786
Before tax operating margin	28.5%	(1)	26.9%
(1) Excluding the settlement of a billing dispute related to a prior period which increased revenue by $2.2 million, before tax operating margin was 25.7%.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended March 31,		Additional information
	2014	2013
Government servicing	$29,859	20,322	Increase due to an increase in the number of borrowers serviced under the government servicing contract.
FFELP servicing	3,416	5,322	Decrease will continue as third-party customers’ FFELP portfolios run off.
Private servicing	2,484	2,220
FFELP guaranty servicing	3,122	3,114	Revenue from guaranty servicing will decrease going forward as FFELP portfolios run off and guaranty volume decreases.
FFELP guaranty collection	17,653	17,067
The Company earns revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, recent federal budget provisions to become effective July 1, 2014 will reduce payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue recognized by the Company for the three months ended March 31, 2014 and 2013 was $13.4 million and $12.1 million, respectively. The Company anticipates this revenue will be negatively impacted as a result of these federal budget provisions.

Software services	7,631	7,278
A contract with a significant remote hosted customer expired in December 2013. Revenue earned from this customer for the three months ended March 31, 2013 was $2.3 million. During the first quarter of 2014, the Company settled a billing dispute related to a prior period and recognized revenue of $2.2 million. Excluding these two items, software services revenue increased due to an increase in the number of borrowers from other remote hosted customers.

Other	592	278
Loan and guaranty servicing revenue	$64,757	55,601

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Higher amounts of revenue are typically recognized during the first quarter due to fees related to grant and aid applications.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2014	2013
Tuition payment processing and campus commerce revenue	$25,235	23,411	Increase due to an increase in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.
Salaries and benefits	10,027	9,359	Increase due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.
Depreciation and amortization	1,428	1,138
Other expenses	2,647	2,287	Increase due to additional expenses to support the increase in payment plans and continued system maintenance and enhancements.
Intersegment expenses, net	1,420	1,425
Total operating expenses	15,522	14,209
Income before income taxes and corporate overhead allocation	9,713	9,202
Corporate overhead allocation	(620)	(332)
Income before income taxes	9,093	8,870
Income tax expense	(3,455)	(3,371)
Net income	$5,638	5,499
Before tax operating margin	36.0%	37.9%

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2014	2013
Enrollment services revenue	$22,011	28,957	See table below for additional analysis.
Salaries and benefits	4,380	5,767	Decrease due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue.
Cost to provide enrollment services	14,475	19,642	See table below for additional analysis.
Depreciation and amortization	47	61
Other expenses	1,449	1,651
Intersegment expenses, net	1,006	1,149
Total operating expenses	21,357	28,270
Income before income taxes and corporate overhead allocation	654	687
Corporate overhead allocation	(620)	(332)
Income before income taxes	34	355
Income tax expense	(13)	(135)
Net income	$21	220
Before tax operating margin	0.2%	1.2%

The following tables summarize the components of "Enrollment services revenue" and "Cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (a)	Digital marketing	Content solutions (b)	Total
	Three months ended March 31, 2014
Enrollment services revenue	$13,537	1,069	2,845	1,068	3,492	22,011
Cost to provide enrollment services	11,954	—	1,785	88	648	14,475
Gross profit	$1,583	1,069	1,060	980	2,844	7,536
Gross profit %	11.7%		37.3%

	Three months ended March 31, 2013
Enrollment services revenue	$18,017	1,095	4,427	1,086	4,332	28,957
Cost to provide enrollment services	16,097	—	2,756	86	703	19,642
Gross profit	$1,920	1,095	1,671	1,000	3,629	9,315
Gross profit %	10.7%		37.7%

(a)
Inquiry management (marketing) revenue decreased $4.5 million (24.9%) and inquiry generation revenue decreased $1.6 million (35.7%) for the three months ended March 31, 2014 compared to the same period in 2013. Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Content solutions revenue decreased $0.8 million (19.4%) for the three months ended March 31, 2014 compared to the same period in 2013 due to the divesture of the Company's list marketing business in March 2013.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of March 31, 2014, the Company had a $25.6 billion student loan portfolio that will amortize over the next approximately 20 years. For a summary of the Company’s student loan portfolio as of March 31, 2014 and December 31, 2013, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended March 31,
	2014	2013
Beginning balance	$26,121,306	24,995,880
Loan acquisitions	387,258	743,766
Repayments, claims, capitalized interest, participations, and other	(548,705)	(554,250)
Consolidation loans lost to external parties	(145,664)	(143,151)
Loans sold	—	(11,648)
Ending balance	$25,814,195	25,030,597

In April 2014, the Company purchased a total of $3.6 billion of FFELP student loans and related assets. See note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

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

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three months ended March 31, 2014 and 2013, and a summary of the Company's student loan delinquency amounts as of March 31, 2014, December 31, 2013, and March 31, 2013, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

The provision for loan losses and charge-offs of federally insured loans decreased during the first quarter of 2014 as compared to the same period in 2013 as a result of improving economic conditions.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Variable student loan yield, gross	2.50%	2.58%	2.57%
Consolidation rebate fees	(0.80)	(0.78)	(0.77)
Discount accretion, net of premium and deferred origination costs amortization	0.05	0.05	0.03
Variable student loan yield, net	1.75	1.85	1.83
Student loan cost of funds - interest expense	(0.92)	(0.90)	(0.93)
Student loan cost of funds - derivative settlements	0.02	0.01	0.01
Variable student loan spread	0.85	0.96	0.91
Fixed rate floor income, net of settlements on derivatives	0.59	0.60	0.59
Core student loan spread	1.44%	1.56%	1.50%

Average balance of student loans	$25,915,053	25,770,607	24,781,426
Average balance of debt outstanding	25,826,656	25,687,958	24,823,397

A trend analysis of the Company's core and variable student loan spreads is summarized below.

(a)
The interest earned on a large portion of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on student loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR rate by quarter.

Variable student loan spread decreased during the three months ended March 31, 2014 as a result of recent consolidation loan acquisitions, which have lower margins but longer terms.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
Fixed rate floor income, gross	$44,794	45,854	44,020
Derivative settlements (a)	(6,950)	(7,006)	(8,304)
Fixed rate floor income, net	$37,844	38,848	35,716
Fixed rate floor income contribution to spread, net	0.59%	0.60%	0.59%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2014 and 2013 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2014	2013
Net interest income after provision for loan losses	$95,027	93,172	See table below for additional analysis.
Other income	4,164	4,196	The primary component of other income is borrower late fees, which were $3.7 million and $3.5 million in 2014 and 2013, respectively.
Gain on sale of loans and debt repurchases	39	1,407	Gains are primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	3,477	5,275
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(5,977)	(7,539)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income	1,703	3,339
Salaries and benefits	609	562
Other expenses	7,146	7,513
The Company pays higher third-party servicing fees on delinquent loans. At the end of 2012, the Company purchased a portfolio of severely delinquent rehabilitation loans, and paid higher third-party servicing fees on such loans throughout 2013. Many of these loans have since defaulted, leaving the Company with a more current third-party serviced loan portfolio and a decrease in third-party servicing fees in the first quarter of 2014 compared to the same period in 2013.

Intersegment expenses, net	14,371	15,142	Amount includes fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Such amounts have decreased as the AGM portfolio serviced by LGS has run off.
Total operating expenses	22,126	23,217
Income before income taxes and corporate overhead allocation	74,604	73,294
Corporate overhead allocation	(1,329)	(712)
Income before income taxes	73,275	72,582
Income tax expense	(27,844)	(27,581)
Net income	$45,431	45,001

Additional information:
Net income	$45,431	45,001
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

Derivative market value and foreign currency adjustments, net	(3,477)	(5,275)
Tax effect	1,321	2,005
Net income, excluding derivative market value and foreign currency adjustments	$43,275	41,731

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,		Additional information
	2014	2013
Variable interest income, net of settlements on derivatives	$160,949	157,548	Increase due to an increase in the average student loan portfolio, partially offset by a decrease in the yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(51,323)	(47,208)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	3,449	1,943	Increase due to the Company's purchase of loans at a net discount over the last several years.
Interest on bonds and notes payable	(58,679)	(56,662)	Increase due to an increase in the average debt outstanding, partially offset by a decrease in the Company's cost of funds.
Variable student loan interest margin, net of settlements on derivatives	54,396	55,621
Fixed rate floor income, net of settlements on derivatives	37,844	35,716	The high levels of fixed rate floor income earned are due to historically low interest rates.
Investment interest	107	115
Intercompany interest	(797)	(819)
Provision for loan losses - federally insured	(3,000)	(6,000)
Recovery of loan losses - nonfederally insured	500	1,000
Net interest income after provision for loan losses (net of settlements on derivatives)	$89,050	85,633

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

2014 Significant Loan Acquisition

On April 25, 2014, the Company completed the purchase of a total of $3.6 billion of FFELP student loans and related assets. The transaction included the purchase of residual interests in a total of $2.6 billion of securitized student loans and related assets under a stock purchase agreement, and the purchase of a total of approximately $950 million of unsecuritized student loans under three separate loan sale agreements.

The assets acquired under the stock purchase agreement include the rights to the residual interests in three FFELP student loan securitization trusts, which hold a total of $2.6 billion of FFELP student loans and related assets and have issued a corresponding amount of related student loan asset-backed debt.  In addition, under the loan sale agreements, the Company purchased for cash unsecuritized FFELP loans totaling approximately $950 million, consisting primarily of FFELP consolidation loans, which were initially funded through the Company’s existing student loan warehouse facilities.  The aggregate cash purchase price for the assets acquired under the stock purchase agreement and the cash amount paid over the par value of the student loan portfolio and related accrued interest under the loan sale agreements was $139 million, and was funded from the Company’s operating cash and unsecured line of credit. All acquired student loan assets and related debt will be included in the Company’s consolidated financial statements.

On April 30, 2014, the Company completed an asset-backed securitization totaling $719.8 million, which provided permanent funding for loans that were previously funded in the Company's warehouse facilities, including a portion of the $950 million of unsecuritized loans purchased in April 2014. As of April 30, 2014, after the completion of this asset-backed securitization, $1.1 billion was outstanding on the Company's warehouse facilities and $1.2 billion was available for future use.

Sources of Liquidity Currently Available

As of March 31, 2014, the Company had cash and investments of $273.3 million. In addition, the Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company's net cash provided by operating activities was $88.6 million and $387.2 million, respectively.

In addition, the Company has an unsecured line of credit that matures on March 28, 2018. As of March 31, 2014, no amount was borrowed on the unsecured line of credit. As of April 30, 2014, subsequent to the purchase of the $3.6 billion of loans described above, $160.0 million was outstanding on the unsecured line of credit and $115.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has purchased certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2014, the Company holds $228.0 million (face amount) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the three months ended March 31, 2014, the Company generated $88.6 million from operating activities, compared to $85.0 million for the same period in 2013. The increase in cash provided by operating activities reflects the higher level of net income in 2014 and the impacts of the non-cash foreign currency translation adjustment related to the Company's Euro denominated bonds payable. The increase in cash provided by operating activities was partially offset by the impacts of changes in non-cash fair value adjustments for derivatives.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities and cash used in financing activities for the three months ended March 31, 2014 was $340.5 million and $385.3 million, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of March 31, 2014
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$24,912,972	5/25/18 - 8/26/52
FFELP warehouse facilities	772,435	1/17/16 - 9/30/16
Other borrowings	61,374	8/11/14 - 11/11/15
	$25,746,781

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

As of March 31, 2014, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.17 billion as detailed below.  The $2.17 billion includes approximately $532.1 million (as of March 31, 2014) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2014.  As of March 31, 2014, the Company had $24.9 billion of loans included in asset-backed securitizations, which represented 96.9 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans currently funded in its warehouse facilities or loans acquired subsequent to March 31, 2014.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.17 billion
(dollars in millions)

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $230 million to $290 million.

Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $110 million to $150 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2014, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $5.3 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2014, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $1.8 billion, of which $0.8 billion was outstanding. On April 15, 2014, the Company amended the agreement for one of its warehouse facilities to temporarily increase the maximum financing amount from $500 million to $1.0 billion. The maximum financing amount on this facility is scheduled to decrease $100.0 million a month beginning in June 2014 until it returns to $500.0 million in size. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of April 30, 2014, subsequent to the temporary increase in the maximum financing amount under one of the warehouse agreements and the purchase of $3.6 billion of student loans, both described previously, $1.1 billion was outstanding on the Company's FFELP warehouse facilities and $1.2 billion was available for future use. A summary of the warehouse facilities as of April 30, 2014 is shown below:

	NHELP-III	NFSLW-I	NHELP-II	Total
Maximum financing amount	$750,000	1,000,000	500,000	2,250,000
Amount outstanding	541,162	308,947	243,101	1,093,210
Amount available	$208,838	691,053	256,899	1,156,790
Expiration of liquidity provisions	February 5, 2015	June 11, 2015	September 30, 2014
Final maturity date	January 17, 2016	June 11, 2017	September 30, 2016
Maximum advance rates	92.2 - 95.0%	92.0 - 98.0%	84.5 - 94.5%
Minimum advance rates	92.2 - 95.0%	84.0 - 90.0%	84.5 - 94.5%

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2014, $317.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first four months of 2014, the Company completed three asset-backed securitizations totaling $1.7 billion. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities, including additional purchased FFELP loans, and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2014, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of March 31, 2014, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $16.5 million, and the Company had $3.1 million posted as collateral to derivative counterparties.

Other Debt Facilities

As previously discussed, the Company has a $275.0 million unsecured line of credit with a maturity date of March 28, 2018. As of March 31, 2014, no amounts were outstanding on the unsecured line of credit. As of April 30, 2014, subsequent to the purchase of $3.6 billion of student loans as discussed previously, $160.0 million was outstanding on the unsecured line of credit and $115.0 million was available for future use.

The Company has issued Hybrid Securities that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2014, $96.5 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income. For the three months ended March 31, 2014, the Company recognized a gain of approximately $39,000 from the repurchase of $1.4 million (face amount) of its own asset-backed debt securities.

Dividends

On March 14, 2014, the Company paid a first quarter 2014 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors declared a second quarter 2014 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The second quarter cash dividend will be paid on June 13, 2014, to shareholders of record at the close of business on May 30, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued accounting guidance regarding the accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The Company has relatively small investments in affordable housing projects that qualify for the low-income housing tax credits, and currently accounts for these investments using the equity method.  The Company plans to continue using the equity method to account for these investments, thus the adoption of this standard will not have an impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of March 31, 2014		As of December 31, 2013
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$10,963,939	42.5%	$11,090,583	42.5%
Variable-rate loan assets	14,850,256	57.5	15,030,723	57.5
Total	$25,814,195	100.0%	$26,121,306	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	25,843,238	100.0	26,213,345	100.0
Total	$25,843,238	100.0%	$26,213,345	100.0%

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

No variable-rate floor income was earned by the Company during 2013 and 2014. A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2014	2013
Fixed rate floor income, gross	$44,794	44,020
Derivative settlements (a)	(6,950)	(8,304)
Fixed rate floor income, net	$37,844	35,716

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2014 and 2013 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of March 31, 2014:

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.87%	0.23%	$1,726,929
3.0 - 3.49%	3.20%	0.56%	2,074,849
3.5 - 3.99%	3.65%	1.01%	1,897,192
4.0 - 4.49%	4.20%	1.56%	1,430,798
4.5 - 4.99%	4.72%	2.08%	836,949
5.0 - 5.49%	5.24%	2.60%	573,901
5.5 - 5.99%	5.67%	3.03%	345,903
6.0 - 6.49%	6.18%	3.54%	400,247
6.5 - 6.99%	6.70%	4.06%	365,058
7.0 - 7.49%	7.17%	4.53%	151,669
7.5 - 7.99%	7.71%	5.07%	257,631
8.0 - 8.99%	8.17%	5.53%	608,080
> 9.0%	9.04%	6.40%	294,733
			$10,963,939

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2014, the weighted average estimated variable conversion rate was 1.84% and the short-term interest rate was 16 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2014 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2014	$1,750,000	0.71%
2015	1,100,000	0.89
2016	750,000	0.85
2017	1,250,000	0.86
	$4,850,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2014:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$24,741,325	—
3 month Treasury bill	Daily	1,004,330	—
3 month LIBOR (a) (b)	Quarterly	—	15,841,530
1 month LIBOR	Monthly	—	8,316,538
Auction-rate or remarketing (c)	Varies	—	1,132,900
Asset-backed commercial paper (d)	Varies	—	394,439
Other (e)		1,126	61,374
		$25,746,781	25,746,781

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2014:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2014 was one-month LIBOR plus 3.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a derivative instrument (cross-currency interest rate swap) that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of March 31, 2014, the Company was sponsor for $913.7 million of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,934)	(14.7)%	$(28,643)	(24.9)%	$(4,076)	(3.5)%	$(12,228)	(10.6)%
Impact of derivative settlements	11,959	10.4	35,877	31.2	1,886	1.6	5,659	4.9
Increase (decrease) in net income before taxes	$(4,975)	(4.3)%	$7,234	6.3%	$(2,190)	(1.9)%	$(6,569)	(5.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.07)		$0.10		$(0.03)		$(0.09)

	Three months ended March 31, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,419)	(15.4)%	$(27,819)	(26.0)%	$(4,490)	(4.2)%	$(13,470)	(12.6)%
Impact of derivative settlements	17,260	16.2	51,781	48.5	1,482	1.4	4,447	4.2
Increase (decrease) in net income before taxes	$841	0.8%	$23,962	22.5%	$(3,008)	(2.8)%	$(9,023)	(8.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$0.32		$(0.04)		$(0.12)

Foreign Currency Exchange Risk

The Company has issued 352.7 million Euro-denominated notes with interest rates based on a spread to the EURIBOR index. As a result, the Company is exposed to the market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The Company has entered into a cross-currency interest rate swap in connection with the issuance of the Euro Notes. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information, including a summary of the terms of this derivative instrument agreement and the related financial statement impact.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2014 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2014	1,132	$41.73	—	3,875,367
February 1 - February 28, 2014	664	36.28	—	3,875,367
March 1 - March 31, 2014	18,768	42.51	—	3,875,367
Total	20,564	$42.27	—

(a)
The total number of shares represents shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

ITEM 6.  EXHIBITS

2.1+
Stock Purchase Agreement dated as of April 10, 2014 among Nelnet Finance Corp., Nelnet, Inc. Student Loan Xpress, Inc., and CIT Group Inc., filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on April 16, 2014 and incorporated by reference herein.

2.2+
Loan Sale Agreement dated as of April 10, 2014 among National Education Loan Network, Inc., Student Loan Xpress, Inc., Fifth Third Bank, Union Bank and Trust Company, and CIT Group Inc., filed as Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on April 16, 2014 and incorporated by reference herein.

2.3+
Loan Sale Agreement dated as of April 10, 2014 among National Education Loan Network, Inc., CIT Education Loan Trust 2012-1, Manufacturers and Traders Trust Company, Union Bank and Trust Company, and CIT Group Inc., filed as Exhibit 2.3 to the registrant's Current Report on Form 8-K filed on April 16, 2014 and incorporated by reference herein.

2.4+
Loan Sale Agreement dated as of April 10, 2014 among National Education Loan Network, Inc., CIT Education Loan Trust 2011-1, Manufacturers and Traders Trust Company, Union Bank and Trust Company, and CIT Group Inc., filed as Exhibit 2.4 to the registrant's Current Report on Form 8-K filed on April 16, 2014 and incorporated by reference herein.

10.1*	Subparticipation Agreement dated as of January 1, 2014 between Nelnet, Inc. and Union Bank and Trust Company.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
+ Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or attachment to the U.S. Securities and Exchange Commission upon request. The exhibit is not intended to be, and should not be relied upon as, including disclosures regarding any facts and circumstances relating to the registrant or any of its subsidiaries or affiliates. The exhibit contains representations and warranties by the registrant and the other parties that were made only for purposes of the agreement set forth in the exhibit and as of specified dates. The representations, warranties, and covenants in the agreement were made solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts), and may apply contractual standards of materiality or material adverse effect that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the agreement, which subsequent information may or may not be fully reflected in the registrant's public disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 8, 2014	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

By:	/s/ JAMES D. KRUGER
Name:	James D. Kruger
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer