Form 10-Q
period 2014-06-30
NELNET INC
filed 2014-08-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

COMMISSION FILE NUMBER 001-31924

NELNET, INC.
(Exact name of registrant as specified in its charter)

NEBRASKA (State or other jurisdiction of incorporation or organization)	84-0748903 (I.R.S. Employer Identification No.)

121 SOUTH 13TH STREET SUITE 100 LINCOLN, NEBRASKA (Address of principal executive offices)	68508 (Zip Code)
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

As of July 31, 2014, there were 34,807,168 and 11,491,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	June 30, 2014	December 31, 2013
Assets:
Student loans receivable (net of allowance for loan losses of $52,467 and $55,122, respectively)	$29,342,430	25,907,589
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	29,863	8,537
Cash and cash equivalents - held at a related party	62,236	54,730
Total cash and cash equivalents	92,099	63,267
Investments	141,489	192,040
Restricted cash and investments	862,034	735,123
Restricted cash - due to customers	98,005	167,576
Accrued interest receivable	360,075	314,553
Accounts receivable (net of allowance for doubtful accounts of $1,490 and $3,845, respectively)	58,321	56,072
Goodwill	126,200	117,118
Intangible assets, net	44,849	6,132
Property and equipment, net	35,498	33,829
Other assets	141,989	115,043
Fair value of derivative instruments	68,033	62,507
Total assets	$31,371,022	27,770,849
Liabilities:
Bonds and notes payable	$29,492,560	25,955,289
Accrued interest payable	24,339	21,725
Other liabilities	160,444	164,300
Due to customers	98,005	167,576
Fair value of derivative instruments	15,546	17,969
Total liabilities	29,790,894	26,326,859
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 34,859,786 shares and 34,881,338 shares, respectively	349	349
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,491,932 shares and 11,495,377 shares, respectively	115	115
Additional paid-in capital	20,721	24,887
Retained earnings	1,552,988	1,413,492
Accumulated other comprehensive earnings	5,569	4,819
Total Nelnet, Inc. shareholders' equity	1,579,742	1,443,662
Noncontrolling interest	386	328
Total equity	1,580,128	1,443,990
Total liabilities and equity	$31,371,022	27,770,849

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$29,479,249	26,020,629
Restricted cash and investments	859,441	732,771
Fair value of derivative instruments	33,797	36,834
Other assets	358,646	313,748
Bonds and notes payable	(29,778,096)	(26,244,222)
Other liabilities	(335,992)	(303,142)
Net assets of consolidated variable interest entities	$617,045	556,618

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Interest income:
Loan interest	$175,466	158,063	332,362	313,602
Investment interest	1,482	1,483	3,461	3,100
Total interest income	176,948	159,546	335,823	316,702
Interest expense:
Interest on bonds and notes payable	69,235	58,127	129,239	116,485
Net interest income	107,713	101,419	206,584	200,217
Less provision for loan losses	1,500	5,000	4,000	10,000
Net interest income after provision for loan losses	106,213	96,419	202,584	190,217
Other income:
Loan and guaranty servicing revenue	66,460	60,078	131,217	115,679
Tuition payment processing and campus commerce revenue	21,834	18,356	47,069	41,767
Enrollment services revenue	20,145	24,823	42,156	53,780
Other income	15,315	12,288	33,446	21,704
Gain on sale of loans and debt repurchases	18	7,355	57	8,762
Derivative market value and foreign currency adjustments and derivative settlements, net	1,570	40,188	(2,695)	41,260
Total other income	125,342	163,088	251,250	282,952
Operating expenses:
Salaries and benefits	53,888	47,432	106,372	95,337
Cost to provide enrollment services	13,311	16,787	27,786	36,429
Depreciation and amortization	5,214	4,320	9,997	8,697
Other	40,377	34,365	76,004	69,306
Total operating expenses	112,790	102,904	220,159	209,769
Income before income taxes	118,765	156,603	233,675	263,400
Income tax expense	43,078	54,746	83,689	93,193
Net income	75,687	101,857	149,986	170,207
Net income attributable to noncontrolling interest	693	614	1,206	885
Net income attributable to Nelnet, Inc.	$74,994	101,243	148,780	169,322
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.61	2.17	3.20	3.63
Weighted average common shares outstanding - basic and diluted	46,529,377	46,626,853	46,528,651	46,642,356

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Net income	$75,687	101,857	149,986	170,207
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	5,826	(3,335)	9,501	1,185
Less reclassification adjustment for gains recognized in net income, net of losses	(1,238)	(559)	(8,311)	(1,516)
Income tax effect	(1,698)	1,441	(440)	115
Total other comprehensive income (loss)	2,890	(2,453)	750	(216)
Comprehensive income	78,577	99,404	150,736	169,991
Comprehensive income attributable to noncontrolling interest	693	614	1,206	885
Comprehensive income attributable to Nelnet, Inc.	$77,884	98,790	149,530	169,106

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of March 31, 2013	—	35,029,341	11,495,377	$—	350	115	27,786	1,192,822	5,050	281	1,226,404
Net income	—	—	—	—	—	—	—	101,243	—	614	101,857
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,453)	—	(2,453)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(782)	(782)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,649)	—	—	(4,649)
Issuance of common stock, net of forfeitures	—	24,390	—	—	1	—	694	—	—	—	695
Compensation expense for stock based awards	—	—	—	—	—	—	808	—	—	—	808
Repurchase of common stock	—	(65,621)	—	—	(1)	—	(2,284)	—	—	—	(2,285)
Balance as of June 30, 2013	—	34,988,110	11,495,377	$—	350	115	27,004	1,289,416	2,597	113	1,319,595
Balance as of March 31, 2014	—	35,019,924	11,491,932	$—	350	115	27,138	1,482,637	2,679	755	1,513,674
Net income	—	—	—	—	—	—	—	74,994	—	693	75,687
Other comprehensive income	—	—	—	—	—	—	—	—	2,890	—	2,890
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,062)	(1,062)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,643)	—	—	(4,643)
Issuance of common stock, net of forfeitures	—	49,802	—	—	1	—	882	—	—	—	883
Compensation expense for stock based awards	—	—	—	—	—	—	1,135	—	—	—	1,135
Repurchase of common stock	—	(209,940)	—	—	(2)	—	(8,434)	—	—	—	(8,436)
Balance as of June 30, 2014	—	34,859,786	11,491,932	$—	349	115	20,721	1,552,988	5,569	386	1,580,128
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	169,322	—	885	170,207
Other comprehensive loss	—	—	—	—	—	—	—	—	(216)	—	(216)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(782)	(782)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,295)	—	—	(9,295)
Issuance of common stock, net of forfeitures	—	150,353	—	—	2	—	1,967	—	—	—	1,969
Compensation expense for stock based awards	—	—	—	—	—	—	1,483	—	—	—	1,483
Repurchase of common stock	—	(279,156)	—	—	(3)	—	(8,986)	—	—	—	(8,989)
Balance as of June 30, 2013	—	34,988,110	11,495,377	$—	350	115	27,004	1,289,416	2,597	113	1,319,595
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	148,780	—	1,206	149,986
Other comprehensive income	—	—	—	—	—	—	—	—	750	—	750
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,349)	(1,349)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,284)	—	—	(9,284)
Issuance of common stock, net of forfeitures	—	205,507	—	—	2	—	3,126	—	—	—	3,128
Compensation expense for stock based awards	—	—	—	—	—	—	2,010	—	—	—	2,010
Repurchase of common stock	—	(230,504)	—	—	(2)	—	(9,302)	—	—	—	(9,304)
Conversion of common stock	—	3,445	(3,445)	—	—	—	—	—	—	—	—
Balance as of June 30, 2014	—	34,859,786	11,491,932	$—	349	115	20,721	1,552,988	5,569	386	1,580,128

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months
	ended June 30,
	2014	2013
Net income attributable to Nelnet, Inc.	$148,780	169,322
Net income attributable to noncontrolling interest	1,206	885
Net income	149,986	170,207
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	49,206	39,160
Student loan discount accretion	(21,087)	(17,769)
Provision for loan losses	4,000	10,000
Derivative market value adjustment	(7,950)	(43,729)
Foreign currency transaction adjustment	(1,798)	(14,072)
Payments to terminate and/or amend derivative instruments, net of proceeds	—	(3,819)
Gain on sale of loans	—	(34)
Gain from debt repurchases	(57)	(8,728)
Gain from sales of available-for-sale securities, net	(8,311)	(1,516)
Deferred income tax expense	5,653	21,244
Non-cash compensation expense	2,082	1,558
Other	2,885	(27)
(Increase) decrease in accrued interest receivable	(3,567)	10,980
Increase in accounts receivable	(695)	(2,378)
Decrease in other assets	1,383	566
Increase (decrease) in accrued interest payable	1,432	(10)
Decrease in other liabilities	(16,690)	(8,447)
Net cash provided by operating activities	156,472	153,186
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(2,843,061)	(1,158,245)
Purchase of student loans from a related party	(175)	—
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,712,350	1,393,949
Proceeds from sale of student loans	6	11,287
Purchases of available-for-sale securities	(135,890)	(132,496)
Proceeds from sales of available-for-sale securities	195,938	37,656
Purchases of other investments	(27,011)	(3,893)
Repayments of notes and other receivables	3,821	—
Purchases of property and equipment, net	(9,022)	(9,558)
(Increase) decrease in restricted cash and investments, net	(27,247)	135,735
Business acquisitions, net of cash acquired	(45,583)	—
Net cash (used in) provided by investing activities	(1,175,874)	274,435
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(1,821,723)	(3,538,437)
Proceeds from issuance of bonds and notes payable	2,901,639	3,143,612
Payments of debt issuance costs	(12,241)	(11,485)
Dividends paid	(9,284)	(9,295)
Repurchases of common stock	(9,304)	(8,989)
Proceeds from issuance of common stock	295	303
Issuance of noncontrolling interest	201	5
Distribution to noncontrolling interest	(1,349)	(782)
Net cash provided by (used in) financing activities	1,048,234	(425,068)
Net increase in cash and cash equivalents	28,832	2,553
Cash and cash equivalents, beginning of period	63,267	66,031
Cash and cash equivalents, end of period	$92,099	68,584
Cash disbursements made for:
Interest	$97,668	100,292
Income taxes, net of refunds	$83,706	69,866
Noncash activity:
Investing activity - student loans and other assets acquired	$2,571,997	$—
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$2,444,874	$—

Supplemental disclosures of noncash operating and investing activities regarding a business combination are contained in note 6.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	June 30, 2014	December 31, 2013
Federally insured loans
Stafford and other	$6,479,493	6,686,626
Consolidation	23,032,622	19,363,577
Total	29,512,115	26,050,203
Non-federally insured loans	67,670	71,103
	29,579,785	26,121,306
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(184,888)	(158,595)
Allowance for loan losses – federally insured loans	(40,921)	(43,440)
Allowance for loan losses – non-federally insured loans	(11,546)	(11,682)
	$29,342,430	25,907,589

(a)
For loans purchased where there is evidence of credit deterioration since the origination of the loan, the Company records a credit discount, separate from the allowance for loan losses, which is non-accretable to interest income. Remaining discounts and premiums for purchased loans are recognized in interest income over the remaining estimated lives of the loans. The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses. At June 30, 2014 and December 31, 2013, "loan discount, net of unamortized loan premiums and deferred origination costs" included $29.9 million and $20.2 million, respectively, of non-accretable discount associated with purchased loans.

Student Loan Residual Interests

On April 25, 2014, the Company acquired the ownership interest in three Federal Family Education Loan Program ("FFEL Program" or "FFELP") student loan securitization trusts giving the Company rights to the residual interest in a total of $2.6 billion of securitized federally insured loans and related assets. The three trusts include loans funded to term with $2.6 billion (par value) of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction".

The Company has consolidated these trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the recognition of a student loan discount of $68.7 million and a notes payable discount of $163.7 million. These discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost, which approximates fair value.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$54,628	49,409	55,122	51,902
Provision for loan losses:
Federally insured loans	2,000	5,000	5,000	11,000
Non-federally insured loans	(500)	—	(1,000)	(1,000)
Total provision for loan losses	1,500	5,000	4,000	10,000
Charge-offs:
Federally insured loans	(4,138)	(3,340)	(7,769)	(9,330)
Non-federally insured loans	(598)	(592)	(1,019)	(1,364)
Total charge-offs	(4,736)	(3,932)	(8,788)	(10,694)
Recoveries - non-federally insured loans	339	442	710	810
Purchase (sale) of federally insured loans, net	150	275	250	(1,943)
Transfer from repurchase obligation related to non-federally insured loans repurchased, net	586	417	1,173	1,536
Balance at end of period	$52,467	51,611	52,467	51,611

Allocation of the allowance for loan losses:
Federally insured loans	$40,921	39,848	40,921	39,848
Non-federally insured loans	11,546	11,763	11,546	11,763
Total allowance for loan losses	$52,467	51,611	52,467	51,611

Repurchase Obligations

As of June 30, 2014, the Company had participated a cumulative amount of $117.1 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 days or 90 days delinquent.

In addition, in 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of June 30, 2014, the balance of this portfolio was $58.9 million (par value).

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$15,413	15,011	16,143	16,130
Loans repurchased	(586)	(417)	(1,316)	(1,536)
Ending balance	$14,827	14,594	14,827	14,594

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans that were delinquent 31 days or greater as of June 30, 2014, December 31, 2013, and June 30, 2013 was 12.6 percent, 12.7 percent, and 27.1 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

	As of June 30, 2014		As of December 31, 2013		As of June 30, 2013
Federally insured loans:
Loans in-school/grace/deferment	$3,095,741		$2,872,505		$2,983,795
Loans in forbearance	3,593,891		3,370,025		3,320,101
Loans in repayment status:
Loans current	19,164,660	84.0%	16,337,922	82.5%	15,355,379	83.6%
Loans delinquent 31-60 days	1,026,046	4.5	967,318	4.9	776,577	4.2
Loans delinquent 61-90 days	674,918	3.0	550,333	2.8	531,339	2.9
Loans delinquent 91-120 days	376,068	1.5	390,791	2.0	291,732	1.6
Loans delinquent 121-270 days	1,133,527	5.0	1,117,936	5.6	1,016,571	5.5
Loans delinquent 271 days or greater	447,264	2.0	443,373	2.2	413,240	2.2
Total loans in repayment	22,822,483	100.0%	19,807,673	100.0%	18,384,838	100.0%
Total federally insured loans	$29,512,115		$26,050,203		$24,688,734

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$26,983,517	0.24% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,562,325	0.06% - 2.09%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	28,545,842
FFELP warehouse facilities	1,139,750	0.15% - 0.25%	1/17/16 - 6/11/17
Unsecured line of credit	65,000	1.65%	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.61%	9/15/61
Other borrowings	63,068	1.66% - 5.10%	10/31/14 - 11/11/15
	29,910,117
Discount on bonds and notes payable	(417,557)
Total	$29,492,560

	As of December 31, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$23,479,893	0.25% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,134,250	0.07% - 2.17%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	24,614,143
FFELP warehouse facilities	1,396,344	0.17% - 0.25%	1/17/16 - 6/12/16
Unsecured line of credit	45,000	1.67%	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.62%	9/15/61
Other borrowings	61,401	1.67% - 5.10%	4/11/14 - 11/11/15
	26,213,345
Discount on bonds and notes payable	(258,056)
Total	$25,955,289

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of June 30, 2014, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III	NHELP-II	NFSLW-I (a)	Total
Maximum financing amount	$750,000	500,000	500,000	1,750,000
Amount outstanding	659,668	92,803	387,279	1,139,750
Amount available	$90,332	407,197	112,721	610,250
Expiration of liquidity provisions	February 5, 2015	September 30, 2014	June 11, 2015
Final maturity date	January 17, 2016	September 30, 2016	June 11, 2017
Maximum advance rates	92.2 - 95.0%	84.5 - 94.5%	92.0 - 98.0%
Minimum advance rates	92.2 - 95.0%	84.5 - 94.5%	84.0 - 90.0%
Advanced as equity support	$39,496	8,264	18,870	66,630
(a) On April 15, 2014, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $1.0 billion, change the expiration date for the liquidity provisions to June 11, 2015, and change the maturity date to June 11, 2017. As a result of the completion of the 2014-3 asset-backed securitization summarized in the table below, on April 30, 2014, the Company determined that it no longer needed the increased capacity on this warehouse facility, and the $500.0 million temporary increase was terminated on May 22, 2014.
Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the six months ended June 30, 2014.

	2014-1	2014-2				2014-3	2014-4			2014-5	Total
		Class A-1 notes	Class A-2 notes	Class A-3 notes	2014-2 total		Class A-1 notes	Class A-2 notes	2014-4 total
Date securities issued	2/6/14	3/12/14	3/12/14	3/12/14	3/12/14	4/30/14	5/23/14	5/23/14	5/23/14	6/18/14
Total original principal amount	$458,500				509,000	719,800			384,500	603,000	$2,674,800

Class A senior notes:
Total original principal amount	$445,000	191,000	222,000	84,000	497,000	700,700	267,500	107,500	375,000	587,000	2,604,700
Bond discount	—	—	—	(535)	(535)	—	—	—	—	—	(535)
Issue price	$445,000	191,000	222,000	83,465	496,465	700,700	267,500	107,500	375,000	587,000	2,604,165
Cost of funds (1-month LIBOR plus:)	0.57%	0.28%	0.60%	0.85%		0.58%	0.54%	0.95%		0.55%
Final maturity date	9/25/41	6/25/21	3/25/30	7/27/37		6/25/41	11/27/34	11/25/43		7/25/41

Class B subordinated notes:
Total original principal amount	$13,500				12,000	19,100			9,500	16,000	70,100
Bond discount	(1,132)				(1,046)	(1,467)			(1,138)	(1,232)	(6,015)
Issue price	$12,368				10,954	17,633			8,362	14,768	64,085
Cost of funds (1-month LIBOR plus:)	1.50%				1.50%	1.50%			1.50%	1.50%
Final maturity date	10/25/47				6/25/41	10/25/50			9/25/51	5/25/49

Unsecured Line of Credit

On June 30, 2014, the Company's unsecured line of credit was amended to increase the line of credit from $275.0 million to $350.0 million and extend the maturity date from March 28, 2018 to June 30, 2019. In addition, the amendment revised certain covenants related to maintenance of a minimum consolidated net worth, limitations on recourse indebtedness and liens, and a limitation on the amount of non-federally insured student loans in the Company’s portfolio. As of June 30, 2014, the $350.0 million unsecured line of credit had an outstanding balance of $65.0 million and $285.0 million available for future use.

Debt Repurchases

The Company repurchased $0.2 million (par value) and $56.4 million (par value) of its own asset-backed debt securities during the three months ended June 30, 2014 and 2013, respectively, and recognized gains on such purchases of approximately $18,000 and $7.4 million, respectively. During the six months ended June 30, 2014 and 2013, the Company repurchased $1.6 million (par value) and $69.4 million (par value), respectively, of its own asset-backed debt securities and recognized gains on such purchases of approximately $57,000 and $8.7 million, respectively.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2013 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2014 and December 31, 2013 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of June 30, 2014 and December 31, 2013 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2014 and December 31, 2013 was one-month LIBOR plus 3.5 basis points.

Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2014	$1,250,000	0.67%	$1,750,000	0.71%
2015	1,100,000	0.89	1,100,000	0.89
2016	750,000	0.85	750,000	0.85
2017	1,250,000	0.86	1,250,000	0.86
	$4,350,000	0.81%	$4,850,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of June 30, 2014 and December 31, 2013 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities ("Hybrid Securities") to a fixed rate.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013 (b)	2014	2013 (b)
Re-measurement of Euro Notes	$2,751	(14,691)	1,798	14,072
Change in fair value of cross-currency interest rate swaps	(2,999)	14,748	(3,037)	(20,096)
Total impact to consolidated statements of income - income (expense) (a)	$(248)	57	(1,239)	(6,024)

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency adjustments and derivative settlements, net" in the Company's consolidated statements of income.

(b)
The 2013 operating results include the re-measurement of an additional €420.5 million of student loan asset-backed Euro notes and the change in fair value of a related cross-currency interest rate swap entered into in connection with the issuance of such notes. In November 2013, the principal amount outstanding on the notes was changed to U.S. dollars and the cross-currency interest swap was terminated.

The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the corresponding cross-currency interest rate swap. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swap if the two underlying indices (and related forward curve) do not move in parallel.

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
1:3 basis swaps	$31,510	18,490	—	—
Interest rate swaps - floor income hedges	2,726	7,183	10,849	15,849
Interest rate swaps - hybrid debt hedges	—	—	4,697	2,120
Cross-currency interest rate swap	33,797	36,834	—	—
Total	$68,033	62,507	15,546	17,969

During the six months ended June 30, 2013, the Company terminated certain derivatives for gross proceeds and payments of $2.7 million and $6.5 million, respectively. There were no derivative terminations during the first six months of 2014.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset (liability)
Balance as of June 30, 2014	$68,033	(15,546)	(323)	52,164
Balance as of December 31, 2013	62,507	(15,437)	(15,959)	31,111

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of June 30, 2014	$(15,546)	15,546	—	—
Balance as of December 31, 2013	(17,969)	15,437	3,630	1,098

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Settlements:
1:3 basis swaps	$858	782	1,739	1,692
Interest rate swaps - floor income hedges	(6,974)	(8,534)	(13,924)	(16,839)
Interest rate swaps - hybrid debt hedges	(256)	(512)	(508)	(1,157)
Cross-currency interest rate swaps	158	(93)	250	(237)
Total settlements - expense	(6,214)	(8,357)	(12,443)	(16,541)
Change in fair value:
1:3 basis swaps	11,910	9,630	13,020	11,563
Interest rate swaps - floor income hedges	(2,813)	33,408	545	42,830
Interest rate swaps - hybrid debt hedges	(1,065)	5,450	(2,578)	9,090
Cross-currency interest rate swaps	(2,999)	14,748	(3,037)	(20,096)
Other	—	—	—	342
Total change in fair value - income (expense)	5,033	63,236	7,950	43,729
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	2,751	(14,691)	1,798	14,072
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$1,570	40,188	(2,695)	41,260

5.    Investments

A summary of the Company's investments and restricted investments follows:

	As of June 30, 2014				As of December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$124,556	7,090	(212)	131,434	171,931	7,111	(1,241)	177,801
Equity securities	1,527	1,969	(7)	3,489	1,502	1,783	(3)	3,282
Total available-for-sale investments	$126,083	9,059	(219)	134,923	173,433	8,894	(1,244)	181,083
Trading investments:
Student loan asset-backed and other debt securities				6,566				10,957
Total available-for-sale and trading investments				$141,489				192,040
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$6,921				7,285

(a)
As of June 30, 2014, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of June 30, 2014, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(c)	Restricted investments are included in "restricted cash and investments" in the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Three months ended June 30,		Six months ended June 30,
Affected line item in the consolidated statements of income - income (expense):	2014	2013	2014	2013
Other income	$1,238	559	8,311	1,516
Income tax expense	(458)	(207)	(3,075)	(561)
Net	$780	352	5,236	955

6. Business Combination

The Company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. All contingent consideration is measured at fair value on the acquisition date and included in the consideration transferred in the acquisition. Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, and changes in fair value are recognized in earnings.

Wilcomp Software, L.P. (d.b.a. RenWeb School Management Software) (“RenWeb”)

On June 3, 2014, the Company purchased 100 percent of the ownership interests of RenWeb. RenWeb provides school information systems for private and faith-based schools that help schools automate administrative processes such as admissions, scheduling, student billing, attendance, and grade book management. The combination of RenWeb’s school administration software and the Company’s tuition management and financial needs assessment services are expected to significantly increase the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.

The initial consideration paid by the Company for RenWeb was $44.0 million. In addition to the initial purchase price, additional payments are to be paid by the Company to the former owners of RenWeb based on certain operating results and other performance measures of RenWeb as defined in the purchase agreement. The contingent payments, if any, are payable when earned and the potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4.0 million. Such payments, if any, will be paid no later than January 2017. As of the acquisition date, the Company had accrued $2.3 million as additional consideration, which represents the estimated fair value of the contingent consideration arrangement.

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to RenWeb are subject to refinement as the Company completes its analysis relative to the fair values at the date of acquisition.

Cash and cash equivalents	$326
Accounts receivable	961
Property and equipment	105
Other assets	22
Intangible assets	37,188
Excess cost over fair value of net assets acquired (goodwill)	9,082
Other liabilities	(1,341)
Net assets acquired	$46,343

The $37.2 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 18 years. The intangible assets that made up this amount included customer relationships of $25.5 million (20-year useful life), trade name of $6.4 million (20-year useful life), computer software of $4.9 million (5-year useful life), and non-competition agreements of $0.4 million (10-year useful life).
The $9.1 million of goodwill was assigned to the Tuition Payment Processing and Campus Commerce operating segment and is expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributable to anticipated synergies as discussed previously.

The proforma impacts of the acquisition on the Company's historical results prior to the acquisition were not material.

7. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of June 30, 2014 (months)	As of June 30, 2014	As of December 31, 2013

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $21,595 and $19,821, respectively)	223	$29,884	6,132
Computer software (net of accumulated amortization of $634 and $0, respectively)	47	8,231	—
Trade names (net of accumulated amortization of $39 and $0, respectively)	239	6,383	—
Covenants not to compete (net of accumulated amortization of $3 and $0, respectively)	119	351	—
Total - amortizable intangible assets	192	$44,849	6,132

The Company recorded amortization expense on its intangible assets of $1.4 million and $0.8 million during the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $1.7 million during the six months ended June 30, 2014 and 2013, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2014 the Company estimates it will record amortization expense as follows:

2014 (Q3 - Q4)	$2,843
2015	6,402
2016	5,982
2017	4,406
2018	4,000
2019 and thereafter	21,216
$44,849

8. Goodwill

The change in the carrying amount of goodwill by operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management	Total
Balance as of December 31, 2013	$8,596	58,086	8,553	41,883	117,118
Goodwill acquired during the period	—	9,082	—	—	9,082
Balance as of June 30, 2014	$8,596	67,168	8,553	41,883	126,200

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

	Three months ended June 30,
	2014			2013
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$74,263	731	74,994	100,339	904	101,243

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,075,869	453,508	46,529,377	46,210,571	416,282	46,626,853
Earnings per share - basic and diluted	$1.61	1.61	1.61	2.17	2.17	2.17

	Six months ended June 30,
	2014			2013
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$147,388	1,392	148,780	167,868	1,454	169,322

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,093,314	435,337	46,528,651	46,241,277	401,079	46,642,356
Earnings per share - basic and diluted	$3.20	3.20	3.20	3.63	3.63	3.63

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

	Three months ended June 30, 2014
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$9	3	—	12	175,562	2,036	(662)	176,948
Interest expense	—	—	—	—	67,936	1,961	(662)	69,235
Net interest income	9	3	—	12	107,626	75	—	107,713
Less provision for loan losses	—	—	—	—	1,500	—	—	1,500
Net interest income after provision for loan losses	9	3	—	12	106,126	75	—	106,213
Other income:
Loan and guaranty servicing revenue	66,460	—	—	66,460	—	—	—	66,460
Intersegment servicing revenue	13,800	—	—	13,800	—	—	(13,800)	—
Tuition payment processing and campus commerce revenue	—	21,834	—	21,834	—	—	—	21,834
Enrollment services revenue	—	—	20,145	20,145	—	—	—	20,145
Other income	—	—	—	—	4,496	10,819	—	15,315
Gain on sale of loans and debt repurchases	—	—	—	—	18	—	—	18
Derivative market value and foreign currency adjustments, net	—	—	—	—	8,848	(1,064)	—	7,784
Derivative settlements, net	—	—	—	—	(5,958)	(256)	—	(6,214)
Total other income	80,260	21,834	20,145	122,239	7,404	9,499	(13,800)	125,342
Operating expenses:
Salaries and benefits	33,093	11,112	4,132	48,337	570	4,981	—	53,888
Cost to provide enrollment services	—	—	13,311	13,311	—	—	—	13,311
Depreciation and amortization	2,819	1,845	41	4,705	—	509	—	5,214
Other	19,815	2,956	1,844	24,615	8,845	6,917	—	40,377
Intersegment expenses, net	1,124	1,404	944	3,472	13,968	(3,640)	(13,800)	—
Total operating expenses	56,851	17,317	20,272	94,440	23,383	8,767	(13,800)	112,790
Income before income taxes and corporate overhead allocation	23,418	4,520	(127)	27,811	90,147	807	—	118,765
Corporate overhead allocation	(2,060)	(687)	(687)	(3,434)	(1,249)	4,683	—	—
Income before income taxes	21,358	3,833	(814)	24,377	88,898	5,490	—	118,765
Income tax (expense) benefit	(8,116)	(1,456)	309	(9,263)	(33,781)	(34)	—	(43,078)
Net income	13,242	2,377	(505)	15,114	55,117	5,456	—	75,687
Net income attributable to noncontrolling interest	—	—	—	—	—	693	—	693
Net income attributable to Nelnet, Inc.	$13,242	2,377	(505)	15,114	55,117	4,763	—	74,994

	Three months ended June 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$9	—	—	9	158,175	2,196	(834)	159,546
Interest expense	—	—	—	—	56,920	2,041	(834)	58,127
Net interest income	9	—	—	9	101,255	155	—	101,419
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income after provision for loan losses	9	—	—	9	96,255	155	—	96,419
Other income:
Loan and guaranty servicing revenue	60,078	—	—	60,078	—	—	—	60,078
Intersegment servicing revenue	13,903	—	—	13,903	—	—	(13,903)	—
Tuition payment processing and campus commerce revenue	—	18,356	—	18,356	—	—	—	18,356
Enrollment services revenue	—	—	24,823	24,823	—	—	—	24,823
Other income	—	—	—	—	3,030	9,258	—	12,288
Gain on sale of loans and debt repurchases	—	—	—	—	7,355	—	—	7,355
Derivative market value and foreign currency adjustments, net	—	—	—	—	43,096	5,449	—	48,545
Derivative settlements, net	—	—	—	—	(7,845)	(512)	—	(8,357)
Total other income	73,981	18,356	24,823	117,160	45,636	14,195	(13,903)	163,088
Operating expenses:
Salaries and benefits	28,091	9,427	4,809	42,327	592	4,513	—	47,432
Cost to provide enrollment services	—	—	16,787	16,787	—	—	—	16,787
Depreciation and amortization	2,731	1,132	61	3,924	—	396	—	4,320
Other	18,031	2,192	1,243	21,466	7,923	4,976	—	34,365
Intersegment expenses, net	851	1,494	1,130	3,475	14,108	(3,680)	(13,903)	—
Total operating expenses	49,704	14,245	24,030	87,979	22,623	6,205	(13,903)	102,904
Income before income taxes and corporate overhead allocation	24,286	4,111	793	29,190	119,268	8,145	—	156,603
Corporate overhead allocation	(1,513)	(504)	(504)	(2,521)	(1,081)	3,602	—	—
Income before income taxes	22,773	3,607	289	26,669	118,187	11,747	—	156,603
Income tax (expense) benefit	(8,655)	(1,370)	(109)	(10,134)	(44,911)	299	—	(54,746)
Net income	14,118	2,237	180	16,535	73,276	12,046	—	101,857
Net income attributable to noncontrolling interest	—	—	—	—	—	614	—	614
Net income attributable to Nelnet, Inc.	$14,118	2,237	180	16,535	73,276	11,432	—	101,243

	Six months ended June 30, 2014
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$20	3	—	23	332,565	4,694	(1,459)	335,823
Interest expense	—	—	—	—	127,412	3,286	(1,459)	129,239
Net interest income	20	3	—	23	205,153	1,408	—	206,584
Less provision for loan losses	—	—	—	—	4,000	—	—	4,000
Net interest income after provision for loan losses	20	3	—	23	201,153	1,408	—	202,584
Other income:
Loan and guaranty servicing revenue	131,217	—	—	131,217	—	—	—	131,217
Intersegment servicing revenue	28,021	—	—	28,021	—	—	(28,021)	—
Tuition payment processing and campus commerce revenue	—	47,069	—	47,069	—	—	—	47,069
Enrollment services revenue	—	—	42,156	42,156	—	—	—	42,156
Other income	—	—	—	—	8,660	24,786	—	33,446
Gain on sale of loans and debt repurchases	—	—	—	—	57	—	—	57
Derivative market value and foreign currency adjustments, net	—	—	—	—	12,325	(2,577)	—	9,748
Derivative settlements, net	—	—	—	—	(11,935)	(508)	—	(12,443)
Total other income	159,238	47,069	42,156	248,463	9,107	21,701	(28,021)	251,250
Operating expenses:
Salaries and benefits	65,400	21,139	8,512	95,051	1,179	10,142	—	106,372
Cost to provide enrollment services	—	—	27,786	27,786	—	—	—	27,786
Depreciation and amortization	5,608	3,273	88	8,969	—	1,028	—	9,997
Other	38,267	5,603	3,293	47,163	15,991	12,850	—	76,004
Intersegment expenses, net	2,207	2,824	1,950	6,981	28,339	(7,299)	(28,021)	—
Total operating expenses	111,482	32,839	41,629	185,950	45,509	16,721	(28,021)	220,159
Income before income taxes and corporate overhead allocation	47,776	14,233	527	62,536	164,751	6,388	—	233,675
Corporate overhead allocation	(3,920)	(1,307)	(1,307)	(6,534)	(2,578)	9,112	—	—
Income before income taxes	43,856	12,926	(780)	56,002	162,173	15,500	—	233,675
Income tax (expense) benefit	(16,665)	(4,911)	296	(21,280)	(61,625)	(784)	—	(83,689)
Net income	27,191	8,015	(484)	34,722	100,548	14,716	—	149,986
Net income attributable to noncontrolling interest	—	—	—	—	—	1,206	—	1,206
Net income attributable to Nelnet, Inc.	$27,191	8,015	(484)	34,722	100,548	13,510	—	148,780

	Six months ended June 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$19	—	—	19	313,829	4,507	(1,653)	316,702
Interest expense	—	—	—	—	114,402	3,736	(1,653)	116,485
Net interest income	19	—	—	19	199,427	771	—	200,217
Less provision for loan losses	—	—	—	—	10,000	—	—	10,000
Net interest income after provision for loan losses	19	—	—	19	189,427	771	—	190,217
Other income:
Loan and guaranty servicing revenue	115,679	—	—	115,679	—	—	—	115,679
Intersegment servicing revenue	28,856	—	—	28,856	—	—	(28,856)	—
Tuition payment processing and campus commerce revenue	—	41,767	—	41,767	—	—	—	41,767
Enrollment services revenue	—	—	53,780	53,780	—	—	—	53,780
Other income	—	—	—	—	7,226	14,478	—	21,704
Gain on sale of loans and debt repurchases	—	—	—	—	8,762	—	—	8,762
Derivative market value and foreign currency adjustments, net	—	—	—	—	48,371	9,430	—	57,801
Derivative settlements, net	—	—	—	—	(15,384)	(1,157)	—	(16,541)
Total other income	144,535	41,767	53,780	240,082	48,975	22,751	(28,856)	282,952
Operating expenses:
Salaries and benefits	56,535	18,786	10,576	85,897	1,154	8,286	—	95,337
Cost to provide enrollment services	—	—	36,429	36,429	—	—	—	36,429
Depreciation and amortization	5,520	2,270	122	7,912	—	785	—	8,697
Other	36,421	4,479	2,894	43,794	15,436	10,076	—	69,306
Intersegment expenses, net	1,786	2,919	2,279	6,984	29,250	(7,378)	(28,856)	—
Total operating expenses	100,262	28,454	52,300	181,016	45,840	11,769	(28,856)	209,769
Income before income taxes and corporate overhead allocation	44,292	13,313	1,480	59,085	192,562	11,753	—	263,400
Corporate overhead allocation	(2,510)	(836)	(836)	(4,182)	(1,793)	5,975	—	—
Income before income taxes	41,782	12,477	644	54,903	190,769	17,728	—	263,400
Income tax (expense) benefit	(15,878)	(4,741)	(244)	(20,863)	(72,492)	162	—	(93,193)
Net income	25,904	7,736	400	34,040	118,277	17,890	—	170,207
Net income attributable to noncontrolling interest	—	—	—	—	—	885	—	885
Net income attributable to Nelnet, Inc.	$25,904	7,736	400	34,040	118,277	17,005	—	169,322

11.    Major Customer

The Company is one of four private sector companies awarded a student loan servicing contract by the Department of Education (the "Department") in June 2009 to provide additional servicing capacity for loans owned by the Department, with new loan volume currently being allocated among the four servicers based on certain performance metrics established by the Department. The servicing contract was originally scheduled to expire in June 2014, with a five-year extension at the option of the Department. Effective as of June 17, 2014, the Department exercised its optional ordering period to extend the servicing contract for an additional five years through June 16, 2019, with loan servicing volume under the extended contract remaining subject to task orders issued by the Department. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $31.0 million and $22.1 million for the three months ended June 30, 2014 and 2013, respectively, and $60.9 million and $42.5 million for the six months ended June 30, 2014 and 2013, respectively.

12. Related Party Transactions

The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to consolidated financial statements included in the 2013 Annual Report.  The following provides an update for a related party transaction that occurred during the first half of 2014.

On January 1, 2014, the Company subparticipated the Company's participation interest in a loan receivable from an unrelated third party to Union Bank and Trust Company ("Union Bank"), an entity under common control with the Company. As of June 30, 2014, the participated portion of the loan was $1.7 million, with an obligation to fund an additional $1.4 million. As part of this agreement, Union Bank will pay the Company monthly servicing fees equal to 40 basis points on the participated portion of the outstanding principal balance of the loan.

13.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2014.

	As of June 30, 2014			As of December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities	$—	137,567	137,567	—	188,279	188,279
Equity securities	3,489	—	3,489	3,282	—	3,282
Debt securities	433	—	433	479	—	479
Total investments	3,922	137,567	141,489	3,761	188,279	192,040
Fair value of derivative instruments	—	68,033	68,033	—	62,507	62,507
Total assets	$3,922	205,600	209,522	3,761	250,786	254,547
Liabilities:
Fair value of derivative instruments	$—	15,546	15,546	—	17,969	17,969
Total liabilities	$—	15,546	15,546	—	17,969	17,969

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$30,629,142	29,342,430	—	—	30,629,142
Cash and cash equivalents	92,099	92,099	92,099	—	—
Investments	141,489	141,489	3,922	137,567	—
Restricted cash	855,113	855,113	855,113	—	—
Restricted cash – due to customers	98,005	98,005	98,005	—	—
Restricted investments	6,921	6,921	6,921	—	—
Accrued interest receivable	360,075	360,075	—	360,075	—
Derivative instruments	68,033	68,033	—	68,033	—
Financial liabilities:
Bonds and notes payable	29,493,178	29,492,560	—	29,493,178	—
Accrued interest payable	24,339	24,339	—	24,339	—
Due to customers	98,005	98,005	98,005	—	—
Derivative instruments	15,546	15,546	—	15,546	—

	As of December 31, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,641,383	25,907,589	—	—	26,641,383
Cash and cash equivalents	63,267	63,267	63,267	—	—
Investments	192,040	192,040	3,761	188,279	—
Restricted cash	727,838	727,838	727,838	—	—
Restricted cash – due to customers	167,576	167,576	167,576	—	—
Restricted investments	7,285	7,285	7,285	—	—
Accrued interest receivable	314,553	314,553	—	314,553	—
Derivative instruments	62,507	62,507	—	62,507	—
Financial liabilities:
Bonds and notes payable	25,577,250	25,955,289	—	25,577,250	—
Accrued interest payable	21,725	21,725	—	21,725	—
Due to customers	167,576	167,576	167,576	—	—
Derivative instruments	17,969	17,969	—	17,969	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2013 Annual Report.

14. Legal Proceedings

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

Actions Requesting Certifications of Classes

Proceedings or complaints that involve or ask for certifications of classes generally expand the scope of legal defense costs, as well as alleged potential claim amounts. The Company is currently subject to legal proceedings in which the plaintiffs have made allegations that one or more putative classes should be certified by the applicable court. With respect to the three proceedings discussed below, it is significant to note that no putative class has actually been certified in any of these proceedings, the Company's position is that class certification would be inappropriate in each such proceeding, the Company has entered into agreements in principle to resolve two of the matters for immaterial amounts through a court-approved class-wide settlement, and the Company has been granted a motion for a summary judgment dismissing the case and upon any appeal intends to vigorously contest class certification in the remaining matter. The Company has accrued an immaterial amount related to the legal proceedings described below. However, due to the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of its exposure to any reasonably possible losses or range of reasonably possible losses, in excess of the amount accrued, cannot currently be made.

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

Than Zaw v. Nelnet, Inc.

On January 18, 2013, a Third Amended Complaint was served on Nelnet in connection with a lawsuit by Than Zaw against Nelnet (erroneously referred to in the lawsuit as Nelnet Business Solutions, Inc.) in the Superior Court of the State of California, Contra Costa County. The case has since been moved to the U.S. Federal District Court for the Northern District of California (the “California District Court”). The lawsuit was originally instituted on December 30, 2010, and alleges that Nelnet violated the California Fair Debt Collection Practices Act in its interactions with the plaintiff, a California resident. The plaintiff's Third Amended Complaint added additional allegations claiming that Nelnet violated Section 632 of the California Penal Code by allegedly recording one or more telephone calls to the plaintiff without the plaintiff's consent, and sought $5,000 in statutory damages per alleged violation. The Third Amended Complaint further alleged that Nelnet improperly recorded telephone calls to other California residents without such persons' consent, and sought to establish a class action with respect to the California Section 632 claim. As of the filing date of this report, the California District Court has not established, recognized, or certified a class. On October 16, 2013, Nelnet and the named plaintiff reached an agreement in principle whereby Nelnet would, without admitting any wrongdoing or liability, settle all claims in the lawsuit, including potential class action claims, for payment of an immaterial amount. The settlement agreement in principle is subject to finalization and court approval.

Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's, CUnet, LLC (“CUnet”), a subsidiary of Nelnet, and on Nelnet (collectively, the "Keating Defendants"), in connection with a lawsuit by Grant Keating in the U.S. Federal District Court for the Northern District of Ohio (the “Ohio District Court”). The lawsuit was originally instituted on August 24, 2011, and alleges that the Keating Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the plaintiff's express consent. The complaint also alleges that this text message violated the TCPA, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleges that the Keating Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent. The complaint seeks to establish a class action. On August 29, 2013, the Keating Defendants filed motions for summary judgment, and the named plaintiff filed a motion for class certification. On May 12, 2014, the Ohio District Court granted the Keating Defendants' motion for summary judgment, dismissing the case. On June 12, 2014, the named plaintiff filed a Notice of Intent to Appeal to the Circuit Court of Appeals. As of the filing date of this report, the Ohio District Court has not established, recognized, or certified a class. The Keating Defendants intend to continue to defend themselves vigorously in this lawsuit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2014 and 2013. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to reduced government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, risks related to the Company's ability to maintain or increase volumes under the Company's loan servicing contract with the Department, which accounted for 23 percent of the Company's fee-based revenue in 2013, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP and Federal Direct Loan Program loans;

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
GAAP net income attributable to Nelnet, Inc.	$74,994	101,243	148,780	169,322
Derivative market value and foreign currency adjustments, net of tax	(4,826)	(30,098)	(6,044)	(35,837)
Net income, excluding derivative market value and foreign currency adjustments (a)	$70,168	71,145	142,736	133,485

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.61	2.17	3.20	3.63
Derivative market value and foreign currency adjustments, net of tax	(0.10)	(0.64)	(0.13)	(0.77)
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.51	1.53	3.07	2.86

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

Included in net income for the three and six month periods ended June 30, 2013 were gains on the repurchase of the Company's own asset-backed debt securities of $7.4 million ($0.10 per share after tax) and $8.7 million ($0.12 per share after tax), respectively. Excluding these gains, the increase in net income, excluding derivative market value and foreign currency adjustments, in the 2014 periods compared with the same periods in 2013 was primarily due to an increase in income from the Company's student loan portfolio, an increase in income from providing investment advisory services through a SEC registered investment advisor subsidiary, and an increase in gains from investment activities. The increase in income from the Company's student loan portfolio in 2014 compared to 2013 was due to an increase in the portfolio from recent acquisitions and a lower provision for loan losses expense recorded in 2014 compared to 2013.

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2014, the Company had a $29.3 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

The information below provides the operating results for each reportable operating segment for the three and six months ended June 30, 2014 and 2013 (dollars in millions).

(a)
Revenue includes intersegment revenue of $13.8 million and $13.9 million for the three months ended June 30, 2014 and 2013, respectively, and $28.0 million and $28.9 million for the six months ended June 30, 2014 and 2013, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was income of $8.8 million and $43.1 million for the three months ended June 30, 2014 and 2013, respectively, and income of $12.3 million and $48.4 million for the six months ended June 30, 2014 and 2013, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was income of $5.5 million and $26.7 million for the three months ended June 30, 2014 and 2013, respectively, and income of $7.6 million and $30.0 million for the six months ended June 30, 2014 and 2013, respectively.

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•	As of June 30, 2014, the Company was servicing $150.0 billion in FFELP, private, and government owned student loans, as compared with $116.8 billion of loans as of June 30, 2013.

•
Revenue increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to growth in servicing volume under the Company's contract with the Department, offset partially by a decrease in traditional FFELP servicing revenue. Revenue from the Department servicing contract increased to $31.0 million and $60.9 million for the three and six months ended June 30, 2014, respectively, compared to $22.1 million and $42.5 million, respectively, for the same periods in 2013. As of June 30, 2014, the Company was servicing $123.2 billion of loans for 5.5 million borrowers under this contract.

•
The servicing contract with the Department was originally scheduled to expire in June 2014, with a five-year extension at the option of the Department.   Effective as of June 17, 2014, the Department exercised its optional ordering period to extend the servicing contract for an additional five years through June 16, 2019.  The Company expects the performance metrics to determine loan servicing volume allocation each servicer will receive and the amount servicers may be paid per borrower will change during the extended period of the contract.

•
Before tax operating margin was 26.6% and 30.8% for the three months ended June 30, 2014 and 2013, respectively, and 27.5% and 28.9% for the six months ended June 30, 2014 and 2013, respectively. Operating margin in this segment will continue to decrease as the volume of loans serviced under the Department servicing contract increases as a percentage of overall volume serviced.

•
Recent federal budget provisions that became effective July 1, 2014 reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue recognized by the Company was $17.3 million and $13.6 million for the three months ended June 30, 2014 and 2013, respectively, and $30.7 million and $25.7 million for the six months ended June 30, 2014 and 2013, respectively. The Company anticipates this revenue will be negatively impacted as a result of these federal budget provisions.

Tuition Payment Processing and Campus Commerce

•
On June 3, 2014, the Company purchased 100 percent of the ownership interests of RenWeb for total consideration of $46.3 million (of which $2.3 million represents the estimated fair value of contingent consideration). RenWeb provides school information systems for private and faith-based schools that currently help over 3,000 schools automate administrative processes such as admissions, scheduling, student billing, attendance, and grade book management. The Company currently offers tuition management and financial needs assessment services to over 6,500 schools. The combination of RenWeb’s school administration software and the Company’s tuition management and financial needs assessment services are expected to significantly increase the value of the Company’s offerings, allowing the Company to deliver a comprehensive suite of solutions to over 8,500 school customers in this area. The results of operations of RenWeb are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue for the twelve months ended December 31, 2013 was $14 million.

•
In addition to the acquisition of RenWeb, revenue increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to increases in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

•
Excluding the amortization of intangibles, before tax operating margin was 24.1% for both the three months ended June 30, 2014 and 2013 and 32.7% and 33.9% for the six months ended June 30, 2014 and 2013, respectively.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Enrollment Services

•
Revenue decreased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to a decrease in inquiry management and generation revenue as a result of the regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

•	The Company continues to focus on improving the profitability of this segment by reducing operating expenses in reaction to the ongoing decline in revenue and gross margin.

•
Due to the on-going decrease in school spending on marketing efforts, effective August 29, 2014, the Company will stop providing inquiry generation services. The initial and on-going impact to net income as a result of shutting down the inquiry generation services portion of this segment is expected to be immaterial.

Asset Generation and Management

•
The Company acquired $5.2 billion of student loans during the first six months of 2014, of which $4.8 billion were purchased in the second quarter. The average loan portfolio balance for the three months ended June 30, 2014 and 2013 was $28.2 billion and $24.8 billion, respectively.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.39 billion as of June 30, 2014.

•
Core student loan spread was 1.46% for the three months ended June 30, 2014, compared to 1.44% for the three months ended March 31, 2014 and 1.52% for the three months ended June 30, 2013. The year over year decrease in student loan spread was the result of recent consolidation loan acquisitions, which have lower margins but longer terms. The increase in student loan spread for the three months ended June 30, 2014 compared to the three months ended March 31, 2014, was due to an increase in fixed rate floor income. Due to recent loan acquisitions, the Company is earning fixed rate floor income on a larger portfolio.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended June 30, 2014 and 2013, the Company earned $43.6 million and $36.1 million, respectively, of fixed rate floor income (net of $7.0 million and $8.5 million of derivative settlements, respectively, used to hedge such loans). As of June 30, 2014, the Company was earning fixed rate floor income on $13.0 billion of student loans.

•
The provision for loan losses on the Company’s federally insured loans was $2.0 million and $5.0 million for the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $11.0 million for the six months ended June 30, 2014 and 2013, respectively.   As the Company’s overall student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

Corporate Activities

•
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $7.0 million and $6.3 million for the three months ended June 30, 2014 and 2013, respectively, and $12.2 million and $9.2 million for the six months ended June 30, 2014 and 2013, respectively. WRCM earns annual fees of up to 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of securities are becoming more limited. As of June 30, 2014, WRCM was managing an investment portfolio of $814.4 million for third-party entities.

•
The Company had $2.1 million in gains on investments during the three months ended June 30, 2014, compared to a net loss of $0.2 million for the same period in 2013. The Company had gains on investments of $9.3 million and $1.0 million during the six months ended June 30, 2014 and 2013, respectively.

•
The Company’s effective tax rate was 36.5% and 35.1% in the three months ended June 30, 2014 and 2013, respectively, and 36.0% and 35.5% in the six months ended June 30, 2014 and 2013, respectively.   The lower effective tax rates in 2013 were due to the resolution of certain tax positions which lowered income tax expense.

Liquidity and Capital Resources

•	As of June 30, 2014, the Company had cash and investments of $233.6 million.

•	For the six months ended June 30, 2014, the Company generated $156.5 million in net cash provided by operating activities.

•
On June 30, 2014, the Company’s unsecured line of credit was amended to increase the line of credit from $275.0 million to $350.0 million and extend the maturity date from March 28, 2018 to June 30, 2019.  As of June 30, 2014, $65.0 million was outstanding on the line of credit and $285.0 million was available for future use.

•	During the three months ended June 30, 2014, the Company repurchased a total of 209,940 shares of Class A common stock for $8.4 million ($40.18 per share).

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and six months ended June 30, 2014 compared to the same periods in 2013 is summarized below.

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

The Company operates as four distinct operating segments as described previously. For a reconciliation of the segment operating results to the consolidated results of operations, see note 10 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a segment basis.

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013	Additional information
Loan interest	$175,466	158,063	332,362	313,602
Increase is due to an increase in the average student loan balance, gross fixed rate floor income, and student loan discount accretion (net), partially offset by a decrease in gross variable student loan yield and an increase in consolidation rebate fees.

Investment interest	1,482	1,483	3,461	3,100	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	176,948	159,546	335,823	316,702
Interest expense	69,235	58,127	129,239	116,485	Increase due to an increase in average debt outstanding and an increase in the Company's cost of funds.
Net interest income	107,713	101,419	206,584	200,217	See table below for additional analysis.
Less provision for loan losses	1,500	5,000	4,000	10,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	106,213	96,419	202,584	190,217
Other income:
LGS revenue	66,460	60,078	131,217	115,679	See LGS operating segment - results of operations.
TPP&CC revenue	21,834	18,356	47,069	41,767	See TPP&CC operating segment - results of operations.
NES revenue	20,145	24,823	42,156	53,780	See NES operating segment - results of operations.
Other income	15,315	12,288	33,446	21,704	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	18	7,355	57	8,762
Gains are primarily from the repurchase of the Company's own asset-backed debt securities. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

Derivative settlements, net	(6,214)	(8,357)	(12,443)	(16,541)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	7,784	48,545	9,748	57,801
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	125,342	163,088	251,250	282,952
Operating expenses:
Salaries and benefits	53,888	47,432	106,372	95,337	Increase is due to additional personnel to support increased LGS servicing volume and TPP&CC revenue, partially offset by expense reductions at NES.
Cost to provide enrollment services	13,311	16,787	27,786	36,429	See NES operating segment - results of operations.
Depreciation and amortization	5,214	4,320	9,997	8,697
Other	40,377	34,365	76,004	69,306
Total operating expenses	112,790	102,904	220,159	209,769
Income before income taxes	118,765	156,603	233,675	263,400
Income tax expense	43,078	54,746	83,689	93,193	The effective tax rate was 36.5% and 35.1% in the three months ended June 30, 2014 and 2013, respectively, and 36.0% and 35.5% in the six months ended June 30, 2014 and 2013, respectively.
Net income	75,687	101,857	149,986	170,207
Net income attributable to noncontrolling interest	693	614	1,206	885
Net income attributable to Nelnet, Inc.	$74,994	101,243	148,780	169,322
Additional information:
Net income attributable to Nelnet, Inc.	$74,994	101,243	148,780	169,322
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

Derivative market value and foreign currency adjustments	(7,784)	(48,545)	(9,748)	(57,801)
Tax effect	2,958	18,447	3,704	21,964
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$70,168	71,145	142,736	133,485

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	Additional information
Variable student loan interest margin, net of settlements on derivatives	$58,627	58,076	113,023	113,697
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	43,607	36,056	81,451	71,772
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	1,482	1,483	3,461	3,100
Non-portfolio related derivative settlements	(256)	(512)	(508)	(1,157)
Corporate debt interest expense	(1,961)	(2,041)	(3,286)	(3,736)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$101,499	93,062	194,141	183,676

The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Borrower late fee income	$3,557	3,233	7,244	6,738
Investment advisory fees	7,008	6,334	12,228	9,164
Realized and unrealized gains/(losses) on investments, net	2,081	(158)	9,291	996
Other	2,669	2,879	4,683	4,806
Other income	$15,315	12,288	33,446	21,704

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,727	$22,650	$21,237	$20,820	$20,629	$20,715	$21,397	$21,192	$21,110
% of total	38.6%	29.8%	21.8%	18.5%	17.7%	15.3%	15.5%	14.3%	14.1%
Number of servicing borrowers:
Government servicing:	2,804,502	3,036,534	3,892,929	4,261,637	4,396,341	5,145,901	5,305,498	5,438,933	5,465,395
FFELP servicing:	1,912,748	1,799,484	1,626,146	1,586,312	1,529,203	1,507,452	1,462,122	1,426,435	1,390,541
Private servicing:	155,947	164,554	173,948	170,224	173,588	178,935	195,580	191,606	186,863
Total:	4,873,197	5,000,572	5,693,023	6,018,173	6,099,132	6,832,288	6,963,200	7,056,974	7,042,799

Number of remote hosted borrowers:	545,456	9,566,296	6,912,204	5,001,695	3,218,896	1,986,866	1,915,203	1,796,287	1,735,594

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2014	2013	2014	2013
Net interest income	$9	9	20	19
Loan and guaranty servicing revenue	66,460	60,078	131,217	115,679	See table below for additional analysis.
Intersegment servicing revenue	13,800	13,903	28,021	28,856	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment.
Total other income	80,260	73,981	159,238	144,535
Salaries and benefits	33,093	28,091	65,400	56,535	Increase due to additional personnel to support the increase in volume under the Department servicing contract.
Depreciation and amortization	2,819	2,731	5,608	5,520
Other expenses	19,815	18,031	38,267	36,421
Increase due to additional servicing volume and collection costs incurred related to rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Collection costs were $6.7 million, $5.8 million, $12.2 million, and $11.0 million for the three months ended June 30, 2014 and 2013, and six months ended June 30, 2014 and 2013, respectively.

Intersegment expenses, net	1,124	851	2,207	1,786
Total operating expenses	56,851	49,704	111,482	100,262
Income before income taxes and corporate overhead allocation	23,418	24,286	47,776	44,292
Corporate overhead allocation	(2,060)	(1,513)	(3,920)	(2,510)
Income before income taxes	21,358	22,773	43,856	41,782
Income tax expense	(8,116)	(8,655)	(16,665)	(15,878)
Net income	$13,242	14,118	27,191	25,904
Before tax operating margin	26.6%	30.8%	27.5%	28.9%	Operating margin in this segment will continue to decrease as the volume of loans serviced under the Department servicing contract increases as a percentage of overall volume serviced.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2014	2013	2014	2013
Government servicing	$31,016	22,140	60,875	42,463	Increase due to an increase in the number of borrowers serviced under the Department servicing contract.
FFELP servicing	3,116	6,200	6,532	11,522
Revenue in the three and six months ended June 30, 2013 included certain non-recurring deconversion fees. Excluding these fees, FFELP servicing revenue decreased. Decrease will continue as third-party customers’ FFELP portfolios run off.

Private servicing	2,562	2,437	5,046	4,657
FFELP guaranty servicing	2,937	3,079	6,059	6,193	Revenue from guaranty servicing will decrease going forward as FFELP portfolios run off and guaranty volume decreases.
FFELP guaranty collection	20,666	18,592	38,320	35,660
The Company earns revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, recent federal budget provisions that became effective July 1, 2014 will reduce payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue recognized by the Company for the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013 was $17.3 million, $13.6 million, $30.7 million, and $25.7 million, respectively. The Company anticipates this revenue will be negatively impacted as a result of these federal budget provisions.

Software services	5,114	7,194	12,744	14,471
A contract with a significant remote hosted customer expired in December 2013. Revenue earned from this customer for the three and six months ended June 30, 2013 was $2.2 million and $4.5 million, respectively. During the first quarter of 2014, the Company settled a billing dispute related to a prior period and recognized revenue of $2.2 million. Excluding these two items, software services revenue increased due to an increase in the number of borrowers from other remote hosted customers.

Other	1,049	436	1,641	713
Loan and guaranty servicing revenue	$66,460	60,078	131,217	115,679

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

As discussed above under "Overview - Tuition Payment Processing and Campus Commerce," on June 3, 2014, the Company purchased RenWeb. The results of operations of RenWeb are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue for the twelve months ended December 31, 2013 was $14 million.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2014	2013	2014	2013
Net interest income	$3	—	3	—
Tuition payment processing and campus commerce revenue	21,834	18,356	47,069	41,767
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

Salaries and benefits	11,112	9,427	21,139	18,786
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.

Depreciation and amortization	1,845	1,132	3,273	2,270	Increase due to the additional amortization of intangibles from the purchase of RenWeb described above.
Other expenses	2,956	2,192	5,603	4,479
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional expenses to support the increase in payment plans and continued system maintenance and enhancements.

Intersegment expenses, net	1,404	1,494	2,824	2,919
Total operating expenses	17,317	14,245	32,839	28,454
Income before income taxes and corporate overhead allocation	4,520	4,111	14,233	13,313
Corporate overhead allocation	(687)	(504)	(1,307)	(836)
Income before income taxes	3,833	3,607	12,926	12,477
Income tax expense	(1,456)	(1,370)	(4,911)	(4,741)
Net income	$2,377	2,237	8,015	7,736
Before tax operating margin	17.6%	19.7%	27.5%	29.9%
Excluding the amortization of intangibles, before tax operating margin was 24.1% for both the three months ended June 30, 2014 and 2013, and 32.7% and 33.9% for the six months ended June 30, 2014 and 2013, respectively. As discussed previously, based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2014	2013	2014	2013
Enrollment services revenue	$20,145	24,823	42,156	53,780	See table below for additional analysis.
Salaries and benefits	4,132	4,809	8,512	10,576	Decrease due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue.
Cost to provide enrollment services	13,311	16,787	27,786	36,429	See table below for additional analysis.
Depreciation and amortization	41	61	88	122
Other expenses	1,844	1,243	3,293	2,894
Intersegment expenses, net	944	1,130	1,950	2,279
Total operating expenses	20,272	24,030	41,629	52,300
Income (loss) before income taxes and corporate overhead allocation	(127)	793	527	1,480
Corporate overhead allocation	(687)	(504)	(1,307)	(836)
Income (loss) before income taxes	(814)	289	(780)	644
Income tax benefit (expense)	309	(109)	296	(244)
Net income (loss)	$(505)	180	(484)	400
Before tax operating margin	(4.0)%	1.2%	(1.9)%	1.2%

The following tables summarize the components of "Enrollment services revenue" and "Cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (b)	Digital marketing	Content solutions (c)	Total
	Three months ended June 30, 2014
Enrollment services revenue	$12,507	945	2,513	908	3,272	20,145
Cost to provide enrollment services	10,976	—	1,645	47	643	13,311
Gross profit	$1,531	945	868	861	2,629	6,834
Gross profit %	12.2%		34.5%

	Three months ended June 30, 2013
Enrollment services revenue	$15,550	914	3,878	911	3,570	24,823
Cost to provide enrollment services	13,755	—	2,474	30	528	16,787
Gross profit	$1,795	914	1,404	881	3,042	8,036
Gross profit %	11.5%		36.2%

	Six months ended June 30, 2014
Enrollment services revenue	$26,044	2,014	5,359	1,976	6,763	42,156
Cost to provide enrollment services	22,929	—	3,431	135	1,291	27,786
Gross profit	$3,115	2,014	1,928	1,841	5,472	14,370
Gross profit %	12.0%		36.0%

	Six months ended June 30, 2013
Enrollment services revenue	$33,567	2,009	8,305	1,997	7,902	53,780
Cost to provide enrollment services	29,852	—	5,229	117	1,231	36,429
Gross profit	$3,715	2,009	3,076	1,880	6,671	17,351
Gross profit %	11.1%		37.0%

(a)
Inquiry management (marketing) revenue decreased $3.0 million (19.6%) and $7.5 million (22.4%) for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Revenue from this service has been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Inquiry generation revenue decreased $1.4 million (35.2%) and $2.9 million (35.5%) for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Effective August 29, 2014, the Company will stop providing inquiry generation services. Revenue from this service has been affected by ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry. In addition, conversion rates on inquiries are down. These items have caused schools to decrease spending on marketing efforts. The initial and on-going impact to net income as a result of shutting down the inquiry generation services is expected to be immaterial.

(c)
Content solutions revenue decreased $0.3 million (8.3%) and $1.1 million (14.4%) for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively, due to the divesture of the Company's list marketing business in March 2013.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of June 30, 2014, the Company had a $29.3 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of June 30, 2014 and December 31, 2013, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$25,814,195	25,030,597	26,121,306	24,995,880
Loan acquisitions	4,800,640	403,018	5,187,898	1,146,784
Repayments, claims, capitalized interest, participations, and other	(825,365)	(592,099)	(1,374,070)	(1,146,349)
Consolidation loans lost to external parties	(209,679)	(123,145)	(355,343)	(266,296)
Loans sold	(6)	(3)	(6)	(11,651)
Ending balance	$29,579,785	24,718,368	29,579,785	24,718,368

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

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three and six months ended June 30, 2014 and 2013, and a summary of the Company's student loan delinquency amounts as of June 30, 2014, December 31, 2013, and June 30, 2013, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

The Company's provision for loan losses and charge-offs of federally insured loans has decreased during the first six months of 2014 as compared to 2013. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Six months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Variable student loan yield, gross	2.54%	2.50%	2.58%	2.52%	2.57%
Consolidation rebate fees	(0.82)	(0.80)	(0.77)	(0.81)	(0.77)
Discount accretion, net of premium and deferred origination costs amortization	0.06	0.05	0.03	0.06	0.03
Variable student loan yield, net	1.78	1.75	1.84	1.77	1.83
Student loan cost of funds - interest expense	(0.95)	(0.92)	(0.91)	(0.94)	(0.91)
Student loan cost of funds - derivative settlements	0.01	0.02	0.01	0.01	0.01
Variable student loan spread	0.84	0.85	0.94	0.84	0.93
Fixed rate floor income, net of settlements on derivatives	0.62	0.59	0.58	0.61	0.58
Core student loan spread	1.46%	1.44%	1.52%	1.45%	1.51%

Average balance of student loans	$28,163,626	25,915,053	24,798,537	27,039,339	24,789,981
Average balance of debt outstanding	28,229,140	25,826,656	24,832,555	27,034,535	24,828,001

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

Variable student loan spread decreased during the three and six months ended June 30, 2014 as a result of recent acquisitions of consolidation loans, which have lower margins but longer terms.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Six months ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Fixed rate floor income, gross	$50,581	44,794	44,590	95,375	88,611
Derivative settlements (a)	(6,974)	(6,950)	(8,534)	(13,924)	(16,839)
Fixed rate floor income, net	$43,607	37,844	36,056	81,451	71,772
Fixed rate floor income contribution to spread, net	0.62%	0.59%	0.58%	0.61%	0.58%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

Fixed rate floor income increased during the three months ended June 30, 2014, due to recent purchases of loans earning fixed rate floor income. The high levels of fixed rate floor income earned during 2014 and 2013 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2014	2013	2014	2013
Net interest income after provision for loan losses	$106,126	96,255	201,153	189,427	See table below for additional analysis.
Other income	4,496	3,030	8,660	7,226
The primary component of other income is borrower late fees, which were $3.6 million, $3.2 million, $7.2 million, and $6.7 million for the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013, respectively.

Gain on sale of loans and debt repurchases	18	7,355	57	8,762
Gains are primarily from the Company repurchasing its own asset-backed debt securities. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

Derivative market value and foreign currency adjustments, net	8,848	43,096	12,325	48,371
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(5,958)	(7,845)	(11,935)	(15,384)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income	7,404	45,636	9,107	48,975
Salaries and benefits	570	592	1,179	1,154
Other expenses	8,845	7,923	15,991	15,436	Increase due to higher third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.
Intersegment expenses, net	13,968	14,108	28,339	29,250	Amount includes fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Such amounts have decreased as the AGM portfolio serviced by LGS runs off.
Total operating expenses	23,383	22,623	45,509	45,840
Income before income taxes and corporate overhead allocation	90,147	119,268	164,751	192,562
Corporate overhead allocation	(1,249)	(1,081)	(2,578)	(1,793)
Income before income taxes	88,898	118,187	162,173	190,769
Income tax expense	(33,781)	(44,911)	(61,625)	(72,492)
Net income	$55,117	73,276	100,548	118,277

Additional information:
Net income	$55,117	73,276	100,548	118,277
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

Derivative market value and foreign currency adjustments, net	(8,848)	(43,096)	(12,325)	(48,371)
Tax effect	3,362	16,376	4,684	18,381
Net income, excluding derivative market value and foreign currency adjustments	$49,631	46,556	92,907	88,287

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2014	2013	2014	2013
Variable interest income, net of settlements on derivatives	$179,593	159,926	340,542	317,475	Increase due to an increase in the average student loan portfolio, partially offset by a decrease in the yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(57,871)	(47,329)	(109,194)	(94,537)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	4,178	1,565	7,627	3,508	Increase due to the Company's purchase of loans at a net discount over the last several years.
Interest on bonds and notes payable	(67,273)	(56,086)	(125,952)	(112,749)	Increase due to an increase in the average debt outstanding, and an increase in the Company's cost of funds.
Variable student loan interest margin, net of settlements on derivatives	58,627	58,076	113,023	113,697
Fixed rate floor income, net of settlements on derivatives	43,607	36,056	81,451	71,772	The high levels of fixed rate floor income earned are due to historically low interest rates.
Investment interest	96	112	203	227
Intercompany interest	(662)	(834)	(1,459)	(1,653)
Provision for loan losses - federally insured	(2,000)	(5,000)	(5,000)	(11,000)
Recovery of loan losses - non-federally insured	500	—	1,000	1,000
Net interest income after provision for loan losses (net of settlements on derivatives)	$100,168	88,410	189,218	174,043

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

Sources of Liquidity Currently Available

As of June 30, 2014, the Company had cash and investments of $233.6 million. In addition, the Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2014 and the year ended December 31, 2013, the Company's net cash provided by operating activities was $156.5 million and $387.2 million, respectively.

In addition, the Company has an unsecured line of credit that matures on June 30, 2019. As of June 30, 2014, $65.0 million was outstanding on the unsecured line of credit and $285.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has purchased certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2014, the Company holds $92.5 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the six months ended June 30, 2014, the Company generated $156.5 million from operating activities, compared to $153.2 million for the same period in 2013. The increase in cash provided by operating activities reflects changes in the adjustments to net income for non-cash depreciation and amortization, non-cash foreign currency transaction adjustments related to the Company's Euro denominated bonds payable, and non-cash fair value adjustments for derivatives. These factors were offset by the lower level of net income in 2014. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period.  Net purchased accrued interest was $43.1 million and $19.0 million for the six months ended June 30, 2014 and 2013, respectively.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash used in investing activities and cash provided by financing activities for the six months ended June 30, 2014 was $1.2 billion and $1.0 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of June 30, 2014
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$28,545,842	5/25/18 - 8/26/52
FFELP warehouse facilities	1,139,750	1/17/16 - 6/11/17
Other borrowings	63,068	10/31/14 - 11/11/15
	$29,748,660

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

As of June 30, 2014, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.39 billion as detailed below.  The $2.39 billion includes approximately $607.4 million (as of June 30, 2014) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2014.  As of June 30, 2014, the Company had $28.3 billion of loans included in asset-backed securitizations, which represented 96.0 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2014 or loans acquired subsequent to June 30, 2014.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.39 billion
(dollars below in millions)

$350
$300
$250
$200
$150
$100
$50
$-
$170
$305
$195
$160
$140
$140
$190
$235
$165
$180
$80
$65
$100
$265
2014 (Q3 - Q4)
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027 and after

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $270 million to $330 million.

Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $140 million to $180 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of June 30, 2014, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $8.1 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2014, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $1.75 billion, of which $1.14 billion was outstanding, and $0.61 billion was available for future use. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of June 30, 2014, the Company had $66.6 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2014, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2014, $479.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first two quarters of 2014, the Company completed five asset-backed securitizations totaling $2.7 billion and on July 31, 2014 the Company completed an asset-backed securitization totaling $573.3 million, including $8.3 million of Class B subordinated debt that was retained at issuance. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities, including additional purchased FFELP loans, and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2014, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of June 30, 2014, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $15.5 million, and the Company had no collateral posted to derivative counterparties.

Other Debt Facilities

As previously discussed, the Company has a $350.0 million unsecured line of credit with a maturity date of June 30, 2019. As of June 30, 2014, $65.0 million was outstanding on the unsecured line of credit and $285.0 million was available for future use.

The Company has issued Hybrid Securities that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2014, $96.5 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income. For the six months ended June 30, 2014, the Company recognized a gain of approximately $57,000 from the repurchase of $1.6 million (par value) of its own asset-backed debt securities.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the quarter ended June 30, 2014 are shown below. For additional information see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended June 30, 2014	209,940	$8,436	$40.18

As of June 30, 2014, 3,667,817 shares remain authorized for repurchase under the Company's stock repurchase program.

Dividends

On June 13, 2014, the Company paid a second quarter 2014 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors has declared a third quarter 2014 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The third quarter cash dividend will be paid on September 15, 2014, to shareholders of record at the close of business on September 1, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued accounting guidance regarding the accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The Company has relatively small investments in affordable housing projects that qualify for the low-income housing tax credit, and currently accounts for these investments using the equity method.  The Company plans to continue using the equity method to account for these investments, thus the adoption of this standard will not have an impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of June 30, 2014		As of December 31, 2013
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$12,989,719	43.9%	$11,090,583	42.5%
Variable-rate loan assets	16,590,066	56.1	15,030,723	57.5
Total	$29,579,785	100.0%	$26,121,306	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	29,910,117	100.0	26,213,345	100.0
Total	$29,910,117	100.0%	$26,213,345	100.0%

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

No variable-rate floor income was earned by the Company during 2013 and 2014. A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed rate floor income, gross	$50,581	44,590	95,375	88,611
Derivative settlements (a)	(6,974)	(8,534)	(13,924)	(16,839)
Fixed rate floor income, net	$43,607	36,056	81,451	71,772

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of June 30, 2014. During the second quarter of 2014, the Company purchased certain loan portfolios that contained loans earning fixed rate floor income.

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.87%	0.23%	$1,867,914
3.0 - 3.49%	3.20%	0.56%	2,424,505
3.5 - 3.99%	3.65%	1.01%	2,303,132
4.0 - 4.49%	4.20%	1.56%	1,755,038
4.5 - 4.99%	4.72%	2.08%	1,083,052
5.0 - 5.49%	5.22%	2.58%	691,949
5.5 - 5.99%	5.67%	3.03%	410,536
6.0 - 6.49%	6.18%	3.54%	463,625
6.5 - 6.99%	6.71%	4.07%	448,223
7.0 - 7.49%	7.17%	4.53%	197,403
7.5 - 7.99%	7.71%	5.07%	322,499
8.0 - 8.99%	8.17%	5.53%	726,538
> 9.0%	9.04%	6.40%	295,305
			$12,989,719

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2014, the weighted average estimated variable conversion rate was 1.85% and the short-term interest rate was 15 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2014 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2014	$1,250,000	0.67%
2015	1,100,000	0.89
2016	750,000	0.85
2017	1,250,000	0.86
	$4,350,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2014:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$28,513,198	—
3 month Treasury bill	Daily	998,917	—
3 month LIBOR (a) (b)	Quarterly	—	17,641,518
1 month LIBOR	Monthly	—	10,001,667
Auction-rate or remarketing (c)	Varies	—	1,562,325
Asset-backed commercial paper (d)	Varies	—	480,082
Other (e)		236,545	63,068
		$29,748,660	29,748,660

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2014:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2014 was one-month LIBOR plus 3.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a derivative instrument (cross-currency interest rate swap) that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of June 30, 2014, the Company was sponsor for $1.3 billion of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(20,253)	(17.1)%	$(35,131)	(29.6)%	$(4,380)	(3.7)%	$(13,141)	(11.2)%
Impact of derivative settlements	11,825	10.0	35,474	29.9	1,907	1.6	5,722	4.8
Increase (decrease) in net income before taxes	$(8,428)	(7.1)%	$343	0.3%	$(2,473)	(2.1)%	$(7,419)	(6.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$—		$(0.03)		$(0.10)

	Three months ended June 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(17,267)	(11.0)%	$(30,223)	(19.3)%	$(4,137)	(2.7)%	$(12,410)	(8.0)%
Impact of derivative settlements	17,144	10.9	51,432	32.8	1,708	1.1	5,123	3.3
Increase (decrease) in net income before taxes	$(123)	(0.1)%	$21,209	13.5%	$(2,429)	(1.6)%	$(7,287)	(4.7)%
Increase (decrease) in basic and diluted earnings per share	$—		$0.28		$(0.03)		$(0.10)

	Six months ended June 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(37,187)	(15.9)%	$(63,774)	(27.3)%	$(8,456)	(3.6)%	$(25,369)	(10.9)%
Impact of derivative settlements	23,784	10.2	71,351	30.5	3,793	1.6	11,381	4.9
Increase (decrease) in net income before taxes	$(13,403)	(5.7)%	$7,577	3.2%	$(4,663)	(2.0)%	$(13,988)	(6.0)%
Increase (decrease) in basic and diluted earnings per share	$(0.18)		$0.10		$(0.06)		$(0.19)

	Six months ended June 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(33,686)	(12.8)%	$(58,041)	(22.0)%	$(8,627)	(3.3)%	$(25,880)	(9.8)%
Impact of derivative settlements	34,404	13.1	103,212	39.1	3,190	1.2	9,571	3.6
Increase (decrease) in net income before taxes	$718	0.3%	$45,171	17.1%	$(5,437)	(2.1)%	$(16,309)	(6.2)%
Increase (decrease) in basic and diluted earnings per share	$0.01		$0.60		$(0.07)		$(0.22)

Foreign Currency Exchange Risk

The Company has issued €352.7 million Euro Notes with interest rates based on a spread to the EURIBOR index. As a result, the Company is exposed to the market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The Company has entered into a cross-currency interest rate swap in connection with the issuance of the Euro Notes. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information, including a summary of the terms of this derivative instrument agreement and the related financial statement impact.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Note 14 - Legal Proceedings, of the notes to consolidated financial statements included under Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2014 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2014	1,309	$39.88	—	3,875,367
May 1 - May 31, 2014	98,515	39.63	98,515	3,776,852
June 1 - June 30, 2014	110,116	40.68	109,035	3,667,817
Total	209,940	$40.18	207,550

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,309 shares, 0 shares, and 1,081 shares in April, May, and June 2014, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through June 30, 2019, impose restrictions with respect to the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the indebtedness of the Company's subsidiaries, and the ratio of non-FFELP loans to all loans in the Company's portfolio. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

10.1	Nelnet, Inc. Restricted Stock Plan, as amended through May 22, 2014, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated by reference herein.

10.2	Nelnet, Inc. Executive Officers Incentive Compensation Plan, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated by reference herein.

10.3
Modification of Contract dated effective as of June 17, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein.

10.4
Amendment No. 3 dated as of June 30, 2014 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 7, 2014 and incorporated by reference herein.

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

NELNET, INC.

Date:	August 7, 2014	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

By:	/s/ JAMES D. KRUGER
Name:	James D. Kruger
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer