Form 10-Q/A
period 2014-06-30
NELNET INC
filed 2014-08-15
CIK 1258602

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

EXPLANATORY NOTE
Nelnet, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 that was originally filed on August 7, 2014 (the “Original Filing”), solely for the purpose of filing or furnishing the related certifications set forth as exhibit nos. 31.1, 31.2, and 32 in Part II, Item 6 of the Original Filing (collectively, the “Certifications”), which Certifications were inadvertently omitted from the Original Filing as a result of an administrative filing error. In accordance with Exchange Act Rules Compliance and Disclosure Interpretation 161.08 by the Division of Corporation Finance of the Securities and Exchange Commission, the entire quarterly report set forth in the Original Filing is re-filed with this Amendment, along with the currently dated Certifications filed or furnished herewith. Except as otherwise expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing, or modify or update those disclosures in the Original Filing that may be affected by subsequent events.

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

NELNET, INC.

Date:	August 15, 2014	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

By:	/s/ JAMES D. KRUGER
Name:	James D. Kruger
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer