Form 10-Q
period 2014-09-30
NELNET INC
filed 2014-11-06
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, there were 34,772,102 and 11,486,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	September 30, 2014	December 31, 2013
Assets:
Student loans receivable (net of allowance for loan losses of $51,968 and $55,122, respectively)	$28,701,344	25,907,589
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	32,610	8,537
Cash and cash equivalents - held at a related party	41,969	54,730
Total cash and cash equivalents	74,579	63,267
Investments	147,780	192,040
Restricted cash and investments	867,507	735,123
Restricted cash - due to customers	72,836	167,576
Accrued interest receivable	352,205	314,553
Accounts receivable (net of allowance for doubtful accounts of $1,842 and $3,845, respectively)	59,510	56,072
Goodwill	126,200	117,118
Intangible assets, net	42,876	6,132
Property and equipment, net	44,647	33,829
Other assets	141,156	115,043
Fair value of derivative instruments	68,009	62,507
Total assets	$30,698,649	27,770,849
Liabilities:
Bonds and notes payable	$28,737,456	25,955,289
Accrued interest payable	25,221	21,725
Other liabilities	190,765	164,300
Due to customers	72,836	167,576
Fair value of derivative instruments	14,814	17,969
Total liabilities	29,041,092	26,326,859
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 34,796,723 shares and 34,881,338 shares, respectively	348	349
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,486,932 shares and 11,495,377 shares, respectively	115	115
Additional paid-in capital	18,150	24,887
Retained earnings	1,633,577	1,413,492
Accumulated other comprehensive earnings	5,099	4,819
Total Nelnet, Inc. shareholders' equity	1,657,289	1,443,662
Noncontrolling interest	268	328
Total equity	1,657,557	1,443,990
Total liabilities and equity	$30,698,649	27,770,849

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$28,831,931	26,020,629
Restricted cash and investments	863,960	732,771
Fair value of derivative instruments	(3,427)	36,834
Other assets	351,516	313,748
Bonds and notes payable	(29,084,859)	(26,244,222)
Other liabilities	(340,630)	(303,142)
Net assets of consolidated variable interest entities	$618,491	556,618
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Interest income:
Loan interest	$187,862	158,675	520,224	472,277
Investment interest	1,562	1,562	5,023	4,662
Total interest income	189,424	160,237	525,247	476,939
Interest expense:
Interest on bonds and notes payable	71,937	55,315	201,176	171,800
Net interest income	117,487	104,922	324,071	305,139
Less provision for loan losses	2,000	5,000	6,000	15,000
Net interest income after provision for loan losses	115,487	99,922	318,071	290,139
Other income:
Loan and guaranty servicing revenue	52,659	64,582	183,876	180,261
Tuition payment processing and campus commerce revenue	26,399	19,927	73,468	61,694
Enrollment services revenue	22,936	22,563	65,092	76,343
Other income	7,650	8,613	41,096	30,317
Gain on sale of loans and debt repurchases	—	2,138	57	10,900
Derivative market value and foreign currency adjustments and derivative settlements, net	24,203	(16,648)	21,508	24,612
Total other income	133,847	101,175	385,097	384,127
Operating expenses:
Salaries and benefits	61,098	48,712	167,470	144,049
Cost to provide enrollment services	14,178	14,668	41,964	51,097
Depreciation and amortization	5,493	4,340	15,490	13,037
Other	36,676	39,887	112,680	109,193
Total operating expenses	117,445	107,607	337,604	317,376
Income before income taxes	131,889	93,490	365,564	356,890
Income tax expense	46,513	30,444	130,202	123,637
Net income	85,376	63,046	235,362	233,253
Net income attributable to noncontrolling interest	157	216	1,363	1,101
Net income attributable to Nelnet, Inc.	$85,219	62,830	233,999	232,152
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.84	1.35	5.03	4.98
Weighted average common shares outstanding - basic and diluted	46,432,680	46,496,612	46,496,309	46,593,241

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Net income	$85,376	63,046	235,362	233,253
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	(738)	5,689	8,763	6,875
Less reclassification adjustment for gains recognized in net income, net of losses	(8)	(730)	(8,319)	(2,246)
Income tax effect	276	(1,834)	(164)	(1,720)
Total other comprehensive income (loss)	(470)	3,125	280	2,909
Comprehensive income	84,906	66,171	235,642	236,162
Comprehensive income attributable to noncontrolling interest	157	216	1,363	1,101
Comprehensive income attributable to Nelnet, Inc.	$84,749	65,955	234,279	235,061

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of June 30, 2013	—	34,988,110	11,495,377	$—	350	115	27,004	1,289,416	2,597	113	1,319,595
Net income	—	—	—	—	—	—	—	62,830	—	216	63,046
Other comprehensive income	—	—	—	—	—	—	—	—	3,125	—	3,125
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(279)	(279)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,637)	—	—	(4,637)
Issuance of common stock, net of forfeitures	—	(745)	—	—	—	—	264	—	—	—	264
Compensation expense for stock based awards	—	—	—	—	—	—	824	—	—	—	824
Repurchase of common stock	—	(111,220)	—	—	(1)	—	(4,024)	—	—	—	(4,025)
Balance as of September 30, 2013	—	34,876,145	11,495,377	$—	349	115	24,068	1,347,609	5,722	50	1,377,913
Balance as of June 30, 2014	—	34,859,786	11,491,932	$—	349	115	20,721	1,552,988	5,569	386	1,580,128
Net income	—	—	—	—	—	—	—	85,219	—	157	85,376
Other comprehensive loss	—	—	—	—	—	—	—	—	(470)	—	(470)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(275)	(275)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,630)	—	—	(4,630)
Issuance of common stock, net of forfeitures	—	28,729	—	—	—	—	213	—	—	—	213
Compensation expense for stock based awards	—	—	—	—	—	—	1,248	—	—	—	1,248
Repurchase of common stock	—	(96,792)	—	—	(1)	—	(4,032)	—	—	—	(4,033)
Conversion of common stock	—	5,000	(5,000)	—	—	—	—	—	—	—	—
Balance as of September 30, 2014	—	34,796,723	11,486,932	$—	348	115	18,150	1,633,577	5,099	268	1,657,557
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	232,152	—	1,101	233,253
Other comprehensive income	—	—	—	—	—	—	—	—	2,909	—	2,909
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,061)	(1,061)
Cash dividends on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(13,932)	—	—	(13,932)
Issuance of common stock, net of forfeitures	—	149,608	—	—	2	—	2,231	—	—	—	2,233
Compensation expense for stock based awards	—	—	—	—	—	—	2,308	—	—	—	2,308
Repurchase of common stock	—	(390,376)	—	—	(4)	—	(13,011)	—	—	—	(13,015)
Balance as of September 30, 2013	—	34,876,145	11,495,377	$—	349	115	24,068	1,347,609	5,722	50	1,377,913
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	233,999	—	1,363	235,362
Other comprehensive income	—	—	—	—	—	—	—	—	280	—	280
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,624)	(1,624)
Cash dividends on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(13,914)	—	—	(13,914)
Issuance of common stock, net of forfeitures	—	234,236	—	—	2	—	3,339	—	—	—	3,341
Compensation expense for stock based awards	—	—	—	—	—	—	3,258	—	—	—	3,258
Repurchase of common stock	—	(327,296)	—	—	(3)	—	(13,334)	—	—	—	(13,337)
Conversion of common stock	—	8,445	(8,445)	—	—	—	—	—	—	—	—
Balance as of September 30, 2014	—	34,796,723	11,486,932	$—	348	115	18,150	1,633,577	5,099	268	1,657,557

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months
	ended September 30,
	2014	2013
Net income attributable to Nelnet, Inc.	$233,999	232,152
Net income attributable to noncontrolling interest	1,363	1,101
Net income	235,362	233,253
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	78,318	58,330
Student loan discount accretion	(32,393)	(26,333)
Provision for loan losses	6,000	15,000
Derivative market value adjustment	431	(73,743)
Foreign currency transaction adjustment	(39,216)	25,902
Payment for interest rate swap option	(9,087)	—
Payments to terminate and/or amend derivative instruments, net of proceeds	—	(6,469)
Gain on sale of loans	—	(34)
Gain from debt repurchases	(57)	(10,866)
Gain from sales of available-for-sale securities, net	(8,319)	(2,246)
Purchases of student loans - held for sale	—	(28,480)
Purchases of trading securities, net	(3,380)	—
Deferred income tax expense	21,391	13,279
Non-cash compensation expense	3,364	2,513
Other non-cash items	5,638	44
Decrease in accrued interest receivable	4,303	4,168
(Increase) decrease in accounts receivable	(1,884)	687
Decrease (increase) in other assets	2,723	(2,445)
Increase (decrease) in accrued interest payable	2,314	(552)
(Decrease) increase in other liabilities	(2,441)	598
Net cash provided by operating activities	263,067	202,606
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(3,211,153)	(1,696,253)
Purchase of student loans from a related party	(175)	(466,941)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	2,721,886	2,269,253
Proceeds from sale of student loans	8	11,287
Purchases of available-for-sale securities	(143,695)	(196,657)
Proceeds from sales of available-for-sale securities	200,098	52,733
Purchases of other investments, net	(35,454)	(8,316)
Repayments of notes and other receivables	11,006	—
Purchases of property and equipment, net	(21,691)	(11,720)
(Increase) decrease in restricted cash and investments, net	(32,720)	140,536
Business acquisitions, net of cash acquired	(45,583)	—
Net cash (used in) provided by investing activities	(557,473)	93,922
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(3,013,378)	(4,159,079)
Proceeds from issuance of bonds and notes payable	3,362,227	3,888,772
Payments of debt issuance costs	(14,933)	(13,295)
Dividends paid	(13,914)	(13,932)
Repurchases of common stock	(13,337)	(13,015)
Proceeds from issuance of common stock	476	437
Issuance of noncontrolling interest	201	5
Distribution to noncontrolling interest	(1,624)	(1,061)
Net cash provided by (used in) financing activities	305,718	(311,168)
Net increase (decrease) in cash and cash equivalents	11,312	(14,640)
Cash and cash equivalents, beginning of period	63,267	66,031
Cash and cash equivalents, end of period	$74,579	51,391
Cash disbursements made for:
Interest	$155,962	148,482
Income taxes, net of refunds	$118,866	114,744
Noncash activity:
Investing activity - student loans and other assets acquired	$2,571,997	—
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$2,444,874	—

Supplemental disclosures of noncash operating and investing activities regarding a business combination are contained in note 6.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	September 30, 2014	December 31, 2013
Federally insured loans
Stafford and other	$6,218,910	6,686,626
Consolidation	22,632,689	19,363,577
Total	28,851,599	26,050,203
Non-federally insured loans	77,623	71,103
	28,929,222	26,121,306
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(175,910)	(158,595)
Allowance for loan losses – federally insured loans	(39,470)	(43,440)
Allowance for loan losses – non-federally insured loans	(12,498)	(11,682)
	$28,701,344	25,907,589

(a)
For loans purchased where there is evidence of credit deterioration since the origination of the loan, the Company records a credit discount, separate from the allowance for loan losses, which is non-accretable to interest income. Remaining discounts and premiums for purchased loans are recognized in interest income over the remaining estimated lives of the loans. The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses. As of September 30, 2014 and December 31, 2013, "loan discount, net of unamortized loan premiums and deferred origination costs" included $28.8 million and $20.2 million, respectively, of non-accretable discount associated with purchased loans of $8.4 billion and $4.4 billion, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$52,467	51,611	55,122	51,902
Provision for loan losses:
Federally insured loans	2,000	5,000	7,000	16,000
Non-federally insured loans	—	—	(1,000)	(1,000)
Total provision for loan losses	2,000	5,000	6,000	15,000
Charge-offs:
Federally insured loans	(3,521)	(3,142)	(11,290)	(12,472)
Non-federally insured loans	(623)	(906)	(1,642)	(2,270)
Total charge-offs	(4,144)	(4,048)	(12,932)	(14,742)
Recoveries - non-federally insured loans	279	363	989	1,173
Purchase (sale) of federally insured loans, net	70	700	320	(1,243)
Transfer from repurchase obligation related to non-federally insured loans repurchased, net	1,296	571	2,469	2,107
Balance at end of period	$51,968	54,197	51,968	54,197

Allocation of the allowance for loan losses:
Federally insured loans	$39,470	42,406	39,470	42,406
Non-federally insured loans	12,498	11,791	12,498	11,791
Total allowance for loan losses	$51,968	54,197	51,968	54,197

Repurchase Obligations

As of September 30, 2014, the Company had participated a cumulative amount of $103.6 million (par value) of non-federally insured loans to third parties. Loans participated under these agreements have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the participation interests in the event such loans become 60 days or 90 days delinquent.

In addition, in 2011, the Company sold a portfolio of non-federally insured loans for proceeds of $91.3 million (100% of par value).  The Company retained credit risk related to this portfolio and will pay cash to purchase back any loans which become 60 days delinquent. As of September 30, 2014, the balance of this portfolio was $57.0 million (par value).

The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$14,827	14,594	16,143	16,130
Loans repurchased	(1,296)	(571)	(2,612)	(2,107)
Ending balance	$13,531	14,023	13,531	14,023

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of non-federally insured loans that were delinquent 31 days or greater as of September 30, 2014, December 31, 2013, and September 30, 2013 was 11.7 percent, 12.7 percent, and 13.4 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

	As of September 30, 2014		As of December 31, 2013		As of September 30, 2013
Federally insured loans:
Loans in-school/grace/deferment	$3,072,318		$2,872,505		$3,039,819
Loans in forbearance	3,505,103		3,370,025		3,396,748
Loans in repayment status:
Loans current	18,672,178	83.8%	16,337,922	82.5%	15,236,060	83.1%
Loans delinquent 31-60 days	990,696	4.5	967,318	4.9	851,397	4.6
Loans delinquent 61-90 days	569,879	2.6	550,333	2.8	480,285	2.6
Loans delinquent 91-120 days	452,463	2.0	390,791	2.0	372,697	2.0
Loans delinquent 121-270 days	1,183,616	5.3	1,117,936	5.6	978,234	5.3
Loans delinquent 271 days or greater	405,346	1.8	443,373	2.2	437,337	2.4
Total loans in repayment	22,274,178	100.0%	19,807,673	100.0%	18,356,010	100.0%
Total federally insured loans	$28,851,599		$26,050,203		$24,792,577

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$26,639,879	0.24% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,557,875	0.07% - 2.11%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	28,197,754
FFELP warehouse facilities	787,042	0.16% - 0.25%	1/17/16 - 6/11/17
Unsecured line of credit	—	—	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.61%	9/15/61
Other borrowings	63,504	1.66% - 5.10%	11/14/14 - 12/31/18
	29,144,757
Discount on bonds and notes payable	(407,301)
Total	$28,737,456

	As of December 31, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$23,479,893	0.25% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,134,250	0.07% - 2.17%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	24,614,143
FFELP warehouse facilities	1,396,344	0.17% - 0.25%	1/17/16 - 6/12/16
Unsecured line of credit	45,000	1.67%	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.62%	9/15/61
Other borrowings	61,401	1.67% - 5.10%	4/11/14 - 11/11/15
	26,213,345
Discount on bonds and notes payable	(258,056)
Total	$25,955,289

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of September 30, 2014, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III	NHELP-II (a)	NFSLW-I (b)	Total
Maximum financing amount	$750,000	500,000	500,000	1,750,000
Amount outstanding	438,265	40,433	308,344	787,042
Amount available	$311,735	459,567	191,656	962,958
Expiration of liquidity provisions	February 5, 2015	December 17, 2014	June 11, 2015
Final maturity date	January 17, 2016	December 17, 2016	June 11, 2017
Maximum advance rates	92.2 - 95.0%	84.5 - 94.5%	92.0 - 98.0%
Minimum advance rates	92.2 - 95.0%	84.5 - 94.5%	84.0 - 90.0%
Advanced as equity support	$26,264	4,195	14,778	45,237

(a)
On September 30, 2014, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to December 17, 2014, and change the maturity date to December 17, 2016.

(b)
On April 15, 2014, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to June 11, 2015, and change the maturity date to June 11, 2017.

Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the nine months ended September 30, 2014.

	2014-1	2014-2				2014-3	2014-4			2014-5	2014-6 (a)	Total
		Class A-1 notes	Class A-2 notes	Class A-3 notes	2014-2 total		Class A-1 notes	Class A-2 notes	2014-4 total
Date securities issued	2/6/14	3/12/14	3/12/14	3/12/14	3/12/14	4/30/14	5/23/14	5/23/14	5/23/14	6/18/14	7/31/14
Total original principal amount	$458,500				509,000	719,800			384,500	603,000	565,000	$3,239,800

Class A senior notes:
Total original principal amount	$445,000	191,000	222,000	84,000	497,000	700,700	267,500	107,500	375,000	587,000	565,000	3,169,700
Bond discount	—	—	—	(535)	(535)	—	—	—	—	—	(3,124)	(3,659)
Issue price	$445,000	191,000	222,000	83,465	496,465	700,700	267,500	107,500	375,000	587,000	561,876	3,166,041
Cost of funds (1-month LIBOR plus:)	0.57%	0.28%	0.60%	0.85%		0.58%	0.54%	0.95%		0.55%	0.65%
Final maturity date	9/25/41	6/25/21	3/25/30	7/27/37		6/25/41	11/27/34	11/25/43		7/25/41	11/25/47

Class B subordinated notes:
Total original principal amount	$13,500				12,000	19,100			9,500	16,000		70,100
Bond discount	(1,132)				(1,046)	(1,467)			(1,138)	(1,232)		(6,015)
Issue price	$12,368				10,954	17,633			8,362	14,768		64,085
Cost of funds (1-month LIBOR plus:)	1.50%				1.50%	1.50%			1.50%	1.50%
Final maturity date	10/25/47				6/25/41	10/25/50			9/25/51	5/25/49

(a)
Total original principal amount excludes the Class B subordinated notes of $8.3 million that were retained at issuance. As of September 30, 2014, the Company has a total of $64.6 million (par value) of its own Class B subordinated notes remaining from prior completed asset-backed securitizations that are not included in the Company's consolidated balance sheet. If the Company sells these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” in the Company's consolidated balance sheet.  The Company believes the market value of such notes is currently less than par value.  Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

Unsecured Line of Credit

On June 30, 2014, the Company's unsecured line of credit was amended to increase the line of credit from $275.0 million to $350.0 million and extend the maturity date from March 28, 2018 to June 30, 2019. In addition, the amendment revised certain covenants related to maintenance of a minimum consolidated net worth, limitations on recourse indebtedness and liens, and a limitation on the amount of non-federally insured student loans in the Company’s portfolio. As of September 30, 2014, the $350.0 million unsecured line of credit had no amount outstanding and $350.0 million was available for future use.

Other Borrowings

On October 31, 2014, the Company amended its existing $50.0 million line of credit, which is collateralized by asset-backed security investments, to increase the borrowing capacity to $75.0 million and extend the maturity date to October 31, 2016. The renewed line of credit has covenants and cross default provisions similar to those under the Company's unsecured line of credit.

Debt Repurchases

The Company repurchased $2.5 million (par value) and $15.4 million (par value) of its own asset-backed debt securities during the three months ended September 30, 2014 and 2013, respectively, and recognized no gain on such purchases for the three months ended September 30, 2014, and gains of $2.1 million for the same period in 2013. During the nine months ended September 30, 2014 and 2013, the Company repurchased $4.0 million (par value) and $84.7 million (par value), respectively, of its own asset-backed debt securities and recognized gains on such purchases of approximately $57,000 and $10.9 million, respectively.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2013 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2014 and December 31, 2013 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of September 30, 2014 and December 31, 2013 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(a)	150,000
2040	(b)	200,000
		$8,000,000	(c)
(a)This derivative has a forward effective start date in 2015.
(b)This derivative has a forward effective start date in 2020.

(c)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2014 and December 31, 2013 was one-month LIBOR plus 3.5 basis points.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2014		As of December 31, 2013
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2014	$—	—%	$1,750,000	0.71%
2015	1,100,000	0.89	1,100,000	0.89
2016	750,000	0.85	750,000	0.85
2017	1,250,000	0.86	1,250,000	0.86
	$3,100,000	0.87%	$4,850,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

On August 20, 2014, the Company paid $9.1 million for an interest rate swap option to economically hedge loans earning fixed rate floor income. The interest rate swap option gives the Company the right, but not the obligation, to enter into a $250 million notional interest rate swap in which the Company would pay a fixed amount of 3.30% and receive discrete one-month LIBOR. If the interest rate swap option is exercised, the swap would become effective in 2019 and mature in 2024. The Company recorded this derivative instrument at fair value and will record the change in fair value of the instrument on the consolidated statement of income.

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of September 30, 2014 and December 31, 2013 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities ("Hybrid Securities") to a fixed rate.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013 (b)	2014	2013 (b)
Re-measurement of Euro Notes	$37,418	(39,974)	39,216	(25,902)
Change in fair value of cross-currency interest rate swaps	(37,224)	39,074	(40,261)	18,978
Total impact to consolidated statements of income - income (expense) (a)	$194	(900)	(1,045)	(6,924)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
1:3 basis swaps	$50,965	18,490	—	—
Interest rate swaps - floor income hedges	8,804	7,183	6,297	15,849
Interest rate swap option - floor income hedge	8,240	—	—	—
Interest rate swaps - hybrid debt hedges	—	—	5,090	2,120
Cross-currency interest rate swap	—	36,834	3,427	—
Total	$68,009	62,507	14,814	17,969

During the nine months ended September 30, 2013, the Company terminated certain derivatives for gross proceeds and payments of $2.7 million and $9.2 million, respectively. There were no derivative terminations during the first nine months of 2014.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset (liability)
Balance as of September 30, 2014	$68,009	(11,387)	—	56,622
Balance as of December 31, 2013	62,507	(15,437)	(15,959)	31,111

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of September 30, 2014	$(14,814)	11,387	(22,422)	(25,849)
Balance as of December 31, 2013	(17,969)	15,437	3,630	1,098

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Settlements:
1:3 basis swaps	$808	781	2,547	2,474
Interest rate swaps - floor income hedges	(5,421)	(7,178)	(19,345)	(24,017)
Interest rate swaps - hybrid debt hedges	(259)	(256)	(767)	(1,413)
Cross-currency interest rate swaps	38	(35)	288	(273)
Total settlements - expense	(4,834)	(6,688)	(17,277)	(23,229)
Change in fair value:
1:3 basis swaps	19,455	(2,161)	32,475	9,402
Interest rate swaps - floor income hedges	10,628	(9,599)	11,173	33,231
Interest rate swap option - floor income hedge	(847)	—	(847)	—
Interest rate swaps - hybrid debt hedges	(393)	2,700	(2,971)	11,790
Cross-currency interest rate swaps	(37,224)	39,074	(40,261)	18,978
Other	—	—	—	342
Total change in fair value - income (expense)	(8,381)	30,014	(431)	73,743
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	37,418	(39,974)	39,216	(25,902)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$24,203	(16,648)	21,508	24,612

5.    Investments

A summary of the Company's investments and restricted investments follows:

	As of September 30, 2014				As of December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$123,898	6,309	(153)	130,054	171,931	7,111	(1,241)	177,801
Equity securities	1,478	1,959	(21)	3,416	1,502	1,783	(3)	3,282
Total available-for-sale investments	$125,376	8,268	(174)	133,470	173,433	8,894	(1,244)	181,083
Trading investments:
Student loan asset-backed securities				5,370				10,957
Equity securities				8,940				—
Total trading investments				14,310				10,957
Total available-for-sale and trading investments				$147,780				192,040
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$8,205				7,285

(a)
As of September 30, 2014, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of September 30, 2014, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(c)	Restricted investments are included in "restricted cash and investments" in the Company's consolidated balance sheets.

The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Three months ended September 30,		Nine months ended September 30,
Affected line item in the consolidated statements of income - income (expense):	2014	2013	2014	2013
Other income	$8	730	8,319	2,246
Income tax expense	(3)	(270)	(3,078)	(831)
Net	$5	460	5,241	1,415

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

The initial consideration paid by the Company for RenWeb was $44.0 million. In addition to the initial purchase price, additional payments are to be paid by the Company to the former owners of RenWeb based on certain operating results and other performance measures of RenWeb as defined in the purchase agreement. The contingent payments, if any, are payable when earned and the potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4.0 million. Such payments, if any, will be paid no later than January 2017. As of the acquisition date, the Company accrued $2.3 million as additional consideration, which represented the estimated fair value of the contingent consideration arrangement. From the acquisition date through September 30, 2014, there has been no change in the estimated fair value of the contingent consideration.

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

The proforma impacts of the acquisition on the Company's historical results prior to the acquisition were not material.

7. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2014 (months)	As of September 30, 2014	As of December 31, 2013

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $22,866 and $19,821, respectively)	207	$28,612	6,132
Computer software (net of accumulated amortization of $1,210 and $0, respectively)	44	7,656	—
Trade names (net of accumulated amortization of $156 and $0, respectively)	236	6,266	—
Covenants not to compete (net of accumulated amortization of $12 and $0, respectively)	116	342	—
Total - amortizable intangible assets	181	$42,876	6,132

The Company recorded amortization expense on its intangible assets of $2.0 million and $0.8 million during the three months ended September 30, 2014 and 2013, respectively, and $4.4 million and $2.5 million during the nine months ended September 30, 2014 and 2013, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2014 the Company estimates it will record amortization expense as follows:

2014 (Q4)	$1,984
2015	8,695
2016	5,349
2017	3,862
2018	3,533
2019 and thereafter	19,453
$42,876

8. Goodwill

The change in the carrying amount of goodwill by operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Asset Generation and Management	Total
Balance as of December 31, 2013	$8,596	58,086	8,553	41,883	117,118
Goodwill acquired during the period	—	9,082	—	—	9,082
Balance as of September 30, 2014	$8,596	67,168	8,553	41,883	126,200

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

	Three months ended September 30,
	2014			2013
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$84,330	889	85,219	62,277	553	62,830

Denominator:
Weighted-average common shares outstanding - basic and diluted	45,948,255	484,425	46,432,680	46,086,743	409,869	46,496,612
Earnings per share - basic and diluted	$1.84	1.84	1.84	1.35	1.35	1.35

	Nine months ended September 30,
	2014			2013
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$231,725	2,274	233,999	230,141	2,011	232,152

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,044,429	451,880	46,496,309	46,189,200	404,041	46,593,241
Earnings per share - basic and diluted	$5.03	5.03	5.03	4.98	4.98	4.98

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

10.    Segment Reporting

See note 1 of the notes to consolidated financial statements included in the 2013 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2014
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$5	2	—	7	187,949	1,814	(346)	189,424
Interest expense	—	—	—	—	71,037	1,246	(346)	71,937
Net interest income	5	2	—	7	116,912	568	—	117,487
Less provision for loan losses	—	—	—	—	2,000	—	—	2,000
Net interest income after provision for loan losses	5	2	—	7	114,912	568	—	115,487
Other income:
Loan and guaranty servicing revenue	52,659	—	—	52,659	—	—	—	52,659
Intersegment servicing revenue	13,432	—	—	13,432	—	—	(13,432)	—
Tuition payment processing and campus commerce revenue	—	26,399	—	26,399	—	—	—	26,399
Enrollment services revenue	—	—	22,936	22,936	—	—	—	22,936
Other income	—	—	—	—	4,294	3,356	—	7,650
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments, net	—	—	—	—	29,430	(393)	—	29,037
Derivative settlements, net	—	—	—	—	(4,575)	(259)	—	(4,834)
Total other income	66,091	26,399	22,936	115,426	29,149	2,704	(13,432)	133,847
Operating expenses:
Salaries and benefits	37,062	13,288	4,474	54,824	565	5,709	—	61,098
Cost to provide enrollment services	—	—	14,178	14,178	—	—	—	14,178
Depreciation and amortization	2,558	2,396	41	4,995	—	498	—	5,493
Other	15,028	3,312	1,624	19,964	8,636	8,076	—	36,676
Intersegment expenses, net	906	1,481	761	3,148	13,611	(3,327)	(13,432)	—
Total operating expenses	55,554	20,477	21,078	97,109	22,812	10,956	(13,432)	117,445
Income (loss) before income taxes and corporate overhead allocation	10,542	5,924	1,858	18,324	121,249	(7,684)	—	131,889
Corporate overhead allocation	(2,567)	(856)	(855)	(4,278)	(1,026)	5,304	—	—
Income (loss) before income taxes	7,975	5,068	1,003	14,046	120,223	(2,380)	—	131,889
Income tax (expense) benefit	(3,030)	(1,926)	(381)	(5,337)	(45,684)	4,508	—	(46,513)
Net income	4,945	3,142	622	8,709	74,539	2,128	—	85,376
Net income attributable to noncontrolling interest	—	—	—	—	—	157	—	157
Net income attributable to Nelnet, Inc.	$4,945	3,142	622	8,709	74,539	1,971	—	85,219

	Three months ended September 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$10	—	—	10	158,793	2,201	(767)	160,237
Interest expense	—	—	—	—	56,100	(18)	(767)	55,315
Net interest income	10	—	—	10	102,693	2,219	—	104,922
Less provision for loan losses	—	—	—	—	5,000	—	—	5,000
Net interest income after provision for loan losses	10	—	—	10	97,693	2,219	—	99,922
Other income:
Loan and guaranty servicing revenue	64,582	—	—	64,582	—	—	—	64,582
Intersegment servicing revenue	13,519	—	—	13,519	—	—	(13,519)	—
Tuition payment processing and campus commerce revenue	—	19,927	—	19,927	—	—	—	19,927
Enrollment services revenue	—	—	22,563	22,563	—	—	—	22,563
Other income	—	—	—	—	3,981	4,632	—	8,613
Gain on sale of loans and debt repurchases	—	—	—	—	2,138	—	—	2,138
Derivative market value and foreign currency adjustments, net	—	—	—	—	(12,660)	2,700	—	(9,960)
Derivative settlements, net	—	—	—	—	(6,432)	(256)	—	(6,688)
Total other income	78,101	19,927	22,563	120,591	(12,973)	7,076	(13,519)	101,175
Operating expenses:
Salaries and benefits	29,719	9,229	4,491	43,439	555	4,718	—	48,712
Cost to provide enrollment services	—	—	14,668	14,668	—	—	—	14,668
Depreciation and amortization	2,677	1,117	57	3,851	—	489	—	4,340
Other	19,752	1,908	1,556	23,216	7,939	8,732	—	39,887
Intersegment expenses, net	1,457	1,431	1,139	4,027	13,705	(4,213)	(13,519)	—
Total operating expenses	53,605	13,685	21,911	89,201	22,199	9,726	(13,519)	107,607
Income (loss) before income taxes and corporate overhead allocation	24,506	6,242	652	31,400	62,521	(431)	—	93,490
Corporate overhead allocation	(1,822)	(607)	(607)	(3,036)	(1,302)	4,338	—	—
Income before income taxes	22,684	5,635	45	28,364	61,219	3,907	—	93,490
Income tax (expense) benefit	(8,620)	(2,141)	(17)	(10,778)	(23,263)	3,597	—	(30,444)
Net income	14,064	3,494	28	17,586	37,956	7,504	—	63,046
Net income attributable to noncontrolling interest	—	—	—	—	—	216	—	216
Net income attributable to Nelnet, Inc.	$14,064	3,494	28	17,586	37,956	7,288	—	62,830

	Nine months ended September 30, 2014
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$25	5	—	30	520,514	6,508	(1,805)	525,247
Interest expense	—	—	—	—	198,449	4,532	(1,805)	201,176
Net interest income	25	5	—	30	322,065	1,976	—	324,071
Less provision for loan losses	—	—	—	—	6,000	—	—	6,000
Net interest income after provision for loan losses	25	5	—	30	316,065	1,976	—	318,071
Other income:
Loan and guaranty servicing revenue	183,876	—	—	183,876	—	—	—	183,876
Intersegment servicing revenue	41,453	—	—	41,453	—	—	(41,453)	—
Tuition payment processing and campus commerce revenue	—	73,468	—	73,468	—	—	—	73,468
Enrollment services revenue	—	—	65,092	65,092	—	—	—	65,092
Other income	—	—	—	—	12,954	28,142	—	41,096
Gain on sale of loans and debt repurchases	—	—	—	—	57	—	—	57
Derivative market value and foreign currency adjustments, net	—	—	—	—	41,755	(2,970)	—	38,785
Derivative settlements, net	—	—	—	—	(16,510)	(767)	—	(17,277)
Total other income	225,329	73,468	65,092	363,889	38,256	24,405	(41,453)	385,097
Operating expenses:
Salaries and benefits	102,462	34,427	12,986	149,875	1,744	15,851	—	167,470
Cost to provide enrollment services	—	—	41,964	41,964	—	—	—	41,964
Depreciation and amortization	8,166	5,669	129	13,964	—	1,526	—	15,490
Other	53,295	8,915	4,917	67,127	24,627	20,926	—	112,680
Intersegment expenses, net	3,113	4,305	2,711	10,129	41,950	(10,626)	(41,453)	—
Total operating expenses	167,036	53,316	62,707	283,059	68,321	27,677	(41,453)	337,604
Income (loss) before income taxes and corporate overhead allocation	58,318	20,157	2,385	80,860	286,000	(1,296)	—	365,564
Corporate overhead allocation	(6,487)	(2,163)	(2,162)	(10,812)	(3,604)	14,416	—	—
Income before income taxes	51,831	17,994	223	70,048	282,396	13,120	—	365,564
Income tax (expense) benefit	(19,695)	(6,837)	(85)	(26,617)	(107,309)	3,724	—	(130,202)
Net income	32,136	11,157	138	43,431	175,087	16,844	—	235,362
Net income attributable to noncontrolling interest	—	—	—	—	—	1,363	—	1,363
Net income attributable to Nelnet, Inc.	$32,136	11,157	138	43,431	175,087	15,481	—	233,999

	Nine months ended September 30, 2013
	Fee-Based
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Enrollment Services	Total Fee- Based	Asset Generation and Management	Corporate Activity and Overhead	Eliminations	Total
Total interest income	$29	—	—	29	472,622	6,708	(2,420)	476,939
Interest expense	—	—	—	—	170,502	3,718	(2,420)	171,800
Net interest income	29	—	—	29	302,120	2,990	—	305,139
Less provision for loan losses	—	—	—	—	15,000	—	—	15,000
Net interest income after provision for loan losses	29	—	—	29	287,120	2,990	—	290,139
Other income:
Loan and guaranty servicing revenue	180,261	—	—	180,261	—	—	—	180,261
Intersegment servicing revenue	42,375	—	—	42,375	—	—	(42,375)	—
Tuition payment processing and campus commerce revenue	—	61,694	—	61,694	—	—	—	61,694
Enrollment services revenue	—	—	76,343	76,343	—	—	—	76,343
Other income	—	—	—	—	11,207	19,110	—	30,317
Gain on sale of loans and debt repurchases	—	—	—	—	10,900	—	—	10,900
Derivative market value and foreign currency adjustments, net	—	—	—	—	35,711	12,130	—	47,841
Derivative settlements, net	—	—	—	—	(21,816)	(1,413)	—	(23,229)
Total other income	222,636	61,694	76,343	360,673	36,002	29,827	(42,375)	384,127
Operating expenses:
Salaries and benefits	86,254	28,015	15,067	129,336	1,709	13,004	—	144,049
Cost to provide enrollment services	—	—	51,097	51,097	—	—	—	51,097
Depreciation and amortization	8,197	3,387	179	11,763	—	1,274	—	13,037
Other	56,173	6,387	4,450	67,010	23,375	18,808	—	109,193
Intersegment expenses, net	3,243	4,350	3,418	11,011	42,955	(11,591)	(42,375)	—
Total operating expenses	153,867	42,139	74,211	270,217	68,039	21,495	(42,375)	317,376
Income before income taxes and corporate overhead allocation	68,798	19,555	2,132	90,485	255,083	11,322	—	356,890
Corporate overhead allocation	(4,332)	(1,443)	(1,443)	(7,218)	(3,095)	10,313	—	—
Income before income taxes	64,466	18,112	689	83,267	251,988	21,635	—	356,890
Income tax (expense) benefit	(24,498)	(6,882)	(261)	(31,641)	(95,755)	3,759	—	(123,637)
Net income	39,968	11,230	428	51,626	156,233	25,394	—	233,253
Net income attributable to noncontrolling interest	—	—	—	—	—	1,101	—	1,101
Net income attributable to Nelnet, Inc.	$39,968	11,230	428	51,626	156,233	24,293	—	232,152

11.    Major Customer
The Company is one of four private sector companies awarded a student loan servicing contract by the Department of Education (the "Department") in June 2009 to provide additional servicing capacity for loans owned by the Department, with new loan volume currently being allocated among the four servicers based on certain performance metrics established by the Department. The servicing contract was originally scheduled to expire in June 2014. Effective as of June 17, 2014, the Department extended the servicing contract for an additional five years through June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $31.2 million and $26.0 million for the three months ended September 30, 2014 and 2013, respectively, and $92.1 million and $68.4 million for the nine months ended September 30, 2014 and 2013, respectively.
12. Related Party Transactions
The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to consolidated financial statements included in the 2013 Annual Report.  The following provides an update for a related party transaction that occurred during the first nine months of 2014.
On January 1, 2014, the Company subparticipated the Company's participation interest in a loan receivable from an unrelated third party to Union Bank and Trust Company ("Union Bank"), an entity under common control with the Company. As of September 30, 2014, the participated portion of the loan was $2.2 million, with an obligation to fund an additional $0.9 million. As part of this agreement, Union Bank will pay the Company monthly servicing fees equal to 40 basis points on the participated portion of the outstanding principal balance of the loan.

13.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2014.

	As of September 30, 2014			As of December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities	$—	143,955	143,955	—	188,279	188,279
Equity securities	3,416	—	3,416	3,282	—	3,282
Debt securities	409	—	409	479	—	479
Total investments	3,825	143,955	147,780	3,761	188,279	192,040
Fair value of derivative instruments	—	68,009	68,009	—	62,507	62,507
Total assets	$3,825	211,964	215,789	3,761	250,786	254,547
Liabilities:
Fair value of derivative instruments	$—	14,814	14,814	—	17,969	17,969
Total liabilities	$—	14,814	14,814	—	17,969	17,969

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$29,975,188	28,701,344	—	—	29,975,188
Cash and cash equivalents	74,579	74,579	74,579	—	—
Investments	147,780	147,780	3,825	143,955	—
Restricted cash	859,302	859,302	859,302	—	—
Restricted cash – due to customers	72,836	72,836	72,836	—	—
Restricted investments	8,205	8,205	8,205	—	—
Accrued interest receivable	352,205	352,205	—	352,205	—
Derivative instruments	68,009	68,009	—	68,009	—
Financial liabilities:
Bonds and notes payable	28,738,353	28,737,456	—	28,738,353	—
Accrued interest payable	25,221	25,221	—	25,221	—
Due to customers	72,836	72,836	72,836	—	—
Derivative instruments	14,814	14,814	—	14,814	—

	As of December 31, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,641,383	25,907,589	—	—	26,641,383
Cash and cash equivalents	63,267	63,267	63,267	—	—
Investments	192,040	192,040	3,761	188,279	—
Restricted cash	727,838	727,838	727,838	—	—
Restricted cash – due to customers	167,576	167,576	167,576	—	—
Restricted investments	7,285	7,285	7,285	—	—
Accrued interest receivable	314,553	314,553	—	314,553	—
Derivative instruments	62,507	62,507	—	62,507	—
Financial liabilities:
Bonds and notes payable	25,577,250	25,955,289	—	25,577,250	—
Accrued interest payable	21,725	21,725	—	21,725	—
Due to customers	167,576	167,576	167,576	—	—
Derivative instruments	17,969	17,969	—	17,969	—

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

Actions Requesting Certifications of Classes

Proceedings or complaints that involve or ask for certifications of classes generally expand the scope of legal defense costs, as well as alleged potential claim amounts. The Company is currently subject to legal proceedings in which the plaintiffs have made allegations that one or more putative classes should be certified by the applicable court. With respect to the three proceedings specifically discussed below, it is significant to note that, no putative class has actually been certified in any of these proceedings, the Company's position is that class certification would be inappropriate in each such proceeding, the Company has entered into agreements in principle to resolve two of the pending matters for immaterial amounts through a court-approved class-wide settlement, and the Company has been granted a motion for a summary judgment dismissing the case and intends to vigorously contest the appeal and class certification in the remaining matter. The Company has accrued an immaterial amount related to the legal proceedings described below. However, due to the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of its exposure to any reasonably possible losses or range of reasonably possible losses, in excess of the amount accrued, cannot currently be made.

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

Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's, CUnet, LLC (“CUnet”), a subsidiary of Nelnet, and on Nelnet (collectively, the "Keating Defendants"), in connection with a lawsuit by Grant Keating in the U.S. Federal District Court for the Northern District of Ohio (the “Ohio District Court”). The lawsuit was originally instituted on August 24, 2011, and alleges that the Keating Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the plaintiff's express consent. The complaint also alleges that this text message violated the TCPA, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleges that the Keating Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent. The complaint seeks to establish a class action. On August 29, 2013, the Keating Defendants filed motions for summary judgment, and the named plaintiff filed a motion for class certification. On May 12, 2014, the Ohio District Court granted the Keating Defendants' motion for summary judgment, dismissing the case. On September 8, 2014, the named plaintiff filed an appeal brief with the Circuit Court of Appeals and on October 22, 2014, two Keating Defendants filed a responsive brief. As of the filing date of this report, the Ohio District Court has not established, recognized, or certified a class. The Keating Defendants intend to continue to defend themselves vigorously in this lawsuit.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2014 and 2013. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to reduced government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, risks related to the Company's ability to maintain or increase volumes under the Company's loan servicing contract with the Department, which accounted for 23 percent of the Company's fee-based revenue in 2013 and for which the loan allocation metrics were modified effective September 1, 2014, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP and Federal Direct Loan Program loans;

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
GAAP net income attributable to Nelnet, Inc.	$85,219	62,830	233,999	232,152
Derivative market value and foreign currency adjustments, net of tax	(18,003)	6,175	(24,047)	(29,661)
Net income, excluding derivative market value and foreign currency adjustments (a)	$67,216	69,005	209,952	202,491

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.84	1.35	5.03	4.98
Derivative market value and foreign currency adjustments, net of tax	(0.39)	0.13	(0.51)	(0.63)
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.45	1.48	4.52	4.35

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

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2014, the Company had a $28.7 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Enrollment Services - commonly called Nelnet Enrollment Solutions ("NES")

For the three months ended September 30, 2014, the Company experienced strong performance from its student loan portfolio, which offset the expected decrease in net income from the Student Loan and Guaranty Servicing operating segment.

The information below provides the operating results for each reportable operating segment for the three and nine months ended September 30, 2014 and 2013 (dollars in millions).

(a)
Revenue includes intersegment revenue of $13.4 million and $13.5 million for the three months ended September 30, 2014 and 2013, respectively, and $41.5 million and $42.4 million for the nine months ended September 30, 2014 and 2013, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was income of $29.4 million and an expense of $12.7 million for the three months ended September 30, 2014 and 2013, respectively, and income of $41.8 million and $35.7 million for the nine months ended September 30, 2014 and 2013, respectively. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was income of $18.2 million and an expense of $7.8 million for the three months ended September 30, 2014 and 2013, respectively, and income of $25.9 million and $22.1 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•	As of September 30, 2014, the Company was servicing $158.7 billion in FFELP, private, and government owned student loans, as compared with $135.0 billion of loans as of September 30, 2013.

•
Federal budget provisions that became effective July 1, 2014 reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP, and rehabilitation collection revenue has been negatively impacted by these provisions. Rehabilitation collection revenue recognized by the Company was $4.4 million and $13.7 million for the three months ended September 30, 2014 and 2013, respectively.

•
Revenue from the Department servicing contract increased to $31.2 million for the three months ended September 30, 2014, compared to $26.0 million for the same period in 2013. As of September 30, 2014, the Company was servicing $130.8 billion of loans for 5.8 million borrowers under this contract.

•
The Department exercised its option to extend the servicing contract an additional five years through June 2019. During the third quarter of 2014, the Department notified the four private sector servicers of several modifications to the servicing contract. These modifications became effective as of September 1, 2014 and included a revised pricing structure and loan allocation metrics and evaluation periods discussed further below.

•
Before tax operating margin was 12.1% and 29.0% for the three months ended September 30, 2014 and 2013, respectively. Operating margin decreased as a result of the implementation of previously announced federal budget reductions for guaranty agencies revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three months ended September 30, 2014 compared to the same period in 2013 due to the acquisition of RenWeb in the second quarter of 2014 and due to increases in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

•
Excluding the amortization of intangibles, before tax operating margin was 26.7% and 32.3% for the three months ended September 30, 2014 and 2013, respectively. The decrease in margin is primarily due to a change in the mix of products and services provided as a result of recent acquisitions.

Asset Generation and Management

•
The Company acquired $5.6 billion of student loans during the first nine months of 2014, including $0.4 billion during the third quarter. The average loan portfolio balance for the three months ended September 30, 2014 and 2013 was $29.3 billion and $24.5 billion, respectively.

•
Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.39 billion as of September 30, 2014.

•
Core student loan spread was 1.53% for the three months ended September 30, 2014, compared to 1.46% for the three months ended June 30, 2014 and 1.57% for the three months ended September 30, 2013. The year over year decrease in student loan spread was the result of recent acquisitions of consolidation loans, which have lower margins but longer terms. The increase in student loan spread for the three months ended September 30, 2014 compared to the three months ended June 30, 2014, was due to an increase in fixed rate floor income. Due to recent loan acquisitions, the Company is earning fixed rate floor income on a larger portfolio.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended September 30, 2014 and 2013, the Company earned $49.2 million and $37.8 million, respectively, of fixed rate floor income (net of $5.4 million and $7.2 million of derivative settlements, respectively, used to hedge such loans). As of September 30, 2014, the Company was earning fixed rate floor income on $13.1 billion of student loans.

•
The provision for loan losses on the Company’s federally insured loans was $2.0 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively.  As the Company’s overall student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

Liquidity and Capital Resources

•	As of September 30, 2014, the Company had cash and investments of $222.4 million.

•	For the nine months ended September 30, 2014, the Company generated $263.1 million in net cash provided by operating activities.

•	The Company has a $350.0 million unsecured line of credit with a maturity date of June 30, 2019. As of September 30, 2014, no amounts were outstanding and $350.0 million was available for future use.

•	During the three months ended September 30, 2014, the Company repurchased a total of 96,792 shares of Class A common stock for $4.0 million ($41.67 per share).

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP student loan acquisitions; strategic acquisitions and investments in its core business areas of loan financing, loan servicing, payment processing, and enrollment services; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and nine months ended September 30, 2014 compared to the same periods in 2013 is summarized below.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013	Additional information
Loan interest	$187,862	158,675	520,224	472,277
Increase is due to an increase in the average student loan portfolio balance, gross fixed rate floor income, and student loan discount accretion (net), partially offset by an increase in consolidation rebate fees.

Investment interest	1,562	1,562	5,023	4,662	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	189,424	160,237	525,247	476,939
Interest expense	71,937	55,315	201,176	171,800	Increase due to an increase in average debt outstanding and an increase in the Company's cost of funds.
Net interest income	117,487	104,922	324,071	305,139	See table below for additional analysis.
Less provision for loan losses	2,000	5,000	6,000	15,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	115,487	99,922	318,071	290,139
Other income:
LGS revenue	52,659	64,582	183,876	180,261	See LGS operating segment - results of operations.
TPP&CC revenue	26,399	19,927	73,468	61,694	See TPP&CC operating segment - results of operations.
NES revenue	22,936	22,563	65,092	76,343	See NES operating segment - results of operations.
Other income	7,650	8,613	41,096	30,317	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	—	2,138	57	10,900
Gains are primarily from the repurchase of the Company's own asset-backed debt securities. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

Derivative settlements, net	(4,834)	(6,688)	(17,277)	(23,229)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	29,037	(9,960)	38,785	47,841
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	133,847	101,175	385,097	384,127
Operating expenses:
Salaries and benefits	61,098	48,712	167,470	144,049	Increase is due to additional personnel to support increased LGS servicing volume and TPP&CC revenue, partially offset by expense reductions at NES.
Cost to provide enrollment services	14,178	14,668	41,964	51,097	See NES operating segment - results of operations.
Depreciation and amortization	5,493	4,340	15,490	13,037
Increase is due to additional expense from the amortization of intangible assets. Intangible amortization expense was $2.0 million, $0.8 million, $4.4 million, and $2.5 million for the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013, respectively.

Other	36,676	39,887	112,680	109,193
Total operating expenses	117,445	107,607	337,604	317,376
Income before income taxes	131,889	93,490	365,564	356,890
Income tax expense	46,513	30,444	130,202	123,637
The effective tax rate was 35.3% and 32.5% in the three months ended September 30, 2014 and 2013, respectively, and 35.75% and 34.75% in the nine months ended September 30, 2014 and 2013, respectively. During the third quarter of 2013, income tax expense was reduced $4.1 million due to the resolution of certain tax positions.

Net income	85,376	63,046	235,362	233,253
Net income attributable to noncontrolling interest	157	216	1,363	1,101
Net income attributable to Nelnet, Inc.	$85,219	62,830	233,999	232,152
Additional information:
Net income attributable to Nelnet, Inc.	$85,219	62,830	233,999	232,152
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

Derivative market value and foreign currency adjustments	(29,037)	9,960	(38,785)	(47,841)
Tax effect	11,034	(3,785)	14,738	18,180
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$67,216	69,005	209,952	202,491

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	Additional information
Variable student loan interest margin, net of settlements on derivatives	$63,390	59,100	176,413	172,797
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	49,206	37,810	130,657	109,582
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	1,562	1,562	5,023	4,662
Non-portfolio related derivative settlements	(259)	(256)	(767)	(1,413)
Corporate debt interest expense	(1,246)	18	(4,532)	(3,718)
Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit. During the third quarter of 2013, the Company reversed $1.3 million of interest expense related to the resolution of certain tax positions.

Net interest income (net of settlements on derivatives)	$112,653	98,234	306,794	281,910

The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Borrower late fee income	$3,676	2,927	10,920	9,665
Investment advisory fees (a)	1,815	2,352	14,043	11,516
Realized and unrealized gains/(losses) on investments, net	(267)	1,154	9,024	2,150
Other	2,426	2,180	7,109	6,986
Other income	$7,650	8,613	41,096	30,317

(a)
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, earns annual fees of up to 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of securities are becoming more limited. As of September 30, 2014, WRCM was managing an investment portfolio of $906.1 million for third-party entities.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$23,727	$22,650	$21,237	$20,820	$20,629	$20,715	$21,397	$21,192	$21,110	$20,511
% of total	38.6%	29.8%	21.8%	18.5%	17.7%	15.3%	15.5%	14.3%	14.1%	12.9%
Number of servicing borrowers:
Government servicing:	2,804,502	3,036,534	3,892,929	4,261,637	4,396,341	5,145,901	5,305,498	5,438,933	5,465,395	5,824,743
FFELP servicing:	1,912,748	1,799,484	1,626,146	1,586,312	1,529,203	1,507,452	1,462,122	1,426,435	1,390,541	1,404,619
Private servicing:	155,947	164,554	173,948	170,224	173,588	178,935	195,580	191,606	186,863	200,095
Total:	4,873,197	5,000,572	5,693,023	6,018,173	6,099,132	6,832,288	6,963,200	7,056,974	7,042,799	7,429,457

Number of remote hosted borrowers:	545,456	9,566,296	6,912,204	5,001,695	3,218,896	1,986,866	1,915,203	1,796,287	1,735,594	1,677,547

Modification of Government Servicing Contract

As previously reported, the Company is one of four private sector companies awarded a student loan servicing contract by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department, with new loan volume currently being allocated among the four servicers based on certain performance metrics established by the Department. Under the servicing contract, the Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. The amount paid per each unique borrower is dependent on the status of the borrower (such as in school or in repayment). The servicing contract was originally scheduled to expire in June 2014. Effective as of June 17, 2014, the Department extended the servicing contract with the Company for an additional five years through June 16, 2019. Effective as of September 1, 2014, the Department modified the loan allocation metrics and pricing under the loan servicing contract.

The modification provided that certain amounts to be paid under the servicing contract as determined by borrower status changed effective September 1, 2014. Based on the Company’s current portfolio of borrowers, the Company does not expect the initial weighted average revenue earned per unique borrower to be significantly different under the revised pricing structure than under the pre-modification pricing structure.

In addition, the modification provided that the Department will begin allocating new loan volume among the four servicers based on the following performance metrics:

•	Two metrics will measure the satisfaction among separate customer groups, including borrowers (35 percent) and Federal Student Aid personnel who work with the servicers (5 percent).

•
Three metrics will measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default as reflected by the percentage of borrowers in current repayment status (30 percent), percentage of borrowers more than 90 days but less than 271 days delinquent (15 percent), and percentage of borrowers over 270 days and less than 361 days delinquent (15 percent).

The allocation of ongoing volume will be determined twice each year based on the performance of each servicer in relation to the other servicers. Quarterly results will be compiled for each servicer. The average of the September and December quarter end results will be used to allocate volume for the period from March 1 to August 31, and the average of the March and June quarter end results will be used to allocate volume for the period from September 1 to February month end, of each year.

Based on the pre-modification performance metrics, the Company was ranked second out of the four Department servicers for the fifth year of the servicing contract and will be allocated 26 percent of new loan volume originated by the Department during the period from August 15, 2014 to February 28, 2015. The Department projects it will originate new loans for 3.1 million borrowers during this period.

The Department also has contracts with seven not-for-profit entities to service student loans. These entities have operated under separate pricing and performance metrics, but beginning October 1, 2014, the changes discussed above will also be extended to the not-for-profit entities so that all Department servicers will operate under common pricing and performance metrics. While previously these entities have only serviced existing loans, they will also begin to receive a total of 25 percent of new borrower accounts in early 2015. This will decrease new allocation volume for the Company.

The Company will continue to enhance its servicing processes, procedures, and expense structure to provide the best service possible to borrowers, compete for greater allocation under the new metrics, and be extremely efficient.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2014	2013	2014	2013
Net interest income	$5	10	25	29
Loan and guaranty servicing revenue	52,659	64,582	183,876	180,261	See table below for additional analysis.
Intersegment servicing revenue	13,432	13,519	41,453	42,375	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment.
Total other income	66,091	78,101	225,329	222,636
Salaries and benefits	37,062	29,719	102,462	86,254	Increase due to additional personnel to support the increase in volume under the Department servicing contract.
Depreciation and amortization	2,558	2,677	8,166	8,197
Other expenses	15,028	19,752	53,295	56,173
Decrease due to a reduction in guaranty collection costs incurred related to rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Collection costs were $2.2 million, $5.7 million, $14.3 million, and $16.7 million for the three months ended September 30, 2014 and 2013, and nine months ended September 30, 2014 and 2013, respectively.

Intersegment expenses, net	906	1,457	3,113	3,243
Total operating expenses	55,554	53,605	167,036	153,867
Income before income taxes and corporate overhead allocation	10,542	24,506	58,318	68,798
Corporate overhead allocation	(2,567)	(1,822)	(6,487)	(4,332)
Income before income taxes	7,975	22,684	51,831	64,466
Income tax expense	(3,030)	(8,620)	(19,695)	(24,498)
Net income	$4,945	14,064	32,136	39,968
Before tax operating margin	12.1%	29.0%	23.0%	29.0%
This segment experienced a reduction in operating margin as a result of the implementation of previously announced federal budget reductions for guaranty agencies revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2014	2013	2014	2013
Government servicing	$31,196	25,963	92,071	68,425	Increase due to an increase in the number of borrowers serviced under the Department servicing contract.
FFELP servicing	3,301	4,688	9,833	16,210	Decrease will continue as third-party customers’ FFELP portfolios run off.
Private servicing	2,708	2,410	7,754	7,067
FFELP guaranty servicing	2,745	3,027	8,804	9,220	Revenue from guaranty servicing will decrease going forward as FFELP portfolios run off and guaranty volume decreases.
FFELP guaranty collection	7,109	18,639	45,429	54,299
The Company earns revenue from getting defaulted FFELP loan assets current on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, recent federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue recognized by the Company for the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013 was $4.4 million, $13.7 million, $35.1 million, and $39.4 million, respectively. The Company anticipates this revenue will continue to be negatively impacted as a result of these federal budget provisions.

Software services	4,750	9,389	17,494	23,861
A contract with a significant remote hosted customer expired in December 2013. Revenue earned from this customer for the three and nine months ended September 30, 2013 was $2.2 million and $6.8 million, respectively. In addition, software services revenue decreased due to a decrease in the number of borrowers from other remote hosted customers.

Other	850	466	2,491	1,179
Loan and guaranty servicing revenue	$52,659	64,582	183,876	180,261

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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2014	2013	2014	2013
Net interest income	$2	—	5	—
Tuition payment processing and campus commerce revenue	26,399	19,927	73,468	61,694
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

Salaries and benefits	13,288	9,229	34,427	28,015
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.

Depreciation and amortization	2,396	1,117	5,669	3,387
Increase due to the additional amortization of intangibles from the purchase of RenWeb described above. Amortization of intangible assets for the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013 was $2.0 million, $0.8 million, $4.4 million, and $2.5 million, respectively.

Other expenses	3,312	1,908	8,915	6,387
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional expenses to support the increase in payment plans and continued system maintenance and enhancements.

Intersegment expenses, net	1,481	1,431	4,305	4,350
Total operating expenses	20,477	13,685	53,316	42,139
Income before income taxes and corporate overhead allocation	5,924	6,242	20,157	19,555
Corporate overhead allocation	(856)	(607)	(2,163)	(1,443)
Income before income taxes	5,068	5,635	17,994	18,112
Income tax expense	(1,926)	(2,141)	(6,837)	(6,882)
Net income	$3,142	3,494	11,157	11,230
Before tax operating margin	19.2%	28.3%	24.5%	29.4%
Excluding the amortization of intangibles, before tax operating margin was 26.7%, 32.3%, 30.5%, and 33.4% for the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013, respectively. The decrease in margin is primarily due to a change in the mix of products and services provided as a result of recent acquisitions.

ENROLLMENT SERVICES OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2014	2013	2014	2013
Enrollment services revenue	$22,936	22,563	65,092	76,343	See table below for additional analysis.
Salaries and benefits	4,474	4,491	12,986	15,067	Decrease due to cost saving measures initiated by the Company in reaction to the ongoing decline in revenue.
Cost to provide enrollment services	14,178	14,668	41,964	51,097	See table below for additional analysis.
Depreciation and amortization	41	57	129	179
Other expenses	1,624	1,556	4,917	4,450
Intersegment expenses, net	761	1,139	2,711	3,418
Total operating expenses	21,078	21,911	62,707	74,211
Income before income taxes and corporate overhead allocation	1,858	652	2,385	2,132
Corporate overhead allocation	(855)	(607)	(2,162)	(1,443)
Income before income taxes	1,003	45	223	689
Income tax expense	(381)	(17)	(85)	(261)
Net income	$622	28	138	428
Before tax operating margin	4.4%	0.2%	0.3%	0.9%

The following tables summarize the components of "Enrollment services revenue" and "Cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (b)	Digital marketing	Content solutions (c)	Total
	Three months ended September 30, 2014
Enrollment services revenue	$13,934	821	1,023	1,071	6,087	22,936
Cost to provide enrollment services	12,391	—	755	63	969	14,178
Gross profit	$1,543	821	268	1,008	5,118	8,758
Gross profit %	11.1%		26.2%

	Three months ended September 30, 2013
Enrollment services revenue	$13,386	988	3,186	1,016	3,987	22,563
Cost to provide enrollment services	11,750	—	2,183	53	682	14,668
Gross profit	$1,636	988	1,003	963	3,305	7,895
Gross profit %	12.2%		31.5%

	Nine months ended September 30, 2014
Enrollment services revenue	$39,978	2,835	6,382	3,047	12,850	65,092
Cost to provide enrollment services	35,320	—	4,186	198	2,260	41,964
Gross profit	$4,658	2,835	2,196	2,849	10,590	23,128
Gross profit %	11.7%		34.4%

	Nine months ended September 30, 2013
Enrollment services revenue	$46,953	2,997	11,492	3,014	11,887	76,343
Cost to provide enrollment services	41,602	—	7,412	170	1,913	51,097
Gross profit	$5,351	2,997	4,080	2,844	9,974	25,246
Gross profit %	11.4%		35.5%

(a)
Inquiry management (marketing) revenue increased $0.5 million (4.1%) and decreased $7.0 million (14.9%) for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. Revenue from this service has been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

(b)
Inquiry generation revenue decreased $2.2 million (67.9%) and $5.1 million (44.5%) for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. Effective August 29, 2014, the Company stopped providing inquiry generation services. The impact to net income as a result of shutting down the inquiry generation services is immaterial.

(c)
Content solutions revenue increased $2.1 million (52.6%) and $1.0 million (8.1%) for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively, due to the recognition of a $1.1 million gain on the sale of an investment during the third quarter of 2014.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of September 30, 2014, the Company had a $28.7 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of September 30, 2014 and December 31, 2013, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$29,579,785	24,718,368	26,121,306	24,995,880
Loan acquisitions	367,816	1,053,972	5,555,714	2,200,756
Repayments, claims, capitalized interest, participations, and other	(730,654)	(750,422)	(2,104,724)	(1,896,771)
Consolidation loans lost to external parties	(287,723)	(134,578)	(643,066)	(400,874)
Loans sold	(2)	—	(8)	(11,651)
Ending balance	$28,929,222	24,887,340	28,929,222	24,887,340

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

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligations for the three and nine months ended September 30, 2014 and 2013, and a summary of the Company's student loan delinquency amounts as of September 30, 2014, December 31, 2013, and September 30, 2013, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

The Company's provision for loan losses and charge-offs of federally insured loans has decreased during the first nine months of 2014 as compared to 2013. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Nine months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Variable student loan yield, gross	2.58%	2.54%	2.58%	2.55%	2.57%
Consolidation rebate fees	(0.83)	(0.82)	(0.76)	(0.82)	(0.77)
Discount accretion, net of premium and deferred origination costs amortization	0.05	0.06	0.02	0.05	0.03
Variable student loan yield, net	1.80	1.78	1.84	1.78	1.83
Student loan cost of funds - interest expense	(0.95)	(0.95)	(0.89)	(0.94)	(0.90)
Student loan cost of funds - derivative settlements	0.01	0.01	0.01	0.01	0.01
Variable student loan spread	0.86	0.84	0.96	0.85	0.94
Fixed rate floor income, net of settlements on derivatives	0.67	0.62	0.61	0.63	0.59
Core student loan spread	1.53%	1.46%	1.57%	1.48%	1.53%

Average balance of student loans	$29,328,743	28,163,626	24,491,516	27,802,474	24,690,493
Average balance of debt outstanding	29,485,652	28,229,140	24,470,096	27,860,552	24,707,389

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

Variable student loan spread decreased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 as a result of recent acquisitions of consolidation loans, which have lower margins but longer terms.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Nine months ended
	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Fixed rate floor income, gross	$54,627	50,581	44,988	150,002	133,599
Derivative settlements (a)	(5,421)	(6,974)	(7,178)	(19,345)	(24,017)
Fixed rate floor income, net	$49,206	43,607	37,810	130,657	109,582
Fixed rate floor income contribution to spread, net	0.67%	0.62%	0.61%	0.63%	0.59%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Fixed rate floor income has increased during 2014 due to recent purchases of loans earning fixed rate floor income. In addition, as derivative instruments used to hedge student loans earning fixed rate floor income continue to expire, the Company is paying less in derivative settlements.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2014	2013	2014	2013
Net interest income after provision for loan losses	$114,912	97,693	316,065	287,120	See table below for additional analysis.
Other income	4,294	3,981	12,954	11,207
The primary component of other income is borrower late fees, which were $3.7 million, $2.9 million, $10.9 million, and $9.7 million for the three months ended September 30, 2014 and 2013 and nine months ended September 30, 2014 and 2013, respectively.

Gain on sale of loans and debt repurchases	—	2,138	57	10,900
Gains are primarily from the Company repurchasing its own asset-backed debt securities. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited.

Derivative market value and foreign currency adjustments, net	29,430	(12,660)	41,755	35,711
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(4,575)	(6,432)	(16,510)	(21,816)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income	29,149	(12,973)	38,256	36,002
Salaries and benefits	565	555	1,744	1,709
Other expenses	8,636	7,939	24,627	23,375	Increase due to higher third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.
Intersegment expenses, net	13,611	13,705	41,950	42,955	Amount includes fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio.
Total operating expenses	22,812	22,199	68,321	68,039
Income before income taxes and corporate overhead allocation	121,249	62,521	286,000	255,083
Corporate overhead allocation	(1,026)	(1,302)	(3,604)	(3,095)
Income before income taxes	120,223	61,219	282,396	251,988
Income tax expense	(45,684)	(23,263)	(107,309)	(95,755)
Net income	$74,539	37,956	175,087	156,233

Additional information:
Net income	$74,539	37,956	175,087	156,233
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

Derivative market value and foreign currency adjustments, net	(29,430)	12,660	(41,755)	(35,711)
Tax effect	11,183	(4,811)	15,867	13,570
Net income, excluding derivative market value and foreign currency adjustments	$56,292	45,805	149,199	134,092

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2014	2013	2014	2013
Variable interest income, net of settlements on derivatives	$191,717	159,917	532,260	477,391	Increase due to an increase in the average student loan portfolio.
Consolidation rebate fees	(61,293)	(46,886)	(170,487)	(141,423)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	3,657	1,402	11,284	4,910	Increase due to the Company's purchase of loans at a net discount over the last several years.
Interest on bonds and notes payable	(70,691)	(55,333)	(196,644)	(168,081)	Increase due to an increase in the average debt outstanding and an increase in the Company's cost of funds.
Variable student loan interest margin, net of settlements on derivatives	63,390	59,100	176,413	172,797
Fixed rate floor income, net of settlements on derivatives	49,206	37,810	130,657	109,582
The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has increased year over year due to recent purchases of loans earning fixed rate floor income.

Investment interest	87	118	290	345
Intercompany interest	(346)	(767)	(1,805)	(2,420)
Provision for loan losses - federally insured	(2,000)	(5,000)	(7,000)	(16,000)
Recovery of loan losses - non-federally insured	—	—	1,000	1,000
Net interest income after provision for loan losses (net of settlements on derivatives)	$110,337	91,261	299,555	265,304

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

Sources of Liquidity Currently Available

As of September 30, 2014, the Company had cash and investments of $222.4 million. In addition, the Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company's net cash provided by operating activities was $263.1 million and $387.2 million, respectively.

In addition, the Company has an unsecured line of credit that matures on June 30, 2019. As of September 30, 2014, nothing was outstanding on the unsecured line of credit and $350.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has purchased certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2014, the Company holds $100.1 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the nine months ended September 30, 2014, the Company generated $263.1 million from operating activities, compared to $202.6 million for the same period in 2013. The increase in cash provided by operating activities reflects changes in the adjustments to net income for non-cash depreciation and amortization and non-cash fair value adjustments for derivatives. These factors were offset by non-cash foreign currency transaction adjustments related to the Company's Euro denominated bonds payable and the purchase of student loans held for sale during 2013. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period.  Net purchased accrued interest was $48.8 million and $28.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash used in investing activities and cash provided by financing activities for the nine months ended September 30, 2014 was $0.6 billion and $0.3 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2014
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$28,197,754	5/25/18 - 8/26/52
FFELP warehouse facilities	787,042	1/17/16 - 6/11/17
Other borrowings	63,504	11/14/14 - 12/31/18
	$29,048,300

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

As of September 30, 2014, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.39 billion as detailed below.  The $2.39 billion includes approximately $616.3 million (as of September 30, 2014) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2014.  As of September 30, 2014, the Company had $28.0 billion of loans included in asset-backed securitizations, which represented 97.1 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2014 or loans acquired subsequent to September 30, 2014.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.39 billion
(dollars below in millions)

$350
$300
$250
$200
$150
$100
$50
$-
$90
$325
$205
$175
$140
$140
$195
$240
$170
$185
$80
$70
$100
$275
2014 (Q4)
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027 and after

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity and default rates.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $260 million to $320 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2014, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $2.5 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2014, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $1.75 billion, of which $787.0 million was outstanding, and $963.0 million was available for future use. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of September 30, 2014, the Company had $45.2 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2014, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2014, $549.0 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first three quarters of 2014, the Company completed six asset-backed securitizations totaling $3.2 billion. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities, including additional purchased FFELP loans, and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2014, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of September 30, 2014, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $14.8 million.

Other Debt Facilities

As previously discussed, the Company has a $350.0 million unsecured line of credit with a maturity date of June 30, 2019. As of September 30, 2014, nothing was outstanding on the unsecured line of credit and $350.0 million was available for future use.

The Company has issued Hybrid Securities that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of September 30, 2014, $96.5 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income. For the nine months ended September 30, 2014, the Company recognized a gain of approximately $57,000 from the repurchase of $4.0 million (par value) of its own asset-backed debt securities.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the first nine months of 2014 are shown below. For additional information on stock repurchases during the third quarter of 2014, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2014	20,564	$869	$42.27
Quarter ended June 30, 2014	209,940	8,435	40.18
Quarter ended September 30, 2014	96,792	4,033	41.67
Total	327,296	$13,337	$40.75

As of September 30, 2014, 3,572,465 shares remain authorized for repurchase under the Company's stock repurchase program.

Dividends

On September 15, 2014, the Company paid a third quarter 2014 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2014 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The fourth quarter cash dividend will be paid on December 15, 2014, to shareholders of record at the close of business on December 1, 2014.

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

In May 2014, the FASB issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance once it becomes effective on January 1, 2017. Early application is not permitted, and the standard allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact this standard will have on its ongoing financial reporting, and has not yet selected a method of transition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of September 30, 2014		As of December 31, 2013
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$13,060,286	45.1%	$11,090,583	42.5%
Variable-rate loan assets	15,868,936	54.9	15,030,723	57.5
Total	$28,929,222	100.0%	$26,121,306	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	29,144,757	100.0	26,213,345	100.0
Total	$29,144,757	100.0%	$26,213,345	100.0%

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

No variable-rate floor income was earned by the Company during 2013 and 2014. A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed rate floor income, gross	$54,627	44,988	150,002	133,599
Derivative settlements (a)	(5,421)	(7,178)	(19,345)	(24,017)
Fixed rate floor income, net	$49,206	37,810	130,657	109,582

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2014 and 2013 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

Fixed rate floor income has increased during 2014 due to recent purchases of loans earning fixed rate floor income. In addition, as derivative instruments used to hedge student loans earning fixed rate floor income continue to expire, the Company is paying less in derivative settlements.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of September 30, 2014.

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.88%	0.24%	$1,903,488
3.0 - 3.49%	3.20%	0.56%	2,381,809
3.5 - 3.99%	3.65%	1.01%	2,338,828
4.0 - 4.49%	4.20%	1.56%	1,789,966
4.5 - 4.99%	4.72%	2.08%	1,109,361
5.0 - 5.49%	5.22%	2.58%	695,994
5.5 - 5.99%	5.67%	3.03%	401,272
6.0 - 6.49%	6.18%	3.54%	469,818
6.5 - 6.99%	6.71%	4.07%	448,273
7.0 - 7.49%	7.17%	4.53%	186,016
7.5 - 7.99%	7.71%	5.07%	324,296
8.0 - 8.99%	8.18%	5.54%	724,664
> 9.0%	9.04%	6.40%	286,501
			$13,060,286

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2014, the weighted average estimated variable conversion rate was 1.84% and the short-term interest rate was 16 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2014 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2015	$1,100,000	0.89
2016	750,000	0.85
2017	1,250,000	0.86
	$3,100,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2014:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$27,889,243	—
3 month Treasury bill	Daily	962,356	—
3 month LIBOR (a) (b)	Quarterly	—	17,079,902
1 month LIBOR	Monthly	—	9,998,242
Auction-rate or remarketing (c)	Varies	—	1,557,875
Asset-backed commercial paper (d)	Varies	—	348,777
Other (e)		196,701	63,504
		$29,048,300	29,048,300

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2014:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(1)	150,000
2040	(2)	200,000
		$8,000,000	(3)
(1)This derivative has a forward effective start date in 2015.
(2)This derivative has a forward effective start date in 2020.

(3)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2014 was one-month LIBOR plus 3.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a derivative instrument (cross-currency interest rate swap) that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”) or through a remarketing utilizing remarketing agents (“Variable Rate Demand Notes”). As of September 30, 2014, the Company was sponsor for $1.3 billion of Auction Rate Securities and $219.2 million of Variable Rate Demand Notes.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(22,349)	(16.9)%	$(40,712)	(30.9)%	$(4,448)	(3.4)%	$(13,345)	(10.1)%
Impact of derivative settlements	8,669	6.5	26,009	19.8	1,928	1.5	5,785	4.4
Increase (decrease) in net income before taxes	$(13,680)	(10.4)%	$(14,703)	(11.1)%	$(2,520)	(1.9)%	$(7,560)	(5.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.18)		$(0.20)		$(0.03)		$(0.10)

	Three months ended September 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(17,720)	(19.1)%	$(31,517)	(33.7)%	$(4,021)	(4.3)%	$(12,063)	(12.9)%
Impact of derivative settlements	13,495	14.4	40,484	43.3	1,755	1.9	5,266	5.6
Increase (decrease) in net income before taxes	$(4,225)	(4.7)%	$8,967	9.6%	$(2,266)	(2.4)%	$(6,797)	(7.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.06)		$0.12		$(0.03)		$(0.09)

	Nine months ended September 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(59,536)	(16.3)%	$(104,486)	(28.6)%	$(12,904)	(3.5)%	$(38,714)	(10.6)%
Impact of derivative settlements	32,453	8.9	97,360	26.7	5,721	1.5	17,166	4.7
Increase (decrease) in net income before taxes	$(27,083)	(7.4)%	$(7,126)	(1.9)%	$(7,183)	(2.0)%	$(21,548)	(5.9)%
Increase (decrease) in basic and diluted earnings per share	$(0.36)		$(0.10)		$(0.09)		$(0.29)

	Nine months ended September 30, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(51,406)	(14.4)%	$(89,558)	(25.1)%	$(12,648)	(3.6)%	$(37,943)	(10.7)%
Impact of derivative settlements	47,899	13.4	143,696	40.3	4,945	1.4	14,836	4.2
Increase (decrease) in net income before taxes	$(3,507)	(1.0)%	$54,138	15.2%	$(7,703)	(2.2)%	$(23,107)	(6.5)%
Increase (decrease) in basic and diluted earnings per share	$(0.05)		$0.72		$(0.10)		$(0.31)

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in response to Item 1A of Part I of such Form 10-K, except as set forth below.

The CFPB is currently reviewing the Company, as well as other participants in the student loan servicing industry, which could result in material fines, penalties, and other adverse regulatory actions.

As previously described in the Company’s 2013 Form 10-K, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) represents a comprehensive overhaul of the regulatory framework for the financial services industry within the United States, and established the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to regulate a wide range of consumer financial products and services.  On December 3, 2013, the CFPB issued a rule that allows them to supervise the largest nonbank student loan servicers. Under the rule, Nelnet and the other large student loan servicers will be examined periodically by the CFPB to ensure compliance with federal consumer protection laws, including the provisions of the Dodd-Frank Act concerning unfair, deceptive, or abusive acts or practices.

The CFPB is currently conducting its initial supervisory examination of the large nonbank student loan servicers, including the Company.    If the CFPB were to determine the Company is not in compliance, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, adverse regulatory actions, changes in our business practices, or other actions.  However, we are unable to estimate at this time any potential financial or other impact that could result from the CFPB’s examination, in the event that any adverse regulatory actions occur.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2014 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2014	50,468	$40.78	49,967	3,617,850
August 1 - August 31, 2014	6,085	40.99	6,085	3,611,765
September 1 - September 30, 2014	40,239	42.88	39,300	3,572,465
Total	96,792	$41.67	95,352

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 501 shares, 0 shares, and 939 shares in July, August, and September 2014, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

ITEM 6.  EXHIBITS

10.1
Modification of Contract dated effective as of September 1, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 2, 2014 and incorporated herein by reference.

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

NELNET, INC.

Date:	November 6, 2014	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

By:	/s/ JAMES D. KRUGER
Name:	James D. Kruger
Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer