Form 10-K
period 2014-12-31
NELNET INC
filed 2015-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
COMMISSION FILE NUMBER 001-31924
NELNET, INC.
(Exact name of registrant as specified in its charter)

NEBRASKA (State or other jurisdiction of incorporation or organization)	84-0748903 (I.R.S. Employer Identification No.)
121 SOUTH 13TH STREET, SUITE 100 LINCOLN, NEBRASKA (Address of principal executive offices)	68508 (Zip Code)
 Registrant’s telephone number, including area code: (402) 458-2370

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
TITLE OF EACH CLASS: Class A Common Stock, Par Value $0.01 per Share
NAME OF EACH EXCHANGE ON WHICH REGISTERED: New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X ]   Accelerated filer [ ] Non-accelerated filer [  ] Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $41.43 per share, was $1,092,770,730. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2015, there were 34,663,780 and 11,486,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2015 Annual Meeting of Shareholders, scheduled to be held May 14, 2015, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2014

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

The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from recently purchased securitized and unsecuritized FFELP student loans and initiatives to purchase additional FFELP and private education loans, and risks from changes in levels of student loan prepayment or default rates;

•
financing and liquidity risks, including risks of changes in the general interest rate environment and in the securitization and other financing markets for student loans, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to reduced government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, risks related to the Company's ability to maintain or increase volumes under the Company's loan servicing contract with the U.S. Department of Education (the "Department"), which accounted for approximately 10 percent of the Company's revenue in 2014 and for which the loan allocation metrics were modified effective September 1, 2014, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education loans;

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

PART I.
ITEM 1. BUSINESS

Overview

Nelnet, Inc. (the “Company”) provides educational services in loan servicing, payment processing, education planning, and asset management. These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the FFEL Program. A detailed description of the FFEL Program is included in Appendix A to this report.

The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”) eliminated new loan originations under the FFEL Program effective July 1, 2010 and requires that all new federal student loan originations be made through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio and other FFELP service offerings. As of December 31, 2014, the Company had a $28.0 billion student loan portfolio that will amortize over the next 25 years. Interest income on the Company's existing FFELP loan portfolio, as well as fee-based revenue from FFELP guaranty and third-party servicing, will decline over time as the Company's and the Company's third-party lender clients' FFELP loan portfolios are paid down. However, the Company believes there will be opportunities to purchase additional FFELP loan portfolios from current FFELP loan holders looking to adjust their FFELP businesses, which will generate incremental earnings and cash flow.

To reduce its reliance on interest income on student loans, the Company has expanded its educational services and products. In addition, in June 2009, the Company was awarded a contract to service federally-owned student loans for the Department. As of December 31, 2014, the Company was servicing $133.6 billion of student loans for 5.9 million borrowers on behalf of the Department.

Customers

The Company serves several different groups of customers, including:

•	Students and families

•	Colleges and universities, specifically financial aid, business, and admissions offices

•	Private, faith-based, and other K-12 schools

•	Lenders and student loan servicers

•	Government entities

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

(1) Source: Digest of Education Statistics 2013, National Center for Education Statistics, U.S. Department of Education, December 2014, NCES 2014-015

Operating Segments

The Company has three reportable operating segments with several different brands. The Company's reportable operating segments offer a broad range of services designed to simplify education planning and financing for students and families and the administrative and financial processes for schools and financial institutions. The Company's reportable operating segments include:

Student Loan and Guaranty Servicing

•	Referred to as Nelnet Diversified Solutions (“NDS”)

•	Focuses on student loan servicing, student loan servicing-related technology solutions, and outsourcing services for lenders, guaranty agencies, and other entities

•	Includes the brands Nelnet Loan Servicing, Firstmark Services, Nelnet Guarantor Solutions, 5280 Solutions, CampusGuard, Proxi, and U-Fi

Tuition Payment Processing and Campus Commerce

•	Commonly known as Nelnet Business Solutions (“NBS”)

•	Focuses on tuition payment plans, financial needs assessment services, online payment and refund processing, and school information system software

•	Includes the brands FACTS Management and RenWeb

Asset Generation and Management

•	Includes the acquisition and management of the Company's student loan assets

Segment Operating Results

The Company's reportable operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The Company includes separate financial information about its reportable segments, including revenues, net income or loss, and total assets for each of the Company's reportable segments, for the last three fiscal years in note 14 of the notes to consolidated financial statements included in this report. In 2014, management determined that the Company's Enrollment Services business no longer met the quantitative thresholds for which separate information about an operating segment is required. For segment reporting purposes, business activities and operating segments that are not reportable are combined and included in "Corporate and Other Activities." Beginning in 2014, the operating results of Enrollment Services are included with Corporate and Other Activities. Prior period segment operating results were restated to conform to the current period presentation.

Student Loan and Guaranty Servicing

The primary service offerings of this operating segment include:

•	Servicing federally-owned student loans for the Department

•	Servicing FFELP loans

•	Marketing, originating, and servicing private education loans

•	Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

•	Providing student loan servicing software and other information technology products and services

•	Providing outsourced services including call center, processing, and marketing services

As of December 31, 2014, the Company serviced $161.6 billion of student loans for 7.5 million borrowers. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Student Loan and Guaranty Servicing Operating Segment - Results of Operations - Student Loan Servicing Volumes" for additional information related to the Company's servicing volume.

Servicing federally-owned student loans for the Department

The Company is one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") awarded a student loan servicing contract by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department, with new loan volume currently being allocated among the four servicers based on certain performance metrics established by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. Under the servicing contract, the Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. The amount paid per each unique borrower is dependent on the status of the borrower (such as in school or in repayment). The servicing contract was originally scheduled to expire in June 2014. Effective as of June 17, 2014, the Department extended the servicing contract with the Company for an additional five years through June 16, 2019.

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

The Department also has contracts with 32 not-for-profit entities to service student loans that are serviced by seven prime servicers. These entities have operated under separate pricing and performance metrics, but effective as of October 1, 2014, the changes discussed above were also extended to the not-for-profit entities so that all Department servicers now operate under common pricing and performance metrics. While previously these entities have only serviced existing loans, effective January 1, 2015 they began to receive a total of 25 percent of new borrower loan volume. This will decrease new allocation volume for the Company.

Based on the pre-modification performance metrics, the Company was ranked second out of the four Department servicers for the fifth year of the servicing contract and was allocated 26 percent of new loan volume originated by the Department during the period from August 15, 2014 to February 28, 2015. As of the filing of this report, the Department has not announced the September and December 2014 quarter end performance results based on the modified metrics.

As of December 31, 2014, the Company was servicing $133.6 billion of student loans for 5.9 million borrowers under this contract.
Incremental revenue components earned by the Company from the Department (in addition to loan servicing revenues) include:

•
Administration of the Total and Permanent Disability (TPD) Discharge program. The Company processes applications for the TPD Discharge program and is responsible for discharge, monitoring, and servicing of TPD loans. Individuals who are totally and permanently disabled may qualify for a discharge of their federal student loans, and the Company processes applications under the program and receives a fee from the Department on a per application basis, as well as a monthly servicing fee during the monitoring period. The Company is the exclusive provider of this service to the Department.

•
Origination of consolidation loans. Beginning in 2014, the Department implemented a new process to outsource the origination of consolidation loans whereby each of the four TIVAS receives Federal Direct Loan consolidation origination volume based on borrower choice. The Department pays the Company a fee for each completed consolidation loan application it processes. The Company services the consolidation volume it originates.

The Department is the Company's largest customer, representing approximately 10 percent of the Company's revenue in 2014.
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

The Company serviced FFELP loans on behalf of 38 third-party servicing customers as of December 31, 2014. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan contract servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.

The elimination of new FFELP loan originations in July 2010 will cause FFELP servicing revenue to decline as FFELP loan portfolios are paid down. However, the Company believes there will be opportunities to service additional FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses.

Originating and servicing private education student loans

The Student Loan and Guaranty Servicing operating segment conducts origination and servicing activities for private education loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFELP. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' resources. Although similar in terms of activities and functions as FFELP loan servicing (i.e., application processing, disbursement processing, payment processing, customer service, statement distribution, and reporting), private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company serviced private education loans on behalf of 29 third-party servicing customers as of December 31, 2014.

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

The Company's three guaranty servicing customers are Tennessee Student Assistance Corporation, College Assist, and the National Student Loan Program.

A significant portion of guaranty servicing revenue earned by the Company relates to rehabilitating defaulted FFELP loans (collection services).  Recent federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. These provisions reduced the amount guaranty agencies retain upon successful rehabilitation from 37 percent to 16 percent of the loan balance.   The Company earns revenue from rehabilitating defaulted FFELP student loans on behalf of guaranty agencies.  The decrease in the retention percent earned by guaranty agencies negatively impacted the Company’s guaranty collections revenue, and also contributed to a reduction in the segment's operating margin.  During the years ended December 31, 2014 and 2013, the Company recognized $41.6 million and $54.2 million, respectively, in revenue from rehabilitating defaulted FFELP loans for guaranty agencies.  Of the $41.6 million of revenue recognized by the Company in 2014, $10.9 million was recognized subsequent to July 1, 2014, the effective date of the reduced payments. The Company anticipates that guaranty agencies will continue to operate with reduced levels of FFELP student loan rehabilitation activities as a result of the reduced payment framework.

Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions that can be used by third-parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2014, 1.6 million borrowers were hosted on the Company's hosted servicing software solution platforms.

In addition, this operating segment has historically provided information technology products and services, with core areas of business in educational loan software solutions, technical consulting services, enterprise content management solutions, and outsourcing and back office support services. However, the elimination of new loan originations under the FFEL Program has reduced these service offerings over the last several years.

Providing outsourced services including call center, processing, and marketing services

The Company provides business process outsourcing specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels.

Competition

The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry for all of this segment's services, which are discussed below.

Loan servicing

The principal competitor for existing and prospective FFELP and private education loan servicing business is Navient Corporation ("Navient"). Navient is the largest for-profit provider of servicing functions, as well as one of the largest service providers for private education loans. In contrast to its competitors, the Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.

With the elimination of new loan originations under the FFEL Program, four servicers, including the Company, were named by the Department as servicers of federally-owned loans. The three competitors for gaining future servicing volume from the Department are Great Lakes Educational Loan Services Inc. (“Great Lakes”), FedLoan Servicing (Pennsylvania Higher Education Assistance Agency (“PHEAA”)), and Navient.

In addition, the Department has contracts with 32 not-for-profit entities to service student loans that are serviced by seven prime servicers. These entities were authorized in 2012 to begin servicing loans for existing borrower accounts. While previously these entities have only serviced existing loans, effective January 1, 2015 they began to receive a total of 25 percent of new borrower loan volume. This will decrease new allocation volume for the TIVAS, including the Company. The Company currently licenses its hosted servicing software to four prime servicers that represent 13 not-for-profit organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to the not-for-profit servicers.

Guaranty servicing

With the elimination of new loan originations under the FFEL Program, services provided to guaranty agencies will continue for agencies' existing portfolios. The Company currently anticipates continuing to serve its existing guaranty customers as their portfolios pay down, but does not expect to increase the number of its guaranty servicing customers.

Approximately 70 percent of the Company's guaranty servicing revenue comes from a single guaranty servicing client. The current term of the contract with this client expires on October 31, 2015 and is subject to renewal. Given the significant reduction in rehabilitation collection revenue resulting from changes in federal budget provisions that became effective July 1, 2014, the terms of this contract could be modified in ways that reduce the Company's amount of guaranty servicing revenue even further or the agreement could be terminated.

Software and technology

The Company is one of the leaders in the development of servicing software for private education, Federal Direct Loan Program, and FFELP student loans. Many student loan lenders utilize the Company's software either directly or indirectly. Management believes the Company's competitors in this segment are much smaller than the Company and do not have the depth of knowledge, experience, or products offered by the Company. In addition, the Company believes the investments it has made to scale its systems and to create a secure infrastructure to support the Department's servicing volume and requirements increase its competitive advantage as a long-term partner in the loan servicing market.

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

K-12

According to the National Center for Education Statistics, the K-12 market consists of over 17,000 private and faith-based education institutions with over 50 students enrolled in the 2011-2012 academic year, the most current data available. In the K-12 market, the Company offers tuition management services, school information systems, as well as assistance with financial needs assessment and donor management.

The Company is the market leader, having actively managed tuition payment plans in place at over 5,200 K-12 educational institutions. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow families to make monthly payments over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company's financial needs assessment service, which serves over 4,200 private, faith-based schools, helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

On June 3, 2014, the Company purchased 100 percent of the ownership interests of RenWeb. RenWeb currently provides school information systems to over 3,000 private and faith-based schools to help schools automate administrative processes such as admissions, scheduling, student billing, attendance, and grade book management. RenWeb's information systems software is sold as a subscription service to schools. The combination of RenWeb’s school administration software and the Company’s tuition management and financial needs assessment services is expected to significantly increase the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.

Higher Education

The higher education market consists of nearly 4,700 colleges and universities. The Company offers two principal products to the higher education market: actively managed tuition payment plans, and campus commerce technologies and payment processing.

The Company has actively managed tuition payment plans in place at approximately 620 colleges and universities. Higher education institutions contract with the Company to administer payment plans that allow the student and family to make monthly payments on either a semester or annual basis. The Company collects a fee from the student or family as an administration fee.

The Company's suite of campus commerce solutions provides services that allow for families' electronic billing and payment of campus charges. Campus commerce includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among other activities. The Company earns revenue for e-billing, hosting/maintenance, credit card processing fees, and e-payment transaction fees, which are powered by the Company's QuikPAY system, a secure payment processing engine.

QuikPAY, a campus commerce product, is sold as a subscription service to colleges and universities. QuikPAY processes payments through the appropriate channels in the banking or credit card networks to make deposits into the client's bank account. It can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.). Approximately 220 colleges and universities use the QuikPAY system.

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

Asset Generation and Management

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets, which was historically the Company's largest product and service offering. As of December 31, 2014, the Company's student loan portfolio was $28.0 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Results of Operations - Student Loan Spread Analysis,” for further details related to the student loan spread. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Student loans consist of federally insured student loans and private education loans. Federally insured student loans were originated under the FFEL Program. The Company's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. Substantially all of the Company's loan portfolio (99.9 percent as of December 31, 2014) is federally insured. The Company's portfolio of private education loans is subject to credit risk similar to other consumer loan assets.

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

FFELP loans are guaranteed by state agencies or non-profit companies designated as guarantors, with the Department providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program's soundness and accountability. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the Higher Education Act. When a borrower defaults on a FFELP loan, the Company submits a claim to the guarantor, who provides reimbursements of principal and accrued interest, subject to the applicable risk share percentage.

Origination and Acquisition

The Reconciliation Act of 2010 eliminated originations of new FFELP loans effective July 1, 2010.   However, the Company believes there will be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, from July 1, 2010 through December 31, 2014, the Company purchased a total of $17.1 billion of FFELP student loans from various third-parties, including a total of $6.1 billion during 2014. The Company's competition for the purchase of student loan portfolios and residuals includes large banks, hedge funds, and other student loan finance companies.

Interest Rate Risk Management

Because the Company generates a significant portion of its earnings from its student loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects on the Company's results of operations as a result of the changing interest rate environments are further outlined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Results of Operations - Student Loan Spread Analysis" and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2014, the Company had 46 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

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

Employees

As of December 31, 2014, the Company had approximately 3,100 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

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

The Company has adopted a Code of Conduct that applies to directors, officers, and employees, including the Company's principal executive officer and its principal financial and accounting officer, and has posted such Code of Conduct on its Web site. Amendments to and waivers granted with respect to the Company's Code of Conduct relating to its executive officers and directors which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations will also be posted on its Web site. The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Risk and Finance Committee Charter, and Compliance Committee Charter are also posted on its Web site.

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

Interest rate risk - basis and repricing risk

We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our student loan assets do not always match the interest rate characteristics of the funding for those assets.

We fund the majority of our FFELP student loan assets with one-month or three-month LIBOR indexed floating rate securities. In addition, the interest rates on some of our debt are set via a “dutch auction.” Meanwhile, the interest earned on our FFELP student loan assets is indexed to one-month LIBOR and Treasury bill rates. The different interest rate characteristics of our loan assets and our liabilities funding these assets results in basis risk. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our student loan spread to compress, while in a rising interest rate environment, it may cause the spread to increase.

As of December 31, 2014, we had $27.3 billion and $0.9 billion of FFELP loans indexed to the one-month LIBOR and the three-month Treasury bill rate, respectively, both of which reset daily, and $16.5 billion of debt indexed to three-month LIBOR, which resets quarterly, and $9.9 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history related to the U.S. and European debt crisis that have caused volatility to be high and correlation to be reduced. There can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

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

For the year ended December 31, 2014, we earned $179.9 million of fixed rate floor income, net of $24.4 million of settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.

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

Although we believe our derivative instruments are highly effective, developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. Because many of our derivatives are not balance guaranteed to a particular pool of student loans and we may not elect to fully hedge our risk on a notional and/or duration basis, we are subject to the risk of being under or over hedged, which could result in material losses. In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into. As a result, we cannot offer any assurance that our economic hedging activities will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.

By using derivative instruments, we are exposed to credit and market risk. We attempt to manage credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by our risk committee. As of December 31, 2014, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

When the fair value of a derivative contract is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet. As of December 31, 2014, the fair value of our derivatives which had a positive fair value in our favor (an asset on our balance sheet) was $64.4 million. The Company held no collateral as of December 31, 2014 related to these derivatives.

When the fair value of a derivative instrument is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. The threshold at which we may be required to post collateral is dependent upon our unsecured credit rating.  The Company believes any downgrades from its current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current ratings. However, some derivative contracts have mutual optional termination provisions that can be exercised during the years 2016 through 2023. As of December 31, 2014, the fair value of derivatives with early termination provisions was a positive $34.7 million (an asset on our balance sheet).

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties. Based on the interest rate swaps outstanding as of December 31, 2014 (for both the floor income and hybrid debt hedges), if the forward interest rate curve was one basis point lower for the remaining duration of these derivatives, we would have been required to post $0.5 million in additional collateral. In addition, if the forward basis curve between 1-month and 3-month LIBOR experienced a one basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay 1-month LIBOR and receive 3-month LIBOR), we would have been required to post $7.1 million in additional collateral.

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

However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives in which the fair value of such derivatives become negative, we could be required to deposit a significant amount of collateral with our derivative instrument counterparties. The collateral deposits, if significant, could negatively impact our liquidity and capital resources. As of December 31, 2014, the fair value of our derivatives which had a negative fair value (a liability on our balance sheet) was $32.8 million. The Company had no collateral deposited as of December 31, 2014 related to these derivatives.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) represents a comprehensive overhaul of the regulatory framework for the financial services industry within the United States. The Dodd-Frank Act provides the Commodity Futures Trading Commission (the "CFTC") with substantial authority to regulate over-the-counter derivative transactions. The CFTC issued final regulations that require derivative transactions to be executed through an exchange or central clearinghouse. As such, effective June 10, 2013, all over-the-counter derivative contracts executed by us are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third-party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post substantial amounts of liquid collateral on an initial and mark-to-market basis to cover the clearinghouse's potential future exposure in the event of default. The new clearing requirements did not alter or affect the terms and conditions of our derivative instruments executed prior to June 10, 2013. The new clearing requirements require us to post substantial amounts of liquid collateral when executing new derivative instruments, which could negatively impact our liquidity and capital resources and may prevent or limit us from utilizing derivative instruments to manage interest rate sensitivity and risks. However, the new clearing requirements reduce counterparty risk associated with derivatives executed by us after June 10, 2013.

Prepayment risk

Higher rates of prepayments of student loans, including consolidations by the Department through the Federal Direct Loan Program, would reduce our interest income.

Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidations of student loans by the Department through the Federal Direct Loan Program or by a lending institution through a private education loan, which historically tend to occur more frequently in low interest rate environments; from borrower defaults, which will result in the receipt of a guaranty payment; and from voluntary full or partial prepayments; among other things.

Legislative risk exists as Congress evaluates proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness, repayment plans, or consolidation loan programs, these initiatives could further increase prepayments and reduce interest income.

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

Our private education loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the private education loans, we consider several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. We place a private education loan on nonaccrual status when the collection of principal and interest is 30 days past due, and charge off the loan when the collection of principal and interest is 120 days past due.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2014, our allowance for loan losses was $48.9 million. During the year ended December 31, 2014, we recognized a provision for loan losses of $9.5 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors, such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. General economic and employment conditions, including employment rates for recent college graduates, during the recent recession led to higher rates of student loan defaults which can have an adverse effect on our earnings, particularly with respect to private education loans. Although default rates have subsequently decreased as economic conditions have improved, they remain higher than the pre-recession levels. If actual performance is significantly worse than currently estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of December 31, 2014, the balance of loans subject to these repurchase obligations was $155.3 million. As of December 31, 2014, we had a reserve related to this obligation of $11.8 million included in other liabilities on the consolidated balance sheet. The evaluation of the reserve related to these loans is inherently subjective, as it requires estimates that may be subject to changes. If actual performance is worse than estimated, it would negatively affect our results of operations.

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

As of December 31, 2014, we maintained three FFELP warehouse facilities as described in note 4 of the notes to consolidated financial statements included in this report. These facilities have revolving financing structures supported by 364-day liquidity provisions, which expire in 2015. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by its final maturity date in 2016 or 2017. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2014, $1.2 billion was outstanding under the warehouse facilities and $73.4 million was advanced as equity support.

If we are unable to obtain cost-effective funding alternatives for the loans in the FFELP warehouse facilities prior to the facilities' maturities, our cost of funds could increase, adversely affecting our results of operations. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

We are exposed to mark-to-formula collateral support risk on one of our FFELP warehouse facilities.

One of our warehouse facilities provides formula based advance rates based on market conditions, which requires equity support to be posted to the facility. As of December 31, 2014, $21.9 million was advanced as equity support under this facility. The other two warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. In the event that a significant change in the valuation of loans results in additional required equity funding support for the warehouse facilities greater than what we can provide, the warehouse facilities could be subject to an event of default resulting in termination of the facilities and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities. A default on the FFELP warehouse facilities would result in an event of default on our $350.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

We are committed to purchase private education loans from certain third-parties. We intend to initially fund these purchases using operating cash and our unsecured line of credit. If we are unable to subsequently finance these loans in private education loan warehouse facilities and/or securitization transactions, our liquidity could be adversely affected and our opportunities to purchase additional such loans could be limited.

On December 22, 2014, we entered into an agreement with Union Bank in which we will provide marketing, origination, and servicing services to Union Bank related to private education loans. We have committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement.   On February 5, 2015, we committed to purchase up to $150.0 million of private education loans originated by CommonBond, Inc., a student lending company that provides private education loans to graduate students.

We intend to use operating cash and our unsecured line of credit to initially fund these purchases of private education loans.   We are currently forming a private education loan warehouse facility to be used to pool loans before financing them under more permanent securitization financing arrangements. If we are not successful in establishing specific financing facilities for private education loans, our liquidity could be adversely affected and our opportunities to purchase additional such loans could be limited.

We are subject to economic and market fluctuations related to our investments.

We currently invest a substantial portion of our excess cash in student loan asset-backed securities and other investments that are subject to market fluctuations. The amount of these investments was $149.1 million as of December 31, 2014, including $145.0 million in student loan asset-backed securities. These securities earn a floating interest rate and carry expected returns of approximately LIBOR + 200-500 basis points to maturity. While the vast majority of these securities are backed by FFELP government guaranteed student loan collateral, most are in subordinate tranches and have a greater risk of loss with respect to the applicable student loan collateral pool. While we expect these securities to have few credit issues if held to maturity, they do have limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.

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

Although to date we have not experienced a material loss relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future or that a current threat remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and the size and scale of our servicing contracts, including our loan servicing contract with the Department.

As a result, cyber security and the continued development and enhancement of our training, controls, processes, and practices designed to protect and monitor our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company and each of our business segments. Even though we maintain technology and telecommunication, professional services, media, network security, privacy, injury, and liability insurance coverage to offset costs that may be incurred as a result of a cyber attack, information security breach, or extended system outage, this insurance coverage may not cover all costs of such incidents.

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

As of December 31, 2014, we serviced $25.0 billion of FFELP loans that maintained a federal guarantee, of which $19.7 billion and $5.3 billion were owned by the Company and third-party entities, respectively.

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

Our largest fee-based customer, the Department of Education, represents approximately 10 percent of our revenue. Failure to extend the Department contract, unfavorable contract modifications, or our inability to consistently surpass competitor performance metrics, could significantly lower loan servicing revenue and hinder future servicing opportunities.

We are one of four private sector companies awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. Our contract with the Department expires on June 16, 2019. As of December 31, 2014, we were servicing $133.6 billion of student loans for 5.9 million borrowers under this contract. For the year ended December 31, 2014, we recognized $124.4 million in revenue from the Department, which represented approximately 10 percent of our revenue. In the event the Department servicing contract is not extended beyond the current expiration date or substantial unfavorable modifications are made to the existing Department contract, loan servicing revenue would decrease significantly.

New loan volume is currently being allocated among the four servicers based on certain performance metrics established by the Department. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass competitor performance metrics. The Department also has contracts with not-for-profit entities to service student loans who historically received small servicing allocations from the Department. However, effective January 1, 2015, these entities began to receive 25 percent of new borrower servicing allocations from the Department. This will decrease new allocation volume for us.

Additionally, we are partially dependent on the existing Department contract to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of this contract provides us the scale and infrastructure needed to profitably expand into new business opportunities. Failure to extend the Department contract beyond the current expiration date could significantly hinder future opportunities.

Federal budget deficits and their effect on budgetary and regulatory provisions could adversely impact future revenue.

A significant portion of guaranty servicing revenue earned by us relates to rehabilitating defaulted FFELP loans (collection services). Recent federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. These provisions reduced the amount guaranty agencies retain upon successful rehabilitation from 37 percent to 16 percent of the loan balance. We earn revenue from rehabilitating defaulted FFELP student loans on behalf of guaranty agencies.  The decrease in the retention percent earned by guaranty agencies negatively impacted our guaranty collections revenue, and also contributed to a reduction in our operating margin.  During the year ended December 31, 2014, we recognized $41.6 million in revenue from rehabilitating defaulted FFELP loans for guaranty agencies. Prior to the July 1, 2014 rate change, we recognized $30.7 million in revenue during the first two quarters of 2014 compared to $10.9 million during the last two quarters of 2014. The Company anticipates that guaranty agencies will continue to operate with reduced levels of FFELP student loan rehabilitation activities as a result of the reduced payment framework.

Approximately 70 percent of our guaranty servicing revenue comes from a single guaranty servicing client. The current term of the contract with this client expires on October 31, 2015 and is subject to renewal. Given the significant reduction in rehabilitation collection revenue resulting from changes in federal budget provisions that became effective July 1, 2014, the terms of this contract could be modified in ways that reduce our amount of guaranty servicing revenue even further or the agreement could be terminated.

In the future, the federal government could engage in prolonged debates related to the federal deficit, debt ceiling, and other budget spending issues. If U.S. lawmakers fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations, including those on services we provide. We cannot predict how or what programs will be impacted by any actions that Congress or the federal government may take. Legislation to address the federal deficit and spending could include proposals that adversely affect our cash flow, revenue, and profit margins.

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

Our operating segments and customers are heavily regulated by federal and state government regulatory agencies. The laws and regulations enforced by these agencies are proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company, our operating segments, or our shareholders. We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customer contracts, or suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes would have on our profitability. The use of Executive Order provisions from the Executive Branch of the Federal Government has created new regulations that have impacted us. The use of Executive Order provisions to define regulations creates additional uncertainty and risks within the education and student loan industry.

Our Student Loan and Guaranty Servicing and Asset Generation and Management operating segments are subject to the Higher Education Act and various consumer protection and privacy regulations. These operating segments take what we believe are necessary steps to evaluate, monitor, and comply with these regulations. However, the Department or other government agencies could, based on regulatory interpretation, determine we are not compliant. Failure to comply with these regulations could lead to a loss of the guarantee on our federally insured loans, increased servicing costs to cure such loans, or suspension or termination of our rights to participate as a servicer, negative publicity, or potential legal claims. Although new FFELP loan originations were eliminated effective July 1, 2010, we continue to face risks from potential legislative changes or other government initiatives with respect to existing FFELP loans. Congress is currently evaluating proposals to reauthorize the Higher Education Act. If the federal government or the Department initiate additional loan forgiveness, repayment options, or consolidation loan programs, these initiatives could further increase prepayments, reduce servicing fees, and lower interest income.

Certain provisions of the Higher Education Act that became effective July 1, 2011 have impacted our Enrollment Services operating segment in connection with services it provides to for-profit schools.  To be eligible to participate in federal student aid programs, the Higher Education Act requires educational institutions, including for-profit schools, to enter into a program participation agreement with the Department. This agreement includes a number of requirements with which an institution must comply to be granted initial and continuing eligibility to participate in the federal student aid program. The related regulations impose strict liability on educational institutions for misrepresentations made by entities, like us, who contract with these institutions to provide marketing services. As a result, our school customers have demanded, and in limited circumstances we have agreed to, limited contractual indemnification provisions for our customers that cover actions by our third-party inquiry generation vendors. Significantly all inquiry generation and management revenue (which makes up approximately 76 percent of total revenue included in the Enrollment Services business) was generated from for-profit schools in 2014. The regulations discussed above may subject us to greater risk of liability and may increase our cost of compliance with these regulations or limit our ability to serve for-profit schools. In addition, the regulations could negatively impact enrollment at for-profit schools, which could adversely affect revenue. For a variety of business reasons, including the risk of liability, the Company made the decision to exit the lead generation business in 2014. We continue to provide marketing services for education institution customers.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to regulate a wide range of consumer financial products and services. On December 3, 2013, the CFPB issued a rule that allows the CFPB to supervise nonbank student loan servicers that handle more than one million borrowers, including the Company, thus giving the CFPB broad authority to examine, investigate, supervise, and otherwise regulate our businesses, including the authority to impose fines and require changes with respect to any practices that the CFPB finds to be unfair, deceptive, or abusive. There is significant uncertainty regarding how the CFPB's strategies and priorities will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter our services, causing them to be less attractive or effective and impair our ability to offer them profitably. In the event that the CFPB changes regulations adopted in the past by other regulators, or modifies past regulatory guidance, our compliance costs and litigation exposure could increase. Our litigation exposure could also increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses in contracts for consumer financial services.

Additionally, the Dodd-Frank Act authorizes state officials to enforce regulations issued by the CFPB. Most states also have statutes that prohibit unfair and deceptive practices. To the extent states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB under the Dodd-Frank Act, or states increase their examination, supervision, and enforcement activities, our ability to offer the same products and services to consumers nationwide may be limited and we may be subject to a higher risk of state enforcement actions.

We provide marketing, origination, and loan servicing services related to private education loans. Over the last couple of years, private education loans have received considerable focus from the CFPB. CFPB industry reports have included reconsideration by Congress of the federal Bankruptcy Code’s treatment of private education loans, reforms to disclosures, and guidelines that apply to payment application, borrower benefits, record retention, and other aspects of student loan servicing similar to changes previously made for the credit card and mortgage businesses. These or other regulatory changes to private education loans may adversely impact the profitability and growth of this business opportunity.

The CFPB is currently conducting its initial supervisory examination of the large nonbank student loan servicers, including the Company. If the CFPB were to determine we were not in compliance, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, adverse regulatory actions, changes in our business practices, or other actions. However, we are unable to estimate at this time any potential financial or other impact that could result from the CFPB's examination, in the event that any adverse regulatory actions occur.

The Dodd-Frank Act also provides the Commodity Futures Trading Commission (the "CFTC") and the SEC with substantial authority to regulate over-the-counter derivative transactions, and includes provisions that require derivative transactions to be executed through an exchange or central clearinghouse. There are also new risk retention rules set to go into effect in 2016 that could affect future student loan asset-backed securities transactions by requiring issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets' credit risk, disclosure and reporting requirements for each tranche of asset-backed securities, including new loan-level data requirements, and disclosure requirements relating to the representations, warranties, and enforcement mechanisms available to investors. Although we cannot predict the ultimate outcome of these processes and regulations, they may increase our costs and cash collateral margin requirements and affect the terms of future asset-backed securities transactions and derivatives used to manage financial risks related to interest rate and foreign currency exchange rate volatility.

Additionally, the Dodd-Frank Act added provisions commonly referred to as the “Volcker Rule” to U.S. federal banking laws which generally prohibit various covered banking entities from engaging in proprietary trading of financial instruments and limit such entities’ investments in, and relationships with, hedge funds and private equity funds. On December 10, 2013, five U.S. federal regulatory agencies issued final regulations to implement the Volcker Rule. Banking entities subject to the Volcker Rule are currently required to fully conform their activities and investments to the final regulations regarding proprietary trading restrictions by July 21, 2015, and the final regulations regarding investments in and relationships with covered funds by July 21, 2016. As discussed below under “Principal Shareholder and Related Party Transactions,” we have certain relationships with Farmers & Merchants Investment Inc. (“F&M”), which controls Union Bank and Trust Company (“Union Bank”). F&M and Union Bank are banking entities subject to the Volcker Rule. Although we currently believe that the Volcker Rule and the final implementing regulations will not have a material effect on our activities, the Volcker Rule and the final implementing regulations are very complex, and many aspects of their ultimate interpretation, scope, and implementation remain uncertain.

In July 2012, the Federal Communications Commission ("FCC") amended the rules under the Telephone Consumer Protection Act ("TCPA") and promulgated additional amendments that became effective October 2013. Under the TCPA, plaintiffs may seek actual monetary loss or damages of $500 per violation, whichever is greater, and courts may treble the damage award for willful or knowing violations. In addition, TCPA lawsuits have asserted putative class action claims. Given the large number of communications we have with borrowers and other consumers, a determination that we have violated the TCPA or other communication-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.

As a result of the Reconciliation Act of 2010, interest income on our existing FFELP loan portfolio, as well as revenue from guaranty and third-party FFELP servicing and FFELP loan servicing software licensing and consulting fees, will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down.

The Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The law did not alter or affect the terms and conditions of existing FFELP loans.

During the years ended December 31, 2014, 2013, and 2012, we recognized approximately $430 million, $406 million, and $344 million, respectively, of net interest income on our FFELP loan portfolio, approximately $80 million, $106 million, and $96 million, respectively, in guaranty and third-party FFELP servicing revenue, and approximately $5 million, $7 million, and $6 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program. These amounts will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down.

If the Company is unable to grow or develop new revenue streams, the Company's consolidated revenue and operating margin will decrease as a result of the decline in FFELP loan volume outstanding.

Industry changes and competitive pressures may harm revenue and profit margins.

We face aggressive price competition for our products and services and, as a result, we may have to lower our product and service prices to stay competitive, while at the same time, expand market share and maintain profit margins. Even if we are able to maintain or increase market share for a product or service, revenue or profit margins could decline because the product or service is in a maturing market or market conditions have changed due to economic, political, or regulatory pressures.

Exposure related to certain tax issues could decrease our net income.

Federal and state income tax laws and regulations are often complex and require interpretation. The nexus standards and the sourcing of receipts from intangible personal property and services have been the subject of state audits and litigation with state taxing authorities and tax policy debates by various state legislatures. As the U.S. Congress and U.S. Supreme Court have not provided clear guidance in this regard, conflicting state laws and court decisions create significant uncertainty and expense for taxpayers conducting interstate commerce. Changes in income tax regulations could negatively impact our results of operations. If states enact legislation, alter apportionment methodologies, or aggressively apply the income tax nexus standards, we may become subject to additional state taxes.

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

In addition to corporate tax matters, as both a lender and servicer of student loans, we are required to report student loan interest received and cancellation of indebtedness to individuals and the Internal Revenue Service on an annual basis. These informational forms assist individuals in complying with their federal and state income tax obligations. The statutory and regulatory guidance regarding the calculations, recipients, and timing are complex and we know that interpretation of these rules vary across the industry. The complexity and volume associated with these informational forms creates a risk of error which could result in penalties or damage to our reputation.

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

Principal Shareholder and Related Party Transactions

Our Executive Chairman beneficially owns 67.3 percent of the voting rights of our shareholders and effectively has control over all matters at our Company.

Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 67.3 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all matters at our Company and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

Our contractual arrangements and transactions with Union Bank, which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by F&M, which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting non-convertible preferred stock. Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 24.1 percent of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her husband and children, owns or controls 47.5 percent of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet, and may share voting and/or investment power with respect to such shares. As of December 31, 2014, Union Bank was deemed to beneficially own 16.5 percent of the voting rights of our common stock. As of December 31, 2014, Mr. Dunlap and Ms. Muhleisen beneficially owned 67.3 percent and 21.2 percent, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank, including loan purchases and sales, loan servicing, loan participations, banking services, 529 Plan administration services, lease arrangements, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 related to the transactions with Union Bank was income (before income taxes) of $17.1 million, $16.6 million, and $11.9 million, respectively. See note 20 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.

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

ITEM 2. PROPERTIES

The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2014. The Company owns the building in Lincoln, Nebraska where its principal office is located. The building is subject to a lien securing the outstanding mortgage debt on the property.

Location	Primary function or segment	Approximate square feet		Lease expiration date

Lincoln, NE	Corporate Headquarters, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce	187,000	(a)	–

Highlands Ranch, CO	Student Loan and Guaranty Servicing	67,000		March 2017

Lincoln, NE	Student Loan and Guaranty Servicing, Asset Generation and Management	51,000		November 2023 and March 2024

Aurora, CO	Student Loan and Guaranty Servicing	43,000		September 2019

Omaha, NE (b)	Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce	34,000		December 2020 and December 2025

Lincoln, NE	Student Loan and Guaranty Servicing, Asset Generation and Management	20,000		December 2015 and August 2016

Paramus, NJ (c)	Enrollment Services	18,000		March 2015

Burleson, TX	Tuition Payment Processing and Campus Commerce	17,000		October 2021

(a)	Excludes a total of approximately 27,000 square feet of owned office space that the Company leases to third parties.

(b)
On December 30, 2014, the Company amended its lease agreement in Omaha, Nebraska, which will result in an increase in total square footage from approximately 34,000 square feet to approximately 53,000 square feet effective in May 2015.

(c)
On December 19, 2014, the Company entered into a new lease agreement for approximately 8,000 square feet of office space in Paramus, New Jersey, which takes effect in March 2015 and expires in May 2018. As a result, the Company will terminate its current lease in Paramus as disclosed in the schedule above.

The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally adequate to meet its long term business goals. The Company's principal office is located at 121 South 13th Street, Suite 100, Lincoln, Nebraska 68508.

ITEM 3.  LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth under "Legal Proceedings and Regulatory Matters - Legal Proceedings" in note 16 of the notes to consolidated financial statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. As of January 31, 2015, there were 34,663,780 and 11,486,932 shares of Class A common stock and Class B common stock outstanding, respectively. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2015 was 1,002 and 27, respectively. The record holders of the Class B common stock are Michael S. Dunlap and Stephen F. Butterfield, an entity controlled by them, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low intraday sales prices for the Company's Class A common stock for each full quarterly period in 2014 and 2013.

	2014				2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$44.30	$44.20	$45.91	$48.52	$35.55	$39.98	$41.74	$45.49
Low	34.86	38.42	40.16	42.42	28.85	31.56	36.06	38.00

Dividends on the Company's Class A and Class B common stock were paid as follows during the years ended December 31, 2014 and 2013.

	2014				2013
Record date	2/28/14	5/30/14	9/1/14	12/1/14	3/1/13	5/31/13	8/30/13	12/2/13
Payment date	3/14/14	6/13/14	9/15/14	12/15/14	3/15/13	6/14/13	9/13/13	12/16/13
Dividend amount per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

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

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2009 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Nelnet, Inc.
S&P 500
S&P Financials

Company/Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Nelnet, Inc.	$100.00	$142.15	$149.45	$192.12	$274.63	$304.85
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Financials	100.00	112.13	93.00	119.79	162.48	187.17

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2014 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2014	22,821	$42.92	22,101	3,550,364
November 1 - November 30, 2014	359	47.29	—	3,550,364
December 1 - December 31, 2014	31,213	44.18	29,398	3,520,966
Total	54,393	$43.67	51,499

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 720 shares, 359 shares, and 1,815 shares in October, November, and December, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

	Year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$436,563	413,875	345,287	364,565	371,071
Loan and guaranty servicing revenue	240,414	243,428	209,748	175,657	158,584
Tuition payment processing, school information, and campus commerce revenue	98,156	80,682	74,410	67,797	59,824
Enrollment services revenue	82,883	98,078	117,925	130,470	139,897
Other income	54,002	46,298	39,476	29,513	31,310
Gain on sale of loans and debt repurchases, net	3,651	11,699	4,139	8,340	78,631
Net income attributable to Nelnet, Inc.	307,610	302,672	177,997	204,335	189,034
Earnings per common share attributable to Nelnet, Inc. shareholders - basic and diluted:	6.62	6.50	3.76	4.24	3.82
Dividends per common share	0.40	0.40	1.40	0.37	0.70

Other Data:
Fixed rate floor income, net of derivative settlements	$179,870	148,431	145,345	144,454	132,243
Core student loan spread	1.48%	1.54%	1.44%	1.52%	1.48%
Origination and acquisition of student loans (par value)	$6,099,249	4,058,997	3,885,138	2,841,334	4,202,164
Student loans serviced (at end of period)	161,642,254	138,208,897	97,492,053	76,119,717	61,477,651

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(Dollars in thousands, except share data)
Cash and cash equivalents	$130,481	63,267	66,031	42,570	283,801
Student loans receivables, net	28,005,195	25,907,589	24,830,621	24,297,876	24,033,001
Goodwill and intangible assets, net	168,782	123,250	126,511	145,492	155,830
Total assets	30,098,143	27,770,849	26,607,895	25,852,217	25,893,892
Bonds and notes payable	28,027,350	25,955,289	25,098,835	24,434,540	24,672,472
Nelnet, Inc. shareholders' equity	1,725,448	1,443,662	1,165,208	1,066,205	906,633
Tangible Nelnet, Inc. shareholders' equity (a)	1,556,666	1,320,412	1,038,697	920,713	750,803
Book value per common share	37.31	31.13	25.00	22.62	18.75
Tangible book value per common share (a)	33.66	28.47	22.28	19.53	15.53

Ratios:
Shareholders' equity to total assets	5.73%	5.20%	4.38%	4.12%	3.50%

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2014, 2013, and 2012. All dollars are in thousands, except share data, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements and should be read in conjunction with the disclosures and information contained in "Forward-Looking and Cautionary Statements" and Item 1A "Risk Factors" included in this report.

OVERVIEW

The Company provides educational services in loan servicing, payment processing, education planning, and asset management. These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans.

A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency adjustments, is provided below.

	Year ended December 31,
	2014	2013	2012
GAAP net income attributable to Nelnet, Inc.	$307,610	302,672	177,997
Derivative market value and foreign currency adjustments, net of tax	(23,376)	(30,128)	29,384
Net income, excluding derivative market value and foreign currency adjustments (a)	$284,234	272,544	207,381

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$6.62	6.50	3.76
Derivative market value and foreign currency adjustments, net of tax	(0.50)	(0.65)	0.62
Net income, excluding derivative market value and foreign currency adjustments (a)	$6.12	5.85	4.38

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

Recent Developments

The Company intends to continue to use its strong liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions and strategic acquisitions and investments.

FFELP loans - On January 29, 2015, the Company acquired $582.8 million of FFELP whole loans, which were funded in the Company’s FFELP warehouse facilities and participation agreement with Union Bank.

Private education loans - On December 22, 2014, the Company entered into an agreement with Union Bank in which the Company will provide marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company has committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement.

On February 5, 2015, the Company made a minority equity investment in CommonBond, Inc. (“CommonBond”), a student lending company that provides private education loans to graduate students.  In addition, the Company has committed to purchase up to $150.0 million of private education loans originated by CommonBond.

On February 19, 2015, the Company acquired $65.0 million of private education loans at par value from non-affiliated third-parties.  The loans acquired were subject to certain repurchase obligations by the Company’s servicing business.

The Company intends to use operating cash and its unsecured line of credit to initially fund these purchases of private education loans.   The Company is currently forming a private education loan warehouse facility to be used to pool loans before financing them under more permanent securitization financing arrangements.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2014, the Company had a $28.0 billion student loan portfolio that will amortize over the next 25 years. The Company actively seeks to acquire FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

The increase in earnings in 2014 compared to 2013 was due to an increase in net interest income earned from the Company's student loan portfolio. This increase was partially offset by the expected decrease in net income from the Company's Student Loan and Guaranty Servicing operating segment.

The information below provides the operating results for each reportable operating segment for the years ended December 31, 2014, 2013, and 2012 (dollars in millions).

LGS (a)
TPP&CC
AGM (b)
2014
2013
2012
Revenue
$295.6
$300.2
$275.2
$99.4
$80.7
$74.4
$423.5
$388.8
$335.1
Net Income
$38.9
$49.6
$37.2
$13.0
$13.3
$9.3
$202.6
$182.4
$151.9
Before-tax operating margin (c)
21.2%
26.7%
21.8%
21.0%
26.6%
20.3%

(a)
Revenue includes intersegment revenue of $55.1 million, $56.7 million, and $65.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, earned by LGS as a result of servicing loans for AGM.

(b)
Revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments, which was income of $42.9 million and $35.3 million for the years ended December 31, 2014 and 2013, respectively, and an expense of $51.8 million for the year ended December 31, 2012. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax, which was income of $26.6 million and $21.9 million for the years ended December 31, 2014 and 2013, respectively, and an expense of $32.1 million for the year ended December 31, 2012.

(c)	Computed as income before income taxes divided by total revenue.

A summary of the results and financial highlights for each reportable operating segment and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 7 for additional detail.

Student Loan and Guaranty Servicing

•
As of December 31, 2014, the Company was servicing $161.6 billion in FFELP, private, and government owned student loans, as compared with $138.2 billion and $97.5 billion of loans as of December 31, 2013 and 2012, respectively. The year over year increase was due to an increase in government servicing volume.

•
Revenue decreased in 2014 compared to 2013 due to decreases in rehabilitation collection revenue, traditional FFELP and guaranty servicing revenue, and software services revenue, which were partially offset by growth in servicing volume under the Company's contract with the Department. The increase in revenue in 2013 compared to 2012 was due primarily to the growth in servicing volume under the Department contract and an increase in rehabilitation collection revenue, which were partially offset by decreases in traditional FFELP and guaranty servicing revenue and software services revenue.

•
Operating margin decreased in 2014 compared to 2013 as a result of the implementation of federal budget reductions for guaranty agencies' revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly. Operating margin increased in 2013 compared to 2012 as a result of the investments made and certain costs incurred by the Company in 2012 to improve performance metrics under the Department servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets for this segment were fully amortized in 2012.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in 2014 and 2013, compared to 2013 and 2012, respectively, due to increases in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers. In addition, the Company purchased RenWeb on June 3, 2014, which increased revenue in 2014.

•
Before tax operating margin excluding amortization of intangibles was 27.6%, 30.7%, and 28.7% for 2014, 2013, and 2012, respectively. The decrease in margin in 2014 compared to 2013 was primarily due to a change in the mix of products and services provided as a result of the acquisition of RenWeb. The increase in margin in 2013 compared to 2012 was the result of efficiencies gained in the operations of the business during 2013. In addition, certain investments were made by the Company during 2012 in new products and services to meet customer needs and expand product and service offerings.

Asset Generation and Management

•
The Company acquired $6.1 billion of FFELP student loans during 2014, compared to $4.1 billion in 2013 and $3.9 billion in 2012. The average loan portfolio balance for 2014, 2013, and 2012 was $28.0 billion, $25.0 billion, and $23.7 billion, respectively.

•	Core student loan spread decreased to 1.48% for 2014, compared to 1.54% for 2013. This decrease was due to recent acquisitions of consolidation loans, which have lower margins, but longer terms.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During 2014, 2013, and 2012, the Company earned $179.9 million, $148.4 million, and $145.3 million, respectively, of fixed rate floor income (net of $24.4 million, $31.0 million, and $19.3 million of derivative settlements, respectively, used to hedge such loans).

Corporate and Other Activities

•
In 2014, management determined that the Company's Enrollment Services business no longer met the quantitative thresholds for which separate information about an operating segment is required. For segment reporting purposes, business activities and operating segments that are not reportable are combined and included in "Corporate and Other Activities." Beginning in 2014, the operating results of Enrollment Services are included with Corporate and Other Activities. Prior period segment operating results were restated to conform to the current period presentation. Revenue for Enrollment Services was $82.9 million, $98.1 million, and $117.9 million in 2014, 2013, and 2012, respectively. Net income (loss) for the Enrollment Services business was ($0.2 million), $0.6 million, and ($3.7 million) in 2014, 2013, and 2012, respectively. Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts.

•
Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisory subsidiary, recognized revenue of $17.5 million, $17.4 million, and $9.3 million for 2014, 2013, and 2012, respectively. These amounts include performance fees earned from the sale of managed securities or managed securities being called prior to the full contractual maturity.

Liquidity and Capital Resources

•	As of December 31, 2014, the Company had cash and investments of $279.6 million.

•	For the year ended December 31, 2014, the Company generated $357.4 million in net cash provided by operating activities.

•
Forecasted undiscounted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.29 billion as of December 31, 2014.

•
As of December 31, 2014, no amounts were outstanding on the Company's unsecured line of credit and $350.0 million was available for future use. The unsecured line of credit has a maturity date of June 30, 2019.

•	During 2014, the Company repurchased a total of 381,689 shares of Class A common stock for $15.7 million ($41.17 per share).

•	During 2014, the Company repurchased a total of $54.0 million (par value) of its own asset-backed and unsecured debt securities for a gain totaling $6.6 million.

•	During 2014, the Company paid cash dividends of $18.5 million.

•
The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments in loan financing, loan servicing, and payment processing; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the years ended December 31, 2014, 2013, and 2012 is provided below.

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

The Company operates as distinct reportable operating segments as described previously. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 14 of the notes to consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Year ended December 31,
	2014	2013	2012	Additional information
Loan interest	$703,007	638,142	609,237
Increase in 2014 from 2013 was due to an increase in the average student loan portfolio balance, gross fixed rate floor income, and student loan discount accretion (net), partially offset by an increase in consolidation rebate fees. Increase in 2013 from 2012 was due to an increase in the average student loan balance and student loan discount accretion (net), partially offset by an increase in consolidation rebate fees and a slight decrease in gross variable student loan yield.

Investment interest	6,793	6,668	4,616	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	709,800	644,810	613,853
Interest expense	273,237	230,935	268,566
The increase in 2014 compared to 2013 was due to an increase in average debt outstanding and an increase in the Company's cost of funds. The decrease in 2013 compared to 2012 was due to a decrease in student loan cost of funds, partially offset by an increase in average debt outstanding.

Net interest income	436,563	413,875	345,287	See table below for additional analysis.
Less provision for loan losses	9,500	18,500	21,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	427,063	395,375	323,787
Other income (expense):
LGS revenue	240,414	243,428	209,748	See LGS operating segment - results of operations.
TPP&CC revenue	98,156	80,682	74,410	See TPP&CC operating segment - results of operations.
Enrollment services revenue	82,883	98,078	117,925	See table below for additional analysis.
Other income	54,002	46,298	39,476	See table below for the components of "other income."
Gain on sale of loans and debt repurchases, net	3,651	11,699	4,139	Gain was primarily from the repurchase of the Company's own asset-backed and unsecured debt securities. In 2014, gains from debt repurchases were partially offset by losses on the sale of loans.
Derivative settlements, net	(21,843)	(29,636)	(14,022)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	37,703	48,593	(47,394)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	494,966	499,142	384,282
Operating expenses:
Salaries and benefits	228,079	196,169	192,826
Increases due to additional personnel to support increased LGS servicing volume and TPP&CC revenue, as well as increased headcount as a result of a TPP&CC acquisition during 2014, partially offset by expense reductions related to enrollment services activities.

Cost to provide enrollment services	53,307	64,961	78,375	See table below for additional analysis.
Depreciation and amortization	21,134	18,311	33,625
Amortization expense for 2014, 2013, and 2012 was $6.5 million, $3.3 million, and $19.0 million, respectively. Increase in 2014 compared to 2013 was due to additional expense from the amortization of intangible assets as a result of an acquisition in the TPP&CC operating segment. Decrease in 2013 was due to certain intangible assets becoming fully amortized in 2012.

Other	149,990	149,542	128,738
Increase was due to an increase in (i) third party loan servicing fees incurred by AGM as volume at third parties has grown with recent loan purchases, (ii) costs incurred by LGS to support increased servicing volume; and (iii) additional costs in 2014 due to an acquisition in the TPP&CC operating segment in 2014. During 2014, increases in expense were partially offset by a decrease in guaranty collection costs incurred related to rehabilitating defaulted FFELP loans on behalf of guaranty agencies.

Total operating expenses	452,510	428,983	433,564
Income before income taxes	469,519	465,534	274,505
Income tax expense	160,238	161,193	96,077
Effective tax rate: 2014 - 34.25%, 2013 - 34.75%, 2012 - 35.00%. During 2014, income tax expense was reduced by $5.9 million due to a tax capital loss resulting from certain asset sales. During 2013, income tax expense was reduced by $5.3 million due to the resolution of certain tax positions. During 2012, state income tax laws were enacted that reduced the Company's income tax expense by $4.6 million. The Company expects its effective tax rate to range between 36% and 38% in future periods.

Net income	309,281	304,341	178,428
Net income attributable to noncontrolling interest	1,671	1,669	431
Net income attributable to Nelnet, Inc.	$307,610	302,672	177,997
Additional information:
Net income attributable to Nelnet, Inc.	$307,610	302,672	177,997
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

Derivative market value and foreign currency adjustments	(37,703)	(48,593)	47,394
Tax effect	14,327	18,465	(18,010)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$284,234	272,544	207,381

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Year ended December 31,
	2014	2013	2012	Additional information
Variable student loan interest margin, net of settlements on derivatives	$234,814	235,480	192,021
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	179,870	148,431	145,345
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	6,793	6,668	4,616
Non-portfolio related derivative settlements	(1,026)	(1,671)	(2,232)
Corporate debt interest expense	(5,731)	(4,669)	(8,485)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$414,720	384,239	331,265

The following tables summarize the components of "Enrollment services revenue" and "cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (a)	Digital marketing	Content solutions	Total
	Year ended December 31, 2014
Enrollment services revenue	$51,998	3,640	7,311	4,488	15,446	82,883
Cost to provide enrollment services	45,892	—	4,093	379	2,943	53,307
Gross profit	$6,106	3,640	3,218	4,109	12,503	29,576
Gross profit %	11.7%		44.0%

	Year ended December 31, 2013
Enrollment services revenue	$59,852	3,985	14,285	4,399	15,557	98,078
Cost to provide enrollment services	52,919	—	9,108	318	2,616	64,961
Gross profit	$6,933	3,985	5,177	4,081	12,941	33,117
Gross profit %	11.6%		36.2%

	Year ended December 31, 2012
Enrollment services revenue	$72,930	3,620	17,650	4,850	18,875	117,925
Cost to provide enrollment services	64,705	—	10,717	268	2,685	78,375
Gross profit	$8,225	3,620	6,933	4,582	16,190	39,550
Gross profit %	11.3%		39.3%

(a)
Inquiry management (marketing) revenue decreased $7.9 million (13.1%) and $13.1 million (17.9%) in 2014 and 2013, respectively, compared to 2013 and 2012, respectively. Inquiry generation revenue decreased $7.0 million (48.8%) and $3.4 million (19.1%) in 2014 and 2013, respectively, compared to 2013 and 2012, respectively. Revenues from these services have been affected by the ongoing regulatory uncertainty regarding recruiting and marketing to potential students in the for-profit college industry, which has caused schools to decrease spending on marketing efforts. Additionally, clients are shifting marketing budgets to more efficient or lower cost channels, which has caused a reduction in volume. Effective August 29, 2014 the Company stopped providing inquiry generation services.

The following table summarizes the components of "other income."

	Year ended December 31,
	2014	2013	2012
Borrower late fee income	$14,760	12,686	13,876
Investment advisory fees (a)	17,530	17,422	9,347
Realized and unrealized gains/(losses) on investments, net	7,052	6,094	6,914
Reduction of repurchase obligation (b)	4,235	—	—
Other	10,425	10,096	9,339
Other income	$54,002	46,298	39,476

(a)
The Company provides investment advisory services under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. As of December 31, 2014, the outstanding balance of investments subject to these arrangements was $841.3 million.

(b)	During 2014, the Company recognized income related to the modification of certain servicing agreements in which the Company's loan repurchase obligation was reduced.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$22,650	$21,237	$20,820	$20,629	$20,715	$21,397	$21,192	$21,110	$20,511	$19,742
% of total	29.8%	21.8%	18.5%	17.7%	15.3%	15.5%	14.3%	14.1%	12.9%	12.2%
Number of servicing borrowers:
Government servicing	3,036,534	3,892,929	4,261,637	4,396,341	5,145,901	5,305,498	5,438,933	5,465,395	5,824,743	5,915,449
FFELP servicing	1,799,484	1,626,146	1,586,312	1,529,203	1,507,452	1,462,122	1,426,435	1,390,541	1,404,619	1,397,295
Private servicing	164,554	173,948	170,224	173,588	178,935	195,580	191,606	186,863	200,095	202,529
Total:	5,000,572	5,693,023	6,018,173	6,099,132	6,832,288	6,963,200	7,056,974	7,042,799	7,429,457	7,515,273

Number of remote hosted borrowers	9,566,296	6,912,204	5,001,695	3,218,896	1,986,886	1,915,203	1,796,287	1,735,594	1,677,547	1,611,654

Summary and Comparison of Operating Results

	Year ended December 31,
	2014	2013	2012	Additional information
Net interest income	$30	40	53
Loan and guaranty servicing revenue	240,414	243,428	209,748	See table below for additional analysis.
Intersegment servicing revenue	55,139	56,744	65,376	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Year over year decrease was due to portfolio run-off.
Total other income	295,553	300,172	275,124
Salaries and benefits	138,584	119,092	115,126	Increase due to additional personnel to support the increase in volume under the government servicing contract.
Depreciation and amortization	10,742	11,419	18,415	Intangible assets were fully amortized during 2012. Amortization expense for 2012 was $8.7 million.
Other expenses	70,211	79,116	70,505
Collection costs associated with FFELP guaranty collection revenue was $24.3 million, $32.0 million, and $28.0 million in 2014, 2013, and 2012, respectively. Excluding collection costs, other expenses were $45.9 million, $47.1 million, and $42.5 million in 2014, 2013, and 2012, respectively. The increase in 2013 compared to 2012 was due to additional servicing volume. The decrease in 2014 compared to 2013 was due to cost saving initiatives.

Intersegment expenses, net	4,208	4,359	5,280
Total operating expenses	223,745	213,986	209,326
Income before income taxes and corporate overhead allocation	71,838	86,226	65,851
Corporate overhead allocation	(9,029)	(6,150)	(5,904)
Income before income taxes	62,809	80,076	59,947
Income tax expense	(23,867)	(30,430)	(22,780)
Net income	$38,942	49,646	37,167
Before tax operating margin	21.2%	26.7%	21.8%
The increase in operating margin in 2013 compared to 2012 was the result of the investments made and certain costs incurred by the Company in 2012 to improve performance metrics under the Department servicing contract and to implement and comply with the Department's special direct consolidation loan initiative. In addition, intangible assets for this segment were fully amortized in 2012. This segment experienced a reduction in operating margin in 2014 compared to 2013 as a result of the implementation of previously announced federal budget reductions for guaranty agencies' revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly.

Loan and guaranty servicing revenue

	Year ended December 31,
	2014	2013	2012	Additional information
Government servicing	$124,378	97,351	69,493	Increase due to an increase in the number of borrowers serviced under the government servicing contract.
FFELP servicing	13,334	20,420	24,255	Decrease will continue as third-party customers' FFELP portfolios run off.
Private servicing	10,497	9,485	9,201	Increase due to an increase in the number of borrowers serviced for third-party customers.
FFELP guaranty servicing	11,284	12,251	13,183	Decrease will continue as FFELP portfolios run off and guaranty volume decreases.
FFELP guaranty collection	55,369	73,628	58,926
The Company earns revenue from rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, recent federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue was $41.6 million, $54.2 million, and $43.8 million in 2014, 2013, and 2012, respectively. This revenue was negatively impacted in 2014 as a result of these federal budget provisions. Rehabilitation collection revenue for the period from July 1, 2014, when the reduced payment framework became effective, to December 31, 2014 was $10.9 million. The Company anticipates this revenue will continue to be negatively impacted as a result of these federal budget provisions.

Software services	22,349	28,609	33,512
In October 2011, the Company began providing hosted student loan servicing to a significant customer. The contract with this customer expired in December 2013. The number of remote hosted borrowers and related revenue decreased from this customer throughout 2013 as this customer's loan volume was transferred to other servicers. Revenue earned from this customer in 2013 and 2012 was $6.2 million and $14.7 million, respectively. Excluding revenue from this customer, software services revenue increased in 2013 compared to 2012 due to an increase in the number of borrowers from other remote hosted customers.

Other	3,203	1,684	1,178	Increase due to additional contact center outsourcing activities.
Loan and guaranty servicing revenue	$240,414	243,428	209,748

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

The Company purchased RenWeb on June 3, 2014. The results of RenWeb's operations are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue from the date of acquisition through December 31, 2014 was $8.8 million.

Summary and Comparison of Operating Results

	Year ended December 31,
	2014	2013	2012	Additional information
Net interest income	$6	—	8
Tuition payment processing, school information, and campus commerce revenue	98,156	80,682	74,410
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

Other income	1,268	—	—
Total other income	99,424	80,682	74,410
Salaries and benefits	48,453	37,575	34,314
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.

Depreciation and amortization	8,169	4,518	7,240
Amortization of intangible assets for 2014, 2013, and 2012 was $6.5 million, $3.3 million, and $6.3 million, respectively. Certain intangible assets were fully amortized at the end of 2012. As a result of the acquisition of RenWeb, the Company recorded $37.2 million of intangible assets that increased amortization expense in 2014.

Other expenses	13,006	9,147	10,439
Implementation of electronic communications and processes resulted in reductions of paper forms, postage, and freight which decreased expenses in 2013 compared to 2012. In addition, certain investments were made by the Company during 2012 in new products and services to meet customer needs and expand product and service offerings. The increase in expenses in 2014 compared to 2013 was the result of the acquisition of RenWeb referred to above and additional expenses incurred to support the increase in payment plans and continued system maintenance and enhancements.

Intersegment expenses, net	5,864	5,989	5,383
Total operating expenses	75,492	57,229	57,376
Income before income taxes and corporate overhead allocation	23,938	23,453	17,042
Corporate overhead allocation	(3,010)	(1,957)	(1,968)
Income before income taxes	20,928	21,496	15,074
Income tax expense	(7,952)	(8,168)	(5,728)
Net income	$12,976	13,328	9,346
Before tax operating margin	21.0%	26.6%	20.3%
Excluding the amortization of intangibles, before tax operating margin was 27.6%, 30.7%, and 28.7% for 2014, 2013, and 2012, respectively. The decrease in margin in 2014 compared to 2013 was primarily due to a change in the mix of products and services provided as a result of the acquisition of RenWeb referred to above.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of December 31, 2014, the Company had a $28.0 billion student loan portfolio that will amortize over the next 25 years. For a summary of the Company's student loan portfolio as of December 31, 2014 and 2013, see note 3 of the notes to consolidated financial statements included in this report.

Loan Activity

The following table sets forth the activity of loans:

	Year ended December 31,
	2014	2013	2012
Beginning balance	$26,121,306	24,995,880	24,359,625
Loan acquisitions	6,099,249	4,058,997	3,885,138
Repayments, claims, capitalized interest, participations, and other	(2,745,341)	(2,375,806)	(1,807,144)
Consolidation loans lost to external parties	(990,960)	(514,108)	(1,331,163)
Loans sold	(260,346)	(43,657)	(110,576)
Ending balance	$28,223,908	26,121,306	24,995,880

Allowance for Loan Losses, Loan Repurchase Obligation, and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. In addition, the Company’s servicing operations are obligated to repurchase certain private education loans sold in the event such loans become 60 or 90 days delinquent. Further, delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses and accrual related to the Company's loan repurchase obligation for 2014, 2013, and 2012, and a summary of the Company's federally insured student loan delinquency amounts as of December 31, 2014, 2013, and 2012, see note 3 of the notes to consolidated financial statements included in this report.

The Company's provision for loan losses and charge-offs of federally insured loans decreased in 2014 compared to 2013 and 2013 compared to 2012. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2014	2013	2012
Variable student loan yield, gross	2.55%	2.58%	2.63%
Consolidation rebate fees	(0.82)	(0.77)	(0.75)
Discount accretion, net of premium and deferred origination costs amortization	0.05	0.03	—
Variable student loan yield, net	1.78	1.84	1.88
Student loan cost of funds - interest expense	(0.95)	(0.91)	(1.09)
Student loan cost of funds - derivative settlements	0.01	0.01	0.03
Variable student loan spread	0.84	0.94	0.82
Fixed rate floor income, net of settlements on derivatives	0.64	0.60	0.62
Core student loan spread	1.48%	1.54%	1.44%

Average balance of student loans	$28,036,577	24,960,521	23,694,388
Average balance of debt outstanding	28,116,989	24,954,546	23,932,304

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

Variable student loan spread decreased in 2014 as compared to 2013 as a result of recent acquisitions of consolidation loans, which have lower margins but longer terms. Variable student loan spread increased in 2013 as compared to 2012 as a result of the tightening of the Asset/Liability Base Rate spread reflected in the previous table.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Year ended December 31,
	2014	2013	2012
Fixed rate floor income, gross	$204,250	179,453	164,615
Derivative settlements (a)	(24,380)	(31,022)	(19,270)
Fixed rate floor income, net	$179,870	148,431	145,345
Fixed rate floor income contribution to spread, net	0.64%	0.60%	0.62%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2014, 2013, and 2012 are due to historically low interest rates. Gross fixed rate floor income increased in 2014 due to recent purchases of loans earning fixed rate floor income. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2014	2013	2012	Additional information
Net interest income after provision for loan losses	$424,140	390,571	324,906	See table below for additional analysis.
Other income	21,532	15,223	18,219
The primary component of other income is borrower late fees, which were $14.8 million, $12.7 million, and $13.9 million in 2014, 2013, and 2012, respectively. In 2014, $4.2 million in income was recognized related to the modification of certain servicing agreements in which the Company's loan repurchase obligation was reduced. Also included in "other income" are net realized and unrealized gains /losses on investments, which were net income of $0.3 million, $0.2 million, and $1.7 million in 2014, 2013, and 2012, respectively.

(Loss) gain on sale of loans and debt repurchases, net	(1,357)	11,004	3,814
Gains were primarily from the Company repurchasing its own asset-backed debt securities. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited. In 2014, the Company recognized a loss from the sale of loans, which was partially offset by gains from debt repurchases.

Derivative market value and foreign currency adjustments, net	42,935	35,256	(51,809)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(20,818)	(27,966)	(11,792)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as reflected in the table below.

Total other income	42,292	33,517	(41,568)
Salaries and benefits	2,316	2,292	2,252
Other expenses	33,611	30,945	16,435	Increase due to higher third party servicing fees related to a significant amount of recent loan purchases being serviced at third parties.
Intersegment expenses, net	55,808	57,572	66,215	Amount includes fees paid to the LGS operating segment for the servicing of the Company's student loan portfolio. Such amounts have decreased as the AGM portfolio serviced by LGS has run off.
Total operating expenses	91,735	90,809	84,902
Income before income taxes and corporate overhead allocation	374,697	333,279	198,436
Corporate overhead allocation	(5,017)	(3,896)	(5,306)
Income before income taxes	369,680	329,383	193,130
Income tax expense	(140,477)	(125,165)	(73,387)
Net income	$229,203	204,218	119,743

Additional information:
Net income	$229,203	204,218	119,743
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

Derivative market value and foreign currency adjustments, net	(42,935)	(35,256)	51,809
Tax effect	16,315	13,397	(19,687)
Net income, excluding derivative market value and foreign currency adjustments	$202,583	182,359	151,865

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2014	2013	2012	Additional Information
Variable interest income, net of settlements on derivatives	$718,274	645,739	630,267	Increase due to an increase in the average student loan portfolio, partially offset by a decrease in the gross yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(230,956)	(192,061)	(178,211)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	15,002	8,067	47	Increase due to the Company's purchases of loans at a net discount over the last several years.
Interest on bonds and notes payable	(267,506)	(226,265)	(260,082)
Increase in 2014 compared to 2013 was due to an increase in cost of funds and an increase in average debt outstanding. Decrease in 2013 compared to 2012 was due to a decrease in cost of funds, partially offset by an increase in average debt outstanding.

Variable student loan interest margin, net of settlements on derivatives	234,814	235,480	192,021
Fixed rate floor income, net of settlements on derivatives	179,870	148,431	145,345
The high levels of fixed rate floor income earned were due to historically low interest rates. Fixed rate floor income has increased year over year due to recent purchases of loans earning fixed rate floor income.

Investment interest	374	461	955
Intercompany interest	(2,236)	(3,267)	(3,707)
Provision for loan losses - federally insured loans	(11,000)	(20,000)	(22,000)
Recovery of loan losses - private education loans	1,500	1,500	500
Net interest income after provision for loan losses (net of settlements on derivatives)	$403,322	362,605	313,114

LIQUIDITY AND CAPITAL RESOURCES

The Company’s fee generating businesses are non-capital intensive and all produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to the fee-based segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, this Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment.

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

Sources of Liquidity Currently Available

As of December 31, 2014, the Company had cash and investments of $279.6 million. In addition, the Company has historically generated positive cash flow from operations.  For the years ended December 31, 2014, 2013, and 2012, the Company's net cash provided by operating activities was $357.4 million, $387.2 million, and $299.3 million, respectively.

In addition, the Company has a $350.0 million unsecured line of credit that matures on June 30, 2019. As of December 31, 2014, nothing was outstanding on the unsecured line of credit and $350.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has retained certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2014, the Company holds $124.8 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments in loan financing, loan servicing, and payment processing; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.

Cash Flows

During the year ended December 31, 2014, the Company generated $357.4 million from operating activities, compared to $387.2 million for the same period in 2013. The decrease in cash provided by operating activities reflects changes in the adjustments to net income for non-cash foreign currency transaction adjustments related to the Company's Euro denominated bonds payable, decreases in payments received from the termination of derivative instruments, and a decrease in other liabilities. These factors were partially offset by changes in the non-cash fair value adjustment for derivatives, non-cash depreciation and amortization, and an increase in deferred income tax expense.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash used in investing activities and financing activities for the year ended December 31, 2014 was $109.5 million and $180.7 million, respectively. Cash provided by investing activities and cash used in financing activities for the year ended December 31, 2013 was $496.6 million and $886.5 million, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral:

	As of December 31, 2014
	Carrying amount	Final maturity
Asset Generation and Management:
Bonds and notes issued in asset-backed securitizations	$27,025,100	5/25/18 - 8/26/52
FFELP warehouse facilities	1,241,665	1/17/16 - 6/11/17
Other borrowings	81,969	11/11/15 - 12/31/18
	$28,348,734

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

As of December 31, 2014, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.29 billion as detailed below.  The $2.29 billion includes approximately $596.3 million (as of December 31, 2014) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2014.  As of December 31, 2014, the Company had $26.9 billion of loans included in asset-backed securitizations, which represented 95.4 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2014 or loans acquired subsequent to December 31, 2014.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.29 billion
(dollars in millions)
$350
$300
$250
$200
$150
$100
$50
$-
$320
$225
$170
$140
$145
$200
$170
$245
$180
$80
$50
$95
$25
$245
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028 and after

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of FFEL Program debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $250 million to $310 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2014, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $0.1 million. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2014, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $1.75 billion, of which $1.24 billion was outstanding and $0.51 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of December 31, 2014, the Company had $73.4 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2014, see note 4 of the notes to consolidated financial statements included in this report.

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

In addition, as discussed under "Overview - Recent Developments - Private education loans," the Company has entered into agreements in which it is committed to purchase private education loans. The Company intends to use operating cash and its unsecured line of credit to initially fund these private education loans.   The Company is currently forming a private education loan warehouse facility to be used to pool loans before financing them under more permanent securitization financing arrangements. If the Company is not successful in establishing specific financing facilities for private education loans, the Company's liquidity could be adversely affected and the Company's opportunities to purchase additional such loans could be limited.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2014, $543.0 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed Securities Transactions

During 2014, the Company completed six asset-backed securitizations totaling $3.2 billion. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2014, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of December 31, 2014, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $32.8 million. As of December 31, 2014, the Company had no collateral deposited with counterparties or a clearinghouse related to these derivatives.

Other Debt Facilities

As previously discussed, the Company has a $350.0 million unsecured line of credit with a maturity date of June 30, 2019. As of December 31, 2014, the $350.0 million unsecured line of credit had no amounts outstanding and $350.0 million was available for future use. Upon the maturity date in 2019 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of December 31, 2014, $71.7 million of Hybrid Securities were outstanding.

For further discussion of these unsecured debt obligations of the Company, see note 4 of the notes to consolidated financial statements included in this report.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. Gains recorded by the Company from the purchase of debt are included in "gain on the sale of loans and debt repurchases, net" on the Company’s consolidated statements of income. Due to improvements in the capital markets, the opportunities for the Company to repurchase debt at less than par are becoming more limited. A summary of debt repurchases follows:

	Year ended December 31, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	Par value	Purchase price	Gain	Par value	Purchase price	Gain	Par value	Purchase price	Gain
Unsecured debt - Hybrid Securities	$24,769	19,761	5,008	2,775	2,080	695	1,465	1,140	325
Asset-backed securities	29,243	27,636	1,607	87,696	76,725	10,971	134,667	130,969	3,698
	$54,012	47,397	6,615	90,471	78,805	11,666	136,132	132,109	4,023

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2014, 2013, and 2012 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2014	381,689	$15,713	$41.17
Year ended December 31, 2013	393,259	13,136	33.40
Year ended December 31, 2012	806,023	22,814	28.30

As of December 31, 2014, 3,520,966 shares remain authorized for purchase under the Company's repurchase program.

Dividends

Dividends of $0.10 per share on the Company’s Class A and Class B common stock were paid on March 14, 2014, June 13, 2014, September 15, 2014, and December 15, 2014, respectively.

The Company's Board of Directors declared a first quarter 2015 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. The dividend will be paid on March 13, 2015, to shareholders of record at the close of business on February 27, 2015.

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

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2014
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$28,420,422	4,393	1,316,665	476,268	26,623,096
Operating lease obligations	23,047	4,468	7,233	5,073	6,273
Total	$28,443,469	8,861	1,323,898	481,341	26,629,369

(a)	Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.

As of December 31, 2014, the Company had a reserve of $13.9 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of December 31, 2014, the balance of loans subject to these repurchase obligations was $155.3 million. As of December 31, 2014, the Company has $11.8 million accrued related to this repurchase obligation which is included in “other liabilities” in the Company’s consolidated balance sheet. This obligation is not included in the above table.

The Company has commitments with certain entities which obligate the Company to purchase private education loans originated under certain criteria. See "Overview - Recent Developments - Private education loans" above. These obligations are not included in the above table.

CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the notes to consolidated financial statements included in this report includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses on student loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the appropriateness of the allowance for loan losses on its federally insured loan portfolio separately from its private education loan portfolio.

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

In determining the appropriateness of the allowance for loan losses on the private education loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a private education loan on nonaccrual status when the collection of principal and interest is 30 days past due and charges off the loan and accrued interest when the collection of principal and interest is 120 days past due.

The allowance for federally insured and private education loans and the repurchase obligation related to loans sold are maintained at a level management believes is appropriate to provide for estimated probable credit losses inherent in the loan portfolios. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

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

The Company also earns revenue from its service and product offerings in its fee-based operating segments, including Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce, and Enrollment Services revenue. The revenue recognition policy for these services and products can be found in note 2 of the notes to consolidated financial statements included in this report.

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

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED, BUT NOT YET EFFECTIVE

In May 2014, the Financial Accounting Standards Board issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance once it becomes effective on January 1, 2017. Early application is not permitted, and the standard allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact this standard will have on its ongoing financial reporting, and has not yet selected a method of transition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2014		As of December 31, 2013
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$12,700,494	45.0%	$11,090,583	42.5%
Variable-rate loan assets	15,523,414	55.0	15,030,723	57.5
Total	$28,223,908	100.0%	$26,121,306	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	28,420,422	100.0	26,213,345	100.0
Total	$28,420,422	100.0%	$26,213,345	100.0%

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

No variable-rate floor income was earned by the Company during the years ended December 31, 2014, 2013, and 2012. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2014	2013	2012
Fixed rate floor income, gross	$204,250	179,453	164,615
Derivative settlements (a)	(24,380)	(31,022)	(19,270)
Fixed rate floor income, net	$179,870	148,431	145,345

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2014, 2013, and 2012 are due to historically low interest rates.  Gross fixed rate floor income increased during 2014 due to recent purchases of loans earning fixed rate floor income. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2014:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance

< 3.0%	2.88%	0.24%	$1,848,518
3.0 - 3.49%	3.19%	0.55%	2,319,425
3.5 - 3.99%	3.65%	1.01%	2,276,397
4.0 - 4.49%	4.20%	1.56%	1,741,174
4.5 - 4.99%	4.72%	2.08%	1,078,574
5.0 - 5.49%	5.22%	2.58%	677,589
5.5 - 5.99%	5.67%	3.03%	393,750
6.0 - 6.49%	6.18%	3.54%	457,441
6.5 - 6.99%	6.71%	4.07%	434,295
7.0 - 7.49%	7.17%	4.53%	182,627
7.5 - 7.99%	7.71%	5.07%	312,589
8.0 - 8.99%	8.18%	5.54%	703,712
> 9.0%	9.04%	6.40%	274,403
			$12,700,494

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2014, the weighted average estimated variable conversion rate was 1.84% and the short-term interest rate was 16 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2014 used by the Company to economically hedge loans earning fixed rate floor income.

	Notional amount	Weighted average fixed rate paid by the Company (a)
Maturity

2015	$1,100,000	0.89%
2016	750,000	0.85
2017	1,250,000	0.86
	$3,100,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
In addition, on August 20, 2014, the Company paid $9.1 million for an interest rate swaption to economically hedge loans earning fixed rate floor income. The interest rate swap option gives the Company the right, but not the obligation, to enter into a $250 million notional interest rate swap in which the Company would pay a fixed amount of 3.30% and receive discrete one-month LIBOR. If the interest rate swap option is exercised, the swap would become effective in 2019 and mature in 2024.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2014:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$27,273,203	—
3 month Treasury bill	Daily	923,227	—
3 month LIBOR (a) (b)	Quarterly	—	16,513,911
1 month LIBOR	Monthly	—	9,892,133
Auction-rate (c)	Varies	—	1,311,669
Asset-backed commercial paper (d)	Varies	—	549,052
Other (e)		152,304	81,969
		$28,348,734	28,348,734

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of December 31, 2014:

Maturity		Notional amount
2021		$250,000
2022		1,900,000
2023		3,650,000
2024		250,000
2026		800,000
2028		100,000
2036		700,000
2039	(1)	150,000
		$7,800,000	(2)
(1)This derivative has a forward effective start date in 2015.

(2)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2014 was one-month LIBOR plus 3.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of December 31, 2014, the Company was sponsor for $1.3 billion of Auction Rate Securities.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Year ended December 31, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(81,669)	(17.4)%	$(144,648)	(30.8)%	$(17,231)	(3.6)%	$(51,697)	(11.0)%
Impact of derivative settlements	40,267	8.6	120,801	25.7	7,649	1.6	22,951	4.9
Increase (decrease) in net income before taxes	$(41,402)	(8.8)%	$(23,847)	(5.1)%	$(9,582)	(2.0)%	$(28,746)	(6.1)%
Increase (decrease) in basic and diluted earnings per share	$(0.55)		$(0.32)		$(0.12)		$(0.38)
	Year ended December 31, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(70,599)	(15.1)%	$(124,864)	(26.8)%	$(16,831)	(3.6)%	$(50,493)	(10.8)%
Impact of derivative settlements	60,123	12.9	180,370	38.7	6,855	1.5	20,565	4.4
Increase (decrease) in net income before taxes	$(10,476)	(2.2)%	$55,506	11.9%	$(9,976)	(2.1)%	$(29,928)	(6.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.14)		$0.74		$(0.13)		$(0.40)
	Year ended December 31, 2012
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(66,283)	(24.1)%	$(117,342)	(42.7)%	$(23,935)	(8.7)%	$(71,805)	(26.2)%
Impact of derivative settlements	47,263	17.2	141,789	51.6	1,717	0.6	5,152	1.9
Increase (decrease) in net income before taxes	$(19,020)	(6.9)%	$24,447	8.9%	$(22,218)	(8.1)%	$(66,653)	(24.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.32		$(0.29)		$(0.87)

Foreign Currency Exchange Risk

The Company has issued €352.7 million of student loan asset-backed Euro Notes (the "Euro Notes") with an interest rate based on a spread to the EURIBOR index. As a result, the Company is exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The Company has entered into a cross-currency interest rate swap in connection with the issuance of the Euro Notes. See note 5 of the notes to consolidated financial statements included in this report for additional information, including a summary of the terms of the cross-currency interest rate swap associated with the Euro Notes and the related financial statement impact.

Financial Statement Impact – Derivatives and Foreign Currency Transaction Adjustments

For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value and foreign currency adjustments and derivative settlements, net" included in the consolidated statements of income, see note 5 of the notes to consolidated financial statements.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 based on the criteria for effective internal control described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.

Inherent Limitations on Effectiveness of Internal Controls

The Company's management, including the chief executive and chief financial officers, understands that the disclosure controls and procedures and internal control over financial reporting are subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. The design of a control system must reflect the fact that there are resource constraints, and the benefits of a control system must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As a result, there can be no assurance that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud or ensure that all material information will be made known to management in a timely fashion. By their nature, the Company's or any system of disclosure controls and procedures or internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance regarding management's control objectives.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:

We have audited Nelnet, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.'s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
February 26, 2015

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2014, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS - Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 14, 2015 (the “Proxy Statement”), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “CORPORATE GOVERNANCE” and “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Stock Ownership” in the Proxy Statement is incorporated herein by reference. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in the control of the Company.

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2014
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	2,776,130	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	2,776,130

(1)
Includes 2,120,007, 98,049, and 558,074 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “CORPORATE GOVERNANCE - Board Composition and Director Independence,” and “CORPORATE GOVERNANCE - Board Committees” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the caption “PROPOSAL 2 - RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Independent Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

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
2.1++
Stock Purchase Agreement dated as of April 10, 2014 among Nelnet Finance Corp., Nelnet, Inc., Student Loan Xpress, Inc., and CIT Group Inc., filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K filed on April 16, 2014 and incorporated by reference herein.

2.2++
Loan Sale Agreement dated as of April 10, 2014 among National Education Loan Network, Inc., Student Loan Xpress, Inc., Fifth Third Bank, Union Bank and Trust Company, and CIT Group Inc., filed as Exhibit 2.2 to the registrant's Current Report on Form 8-K filed on April 16, 2014 and incorporated by reference herein.

2.3++
Loan Sale Agreement dated as of April 10, 2014 among National Education Loan Network, Inc., CIT Education Loan Trust 2012-1, Manufacturers and Traders Trust Company, Union Bank and Trust Company, and CIT Group Inc., filed as Exhibit 2.3 to the registrant's Current Report on Form 8-K filed on April 16, 2014 and incorporated by reference herein.

2.4++
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

Exhibit Index

3.3
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

10.1
Composite Form of Amended and Restated Participation Agreement, dated as of June 1, 2001, between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, as amended by the First Amendment thereto dated as of December 19, 2001 through the Cancellation of the Fifteenth Amendment thereto dated as of March 16, 2011 (such Participation Agreement and each amendment through the Cancellation of the Fifteenth Amendment thereto have been previously filed as set forth in the Exhibit Index for the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and are incorporated by reference herein), filed as Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated by reference herein.

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

10.9+
Nelnet, Inc. Employee Share Purchase Plan, as amended through March 17, 2011, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated by reference herein.

10.10
Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

Exhibit Index

10.11
Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.12
Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.13
Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.14
Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.15
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated by reference herein.

10.16+	Nelnet, Inc. Restricted Stock Plan, as amended through May 22, 2014, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated by reference herein.

10.17+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed on June 27, 2008 as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-151911) and incorporated herein by reference.

10.18+	Nelnet, Inc. Executive Officers Incentive Compensation Plan, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated by reference herein.

10.19
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

10.20
Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

10.21
Modification of Contract dated effective as of June 17, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein.

10.22
Modification of Contract dated effective as of September 1, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 2, 2014 and incorporated herein by reference.

10.23
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.24
Management Agreement, dated effective as of January 20, 2012, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.58 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.25
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.26
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.27*	Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company.

Exhibit Index

10.28*	Form of Administrative Services Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, Adminisystems, Inc., and Union Bank and Trust Company.

10.29
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

10.30
Guaranty, dated as of February 17, 2012, by and among each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on February 24, 2012 and incorporated herein by reference.

10.31
Amendment No. 1 dated as of March 16, 2012 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on April 2, 2013 and incorporated by reference herein.

10.32
Amendment No. 2 dated as of March 28, 2013 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 2, 2013 and incorporated by reference herein.

10.33
Amendment No. 3 dated as of June 30, 2014 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on July 7, 2014 and incorporated by reference herein.

10.34*+++
Amendment No. 4 dated as of February 13, 2015 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto.

10.35
Aircraft Purchase Agreement dated as of May 20, 2013, by and between Galena Air Services Company and National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.

10.36
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

10.38
Aircraft Joint Ownership Agreement dated as of June 25, 2013, by and between National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated by reference herein.

10.39
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

10.41
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

10.42
Subparticipation Agreement dated as of January 1, 2014 between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated by reference herein.

10.43*±	Master Private Loan Program Agreement dated as of December 22, 2014, by and between Union Bank and Trust Company and Nelnet, Inc.

10.44*±	Education Loan Marketing and Referral Agreement dated as of December 22, 2014, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company.

Exhibit Index

10.45*±	Private Student Loan Origination and Servicing Agreement dated as of December 22, 2014, by and between Nelnet Servicing, LLC and Union bank and Trust Company.

10.46*±	Guaranteed Purchase Agreement dated as of December 22, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company.

10.47*	Private Loan Sale Agreement dated as of October 9, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company.

10.48*	Private Student Loan Servicing Agreement dated as of October 9, 2014, by and between Nelnet Servicing, LLC and Union Bank and Trust Company.

10.49*++++	First Amendment of Loan Servicing Agreement dated as of September 27, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
+ Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) on Form 10-K.
 ++ Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or attachment to the U.S. Securities and Exchange Commission upon request. The exhibit is not intended to be, and should not be relied upon as, including disclosures regarding any facts and circumstances relating to the registrant or any of its subsidiaries or affiliates. The exhibit contains representations and warranties by the registrant and the other parties that were made only for purposes of the agreement set forth in the exhibit and as of specified dates. The representations, warranties, and covenants in the agreement were made solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts), and may apply contractual standards of materiality or material adverse effect that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the agreement, which subsequent information may or may not be fully reflected in the registrant's public disclosures.

 +++ Filed herewith for purposes of providing a complete set of all amendment documents to the Credit Agreement by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto. The Credit Agreement and all prior amendment documents thereto have been previously filed.

 ++++ Filed herewith for purposes of providing a complete set of all amendment documents to the Loan Servicing Agreement by and between Nelnet, Inc. and Union Bank and Trust Company. The Loan Servicing Agreement has been previously filed.

± Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2015
NELNET, INC

		By:	/s/ JEFFREY R. NOORDHOEK
Name: Jeffrey R. Noordhoek
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 26, 2015
Michael S. Dunlap

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	February 26, 2015
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	February 26, 2015
James P. Abel

/s/ WILLIAM R. CINTANI	Director	February 26, 2015
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 26, 2015
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 26, 2015
David S. Graff

/s/ THOMAS E. HENNING	Director	February 26, 2015
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 26, 2015
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 26, 2015
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
February 26, 2015

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
	2014	2013
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $48,900 and $55,122, respectively)	$28,005,195	25,907,589
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	37,781	8,537
Cash and cash equivalents - held at a related party	92,700	54,730
Total cash and cash equivalents	130,481	63,267
Investments	149,123	192,040
Restricted cash and investments	850,440	735,123
Restricted cash - due to customers	118,488	167,576
Accrued interest receivable	351,588	314,553
Accounts receivable (net of allowance for doubtful accounts of $1,656 and $3,845, respectively)	50,552	56,072
Goodwill	126,200	117,118
Intangible assets, net	42,582	6,132
Property and equipment, net	45,894	33,829
Other assets	163,208	115,043
Fair value of derivative instruments	64,392	62,507
Total assets	$30,098,143	27,770,849
Liabilities:
Bonds and notes payable	$28,027,350	25,955,289
Accrued interest payable	25,904	21,725
Other liabilities	167,881	164,300
Due to customers	118,488	167,576
Fair value of derivative instruments	32,842	17,969
Total liabilities	28,372,465	26,326,859
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 34,756,384 shares and 34,881,338 shares, respectively	348	349
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,486,932 shares and 11,495,377 shares, respectively	115	115
Additional paid-in capital	17,290	24,887
Retained earnings	1,702,560	1,413,492
Accumulated other comprehensive earnings	5,135	4,819
Total Nelnet, Inc. shareholders' equity	1,725,448	1,443,662
Noncontrolling interest	230	328
Total equity	1,725,678	1,443,990

Total liabilities and equity	$30,098,143	27,770,849

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$28,181,244	26,020,629
Restricted cash and investments	846,199	732,771
Fair value of derivative instrument, net	(20,455)	36,834
Other assets	351,934	313,748
Bonds and notes payable	(28,391,530)	(26,244,222)
Other liabilities	(280,233)	(303,142)
Net assets of consolidated variable interest entities	$687,159	556,618

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$703,007	638,142	609,237
Investment interest	6,793	6,668	4,616
Total interest income	709,800	644,810	613,853
Interest expense:
Interest on bonds and notes payable	273,237	230,935	268,566
Net interest income	436,563	413,875	345,287
Less provision for loan losses	9,500	18,500	21,500
Net interest income after provision for loan losses	427,063	395,375	323,787
Other income (expense):
Loan and guaranty servicing revenue	240,414	243,428	209,748
Tuition payment processing, school information, and campus commerce revenue	98,156	80,682	74,410
Enrollment services revenue	82,883	98,078	117,925
Other income	54,002	46,298	39,476
Gain on sale of loans and debt repurchases, net	3,651	11,699	4,139
Derivative market value and foreign currency adjustments and derivative settlements, net	15,860	18,957	(61,416)
Total other income	494,966	499,142	384,282
Operating expenses:
Salaries and benefits	228,079	196,169	192,826
Cost to provide enrollment services	53,307	64,961	78,375
Depreciation and amortization	21,134	18,311	33,625
Other	149,990	149,542	128,738
Total operating expenses	452,510	428,983	433,564
Income before income taxes	469,519	465,534	274,505
Income tax expense	160,238	161,193	96,077
Net income	309,281	304,341	178,428
Net income attributable to noncontrolling interest	1,671	1,669	431
Net income attributable to Nelnet, Inc.	$307,610	302,672	177,997
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$6.62	6.50	3.76
Weighted average common shares outstanding - basic and diluted	46,469,615	46,570,314	47,369,331

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013, and 2012
	2014	2013	2012
	(Dollars in thousands)
Net income	$309,281	304,341	178,428
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during period, net	9,006	9,134	10,230
Less reclassification adjustment for gains recognized in net income, net of losses	(8,506)	(5,938)	(5,798)
Income tax effect	(184)	(1,190)	(1,619)
Total other comprehensive income	316	2,006	2,813
Comprehensive income	309,597	306,347	181,241
Comprehensive income attributable to noncontrolling interest	1,671	1,669	431
Comprehensive income attributable to Nelnet, Inc.	$307,926	304,678	180,810

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2014, 2013, and 2012
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Employee notes receivable	Noncontrolling interest	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2011	—	35,643,102	11,495,377	$—	356	115	49,245	1,017,629	—	(1,140)	—	1,066,205
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	177,997	—	—	431	178,428
Other comprehensive income	—	—	—	—	—	—	—	—	2,813	—	—	2,813
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(431)	(431)
Cash dividends on Class A and Class B common stock - $1.40 per share	—	—	—	—	—	—	—	(66,237)	—	—	—	(66,237)
Issuance of common stock, net of forfeitures	—	279,834	—	—	3	—	3,913	—	—	—	—	3,916
Compensation expense for stock based awards	—	—	—	—	—	—	2,188	—	—	—	—	2,188
Repurchase of common stock	—	(806,023)	—	—	(8)	—	(22,806)	—	—	—	—	(22,814)
Reduction of employee stock notes receivable	—	—	—	—	—	—	—	—	—	1,140	—	1,140
Balance as of December 31, 2012	—	35,116,913	11,495,377	—	351	115	32,540	1,129,389	2,813	—	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	302,672	—	—	1,669	304,341
Other comprehensive income	—	—	—	—	—	—	—	—	2,006	—	—	2,006
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,351)	(1,351)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(18,569)	—	—	—	(18,569)
Issuance of common stock, net of forfeitures	—	157,684	—	—	2	—	2,377	—	—	—	—	2,379
Compensation expense for stock based awards	—	—	—	—	—	—	3,102	—	—	—	—	3,102
Repurchase of common stock	—	(393,259)	—	—	(4)	—	(13,132)	—	—	—	—	(13,136)
Balance as of December 31, 2013	—	34,881,338	11,495,377	—	349	115	24,887	1,413,492	4,819	—	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	307,610	—	—	1,671	309,281
Other comprehensive income	—	—	—	—	—	—	—	—	316	—	—	316
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,970)	(1,970)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(18,542)	—	—	—	(18,542)
Issuance of common stock, net of forfeitures	—	248,290	—	—	3	—	3,551	—	—	—	—	3,554
Compensation expense for stock based awards	—	—	—	—	—	—	4,561	—	—	—	—	4,561
Repurchase of common stock	—	(381,689)	—	—	(4)	—	(15,709)	—	—	—	—	(15,713)
Conversion of common stock	—	8,445	(8,445)	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	—	230	1,725,678

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013, and 2012
	2014	2013	2012
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$307,610	302,672	177,997
Net income attributable to noncontrolling interest	1,671	1,669	431
Net income	309,281	304,341	178,428
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	107,969	79,484	116,781
Student loan discount accretion	(43,479)	(36,258)	(44,380)
Provision for loan losses	9,500	18,500	21,500
Derivative market value adjustment	20,310	(83,878)	27,833
Foreign currency transaction adjustment	(58,013)	35,285	19,561
Payment for interest rate swap option	(9,087)	—	—
Proceeds (payments) to terminate/amend derivative instruments, net	1,765	65,890	(6,005)
Loss (gain) on sale of loans, net	2,964	(33)	(116)
Gain from debt repurchases	(6,615)	(11,666)	(4,023)
Gain from sales of available-for-sale securities, net	(8,506)	(5,938)	(5,798)
Proceeds from sales of trading securities, net	3,128	—	—
Deferred income tax expense (benefit)	19,659	2,539	(23,829)
Non-cash compensation expense	4,699	3,329	3,020
Other	7,127	112	1,945
Decrease in accrued interest receivable	5,205	8,341	883
Decrease in accounts receivable	6,690	7,566	16
Decrease (increase) in other assets	2,372	(4,783)	2,322
Increase (decrease) in accrued interest payable	3,009	(433)	(4,864)
(Decrease) increase in other liabilities	(20,529)	4,782	16,044
Net cash provided by operating activities	357,449	387,180	299,318
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(3,753,936)	(2,392,676)	(3,777,011)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	3,700,005	2,852,177	3,112,744
Proceeds from sale of student loans	50,190	43,292	107,093
Purchases of available-for-sale securities	(192,998)	(219,894)	(190,250)
Proceeds from sales of available-for-sale securities	241,793	103,250	165,854
Purchases of other investments	(45,925)	(20,302)	—
Repayments of receivables and other assets	15,819	—	—
Purchases of property and equipment, net	(26,488)	(17,010)	(9,944)
(Increase) decrease in restricted cash and investments, net	(51,135)	147,743	(201,140)
Business and asset acquisitions, net of cash acquired	(46,833)	—	—
Net cash (used in) provided by investing activities	(109,508)	496,580	(792,654)
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(3,632,741)	(5,153,057)	(4,444,099)
Proceeds from issuance of bonds and notes payable	3,502,316	4,312,720	5,066,950
Payments of debt issuance costs	(14,934)	(13,697)	(18,197)
Dividends paid	(18,542)	(18,569)	(66,237)
Repurchases of common stock	(15,713)	(13,136)	(22,814)
Proceeds from issuance of common stock	656	561	480
Payments received on employee stock notes receivable	—	—	1,140
Issuance of noncontrolling interest	201	5	5
Distribution to noncontrolling interest	(1,970)	(1,351)	(431)
Net cash (used in) provided by financing activities	(180,727)	(886,524)	516,797
Net increase (decrease) in cash and cash equivalents	67,214	(2,764)	23,461
Cash and cash equivalents, beginning of year	63,267	66,031	42,570
Cash and cash equivalents, end of year	$130,481	63,267	66,031

Cash disbursements made for:
Interest	$210,700	190,998	234,606
Income taxes, net of refunds	$155,828	154,840	114,758
Noncash activity:
Investing activity - student loans and other assets acquired	$2,571,997	1,715,260	—
Investing activity - sale of education lending subsidiary, including student loans and other assets	$246,376	—	—
Investing activity - note receivable obtained in connection with sale of education lending subsidiary	$20,737	—	—
Financing activity - borrowings and other liabilities transferred in sale of education lending subsidiary	$225,139	—	—
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$2,444,874	1,676,761	—

Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisition is contained in note 7.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1.	Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) provides educational services in loan servicing, payment processing, education planning, and asset management. These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans. Substantially all revenue from external customers is earned, and all long lived assets are located, in the United States.

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

Effective July 1, 2010, the Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act of 2010”) prohibits new loan originations under the FFEL Program and requires that all new federal student loan originations be made through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this law, the Company no longer originates new FFELP loans. However, the Company believes there will be continued opportunities to purchase FFELP loan portfolios from current FFELP loan holders looking to adjust their FFELP businesses. In addition, to reduce its reliance on interest income on student loans, the Company has significantly diversified and increased its education-related products and services.

The Company has three reportable operating segments. The Company's reportable operating segments include:

• Student Loan and Guaranty Servicing
• Tuition Payment Processing and Campus Commerce
• Asset Generation and Management

A description of each reportable operating segment is included below. In 2014, management determined that the Company's Enrollment Services business no longer met the quantitative thresholds for which separate information about an operating segment is required. Prior period segment operating results were restated to conform to the current period presentation. See note 14 for additional information on the Company's segment reporting.

Student Loan and Guaranty Servicing

The following are the primary products and services the Company offers as part of its Student Loan and Guaranty Servicing operating segment:

•	Servicing federally-owned student loans for the Department

•	Servicing FFELP loans

•	Marketing, originating, and servicing private education loans

•	Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

•	Providing student loan servicing software and other information technology products and services

•	Providing outsourced services including call center, processing, and marketing services

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

This operating segment also provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions usable by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.

In addition, this segment provides business process outsourcing specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels.

Tuition Payment Processing and Campus Commerce

The Company's Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs. In addition, this operating segment provides school information system software for private and faith-based schools that help schools automate administrative processes such as admissions, scheduling, student billing, attendance, and grade book management. This segment also provides innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data.

In the K-12 market, the Company offers actively managed tuition payment plans and billing services, school information system software, and assistance with financial needs assessment and donor management. In the higher education market, the Company primarily offers actively managed tuition payment plans and campus commerce technologies and payment processing.

Asset Generation and Management

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

Corporate and Other Activities

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:

•	The operating results of Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary

•	The operating results of the Enrollment Services business

•	Income earned on certain investment activities

•	Interest expense incurred on unsecured debt transactions

•	Other product and service offerings that are not considered reportable operating segments

Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

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

Noncontrolling Interest

Noncontrolling interest reflects the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in WRCM.
Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.

Student Loans Receivable

Student loans consist of federally insured student loans and private education loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2014 and 2013.

Federally insured loans were originated under the FFEL Program by certain eligible lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest. Generally, Stafford and PLUS loans have repayment periods between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment while the borrower is in-school, and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment, and forbearance period. Interest rates on loans may be fixed or variable, dependent upon the type of loan, terms of the loan agreements, and date of origination.

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

Student loans receivable also includes private education loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFELP. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. The private education loans are not covered by a guarantee or collateral in the event of borrower default.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses on student loans. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is appropriate to cover probable losses inherent in the loan portfolio. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its private education loan portfolio. These evaluation processes are subject to numerous judgments and uncertainties.

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

In determining the appropriate allowance for loan losses on the private education loans, the Company considers several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a private education loan on nonaccrual status when the collection of principal and interest is 30 days past due, and charges off the loan when the collection of principal and interest is 120 days past due. Collections, if any, are reflected as a recovery through the allowance for loan losses.

Management has determined that each of the federally insured loan portfolio and the private education loan portfolio meets the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Accordingly, the portfolio segment disclosures are presented on this basis in note 3 for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables. In addition, as of December 31, 2014 and 2013, the Company did not have any impaired loans as defined in the Receivables Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification.

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

Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased accrued interest was $55.0 million, $29.0 million, and $68.0 million in 2014, 2013, and 2012, respectively.

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

Accounts Receivable

Accounts receivable are presented at their net realizable values, which include allowances for doubtful accounts. Allowance estimates are based upon individual customer experience, as well as the age of receivables and likelihood of collection.

Business Combinations

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
See note 9 for information regarding the Company's annual goodwill impairment review.
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

Revenue Recognition

Loan interest income - Loan interest is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the borrower's course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Borrower repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement. Borrower repayment of private education loans typically begins six months following the borrower's graduation from a qualified institution, and the interest is either paid by the borrower or capitalized annually or at repayment.

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

Tuition payment processing, school information, and campus commerce revenue - Tuition payment processing, school information, and campus commerce revenue includes actively managed tuition payment solutions, remote hosted school information systems software, and online payment processing. Fees for these services are recognized over the period in which services are provided to customers. Cash received in advance of the delivery of services is included in deferred revenue.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Enrollment Services Revenue – Enrollment services revenue primarily consists of the following items:

•
Inquiry Generation and Management - This revenue is derived primarily from fees which are earned through the delivery of qualified inquiries or clicks. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Delivery is deemed to have occurred at the time a qualified inquiry or click is delivered to the customer, provided that no significant obligations remain. From time to time, the Company may agree to credit certain inquiries or clicks if they fail to meet the contractual or other guidelines of a particular client. The Company has established a sales reserve based on historical experience. To date, such credits have been immaterial and within management’s expectations.

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

•
Content Solutions - Several content solutions services, including services to connect students to colleges and universities, are sold based on subscriptions. Revenue from sales of subscription services is recognized ratably over the term of the contract as earned. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery. All other revenue is recognized over the period in which services are provided to customers.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

3.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of December 31,
	2014	2013
Federally insured loans
Stafford and other	$6,030,825	6,686,626
Consolidation	22,165,605	19,363,577
Total	28,196,430	26,050,203
Private education loans	27,478	71,103
	28,223,908	26,121,306
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(169,813)	(158,595)
Allowance for loan losses – federally insured loans	(39,170)	(43,440)
Allowance for loan losses – private education loans	(9,730)	(11,682)
	$28,005,195	25,907,589

(a) At December 31, 2014 and 2013, "loan discount, net of unamortized loan premiums and deferred origination costs" included $28.8 million and $20.2 million, respectively, of non-accretable discount associated with purchased loans of $8.5 billion and $4.4 billion, respectively.

Student Loan Residual Interests

On October 31, 2013, the Company acquired the ownership interest in GCO Education Loan Funding Trust-II (the "GCO Trust-II") giving the Company rights to the residual interest in $1.6 billion of securitized federally insured consolidation loans. GCO Trust-II includes loans funded to term with $1.6 billion (par value) of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction."

On April 25, 2014, the Company acquired the ownership interest in three FFELP student loan securitization trusts (the "2014 Trusts") giving the Company rights to the residual interest in a total of $2.6 billion of securitized federally insured loans and related assets. The 2014 Trusts include loans funded to term with $2.6 billion (par value) of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction."

The Company has consolidated these trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition of the GCO Trust II and the 2014 Trusts, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the recognition of a student loan fair value discount of $52.9 million and $68.7 million, respectively, and a bonds and notes payable fair value discount of $91.8 million and $163.7 million, respectively. These discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost, which approximates fair value.

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

	Year ended December 31,
	2014	2013	2012
Balance at beginning of period	$55,122	51,902	48,482
Provision for loan losses:
Federally insured loans	11,000	20,000	22,000
Private education loans	(1,500)	(1,500)	(500)
Total provision for loan losses	9,500	18,500	21,500
Charge-offs:
Federally insured loans	(15,260)	(15,588)	(21,217)
Private education loans	(2,332)	(3,683)	(3,508)
Total charge-offs	(17,592)	(19,271)	(24,725)
Recoveries - private education loans	1,315	1,577	1,419
Purchase (sale) of federally insured loans, net	(10)	(1,093)	2,133
Sale of private education loans	(1,620)	—	—
Transfer from repurchase obligation related to private education loans repurchased, net	2,185	3,507	3,093
Balance at end of period	$48,900	55,122	51,902

Allocation of the allowance for loan losses:
Federally insured loans	$39,170	43,440	40,120
Private education loans	9,730	11,682	11,782
Total allowance for loan losses	$48,900	55,122	51,902

Repurchase Obligation

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of December 31, 2014, the balance of loans subject to these repurchase obligations was $155.3 million. The Company’s estimate related to its obligation to repurchase these loans is included in “other liabilities” in the Company’s consolidated balance sheets. The activity related to this accrual is detailed below.

	Year ended December 31,
	2014	2013	2012
Beginning balance	$16,143	16,130	19,223
Repurchase obligation transferred to the allowance for loan losses related to loans repurchased, net	(2,185)	(3,507)	(3,093)
Repurchase obligation associated with loans sold	2,097	3,520	—
Current period income (a)	(4,235)	—	—
Ending balance	$11,820	16,143	16,130

(a)
During 2014, the Company recognized income related to the modification of certain servicing agreements in which the repurchase obligation was reduced. This income is included in "other income" on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The percent of private education loans that were delinquent 31 days or greater as of December 31, 2014, 2013, and 2012 was 29.8 percent, 12.7 percent, and 28.6 percent, respectively. The table below shows the Company’s federally insured student loan delinquency amounts.

	As of December 31,
	2014		2013		2012
Federally insured loans:
Loans in-school/grace/deferment (a)	$2,805,228		$2,872,505		$3,099,637
Loans in forbearance (b)	3,288,412		3,370,025		3,322,301
Loans in repayment status:
Loans current	18,460,279	83.5%	16,337,922	82.4%	15,253,249	82.2%
Loans delinquent 31-60 days (c)	1,043,119	4.8	967,318	4.9	766,146	4.1
Loans delinquent 61-90 days (c)	588,777	2.7	550,333	2.9	410,576	2.2
Loans delinquent 91-120 days (c)	404,905	1.8	390,791	2.0	433,659	2.3
Loans delinquent 121-270 days (c)	1,204,405	5.4	1,117,936	5.6	1,236,943	6.7
Loans delinquent 271 days or greater (c)(d)	401,305	1.8	443,373	2.2	447,335	2.5
Total loans in repayment	22,102,790	100.0%	19,807,673	100.0%	18,547,908	100.0%
Total federally insured loans	$28,196,430		$26,050,203		$24,969,846

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

4.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,713,431	0.19% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction	1,311,669	0.47% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	27,025,100
FFELP warehouse facilities	1,241,665	0.16% - 0.26%	1/17/16 - 6/11/17
Unsecured line of credit	—	—	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	71,688	3.63%	9/15/61
Other borrowings	81,969	1.67% - 5.10%	11/11/15 - 12/31/18
	28,420,422
Discount on bonds and notes payable	(393,072)
Total	$28,027,350

	As of December 31, 2013
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$23,479,893	0.25% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction or remarketing	1,134,250	0.07% - 2.17%	5/1/28 - 11/26/46
Total variable-rate bonds and notes	24,614,143
FFELP warehouse facilities	1,396,344	0.17% - 0.25%	1/17/16 - 6/12/16
Unsecured line of credit	45,000	1.67%	3/28/18
Unsecured debt - Junior Subordinated Hybrid Securities	96,457	3.62%	9/15/61
Other borrowings	61,401	1.67% - 5.10%	4/11/14 - 11/11/15
	26,213,345
Discount on bonds and notes payable	(258,056)
Total	$25,955,289

Secured Financing Transactions

The Company has historically relied upon secured financing vehicles as its most significant source of funding for student loans. The net cash flow the Company receives from the securitized student loans generally represents the excess amounts, if any, generated by the underlying student loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized student loans are subordinate to bondholder interests, and the securitized student loans may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles during the periods presented include loan warehouse facilities and asset-backed securitizations.

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

As of December 31, 2014, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III (a)	NHELP-II (b)	NFSLW-I (c)	Total
Maximum financing amount	$750,000	500,000	500,000	1,750,000
Amount outstanding	692,613	100,637	448,415	1,241,665
Amount available	$57,387	399,363	51,585	508,335
Expiration of liquidity provisions	February 5, 2015	January 15, 2015	June 11, 2015
Final maturity date	January 17, 2016	January 15, 2017	June 11, 2017
Maximum advance rates	92.2 - 95.0%	84.5 - 94.5%	92.0 - 98.0%
Minimum advance rates	92.2 - 95.0%	84.5 - 94.5%	84.0 - 90.0%
Advanced as equity support	$41,578	9,924	21,931	73,433

(a)	On February 4, 2015, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to May 5, 2015.

(b)
On January 9, 2015, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to December 17, 2015, and to change the maturity date to December 17, 2017.

(c)
On January 27, 2015, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $1.2 billion. The maximum financing amount is scheduled to decrease $200.0 million and $250.0 million on April 30, 2015 and May 31, 2015, respectively.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset-backed securitizations

The following tables summarize the asset-backed securitization transactions completed in 2014 and 2013.

	Securitizations completed during the year ended December 31, 2014
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

	Securitizations completed during the year ended December 31, 2013
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

(a)
Total original principal amount excludes the Class B subordinated tranches for the 2014-6, 2013-2, and 2013-5 transactions totaling $8.3 million, $34.0 million, and $9.0 million, respectively, that were retained at issuance. As of December 31, 2014, the Company has a total of $36.0 million (par value) of its own Class B subordinated notes remaining from prior completed asset-backed securitizations that are not included in the Company's consolidated balance sheet. If the Company sells these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.  Upon sale, these notes would be shown as “bonds and notes payable” in the Company's consolidated balance sheet.  The Company believes the market value of such notes is currently less than par value.  Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

Auction Rate Securities

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). As of December 31, 2014, the Company is currently sponsor on $1.3 billion of Auction Rate Securities.

Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the indenture. Based on the relative levels of these indices as of December 31, 2014, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of June 30, 2019. As of December 31, 2014, the $350.0 million unsecured line of credit had no amount outstanding and $350.0 million was available for future use.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement.  The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on recourse indebtedness

•	A limitation on the percentage of private education loans in the Company’s portfolio

As of December 31, 2014, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company’s other lending facilities, including its FFELP warehouse facilities.

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

Junior Subordinated Hybrid Securities

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities through September 29, 2036 ("the scheduled maturity date") is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.63% at December 31, 2014. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million. As of December 31, 2014, the outstanding balance on the Hybrid Securities was $71.7 million.

Other Borrowings

On April 12, 2012, the Company entered into a $50.0 million line of credit, which is collateralized by asset-backed security investments. On October 31, 2014, the Company amended this facility to increase the borrowing capacity to $75.0 million and extend the maturity date to October 31, 2016. The line of credit has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of December 31, 2014, $75.0 million was outstanding on this line of credit.

On October 13, 2006, the Company purchased a building in which its corporate headquarters is located. In connection with the acquisition of the building, the Company assumed the outstanding note on the property. As of December 31, 2014 and 2013, the outstanding balance on the note was $4.4 million and $4.5 million, respectively.

On January 1, 2014, the Company subparticipated the Company's participation interest in a loan receivable. As of December 31, 2014, the participated portion of the loan was$2.6 million, with an obligation to fund an additional $0.5 million. The outstanding balance of the subparticipation agreement is included in bonds and notes payable.

As of December 31, 2013, bonds and notes payable included $6.9 million of notes due to a third-party. The Company used the proceeds from these notes to invest in private education loan assets via a participation agreement. This participation was canceled in 2014.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

One of the Company's education lending subsidiaries has irrevocably escrowed funds to make the remaining principal and interest payments on previously issued bonds and notes. Accordingly, neither these obligations nor the escrowed funds are included on the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, the accreted defeased debt that remained outstanding was $49.4 million and $45.9 million, respectively.

Debt Covenants

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2014.

Maturity Schedule

Bonds and notes outstanding as of December 31, 2014 are due in varying amounts as shown below.

2015	$4,393
2016	767,613
2017	549,052
2018	39,265
2019	437,003
2020 and thereafter	26,623,096
$28,420,422

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

Basis Swaps

Interest earned on the majority of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  Meanwhile, the Company funds a majority of its assets with three-month LIBOR indexed floating rate securities.  The different interest rate characteristics of the Company's loan assets and liabilities funding these assets results in basis risk.

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. As of December 31, 2014, the Company had $27.3 billion and $0.9 billion of FFELP loans indexed to the one-month LIBOR rate and the three-month treasury bill rate, respectively, the indices for which reset daily, and $16.5 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $9.9 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

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

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

		As of December 31,
		2014		2013
Maturity		Notional amount		Notional amount
2021		$250,000		250,000
2022		1,900,000		1,900,000
2023		3,650,000		3,650,000
2024		250,000		250,000
2026		800,000		800,000
2028		100,000		100,000
2036		700,000		700,000
2039	(a)	150,000		150,000
2040		—		200,000
		$7,800,000	(b)	8,000,000	(b)
(a)This derivative has a forward effective start date in 2015.

(b)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2014 and 2013, was one-month LIBOR plus 3.5 basis points.

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

As of December 31, 2014 and 2013, the Company had $12.7 billion and $11.1 billion, respectively, of student loan assets that were earning fixed rate floor income, of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 1.84% and 1.83%, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following tables summarize the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2014		As of December 31, 2013
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2014	$—	—%	$1,750,000	0.71%
2015	1,100,000	0.89	1,100,000	0.89
2016	750,000	0.85	750,000	0.85
2017	1,250,000	0.86	1,250,000	0.86
	$3,100,000	0.87%	$4,850,000	0.81%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
On August 20, 2014, the Company paid $9.1 million for an interest rate swaption to economically hedge loans earning fixed rate floor income. The interest rate swap option gives the Company the right, but not the obligation, to enter into a $250 million notional interest rate swap in which the Company would pay a fixed amount of 3.30% and receive discrete one-month LIBOR. If the interest rate swap option is exercised, the swap would become effective in 2019 and mature in 2024.

Interest rate swaps – unsecured debt hedges

As of December 31, 2014 and 2013, the Company had $71.7 million and $96.5 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of December 31, 2014 and 2013, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on a portion of the Hybrid Securities to a fixed rate of 7.66%.

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

	Year ended December 31,
	2014	2013 (b)	2012 (b)
Re-measurement of Euro Notes	$58,013	(35,285)	(19,561)
Change in fair value of cross currency interest rate swaps	(57,289)	26,354	2,210
Total impact to consolidated statements of income - income (expense) (a)	$724	(8,931)	(17,351)

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency adjustments and derivative settlements, net" in the Company's consolidated statements of income.

(b)
The 2013 and 2012 operating results include the re-measurement of an additional €420.5 million of student loan asset-backed Euro notes and the change in fair value of a related cross-currency interest rate swap entered into in connection with the issuance of such notes. In November 2013, the principal amount outstanding on the notes was changed to U.S. dollars and the cross-currency interest swap was terminated.

The re-measurement of the Euro-denominated bonds generally correlates with the change in fair value of the corresponding cross-currency interest rate swap. However, the Company will experience unrealized gains or losses related to the cross-currency interest rate swap if the two underlying indices (and related forward curve) do not move in parallel.
Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected on the consolidated balance sheet.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
1:3 basis swaps	$53,549	18,490	—	—
Interest rate swaps - floor income hedges	5,165	7,183	5,034	15,849
Interest rate swap option - floor income hedge	5,678	—	—	—
Interest rate swaps - hybrid debt hedges	—	—	7,353	2,120
Cross-currency interest rate swap	—	36,834	20,455	—
Total	$64,392	62,507	32,842	17,969

During the years ended December 31, 2014 and 2013, the Company terminated certain derivatives for net proceeds of $1.8 million and $65.9 million, respectively.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset (liability)
Balance as of December 31, 2014	$64,392	(12,387)	—	52,005
Balance as of December 31, 2013	62,507	(15,437)	(15,959)	31,111

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of December 31, 2014	$(32,842)	12,387	(1,454)	(21,909)
Balance as of December 31, 2013	(17,969)	15,437	3,630	1,098

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Year ended December 31,
	2014	2013	2012
Settlements:
1:3 basis swaps	$3,389	3,301	4,495
Interest rate swaps - floor income hedges	(24,380)	(31,022)	(19,270)
Interest rate swaps - hybrid debt hedges	(1,025)	(1,670)	(2,231)
Cross-currency interest rate swaps	173	(245)	3,228
Other	—	—	(244)
Total settlements - (expense) income	(21,843)	(29,636)	(14,022)
Change in fair value:
1:3 basis swaps	36,824	7,467	676
Interest rate swaps - floor income hedges	8,797	36,719	(35,215)
Interest rate swap option - floor income hedge	(3,409)	—	—
Interest rate swaps - hybrid debt hedges	(5,233)	12,997	1,717
Cross-currency interest rate swaps	(57,289)	26,354	2,210
Other	—	341	2,779
Total change in fair value - (expense) income	(20,310)	83,878	(27,833)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	58,013	(35,285)	(19,561)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$15,860	18,957	(61,416)

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk. The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of December 31, 2014, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

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

Market Risk

When the fair value of a derivative instrument is negative (a liability in the Company's consolidated balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  The Company believes any downgrades from its current unsecured credit rating (Standard & Poor's: BBB- (stable

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some derivative contracts have mutual optional termination provisions that can be exercised during the years 2016 through 2023. As of December 31, 2014, the fair value of derivatives with early termination provisions was a positive $34.7 million (an asset in the Company's consolidated balance sheet).

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

6.    Investments

A summary of the Company's investments and restricted investments follows:

	As of December 31, 2014				As of December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments:
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$131,589	6,204	(236)	137,557	171,931	7,111	(1,241)	177,801
Equity securities	1,553	2,216	(33)	3,736	1,502	1,783	(3)	3,282
Total available-for-sale investments	$133,142	8,420	(269)	141,293	173,433	8,894	(1,244)	181,083
Trading investments:
Student loan asset-backed securities				7,830				10,957
Total available-for-sale and trading investments				$149,123				192,040
Restricted Investments (c):
Guaranteed investment contracts - held-to-maturity				$50,276				7,285

(a)
As of December 31, 2014, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of December 31, 2014, the stated maturities of the Company's student loan asset-backed securities and other debt securities classified as available-for-sale are shown in the following table:

Year of Maturity:	Amortized cost	Fair value
Within 1 year	$—	—
1-5 years	386	386
6-10 years	—	—
After 10 years	131,203	137,171
Total	$131,589	137,557

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

As of December 31, 2014, the stated maturities of the Company's restricted investments, which are classified as held-to-maturity, are shown in the following table.

Year of Maturity:
Within 1 year	$—
1-5 years	10,203
6-10 years	—
After 10 years	40,073
Total	$50,276
T
The following table summarizes the amount included in "other income" in the consolidated statements of income related to the Company's investments classified as available-for-sale and trading.

	Year ended December 31,
	2014	2013	2012
Available-for-sale securities:
Gross realized gains	$8,581	6,270	6,120
Gross realized losses	(75)	(332)	(322)
Trading securities:
Unrealized (losses) gains, net	(135)	221	254
Realized (losses) gains, net	(1,082)	5	1,459
	$7,289	6,164	7,511
The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities is summarized below.

	Year ended December 31,
Affected line item in the consolidated statements of income - income (expense):	2014	2013	2012
Other income	$8,506	5,938	5,798
Income tax expense	(3,147)	(2,197)	(2,145)
Net income	$5,359	3,741	3,653

7. Business Combination

Wilcomp Software, L.P. (d.b.a. RenWeb School Management Software) (“RenWeb”)

On June 3, 2014, the Company purchased 100 percent of the ownership interests of RenWeb. RenWeb provides school information systems for private and faith-based schools that help schools automate administrative processes such as admissions, scheduling, student billing, attendance, and grade book management. The combination of RenWeb’s school administration software and the Company’s tuition management and financial needs assessment services is expected to significantly increase the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.

The initial consideration paid by the Company for RenWeb was $44.0 million. In addition to the initial purchase price, additional payments are to be paid by the Company to the former owners of RenWeb based on certain operating results and other performance measures of RenWeb as defined in the purchase agreement. The contingent payments, if any, are payable when earned, and the

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between $0 and $4.0 million. Such payments, if any, will be paid no later than January 2017. As of the acquisition date, the Company accrued $2.3 million as additional consideration, which represented the estimated fair value of the contingent consideration arrangement. In December 2014, the Company reduced the estimated fair value of the contingent consideration by $1.3 million.

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

The proforma impacts of the acquisition on the Company's historical results prior to the acquisition were not material.

8. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2014 (months)	As of December 31, 2014	As of December 31, 2013

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $17,361 and $19,821, respectively)	209	$27,330	6,132
Computer software (net of accumulated amortization of $1,896 and $0, respectively)	42	6,969	—
Trade names (net of accumulated amortization of $272 and $0, respectively)	233	6,150	—
Content (net of accumulated amortization of $0)	24	1,800	—
Covenants not to compete (net of accumulated amortization of $21 and $0, respectively)	113	333	—
Total - amortizable intangible assets	176	$42,582	6,132

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company recorded amortization expense on its intangible assets of $6.5 million, $3.3 million, and $19.0 million during the years ended December 31, 2014, 2013, and 2012, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2014, the Company estimates it will record amortization expense as follows:

2015	$8,695
2016	6,249
2017	4,652
2018	3,533
2019	2,861
2020 and thereafter	16,592
$42,582

9. Goodwill

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management (a)	Corporate and Other Activities	Total
Balance as of December 31, 2012 and 2013	$8,596	58,086	41,883	8,553	117,118
Goodwill acquired during the period	—	9,082	—	—	9,082
Balance as of December 31, 2014	$8,596	67,168	41,883	8,553	126,200

(a)
As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans, and net interest income from the Company's existing FFELP loan portfolio will decline over time as the Company's portfolio pays down. As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Management believes the elimination of new FFELP loan originations will not have an adverse impact on the fair value of the Company's other reporting units.

The Company reviews goodwill for impairment annually. This annual review is completed by the Company as of November 30 of each year and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable.
For the 2012, 2013, and 2014 annual review of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test and concluded there was no impairment of goodwill.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

10. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Useful life	2014	2013
Computer equipment and software	1-5 years	$98,462	77,733
Office furniture and equipment	3-7 years	12,265	9,843
Leasehold improvements	1-15 years	3,645	3,618
Transportation equipment	10 years	3,877	7,398
Building and building improvements	5-39 years	11,336	10,366
Land	—	700	700
		130,285	109,658
Accumulated depreciation		84,391	75,829
		$45,894	33,829

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 related to property and equipment was $14.6 million, $15.1 million, and $12.9 million, respectively.

11.    Shareholders’ Equity

Classes of Common Stock

The Company's common stock is divided into two classes. The Class B common stock has ten votes per share and the Class A common stock has one vote per share on all matters to be voted on by the Company's shareholders. Each Class B share is convertible at any time at the holder's option into one Class A share. With the exception of the voting rights and the conversion feature, the Class A and Class B shares are identical in terms of other rights, including dividend and liquidation rights.

Stock Repurchases

The Company has a stock repurchase program that expires on May 24, 2015 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2014, 3.5 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2014, 2013, and 2012 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2014	381,689	$15,713	$41.17
Year ended December 31, 2013	393,259	13,136	33.40
Year ended December 31, 2012	806,023	22,814	28.30

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

12.  Earnings per Common Share

Presented below is a summary of the components used to calculate basic and diluted earnings per share. The Company applies the two-class method in computing both basic and diluted earnings per share, which requires the calculation of separate earnings per share amounts for common stock and unvested share-based awards. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock.

	Year ended December 31,
	2014			2013			2012
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$304,540	3,070	307,610	300,043	2,629	302,672	176,647	1,350	177,997

Denominator:
Weighted-average common shares outstanding - basic and diluted	46,005,915	463,700	46,469,615	46,165,785	404,529	46,570,314	47,010,034	359,297	47,369,331
Earnings per share - basic and diluted	$6.62	6.62	6.62	6.50	6.50	6.50	3.76	3.76	3.76

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

As of December 31, 2014, a cumulative amount of 136,495 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2014, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $21.3 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $13.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $3.7 million prior to December 31, 2015 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $3.7 million decrease, $2.4 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2014	2013
Gross balance - beginning of year	$19,141	29,568
Additions based on tax positions of prior years	1,421	996
Additions based on tax positions related to the current year	4,393	3,812
Settlements with taxing authorities	(833)	(7,470)
Reductions for tax positions of prior years	(641)	(6,470)
Reductions based on tax positions related to the current year	—	(272)
Reductions due to lapse of applicable statutes of limitations	(2,145)	(1,023)
Gross balance - end of year	$21,336	19,141

All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of both December 31, 2014 and 2013, $2.1 million in accrued interest and penalties were included in “other liabilities” on the consolidated balance sheets. The Company recognized a decrease to interest expense related to uncertain tax positions of $1.3 million for the year ended December 31, 2013, and interest expense of $0.1 million and $2.7 million for the years ended December 31, 2014 and 2012 respectively. The Company reversed accrued penalties related to uncertain tax positions of $0.3 million in 2013 as a result of exam closures and statutes of limitation lapses. No penalties were accrued in 2014 and 2012. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2011. The Company is no longer subject to U.S. state/local income tax examinations by tax authorities prior to 2007. As of December 31, 2014, the Company has significant tax uncertainties that remain unsettled in the following jurisdictions:

California        2010 through 2012
New York        2008 through 2011
Texas            2007 through 2009

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The provision for income taxes consists of the following components:

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$138,269	153,756	118,490
State	2,545	4,776	1,383
Foreign	(235)	122	33
Total current provision	140,579	158,654	119,906

Deferred:
Federal	16,598	1,676	(23,460)
State	3,464	868	(358)
Foreign	(403)	(5)	(11)
Total deferred provision (benefit)	19,659	2,539	(23,829)
Provision for income tax expense	$160,238	161,193	96,077

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2014	2013	2012
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	0.7	0.8	0.5
Provision for uncertain federal and state tax matters	0.4	(0.6)	0.2
Tax credits	(0.4)	(0.4)	(0.6)
Other	(1.4)	—	(0.1)
Effective tax rate	34.3%	34.8%	35.0%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2014	2013
Deferred tax assets:
Student loans	$21,139	25,967
Intangible assets	12,682	23,675
Securitizations	7,626	10,407
Capital loss carry-back	3,974	—
Accrued expenses	2,872	4,162
Stock compensation	2,490	1,608
Deferred revenue	1,548	777
Other	109	28
Total gross deferred tax assets	52,440	66,624
Less valuation allowance	(304)	(239)
Net deferred tax assets	52,136	66,385
Deferred tax liabilities:
Debt repurchases	24,918	32,286
Loan origination services	19,258	23,750
Basis in certain derivative contracts	15,692	2,137
Depreciation	4,122	4,673
Unrealized gain on debt and equity securities	3,016	2,830
Partnership basis	1,143	—
Total gross deferred tax liabilities	68,149	65,676
Net deferred tax (liability) asset	$(16,013)	709

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

Included on the balance sheet at December 31, 2014 and 2013 was a current income tax receivable of $10.2 million and a current income tax payable of $4.1 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

14.    Segment Reporting

The Company has three reportable operating segments. The Company's reportable operating segments include:

• Student Loan and Guaranty Servicing
• Tuition Payment Processing and Campus Commerce
• Asset Generation and Management

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing and Tuition Payment Processing operating segments. In addition, the Company earns interest income on its student loan portfolio in its Asset Generation and Management operating segment. The Company’s operating segments are defined by the products and services they offer and the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. See note 1, "Description of Business," for a description of each operating segment, including the primary products and services offered.

In 2014, management determined that the Company's Enrollment Services business no longer met the quantitative thresholds for which separate information about an operating segment is required. Prior period segment operating results were restated to conform to the current period presentation.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company, as well as the methodology used by management to evaluate performance and allocate resources. Executive management (the "chief operating decision maker") evaluates the performance of the Company’s operating segments based on their financial results prepared in conformity with U.S. GAAP.

The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment that provides a product or service to another segment.  Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management.  Income taxes are allocated based on 38% of income before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate and Other Activities.

Corporate and Other Activities

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities includes the following items:

•	Income earned on certain investment activities

•	Interest expense incurred on unsecured debt transactions

•
Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisory subsidiary, and the Enrollment Services business

Corporate and Other Activities also includes certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, enterprise risk management, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

Segment Results

The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2014
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$30	6	703,382	8,618	(2,236)	709,800
Interest expense	—	—	269,742	5,731	(2,236)	273,237
Net interest income	30	6	433,640	2,887	—	436,563
Less provision for loan losses	—	—	9,500	—	—	9,500
Net interest income after provision for loan losses	30	6	424,140	2,887	—	427,063
Other income (expense):
Loan and guaranty servicing revenue	240,414	—	—	—	—	240,414
Intersegment servicing revenue	55,139	—	—	—	(55,139)	—
Tuition payment processing, school information, and campus commerce revenue	—	98,156	—	—	—	98,156
Enrollment services revenue	—	—	—	82,883	—	82,883
Other income	—	1,268	21,532	31,202	—	54,002
Gain on sale of loans and debt repurchases, net	—	—	(1,357)	5,008	—	3,651
Derivative market value and foreign currency adjustments, net	—	—	42,935	(5,232)	—	37,703
Derivative settlements, net	—	—	(20,818)	(1,025)	—	(21,843)
Total other income (expense)	295,553	99,424	42,292	112,836	(55,139)	494,966
Operating expenses:
Salaries and benefits	138,584	48,453	2,316	38,726	—	228,079
Cost to provide enrollment services	—	—	—	53,307	—	53,307
Depreciation and amortization	10,742	8,169	—	2,223	—	21,134
Other	70,211	13,006	33,611	33,162	—	149,990
Intersegment expenses, net	4,208	5,864	55,808	(10,741)	(55,139)	—
Total operating expenses	223,745	75,492	91,735	116,677	(55,139)	452,510
Income (loss) before income taxes and corporate overhead allocation	71,838	23,938	374,697	(954)	—	469,519
Corporate overhead allocation	(9,029)	(3,010)	(5,017)	17,056	—	—
Income before income taxes	62,809	20,928	369,680	16,102	—	469,519
Income tax (expense) benefit	(23,867)	(7,952)	(140,477)	12,058	—	(160,238)
Net income	38,942	12,976	229,203	28,160	—	309,281
Net income attributable to noncontrolling interest	—	—	—	1,671	—	1,671
Net income attributable to Nelnet, Inc.	$38,942	12,976	229,203	26,489	—	307,610

Total assets	$84,495	231,991	29,505,439	497,147	(220,929)	30,098,143

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2013
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$40	—	638,604	9,433	(3,267)	644,810
Interest expense	—	—	229,533	4,669	(3,267)	230,935
Net interest income	40	—	409,071	4,764	—	413,875
Less provision for loan losses	—	—	18,500	—	—	18,500
Net interest income after provision for loan losses	40	—	390,571	4,764	—	395,375
Other income (expense):
Loan and guaranty servicing revenue	243,428	—	—	—	—	243,428
Intersegment servicing revenue	56,744	—	—	—	(56,744)	—
Tuition payment processing, school information, and campus commerce revenue	—	80,682	—	—	—	80,682
Enrollment services revenue	—	—	—	98,078	—	98,078
Other income	—	—	15,223	32,218	(1,143)	46,298
Gain on sale of loans and debt repurchases	—	—	11,004	695	—	11,699
Derivative market value and foreign currency adjustments, net	—	—	35,256	13,337	—	48,593
Derivative settlements, net	—	—	(27,966)	(1,670)	—	(29,636)
Total other income (expense)	300,172	80,682	33,517	142,658	(57,887)	499,142
Operating expenses:
Salaries and benefits	119,092	37,575	2,292	37,210	—	196,169
Cost to provide enrollment services	—	—	—	64,961	—	64,961
Depreciation and amortization	11,419	4,518	—	2,374	—	18,311
Other	79,116	9,147	30,945	31,477	(1,143)	149,542
Intersegment expenses, net	4,359	5,989	57,572	(11,176)	(56,744)	—
Total operating expenses	213,986	57,229	90,809	124,846	(57,887)	428,983
Income before income taxes and corporate overhead allocation	86,226	23,453	333,279	22,576	—	465,534
Corporate overhead allocation	(6,150)	(1,957)	(3,896)	12,003	—	—
Income before income taxes	80,076	21,496	329,383	34,579	—	465,534
Income tax (expense) benefit	(30,430)	(8,168)	(125,165)	2,570	—	(161,193)
Net income	49,646	13,328	204,218	37,149	—	304,341
Net income attributable to noncontrolling interest	—	—	—	1,669	—	1,669
Net income attributable to Nelnet, Inc.	$49,646	13,328	204,218	35,480	—	302,672
Total assets	$84,986	219,064	27,387,461	425,959	(346,621)	27,770,849

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2012
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$53	8	610,194	7,305	(3,707)	613,853
Interest expense	—	—	263,788	8,485	(3,707)	268,566
Net interest income	53	8	346,406	(1,180)	—	345,287
Less provision for loan losses	—	—	21,500	—	—	21,500
Net interest income after provision for loan losses	53	8	324,906	(1,180)	—	323,787
Other income (expense):
Loan and guaranty servicing revenue	209,748	—	—	—	—	209,748
Intersegment servicing revenue	65,376	—	—	—	(65,376)	—
Tuition payment processing, school information, and campus commerce revenue	—	74,410	—	—	—	74,410
Enrollment services revenue	—	—	—	117,925	—	117,925
Other income	—	—	18,219	21,257	—	39,476
Gain on sale of loans and debt repurchases	—	—	3,814	325	—	4,139
Derivative market value and foreign currency adjustments, net	—	—	(51,809)	4,415	—	(47,394)
Derivative settlements, net	—	—	(11,792)	(2,230)	—	(14,022)
Total other income (expense)	275,124	74,410	(41,568)	141,692	(65,376)	384,282
Operating expenses:
Salaries and benefits	115,126	34,314	2,252	41,134	—	192,826
Cost to provide enrollment services	—	—	—	78,375	—	78,375
Depreciation and amortization	18,415	7,240	—	7,970	—	33,625
Other	70,505	10,439	16,435	31,359	—	128,738
Intersegment expenses, net	5,280	5,383	66,215	(11,502)	(65,376)	—
Total operating expenses	209,326	57,376	84,902	147,336	(65,376)	433,564
Income (loss) before income taxes and corporate overhead allocation	65,851	17,042	198,436	(6,824)	—	274,505
Corporate overhead allocation	(5,904)	(1,968)	(5,306)	13,178	—	—
Income before income taxes	59,947	15,074	193,130	6,354	—	274,505
Income tax (expense) benefit	(22,780)	(5,728)	(73,387)	5,818	—	(96,077)
Net income	37,167	9,346	119,743	12,172	—	178,428
Net income attributable to noncontrolling interest	—	—	—	431	—	431
Net income attributable to Nelnet, Inc.	$37,167	9,346	119,743	11,741	—	177,997
Total assets	$90,959	150,600	26,463,551	260,905	(358,120)	26,607,895

15. Major Customer

The Company earns loan servicing revenue from a servicing contract with the Department that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $124.4 million, $97.4 million, and $69.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

16. Legal Proceedings and Regulatory Matters

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

Actions Requesting Certifications of Classes

Proceedings or complaints that involve or ask for certifications of classes generally expand the scope of legal defense costs, as well as alleged potential claim amounts. The Company is currently subject to legal proceedings in which the plaintiffs have made allegations that one or more putative classes should be certified by the applicable court. With respect to the three proceedings specifically discussed below, it is significant to note that two matters have been settled and terminated for immaterial amounts, no putative class has actually been certified in the other proceeding still pending, the Company's position is that class certification would be inappropriate in that pending proceeding, and the Company has been granted a motion for a summary judgment dismissing the case and intends to vigorously contest the appeal and class certification in the remaining matter.

Bais Yaakov of Spring Valley v. Peterson's Nelnet, LLC

On January 4, 2011, a complaint against Peterson's Nelnet, LLC (“Peterson's”), a subsidiary of Nelnet, Inc. ("Nelnet"), was filed in the U.S. Federal District Court for the District of New Jersey. The complaint alleged that Peterson's sent six advertising faxes to the named plaintiff in 2008-2009 that were not the result of express invitation or permission granted by the plaintiff and did not include certain opt out language. The complaint also alleged that such faxes violated the Federal Telephone Consumer Protection Act (the “TCPA”), purportedly entitling the plaintiff to $500 per violation, trebled for willful violations for each of the six faxes. The complaint further alleged that Peterson's had sent putative class members more than 10,000 faxes that violated the TCPA, amounting to more than $5 million in statutory penalty damages and more than $15 million if trebled for willful violations. The complaint sought to establish a class action. On January 23, 2014, Peterson's and the named plaintiff reached an agreement in principle whereby Peterson's would, without admitting any wrongdoing or liability, settle all claims in the lawsuit, including potential class action claims, for payment of an immaterial amount. The settlement agreement in principle was finalized and received court approval on January 26, 2015.

Than Zaw v. Nelnet, Inc.

On January 18, 2013, a Third Amended Complaint was served on Nelnet in connection with a lawsuit by Than Zaw against Nelnet (erroneously referred to in the lawsuit as Nelnet Business Solutions, Inc.) in the Superior Court of the State of California, Contra Costa County. The case was subsequently moved to the U.S. Federal District Court for the Northern District of California. The lawsuit was originally instituted on December 30, 2010, and alleged that Nelnet violated the California Fair Debt Collection Practices Act in its interactions with the plaintiff, a California resident. The plaintiff's Third Amended Complaint added additional allegations claiming that Nelnet violated Section 632 of the California Penal Code by allegedly recording one or more telephone calls to the plaintiff without the plaintiff's consent, and sought $5,000 in statutory damages per alleged violation. The Third Amended Complaint further alleged that Nelnet improperly recorded telephone calls to other California residents without such persons' consent, and sought to establish a class action with respect to the California Section 632 claim. On October 16, 2013, Nelnet and the named plaintiff reached an agreement in principle whereby Nelnet would, without admitting any wrongdoing or liability, settle all claims in the lawsuit, including potential class action claims, for payment of an immaterial amount. The settlement agreement in principle was finalized and received court approval on November 13, 2014.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's, CUnet, LLC (“CUnet”), a subsidiary of Nelnet, and on
Nelnet (collectively, the "Keating Defendants"), in connection with a lawsuit by Grant Keating in the U.S. Federal District Court for the Northern District of Ohio (the “Ohio District Court”). The lawsuit was originally instituted on August 24, 2011, and alleges that the Keating Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the plaintiff's express consent. The complaint also alleges that this text message violated the TCPA, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleges that the Keating Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent. The complaint seeks to establish a class action. On August 29, 2013, the Keating Defendants filed motions for summary judgment, and the named plaintiff filed a motion for class certification. On May 12, 2014, the Ohio District Court granted the Keating Defendants' motion for summary judgment, dismissing the case. On September 8, 2014, the named plaintiff filed an appeal brief with the Circuit Court of Appeals and on October 22, 2014, the Keating Defendants filed a responsive brief. As of the filing date of this report, the Ohio District Court has not established, recognized, or certified a class. The Keating Defendants intend to continue to defend themselves vigorously in this lawsuit.

Due to the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, for this lawsuit cannot currently be made.

Regulatory Matters

Consumer Financial Protection Bureau Examination

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") established the Consumer Financial Protection Bureau (the "CFPB"), which has broad authority to regulate a wide range of consumer financial products and services. On December 3, 2013, the CFPB issued a rule that allows the CFPB to supervise nonbank student loan servicers that handle more than one million borrowers, including the Company, thus giving the CFPB broad authority to examine, investigate, supervise, and otherwise regulate the Company's businesses, including the authority to impose fines and require changes with respect to any practices that the CFPB finds to be unfair, deceptive, or abusive.

The CFPB is currently conducting its initial supervisory examination of the large nonbank student loan servicers, including the Company. If the CFPB were to determine the Company was not in compliance, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, adverse regulatory actions, changes in the Company's practices, or other actions. However, the Company is unable to estimate at this time any potential financial or other impact that could result from the CFPB's examination, in the event that any adverse regulatory actions occur.

17. Operating Leases

The Company is committed under noncancelable operating leases for office space and equipment. Total rental expense incurred by the Company for the years ended December 31, 2014, 2013, and 2012 was $8.8 million, $8.1 million, and $8.1 million, respectively. Minimum future rentals, as of December 31, 2014, under noncancelable operating leases are shown below:

2015	$4,468
2016	4,106
2017	3,127
2018	2,669
2019	2,404
2020 and thereafter	6,273
$23,047

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

18. Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre‑tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $4.2 million, $3.8 million, and $3.6 million during the years ended December 31, 2014, 2013, and 2012, respectively.

19. Stock Based Compensation Plans

Restricted Stock Plan

The following table summarizes restricted stock activity:

	Year ended December 31,
	2014	2013	2012
Non-vested shares at beginning of year	407,051	378,671	285,718
Granted	189,716	131,933	168,833
Vested	(77,219)	(62,491)	(41,089)
Canceled	(20,085)	(41,062)	(34,791)
Non-vested shares at end of year	499,463	407,051	378,671

As of December 31, 2014, there was $9.0 million of unrecognized compensation cost included in “additional paid-in capital” on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

2015	$3,694
2016	2,174
2017	1,261
2018	736
2019	439
2020 and thereafter	694
$8,998

For the years ended December 31, 2014, 2013, and 2012, the Company recognized compensation expense of $4.6 million, $3.1 million, and $2.2 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2014, 2013, and 2012, the Company recognized compensation expense of approximately $131,000, $148,000, and $114,000, respectively, in connection with issuing 18,140 shares, 18,004 shares, and 21,766 shares, respectively, under this plan.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

For the years ended December 31, 2014, 2013, and 2012, the Company recognized approximately $777,000, $673,000, and $688,000, respectively, of expense related to this plan. The following table provides the number of shares awarded under this plan for the years ended December 31, 2014, 2013, and 2012.

	Shares issued - not deferred	Shares- deferred	Total
Year ended December 31, 2014	8,067	10,175	18,242
Year ended December 31, 2013	10,156	5,279	15,435
Year ended December 31, 2012	16,561	16,700	33,261

As of December 31, 2014, a cumulative amount of 136,495 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

20.	Related Parties

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

Transactions with Union Bank and Trust Company

Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting preferred stock. Mr. Dunlap, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her husband and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.

The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.

Loan Purchases and Sales

During the years ended December 31, 2014, 2013, and 2012, the Company purchased FFELP student loans from Union Bank of $0.2 million (par value), $478.4 million (par value), and $0.3 million (par value), respectively. Loans purchased during 2013 were purchased at a discount of $11.4 million. No discount or premium was paid for loans purchased during 2014 and 2012.

During 2014, the Company sold $16.5 million (par value) of private education loans to Union Bank. No discount or premium was received.

On December 22, 2014, the Company entered into an agreement with Union Bank in which the Company will provide marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company has committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement. No loans were originated under this agreement in 2014.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Loan Servicing

The Company serviced $581.4 million, $598.9 million, and $445.8 million of FFELP and private education loans for Union Bank as of December 31, 2014, 2013, and 2012, respectively Servicing revenue earned by the Company from servicing loans for Union Bank was $0.4 million, $1.3 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. In September 2013, the servicing agreement between the Company and Union Bank was amended to change the calculation of servicing fees paid by Union Bank, which led to a decrease in the servicing revenue earned by the Company from Union Bank in 2014 compared to 2013. As of December 31, 2014 and 2013, accounts receivable includes approximately $36,000 and $40,000, respectively, due from Union Bank for loan servicing.

Funding - Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2014 and 2013, $543.0 million and $342.5 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

Subparticipation Agreement

On January 1, 2014, the Company subparticipated the Company's participation interest in a loan receivable from an unrelated third party to Union Bank. As of December 31, 2014, the participated portion of the loan was $2.6 million, with an obligation to fund an additional $0.5 million. As part of this agreement, Union Bank will pay the Company monthly servicing fees equal to 40 basis points on the participated portion of the outstanding principal balance of the loan.

Operating Cash Accounts

The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, the Company had $107.6 million and $81.0 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $14.9 million and $26.3 million as of December 31, 2014 and 2013, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2014, 2013, and 2012, was $0.2 million, $0.1 million, and $0.2 million, respectively.

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2014, 2013, and 2012, the Company has received fees of $3.4 million, $2.8 million, and $1.7 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $76,000, $72,000, and $74,000 for commercial rent and storage income during 2014, 2013, and 2012, respectively. The lease agreement expires on June 30, 2018.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company had a lease agreement with Union Bank under which the Company leased office space. The Company paid Union Bank approximately $71,000, $159,000, and $43,000 during 2014, 2013, and 2012, respectively. The lease agreement expired in May 2014.

Other Fees Paid to Union Bank

During the years ended December 31, 2014, 2013, and 2012, the Company paid Union Bank approximately $57,000, $107,000, and $92,000, respectively, in commissions; approximately $117,000, $140,000, and $187,000, respectively, in cash management fees, and approximately $311,000, $52,000, and $0, respectively, in connection with servicing opportunities for various asset classes. In addition, the Company pays Union Bank $36,000 each year for administrative services.

Other Fees Received from Union Bank

During the years ended December 31, 2014, 2013, and 2012, Union Bank paid the Company approximately $178,000, $170,000, and $152,000, respectively, under an employee sharing arrangement and approximately $14,000, $18,000, and $31,000, respectively, for health and productivity services.

401(k) Plan Administration

Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $450,000, $370,000, and $305,000 during the years ended December 31, 2014, 2013, and 2012, respectively.

Investment Services

Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31, 2014, the outstanding balance of investments in the trusts was $536.0 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts.  For the years ended December 31, 2014, 2013, and 2012, the Company earned $13.4 million, $12.9 million, and $8.4 million, respectively, of fees under this agreement.

On January 20, 2012, WRCM entered into a management agreement with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Mr. Dunlap. Union Bank serves as trustee for the trusts. Per the terms of this agreement, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap contributed a total of 3,375,000 shares of the Company's Class B common stock to the trusts upon the establishment thereof. For the years ended December 31, 2014, 2013, and 2012, the Company earned approximately $66,000, $61,000, and $44,000, respectively, of fees under this agreement.

As of December 31, 2014 and 2013, accounts receivable included $1.7 million and $3.3 million, respectively, due from Union Bank related to fees earned by WRCM from the investment services described above.

WRCM has established five private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, UFS, Jeffrey R. Noordhoek (an executive officer of the Company), F&M, Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of December 31, 2014, the outstanding balance of investments in these five funds was $144.9 million. For the years ended December 31, 2014, 2013, and 2012, the Company paid Union Bank $0.3 million, $0.3 million, and $0.1 million, respectively, as custodian.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

21.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2014.

	As of December 31, 2014			As of December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	145,000	145,000	—	188,279	188,279
Equity securities	3,736	—	3,736	3,282	—	3,282
Debt securities	387	—	387	479	—	479
Total investments	4,123	145,000	149,123	3,761	188,279	192,040
Fair value of derivative instruments (b)	—	64,392	64,392	—	62,507	62,507
Total assets	$4,123	209,392	213,515	3,761	250,786	254,547
Liabilities:
Fair value of derivative instruments (b):	$—	32,842	32,842	—	17,969	17,969
Total liabilities	$—	32,842	32,842	—	17,969	17,969

(a)
Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and corporate bonds, mortgage-backed securities, U.S. government bonds, and U.S. Treasury securities that trade in active markets. Level 2 investments include student loan asset-backed securities. The fair value for the student loan asset-backed securities is determined using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,954,266	28,005,195	—	—	28,954,266
Cash and cash equivalents	130,481	130,481	130,481	—	—
Investments	149,123	149,123	4,123	145,000	—
Restricted cash	800,164	800,164	800,164	—	—
Restricted cash – due to customers	118,488	118,488	118,488	—	—
Restricted investments	50,276	50,276	50,276	—	—
Accrued interest receivable	351,588	351,588	—	351,588	—
Derivative instruments	64,392	64,392	—	64,392	—
Financial liabilities:
Bonds and notes payable	27,809,997	28,027,350	—	27,809,997	—
Accrued interest payable	25,904	25,904	—	25,904	—
Due to customers	118,488	118,488	118,488	—	—
Derivative instruments	32,842	32,842	—	32,842	—

	As of December 31, 2013
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,641,383	25,907,589	—	—	26,641,383
Cash and cash equivalents	63,267	63,267	63,267	—	—
Investments	192,040	192,040	3,761	188,279	—
Restricted cash	727,838	727,838	727,838	—	—
Restricted cash – due to customers	167,576	167,576	167,576	—	—
Restricted investments	7,285	7,285	7,285	—	—
Accrued interest receivable	314,553	314,553	—	314,553	—
Derivative instruments	62,507	62,507	—	62,507	—
Financial liabilities:
Bonds and notes payable	25,577,250	25,955,289	—	25,577,250	—
Accrued interest payable	21,725	21,725	—	21,725	—
Due to customers	167,576	167,576	167,576	—	—
Derivative instruments	17,969	17,969	—	17,969	—

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Bonds and Notes Payable

Bonds and notes payable are accounted for at cost in the financial statements except when denominated in a foreign currency. Foreign currency-denominated borrowings are re-measured at current spot rates in the financial statements. The fair value of bonds and notes payable was determined from quotes from broker-dealers or through standard bond pricing models using the stated terms of the borrowings, observable yield curves, and market credit spreads. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades.

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

22. Quarterly Financial Information (Unaudited)

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$98,871	107,713	117,487	112,492
Less provision for loan losses	2,500	1,500	2,000	3,500
Net interest income after provision for loan losses	96,371	106,213	115,487	108,992
Loan and guaranty servicing revenue	64,757	66,460	52,659	56,538
Tuition payment processing and campus commerce revenue	25,235	21,834	26,399	24,688
Enrollment services revenue	22,011	20,145	22,936	17,791
Other income	18,131	15,315	7,650	12,906
Gain on sale of loans and debt repurchases, net	39	18	—	3,594
Derivative market value and foreign currency adjustments and derivative settlements, net	(4,265)	1,570	24,203	(5,648)
Salaries and benefits	(52,484)	(53,888)	(61,098)	(60,609)
Cost to provide enrollment services	(14,475)	(13,311)	(14,178)	(11,343)
Depreciation and amortization	(4,783)	(5,214)	(5,493)	(5,644)
Operating expenses - other	(35,627)	(40,377)	(36,676)	(37,310)
Income tax expense	(40,611)	(43,078)	(46,513)	(30,036)
Net income	74,299	75,687	85,376	73,919
Net income attributable to noncontrolling interest	513	693	157	308
Net income attributable to Nelnet, Inc.	$73,786	74,994	85,219	73,611
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.59	1.61	1.84	1.59

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$98,798	101,419	104,922	108,736
Less provision for loan losses	5,000	5,000	5,000	3,500
Net interest income after provision for loan losses	93,798	96,419	99,922	105,236
Loan and guaranty servicing revenue	55,601	60,078	64,582	63,167
Tuition payment processing and campus commerce revenue	23,411	18,356	19,927	18,988
Enrollment services revenue	28,957	24,823	22,563	21,735
Other income	9,416	12,288	8,613	15,981
Gain on sale of loans and debt repurchases, net	1,407	7,355	2,138	799
Derivative market value and foreign currency adjustments and derivative settlements, net	1,072	40,188	(16,648)	(5,655)
Salaries and benefits	(47,905)	(47,432)	(48,712)	(52,120)
Cost to provide enrollment services	(19,642)	(16,787)	(14,668)	(13,864)
Depreciation and amortization	(4,377)	(4,320)	(4,340)	(5,274)
Operating expenses - other	(34,941)	(34,365)	(39,887)	(40,349)
Income tax expense	(38,447)	(54,746)	(30,444)	(37,556)
Net income	68,350	101,857	63,046	71,088
Net income attributable to noncontrolling interest	271	614	216	568
Net income attributable to Nelnet, Inc.	$68,079	101,243	62,830	70,520
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.46	2.17	1.35	1.52

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

23. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2014 and 2013 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014 for Nelnet, Inc.

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

Balance Sheets
(Parent Company Only)
As of December 31, 2014 and 2013
	2014	2013
Assets:
Cash and cash equivalents	$30,712	24,032
Investments	136,432	175,887
Investment in subsidiary debt	122,057	233,095
Restricted cash	127	3,763
Investment in subsidiaries	1,300,032	957,676
Other assets	283,831	272,910
Fair value of derivative instruments	64,392	25,673
Total assets	$1,937,583	1,693,036
Liabilities:
Notes payable	$149,265	191,457
Other liabilities	50,253	39,620
Fair value of derivative instruments	12,387	17,969
Total liabilities	211,905	249,046
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	463	464
Additional paid-in capital	17,290	24,887
Retained earnings	1,702,560	1,413,492
Accumulated other comprehensive earnings	5,135	4,819
Total Nelnet, Inc. shareholders' equity	1,725,448	1,443,662
Noncontrolling interest	230	328
Total equity	1,725,678	1,443,990
Total liabilities and shareholders' equity	$1,937,583	1,693,036

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2014, 2013, and 2012
	2014	2013	2012
Investment interest	$6,863	7,911	5,186
Interest on bonds and notes payable	5,492	4,433	3,607
Net interest income	1,371	3,478	1,579
Other income (expense):
Other income	8,943	7,112	8,010
Gain from debt repurchases	6,685	11,905	4,487
Equity in subsidiaries income	316,934	275,989	224,011
Derivative market value adjustments and derivative settlements, net	14,963	28,134	(47,262)
Total other income	347,525	323,140	189,246
Operating expenses	5,598	5,626	1,867
Income before income taxes	343,298	320,992	188,958
Income tax expense	(34,017)	(16,651)	(10,530)
Net income	309,281	304,341	178,428
Net income attributable to noncontrolling interest	1,671	1,669	431
Net income attributable to Nelnet, Inc.	$307,610	302,672	177,997

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2014, 2013, and 2012
	2014	2013	2012
Net income	$309,281	304,341	178,428
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during period, net	9,006	9,134	10,230
Less reclassification adjustment for gains recognized in net income, net of losses	(8,506)	(5,938)	(5,798)
Income tax effect	(184)	(1,190)	(1,619)
Total other comprehensive income	316	2,006	2,813
Comprehensive income	309,597	306,347	181,241
Comprehensive income attributable to noncontrolling interest	1,671	1,669	431
Comprehensive income attributable to Nelnet, Inc.	$307,926	304,678	180,810

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2014, 2013, and 2012
	2014	2013	2012
Net income attributable to Nelnet, Inc.	$307,610	302,672	177,997
Net income attributable to noncontrolling interest	1,671	1,669	431
Net income	309,281	304,341	178,428
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation and amortization	303	284	249
Derivative market value adjustment	(36,979)	(57,525)	30,041
Proceeds (payments) to terminate and/or amend derivative instruments, net	1,765	(6,469)	(6,005)
Payment for interest rate swap option	(9,087)	—	—
Equity in earnings of subsidiaries	(316,934)	(275,989)	(224,011)
Gain from sale of available-for-sale securities, net	(8,506)	(5,938)	(5,798)
Gain from debt repurchases	(6,685)	(11,905)	(4,487)
Other non-cash items	5,396	3,835	3,569
Decrease in other assets	4,057	209,896	168,656
Increase (decrease) in other liabilities	12,512	16,205	(38,971)
Net cash (used by) provided by operating activities	(44,877)	176,735	101,671
Cash flows from investing activities
Decrease (increase) in restricted cash	3,636	59,495	(29,082)
Purchases of available-for-sale securities	(192,315)	(217,415)	(186,727)
Proceeds from sales of available-for-sale securities	240,371	116,337	162,533
Capital contributions to/from subsidiaries, net	(25,017)	—	—
Sales (purchases) of subsidiary debt, net	111,038	(66,272)	(6,584)
Purchases of other investments, net	(14,769)	(11,758)	—
Net cash provided by (used in) investing activities	122,944	(119,613)	(59,860)
Cash flows from financing activities:
Payments on notes payable	(63,084)	(147,080)	(109,748)
Proceeds from issuance of notes payable	27,577	135,000	153,380
Payments of debt issuance costs	(512)	(644)	(1,111)
Dividends paid	(18,542)	(18,569)	(66,237)
Repurchases of common stock	(15,713)	(13,136)	(22,763)
Proceeds from issuance of common stock	656	561	480
Payments received on employee stock notes receivable	—	—	1,140
Issuance of noncontrolling interest	201	5	5
Distribution to noncontrolling interest	(1,970)	(1,351)	(431)
Net cash used in financing activities	(71,387)	(45,214)	(45,285)
Net increase (decrease) in cash and cash equivalents	6,680	11,908	(3,474)
Cash and cash equivalents, beginning of period	24,032	12,124	15,598
Cash and cash equivalents, end of period	$30,712	24,032	12,124

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

Unsubsidized Stafford Loans

General. The Unsubsidized Stafford Loan program was created by Congress in 1992 for students who did not qualify for Subsidized Stafford Loans due to parental and/or student income and assets in excess of permitted amounts. These students were entitled to borrow the difference between the Stafford Loan maximum for their status (dependent or independent) and their Subsidized Stafford Loan eligibility through the Unsubsidized Stafford Loan Program. The general requirements for Unsubsidized Stafford Loans, including special allowance payments, are essentially the same as those for Subsidized Stafford Loans. However, the terms of the Unsubsidized Stafford Loans differ materially from Subsidized Stafford Loans in that the federal government will not make interest subsidy payments and the loan limitations were determined without respect to the expected family contribution. The borrower is required to either pay interest from the time the loan is disbursed or the accruing interest is capitalized when repayment begins at the end of a deferment or forbearance, when the borrower is determined to no longer have a partial financial hardship under the Income-Based Repayment plan or when the borrower leaves the plan. Unsubsidized Stafford Loans were not available before October 1, 1992. A student meeting the general eligibility requirements for a loan under the Federal Family Education Loan Program was eligible for an Unsubsidized Stafford Loan without regard to need.

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

Interest payments during grace, deferment, forbearance, and applicable income-based repayment ("IBR") periods. The Secretary of Education makes interest payments on behalf of the borrower for Subsidized loans while the borrower is in school, grace, deferment, and during the first 3 years of the IBR plan for any remaining interest that is not satisfied by the IBR payment amount. Interest that accrues during forbearance periods, and, if the loan is not eligible for interest subsidy payments during school, grace, deferment, and IBR periods, may be paid monthly or quarterly by the borrower. Any unpaid accrued interest may be capitalized by the lender.

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