Form 10-Q
period 2015-03-31
NELNET INC
filed 2015-05-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, there were 34,592,926 and 11,486,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	March 31, 2015	December 31, 2014
Assets:
Student loans receivable (net of allowance for loan losses of $51,161 and $48,900, respectively)	$27,897,949	28,005,195
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	38,071	37,781
Cash and cash equivalents - held at a related party	61,975	92,700
Total cash and cash equivalents	100,046	130,481
Investments and notes receivable	276,904	235,709
Restricted cash and investments	866,587	850,440
Restricted cash - due to customers	71,890	118,488
Accrued interest receivable	355,372	351,588
Accounts receivable (net of allowance for doubtful accounts of $1,908 and $1,656, respectively)	55,968	50,552
Goodwill	126,200	126,200
Intangible assets, net	40,183	42,582
Property and equipment, net	51,003	45,894
Other assets	77,097	76,622
Fair value of derivative instruments	36,595	64,392
Total assets	$29,955,794	30,098,143
Liabilities:
Bonds and notes payable	$27,815,324	28,027,350
Accrued interest payable	27,275	25,904
Other liabilities	174,248	167,881
Due to customers	71,890	118,488
Fair value of derivative instruments	85,564	32,842
Total liabilities	28,174,301	28,372,465
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 34,713,065 shares and 34,756,384 shares, respectively	347	348
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,486,932 shares	115	115
Additional paid-in capital	13,177	17,290
Retained earnings	1,762,711	1,702,560
Accumulated other comprehensive earnings	4,872	5,135
Total Nelnet, Inc. shareholders' equity	1,781,222	1,725,448
Noncontrolling interest	271	230
Total equity	1,781,493	1,725,678
Total liabilities and equity	$29,955,794	30,098,143

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$27,965,879	28,181,244
Restricted cash and investments	850,890	846,199
Fair value of derivative instruments, net	(70,261)	(20,455)
Other assets	355,015	351,934
Bonds and notes payable	(28,119,030)	(28,391,530)
Other liabilities	(295,163)	(280,233)
Net assets of consolidated variable interest entities	$687,330	687,159
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months
	ended March 31,
	2015	2014
Interest income:
Loan interest	$171,944	156,896
Investment interest	2,205	1,979
Total interest income	174,149	158,875
Interest expense:
Interest on bonds and notes payable	71,554	60,004
Net interest income	102,595	98,871
Less provision for loan losses	2,000	2,500
Net interest income after provision for loan losses	100,595	96,371
Other income (expense):
Loan and guaranty servicing revenue	57,811	64,757
Tuition payment processing, school information, and campus commerce revenue	34,680	25,235
Enrollment services revenue	17,863	22,011
Other income	6,918	18,131
Gain on sale of loans and debt repurchases	2,875	39
Derivative market value and foreign currency adjustments and derivative settlements, net	(3,078)	(4,265)
Total other income	117,069	125,908
Operating expenses:
Salaries and benefits	61,050	52,484
Cost to provide enrollment services	11,702	14,475
Loan servicing fees	7,685	5,421
Depreciation and amortization	5,662	4,783
Other	29,129	30,206
Total operating expenses	115,228	107,369
Income before income taxes	102,436	114,910
Income tax expense	37,630	40,611
Net income	64,806	74,299
Net income attributable to noncontrolling interest	41	513
Net income attributable to Nelnet, Inc.	$64,765	73,786
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.40	1.59
Weighted average common shares outstanding - basic and diluted	46,290,590	46,527,917

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2015	2014
Net income	$64,806	74,299
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(213)	3,675
Less reclassification adjustment for gains recognized in net income, net of losses	(205)	(7,073)
Income tax effect	155	1,258
Total other comprehensive loss	(263)	(2,140)
Comprehensive income	64,543	72,159
Comprehensive income attributable to noncontrolling interest	41	513
Comprehensive income attributable to Nelnet, Inc.	$64,502	71,646

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	73,786	—	513	74,299
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,140)	—	(2,140)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(287)	(287)
Cash dividends on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,641)	—	—	(4,641)
Issuance of common stock, net of forfeitures	—	155,705	—	—	2	—	2,244	—	—	—	2,246
Compensation expense for stock based awards	—	—	—	—	—	—	875	—	—	—	875
Repurchase of common stock	—	(20,564)	—	—	(1)	—	(868)	—	—	—	(869)
Conversion of common stock	—	3,445	(3,445)	—	—	—	—	—	—	—	—
Balance as of March 31, 2014	—	35,019,924	11,491,932	$—	350	115	27,138	1,482,637	2,679	755	1,513,674
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	230	1,725,678
Net income	—	—	—	—	—	—	—	64,765	—	41	64,806
Other comprehensive loss	—	—	—	—	—	—	—	—	(263)	—	(263)
Cash dividends on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,614)	—	—	(4,614)
Issuance of common stock, net of forfeitures	—	132,479	—	—	1	—	2,467	—	—	—	2,468
Compensation expense for stock based awards	—	—	—	—	—	—	1,357	—	—	—	1,357
Repurchase of common stock	—	(175,798)	—	—	(2)	—	(7,937)	—	—	—	(7,939)
Balance as of March 31, 2015	—	34,713,065	11,486,932	$—	347	115	13,177	1,762,711	4,872	271	1,781,493

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2015	2014
Net income attributable to Nelnet, Inc.	$64,765	73,786
Net income attributable to noncontrolling interest	41	513
Net income	64,806	74,299
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	30,225	21,999
Student loan discount accretion	(10,746)	(10,023)
Provision for loan losses	2,000	2,500
Derivative market value adjustment	46,072	(2,916)
Foreign currency transaction adjustment	(48,209)	952
Proceeds from termination of derivative instruments	34,447	—
Gain on sale of loans	(351)	—
Gain from debt repurchases	(2,524)	(39)
Gain from sales of available-for-sale securities, net	(205)	(7,073)
Proceeds (payments) from sales (purchases) of trading securities, net	1,304	(731)
Deferred income tax expense	224	2,497
Other	3,115	2,285
(Increase) decrease in accrued interest receivable	(3,784)	8,881
Increase in accounts receivable	(5,416)	(5,758)
Decrease in other assets	605	1,303
Increase in accrued interest payable	1,371	613
Increase (decrease) in other liabilities	16,414	(185)
Net cash provided by operating activities	129,348	88,604
Cash flows from investing activities, net of acquisitions:
Purchases of student loans	(844,120)	(386,100)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	940,907	686,908
Proceeds from sale of student loans	3,996	—
Purchases of available-for-sale securities	(512)	(69,930)
Proceeds from sales of available-for-sale securities	1,317	99,799
Purchases of investments and issuance of notes receivable	(49,953)	(14,467)
Proceeds from investments and notes receivable	4,709	—
Purchases of property and equipment, net	(8,372)	(3,146)
(Increase) decrease in restricted cash and investments, net	(16,147)	29,356
Business acquisition, net of cash acquired	—	(1,909)
Net cash provided by investing activities	31,825	340,511
Cash flows from financing activities:
Payments on bonds and notes payable	(1,459,807)	(1,347,517)
Proceeds from issuance of bonds and notes payable	1,285,760	972,384
Payments of debt issuance costs	(5,256)	(4,700)
Dividends paid	(4,614)	(4,641)
Repurchases of common stock	(7,939)	(869)
Proceeds from issuance of common stock	248	149
Issuance of noncontrolling interest	—	201
Distribution to noncontrolling interest	—	(287)
Net cash used in financing activities	(191,608)	(385,280)
Net (decrease) increase in cash and cash equivalents	(30,435)	43,835
Cash and cash equivalents, beginning of period	130,481	63,267
Cash and cash equivalents, end of period	$100,046	107,102

Cash disbursements made for:
Interest	$53,235	48,750
Income taxes, net of refunds	$45	13,378

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report").

Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet and statements of income have been reclassified to conform to the current period presentation. These reclassifications include:

•	Reclassifying certain investments and notes receivable, which were previously included in "other assets" to "investments and notes receivable."

•	Reclassifying third-party loan servicing fees, which were previously included in "other" operating expenses to "loan servicing fees."

The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	March 31, 2015	December 31, 2014
Federally insured loans
Stafford and other	$6,287,829	6,030,825
Consolidation	21,687,746	22,165,605
Total	27,975,575	28,196,430
Private education loans	131,513	27,478
	28,107,088	28,223,908
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(157,978)	(169,813)
Allowance for loan losses – federally insured loans	(38,021)	(39,170)
Allowance for loan losses – private education loans	(13,140)	(9,730)
	$27,897,949	28,005,195

(a)
As of March 31, 2015 and December 31, 2014, "loan discount, net of unamortized loan premiums and deferred origination costs" included $32.4 million and $28.8 million, respectively, of non-accretable discount associated with purchased loans of $8.9 billion and $8.5 billion, respectively.

On February 5, 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase up to $150.0 million of private education loans. As of March 31, 2015, the Company had purchased $15.2 million in private loans from CommonBond pursuant to this agreement.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$48,900	55,122
Provision for loan losses:
Federally insured loans	2,000	3,000
Private education loans	—	(500)
Total provision for loan losses	2,000	2,500
Charge-offs:
Federally insured loans	(3,149)	(3,631)
Private education loans	(676)	(421)
Total charge-offs	(3,825)	(4,052)
Recoveries - private education loans	254	371
Purchase (sale) of federally insured and private education loans, net	(230)	100
Transfer from repurchase obligation related to private education loans repurchased	4,062	587
Balance at end of period	$51,161	54,628

Allocation of the allowance for loan losses:
Federally insured loans	$38,021	42,909
Private education loans	13,140	11,719
Total allowance for loan losses	$51,161	54,628

Repurchase Obligation

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of March 31, 2015 and December 31, 2014, the balance of loans subject to these repurchase obligations was $57.7 million and $155.3 million, respectively, and the associated obligation related to these loans was $3.9 million and $11.8 million, respectively. The Company repurchased $94.1 million of private education loans during the three month period ended March 31, 2015. The Company's estimate related to its obligation to repurchase these loans is included in "other liabilities" in the Company's consolidated balance sheets.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of March 31, 2015		As of December 31, 2014		As of March 31, 2014
Federally insured loans:
Loans in-school/grace/deferment	$2,781,537		$2,805,228		$2,879,382
Loans in forbearance	3,244,255		3,288,412		3,213,638
Loans in repayment status:
Loans current	18,672,471	85.0%	18,460,279	83.5%	16,498,560	83.9%
Loans delinquent 31-60 days	911,653	4.2	1,043,119	4.8	832,381	4.2
Loans delinquent 61-90 days	571,759	2.6	588,777	2.7	522,699	2.7
Loans delinquent 91-120 days	346,857	1.6	404,905	1.8	344,143	1.8
Loans delinquent 121-270 days	1,030,645	4.7	1,204,405	5.4	984,648	5.0
Loans delinquent 271 days or greater	416,398	1.9	401,305	1.8	470,204	2.4
Total loans in repayment	21,949,783	100.0%	22,102,790	100.0%	19,652,635	100.0%
Total federally insured loans	$27,975,575		$28,196,430		$25,745,655

Private education loans:
Loans in-school/grace/deferment	$5,006		$905		$2,612
Loans in forbearance	20		—		24
Loans in repayment status:
Loans current	118,278	93.5%	18,390	69.2%	57,115	86.6%
Loans delinquent 31-60 days	1,200	0.9	1,078	4.1	1,223	1.9
Loans delinquent 61-90 days	1,753	1.4	1,035	3.9	1,748	2.7
Loans delinquent 91 days or greater	5,256	4.2	6,070	22.8	5,818	8.8
Total loans in repayment	126,487	100.0%	26,573	100.0%	65,904	100.0%
Total non-federally insured loans	$131,513		$27,478		$68,540

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,850,638	0.16% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,197,065	0.64% - 2.16%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	27,047,703
FFELP warehouse facilities	1,010,258	0.17% - 0.29%	1/17/16 - 12/17/17
Unsecured line of credit	—	—	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	59,837	3.65%	9/15/61
Other borrowings	82,305	1.68% - 5.10%	11/11/15 - 12/31/18
	28,200,103
Discount on bonds and notes payable	(384,779)
Total	$27,815,324

	As of December 31, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,713,431	0.19% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction	1,311,669	0.47% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	27,025,100
FFELP warehouse facilities	1,241,665	0.16% - 0.26%	1/17/16 - 6/11/17
Unsecured line of credit	—	—	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	71,688	3.63%	9/15/61
Other borrowings	81,969	1.67% - 5.10%	11/11/15 - 12/31/18
	28,420,422
Discount on bonds and notes payable	(393,072)
Total	$28,027,350

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of March 31, 2015, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III (a)	NFSLW-I (b)	NHELP-II	Total
Maximum financing amount	$750,000	750,000	500,000	2,000,000
Amount outstanding	537,005	404,020	69,233	1,010,258
Amount available	$212,995	345,980	430,767	989,742
Expiration of liquidity provisions	May 5, 2015	June 11, 2015	December 17, 2015
Final maturity date	January 17, 2016	June 11, 2017	December 17, 2017
Maximum advance rates	92.2 - 95.0%	92.0 - 98.0%	91.0 - 97.0%
Minimum advance rates	92.2 - 95.0%	84.0 - 90.0%	91.0 - 97.0%
Advanced as equity support	$32,515	19,001	3,640	55,156

(a)
On April 30, 2015, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to April 29, 2016, and to change the final maturity date to April 29, 2018.

(b)
On January 27, 2015, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $1.2 billion. On March 26, 2015, the Company reduced the maximum financing amount from $1.2 billion to $750 million.

Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the three months ended March 31, 2015.

	2015-1	2015-2			Total
		Class A-1 notes	Class A-2 notes	2015-2 total
Date securities issued	2/27/15	3/26/15	3/26/15	3/26/15
Total original principal amount	$566,346	122,500	584,500	722,000	$1,288,346

Class A senior notes:
Total original principal amount	$553,232	122,500	584,500	707,000	1,260,232
Bond discount	—	—	—	—	—
Issue price	$553,232	122,500	584,500	707,000	1,260,232
Cost of funds (1-month LIBOR plus:)	0.59%	0.27%	0.60%
Final maturity date	4/25/41	3/25/20	9/25/42

Class B subordinated notes:
Total original principal amount	$13,114			15,000	28,114
Bond discount	(1,157)			(1,793)	(2,950)
Issue price	$11,957			13,207	25,164
Cost of funds (1-month LIBOR plus:)	1.50%			1.50%
Final maturity date	6/25/46			5/25/49

Unsecured Line of Credit

The Company has a $350.0 million line of credit that has a maturity date of June 30, 2019. As of March 31, 2015, the $350.0 million unsecured line of credit had no amount outstanding and $350.0 million was available for future use.

Debt Repurchases

During the three months ended March 31, 2015 and 2014, the Company repurchased $11.9 million (par value) of its Junior Subordinated Hybrid Securities unsecured debt and $1.4 million (par value) of its own asset-backed debt securities and recognized gains on such purchases of $2.5 million and approximately $39,000, respectively.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2014 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2015 and December 31, 2014 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of March 31, 2015 and December 31, 2014 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of March 31,	As of December 31,
	2015	2014
Maturity	Notional amount	Notional amount
2016	$1,000,000	$—
2021	—	250,000
2022	1,900,000	1,900,000
2023	2,400,000	3,650,000
2024	—	250,000
2026	800,000	800,000
2028	—	100,000
2036	—	700,000
2039	—	150,000
	$6,100,000	$7,800,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2015 and December 31, 2014 was one-month LIBOR plus 6.0 basis points and 3.5 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of March 31, 2015		As of December 31, 2014
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2015	$1,100,000	0.89%	$1,100,000	0.89%
2016	750,000	0.85	750,000	0.85
2017	1,350,000	0.85	1,250,000	0.86
2018	100,000	1.02	—	—
2025	100,000	2.32	—	—
2045	25,000	2.46	—	—
	$3,425,000	0.92%	$3,100,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of March 31, 2015 and December 31, 2014 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities to a fixed rate.

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

	Three months ended March 31,
	2015	2014
Re-measurement of Euro Notes	$48,209	(952)
Change in fair value of cross-currency interest rate swap	(49,805)	(39)
Total impact to consolidated statements of income - income (expense) (a)	$(1,596)	(991)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
1:3 basis swaps	$30,072	53,549	—	—
Interest rate swaps - floor income hedges	1,756	5,165	6,498	5,034
Interest rate swap option - floor income hedge	4,767	5,678	—	—
Interest rate swaps - hybrid debt hedges	—	—	8,805	7,353
Cross-currency interest rate swap	—	—	70,261	20,455
Total	$36,595	64,392	85,564	32,842

During the three months ended March 31, 2015, the Company terminated a total notional amount of $2.7 billion of 1:3 Basis Swaps for gross proceeds of $34.4 million.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of March 31, 2015	$36,595	(9,761)	5,556	32,390
Balance as of December 31, 2014	64,392	(12,387)	—	52,005

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of March 31, 2015	$(85,564)	9,761	6,400	(69,403)
Balance as of December 31, 2014	(32,842)	12,387	(1,454)	(21,909)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended March 31,
	2015	2014
Settlements:
1:3 basis swaps	$266	881
Interest rate swaps - floor income hedges	(5,015)	(6,950)
Interest rate swaps - hybrid debt hedges	(252)	(252)
Cross-currency interest rate swap	(214)	92
Total settlements - (expense) income	(5,215)	(6,229)
Change in fair value:
1:3 basis swaps	10,969	1,110
Interest rate swaps - floor income hedges	(4,872)	3,358
Interest rate swap option - floor income hedge	(912)	—
Interest rate swaps - hybrid debt hedges	(1,452)	(1,513)
Cross-currency interest rate swap	(49,805)	(39)
Total change in fair value - (expense) income	(46,072)	2,916
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	48,209	(952)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(3,078)	(4,265)

5.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of March 31, 2015				As of December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$130,754	5,998	(484)	136,268	131,589	6,204	(236)	137,557
Equity securities	1,787	2,268	(48)	4,007	1,553	2,216	(33)	3,736
Total available-for-sale investments	$132,541	8,266	(532)	140,275	133,142	8,420	(269)	141,293
Trading investments:
Student loan asset-backed securities				6,526				7,830
Total available-for-sale and trading investments				146,801				149,123
Other Investments and Notes Receivable (not measured at fair value):
Investments accounted for under the cost and equity methods				81,912				36,991
Notes receivable				31,806				30,643
Other				16,385				18,952
Total investments and notes receivable				$276,904				235,709

(a)
As of March 31, 2015, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of March 31, 2015, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

The amounts reclassified from accumulated other comprehensive income related to the realized gains and losses on available-for-sale-securities are summarized below.

	Three months ended March 31,
Affected line item in the consolidated statements of income - income (expense):	2015	2014
Other income	$205	7,073
Income tax expense	(76)	(2,617)
Net	$129	4,456

6. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life as of March 31, 2015 (months)	As of March 31, 2015	As of December 31, 2014

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $18,820 and $17,361, respectively)	211	$25,871	27,330
Computer software (net of accumulated amortization of $2,472 and $1,896, respectively)	39	6,393	6,969
Trade names (net of accumulated amortization of $403 and $272, respectively)	230	6,019	6,150
Content (net of accumulated amortization of $225 and $0, respectively)	21	1,575	1,800
Covenants not to compete (net of accumulated amortization of $30 and $21, respectively)	110	325	333
Total - amortizable intangible assets	178	$40,183	42,582

The Company recorded amortization expense on its intangible assets of $2.4 million and $1.0 million during the three months ended March 31, 2015 and 2014, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2015, the Company estimates it will record amortization expense as follows:

2015 (April 1 - December 31)	$7,196
2016	6,249
2017	3,752
2018	3,533
2019	2,861
2020 and thereafter	16,592
$40,183

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2015. The carrying amount of goodwill by reportable operating segment as of March 31, 2015 and December 31, 2014 is shown in the table below.

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2014 and March 31, 2015	$8,596	67,168	41,883	8,553	126,200

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

	Three months ended March 31,
	2015			2014
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$64,078	687	64,765	73,125	661	73,786

Denominator:
Weighted-average common shares outstanding - basic and diluted	45,799,873	490,717	46,290,590	46,110,952	416,965	46,527,917
Earnings per share - basic and diluted	$1.40	1.40	1.40	1.59	1.59	1.59

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

8.    Segment Reporting

See note 14 of the notes to consolidated financial statements included in the 2014 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

Effective January 1, 2015, internal reporting to executive management (the "chief operating decision maker") changed to reflect operational changes made within the organization. The operational and internal reporting changes included moving the majority of information technology infrastructure personnel and related functions to Corporate and Other Activities. The associated costs are allocated to the other operating segments based on those segments' actual use of information technology related products and services. Information technology infrastructure personnel and related functions were historically included within the Student Loan and Guaranty Servicing operating segment, and associated costs were allocated to the other operating segments based on those segments' actual use of the related products and services. Prior period segment operating results have been reclassified to reflect these changes; however, the reclassifications had no effect on any operating segment's net income.

	Three months ended March 31, 2015
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$7	2	172,423	2,153	(436)	174,149
Interest expense	—	—	70,540	1,450	(436)	71,554
Net interest income	7	2	101,883	703	—	102,595
Less provision for loan losses	—	—	2,000	—	—	2,000
Net interest income after provision for loan losses	7	2	99,883	703	—	100,595
Other income:
Loan and guaranty servicing revenue	57,811	—	—	—	—	57,811
Intersegment servicing revenue	12,871	—	—	—	(12,871)	—
Tuition payment processing, school information, and campus commerce revenue	—	34,680	—	—	—	34,680
Enrollment services revenue	—	—	—	17,863	—	17,863
Other income	—	—	4,576	2,342	—	6,918
Gain on sale of loans and debt repurchases	—	—	351	2,524	—	2,875
Derivative market value and foreign currency adjustments, net	—	—	3,590	(1,453)	—	2,137
Derivative settlements, net	—	—	(4,963)	(252)	—	(5,215)
Total other income	70,682	34,680	3,554	21,024	(12,871)	117,069
Operating expenses:
Salaries and benefits	33,703	13,321	541	13,485	—	61,050
Cost to provide enrollment services	—	—	—	11,702	—	11,702
Loan servicing fees	—	—	7,685	—	—	7,685
Depreciation and amortization	446	2,195	—	3,021	—	5,662
Other	14,600	3,802	1,068	9,659	—	29,129
Intersegment expenses, net	9,700	2,614	13,040	(12,483)	(12,871)	—
Total operating expenses	58,449	21,932	22,334	25,384	(12,871)	115,228
Income (loss) before income taxes and corporate overhead allocation	12,240	12,750	81,103	(3,657)	—	102,436
Corporate overhead allocation	(2,153)	(862)	(1,078)	4,093	—	—
Income before income taxes	10,087	11,888	80,025	436	—	102,436
Income tax (expense) benefit	(3,834)	(4,518)	(30,409)	1,131	—	(37,630)
Net income	6,253	7,370	49,616	1,567	—	64,806
Net income attributable to noncontrolling interest	—	—	—	41	—	41
Net income attributable to Nelnet, Inc.	$6,253	7,370	49,616	1,526	—	64,765

	Three months ended March 31, 2014
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$11	—	157,003	2,658	(797)	158,875
Interest expense	—	—	59,476	1,325	(797)	60,004
Net interest income	11	—	97,527	1,333	—	98,871
Less provision for loan losses	—	—	2,500	—	—	2,500
Net interest income after provision for loan losses	11	—	95,027	1,333	—	96,371
Other income:
Loan and guaranty servicing revenue	64,757	—	—	—	—	64,757
Intersegment servicing revenue	14,221	—	—	—	(14,221)	—
Tuition payment processing, school information, and campus commerce revenue	—	25,235	—	—	—	25,235
Enrollment services revenue	—	—	—	22,011	—	22,011
Other income	—	—	4,164	13,967	—	18,131
Gain on sale of loans and debt repurchases	—	—	39	—	—	39
Derivative market value and foreign currency adjustments, net	—	—	3,477	(1,513)	—	1,964
Derivative settlements, net	—	—	(5,977)	(252)	—	(6,229)
Total other income	78,978	25,235	1,703	34,213	(14,221)	125,908
Operating expenses:
Salaries and benefits	29,398	10,027	609	12,450	—	52,484
Cost to provide enrollment services	—	—	—	14,475	—	14,475
Loan servicing fees	—	—	5,421	—	—	5,421
Depreciation and amortization	419	1,428	—	2,936	—	4,783
Other	15,651	2,647	1,725	10,183	—	30,206
Intersegment expenses, net	9,163	1,420	14,371	(10,733)	(14,221)	—
Total operating expenses	54,631	15,522	22,126	29,311	(14,221)	107,369
Income before income taxes and corporate overhead allocation	24,358	9,713	74,604	6,235	—	114,910
Corporate overhead allocation	(1,860)	(620)	(1,329)	3,809	—	—
Income before income taxes	22,498	9,093	73,275	10,044	—	114,910
Income tax (expense) benefit	(8,549)	(3,455)	(27,844)	(763)	—	(40,611)
Net income	13,949	5,638	45,431	9,281	—	74,299
Net income attributable to noncontrolling interest	—	—	—	513	—	513
Net income attributable to Nelnet, Inc.	$13,949	5,638	45,431	8,768	—	73,786

9.    Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $32.4 million and $29.9 million for the three months ended March 31, 2015 and 2014, respectively.

10. Related Parties
The Company has entered into certain contractual arrangements with related parties as described in note 20 of the notes to consolidated financial statements included in the 2014 Annual Report.  The following provides an update for a related party transaction that occurred during the first three months of 2015.
On March 17, 2015, the Company made a $40.5 million equity investment in Agile Sports Technologies, Inc. (doing business as "Hudl"). David Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl. Prior to the 2015 investment, the Company and Michael Dunlap, the Company's Executive Chairman and a principal shareholder, made separate equity investments in Hudl. As of March 31, 2015, the Company and Mr. Dunlap hold combined direct and indirect equity ownership interests in Hudl of 18.7% and 2.8%, respectively. The Company's investment in Hudl is included in "investments and notes receivable" in the Company's consolidated balance sheet.

11.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2015.

	As of March 31, 2015			As of December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan asset-backed securities	$—	142,429	142,429	—	145,000	145,000
Equity securities	4,007	—	4,007	3,736	—	3,736
Debt securities	365	—	365	387	—	387
Total investments (available-for-sale and trading)	4,372	142,429	146,801	4,123	145,000	149,123
Fair value of derivative instruments	—	36,595	36,595	—	64,392	64,392
Total assets	$4,372	179,024	183,396	4,123	209,392	213,515
Liabilities:
Fair value of derivative instruments	$—	85,564	85,564	—	32,842	32,842
Total liabilities	$—	85,564	85,564	—	32,842	32,842

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,922,872	27,897,949	—	—	28,922,872
Cash and cash equivalents	100,046	100,046	100,046	—	—
Investments (available-for-sale and trading)	146,801	146,801	4,372	142,429	—
Notes receivable	29,476	31,806	—	29,476	—
Restricted cash	856,715	856,715	856,715	—	—
Restricted cash – due to customers	71,890	71,890	71,890	—	—
Restricted investments	9,872	9,872	9,872	—	—
Accrued interest receivable	355,372	355,372	—	355,372	—
Derivative instruments	36,595	36,595	—	36,595	—
Financial liabilities:
Bonds and notes payable	27,695,072	27,815,324	—	27,695,072	—
Accrued interest payable	27,275	27,275	—	27,275	—
Due to customers	71,890	71,890	71,890	—	—
Derivative instruments	85,564	85,564	—	85,564	—

	As of December 31, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,954,226	28,005,195	—	—	28,954,226
Cash and cash equivalents	130,481	130,481	130,481	—	—
Investments (available-for-sale and trading)	149,123	149,123	4,123	145,000	—
Notes receivable	28,832	30,643	—	28,832	—
Restricted cash	800,164	800,164	800,164	—	—
Restricted cash – due to customers	118,488	118,488	118,488	—	—
Restricted investments	50,276	50,276	50,276	—	—
Accrued interest receivable	351,588	351,588	—	351,588	—
Derivative instruments	64,392	64,392	—	64,392	—
Financial liabilities:
Bonds and notes payable	27,809,997	28,027,350	—	27,809,997	—
Accrued interest payable	25,904	25,904	—	25,904	—
Due to customers	118,488	118,488	118,488	—	—
Derivative instruments	32,842	32,842	—	32,842	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2014 Annual Report.

12. Legal Proceedings and Regulatory Matters

Legal Proceedings

Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's Nelnet, LLC, a subsidiary of Nelnet, Inc. ("Nelnet"), CUnet, LLC, a subsidiary of Nelnet, and on Nelnet (collectively, the "Keating Defendants"), in connection with a lawsuit by Grant Keating in the U.S. Federal District Court for the Northern District of Ohio (the “Ohio District Court”). The lawsuit was originally instituted on August 24, 2011, and alleges that the Keating Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the plaintiff's express consent. The complaint also alleges that this text message violated the Telephone Consumer Protection Act, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleges that the Keating Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent. The complaint seeks to establish a class action. On August 29, 2013, the Keating Defendants filed motions for summary judgment, and the named plaintiff filed a motion for class certification. On May 12, 2014, the Ohio District Court granted the Keating Defendants' motion for summary judgment, dismissing the case. On September 8, 2014, the named plaintiff filed an appeal brief with the Circuit Court of Appeals and on October 22, 2014, the Keating Defendants filed a responsive brief. As of the filing date of this report, the Ohio District Court has not established, recognized, or certified a class. The Keating Defendants intend to continue to defend themselves vigorously in this lawsuit.

Due to the uncertainty and risks inherent in class determination and the overall litigation process, the Company believes that a meaningful estimate of a reasonably possible loss, if any, or range of reasonably possible losses, if any, for this lawsuit cannot currently be made.

Regulatory Matters

Consumer Financial Protection Bureau Examination

The Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Financial Protection Bureau (the "CFPB"), which has broad authority to regulate a wide range of consumer financial products and services. On December 3, 2013, the CFPB issued a rule that allows the CFPB to supervise nonbank student loan servicers that handle more than one million borrowers, including the Company, thus giving the CFPB broad authority to examine, investigate, supervise, and otherwise regulate the Company's businesses, including the authority to impose fines and require changes with respect to any practices that the CFPB finds to be unfair, deceptive, or abusive.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2015 and 2014. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2014 Annual Report.

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

The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2014 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

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

OVERVIEW

The Company provides educational products and services in loan servicing, payment processing, education planning, and asset management. These products and services help students and families plan, prepare, and pay for their education and make the administrative and financial processes more efficient for schools and financial organizations. In addition, the Company earns interest income on a portfolio of federally insured student loans.

A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency adjustments, is provided below.

	Three months ended March 31,
	2015	2014
GAAP net income attributable to Nelnet, Inc.	$64,765	73,786
Derivative market value and foreign currency adjustments, net of tax	(1,325)	(1,218)
Net income, excluding derivative market value and foreign currency adjustments (a)	$63,440	72,568

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.40	1.59
Derivative market value and foreign currency adjustments, net of tax	(0.03)	(0.03)
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.37	1.56

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

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2015, the Company had a $27.9 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured debt transactions.

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities ("Corporate") for the three months ended March 31, 2015 and 2014 (dollars in millions).

LGS (a)
TPP&CC
AGM (b)
Corporate (b)
Total (a)(b)
Q1 2015 QTD
Q1 2014 QTD
Revenue
$70.7
$79.0
$34.7
$25.2
$99.8
$93.3
$23.2
$37.1
$228.4
$234.5
Net Income
$6.3
$13.9
$7.4
$5.6
$47.4
$43.3
$2.4
$9.7
$63.4
$72.6
Before-tax operating margin for fee-based businesses (c)
14.3%
28.5%
34.3%
36.0%

(a)	Revenue includes intersegment revenue earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax.

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•	As of March 31, 2015, the Company was servicing $168.8 billion in FFELP, private, and government owned student loans, as compared with $147.9 billion of loans as of March 31, 2014.

•
Revenue decreased in the first quarter of 2015 compared to the same period in 2014 due primarily to a decrease in rehabilitation collection revenue. Federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP, and as a result, rehabilitation revenue has been negatively affected. Rehabilitation collection revenue recognized by the Company was $7.4 million and $13.4 million for the three months ended March 31, 2015 and 2014, respectively.

•
Revenue from the Department servicing contract increased to $32.4 million for the three months ended March 31, 2015, compared to $29.9 million for the same period in 2014. As of March 31, 2015, the Company was servicing $140.8 billion of loans for 5.9 million borrowers under this contract.

•
Before tax operating margin was 14.3% and 28.5% for the three months ended March 31, 2015 and 2014, respectively. Operating margin decreased as a result of the implementation of federal budget reductions for guaranty agencies revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three months ended March 31, 2015 compared to the same period in 2014 due to the acquisition of RenWeb in the second quarter of 2014 and due to increases in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

•	Excluding the amortization of intangibles, before tax operating margin was 40.5% and 40.1% for the three months ended March 31, 2015 and 2014, respectively.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Asset Generation and Management

•
The Company acquired $836.1 million of student loans during the first three months of 2015. The average loan portfolio balance for the three months ended March 31, 2015 and 2014 was $28.3 billion and $25.9 billion, respectively.

•
Core student loan spread decreased to 1.41% for the three months ended March 31, 2015, compared to 1.49% and 1.44% for the three months ended December 31, 2014 and March 31, 2014, respectively. This decrease was the result of recent acquisitions of consolidation loans, which have lower margins but longer terms.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended March 31, 2015 and 2014, the Company earned $46.2 million and $37.8 million, respectively, of fixed rate floor income (net of $5.0 million and $7.0 million of derivative settlements, respectively, used to hedge such loans).

Corporate and Other Activities

•
The Company recognized $0.5 million in net gains from investment activity during the three months ended March 31, 2015, compared to $7.2 million for the same period in 2014. The majority of gains recognized in 2014 were from sales of student loan asset-backed security investments.

•
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $0.7 million for the three months ended March 31, 2015, compared to $5.2 million for the three months ended March 31, 2014. The decrease was the result of the reduction in performance fees earned in 2015.

•
During the three months ended March 31, 2015, the Company repurchased $11.9 million (par value) of its Junior Subordinated Hybrid Securities for a gain of $2.5 million. Gains from debt repurchases in the first quarter of 2014 were approximately $39,000.

Liquidity and Capital Resources

•
As of March 31, 2015, the Company had cash and cash equivalents of $100.0 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $146.8 million as of March 31, 2015.

•	For the three months ended March 31, 2015, the Company generated $129.3 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.27 billion as of March 31, 2015.

•
As of March 31, 2015, no amounts were outstanding on the Company's unsecured line of credit and $350.0 million was available for future use. The unsecured line of credit has a maturity date of June 30, 2019.

•	During the three months ended March 31, 2015, the Company repurchased a total of 175,798 shares of Class A common stock for $7.9 million ($45.16 per share).

•	During the three months ended March 31, 2015, the Company paid cash dividends of $4.6 million ($0.10 per share).

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. Dependent upon the timing and size of the opportunities, the Company may continue to accumulate additional cash and investments.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three months ended March 31, 2015 compared to the same period in 2014 is summarized below.

The Company’s operating results are primarily driven by the performance of its existing portfolio and the revenues generated by its fee-based businesses and the costs to provide their products and services.  The performance of the Company’s portfolio is driven by net interest income (which includes financing costs) and losses related to credit quality of the assets, along with the cost to administer and service the assets and related debt.

The Company operates in distinct operating segments as described previously. For a reconciliation of the segment operating results to the consolidated results of operations, see note 8 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a segment basis.

	Three months
	ended March 31,
	2015	2014	Additional information
Loan interest	$171,944	156,896	Increase was due to an increase in the average student loan portfolio balance and gross fixed rate floor income, partially offset by an increase in consolidation rebate fees.
Investment interest	2,205	1,979	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	174,149	158,875
Interest expense	71,554	60,004	Increase due to an increase in average debt outstanding and an increase in the Company's cost of funds.
Net interest income	102,595	98,871	See table below for additional analysis.
Less provision for loan losses	2,000	2,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	100,595	96,371
Other income:
LGS revenue	57,811	64,757	See LGS operating segment - results of operations.
TPP&CC revenue	34,680	25,235	See TPP&CC operating segment - results of operations.
NES revenue	17,863	22,011	See table below for additional analysis.
Other income	6,918	18,131	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	2,875	39	Gains in the first quarter of 2015 include a $2.5 million gain from the repurchase of $11.9 million (par value) of the Company's Junior Subordinated Hybrid Securities.
Derivative settlements, net	(5,215)	(6,229)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	2,137	1,964
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	117,069	125,908
Operating expenses:
Salaries and benefits	61,050	52,484	Increase was due to additional personnel to support increased LGS servicing volume and TPP&CC revenue.
Cost to provide enrollment services	11,702	14,475	See table below for additional analysis.
Loan servicing fees	7,685	5,421	Increase was due to an increase in third party loan servicing fees incurred by AGM as volume at third parties has grown with recent loan purchases.
Depreciation and amortization	5,662	4,783
Increase was due to additional expense from the amortization of intangible assets. Intangible amortization expense was $2.4 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

Other	29,129	30,206
Decrease was due to a decrease in collection costs directly related to the decrease in FFELP guaranty collection revenue, partially offset by an increase in other costs to support increased LGS servicing volume and TPP&CC revenue.

Total operating expenses	115,228	107,369
Income before income taxes	102,436	114,910
Income tax expense	37,630	40,611
The effective tax rate was 36.75% and 35.50% in the three months ended March 31, 2015 and 2014 respectively. The effective tax rate increased during the first quarter of 2015 due to an increase in the state effective tax rate.

Net income	64,806	74,299
Net income attributable to noncontrolling interest	41	513
Net income attributable to Nelnet, Inc.	$64,765	73,786
Additional information:
Net income attributable to Nelnet, Inc.	$64,765	73,786
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

Derivative market value and foreign currency adjustments	(2,137)	(1,964)
Tax effect	812	746
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$63,440	72,568

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended March 31,
	2015	2014	Additional information
Variable student loan interest margin, net of settlements on derivatives	$50,633	54,396
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	46,244	37,844
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	2,205	1,979
Non-portfolio related derivative settlements	(252)	(252)
Corporate debt interest expense	(1,450)	(1,325)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$97,380	92,642

The following table summarizes the components of "Enrollment services revenue" and "cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (b)	Digital marketing	Content solutions	Total
	Three months ended March 31, 2015
Enrollment services revenue	$12,209	1,118	—	1,236	3,300	17,863
Cost to provide enrollment services	10,799	—	—	121	782	11,702
Gross profit	$1,410	1,118	—	1,115	2,518	6,161
Gross profit %	11.5%
	Three months ended March 31, 2014
Enrollment services revenue	$13,537	1,069	2,845	1,068	3,492	22,011
Cost to provide enrollment services	11,954	—	1,785	88	648	14,475
Gross profit	$1,583	1,069	1,060	980	2,844	7,536
Gross profit %	11.7%

(a)
Inquiry management (marketing) revenue decreased $1.3 million (9.8%) for the three months ended March 31, 2015 compared to the same period in 2014 as a result of a decrease in spending on marketing efforts by school clients.

(b)	Effective August 29, 2014, the Company stopped providing inquiry generation services.

The following table summarizes the components of "other income."

	Three months ended March 31,
	2015	2014
Borrower late fee income	$4,131	3,688
Investment advisory fees (a)	657	5,228
Realized and unrealized gains/(losses) on investments, net	516	7,210
Other	1,614	2,005
Other income	$6,918	18,131

(a)
WRCM earns annual fees of up to 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of securities are becoming more limited. As of March 31, 2015, WRCM was managing an investment portfolio of $933.2 million for third-party entities.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$22,650	$21,237	$21,397	$21,192	$21,110	$20,511	$19,742	$19,369
% of total	29.8%	21.8%	15.5%	14.3%	14.1%	12.9%	12.2%	11.5%
Number of servicing borrowers:
Government servicing:	3,036,534	3,892,929	5,305,498	5,438,933	5,465,395	5,824,743	5,915,449	5,882,446
FFELP servicing:	1,799,484	1,626,146	1,462,122	1,426,435	1,390,541	1,404,619	1,397,295	1,358,551
Private servicing:	164,554	173,948	195,580	191,606	186,863	200,095	202,529	205,926
Total:	5,000,572	5,693,023	6,963,200	7,056,974	7,042,799	7,429,457	7,515,273	7,446,923

Number of remote hosted borrowers:	9,566,296	6,912,204	1,915,203	1,796,287	1,735,594	1,677,547	1,611,654	1,592,813

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2015	2014
Net interest income	$7	11
Loan and guaranty servicing revenue	57,811	64,757	See table below for additional analysis.
Intersegment servicing revenue	12,871	14,221	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	70,682	78,978
Salaries and benefits	33,703	29,398	Increase due to additional personnel to support the increase in volume under the Department servicing contract.
Depreciation and amortization	446	419
Other expenses	14,600	15,651
Decrease was due to a decrease in guaranty collection costs directly related to the decrease in guaranty collection revenue (see table below for additional information), partially offset by an increase in other costs to support the increase in volume under the Department servicing contract.

Intersegment expenses, net	9,700	9,163
Total operating expenses	58,449	54,631
Income before income taxes and corporate overhead allocation	12,240	24,358
Corporate overhead allocation	(2,153)	(1,860)
Income before income taxes	10,087	22,498
Income tax expense	(3,834)	(8,549)
Net income	$6,253	13,949
Before tax operating margin	14.3%	28.5%
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

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended March 31,		Additional information
	2015	2014
Government servicing	$32,407	29,859	Increase due to an increase in the number of borrowers serviced under the Department servicing contract.
FFELP servicing	3,544	3,416	Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.
Private servicing	3,039	2,484	Increase due to an increase in private loan servicing volume.
FFELP guaranty servicing	2,481	3,122	Decrease will continue as FFELP portfolios run off and guaranty volume decreases.
FFELP guaranty collection	10,906	17,653
The Company earns revenue from rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue was $7.4 million and $13.4 million for the three months ended March 31, 2015 and 2014, respectively. This revenue was negatively impacted in 2015 as a result of these federal budget provisions. The Company anticipates this revenue will continue to be negatively impacted as a result of these federal budget provisions.

Software services	4,868	7,631
During the first quarter of 2014, the Company settled a billing dispute related to a prior period and recognized revenue of $2.2 million. Excluding revenue from this customer, software services revenue decreased in 2015 compared to 2014 due to a decrease in the number of borrowers from remote hosted customers.

Other	566	592
Loan and guaranty servicing revenue	$57,811	64,757

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Higher amounts of revenue are typically recognized during the first quarter due to fees related to grant and aid applications as well as online applications and enrollment services of RenWeb.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.

On June 3, 2014, the Company purchased RenWeb. The results of operations of RenWeb are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue for the three months ended March 31, 2015 was $5.9 million.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2015	2014
Net interest income	$2	—
Tuition payment processing, school information, and campus commerce revenue	34,680	25,235
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

Salaries and benefits	13,321	10,027	Increase due primarily to the acquisition of RenWeb referred to above.
Depreciation and amortization	2,195	1,428
Increase due to the additional amortization of intangibles from the acquisition of RenWeb referred to above. Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $2.2 million and $1.0 million, respectively.

Other expenses	3,802	2,647	Increase due primarily to the acquisition of RenWeb referred to above.
Intersegment expenses, net	2,614	1,420
Total operating expenses	21,932	15,522
Income before income taxes and corporate overhead allocation	12,750	9,713
Corporate overhead allocation	(862)	(620)
Income before income taxes	11,888	9,093
Income tax expense	(4,518)	(3,455)
Net income	$7,370	5,638
Before tax operating margin	34.3%	36.0%	Excluding the amortization of intangibles, before tax operating margin was 40.5% and 40.1% for the three months ended March 31, 2015 and 2014, respectively.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of March 31, 2015, the Company had a $27.9 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of March 31, 2015 and December 31, 2014, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended March 31,
	2015	2014
Beginning balance	$28,223,908	26,121,306
Loan acquisitions	836,112	387,258
Repayments, claims, capitalized interest, participations, and other	(628,360)	(548,705)
Consolidation loans lost to external parties	(320,576)	(145,664)
Loans sold	(3,996)	—
Ending balance	$28,107,088	25,814,195

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014, and a summary of the Company's student loan delinquency amounts as of March 31, 2015, December 31, 2014, and March 31, 2014, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

The Company's provision for loan losses and charge-offs of federally insured loans has decreased during the first three months of 2015 as compared to the same period in 2014. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall federally insured student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Variable student loan yield, gross	2.53%	2.56%	2.50%
Consolidation rebate fees	(0.84)	(0.84)	(0.80)
Discount accretion, net of premium and deferred origination costs amortization	0.04	0.05	0.05
Variable student loan yield, net	1.73	1.77	1.75
Student loan cost of funds - interest expense	(0.98)	(0.97)	(0.92)
Student loan cost of funds - derivative settlements	—	0.01	0.02
Variable student loan spread	0.75	0.81	0.85
Fixed rate floor income, net of settlements on derivatives	0.66	0.68	0.59
Core student loan spread	1.41%	1.49%	1.44%

Average balance of student loans	$28,289,420	28,738,887	25,915,053
Average balance of debt outstanding	28,460,627	28,877,939	25,826,656

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

Variable student loan spread decreased during the three months ended March 31, 2015 as compared to the same period in 2014 as a result of recent acquisitions of consolidation loans, which have lower margins but longer terms.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
Fixed rate floor income, gross	$51,259	54,248	44,794
Derivative settlements (a)	(5,015)	(5,035)	(6,950)
Fixed rate floor income, net	$46,244	49,213	37,844
Fixed rate floor income contribution to spread, net	0.66%	0.68%	0.59%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2015 and 2014 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Fixed rate floor income increased during the three months ended March 31, 2015, compared to the same period in 2014, due to purchases of loans earning fixed rate floor income. In addition, as derivative instruments used to hedge student loans earning fixed rate floor income continue to expire, the Company is paying less in derivative settlements.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2015	2014
Net interest income after provision for loan losses	$99,883	95,027	See table below for additional analysis.
Other income	4,576	4,164	The primary component of other income is borrower late fees, which were $4.1 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively.
Gain on sale of loans and debt repurchases	351	39
Derivative market value and foreign currency adjustments, net	3,590	3,477
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(4,963)	(5,977)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income	3,554	1,703
Salaries and benefits	541	609
Loan servicing fees	7,685	5,421	Third party servicing fees have increased due to recent purchases of a significant amount of loans serviced at third parties.
Other expenses	1,068	1,725
Intersegment expenses, net	13,040	14,371	Amount includes fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Decrease due to run off of the portfolio serviced by LGS.
Total operating expenses	22,334	22,126
Income before income taxes and corporate overhead allocation	81,103	74,604
Corporate overhead allocation	(1,078)	(1,329)
Income before income taxes	80,025	73,275
Income tax expense	(30,409)	(27,844)
Net income	$49,616	45,431

Additional information:
Net income	$49,616	45,431
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

Derivative market value and foreign currency adjustments, net	(3,590)	(3,477)
Tax effect	1,364	1,321
Net income, excluding derivative market value and foreign currency adjustments	$47,390	43,275

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,		Additional information
	2015	2014
Variable interest income, net of settlements on derivatives	$176,477	160,949	Increase due to an increase in the average student loan portfolio and an increase in the gross yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(58,871)	(51,323)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	3,131	3,449
Interest on bonds and notes payable	(70,104)	(58,679)	Increase due to an increase in the average debt outstanding and increase in cost of funds.
Variable student loan interest margin, net of settlements on derivatives	50,633	54,396
Fixed rate floor income, net of settlements on derivatives	46,244	37,844
The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has increased year over year due to recent purchases of loans earning fixed rate floor income.

Investment interest	479	107
Intercompany interest	(436)	(797)
Provision for loan losses - federally insured	(2,000)	(3,000)
Recovery of loan losses - private education loans	—	500
Net interest income after provision for loan losses (net of settlements on derivatives)	$94,920	89,050

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

Sources of Liquidity Currently Available

The Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2015 and the year ended December 31, 2014, the Company's net cash provided by operating activities was $129.3 million and $357.4 million, respectively.

As of March 31, 2015, the Company had cash and cash equivalents of $100.0 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $146.8 million as of March 31, 2015.

In addition, the Company has a $350.0 million unsecured line of credit that matures on June 30, 2019. As of March 31, 2015, nothing was outstanding on the unsecured line of credit and $350.0 million was available for future use.

As part of the Company’s asset-backed securitizations, the Company has purchased certain of the Class B subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2015, the Company holds $61.1 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. Dependent upon the timing and size of the opportunities, the Company may continue to accumulate additional cash and investments.

Cash Flows

During the three months ended March 31, 2015, the Company generated $129.3 million from operating activities, compared to $88.6 million for the same period in 2014. The increase in cash provided by operating activities reflects changes in the adjustments to net income for non-cash depreciation and amortization, non-cash fair value adjustments for derivatives, proceeds from terminating certain derivative instrument contracts, and an increase in other liabilities during the three months ended March 31, 2015. These factors were partially offset by the non-cash foreign currency transaction adjustment related to the Company's Euro denominated bonds payable. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period.  Net purchased accrued interest was $24.1 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the three months ended March 31, 2015 and 2014 was $31.8 million and $340.5 million, respectively, and cash used in financing activities was $191.6 million and $385.3 million for the three months ended March 31, 2015 and 2014, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of March 31, 2015
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$27,047,703	8/26/19 - 8/26/52
FFELP warehouse facilities	1,010,258	1/17/16 - 12/17/17
Other borrowings	82,305	11/11/15 - 12/31/18
	$28,140,266

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

As of March 31, 2015, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.27 billion as detailed below.  The $2.27 billion includes approximately $588.5 million (as of March 31, 2015) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2015.  As of March 31, 2015, the Company had $26.9 billion of loans included in asset-backed securitizations, which represented 96.3 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of March 31, 2015 or loans acquired subsequent to March 31, 2015.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.27 billion
(dollars below in millions)

$300
$250
$200
$150
$100
$50
$-
$275
$240
$175
$140
$150
$190
$245
$170
$180
$70
$50
$100
$30
$255
Q2-Q4 2015
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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2015, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $4.7 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2015, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.0 billion, of which $1.0 billion was outstanding, and $1.0 billion was available for future use. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of March 31, 2015, the Company had $55.2 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2015, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

In addition, the Company has entered into an agreement in which it is committed to purchase private education loans. On February 5, 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase up to $150.0 million of private education loans. As of March 31, 2015, the Company had purchased $15.2 million in private education loans from CommonBond pursuant to this agreement. The Company intends to use operating cash and its unsecured line of credit to initially fund these private education loans.   The Company is currently forming a private education loan warehouse facility to be used to pool loans before financing them under more permanent securitization financing arrangements. If the Company is not successful in establishing specific financing facilities for private education loans, the Company's liquidity could be adversely affected and the Company's opportunities to purchase additional such loans could be limited.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2015, $523.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first quarter of 2015, the Company completed two asset-backed securitizations totaling $1.3 billion. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market.  Asset-backed securitization transactions would be used to refinance student loans included in the FFELP warehouse facilities, including additional purchased FFELP loans, and/or existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2015, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of March 31, 2015, the fair value of the Company's derivatives which were subject to collateral exposure with counterparties and/or a clearinghouse and had a negative fair value (a liability in the Company's balance sheet), was $15.3 million. As of March 31, 2015, the Company had $12.0 million of collateral deposited with counterparties or a clearinghouse related to its derivative portfolio.

Other Debt Facilities

As previously discussed, the Company has a $350.0 million unsecured line of credit with a maturity date of June 30, 2019. As of March 31, 2015, nothing was outstanding on the unsecured line of credit and $350.0 million was available for future use.

The Company has issued Hybrid Securities that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2015, $59.8 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income. For the three months ended March 31, 2015, the Company recognized a gain of approximately $2.5 million from the repurchase of $11.9 million (par value) of its own Hybrid Securities.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the first three months of 2015 are shown below. For additional information on stock repurchases during the first quarter of 2015, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2015	175,798	$7,939	45.16

As of March 31, 2015, 3,370,612 shares remain authorized for repurchase under this stock repurchase program. In March 2015, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. The five million shares authorized under the new program include the remaining un-repurchased shares from the current program, which the new program will replace.

Dividends

On March 13, 2015, the Company paid a first quarter 2015 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors has declared a second quarter 2015 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The second quarter cash dividend will be paid on June 15, 2015, to shareholders of record at the close of business on June 1, 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance once it becomes effective on January 1, 2017, subject to a proposal by the FASB in April 2015 to defer the effective date by one year. Early application is not permitted, and the standard allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact this standard will have on its ongoing financial reporting, and has not yet selected a method of transition.

In February 2015, the FASB issued accounting guidance regarding consolidation analysis, which amends current guidance and changes the way reporting entities evaluate whether (i) the entity should consolidate limited partnerships and similar entities, (ii) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (iii) variable interests in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. This guidance is effective for the Company beginning January 1, 2016; however, early adoption is permitted. The Company is evaluating the impact this standard will have on its ongoing financial reporting.

In April 2015, the FASB issued accounting guidance regarding the presentation of debt issuance costs, which are currently recognized as a separate asset on the Company's balance sheet. The new guidance requires that entities present debt issuance costs related to a debt liability as a direct deduction from that liability on the balance sheet. This guidance will be effective for the Company beginning January 1, 2016. Early adoption of the new standard is permitted for financial statements that have not yet been issued, and adoption should be applied retrospectively. As of March 31, 2015, the Company had $71.5 million of debt issuance costs that is included in "other assets" on the consolidated balance sheet. This pronouncement will not have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of March 31, 2015		As of December 31, 2014
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$12,398,756	44.1%	$12,700,494	45.0%
Variable-rate loan assets	15,708,332	55.9	15,523,414	55.0
Total	$28,107,088	100.0%	$28,223,908	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	28,200,103	100.0	28,420,422	100.0
Total	$28,200,103	100.0%	$28,420,422	100.0%

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

No variable-rate floor income was earned by the Company during 2014 and 2015. A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2015	2014
Fixed rate floor income, gross	$51,259	44,794
Derivative settlements (a)	(5,015)	(6,950)
Fixed rate floor income, net	$46,244	37,844

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2015 and 2014 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

Fixed rate floor income has increased during the three months ended March 31, 2015 compared to the same period in 2014 due to recent purchases of loans earning fixed rate floor income. In addition, as derivative instruments used to hedge student loans earning fixed rate floor income continue to expire, the Company is paying less in derivative settlements.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that were earning fixed rate floor income as of March 31, 2015.

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.88%	0.24%	$1,805,151
3.0 - 3.49%	3.19%	0.55%	2,266,800
3.5 - 3.99%	3.65%	1.01%	2,219,177
4.0 - 4.49%	4.20%	1.56%	1,696,214
4.5 - 4.99%	4.72%	2.08%	1,050,092
5.0 - 5.49%	5.22%	2.58%	661,683
5.5 - 5.99%	5.67%	3.03%	383,874
6.0 - 6.49%	6.18%	3.54%	447,053
6.5 - 6.99%	6.70%	4.06%	426,004
7.0 - 7.49%	7.17%	4.53%	178,772
7.5 - 7.99%	7.71%	5.07%	305,639
8.0 - 8.99%	8.18%	5.54%	689,526
> 9.0%	9.04%	6.40%	268,771
			$12,398,756

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2015, the weighted average estimated variable conversion rate was 1.84% and the short-term interest rate was 17 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2015 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2015	$1,100,000	0.89%
2016	750,000	0.85
2017	1,350,000	0.85
2018	100,000	1.02
2025	100,000	2.32
2045	25,000	2.46
	$3,425,000	0.92%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2015:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$27,078,886	—
3 month Treasury bill	Daily	896,689	—
3 month LIBOR (a) (b)	Quarterly	—	15,715,523
1 month LIBOR	Monthly	—	10,672,120
Auction-rate (c)	Varies	—	1,197,065
Asset-backed commercial paper (d)	Varies	—	473,253
Other (e)		164,691	82,305
		$28,140,266	28,140,266

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of March 31, 2015:

Maturity	Notional amount
2016	$1,000,000
2022	1,900,000
2023	2,400,000
2026	800,000
	$6,100,000	(1)

(1)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2015 was one-month LIBOR plus 6.0 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a derivative instrument (cross-currency interest rate swap) that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of March 31, 2015, the Company was sponsor for $1.2 billion of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(19,784)	(19.3)%	$(34,067)	(33.3)%	$(4,207)	(4.1)%	$(12,622)	(12.3)%
Impact of derivative settlements	8,000	7.8	24,000	23.4	1,562	1.5	4,687	4.6
Increase (decrease) in net income before taxes	$(11,784)	(11.5)%	$(10,067)	(9.9)%	$(2,645)	(2.6)%	$(7,935)	(7.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.16)		$(0.13)		$(0.04)		$(0.11)

	Three months ended March 31, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,934)	(14.7)%	$(28,643)	(24.9)%	$(4,076)	(3.5)%	$(12,228)	(10.6)%
Impact of derivative settlements	11,959	10.4	35,877	31.2	1,886	1.6	5,659	4.9
Increase (decrease) in net income before taxes	$(4,975)	(4.3)%	$7,234	6.3%	$(2,190)	(1.9)%	$(6,569)	(5.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.07)		$0.10		$(0.03)		$(0.09)

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to the information set forth under "Legal Proceedings and Regulatory Matters - Legal Proceedings" in note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2015 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2015	84,676	$44.30	83,613	3,437,353
February 1 - February 28, 2015	26,008	44.00	25,217	3,412,136
March 1 - March 31, 2015	65,114	46.73	41,524	3,370,612
Total	175,798	$45.16	150,354

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,063 shares, 791 shares, and 23,590 shares in January, February, and March 2015, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On May 9, 2012, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. On May 7, 2015, the Company announced that its Board of Directors had authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. The five million shares authorized under the new program include the remaining un-repurchased shares from the current program, which the new program will replace.

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

ITEM 6.  EXHIBITS

10.1
Amendment No. 4 dated as of February 13, 2015 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated by reference herein.

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

NELNET, INC.

Date:	May 7, 2015	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	May 7, 2015	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer