Form 10-Q
period 2015-06-30
NELNET INC
filed 2015-08-06
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were 33,368,589 and 11,486,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	June 30, 2015	December 31, 2014
Assets:
Student loans receivable (net of allowance for loan losses of $50,024 and $48,900, respectively)	$28,095,775	28,005,195
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	32,222	37,781
Cash and cash equivalents - held at a related party	150,058	92,700
Total cash and cash equivalents	182,280	130,481
Investments and notes receivable	245,748	235,709
Restricted cash and investments	857,853	850,440
Restricted cash - due to customers	117,820	118,488
Accrued interest receivable	364,211	351,588
Accounts receivable (net of allowance for doubtful accounts of $1,957 and $1,656, respectively)	60,893	50,552
Goodwill	126,200	126,200
Intangible assets, net	37,784	42,582
Property and equipment, net	48,047	45,894
Other assets	79,996	76,622
Fair value of derivative instruments	30,216	64,392
Total assets	$30,246,823	30,098,143
Liabilities:
Bonds and notes payable	$28,070,423	28,027,350
Accrued interest payable	28,859	25,904
Other liabilities	157,096	167,881
Due to customers	117,820	118,488
Fair value of derivative instruments	67,133	32,842
Total liabilities	28,441,331	28,372,465
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 33,724,471 shares and 34,756,384 shares, respectively	337	348
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,486,932 shares	115	115
Additional paid-in capital	—	17,290
Retained earnings	1,801,457	1,702,560
Accumulated other comprehensive earnings	3,283	5,135
Total Nelnet, Inc. shareholders' equity	1,805,192	1,725,448
Noncontrolling interest	300	230
Total equity	1,805,492	1,725,678
Total liabilities and equity	$30,246,823	30,098,143

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$28,234,240	28,181,244
Restricted cash and investments	844,854	846,199
Other assets	364,858	351,934
Bonds and notes payable	(28,287,682)	(28,391,530)
Other liabilities	(329,055)	(280,233)
Fair value of derivative instruments, net	(53,593)	(20,455)
Net assets of consolidated variable interest entities	$773,622	687,159
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Interest income:
Loan interest	$175,835	175,466	347,779	332,362
Investment interest	1,887	1,482	4,092	3,461
Total interest income	177,722	176,948	351,871	335,823
Interest expense:
Interest on bonds and notes payable	72,626	69,235	144,180	129,239
Net interest income	105,096	107,713	207,691	206,584
Less provision for loan losses	2,150	1,500	4,150	4,000
Net interest income after provision for loan losses	102,946	106,213	203,541	202,584
Other income:
Loan and guaranty servicing revenue	63,833	66,460	121,644	131,217
Tuition payment processing, school information, and campus commerce revenue	27,686	21,834	62,366	47,069
Enrollment services revenue	17,161	20,145	35,024	42,156
Other income	7,504	15,315	14,422	33,446
Gain on sale of loans and debt repurchases	1,515	18	4,390	57
Derivative market value and foreign currency adjustments and derivative settlements, net	6,502	1,570	3,424	(2,695)
Total other income	124,201	125,342	241,270	251,250
Operating expenses:
Salaries and benefits	58,787	53,888	119,837	106,372
Cost to provide enrollment services	11,162	13,311	22,864	27,786
Loan servicing fees	7,420	7,317	15,036	12,720
Depreciation and amortization	6,501	5,214	12,163	9,997
Other	31,958	33,060	61,156	63,284
Total operating expenses	115,828	112,790	231,056	220,159
Income before income taxes	111,319	118,765	213,755	233,675
Income tax expense	40,356	43,078	77,986	83,689
Net income	70,963	75,687	135,769	149,986
Net income attributable to noncontrolling interest	54	693	95	1,206
Net income attributable to Nelnet, Inc.	$70,909	74,994	135,674	148,780
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.54	1.61	2.94	3.20
Weighted average common shares outstanding - basic and diluted	45,946,415	46,529,377	46,127,207	46,528,651

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
Net income	$70,963	75,687	135,769	149,986
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(436)	5,826	(649)	9,501
Less reclassification adjustment for gains recognized in net income, net of losses	(2,093)	(1,238)	(2,297)	(8,311)
Income tax effect	940	(1,698)	1,094	(440)
Total other comprehensive (loss) income	(1,589)	2,890	(1,852)	750
Comprehensive income	69,374	78,577	133,917	150,736
Comprehensive income attributable to noncontrolling interest	54	693	95	1,206
Comprehensive income attributable to Nelnet, Inc.	$69,320	77,884	133,822	149,530

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of March 31, 2014	—	35,019,924	11,491,932	$—	350	115	27,138	1,482,637	2,679	755	1,513,674
Net income	—	—	—	—	—	—	—	74,994	—	693	75,687
Other comprehensive income	—	—	—	—	—	—	—	—	2,890	—	2,890
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,062)	(1,062)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,643)	—	—	(4,643)
Issuance of common stock, net of forfeitures	—	49,802	—	—	1	—	882	—	—	—	883
Compensation expense for stock based awards	—	—	—	—	—	—	1,135	—	—	—	1,135
Repurchase of common stock	—	(209,940)	—	—	(2)	—	(8,434)	—	—	—	(8,436)
Balance as of June 30, 2014	—	34,859,786	11,491,932	$—	349	115	20,721	1,552,988	5,569	386	1,580,128
Balance as of March 31, 2015	—	34,713,065	11,486,932	$—	347	115	13,177	1,762,711	4,872	271	1,781,493
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	—	—	70,909	—	54	70,963
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,589)	—	(1,589)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(44)	(44)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,559)	—	—	(4,559)
Issuance of common stock, net of forfeitures	—	9,616	—	—	—	—	945	—	—	—	945
Compensation expense for stock based awards	—	—	—	—	—	—	1,353	—	—	—	1,353
Repurchase of common stock	—	(998,210)	—	—	(10)	—	(15,475)	(27,604)	—	—	(43,089)
Balance as of June 30, 2015	—	33,724,471	11,486,932	$—	337	115	—	1,801,457	3,283	300	1,805,492
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	148,780	—	1,206	149,986
Other comprehensive income	—	—	—	—	—	—	—	—	750	—	750
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,349)	(1,349)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,284)	—	—	(9,284)
Issuance of common stock, net of forfeitures	—	205,507	—	—	2	—	3,126	—	—	—	3,128
Compensation expense for stock based awards	—	—	—	—	—	—	2,010	—	—	—	2,010
Repurchase of common stock	—	(230,504)	—	—	(2)	—	(9,302)	—	—	—	(9,304)
Conversion of common stock	—	3,445	(3,445)	—	—	—	—	—	—	—	—
Balance as of June 30, 2014	—	34,859,786	11,491,932	$—	349	115	20,721	1,552,988	5,569	386	1,580,128
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	230	1,725,678
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	—	—	135,674	—	95	135,769
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,852)	—	(1,852)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(44)	(44)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,173)	—	—	(9,173)
Issuance of common stock, net of forfeitures	—	142,095	—	—	1	—	3,411	—	—	—	3,412
Compensation expense for stock based awards	—	—	—	—	—	—	2,711	—	—	—	2,711
Repurchase of common stock	—	(1,174,008)	—	—	(12)	—	(23,412)	(27,604)	—	—	(51,028)
Balance as of June 30, 2015	—	33,724,471	11,486,932	$—	337	115	—	1,801,457	3,283	300	1,805,492

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months
	ended June 30,
	2015	2014
Net income attributable to Nelnet, Inc.	$135,674	148,780
Net income attributable to noncontrolling interest	95	1,206
Net income	135,769	149,986
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	60,191	49,206
Student loan discount accretion	(21,506)	(21,087)
Provision for loan losses	4,150	4,000
Derivative market value adjustment	19,457	(7,950)
Foreign currency transaction adjustment	(33,538)	(1,798)
Proceeds from termination of derivative instruments	51,947	—
Payment to enter into interest rate caps	(585)	—
Gain on sale of loans	(351)	—
Gain from debt repurchases	(4,039)	(57)
Gain from sales of available-for-sale securities, net	(2,297)	(8,311)
Payments for purchases of trading securities, net	(11,697)	—
Deferred income tax expense	3,119	5,653
Other	6,376	4,967
Increase in accrued interest receivable	(743)	(3,567)
Increase in accounts receivable	(10,341)	(695)
(Increase) decrease in other assets	(1,967)	1,383
Increase in accrued interest payable	2,566	1,432
Decrease in other liabilities	(4,526)	(16,690)
Net cash provided by operating activities	191,985	156,472
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(1,637,650)	(2,843,236)
Net proceeds from student loan repayments, claims, capitalized interest, participations, and other	1,953,437	1,712,350
Proceeds from sale of student loans	3,996	6
Purchases of available-for-sale securities	(5,550)	(135,890)
Proceeds from sales of available-for-sale securities	47,951	195,938
Purchases of investments and issuance of notes receivable	(53,770)	(27,011)
Proceeds from investments and notes receivable	8,824	3,821
Purchases of property and equipment, net	(9,519)	(9,022)
Decrease (increase) in restricted cash and investments, net	16,532	(27,247)
Business and asset acquisitions, net of cash acquired	—	(45,583)
Net cash provided by (used in) investing activities	324,251	(1,175,874)
Cash flows from financing activities:
Payments on bonds and notes payable	(2,629,565)	(1,821,723)
Proceeds from issuance of bonds and notes payable	2,233,630	2,901,639
Payments of debt issuance costs	(8,707)	(12,241)
Dividends paid	(9,173)	(9,284)
Repurchases of common stock	(51,028)	(9,304)
Proceeds from issuance of common stock	431	295
Issuance of noncontrolling interest	19	201
Distribution to noncontrolling interest	(44)	(1,349)
Net cash (used in) provided by financing activities	(464,437)	1,048,234
Net increase in cash and cash equivalents	51,799	28,832
Cash and cash equivalents, beginning of period	130,481	63,267
Cash and cash equivalents, end of period	$182,280	92,099

Cash disbursements made for:
Interest	$108,436	97,668
Income taxes, net of refunds	$67,211	83,706
Noncash activity:
Investing activity - student loans and other assets acquired	$517,845	$2,571,997
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$451,845	$2,444,874

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report").

Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet and statements of income have been reclassified to conform to the current period presentation. These reclassifications include:

•	Reclassifying certain investments and notes receivable, which were previously included in "other assets" to "investments and notes receivable."

•	Reclassifying third-party loan servicing fees, which were previously included in "other" operating expenses to "loan servicing fees."

The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	June 30, 2015	December 31, 2014
Federally insured loans
Stafford and other	$6,574,079	6,030,825
Consolidation	21,564,569	22,165,605
Total	28,138,648	28,196,430
Private education loans	175,202	27,478
	28,313,850	28,223,908
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(168,051)	(169,813)
Allowance for loan losses – federally insured loans	(36,762)	(39,170)
Allowance for loan losses – private education loans	(13,262)	(9,730)
	$28,095,775	28,005,195

(a)
As of June 30, 2015 and December 31, 2014, "loan discount, net of unamortized loan premiums and deferred origination costs" included $33.1 million and $28.8 million, respectively, of non-accretable discount associated with purchased loans of $9.5 billion and $8.5 billion, respectively.

Private Education Loans

On February 5, 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the total purchase obligation limited to $150.0 million. As of June 30, 2015, the Company had purchased $64.2 million in private loans from CommonBond pursuant to this agreement.

Acquisition of Student Loan Residual Interest

On May 26, 2015, the Company acquired the ownership interest in a federally insured student loan securitization trust (the "Trust"), giving the Company rights to the residual interest in $504.2 million of securitized federally insured loans. The Trust includes loans funded to term with $448.9 million (par value) of bonds and notes payable.

The Company has consolidated this Trust on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the Trust. Upon acquisition of the Trust, the Company recorded all assets and liabilities of the Trust at fair value, resulting in the recognition of a student loan fair value discount of $20.7 million and a bonds and notes payable fair value premium of $2.2 million. The discount and premium will be accreted and amortized, respectively, using the effective interest method over the lives of the underlying assets and liabilities. All other assets and liabilities acquired and liabilities assumed (restricted cash, accrued interest receivable /payable, and other assets/liabilities) were recorded at cost, which approximates fair value.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$51,161	54,628	48,900	55,122
Provision for loan losses:
Federally insured loans	2,000	2,000	4,000	5,000
Private education loans	150	(500)	150	(1,000)
Total provision for loan losses	2,150	1,500	4,150	4,000
Charge-offs:
Federally insured loans	(3,259)	(4,138)	(6,408)	(7,769)
Private education loans	(446)	(598)	(1,122)	(1,019)
Total charge-offs	(3,705)	(4,736)	(7,530)	(8,788)
Recoveries - private education loans	238	339	492	710
Purchase (sale) of federally insured and private education loans, net	—	150	(230)	250
Transfer from repurchase obligation related to private education loans repurchased	180	586	4,242	1,173
Balance at end of period	$50,024	52,467	50,024	52,467

Allocation of the allowance for loan losses:
Federally insured loans	$36,762	40,921	36,762	40,921
Private education loans	13,262	11,546	13,262	11,546
Total allowance for loan losses	$50,024	52,467	50,024	52,467

Repurchase Obligation

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of June 30, 2015 and December 31, 2014, the balance of loans subject to these repurchase obligations was $57.0 million and $155.3 million, respectively. The Company repurchased $94.1 million of private education loans during the first quarter of 2015. The Company's estimate related to its obligation to repurchase these loans is included in "other liabilities"

in the Company's consolidated balance sheets and was $3.7 million and $11.8 million as of June 30, 2015 and December 31, 2014, respectively.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of June 30, 2015		As of December 31, 2014		As of June 30, 2014
Federally insured loans:
Loans in-school/grace/deferment	$2,634,088		$2,805,228		$3,095,741
Loans in forbearance	3,118,774		3,288,412		3,593,891
Loans in repayment status:
Loans current	19,055,994	85.2%	18,460,279	83.5%	19,164,660	84.0%
Loans delinquent 31-60 days	950,055	4.2	1,043,119	4.8	1,026,046	4.5
Loans delinquent 61-90 days	612,657	2.7	588,777	2.7	674,918	3.0
Loans delinquent 91-120 days	355,636	1.6	404,905	1.8	376,068	1.5
Loans delinquent 121-270 days	1,051,843	4.7	1,204,405	5.4	1,133,527	5.0
Loans delinquent 271 days or greater	359,601	1.6	401,305	1.8	447,264	2.0
Total loans in repayment	22,385,786	100.0%	22,102,790	100.0%	22,822,483	100.0%
Total federally insured loans	$28,138,648		$28,196,430		$29,512,115

Private education loans:
Loans in-school/grace/deferment	$5,268		$905		$2,123
Loans in forbearance	142		—		—
Loans in repayment status:
Loans current	161,355	95.0%	18,390	69.2%	57,048	87.1%
Loans delinquent 31-60 days	1,407	0.8	1,078	4.1	1,008	1.5
Loans delinquent 61-90 days	1,647	1.0	1,035	3.9	1,867	2.8
Loans delinquent 91 days or greater	5,383	3.2	6,070	22.8	5,624	8.6
Total loans in repayment	169,792	100.0%	26,573	100.0%	65,547	100.0%
Total non-federally insured loans	$175,202		$27,478		$67,670

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,754,105	0.10% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,171,515	1.06% - 2.09%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	26,925,620
FFELP warehouse facilities	1,190,705	0.19% - 0.30%	6/11/17 - 4/29/18
Private education loan warehouse facility	89,265	0.31%	12/26/16
Unsecured line of credit	100,000	1.69%	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	57,582	3.66%	9/15/61
Other borrowings	79,336	1.69% - 5.10%	11/11/15 - 10/31/16
	28,442,508
Discount on bonds and notes payable	(372,085)
Total	$28,070,423

	As of December 31, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,713,431	0.19% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction	1,311,669	0.47% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	27,025,100
FFELP warehouse facilities	1,241,665	0.16% - 0.26%	1/17/16 - 6/11/17
Unsecured line of credit	—	—	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	71,688	3.63%	9/15/61
Other borrowings	81,969	1.67% - 5.10%	11/11/15 - 12/31/18
	28,420,422
Discount on bonds and notes payable	(393,072)
Total	$28,027,350

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of June 30, 2015, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III (a)	NFSLW-I (b)	NHELP-II	Total
Maximum financing amount	$750,000	750,000	500,000	2,000,000
Amount outstanding	282,005	571,084	337,616	1,190,705
Amount available	$467,995	178,916	162,384	809,295
Expiration of liquidity provisions	April 29, 2016	July 30, 2015	December 17, 2015
Final maturity date	April 29, 2018	June 11, 2017	December 17, 2017
Maximum advance rates	92.2 - 95.0%	92.0 - 98.0%	91.0 - 97.0%
Minimum advance rates	92.2 - 95.0%	84.0 - 90.0%	91.0 - 97.0%
Advanced as equity support	$7,751	27,211	18,808	53,770

(a)
On April 30, 2015, the Company amended the agreement for this warehouse facility to change the expiration date for the liquidity provisions to April 29, 2016, and to change the final maturity date to April 29, 2018.

(b)
On May 14, 2015, the Company amended the agreement for this warehouse facility to extend the expiration of the liquidity provisions to July 30, 2015. On July 10, 2015, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $875.0 million, extend the expiration of the liquidity provisions to July 8, 2016, and extend the maturity date to July 9, 2018. The maximum financing amount is scheduled to decrease by $125.0 million on March 31, 2016.

Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the six months ended June 30, 2015.

	2015-1	2015-2			2015-3				Total
		Class A-1 notes	Class A-2 notes	2015-2 total	Class A-1 notes	Class A-2 notes	Class A-3 notes	2015-3 total
Date securities issued	2/27/15	3/26/15	3/26/15	3/26/15	5/21/15	5/21/15	5/21/15	5/21/15
Total original principal amount	$566,346	122,500	584,500	722,000	82,500	270,000	41,400	401,400	$1,689,746

Class A senior notes:
Total original principal amount	$553,232	122,500	584,500	707,000	82,500	270,000	41,400	393,900	1,654,132
Bond discount	—	—	—	—	—	(380)	(1,095)	(1,475)	(1,475)
Issue price	$553,232	122,500	584,500	707,000	82,500	269,620	40,305	392,425	1,652,657
Cost of funds (1-month LIBOR plus:)	0.59%	0.27%	0.60%		0.30%	0.60%	0.90%
Final maturity date	4/25/41	3/25/20	9/25/42		1/27/25	2/26/46	6/25/49

Class B subordinated notes:
Total original principal amount	$13,114			15,000				7,500	35,614
Bond discount	(1,157)			(1,793)				(968)	(3,918)
Issue price	$11,957			13,207				6,532	31,696
Cost of funds (1-month LIBOR plus:)	1.50%			1.50%				1.50%
Final maturity date	6/25/46			5/25/49				6/27/50

Private Education Loan Warehouse Facility
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of June 30, 2015, there was $89.3 million outstanding on the facility and $185.7 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, range from 64 percent to 99 percent. As of June 30, 2015, $12.8 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which have a defined expiration date of June 24, 2016. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of December 26, 2016.
Unsecured Line of Credit

The Company has a $350.0 million line of credit that has a maturity date of June 30, 2019. As of June 30, 2015, the unsecured line of credit had an outstanding balance of $100.0 million and $250.0 million was available for future use.

Debt Repurchases

The following table summarizes the Company's repurchases of its own debt. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income.

	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Three months ended
	June 30, 2015			June 30, 2014
Unsecured debt - Hybrid Securities	$2,255	1,781	474	—	—	—
Asset-backed securities	22,146	21,105	1,041	200	182	18
	$24,401	22,886	1,515	200	182	18

	Six months ended
	June 30, 2015			June 30, 2014
Unsecured debt - Hybrid Securities	$14,106	11,108	2,998	—	—	—
Asset-backed securities	22,146	21,105	1,041	1,550	1,493	57
	$36,252	32,213	4,039	1,550	1,493	57

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2014 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2015 and December 31, 2014 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of June 30, 2015 and December 31, 2014 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of June 30,	As of December 31,
	2015	2014
Maturity	Notional amount	Notional amount
2016	$4,000,000	$—
2021	—	250,000
2022	800,000	1,900,000
2023	1,250,000	3,650,000
2024	—	250,000
2026	300,000	800,000
2028	—	100,000
2036	—	700,000
2039	—	150,000
	$6,350,000	$7,800,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2015 and December 31, 2014 was one-month LIBOR plus 8.5 basis points and 3.5 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2015		As of December 31, 2014
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2015	$500,000	0.71%	$1,100,000	0.89%
2016	750,000	0.85	750,000	0.85
2017	1,850,000	0.83	1,250,000	0.86
2018	100,000	1.02	—	—
2025	100,000	2.32	—	—
	$3,300,000	0.87%	$3,100,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of June 30, 2015 and December 31, 2014 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest Rate Caps

In June 2015, in conjunction with the entry into the $275.0 million private education loan warehouse facility, the Company paid $2.9 million for two interest rate cap contracts with a total notional amount of $275.0 million. The first interest rate cap has a notional amount of $125.0 million and a one-month LIBOR strike rate of 2.50%, and the second interest rate cap has a notional amount of $150.0 million and a one-month LIBOR strike rate of 4.99%. In the event that the one-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. Both interest rate cap contracts have a maturity date of July 15, 2020.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Re-measurement of Euro Notes	$(14,671)	2,751	33,538	1,798
Change in fair value of cross-currency interest rate swap	13,933	(2,999)	(35,873)	(3,037)
Total impact to consolidated statements of income - income (expense) (a)	$(738)	(248)	(2,335)	(1,239)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
1:3 basis swaps	$14,071	53,549	71	—
Interest rate swaps - floor income hedges	7,262	5,165	4,470	5,034
Interest rate swap option - floor income hedge	6,148	5,678	—	—
Interest rate swaps - hybrid debt hedges	—	—	6,264	7,353
Interest rate caps	2,735	—	—	—
Cross-currency interest rate swap	—	—	56,328	20,455
Total	$30,216	64,392	67,133	32,842

During the six months ended June 30, 2015, the Company terminated a total notional amount of $5.5 billion of 1:3 Basis Swaps for gross proceeds of $51.9 million. There were no derivative terminations during the first six months of 2014.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of June 30, 2015	$30,216	(6,801)	2,046	25,461
Balance as of December 31, 2014	64,392	(12,387)	—	52,005

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of June 30, 2015	$(67,133)	6,801	(9,091)	(69,423)
Balance as of December 31, 2014	(32,842)	12,387	(1,454)	(21,909)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Settlements:
1:3 basis swaps	$123	858	389	1,739
Interest rate swaps - floor income hedges	(5,019)	(6,974)	(10,034)	(13,924)
Interest rate swaps - hybrid debt hedges	(253)	(256)	(505)	(508)
Cross-currency interest rate swap	(293)	158	(507)	250
Total settlements - (expense) income	(5,442)	(6,214)	(10,657)	(12,443)
Change in fair value:
1:3 basis swaps	1,428	11,910	12,398	13,020
Interest rate swaps - floor income hedges	7,534	(2,813)	2,662	545
Interest rate swap option - floor income hedge	1,381	—	470	—
Interest rate swaps - hybrid debt hedges	2,540	(1,065)	1,087	(2,578)
Interest rate caps	(201)	—	(201)	—
Cross-currency interest rate swap	13,933	(2,999)	(35,873)	(3,037)
Total change in fair value - income (expense)	26,615	5,033	(19,457)	7,950
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(14,671)	2,751	33,538	1,798
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$6,502	1,570	3,424	(2,695)

5.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of June 30, 2015				As of December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$92,192	4,137	(608)	95,721	131,589	6,204	(236)	137,557
Equity securities	846	1,734	(58)	2,522	1,553	2,216	(33)	3,736
Total available-for-sale investments	$93,038	5,871	(666)	98,243	133,142	8,420	(269)	141,293
Trading investments:
Student loan asset-backed securities				6,443				7,830
Equity securities				13,084				—
Total trading investments				19,527				7,830
Total available-for-sale and trading investments				117,770				149,123
Other Investments and Notes Receivable (not measured at fair value):
Investments accounted for under the cost and equity methods				82,281				36,991
Notes receivable				31,321				30,643
Other				14,376				18,952
Total investments and notes receivable				$245,748				235,709

(a)
As of June 30, 2015, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of June 30, 2015, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

6. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life as of June 30, 2015 (months)	As of June 30, 2015	As of December 31, 2014

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $20,278 and $17,361, respectively)	213	$24,413	27,330
Trade names (net of accumulated amortization of $534 and $272, respectively)	227	5,888	6,150
Computer software (net of accumulated amortization of $3,048 and $1,896, respectively)	37	5,817	6,969
Content (net of accumulated amortization of $450 and $0, respectively)	18	1,350	1,800
Covenants not to compete (net of accumulated amortization of $38 and $21, respectively)	107	316	333
Total - amortizable intangible assets	180	$37,784	42,582

The Company recorded amortization expense on its intangible assets of $2.4 million and $1.4 million during the three months ended June 30, 2015 and 2014, respectively, and $4.8 million and $2.4 million during the six months ended June 30, 2015 and 2014, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2015, the Company estimates it will record amortization expense as follows:

2015 (July 1 - December 31)	$4,797
2016	6,249
2017	3,752
2018	3,533
2019	2,861
2020 and thereafter	16,592
$37,784

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2015. The carrying amount of goodwill by reportable operating segment as of June 30, 2015 and December 31, 2014 is shown in the table below.

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2014 and June 30, 2015	$8,596	67,168	41,883	8,553	126,200

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

	Three months ended June 30,
	2015			2014
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$70,146	763	70,909	74,263	731	74,994

Denominator:
Weighted-average common shares outstanding - basic and diluted	45,451,888	494,527	45,946,415	46,075,869	453,508	46,529,377
Earnings per share - basic and diluted	$1.54	1.54	1.54	1.61	1.61	1.61

	Six months ended June 30,
	2015			2014
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$134,227	1,447	135,674	147,388	1,392	148,780

Denominator:
Weighted-average common shares outstanding - basic and diluted	45,635,155	492,052	46,127,207	46,093,314	435,337	46,528,651
Earnings per share - basic and diluted	$2.94	2.94	2.94	3.20	3.20	3.20

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

	Three months ended June 30, 2015
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$13	1	176,279	1,814	(385)	177,722
Interest expense	—	—	71,441	1,570	(385)	72,626
Net interest income	13	1	104,838	244	—	105,096
Less provision for loan losses	—	—	2,150	—	—	2,150
Net interest income after provision for loan losses	13	1	102,688	244	—	102,946
Other income:
Loan and guaranty servicing revenue	63,833	—	—	—	—	63,833
Intersegment servicing revenue	12,223	—	—	—	(12,223)	—
Tuition payment processing, school information, and campus commerce revenue	—	27,686	—	—	—	27,686
Enrollment services revenue	—	—	—	17,161	—	17,161
Other income	—	—	3,950	3,554	—	7,504
Gain on sale of loans and debt repurchases	—	—	1,041	474	—	1,515
Derivative market value and foreign currency adjustments, net	—	—	9,404	2,540	—	11,944
Derivative settlements, net	—	—	(5,189)	(253)	—	(5,442)
Total other income	76,056	27,686	9,206	23,476	(12,223)	124,201
Operating expenses:
Salaries and benefits	31,585	13,583	524	13,095	—	58,787
Cost to provide enrollment services	—	—	—	11,162	—	11,162
Loan servicing fees	—	—	7,420	—	—	7,420
Depreciation and amortization	527	2,195	—	3,779	—	6,501
Other	15,376	4,112	1,270	11,200	—	31,958
Intersegment expenses, net	11,566	2,785	12,398	(14,526)	(12,223)	—
Total operating expenses	59,054	22,675	21,612	24,710	(12,223)	115,828
Income (loss) before income taxes and corporate overhead allocation	17,015	5,012	90,282	(990)	—	111,319
Corporate overhead allocation	(2,294)	(918)	(1,147)	4,359	—	—
Income before income taxes	14,721	4,094	89,135	3,369	—	111,319
Income tax (expense) benefit	(5,594)	(1,556)	(33,871)	665	—	(40,356)
Net income	9,127	2,538	55,264	4,034	—	70,963
Net income attributable to noncontrolling interest	—	—	—	54	—	54
Net income attributable to Nelnet, Inc.	$9,127	2,538	55,264	3,980	—	70,909

	Three months ended June 30, 2014
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$9	3	175,562	2,036	(662)	176,948
Interest expense	—	—	67,936	1,961	(662)	69,235
Net interest income	9	3	107,626	75	—	107,713
Less provision for loan losses	—	—	1,500	—	—	1,500
Net interest income after provision for loan losses	9	3	106,126	75	—	106,213
Other income:
Loan and guaranty servicing revenue	66,460	—	—	—	—	66,460
Intersegment servicing revenue	13,800	—	—	—	(13,800)	—
Tuition payment processing, school information, and campus commerce revenue	—	21,834	—	—	—	21,834
Enrollment services revenue	—	—	—	20,145	—	20,145
Other income	—	—	4,496	10,819	—	15,315
Gain on sale of loans and debt repurchases	—	—	18	—	—	18
Derivative market value and foreign currency adjustments, net	—	—	8,848	(1,064)	—	7,784
Derivative settlements, net	—	—	(5,958)	(256)	—	(6,214)
Total other income	80,260	21,834	7,404	29,644	(13,800)	125,342
Operating expenses:
Salaries and benefits	30,082	11,112	570	12,124	—	53,888
Cost to provide enrollment services	—	—	—	13,311	—	13,311
Loan servicing fees	—	—	7,317	—	—	7,317
Depreciation and amortization	438	1,845	—	2,931	—	5,214
Other	16,975	2,956	1,528	11,601	—	33,060
Intersegment expenses, net	9,356	1,404	13,968	(10,928)	(13,800)	—
Total operating expenses	56,851	17,317	23,383	29,039	(13,800)	112,790
Income before income taxes and corporate overhead allocation	23,418	4,520	90,147	680	—	118,765
Corporate overhead allocation	(2,060)	(687)	(1,249)	3,996	—	—
Income before income taxes	21,358	3,833	88,898	4,676	—	118,765
Income tax (expense) benefit	(8,116)	(1,456)	(33,781)	275	—	(43,078)
Net income	13,242	2,377	55,117	4,951	—	75,687
Net income attributable to noncontrolling interest	—	—	—	693	—	693
Net income attributable to Nelnet, Inc.	$13,242	2,377	55,117	4,258	—	74,994

	Six months ended June 30, 2015
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$20	3	348,702	3,967	(821)	351,871
Interest expense	—	—	141,981	3,020	(821)	144,180
Net interest income	20	3	206,721	947	—	207,691
Less provision for loan losses	—	—	4,150	—	—	4,150
Net interest income after provision for loan losses	20	3	202,571	947	—	203,541
Other income:
Loan and guaranty servicing revenue	121,644	—	—	—	—	121,644
Intersegment servicing revenue	25,094	—	—	—	(25,094)	—
Tuition payment processing, school information, and campus commerce revenue	—	62,366	—	—	—	62,366
Enrollment services revenue	—	—	—	35,024	—	35,024
Other income	—	—	8,526	5,896	—	14,422
Gain on sale of loans and debt repurchases	—	—	1,392	2,998	—	4,390
Derivative market value and foreign currency adjustments, net	—	—	12,994	1,087	—	14,081
Derivative settlements, net	—	—	(10,152)	(505)	—	(10,657)
Total other income	146,738	62,366	12,760	44,500	(25,094)	241,270
Operating expenses:
Salaries and benefits	65,288	26,904	1,065	26,580	—	119,837
Cost to provide enrollment services	—	—	—	22,864	—	22,864
Loan servicing fees	—	—	15,036	—	—	15,036
Depreciation and amortization	973	4,390	—	6,800	—	12,163
Other	29,976	7,914	2,407	20,859	—	61,156
Intersegment expenses, net	21,266	5,399	25,438	(27,009)	(25,094)	—
Total operating expenses	117,503	44,607	43,946	50,094	(25,094)	231,056
Income (loss) before income taxes and corporate overhead allocation	29,255	17,762	171,385	(4,647)	—	213,755
Corporate overhead allocation	(4,447)	(1,780)	(2,225)	8,452	—	—
Income before income taxes	24,808	15,982	169,160	3,805	—	213,755
Income tax (expense) benefit	(9,428)	(6,074)	(64,280)	1,796	—	(77,986)
Net income	15,380	9,908	104,880	5,601	—	135,769
Net income attributable to noncontrolling interest	—	—	—	95	—	95
Net income attributable to Nelnet, Inc.	$15,380	9,908	104,880	5,506	—	135,674

	Six months ended June 30, 2014
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$20	3	332,565	4,694	(1,459)	335,823
Interest expense	—	—	127,412	3,286	(1,459)	129,239
Net interest income	20	3	205,153	1,408	—	206,584
Less provision for loan losses	—	—	4,000	—	—	4,000
Net interest income after provision for loan losses	20	3	201,153	1,408	—	202,584
Other income:
Loan and guaranty servicing revenue	131,217	—	—	—	—	131,217
Intersegment servicing revenue	28,021	—	—	—	(28,021)	—
Tuition payment processing, school information, and campus commerce revenue	—	47,069	—	—	—	47,069
Enrollment services revenue	—	—	—	42,156	—	42,156
Other income	—	—	8,660	24,786	—	33,446
Gain on sale of loans and debt repurchases	—	—	57	—	—	57
Derivative market value and foreign currency adjustments, net	—	—	12,325	(2,577)	—	9,748
Derivative settlements, net	—	—	(11,935)	(508)	—	(12,443)
Total other income	159,238	47,069	9,107	63,857	(28,021)	251,250
Operating expenses:
Salaries and benefits	59,481	21,139	1,179	24,573	—	106,372
Cost to provide enrollment services	—	—	—	27,786	—	27,786
Loan servicing fees	—	—	12,720	—	—	12,720
Depreciation and amortization	857	3,273	—	5,867	—	9,997
Other	32,625	5,603	3,271	21,785	—	63,284
Intersegment expenses, net	18,519	2,824	28,339	(21,661)	(28,021)	—
Total operating expenses	111,482	32,839	45,509	58,350	(28,021)	220,159
Income before income taxes and corporate overhead allocation	47,776	14,233	164,751	6,915	—	233,675
Corporate overhead allocation	(3,920)	(1,307)	(2,578)	7,805	—	—
Income before income taxes	43,856	12,926	162,173	14,720	—	233,675
Income tax (expense) benefit	(16,665)	(4,911)	(61,625)	(488)	—	(83,689)
Net income	27,191	8,015	100,548	14,232	—	149,986
Net income attributable to noncontrolling interest	—	—	—	1,206	—	1,206
Net income attributable to Nelnet, Inc.	$27,191	8,015	100,548	13,026	—	148,780

9.    Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $33.6 million and $31.0 million for the three months ended June 30, 2015 and 2014, respectively, and $66.0 million and $60.9 million for the six months ended June 30, 2015 and 2014, respectively.

10. Related Parties
The Company has entered into certain contractual arrangements with related parties as described in note 20 of the notes to consolidated financial statements included in the 2014 Annual Report.  The following provides an update for related party transactions that occurred during the first six months of 2015.
On March 17, 2015, the Company made a $40.5 million equity investment in Agile Sports Technologies, Inc. (doing business as "Hudl"). David Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl. Prior to the 2015 investment, the Company and Michael Dunlap, the Company's Executive Chairman and a principal shareholder, made separate equity investments in Hudl. Subsequent to the Company's March 2015 investment, the Company and Mr. Dunlap hold combined direct and indirect equity ownership interests in Hudl of 18.7% and 2.8%, respectively. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl under the cost method. The Company's investment in Hudl is included in "investments and notes receivable" in the Company's consolidated balance sheet.

On January 1, 2014, the Company subparticipated the Company's participation interest in a loan receivable from an unrelated third party to Union Bank and Trust Company ("Union Bank"). On May 22, 2015, the Company paid Union Bank $3.1 million to pay off the outstanding loan balance and terminated the subparticipation agreement.

11.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2015.

	As of June 30, 2015			As of December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan asset-backed securities	$—	101,821	101,821	—	145,000	145,000
Equity securities	15,606	—	15,606	3,736	—	3,736
Debt securities	343	—	343	387	—	387
Total investments (available-for-sale and trading)	15,949	101,821	117,770	4,123	145,000	149,123
Fair value of derivative instruments	—	30,216	30,216	—	64,392	64,392
Total assets	$15,949	132,037	147,986	4,123	209,392	213,515
Liabilities:
Fair value of derivative instruments	$—	67,133	67,133	—	32,842	32,842
Total liabilities	$—	67,133	67,133	—	32,842	32,842

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,824,415	28,095,775	—	—	28,824,415
Cash and cash equivalents	182,280	182,280	182,280	—	—
Investments (available-for-sale and trading)	117,770	117,770	15,949	101,821	—
Notes receivable	28,644	31,321	—	28,644	—
Restricted cash	848,479	848,479	848,479	—	—
Restricted cash – due to customers	117,820	117,820	117,820	—	—
Restricted investments	9,374	9,374	9,374	—	—
Accrued interest receivable	364,211	364,211	—	364,211	—
Derivative instruments	30,216	30,216	—	30,216	—
Financial liabilities:
Bonds and notes payable	27,661,342	28,070,423	—	27,661,342	—
Accrued interest payable	28,859	28,859	—	28,859	—
Due to customers	117,820	117,820	117,820	—	—
Derivative instruments	67,133	67,133	—	67,133	—

	As of December 31, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,954,226	28,005,195	—	—	28,954,226
Cash and cash equivalents	130,481	130,481	130,481	—	—
Investments (available-for-sale and trading)	149,123	149,123	4,123	145,000	—
Notes receivable	28,832	30,643	—	28,832	—
Restricted cash	800,164	800,164	800,164	—	—
Restricted cash – due to customers	118,488	118,488	118,488	—	—
Restricted investments	50,276	50,276	50,276	—	—
Accrued interest receivable	351,588	351,588	—	351,588	—
Derivative instruments	64,392	64,392	—	64,392	—
Financial liabilities:
Bonds and notes payable	27,809,997	28,027,350	—	27,809,997	—
Accrued interest payable	25,904	25,904	—	25,904	—
Due to customers	118,488	118,488	118,488	—	—
Derivative instruments	32,842	32,842	—	32,842	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2014 Annual Report.

12. Legal Proceedings

Grant Keating v. Peterson's Nelnet, LLC et al

On August 6, 2012, an Amended Complaint was served on Peterson's Nelnet, LLC, a subsidiary of Nelnet, Inc. ("Nelnet"), CUnet, LLC, a subsidiary of Nelnet, and on Nelnet (collectively, the "Keating Defendants"), in connection with a lawsuit by Grant Keating in the U.S. Federal District Court for the Northern District of Ohio (the “District Court”). The lawsuit was originally instituted on August 24, 2011, and alleged that the Keating Defendants sent an advertising text message to the named plaintiff in June 2011 using an automatic telephone dialing system, and without the plaintiff's express consent. The complaint also alleged that this text message violated the Telephone Consumer Protection Act, purportedly entitling the plaintiff to $500, trebled for a willful violation. The complaint further alleged that the Keating Defendants sent putative class members similar text messages using an automatic telephone dialing system, without such purported class members' consent, and sought to establish a class action. On May 12, 2014, the District Court granted the Keating Defendants' motion for summary judgment, and ordered that the case be dismissed. On September 8, 2014, the named plaintiff filed an appeal brief with the Circuit Court of Appeals. On July 21, 2015, the Circuit Court of Appeals affirmed the District Court’s judgment in favor of the Keating Defendants, resulting in the dismissal of the case.

13. Subsequent Events

On August 3, 2015, the Company acquired the residual interests in two securitized student loan trusts. The two trusts collectively own approximately $1.5 billion of FFELP student loans and related assets and have issued a corresponding amount of related student loan asset-backed debt secured by those FFELP student loans and related assets.  The purchase was funded from the Company’s operating cash and unsecured line of credit.  The acquired FFELP student loans, related assets, and related asset-backed debt will be included in the Company’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2015 and 2014. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2014 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from recently purchased securitized and unsecuritized FFELP and private education loans and initiatives to purchase additional FFELP and private education loans, and risks from changes in levels of student loan prepayment or default rates;

•
financing and liquidity risks, including risks of changes in the general interest rate environment and in the securitization and other financing markets for student loans, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to reduced government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, including potential adverse effects on the Company's guaranty servicing contracts, risks related to the Company's ability to maintain or increase volumes under the Company's loan servicing contract with the U.S. Department of Education (the "Department"), which accounted for approximately 10 percent of the Company's revenue in 2014 and for which the loan allocation metrics were modified effective September 1, 2014, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education loans;

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
GAAP net income attributable to Nelnet, Inc.	$70,909	74,994	135,674	148,780
Derivative market value and foreign currency adjustments, net of tax	(7,405)	(4,826)	(8,730)	(6,044)
Net income, excluding derivative market value and foreign currency adjustments (a)	$63,504	70,168	126,944	142,736

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.54	1.61	2.94	3.20
Derivative market value and foreign currency adjustments, net of tax	(0.16)	(0.10)	(0.19)	(0.13)
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.38	1.51	2.75	3.07

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

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2015, the Company had a $28.1 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities ("Corporate") for the three and six months ended June 30, 2015 and 2014 (dollars in millions).

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

(c)	Computed as income before income taxes divided by total revenue.

Student Loan and Guaranty Servicing

•	As of June 30, 2015, the Company was servicing $169.9 billion in FFELP, private, and government owned student loans, as compared with $150.0 billion of loans as of June 30, 2014.

•
Revenue decreased in the three and six months ended June 30, 2015 compared to the same periods in 2014 due primarily to a decrease in rehabilitation collection revenue. Federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP, and as a result, rehabilitation revenue has been negatively affected. Rehabilitation collection revenue recognized by the Company was $11.5 million and $17.3 million for the three months ended June 30, 2015 and 2014, respectively, and $18.9 million and $30.7 million for the six months ended June 30, 2015 and 2014, respectively.

•
Revenue from the Department servicing contract increased to $33.6 million for the three months ended June 30, 2015 compared to $31.0 million for the same period in 2014, and increased to $66.0 million for the six months ended June 30, 2015, compared to $60.9 million for the same period in 2014. As of June 30, 2015, the Company was servicing $141.5 billion of loans for 5.8 million borrowers under this contract.

•
A significant amount of the Company's guaranty servicing revenue comes from a single guaranty servicing client. The current term of the contract with this client expires on October 31, 2015. During the second quarter of 2015, the client notified the Company of their intent to not renew this contract. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the year ended December 31, 2014 and six months ended June 30, 2015 was $48.5 million and $21.3 million, respectively. The Company incurs collection costs that are directly related to guaranty collection revenue earned on this contract.

•
Before tax operating margin was 19.4% and 26.6% for the three months ended June 30, 2015 and 2014, respectively, and 16.9% and 27.5% for the six months ended June 30, 2015 and 2014, respectively. Operating margin decreased as a result of the implementation of federal budget reductions for guaranty agencies revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly. The Company also anticipates that margins will tighten as a result of the loss of the FFELP guaranty servicing and FFELP guaranty collection client discussed above.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three and six months ended June 30, 2015 compared to the same periods in 2014 due to the acquisition of RenWeb on June 3, 2014 and due to increases in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

•
Excluding the amortization of intangibles, before tax operating margin was 22.6% and 24.1% for the three months ended June 30, 2015 and 2014, respectively, and 32.6% and 32.7% for the six months ended June 30, 2015 and 2014, respectively. The decrease in margin is due to new products and services as a result of recent acquisitions.

Asset Generation and Management

•
The Company acquired $2.1 billion of student loans during the first six months of 2015, of which $1.2 billion were purchased in the second quarter. The average loan portfolio balance was $28.3 billion and $28.2 billion for the three months ended June 30, 2015 and 2014, respectively, and $28.3 billion and $27.0 billion for the six months ended June 30, 2015 and 2014, respectively.

•
Core student loan spread was 1.41% for the three months ended June 30, 2015, compared to 1.41% and 1.46% for the three months ended March 31, 2015 and June 30, 2014, respectively. The year over year decrease was the result of recent acquisitions of consolidation loans, which have lower margins but longer terms.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014, the Company earned $45.1 million,$43.6 million, $91.3 million, and $81.5 million, respectively, of fixed rate floor income (net of $5.0 million, $7.0 million, $10.0 million, and $13.9 million of derivative settlements, respectively, used to hedge such loans).

•
On August 3, 2015, the Company acquired the residual interests in two securitized student loan trusts. The two trusts collectively own approximately $1.5 billion of FFELP student loans and related assets and have issued a corresponding amount of related student loan asset-backed debt secured by those FFELP student loans and related assets.  The purchase was funded from the Company’s operating cash and unsecured line of credit.  The acquired FFELP student loans, related assets, and related asset-backed debt will be included in the Company’s consolidated financial statements.

Corporate and Other Activities

•
The Company recognized $1.9 million and $2.1 million in net gains from investment activity during the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $9.3 million during the six months ended June 30, 2015 and 2014, respectively. The majority of gains recognized in 2014 were from sales of student loan asset-backed security investments.

•
Whitetail Rock Capital Management, LLC ("WRCM), the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $0.8 million and $7.0 million for the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $12.3 million for the six months ended June 30, 2015 and 2014, respectively. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities are becoming increasingly limited.

•
During the three months ended June 30, 2015 and 2014, the Company recognized gains of $1.5 million and $18,000, respectively, on repurchases of its own debt. Gains from debt repurchases in the six months ended June 30, 2015 and 2014 were $4.0 million and $57,000, respectively.

Liquidity and Capital Resources

•
As of June 30, 2015, the Company had cash and cash equivalents of $182.3 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $117.8 million as of June 30, 2015.

•
For the six months ended June 30, 2015, the Company generated $192.0 million in net cash provided by operating activities, including $51.9 million from the termination of certain derivative financial instruments.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.32 billion as of June 30, 2015.

•
As of June 30, 2015, $100.0 million was outstanding on the Company's unsecured line of credit and $250.0 million was available for future use. The unsecured line of credit has a maturity date of June 30, 2019.

•
During the six months ended June 30, 2015, the Company repurchased a total of 1,174,008 shares of Class A common stock for $51.0 million ($43.46 per share), including 998,210 shares for $43.1 million ($43.17 per share) during the second quarter.

•	During the six months ended June 30, 2015, the Company paid cash dividends of $9.2 million ($0.20 per share), including $4.6 million ($0.10 per share) during the second quarter.

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

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and six months ended June 30, 2015 compared to the same periods in 2014 is summarized below.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014	Additional information
Loan interest	$175,835	175,466	347,779	332,362	Increase was due to an increase in the average student loan portfolio balance and gross fixed rate floor income, partially offset by an increase in consolidation rebate fees.
Investment interest	1,887	1,482	4,092	3,461	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	177,722	176,948	351,871	335,823
Interest expense	72,626	69,235	144,180	129,239	Increase due to an increase in average debt outstanding and an increase in the Company's cost of funds.
Net interest income	105,096	107,713	207,691	206,584	See table below for additional analysis.
Less provision for loan losses	2,150	1,500	4,150	4,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	102,946	106,213	203,541	202,584
Other income:
LGS revenue	63,833	66,460	121,644	131,217	See LGS operating segment - results of operations.
TPP&CC revenue	27,686	21,834	62,366	47,069	See TPP&CC operating segment - results of operations.
NES revenue	17,161	20,145	35,024	42,156	See table below for additional analysis.
Other income	7,504	15,315	14,422	33,446	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	1,515	18	4,390	57	Gains are primarily from the Company repurchasing its own debt.
Derivative settlements, net	(5,442)	(6,214)	(10,657)	(12,443)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	11,944	7,784	14,081	9,748
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	124,201	125,342	241,270	251,250
Operating expenses:
Salaries and benefits	58,787	53,888	119,837	106,372	Increase was due to additional personnel to support increased LGS servicing volume and TPP&CC revenue.
Cost to provide enrollment services	11,162	13,311	22,864	27,786	See table below for additional analysis.
Loan servicing fees	7,420	7,317	15,036	12,720	Increase was due to an increase in third party loan servicing fees incurred by AGM as volume at third parties has grown with recent loan purchases.
Depreciation and amortization	6,501	5,214	12,163	9,997
Increase was due to additional expense from the amortization of intangible assets. Intangible amortization expense was $2.4 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $4.8 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

Other	31,958	33,060	61,156	63,284
Decrease was due to a decrease in collection costs directly related to the decrease in FFELP guaranty collection revenue, partially offset by an increase in other costs to support increased LGS servicing volume and TPP&CC revenue.

Total operating expenses	115,828	112,790	231,056	220,159
Income before income taxes	111,319	118,765	213,755	233,675
Income tax expense	40,356	43,078	77,986	83,689	The effective tax rate was 36.3% and 36.5% in the three months ended June 30, 2015 and 2014, respectively, and 36.5% and 36.0% in the six months ended June 30, 2015 and 2014, respectively.
Net income	70,963	75,687	135,769	149,986
Net income attributable to noncontrolling interest	54	693	95	1,206
Net income attributable to Nelnet, Inc.	$70,909	74,994	135,674	148,780
Additional information:
Net income attributable to Nelnet, Inc.	$70,909	74,994	135,674	148,780
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

Derivative market value and foreign currency adjustments	(11,944)	(7,784)	(14,081)	(9,748)
Tax effect	4,539	2,958	5,351	3,704
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$63,504	70,168	126,944	142,736

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	Additional information
Variable student loan interest margin, net of settlements on derivatives	$54,521	58,627	105,155	113,023
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	45,069	43,607	91,313	81,451
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	1,887	1,482	4,092	3,461
Non-portfolio related derivative settlements	(253)	(256)	(506)	(508)
Corporate debt interest expense	(1,570)	(1,961)	(3,020)	(3,286)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$99,654	101,499	197,034	194,141

The following table summarizes the components of "Enrollment services revenue" and "cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (b)	Digital marketing	Content solutions	Total
	Three months ended June 30, 2015
Enrollment services revenue	$11,751	929	—	1,068	3,413	17,161
Cost to provide enrollment services	10,395	—	—	67	700	11,162
Gross profit	$1,356	929	—	1,001	2,713	5,999
Gross profit %	11.5%
	Three months ended June 30, 2014
Enrollment services revenue	$12,507	945	2,513	908	3,272	20,145
Cost to provide enrollment services	10,976	—	1,645	47	643	13,311
Gross profit	$1,531	945	868	861	2,629	6,834
Gross profit %	12.2%

	Six months ended June 30, 2015
Enrollment services revenue	$23,960	2,047	—	2,304	6,713	35,024
Cost to provide enrollment services	21,194	—	—	188	1,482	22,864
Gross profit	$2,766	2,047	—	2,116	5,231	12,160
Gross profit %	11.5%

	Six months ended June 30, 2014
Enrollment services revenue	$26,044	2,014	5,359	1,976	6,763	42,156
Cost to provide enrollment services	22,929	—	3,431	135	1,291	27,786
Gross profit	$3,115	2,014	1,928	1,841	5,472	14,370
Gross profit %	12.0%

(a)
Inquiry management (marketing) revenue decreased $0.8 million (6.0%) and $2.1 million (8.0%) for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as a result of a decrease in spending on marketing efforts by school clients.

(b)	Effective August 29, 2014, the Company stopped providing inquiry generation services.

The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Borrower late fee income	$3,621	3,557	7,752	7,244
Investment advisory fees (a)	833	7,035	1,490	12,264
Realized and unrealized gains/(losses) on investments, net	1,852	2,081	2,369	9,291
Other	1,198	2,642	2,811	4,647
Other income	$7,504	15,315	14,422	33,446

(a)
WRCM earns annual fees of up to 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities are becoming increasingly limited. As of June 30, 2015, WRCM was managing an investment portfolio of $913.3 million for third-party entities.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$22,650	$21,237	$21,397	$21,192	$21,110	$20,511	$19,742	$19,369	$18,934
% of total	29.8%	21.8%	15.5%	14.3%	14.1%	12.9%	12.2%	11.5%	11.1%
Number of servicing borrowers:
Government servicing:	3,036,534	3,892,929	5,305,498	5,438,933	5,465,395	5,824,743	5,915,449	5,882,446	5,817,078
FFELP servicing:	1,799,484	1,626,146	1,462,122	1,426,435	1,390,541	1,404,619	1,397,295	1,358,551	1,353,785
Private servicing:	164,554	173,948	195,580	191,606	186,863	200,095	202,529	205,926	209,854
Total:	5,000,572	5,693,023	6,963,200	7,056,974	7,042,799	7,429,457	7,515,273	7,446,923	7,380,717

Number of remote hosted borrowers:	9,566,296	6,912,204	1,915,203	1,796,287	1,735,594	1,677,547	1,611,654	1,592,813	1,559,573

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2015	2014	2015	2014
Net interest income	$13	9	20	20
Loan and guaranty servicing revenue	63,833	66,460	121,644	131,217	See table below for additional analysis.
Intersegment servicing revenue	12,223	13,800	25,094	28,021	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	76,056	80,260	146,738	159,238
Salaries and benefits	31,585	30,082	65,288	59,481
Increase due to additional personnel to support the increase in volume under the Department servicing contract, the increase in volume of loans entering repayment status, and the increase in private loan servicing volume.

Depreciation and amortization	527	438	973	857
Other expenses	15,376	16,975	29,976	32,625
Decrease was due to a decrease in guaranty collection costs directly related to the decrease in guaranty collection revenue (see table below for additional information), partially offset by an increase in other costs to support the increase in volume under the Department servicing contract.

Intersegment expenses, net	11,566	9,356	21,266	18,519	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	59,054	56,851	117,503	111,482
Income before income taxes and corporate overhead allocation	17,015	23,418	29,255	47,776
Corporate overhead allocation	(2,294)	(2,060)	(4,447)	(3,920)
Income before income taxes	14,721	21,358	24,808	43,856
Income tax expense	(5,594)	(8,116)	(9,428)	(16,665)
Net income	$9,127	13,242	15,380	27,191
Before tax operating margin	19.4%	26.6%	16.9%	27.5%
This segment experienced a reduction in operating margin as a result of the implementation of previously announced federal budget reductions for guaranty agencies revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly. The Company also anticipates that margins will tighten as a result of the loss of the FFELP guaranty servicing and FFELP guaranty collection client as discussed below.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2015	2014	2015	2014
Government servicing	$33,633	31,016	66,041	60,875	Increase due to an increase in the number of borrowers serviced under the Department servicing contract.
FFELP servicing	3,483	3,116	7,028	6,532
Increase due to an increase in servicing volume as a result of conversions to the Company's servicing platform during the first and second quarters of 2015. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private servicing	2,743	2,562	5,782	5,046	Increase due to an increase in private loan servicing volume.
FFELP guaranty servicing	2,416	2,937	4,897	6,059	Decrease will continue as FFELP portfolios run off and guaranty volume decreases.
FFELP guaranty collection	15,840	20,666	26,745	38,320
The Company earns revenue from rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue was $11.5 million and $17.3 million for the three months ended June 30, 2015 and 2014, respectively, and $18.9 million and $30.7 million for the six months ended June 30, 2015 and 2014, respectively. This revenue was negatively impacted in 2015 as a result of these federal budget provisions. The Company anticipates this revenue will continue to be negatively impacted as a result of these federal budget provisions.

Software services	4,638	5,114	9,506	12,744
During the first quarter of 2014, the Company settled a billing dispute related to a prior period and recognized revenue of $2.2 million. In addition, software services revenue decreased in 2015 compared to 2014 due to a decrease in the number of borrowers from remote hosted customers.

Other	1,080	1,049	1,645	1,641
Loan and guaranty servicing revenue	$63,833	66,460	121,644	131,217

FFELP Guaranty Servicing and FFELP Guaranty Collection Revenue

A significant amount of the Company's guaranty servicing revenue comes from a single guaranty servicing client. The current term of the contract with this client expires on October 31, 2015. During the second quarter of 2015, the client notified the Company of their intent to not renew this contract. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the year ended December 31, 2014 and six months ended June 30, 2015 was $48.5 million and $21.3 million, respectively. The Company incurs collection costs that are directly related to guaranty collection revenue earned on this contract.

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

On June 3, 2014, the Company purchased RenWeb. The results of operations of RenWeb are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue included in the Company's consolidated financial statements for the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014 was $4.8 million, $1.2 million, $10.7 million, and $1.2 million, respectively.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2015	2014	2015	2014
Net interest income	$1	3	3	3
Tuition payment processing, school information, and campus commerce revenue	27,686	21,834	62,366	47,069
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

Salaries and benefits	13,583	11,112	26,904	21,139	Increase due primarily to the acquisition of RenWeb referred to above.
Depreciation and amortization	2,195	1,845	4,390	3,273
Increase due to the additional amortization of intangibles from the acquisition of RenWeb referred to above. Amortization of intangible assets for the three months ended June 30, 2015 and 2014 was $2.2 million and $1.4 million, respectively, and $4.3 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

Other expenses	4,112	2,956	7,914	5,603	Increase due primarily to the acquisition of RenWeb referred to above.
Intersegment expenses, net	2,785	1,404	5,399	2,824	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	22,675	17,317	44,607	32,839
Income before income taxes and corporate overhead allocation	5,012	4,520	17,762	14,233
Corporate overhead allocation	(918)	(687)	(1,780)	(1,307)
Income before income taxes	4,094	3,833	15,982	12,926
Income tax expense	(1,556)	(1,456)	(6,074)	(4,911)
Net income	$2,538	2,377	9,908	8,015
Before tax operating margin	14.8%	17.6%	25.6%	27.5%
Excluding the amortization of intangibles, before tax operating margin was 22.6% and 24.1% for the three months ended June 30, 2015 and 2014, respectively, and 32.6% and 32.7% for the six months ended June 30, 2015 and 2014, respectively. The decrease in margin is due to new products and services as a result of recent acquisitions.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of June 30, 2015, the Company had a $28.1 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of June 30, 2015 and December 31, 2014, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$28,107,088	25,814,195	28,223,908	26,121,306
Loan acquisitions	1,228,030	4,800,640	2,064,142	5,187,898
Repayments, claims, capitalized interest, participations, and other	(690,556)	(825,365)	(1,318,916)	(1,374,070)
Consolidation loans lost to external parties	(330,712)	(209,679)	(651,288)	(355,343)
Loans sold	—	(6)	(3,996)	(6)
Ending balance	$28,313,850	29,579,785	28,313,850	29,579,785

On August 3, 2015, the Company acquired the residual interests in two securitized student loan trusts. The two trusts collectively own approximately $1.5 billion of FFELP student loans and related assets and have issued a corresponding amount of related student loan asset-backed debt secured by those FFELP student loans and related assets. The acquired FFELP student loans, related assets, and related asset-backed debt will be included in the Company’s consolidated financial statements.

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014, and a summary of the Company's student loan delinquency amounts as of June 30, 2015, December 31, 2014, and June 30, 2014, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

The Company's provision for loan losses and charge-offs of federally insured loans has decreased during the first six months of 2015 as compared to the same period in 2014. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall federally insured student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

The Company's provision for loan losses for private education loans has increased during the first six months of 2015 compared to 2014 due to the purchase of private education loans.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Six months ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Variable student loan yield, gross	2.57%	2.53%	2.54%	2.55%	2.52%
Consolidation rebate fees	(0.83)	(0.84)	(0.82)	(0.84)	(0.81)
Discount accretion, net of premium and deferred origination costs amortization	0.04	0.04	0.06	0.05	0.06
Variable student loan yield, net	1.78	1.73	1.78	1.76	1.77
Student loan cost of funds - interest expense	(1.01)	(0.98)	(0.95)	(1.00)	(0.94)
Student loan cost of funds - derivative settlements	—	—	0.01	—	0.01
Variable student loan spread	0.77	0.75	0.84	0.76	0.84
Fixed rate floor income, net of settlements on derivatives	0.64	0.66	0.62	0.65	0.61
Core student loan spread	1.41%	1.41%	1.46%	1.41%	1.45%

Average balance of student loans	$28,297,312	28,289,420	28,163,626	28,293,366	27,039,339
Average balance of debt outstanding	28,331,870	28,460,627	28,229,140	28,395,893	27,034,535

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

Variable student loan spread decreased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 as a result of recent acquisitions of consolidation loans, which have lower margins but longer terms.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Six months ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Fixed rate floor income, gross	$50,088	51,259	50,581	101,347	95,375
Derivative settlements (a)	(5,019)	(5,015)	(6,974)	(10,034)	(13,924)
Fixed rate floor income, net	$45,069	46,244	43,607	91,313	81,451
Fixed rate floor income contribution to spread, net	0.64%	0.66%	0.62%	0.65%	0.61%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Fixed rate floor income increased during 2015 compared to 2014 due to purchases of loans earning fixed rate floor income. In addition, as derivative instruments used to hedge student loans earning fixed rate floor income expire, the Company is paying less in derivative settlements.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2015	2014	2015	2014
Net interest income after provision for loan losses	$102,688	106,126	202,571	201,153	See table below for additional analysis.
Other income	3,950	4,496	8,526	8,660
The primary component of other income is borrower late fees, which were $3.6 million for both the three months ended June 30, 2015 and 2014 and $7.8 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively.

Gain on sale of loans and debt repurchases	1,041	18	1,392	57	Gains were primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	9,404	8,848	12,994	12,325
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(5,189)	(5,958)	(10,152)	(11,935)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income	9,206	7,404	12,760	9,107
Salaries and benefits	524	570	1,065	1,179
Loan servicing fees	7,420	7,317	15,036	12,720	Third party servicing fees have increased due to recent purchases of a significant amount of loans serviced at third parties.
Other expenses	1,270	1,528	2,407	3,271
Intersegment expenses, net	12,398	13,968	25,438	28,339	Amounts include fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Decrease due to run off of the portfolio serviced by LGS.
Total operating expenses	21,612	23,383	43,946	45,509
Income before income taxes and corporate overhead allocation	90,282	90,147	171,385	164,751
Corporate overhead allocation	(1,147)	(1,249)	(2,225)	(2,578)
Income before income taxes	89,135	88,898	169,160	162,173
Income tax expense	(33,871)	(33,781)	(64,280)	(61,625)
Net income	$55,264	55,117	104,880	100,548

Additional information:
Net income	$55,264	55,117	104,880	100,548
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

Derivative market value and foreign currency adjustments, net	(9,404)	(8,848)	(12,994)	(12,325)
Tax effect	3,574	3,362	4,938	4,684
Net income, excluding derivative market value and foreign currency adjustments	$49,434	49,631	96,824	92,907

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2015	2014	2015	2014
Variable interest income, net of settlements on derivatives	$180,868	179,593	357,346	340,542	Increase due to an increase in the average student loan portfolio and an increase in the gross yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(58,427)	(57,871)	(117,298)	(109,194)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	3,136	4,178	6,267	7,627	Decrease due to the Company's recent purchases of loans at a net premium.
Interest on bonds and notes payable	(71,056)	(67,273)	(141,160)	(125,952)	Increase due to an increase in the average debt outstanding and increase in cost of funds.
Variable student loan interest margin, net of settlements on derivatives	54,521	58,627	105,155	113,023
Fixed rate floor income, net of settlements on derivatives	45,069	43,607	91,313	81,451
The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has increased year over year due to recent purchases of loans earning fixed rate floor income and the expiration of derivative instruments used to hedge student loans earning fixed rate floor income.

Investment interest	444	96	922	203
Intercompany interest	(385)	(662)	(821)	(1,459)
Provision for loan losses - federally insured	(2,000)	(2,000)	(4,000)	(5,000)	See "Allowance for Loan Losses and Loan Delinquencies" included previously under "Asset Generation and Management Operating Segment - Results of Operations."
(Provision for) recovery of loan losses - private education loans	(150)	500	(150)	1,000
Net interest income after provision for loan losses (net of settlements on derivatives)	$97,499	100,168	192,419	189,218

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

Sources of Liquidity

The Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2015 and the year ended December 31, 2014, the Company's net cash provided by operating activities was $192.0 million and $357.4 million, respectively.

As of June 30, 2015, the Company had cash and cash equivalents of $182.3 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $117.8 million as of June 30, 2015.

In addition, the Company has a $350.0 million unsecured line of credit that matures on June 30, 2019. As of June 30, 2015, $100.0 million was outstanding on the unsecured line of credit and $250.0 million was available for future use.

As part of the Company’s issuance of asset-backed securitizations, the Company has purchased certain of the subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2015, the Company holds $82.1 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the six months ended June 30, 2015, the Company generated $192.0 million from operating activities, compared to $156.5 million for the same period in 2014. The increase in cash provided by operating activities reflects changes in the adjustments to net income for non-cash depreciation and amortization, non-cash fair value adjustments for derivatives, proceeds from terminating certain derivative instrument contracts during the six months ended June 30, 2015, and a decrease in other liabilities. These factors were partially offset by the non-cash foreign currency transaction adjustment related to the Company's Euro denominated bonds payable, net purchases of investments classified as trading securities, and an increase in accounts receivable. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period.  Net purchased accrued interest was $60.7 million and $43.1 million for the six months ended June 30, 2015 and 2014, respectively.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the six months ended June 30, 2015 was $324.3 million and cash used in investing activities for the six months ended June 30, 2014 was $1.2 billion. Cash used in financing activities was $464.4 million for the six months ended June 30, 2015. Cash provided by financing activities for the six months ended June 30, 2014 was $1.0 billion. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of June 30, 2015
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$26,925,620	8/26/19 - 8/26/52
FFELP warehouse facilities	1,190,705	6/11/17 - 4/29/18
Private education loan warehouse facility	89,265	12/26/16
Other borrowings	79,336	11/11/15 - 10/31/16
	$28,284,926

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

As of June 30, 2015, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.32 billion as detailed below.  The $2.32 billion includes approximately $618.4 million (as of June 30, 2015) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2015.  As of June 30, 2015, the Company had $26.9 billion of loans included in asset-backed securitizations, which represented 95.6 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2015 or loans acquired subsequent to June 30, 2015.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.32 billion
(dollars below in millions)

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of June 30, 2015, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $2.8 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2015, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.0 billion, of which $1.2 billion was outstanding, and $0.8 billion was available for future use. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of June 30, 2015, the Company had $53.8 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2015, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Private Education Loan Warehouse Facility
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of June 30, 2015, there was $89.3 million outstanding on the facility and $185.7 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, range from 64 percent to 99 percent. As of June 30, 2015, $12.8 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which have a defined expiration date of June 24, 2016. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of December 26, 2016.
Upon termination or expiration of the warehouse facility, the Company would expect to access the securitization market, obtain a replacement facility, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Other Uses of Liquidity

Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist.

The Company plans to fund future FFELP student loan acquisitions using current cash and investments; using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securitization market. As discussed above under "Overview - Asset Generation and Management," on August 3, 2015, the Company acquired the ownership interest in two securitized student loan trusts, using operating cash and its unsecured line of credit to fund the purchase.

In addition, the Company has entered into an agreement in which it is committed to purchase private education loans. On February 5, 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the total purchase obligation limited to $150.0 million. As of June 30, 2015, the Company had purchased $64.2 million in private education loans from CommonBond pursuant to this agreement. The Company has used operating cash and its unsecured line of credit to initially fund these private education loans.   Once the Company takes over the role of servicer on the loans, it plans to move them to its private education loan warehouse facility. This facility is intended to act as bridge financing to a term asset-backed securitization. If the Company is not successful in establishing specific financing facilities for private education loans, the Company's liquidity could be adversely affected and the Company's opportunities to purchase additional such loans could be limited.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2015, $590.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the

Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first six months of 2015, the Company, through its subsidiaries, completed three asset-backed FFELP securitizations for $1.7 billion.  After those securitizations were completed, Fitch Ratings and Moody’s Investors Service announced that they have placed numerous tranches of FFELP securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements.  Such rating actions have caused the spreads on FFELP securitizations to widen and have reduced the liquidity in the secondary market for such FFELP securitizations.  The rating agencies may also modify their assumptions and methodologies used for rating future student loan securitizations.   Depending on future rating agency actions and market conditions, the Company anticipates continuing to access the asset-backed securitization market for both FFELP and private education loans.  Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, student loans purchased from third parties and/or student loans in its existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2015, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of June 30, 2015, the fair value of the Company's derivatives which were subject to collateral exposure with counterparties and/or a clearinghouse and had a negative fair value (a liability in the Company's balance sheet), was $10.8 million. As of June 30, 2015, the Company had $8.4 million of collateral deposited with counterparties or a clearinghouse related to this derivative portfolio.

Other Debt Facilities

As previously discussed, the Company has a $350.0 million unsecured line of credit with a maturity date of June 30, 2019. As of June 30, 2015, $100.0 million was outstanding on the unsecured line of credit and $250.0 million was available for future use.

The Company has issued Hybrid Securities that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2015, $57.6 million of Hybrid Securities were outstanding.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information on debt repurchased by the Company during the three and six months ended June 30, 2015 and 2014.

Stock Repurchases

On May 7, 2015, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. Under the program, shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the six months ended June 30, 2015 are shown below. For additional information on stock repurchases during the second quarter of 2015, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2015	175,798	$7,939	45.16
Quarter ended June 30, 2015	998,210	43,089	43.17
Total	1,174,008	$51,028	43.46

As of June 30, 2015, 4,504,350 shares remain authorized for repurchase under this stock repurchase program. The five million shares authorized under the new program included 2,873,945 un-repurchased shares from a stock repurchase program that expired on May 24, 2015, which the new program replaced.

Dividends

On June 15, 2015, the Company paid a second quarter 2015 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors has declared a third quarter 2015 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.10 per share. The third quarter cash dividend will be paid on September 15, 2015, to shareholders of record at the close of business on September 1, 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance once it becomes effective on January 1, 2018. Early application is permitted beginning January 1, 2017, and the standard allows the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact this standard will have on its ongoing financial reporting, and has not yet selected a method of transition.

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

In April 2015, the FASB issued accounting guidance regarding the presentation of debt issuance costs, which are currently recognized as a separate asset on the Company's balance sheet. The new guidance requires that entities present debt issuance costs related to a debt liability as a direct deduction from that liability on the balance sheet. This guidance will be effective for the Company beginning January 1, 2016. Early adoption of the new standard is permitted for financial statements that have not yet been issued, and adoption should be applied retrospectively. As of June 30, 2015, the Company had $71.8 million of debt issuance costs that is included in "other assets" on the consolidated balance sheet. This pronouncement will not have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of June 30, 2015		As of December 31, 2014
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$12,195,026	43.1%	$12,700,494	45.0%
Variable-rate loan assets	16,118,824	56.9	15,523,414	55.0
Total	$28,313,850	100.0%	$28,223,908	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	28,442,508	100.0	28,420,422	100.0
Total	$28,442,508	100.0%	$28,420,422	100.0%

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

No variable-rate floor income was earned by the Company during 2014 and 2015. A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed rate floor income, gross	$50,088	50,581	101,347	95,375
Derivative settlements (a)	(5,019)	(6,974)	(10,034)	(13,924)
Fixed rate floor income, net	$45,069	43,607	91,313	81,451

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2015 and 2014 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

Fixed rate floor income increased during the three and six months ended June 30, 2015 compared to the same periods in 2014 due to recent purchases of loans earning fixed rate floor income. In addition, as derivative instruments used to hedge student loans earning fixed rate floor income expire, the Company is paying less in derivative settlements.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2015.

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.88%	0.24%	$1,773,614
3.0 - 3.49%	3.19%	0.55%	2,229,036
3.5 - 3.99%	3.65%	1.01%	2,177,619
4.0 - 4.49%	4.20%	1.56%	1,658,609
4.5 - 4.99%	4.72%	2.08%	1,025,873
5.0 - 5.49%	5.22%	2.58%	647,758
5.5 - 5.99%	5.67%	3.03%	379,620
6.0 - 6.49%	6.18%	3.54%	440,487
6.5 - 6.99%	6.70%	4.06%	416,443
7.0 - 7.49%	7.17%	4.53%	174,664
7.5 - 7.99%	7.71%	5.07%	298,710
8.0 - 8.99%	8.18%	5.54%	673,477
> 9.0%	9.04%	6.40%	261,244
			$12,157,154

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2015, the weighted average estimated variable conversion rate was 1.84% and the short-term interest rate was 19 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2015 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2015	$500,000	0.71%
2016	750,000	0.85
2017	1,850,000	0.83
2018	100,000	1.02
2025	100,000	2.32
	$3,300,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2015:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$27,272,880	—
3 month Treasury bill	Daily	865,768	—
3 month LIBOR (a) (b)	Quarterly	—	10,404,299
1 month LIBOR	Monthly	—	15,631,811
Auction-rate (c)	Varies	—	1,171,515
Asset-backed commercial paper (d)	Varies	—	908,700
Other (e)		57,013	79,336
		$28,195,661	28,195,661

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of June 30, 2015:

Maturity	Notional amount
2016	$4,000,000
2022	800,000
2023	1,250,000
2026	300,000
	$6,350,000	(1)

(1)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2015 was one-month LIBOR plus 8.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a derivative instrument (cross-currency interest rate swap) that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of June 30, 2015, the Company was sponsor for $1.2 billion of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(19,948)	(17.9)%	$(35,538)	(31.9)%	$(4,106)	(3.7)%	$(12,316)	(11.1)%
Impact of derivative settlements	8,547	7.7	25,640	23.0	1,219	1.1	3,656	3.3
Increase (decrease) in net income before taxes	$(11,401)	(10.2)%	$(9,898)	(8.9)%	$(2,887)	(2.6)%	$(8,660)	(7.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.15)		$(0.13)		$(0.04)		$(0.12)

	Three months ended June 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(20,253)	(17.1)%	$(35,131)	(29.6)%	$(4,380)	(3.7)%	$(13,141)	(11.2)%
Impact of derivative settlements	11,825	10.0	35,474	29.9	1,907	1.6	5,722	4.8
Increase (decrease) in net income before taxes	$(8,428)	(7.1)%	$343	0.3%	$(2,473)	(2.1)%	$(7,419)	(6.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$—		$(0.03)		$(0.10)

	Six months ended June 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(39,732)	(18.6)%	$(69,605)	(32.5)%	$(8,313)	(3.9)%	$(24,938)	(11.7)%
Impact of derivative settlements	16,547	7.7	49,640	23.2	2,781	1.3	8,343	3.9
Increase (decrease) in net income before taxes	$(23,185)	(10.9)%	$(19,965)	(9.3)%	$(5,532)	(2.6)%	$(16,595)	(7.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.31)		$(0.26)		$(0.08)		$(0.23)

	Six months ended June 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(37,187)	(15.9)%	$(63,774)	(27.3)%	$(8,456)	(3.6)%	$(25,369)	(10.9)%
Impact of derivative settlements	23,784	10.2	71,351	30.5	3,793	1.6	11,381	4.9
Increase (decrease) in net income before taxes	$(13,403)	(5.7)%	$7,577	3.2%	$(4,663)	(2.0)%	$(13,988)	(6.0)%
Increase (decrease) in basic and diluted earnings per share	$(0.18)		$0.10		$(0.06)		$(0.19)

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to the information set forth under "Legal Proceedings" in note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Part I of such Form 10-K.

Federal budget deficits and their effect on budgetary and regulatory provisions could adversely impact future revenue.

As previously reported under the above caption in the risk factors described in the 2014 Annual Report, (i) approximately 70 percent of the Company's guaranty servicing revenue comes from a single guaranty servicing client, (ii) the current term of the contract with this client expires on October 31, 2015 and is subject to renewal, and (iii) given the significant reduction in rehabilitation collection revenue resulting from changes in federal budget provisions that became effective July 1, 2014, the terms of this contract could be modified in ways that reduce the Company's amount of guaranty servicing revenue even further or the agreement could be terminated.

During the second quarter of 2015, the client notified the Company of their intent to not renew this contract. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the year ended December 31, 2014 and six months ended June 30, 2015 was $48.5 million and $21.3 million, respectively. The Company incurs collection costs that are directly related to guaranty collection revenue earned on this contract.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2015 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2015	116,913	$45.70	115,708	3,254,904
May 1 - May 31, 2015	475,695	42.70	475,695	4,905,264
June 1 - June 30, 2015	405,602	42.99	400,914	4,504,350
Total	998,210	$43.17	992,317

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase programs discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,205 shares, 0 shares, and 4,688 shares in April, May, and June 2015, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On May 9, 2012, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2015. On May 7, 2015, the Company announced that its Board of Directors had authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. The five million shares authorized under the new program include the remaining 2,873,945 un-repurchased shares from the prior program, which the new program replaced.

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

NELNET, INC.

Date:	August 6, 2015	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	August 6, 2015	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer