Form 10-Q
period 2015-09-30
NELNET INC
filed 2015-11-05
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, there were 33,385,821 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	September 30, 2015	December 31, 2014
Assets:
Student loans receivable (net of allowance for loan losses of $50,380 and $48,900, respectively)	$28,954,280	28,005,195
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	27,613	37,781
Cash and cash equivalents - held at a related party	86,885	92,700
Total cash and cash equivalents	114,498	130,481
Investments and notes receivable	236,010	235,709
Restricted cash and investments	895,271	850,440
Restricted cash - due to customers	100,089	118,488
Accrued interest receivable	380,441	351,588
Accounts receivable (net of allowance for doubtful accounts of $2,062 and $1,656, respectively)	64,640	50,552
Goodwill	126,200	126,200
Intangible assets, net	35,386	42,582
Property and equipment, net	46,706	45,894
Other assets	76,133	76,622
Fair value of derivative instruments	15,741	64,392
Total assets	$31,045,395	30,098,143
Liabilities:
Bonds and notes payable	$28,827,603	28,027,350
Accrued interest payable	31,632	25,904
Other liabilities	170,611	167,881
Due to customers	100,089	118,488
Fair value of derivative instruments	80,061	32,842
Total liabilities	29,209,996	28,372,465
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 33,388,556 shares and 34,756,384 shares, respectively	334	348
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares and 11,486,932 shares, respectively	115	115
Additional paid-in capital	1,441	17,290
Retained earnings	1,830,387	1,702,560
Accumulated other comprehensive earnings	2,876	5,135
Total Nelnet, Inc. shareholders' equity	1,835,153	1,725,448
Noncontrolling interest	246	230
Total equity	1,835,399	1,725,678
Total liabilities and equity	$31,045,395	30,098,143

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$29,150,270	28,181,244
Restricted cash and investments	853,186	846,199
Other assets	381,698	351,934
Bonds and notes payable	(29,159,553)	(28,391,530)
Other liabilities	(391,535)	(280,233)
Fair value of derivative instruments, net	(53,866)	(20,455)
Net assets of consolidated variable interest entities	$780,200	687,159
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Interest income:
Loan interest	$187,701	187,862	535,480	520,224
Investment interest	1,456	1,562	5,548	5,023
Total interest income	189,157	189,424	541,028	525,247
Interest expense:
Interest on bonds and notes payable	77,164	71,937	221,344	201,176
Net interest income	111,993	117,487	319,684	324,071
Less provision for loan losses	3,000	2,000	7,150	6,000
Net interest income after provision for loan losses	108,993	115,487	312,534	318,071
Other income:
Loan and guaranty servicing revenue	61,520	52,659	183,164	183,876
Tuition payment processing, school information, and campus commerce revenue	30,439	26,399	92,805	73,468
Enrollment services revenue	19,500	22,936	54,524	65,092
Other income	6,523	7,650	20,945	41,096
Gain on sale of loans and debt repurchases	597	—	4,987	57
Derivative market value and foreign currency adjustments and derivative settlements, net	(30,658)	24,203	(27,234)	21,508
Total other income	87,921	133,847	329,191	385,097
Operating expenses:
Salaries and benefits	63,215	61,098	183,052	167,470
Cost to provide enrollment services	12,534	14,178	35,398	41,964
Loan servicing fees	7,793	7,077	22,829	19,798
Depreciation and amortization	6,977	5,493	19,140	15,490
Other	30,419	29,599	91,575	92,882
Total operating expenses	120,938	117,445	351,994	337,604
Income before income taxes	75,976	131,889	289,731	365,564
Income tax expense	26,999	46,513	104,985	130,202
Net income	48,977	85,376	184,746	235,362
Net income attributable to noncontrolling interest	22	157	117	1,363
Net income attributable to Nelnet, Inc.	$48,955	85,219	184,629	233,999
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.09	1.84	4.03	5.03
Weighted average common shares outstanding - basic and diluted	45,047,777	46,432,680	45,763,443	46,496,309

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
Net income	$48,977	85,376	184,746	235,362
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(568)	(738)	(1,217)	8,763
Less reclassification adjustment for gains recognized in net income, net of losses	(73)	(8)	(2,370)	(8,319)
Income tax effect	234	276	1,328	(164)
Total other comprehensive (loss) income	(407)	(470)	(2,259)	280
Comprehensive income	48,570	84,906	182,487	235,642
Comprehensive income attributable to noncontrolling interest	22	157	117	1,363
Comprehensive income attributable to Nelnet, Inc.	$48,548	84,749	182,370	234,279

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interest	Total equity
		Class A	Class B
Balance as of June 30, 2014	—	34,859,786	11,491,932	$—	349	115	20,721	1,552,988	5,569	386	1,580,128
Net income	—	—	—	—	—	—	—	85,219	—	157	85,376
Other comprehensive loss	—	—	—	—	—	—	—	—	(470)	—	(470)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(275)	(275)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,630)	—	—	(4,630)
Issuance of common stock, net of forfeitures	—	28,729	—	—	—	—	213	—	—	—	213
Compensation expense for stock based awards	—	—	—	—	—	—	1,248	—	—	—	1,248
Repurchase of common stock	—	(96,792)	—	—	(1)	—	(4,032)	—	—	—	(4,033)
Conversion of common stock	—	5,000	(5,000)	—	—	—	—	—	—	—	—
Balance as of September 30, 2014	—	34,796,723	11,486,932	$—	348	115	18,150	1,633,577	5,099	268	1,657,557
Balance as of June 30, 2015	—	33,724,471	11,486,932	$—	337	115	—	1,801,457	3,283	300	1,805,492
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	—	—	48,955	—	22	48,977
Other comprehensive loss	—	—	—	—	—	—	—	—	(407)	—	(407)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(80)	(80)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,486)	—	—	(4,486)
Issuance of common stock, net of forfeitures	—	10,669	—	—	1	—	267	—	—	—	268
Compensation expense for stock based awards	—	—	—	—	—	—	1,246	—	—	—	1,246
Repurchase of common stock	—	(356,584)	—	—	(4)	—	(72)	(15,539)	—	—	(15,615)
Conversion of common stock	—	10,000	(10,000)	—	—	—	—	—	—	—	—
Balance as of September 30, 2015	—	33,388,556	11,476,932	$—	334	115	1,441	1,830,387	2,876	246	1,835,399
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	233,999	—	1,363	235,362
Other comprehensive income	—	—	—	—	—	—	—	—	280	—	280
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,624)	(1,624)
Cash dividends on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(13,914)	—	—	(13,914)
Issuance of common stock, net of forfeitures	—	234,236	—	—	2	—	3,339	—	—	—	3,341
Compensation expense for stock based awards	—	—	—	—	—	—	3,258	—	—	—	3,258
Repurchase of common stock	—	(327,296)	—	—	(3)	—	(13,334)	—	—	—	(13,337)
Conversion of common stock	—	8,445	(8,445)	—	—	—	—	—	—	—	—
Balance as of September 30, 2014	—	34,796,723	11,486,932	$—	348	115	18,150	1,633,577	5,099	268	1,657,557
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	230	1,725,678
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	23	23
Net income	—	—	—	—	—	—	—	184,629	—	117	184,746
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,259)	—	(2,259)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(124)	(124)
Cash dividends on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(13,659)	—	—	(13,659)
Issuance of common stock, net of forfeitures	—	152,764	—	—	2	—	3,678	—	—	—	3,680
Compensation expense for stock based awards	—	—	—	—	—	—	3,957	—	—	—	3,957
Repurchase of common stock	—	(1,530,592)	—	—	(16)	—	(23,484)	(43,143)	—	—	(66,643)
Conversion of common stock	—	10,000	(10,000)	—	—	—	—	—	—	—	—
Balance as of September 30, 2015	—	33,388,556	11,476,932	$—	334	115	1,441	1,830,387	2,876	246	1,835,399

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months
	ended September 30,
	2015	2014
Net income attributable to Nelnet, Inc.	$184,629	233,999
Net income attributable to noncontrolling interest	117	1,363
Net income	184,746	235,362
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	91,045	78,318
Student loan discount accretion	(32,684)	(32,393)
Provision for loan losses	7,150	6,000
Derivative market value adjustment	43,179	431
Foreign currency transaction adjustment	(32,480)	(39,216)
Proceeds from termination of derivative instruments	55,627	—
Payment to enter into derivative instruments	(2,936)	(9,087)
Gain on sale of loans	(351)	—
Gain from debt repurchases	(4,636)	(57)
Gain from sales of available-for-sale securities, net	(2,370)	(8,319)
Payments for purchases of trading securities, net	(8,168)	(3,380)
Deferred income tax (benefit) expense	(7,901)	21,391
Non-cash compensation expense	4,120	3,364
Other	2,469	5,638
(Increase) decrease in accrued interest receivable	(435)	4,303
Increase in accounts receivable	(14,088)	(1,884)
Decrease in other assets	1,848	2,723
Increase in accrued interest payable	5,242	2,314
Increase (decrease) in other liabilities	17,978	(2,441)
Net cash provided by operating activities	307,355	263,067
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(1,994,416)	(3,211,328)
Net proceeds from student loan repayments, claims, capitalized interest, and other	2,843,119	2,721,886
Proceeds from sale of student loans	3,996	8
Purchases of available-for-sale securities	(6,939)	(143,695)
Proceeds from sales of available-for-sale securities	49,278	200,098
Purchases of investments and issuance of notes receivable	(65,548)	(35,454)
Proceeds from investments and notes receivable	27,773	11,006
Purchases of property and equipment, net	(12,756)	(21,691)
Decrease (increase) in restricted cash and investments, net	3,611	(32,720)
Business acquisitions, net of cash acquired	—	(45,583)
Net cash provided by (used in) investing activities	848,118	(557,473)
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(3,483,804)	(3,013,378)
Proceeds from issuance of bonds and notes payable	2,401,993	3,362,227
Payments of debt issuance costs	(9,859)	(14,933)
Dividends paid	(13,659)	(13,914)
Repurchases of common stock	(66,643)	(13,337)
Proceeds from issuance of common stock	617	476
Issuance of noncontrolling interest	23	201
Distribution to noncontrolling interest	(124)	(1,624)
Net cash (used in) provided by financing activities	(1,171,456)	305,718
Net (decrease) increase in cash and cash equivalents	(15,983)	11,312
Cash and cash equivalents, beginning of period	130,481	63,267
Cash and cash equivalents, end of period	$114,498	74,579

Cash disbursements made for:
Interest	$165,885	155,962
Income taxes, net of refunds	$104,403	118,866
Noncash activity:
Investing activity - student loans and other assets acquired	$2,025,453	2,571,997
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$1,885,453	2,444,874

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report").

Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet and statements of income have been reclassified to conform to the current period presentation. These reclassifications include:

•	Reclassifying certain investments and notes receivable, which were previously included in "other assets" to "investments and notes receivable."

•	Reclassifying third-party loan servicing fees, which were previously included in "other" operating expenses to "loan servicing fees."

The reclassifications had no effect on consolidated net income or consolidated assets and liabilities.

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	September 30, 2015	December 31, 2014
Federally insured loans
Stafford and other	$6,375,336	6,030,825
Consolidation	22,580,043	22,165,605
Total	28,955,379	28,196,430
Private education loans	232,824	27,478
	29,188,203	28,223,908
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(183,543)	(169,813)
Allowance for loan losses – federally insured loans	(35,945)	(39,170)
Allowance for loan losses – private education loans	(14,435)	(9,730)
	$28,954,280	28,005,195

(a)
As of September 30, 2015 and December 31, 2014, "loan discount, net of unamortized loan premiums and deferred origination costs" included $35.4 million and $28.8 million, respectively, of non-accretable discount associated with purchased loans of $10.9 billion and $8.5 billion, respectively.

Private Education Loans

During the first quarter of 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the total purchase obligation limited to $150.0 million. On August 17, 2015, the Company amended the agreement with CommonBond to increase the maximum purchase obligation to $200.0 million. As of September 30, 2015, the Company had purchased $127.8 million in private education loans from CommonBond pursuant to this agreement.

Acquisition of Student Loan Residual Interests

On May 26, 2015, the Company acquired the ownership interest in a federally insured student loan securitization trust (the "May Trust"), giving the Company rights to the residual interest in $504.2 million of securitized federally insured loans. The trust includes loans funded to term with $448.9 million (par value) of bonds and notes payable.

On August 3, 2015, the Company acquired the ownership interest in two federally insured student loan securitization trusts (the "August Trusts"), giving the Company rights to the residual interest in $1.5 billion of securitized federally insured loans. The two trusts include loans funded to term with $1.5 billion (par value) of bonds and notes payable.

The Company has consolidated the May Trust and August Trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition of the May Trust and August Trusts, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the recognition of a student loan fair value discount of $20.7 million and $20.2 million, respectively, and a bonds and notes payable fair value premium of $2.2 million and a fair value discount of $86.7 million, respectively. The discounts/premium will be accreted/amortized using the effective interest method over the lives of the underlying assets and liabilities. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost, which approximates fair value.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$50,024	52,467	48,900	55,122
Provision for loan losses:
Federally insured loans	2,000	2,000	6,000	7,000
Private education loans	1,000	—	1,150	(1,000)
Total provision for loan losses	3,000	2,000	7,150	6,000
Charge-offs:
Federally insured loans	(2,817)	(3,521)	(9,225)	(11,290)
Private education loans	(357)	(623)	(1,479)	(1,642)
Total charge-offs	(3,174)	(4,144)	(10,704)	(12,932)
Recoveries - private education loans	250	279	742	989
Purchase (sale) of federally insured and private education loans, net	30	70	(200)	320
Transfer from repurchase obligation related to private education loans repurchased	250	1,296	4,492	2,469
Balance at end of period	$50,380	51,968	50,380	51,968

Allocation of the allowance for loan losses:
Federally insured loans	$35,945	39,470	35,945	39,470
Private education loans	14,435	12,498	14,435	12,498
Total allowance for loan losses	$50,380	51,968	50,380	51,968

Repurchase Obligation

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of September 30, 2015 and December 31, 2014, the balance of loans subject to these repurchase obligations was $53.1 million and $155.3 million, respectively. The Company repurchased $94.1 million of private education loans during the first quarter of 2015. The Company's estimate related to its obligation to repurchase these loans is included in "other liabilities" in the Company's consolidated balance sheets and was $3.3 million and $11.8 million as of September 30, 2015 and December 31, 2014, respectively.

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of September 30, 2015		As of December 31, 2014		As of September 30, 2014
Federally insured loans:
Loans in-school/grace/deferment	$2,638,639		$2,805,228		$3,072,318
Loans in forbearance	2,993,844		3,288,412		3,505,103
Loans in repayment status:
Loans current	19,681,517	84.4%	18,460,279	83.5%	18,672,178	83.8%
Loans delinquent 31-60 days	1,021,515	4.4	1,043,119	4.8	990,696	4.5
Loans delinquent 61-90 days	638,037	2.7	588,777	2.7	569,879	2.6
Loans delinquent 91-120 days	465,261	2.0	404,905	1.8	452,463	2.0
Loans delinquent 121-270 days	1,139,864	4.9	1,204,405	5.4	1,183,616	5.3
Loans delinquent 271 days or greater	376,702	1.6	401,305	1.8	405,346	1.8
Total loans in repayment	23,322,896	100.0%	22,102,790	100.0%	22,274,178	100.0%
Total federally insured loans	$28,955,379		$28,196,430		$28,851,599

Private education loans:
Loans in-school/grace/deferment	$7,724		$905		$2,958
Loans in forbearance	16		—		—
Loans in repayment status:
Loans current	216,502	96.2%	18,390	69.2%	65,560	87.8%
Loans delinquent 31-60 days	1,999	0.9	1,078	4.1	1,340	1.8
Loans delinquent 61-90 days	1,206	0.5	1,035	3.9	1,516	2.0
Loans delinquent 91 days or greater	5,377	2.4	6,070	22.8	6,249	8.4
Total loans in repayment	225,084	100.0%	26,573	100.0%	74,665	100.0%
Total non-federally insured loans	$232,824		$27,478		$77,623

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$26,346,635	0.08% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,161,515	1.11% - 2.13%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	27,508,150
FFELP warehouse facilities	1,391,877	0.20% - 0.41%	12/17/17 - 7/9/18
Private education loan warehouse facility	170,081	0.42%	12/26/16
Unsecured line of credit	70,000	1.72%	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	57,582	3.70%	9/15/61
Other borrowings	75,000	1.69%	10/31/16
	29,272,690
Discount on bonds and notes payable	(445,087)
Total	$28,827,603

	As of December 31, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,713,431	0.19% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction	1,311,669	0.47% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	27,025,100
FFELP warehouse facilities	1,241,665	0.16% - 0.26%	1/17/16 - 6/11/17
Unsecured line of credit	—	—	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	71,688	3.63%	9/15/61
Other borrowings	81,969	1.67% - 5.10%	11/11/15 - 12/31/18
	28,420,422
Discount on bonds and notes payable	(393,072)
Total	$28,027,350

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of September 30, 2015, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-II	NHELP-III	NFSLW-I (a)	Total
Maximum financing amount	$500,000	750,000	875,000	2,125,000
Amount outstanding	446,624	395,631	549,622	1,391,877
Amount available	$53,376	354,369	325,378	733,123
Expiration of liquidity provisions	December 17, 2015	April 29, 2016	July 8, 2016
Final maturity date	December 17, 2017	April 29, 2018	July 9, 2018
Maximum advance rates	91.0 - 97.0%	92.2 - 95.0%	92.0 - 98.0%
Minimum advance rates	91.0 - 97.0%	92.2 - 95.0%	84.0 - 90.0%
Advanced as equity support	$24,538	22,427	26,124	73,089

(a)
On July 10, 2015, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $875.0 million, extend the expiration of the liquidity provisions to July 8, 2016, and extend the maturity date to July 9, 2018. The maximum financing amount is scheduled to decrease by $125.0 million on March 31, 2016.

Asset-backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the nine months ended September 30, 2015.

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

Private Education Loan Warehouse Facility
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of September 30, 2015, there was $170.1 million outstanding on the facility and $104.9 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, range from 64 percent to 99 percent. As of September 30, 2015, $23.7 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which have a defined expiration date of June 24, 2016. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of December 26, 2016.
Unsecured Line of Credit

On October 30, 2015, the Company entered into an amended and restated credit agreement for its $350.0 million line of credit. Under the amended terms, the maturity date of the credit agreement was extended from June 30, 2019 to October 30, 2020.  In addition, the following revisions were made to certain covenants:

•	A provision was added to permit acquisitions of businesses, for consideration of up to $75.0 million per fiscal year, that are not in one of the Company's existing lines of business.

•	The cap for other non-specified permitted investments increased to 20 percent of the Company's consolidated net worth, with the cap excluding all existing investments at the time of the amendment.

•
The current cap related to the volume of private education loans that the Company may hold was reduced from $900.0 million to a revised level of $500.0 million.  All private education loans that are held within securitization vehicles are excluded from the $500.0 million threshold.

•
The minimum consolidated net worth threshold changed beginning as of September 30, 2015 to be not less than the sum of (i) $1.35 billion, plus, in each case for periods after September 30, 2015, (ii) 50 percent of consolidated net income; plus (iii) 100 percent of the increase to consolidated net worth from the issuance of capital stock.

The facility size of $350.0 million and cost of funds did not change as part of the amendment.

As of September 30, 2015, the unsecured line of credit had an outstanding balance of $70.0 million and $280.0 million was available for future use.

Debt Repurchases

The following table summarizes the Company's repurchases of its own debt. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company’s consolidated statements of income.

	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Three months ended
	September 30, 2015			September 30, 2014
Unsecured debt - Hybrid Securities	$—	—	—	—	—	—
Asset-backed securities	9,650	9,053	597	2,500	2,500	—
	$9,650	9,053	597	2,500	2,500	—

	Nine months ended
	September 30, 2015			September 30, 2014
Unsecured debt - Hybrid Securities	$14,106	11,108	2,998	—	—	—
Asset-backed securities	31,800	30,162	1,638	4,000	3,943	57
	$45,906	41,270	4,636	4,000	3,943	57

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2014 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2015 and December 31, 2014 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of September 30, 2015 and December 31, 2014 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of September 30,	As of December 31,
	2015	2014
Maturity	Notional amount	Notional amount
2016	$5,500,000	$—
2021	—	250,000
2022	450,000	1,900,000
2023	1,050,000	3,650,000
2024	—	250,000
2026	200,000	800,000
2028	—	100,000
2036	—	700,000
2039	—	150,000
	$7,200,000	$7,800,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2015 and December 31, 2014 was one-month LIBOR plus 9.0 basis points and 3.5 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2015		As of December 31, 2014
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2015	$—	—%	$1,100,000	0.89%
2016	1,000,000	0.76	750,000	0.85
2017	2,100,000	0.84	1,250,000	0.86
2018	1,350,000	1.11	—	—
2025	100,000	2.32	—	—
	$4,550,000	0.93%	$3,100,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of September 30, 2015 and December 31, 2014 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities to a fixed rate of 7.66%.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Re-measurement of Euro Notes	$(1,058)	37,418	32,480	39,216
Change in fair value of cross-currency interest rate swap	666	(37,224)	(35,207)	(40,261)
Total impact to consolidated statements of income - (expense) income (a)	$(392)	194	(2,727)	(1,045)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
1:3 basis swaps	$8,477	53,549	44	—
Interest rate swaps - floor income hedges	—	5,165	16,142	5,034
Interest rate swap option - floor income hedge	3,943	5,678	—	—
Interest rate swaps - hybrid debt hedges	—	—	8,212	7,353
Interest rate caps	1,796	—	—	—
Cross-currency interest rate swap	—	—	55,663	20,455
Other	1,525	—	—	—
Total	$15,741	64,392	80,061	32,842

During the nine months ended September 30, 2015, the Company terminated a total notional amount of $6.1 billion of 1:3 Basis Swaps for gross proceeds of $55.6 million. There were no derivative terminations during the first nine months of 2014.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of September 30, 2015	$15,741	(8,620)	—	7,121
Balance as of December 31, 2014	64,392	(12,387)	—	52,005

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of September 30, 2015	$(80,061)	8,620	37,274	(34,167)
Balance as of December 31, 2014	(32,842)	12,387	(1,454)	(21,909)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Settlements:
1:3 basis swaps	$179	808	568	2,547
Interest rate swaps - floor income hedges	(5,456)	(5,421)	(15,490)	(19,345)
Interest rate swaps - hybrid debt hedges	(255)	(259)	(760)	(767)
Cross-currency interest rate swap	(346)	38	(853)	288
Total settlements - expense	(5,878)	(4,834)	(16,535)	(17,277)
Change in fair value:
1:3 basis swaps	(1,886)	19,455	10,513	32,475
Interest rate swaps - floor income hedges	(18,935)	10,628	(16,273)	11,173
Interest rate swap option - floor income hedge	(2,205)	(847)	(1,736)	(847)
Interest rate swaps - hybrid debt hedges	(1,948)	(393)	(861)	(2,971)
Interest rate caps	(939)	—	(1,140)	—
Cross-currency interest rate swap	666	(37,224)	(35,207)	(40,261)
Other	1,525	—	1,525	—
Total change in fair value - expense	(23,722)	(8,381)	(43,179)	(431)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(1,058)	37,418	32,480	39,216
Derivative market value and foreign currency adjustments and derivative settlements, net - (expense) income	$(30,658)	24,203	(27,234)	21,508

5.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of September 30, 2015				As of December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$92,327	3,797	(712)	95,412	131,589	6,204	(236)	137,557
Equity securities	846	1,579	(100)	2,325	1,553	2,216	(33)	3,736
Total available-for-sale investments	$93,173	5,376	(812)	97,737	133,142	8,420	(269)	141,293
Trading investments:
Student loan asset-backed securities				6,146				7,830
Equity securities				9,852				—
Total trading investments				15,998				7,830
Total available-for-sale and trading investments				113,735				149,123
Other Investments and Notes Receivable (not measured at fair value):
Investments accounted for under the cost and equity methods				80,372				36,991
Notes receivable				30,964				30,643
Other				10,939				18,952
Total investments and notes receivable				$236,010				235,709

(a)
As of September 30, 2015, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of September 30, 2015, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

6. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2015 (months)	As of September 30, 2015	As of December 31, 2014

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $21,736 and $17,361, respectively)	217	$22,954	27,330
Trade names (net of accumulated amortization of $664 and $272, respectively)	224	5,758	6,150
Computer software (net of accumulated amortization of $3,624 and $1,896, respectively)	35	5,242	6,969
Content (net of accumulated amortization of $675 and $0, respectively)	15	1,125	1,800
Covenants not to compete (net of accumulated amortization of $47 and $21, respectively)	104	307	333
Total - amortizable intangible assets	184	$35,386	42,582

The Company recorded amortization expense on its intangible assets of $2.4 million and $2.0 million during the three months ended September 30, 2015 and 2014, respectively, and $7.2 million and $4.4 million during the nine months ended September 30, 2015 and 2014, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2015, the Company estimates it will record amortization expense as follows:

2015 (October 1 - December 31)	$2,399
2016	6,249
2017	3,752
2018	3,533
2019	2,861
2020 and thereafter	16,592
$35,386

There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2015. The carrying amount of goodwill by reportable operating segment as of September 30, 2015 and December 31, 2014 is shown in the table below.

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2014 and September 30, 2015	$8,596	67,168	41,883	8,553	126,200

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

	Three months ended September 30,
	2015			2014
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$48,436	519	48,955	84,330	889	85,219

Denominator:
Weighted-average common shares outstanding - basic and diluted	44,570,519	477,258	45,047,777	45,948,255	484,425	46,432,680
Earnings per share - basic and diluted	$1.09	1.09	1.09	1.84	1.84	1.84

	Nine months ended September 30,
	2015			2014
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$182,664	1,965	184,629	231,725	2,274	233,999

Denominator:
Weighted-average common shares outstanding - basic and diluted	45,276,376	487,067	45,763,443	46,044,429	451,880	46,496,309
Earnings per share - basic and diluted	$4.03	4.03	4.03	5.03	5.03	5.03

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

	Three months ended September 30, 2015
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$14	—	188,197	1,385	(439)	189,157
Interest expense	—	—	76,040	1,563	(439)	77,164
Net interest income	14	—	112,157	(178)	—	111,993
Less provision for loan losses	—	—	3,000	—	—	3,000
Net interest income after provision for loan losses	14	—	109,157	(178)	—	108,993
Other income:
Loan and guaranty servicing revenue	61,900	—	—	—	(380)	61,520
Intersegment servicing revenue	12,027	—	—	—	(12,027)	—
Tuition payment processing, school information, and campus commerce revenue	—	30,439	—	—	—	30,439
Enrollment services revenue	—	—	—	19,500	—	19,500
Other income	—	—	3,312	3,211	—	6,523
Gain on sale of loans and debt repurchases	—	—	608	(11)	—	597
Derivative market value and foreign currency adjustments, net	—	—	(24,357)	(423)	—	(24,780)
Derivative settlements, net	—	—	(5,623)	(255)	—	(5,878)
Total other income	73,927	30,439	(26,060)	22,022	(12,407)	87,921
Operating expenses:
Salaries and benefits	34,525	13,983	558	14,149	—	63,215
Cost to provide enrollment services	—	—	—	12,534	—	12,534
Loan servicing fees	—	—	7,793	—	—	7,793
Depreciation and amortization	484	2,202	—	4,291	—	6,977
Other	14,602	3,579	1,421	10,817	—	30,419
Intersegment expenses, net	10,886	2,872	12,578	(13,929)	(12,407)	—
Total operating expenses	60,497	22,636	22,350	27,862	(12,407)	120,938
Income (loss) before income taxes and corporate overhead allocation	13,444	7,803	60,747	(6,018)	—	75,976
Corporate overhead allocation	(2,351)	(941)	(1,176)	4,468	—	—
Income (loss) before income taxes	11,093	6,862	59,571	(1,550)	—	75,976
Income tax (expense) benefit	(4,215)	(2,606)	(22,639)	2,461	—	(26,999)
Net income	6,878	4,256	36,932	911	—	48,977
Net (loss) income attributable to noncontrolling interest	(5)	—	—	27	—	22
Net income attributable to Nelnet, Inc.	$6,883	4,256	36,932	884	—	48,955

	Three months ended September 30, 2014
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$5	2	187,949	1,814	(346)	189,424
Interest expense	—	—	71,037	1,246	(346)	71,937
Net interest income	5	2	116,912	568	—	117,487
Less provision for loan losses	—	—	2,000	—	—	2,000
Net interest income after provision for loan losses	5	2	114,912	568	—	115,487
Other income:
Loan and guaranty servicing revenue	52,659	—	—	—	—	52,659
Intersegment servicing revenue	13,432	—	—	—	(13,432)	—
Tuition payment processing, school information, and campus commerce revenue	—	26,399	—	—	—	26,399
Enrollment services revenue	—	—	—	22,936	—	22,936
Other income	—	—	4,294	3,356	—	7,650
Gain on sale of loans and debt repurchases	—	—	—	—	—	—
Derivative market value and foreign currency adjustments, net	—	—	29,430	(393)	—	29,037
Derivative settlements, net	—	—	(4,575)	(259)	—	(4,834)
Total other income	66,091	26,399	29,149	25,640	(13,432)	133,847
Operating expenses:
Salaries and benefits	33,627	13,288	565	13,618	—	61,098
Cost to provide enrollment services	—	—	—	14,178	—	14,178
Loan servicing fees	—	—	7,077	—	—	7,077
Depreciation and amortization	441	2,396	—	2,656	—	5,493
Other	12,643	3,312	1,559	12,085	—	29,599
Intersegment expenses, net	8,843	1,481	13,611	(10,503)	(13,432)	—
Total operating expenses	55,554	20,477	22,812	32,034	(13,432)	117,445
Income (loss) before income taxes and corporate overhead allocation	10,542	5,924	121,249	(5,826)	—	131,889
Corporate overhead allocation	(2,567)	(856)	(1,026)	4,449	—	—
Income (loss) before income taxes	7,975	5,068	120,223	(1,377)	—	131,889
Income tax (expense) benefit	(3,030)	(1,926)	(45,684)	4,127	—	(46,513)
Net income	4,945	3,142	74,539	2,750	—	85,376
Net income attributable to noncontrolling interest	—	—	—	157	—	157
Net income attributable to Nelnet, Inc.	$4,945	3,142	74,539	2,593	—	85,219

	Nine months ended September 30, 2015
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$34	3	536,899	5,352	(1,260)	541,028
Interest expense	—	—	218,021	4,583	(1,260)	221,344
Net interest income	34	3	318,878	769	—	319,684
Less provision for loan losses	—	—	7,150	—	—	7,150
Net interest income after provision for loan losses	34	3	311,728	769	—	312,534
Other income:
Loan and guaranty servicing revenue	183,544	—	—	—	(380)	183,164
Intersegment servicing revenue	37,121	—	—	—	(37,121)	—
Tuition payment processing, school information, and campus commerce revenue	—	92,805	—	—	—	92,805
Enrollment services revenue	—	—	—	54,524	—	54,524
Other income	—	—	11,838	9,107	—	20,945
Gain on sale of loans and debt repurchases	—	—	2,000	2,987	—	4,987
Derivative market value and foreign currency adjustments, net	—	—	(11,363)	664	—	(10,699)
Derivative settlements, net	—	—	(15,775)	(760)	—	(16,535)
Total other income	220,665	92,805	(13,300)	66,522	(37,501)	329,191
Operating expenses:
Salaries and benefits	99,813	40,887	1,623	40,729	—	183,052
Cost to provide enrollment services	—	—	—	35,398	—	35,398
Loan servicing fees	—	—	22,829	—	—	22,829
Depreciation and amortization	1,457	6,592	—	11,091	—	19,140
Other	44,578	11,493	3,828	31,676	—	91,575
Intersegment expenses, net	32,152	8,271	38,016	(40,938)	(37,501)	—
Total operating expenses	178,000	67,243	66,296	77,956	(37,501)	351,994
Income (loss) before income taxes and corporate overhead allocation	42,699	25,565	232,132	(10,665)	—	289,731
Corporate overhead allocation	(6,798)	(2,721)	(3,401)	12,920	—	—
Income before income taxes	35,901	22,844	228,731	2,255	—	289,731
Income tax (expense) benefit	(13,643)	(8,680)	(86,919)	4,257	—	(104,985)
Net income	22,258	14,164	141,812	6,512	—	184,746
Net (loss) income attributable to noncontrolling interest	(5)	—	—	122	—	117
Net income attributable to Nelnet, Inc.	$22,263	14,164	141,812	6,390	—	184,629

	Nine months ended September 30, 2014
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$25	5	520,514	6,508	(1,805)	525,247
Interest expense	—	—	198,449	4,532	(1,805)	201,176
Net interest income	25	5	322,065	1,976	—	324,071
Less provision for loan losses	—	—	6,000	—	—	6,000
Net interest income after provision for loan losses	25	5	316,065	1,976	—	318,071
Other income:
Loan and guaranty servicing revenue	183,876	—	—	—	—	183,876
Intersegment servicing revenue	41,453	—	—	—	(41,453)	—
Tuition payment processing, school information, and campus commerce revenue	—	73,468	—	—	—	73,468
Enrollment services revenue	—	—	—	65,092	—	65,092
Other income	—	—	12,954	28,142	—	41,096
Gain on sale of loans and debt repurchases	—	—	57	—	—	57
Derivative market value and foreign currency adjustments, net	—	—	41,755	(2,970)	—	38,785
Derivative settlements, net	—	—	(16,510)	(767)	—	(17,277)
Total other income	225,329	73,468	38,256	89,497	(41,453)	385,097
Operating expenses:
Salaries and benefits	93,107	34,427	1,744	38,192	—	167,470
Cost to provide enrollment services	—	—	—	41,964	—	41,964
Loan servicing fees	—	—	19,798	—	—	19,798
Depreciation and amortization	1,298	5,669	—	8,523	—	15,490
Other	45,269	8,915	4,829	33,869	—	92,882
Intersegment expenses, net	27,362	4,305	41,950	(32,164)	(41,453)	—
Total operating expenses	167,036	53,316	68,321	90,384	(41,453)	337,604
Income before income taxes and corporate overhead allocation	58,318	20,157	286,000	1,089	—	365,564
Corporate overhead allocation	(6,487)	(2,163)	(3,604)	12,254	—	—
Income before income taxes	51,831	17,994	282,396	13,343	—	365,564
Income tax (expense) benefit	(19,695)	(6,837)	(107,309)	3,639	—	(130,202)
Net income	32,136	11,157	175,087	16,982	—	235,362
Net income attributable to noncontrolling interest	—	—	—	1,363	—	1,363
Net income attributable to Nelnet, Inc.	$32,136	11,157	175,087	15,619	—	233,999

9.    Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $33.2 million and $31.2 million for the three months ended September 30, 2015 and 2014, respectively, and $99.3 million and $92.1 million for the nine months ended September 30, 2015 and 2014, respectively.

10. Related Parties
The Company has entered into certain contractual arrangements with related parties as described in note 20 of the notes to consolidated financial statements included in the 2014 Annual Report.  The following provides an update for related party transactions that occurred during the first nine months of 2015.
On December 22, 2014, the Company entered into an agreement with Union Bank and Trust Company ("Union Bank") in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company is committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement. During the third quarter of 2015, the Company purchased $0.4 million (par value) of private education loans from Union Bank, pursuant to this agreement. As of September 30, 2015, the balance of private education loans held by Union Bank pursuant to this agreement was $8.5 million.
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

11.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2015.

	As of September 30, 2015			As of December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan asset-backed securities	$—	101,237	101,237	—	145,000	145,000
Equity securities	12,177	—	12,177	3,736	—	3,736
Debt securities	321	—	321	387	—	387
Total investments (available-for-sale and trading)	12,498	101,237	113,735	4,123	145,000	149,123
Fair value of derivative instruments	—	15,741	15,741	—	64,392	64,392
Total assets	$12,498	116,978	129,476	4,123	209,392	213,515
Liabilities:
Fair value of derivative instruments	$—	80,061	80,061	—	32,842	32,842
Total liabilities	$—	80,061	80,061	—	32,842	32,842

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$29,390,728	28,954,280	—	—	29,390,728
Cash and cash equivalents	114,498	114,498	114,498	—	—
Investments (available-for-sale and trading)	113,735	113,735	12,498	101,237	—
Notes receivable	28,616	30,964	—	28,616	—
Restricted cash	886,974	886,974	886,974	—	—
Restricted cash – due to customers	100,089	100,089	100,089	—	—
Restricted investments	8,297	8,297	8,297	—	—
Accrued interest receivable	380,441	380,441	—	380,441	—
Derivative instruments	15,741	15,741	—	15,741	—
Financial liabilities:
Bonds and notes payable	28,103,296	28,827,603	—	28,103,296	—
Accrued interest payable	31,632	31,632	—	31,632	—
Due to customers	100,089	100,089	100,089	—	—
Derivative instruments	80,061	80,061	—	80,061	—

	As of December 31, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,954,226	28,005,195	—	—	28,954,226
Cash and cash equivalents	130,481	130,481	130,481	—	—
Investments (available-for-sale and trading)	149,123	149,123	4,123	145,000	—
Notes receivable	28,832	30,643	—	28,832	—
Restricted cash	800,164	800,164	800,164	—	—
Restricted cash – due to customers	118,488	118,488	118,488	—	—
Restricted investments	50,276	50,276	50,276	—	—
Accrued interest receivable	351,588	351,588	—	351,588	—
Derivative instruments	64,392	64,392	—	64,392	—
Financial liabilities:
Bonds and notes payable	27,809,997	28,027,350	—	27,809,997	—
Accrued interest payable	25,904	25,904	—	25,904	—
Due to customers	118,488	118,488	118,488	—	—
Derivative instruments	32,842	32,842	—	32,842	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2014 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2015 and 2014. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
GAAP net income attributable to Nelnet, Inc.	$48,955	85,219	184,629	233,999
Derivative market value and foreign currency adjustments, net of tax	15,364	(18,003)	6,634	(24,047)
Net income, excluding derivative market value and foreign currency adjustments (a)	$64,319	67,216	191,263	209,952

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.09	1.84	4.03	5.03
Derivative market value and foreign currency adjustments, net of tax	0.34	(0.39)	0.15	(0.51)
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.43	1.45	4.18	4.52

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

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2015, the Company had a $29.0 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities ("Corporate") for the three and nine months ended September 30, 2015 and 2014 (dollars in millions).

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

Excluding derivative market value and foreign currency adjustments, net income decreased for the three months ended September 30, 2015 compared to the same period in 2014 due primarily to a decrease in earnings from the Company's FFELP student loan portfolio, partially offset by increases in earnings from the LGS and TPP&CC operating segments. Net income, excluding derivative market value and foreign currency adjustments, decreased for the nine months ended September 30, 2015 compared to the same period in 2014 due primarily to decreases in earnings from the LGS segment and a decrease in investment advisory fees which are included in Corporate and Other Activities. A further description of these items is provided below.

Student Loan and Guaranty Servicing

•	As of September 30, 2015, the Company was servicing $175.3 billion in FFELP, private, and government owned student loans, as compared with $158.7 billion of loans as of September 30, 2014.

•
Revenue decreased in the nine months ended September 30, 2015 compared to the same period in 2014. Federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP, and as a result, rehabilitation revenue has been negatively affected. Rehabilitation collection revenue recognized by the Company was $28.2 million and $35.1 million for the nine months ended September 30, 2015 and 2014, respectively. This decrease in revenue was offset by an increase in revenue from the Department servicing contract, which was $99.3 million for the nine months ended

September 30, 2015 compared to $92.1 million for the same period in 2014. As of September 30, 2015, the Company was servicing $146.7 billion of loans for 5.9 million borrowers under this contract.

•
A significant amount of the Company's guaranty servicing revenue came from a single guaranty servicing client. The contract with this client expired on October 31, 2015. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the year ended December 31, 2014 and nine months ended September 30, 2015 was $48.5 million and $32.8 million, respectively.

•
Before tax operating margin was 16.3% and 23.0% for the nine months ended September 30, 2015 and 2014, respectively. Operating margin decreased in 2015 compared to 2014 as a result of the implementation of federal budget reductions for guaranty agencies revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly. The Company also anticipates that margins will tighten as a result of the loss of the FFELP guaranty servicing and FFELP guaranty collection client as discussed above.

•
Revenue increased in the three months ended September 30, 2015 compared to the same period in 2014 due primarily to an increase in FFELP guaranty collection and government servicing revenue. Rehabilitation collection revenue recognized by the Company was $9.4 million and $4.4 million for the three months ended September 30, 2015 and 2014, respectively, and revenue from the Department servicing contract increased to $33.2 million for the three months ended September 30, 2015 compared to $31.2 million for the same period in 2014. The increase in guaranty collection revenue in the third quarter of 2015 compared to the same period in 2014 was due to the Company having higher than normal sales with guaranty agencies during the second quarter of 2014 in advance of legislative price reductions, which resulted in lower than normal sales during the third quarter of 2014.

•
Before tax operating margin was 15.0% and 12.1% for the three months ended September 30, 2015 and 2014, respectively. Operating margin increased as a result of the increase in FFELP guaranty collection revenue for the three months ended September 30, 2015 compared to the same period in 2014 as discussed above.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to the acquisition of RenWeb on June 3, 2014 and due to increases in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

•
Excluding the amortization of intangibles, before tax operating margin was 29.7% and 26.7% for the three months ended September 30, 2015 and 2014, respectively, and 31.6% and 30.5% for the nine months ended September 30, 2015 and 2014, respectively. The increase in margin is attributable to increased operating leverage.

Asset Generation and Management

•
The Company acquired $3.8 billion of student loans during the first nine months of 2015, of which $1.8 billion were purchased in the third quarter. The average loan portfolio balance was $29.1 billion and $29.3 billion for the three months ended September 30, 2015 and 2014, respectively, and $28.6 billion and $27.8 billion for the nine months ended September 30, 2015 and 2014, respectively.

•
Core student loan spread was 1.45% for the three months ended September 30, 2015, compared to 1.53% for the same period in 2014. The year over year decrease was the result of an increase in the Company's cost of funds.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014, the Company earned $48.2 million, $49.2 million, $139.5 million, and $130.7 million, respectively, of fixed rate floor income (net of $5.5 million, $5.4 million, $15.5 million, and $19.3 million of derivative settlements, respectively, used to hedge such loans).

Corporate and Other Activities

•
The Company recognized net gains from investment activity of $2.4 million and $9.0 million during the nine months ended September 30, 2015 and 2014, respectively. The majority of gains recognized in 2014 were from sales of student loan asset-backed security investments. The income statement impact related to investment activity was minimal during the three months ended September 30, 2015 and 2014.

•
Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $0.7 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.2 million and $14.1 million for the nine months ended September 30, 2015 and 2014, respectively. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities are becoming increasingly limited.

•
During the nine months ended September 30, 2015, the Company recognized gains of $3.0 million from the repurchase of $14.1 million (par value) of its Junior Subordinated Hybrid Securities unsecured debt and gains of $1.6 million from the repurchase of $31.8 million (par value) of its own asset-backed debt securities. The Company recognized minimal gains on repurchases of its own debt during the three months ended September 30, 2015 and the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

•
As of September 30, 2015, the Company had cash and cash equivalents of $114.5 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $113.7 million as of September 30, 2015.

•
For the nine months ended September 30, 2015, the Company generated $307.4 million in net cash provided by operating activities, including $55.6 million from the termination of certain derivative financial instruments.

•
Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.46 billion as of September 30, 2015.

•
During the nine months ended September 30, 2015, the Company repurchased a total of 1,530,592 shares of Class A common stock for $66.6 million ($43.54 per share), including 356,584 shares for $15.6 million ($43.79 per share) during the third quarter.

•	During the nine months ended September 30, 2015, the Company paid cash dividends of $13.7 million ($0.30 per share), including $4.5 million ($0.10 per share) during the third quarter.

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. Dependent upon the timing and size of the opportunities, the Company's cash and investment balances may increase from their current levels.

Subsequent Events

•
On October 30, 2015, the Company entered into an amended and restated credit agreement for its $350.0 million line of credit. Under the amended terms, the maturity date of the credit agreement was extended from June 30, 2019 to October 30, 2020. In addition, the following revisions were made to certain covenants:

•	A provision was added to permit acquisitions of businesses, for consideration of up to $75.0 million per fiscal year, that are not in one of the Company’s existing lines of business.

•	The cap for other non-specified permitted investments increased to 20 percent of the Company’s consolidated net worth, with the cap excluding all existing investments at the time of the amendment.

•
The current cap related to the volume of private education loans that the Company may hold was reduced from $900.0 million to a revised level of $500.0 million.   All private education loans that are held within securitization vehicles are excluded from the $500.0 million threshold.

•
The minimum consolidated net worth threshold changed beginning as of September 30, 2015 to be not less than the sum of (i) $1.35 billion; plus, in each case for periods after September 30, 2015, (ii) 50 percent of consolidated net income;  plus (iii) 100 percent of the increase to consolidated net worth from the issuance of capital stock.

The facility size of $350.0 million and cost of funds did not change as part of the amendment.

As of September 30, 2015, the unsecured line of credit had an outstanding balance of $70.0 million and $280.0 million was available for future use.

•
The Company's Board of Directors declared a fourth quarter cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.12 per share. The fourth quarter dividend will be paid on December 15, 2015, to shareholders of record at the close of business on December 1, 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is summarized below.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014	Additional information
Loan interest	$187,701	187,862	535,480	520,224	Year over year increase was due to an increase in the average student loan portfolio balance and gross fixed rate floor income, partially offset by an increase in consolidation rebate fees.
Investment interest	1,456	1,562	5,548	5,023	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	189,157	189,424	541,028	525,247
Interest expense	77,164	71,937	221,344	201,176	Year over year increase due to an increase in average debt outstanding and an increase in the Company's cost of funds. Quarter over quarter increase is due to an increase in the cost of funds.
Net interest income	111,993	117,487	319,684	324,071	See table below for additional analysis.
Less provision for loan losses	3,000	2,000	7,150	6,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	108,993	115,487	312,534	318,071
Other income:
LGS revenue	61,520	52,659	183,164	183,876	See LGS operating segment - results of operations.
TPP&CC revenue	30,439	26,399	92,805	73,468	See TPP&CC operating segment - results of operations.
NES revenue	19,500	22,936	54,524	65,092	See table below for additional analysis.
Other income	6,523	7,650	20,945	41,096	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	597	—	4,987	57	Gains are primarily from the Company repurchasing its own debt.
Derivative settlements, net	(5,878)	(4,834)	(16,535)	(17,277)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	(24,780)	29,037	(10,699)	38,785
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	87,921	133,847	329,191	385,097
Operating expenses:
Salaries and benefits	63,215	61,098	183,052	167,470	Increase was due to additional personnel to support increased LGS servicing volume and TPP&CC revenue.
Cost to provide enrollment services	12,534	14,178	35,398	41,964	See table below for additional analysis.
Loan servicing fees	7,793	7,077	22,829	19,798	Increase was due to an increase in third party loan servicing fees incurred by AGM as volume at third parties has grown with recent loan purchases.
Depreciation and amortization	6,977	5,493	19,140	15,490
Increase was due to additional depreciation expense as a result of investment in technology infrastructure and additional expense from the amortization of intangible assets. Intangible amortization expense was $2.4 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and $7.2 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Other	30,419	29,599	91,575	92,882
The increase for the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to additional expense to support the increase in FFELP guaranty collection revenue during the quarter. The decrease for the nine months ended September 30, 2015 compared to the same period in 2014 was due to a year-to-date decrease in collection costs directly related to the decrease in FFELP guaranty collection revenue, partially offset by an increase in other costs to support increased LGS servicing volume and TPP&CC revenue.

Total operating expenses	120,938	117,445	351,994	337,604
Income before income taxes	75,976	131,889	289,731	365,564
Income tax expense	26,999	46,513	104,985	130,202
The effective tax rate was 35.55% and 35.30% in the three months ended September 30, 2015 and 2014, respectively, and 36.25% and 35.75% in the nine months ended September 30, 2015 and 2014, respectively.

Net income	48,977	85,376	184,746	235,362
Net income attributable to noncontrolling interest	22	157	117	1,363
Net income attributable to Nelnet, Inc.	$48,955	85,219	184,629	233,999
Additional information:
Net income attributable to Nelnet, Inc.	$48,955	85,219	184,629	233,999
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

Derivative market value and foreign currency adjustments	24,780	(29,037)	10,699	(38,785)
Tax effect	(9,416)	11,034	(4,065)	14,738
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$64,319	67,216	191,263	209,952

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	Additional information
Variable student loan interest margin, net of settlements on derivatives	$58,250	63,390	163,404	176,413
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	48,229	49,206	139,542	130,657
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	1,456	1,562	5,548	5,023
Non-portfolio related derivative settlements	(257)	(259)	(762)	(767)
Corporate debt interest expense	(1,563)	(1,246)	(4,583)	(4,532)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$106,115	112,653	303,149	306,794

The following table summarizes the components of "Enrollment services revenue" and "cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (b)	Digital marketing	Content solutions (c)	Total
	Three months ended September 30, 2015
Enrollment services revenue	$12,884	903	—	1,087	4,626	19,500
Cost to provide enrollment services	11,350	—	—	85	1,099	12,534
Gross profit	$1,534	903	—	1,002	3,527	6,966
Gross profit %	11.9%
	Three months ended September 30, 2014
Enrollment services revenue	$13,934	821	1,023	1,071	6,087	22,936
Cost to provide enrollment services	12,391	—	755	63	969	14,178
Gross profit	$1,543	821	268	1,008	5,118	8,758
Gross profit %	11.1%

	Nine months ended September 30, 2015
Enrollment services revenue	$36,844	2,950	—	3,391	11,339	54,524
Cost to provide enrollment services	32,543	—	—	274	2,581	35,398
Gross profit	$4,301	2,950	—	3,117	8,758	19,126
Gross profit %	11.7%

	Nine months ended September 30, 2014
Enrollment services revenue	$39,978	2,835	6,382	3,047	12,850	65,092
Cost to provide enrollment services	35,320	—	4,186	198	2,260	41,964
Gross profit	$4,658	2,835	2,196	2,849	10,590	23,128
Gross profit %	11.7%

(a)
Inquiry management (marketing) revenue decreased $1.1 million (7.5%) and $3.1 million (7.8%) for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of a decrease in spending on marketing efforts by school clients.

(b)	Effective August 29, 2014, the Company stopped providing inquiry generation services.

(c)
Content solutions revenue decreased $1.5 million (24.0%) and $1.5 million (11.8%) for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to the recognition of a $1.1 million gain on the sale of an investment during the third quarter of 2014.

The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Borrower late fee income	$3,605	3,676	11,357	10,920
Investment advisory fees (a)	677	1,842	2,167	14,106
Realized and unrealized gains/(losses) on investments, net	5	(267)	2,374	9,024
Other	2,236	2,399	5,047	7,046
Other income	$6,523	7,650	20,945	41,096

(a)
Under certain investment management agreements, WRCM earns annual fees of up to 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities are becoming increasingly limited. As of September 30, 2015, WRCM was managing an investment portfolio of $983.8 million for third-party entities.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$22,650	$21,237	$21,397	$21,192	$21,110	$20,511	$19,742	$19,369	$18,934	$18,593
% of total	29.8%	21.8%	15.5%	14.3%	14.1%	12.9%	12.2%	11.5%	11.1%	10.6%
Number of servicing borrowers:
Government servicing:	3,036,534	3,892,929	5,305,498	5,438,933	5,465,395	5,824,743	5,915,449	5,882,446	5,817,078	5,886,266
FFELP servicing:	1,799,484	1,626,146	1,462,122	1,426,435	1,390,541	1,404,619	1,397,295	1,358,551	1,353,785	1,339,307
Private servicing:	164,554	173,948	195,580	191,606	186,863	200,095	202,529	205,926	209,854	230,403
Total:	5,000,572	5,693,023	6,963,200	7,056,974	7,042,799	7,429,457	7,515,273	7,446,923	7,380,717	7,455,976

Number of remote hosted borrowers:	9,566,296	6,912,204	1,915,203	1,796,287	1,735,594	1,677,547	1,611,654	1,592,813	1,559,573	1,710,577

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2015	2014	2015	2014
Net interest income	$14	5	34	25
Loan and guaranty servicing revenue	61,900	52,659	183,544	183,876	See table below for additional analysis.
Intersegment servicing revenue	12,027	13,432	37,121	41,453	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	73,927	66,091	220,665	225,329
Salaries and benefits	34,525	33,627	99,813	93,107
Increase due to additional personnel to support the increase in volume under the Department servicing contract, the increase in volume of loans entering repayment status, and the increase in private loan servicing volume.

Depreciation and amortization	484	441	1,457	1,298
Other expenses	14,602	12,643	44,578	45,269
Increase for the three months ended September 30, 2015 compared to the same period in 2014 was due to additional expenses to support the increase in guaranty collection revenue and to support increased servicing volume. The decrease for the nine months ended September 30, 2015 compared to the same period in 2014 was due to a decrease in guaranty collection costs directly related to the year over year decrease in guaranty collection revenue, partially offset by increases to support the increased servicing volume. See table below for additional information regarding changes in guaranty collection revenue.

Intersegment expenses, net	10,886	8,843	32,152	27,362	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	60,497	55,554	178,000	167,036
Income before income taxes and corporate overhead allocation	13,444	10,542	42,699	58,318
Corporate overhead allocation	(2,351)	(2,567)	(6,798)	(6,487)
Income before income taxes	11,093	7,975	35,901	51,831
Income tax expense	(4,215)	(3,030)	(13,643)	(19,695)
Net income	6,878	4,945	22,258	32,136
Net loss attributable to noncontrolling interest	5	—	5	—
Net income attributable to Nelnet, Inc.	$6,883	4,945	22,263	32,136
Before tax operating margin	15.0%	12.1%	16.3%	23.0%
Operating margin decreased for the nine months ended September 30, 2015 compared to the same period in 2014 as a result of the implementation of previously announced federal budget reductions for guaranty agencies revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to decrease accordingly. The Company also anticipates that margins will decrease as a result of the loss of the FFELP guaranty servicing and FFELP guaranty collection client as discussed below. The increase in margin for the three months ended September 30, 2015 compared to the same period in 2014 is due primarily to the increase in guaranty collection revenue during the third quarter of 2015 compared to the same period in 2014 as discussed below.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2015	2014	2015	2014
Government servicing	$33,229	31,196	99,269	92,071	Increase due to an increase in the number of borrowers serviced under the Department servicing contract.
FFELP servicing	3,572	3,301	10,600	9,833
Increase due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform during the first nine months of 2015. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private servicing	3,323	2,708	9,105	7,754	Increase due to an increase in private loan servicing volume.
FFELP guaranty servicing	2,663	2,745	7,561	8,804
Decrease will continue as FFELP portfolios run off and guaranty volume decreases. See additional information regarding guaranty servicing and guaranty collection revenue in the paragraph following this table.

FFELP guaranty collection	13,006	7,109	39,751	45,429
The Company earns revenue from rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue was $9.4 million and $4.4 million for the three months ended September 30, 2015 and 2014, respectively, and $28.2 million and $35.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in revenue for the three months ended September 30, 2015 compared to the same period in 2014 was due to the Company having higher than normal sales with guaranty agencies during the second quarter of 2014 in advance of legislative price reductions, which resulted in lower than normal sales during the third quarter of 2014. This revenue was otherwise negatively impacted subsequent to July 1, 2014 as a result of the federal budget provisions described above. The Company anticipates this revenue will continue to be negatively impacted as a result of these federal budget provisions. See additional information regarding guaranty servicing and guaranty collection revenue in the paragraph following this table.

Software services	4,995	4,750	14,501	17,494
During the first quarter of 2014, the Company settled a billing dispute related to a prior period and recognized revenue of $2.2 million. The increase in revenue quarter over quarter was due to an increase in the number of borrowers from remote hosted customers; however, year over year revenue decreased due to a lower number of borrowers from remote hosted customers on average during the nine months ended September 30, 2015 compared to the same period in 2014.

Other	1,112	850	2,757	2,491
Loan and guaranty servicing revenue	$61,900	52,659	183,544	183,876

FFELP Guaranty Servicing and FFELP Guaranty Collection Revenue

A significant amount of the Company's guaranty servicing revenue came from a single guaranty servicing client. During the second quarter of 2015, the client notified the Company of their intent to not renew this contract upon its expiration. The contract with this client expired on October 31, 2015. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the year ended December 31, 2014 and nine months ended September 30, 2015 was $48.5 million and $32.8 million, respectively. The Company incurred collection costs that were directly related to guaranty collection revenue earned on this contract.

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

On June 3, 2014, the Company purchased RenWeb. The results of operations of RenWeb are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue included in the Company's consolidated financial statements for the nine months ended September 30, 2015 and 2014 was $15.7 million and $5.3 million, respectively.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2015	2014	2015	2014
Net interest income	$—	2	3	5
Tuition payment processing, school information, and campus commerce revenue	30,439	26,399	92,805	73,468
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

Salaries and benefits	13,983	13,288	40,887	34,427	Increase due primarily to the acquisition of RenWeb referred to above and investments in new products and services.
Depreciation and amortization	2,202	2,396	6,592	5,669
Increase in the nine months ended September 30, 2015 compared to the same period in 2014 was due to the additional amortization of intangibles from the acquisition of RenWeb referred to above. Amortization of intangible assets was $6.5 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Other expenses	3,579	3,312	11,493	8,915	Increase due primarily to the acquisition of RenWeb referred to above and investments in new products and services.
Intersegment expenses, net	2,872	1,481	8,271	4,305	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	22,636	20,477	67,243	53,316
Income before income taxes and corporate overhead allocation	7,803	5,924	25,565	20,157
Corporate overhead allocation	(941)	(856)	(2,721)	(2,163)
Income before income taxes	6,862	5,068	22,844	17,994
Income tax expense	(2,606)	(1,926)	(8,680)	(6,837)
Net income	$4,256	3,142	14,164	11,157
Before tax operating margin	22.5%	19.2%	24.6%	24.5%
Excluding the amortization of intangibles, before tax operating margin was 29.7% and 26.7% for the three months ended September 30, 2015 and 2014, respectively, and 31.6% and 30.5% for the nine months ended September 30, 2015 and 2014, respectively. The increase in margin is primarily due to operating leverage.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of September 30, 2015, the Company had a $29.0 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of September 30, 2015 and December 31, 2014, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$28,313,850	29,579,785	28,223,908	26,121,306
Loan acquisitions	1,771,841	367,816	3,835,983	5,555,714
Repayments, claims, capitalized interest, and other	(581,321)	(730,654)	(1,900,237)	(2,104,724)
Consolidation loans lost to external parties	(316,167)	(287,723)	(967,455)	(643,066)
Loans sold	—	(2)	(3,996)	(8)
Ending balance	$29,188,203	28,929,222	29,188,203	28,929,222

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014, and a summary of the Company's student loan delinquency amounts as of September 30, 2015, December 31, 2014, and September 30, 2014, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

The Company's provision for loan losses and charge-offs of federally insured loans has decreased during the first nine months of 2015 as compared to the same period in 2014. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall federally insured student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

The Company's provision for loan losses for private education loans has increased during the first nine months of 2015 compared to 2014 due to the increase in the private education loan balance.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Nine months ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Variable student loan yield, gross	2.59%	2.57%	2.58%	2.56%	2.55%
Consolidation rebate fees	(0.82)	(0.83)	(0.83)	(0.83)	(0.82)
Discount accretion, net of premium and deferred origination costs amortization	0.06	0.04	0.05	0.05	0.05
Variable student loan yield, net	1.83	1.78	1.80	1.78	1.78
Student loan cost of funds - interest expense	(1.04)	(1.01)	(0.95)	(1.01)	(0.94)
Student loan cost of funds - derivative settlements	—	—	0.01	—	0.01
Variable student loan spread	0.79	0.77	0.86	0.77	0.85
Fixed rate floor income, net of settlements on derivatives	0.66	0.64	0.67	0.66	0.63
Core student loan spread	1.45%	1.41%	1.53%	1.43%	1.48%

Average balance of student loans	$29,109,130	28,297,312	29,328,743	28,565,287	27,802,474
Average balance of debt outstanding	29,067,202	28,331,870	29,485,652	28,621,681	27,860,552

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

Variable student loan spread decreased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 as a result of an increase in the Company's cost of funds.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Nine months ended
	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fixed rate floor income, gross	$53,685	50,088	54,627	155,032	150,002
Derivative settlements (a)	(5,456)	(5,019)	(5,421)	(15,490)	(19,345)
Fixed rate floor income, net	$48,229	45,069	49,206	139,542	130,657
Fixed rate floor income contribution to spread, net	0.66%	0.64%	0.67%	0.66%	0.63%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2015	2014	2015	2014
Net interest income after provision for loan losses	$109,157	114,912	311,728	316,065	See table below for additional analysis.
Other income	3,312	4,294	11,838	12,954
The primary component of other income is borrower late fees, which were $3.6 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $11.4 million and $10.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Gain on sale of loans and debt repurchases	608	—	2,000	57	Gains were primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	(24,357)	29,430	(11,363)	41,755
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(5,623)	(4,575)	(15,775)	(16,510)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income	(26,060)	29,149	(13,300)	38,256
Salaries and benefits	558	565	1,623	1,744
Loan servicing fees	7,793	7,077	22,829	19,798	Third party servicing fees have increased due to recent purchases of a significant amount of loans serviced at third parties.
Other expenses	1,421	1,559	3,828	4,829
Intersegment expenses, net	12,578	13,611	38,016	41,950	Amounts include fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Decrease due to run off of the portfolio serviced by LGS.
Total operating expenses	22,350	22,812	66,296	68,321
Income before income taxes and corporate overhead allocation	60,747	121,249	232,132	286,000
Corporate overhead allocation	(1,176)	(1,026)	(3,401)	(3,604)
Income before income taxes	59,571	120,223	228,731	282,396
Income tax expense	(22,639)	(45,684)	(86,919)	(107,309)
Net income	$36,932	74,539	141,812	175,087

Additional information:
Net income	$36,932	74,539	141,812	175,087
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

Derivative market value and foreign currency adjustments, net	24,357	(29,430)	11,363	(41,755)
Tax effect	(9,256)	11,183	(4,318)	15,867
Net income, excluding derivative market value and foreign currency adjustments	$52,033	56,292	148,857	149,199

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2015	2014	2015	2014
Variable interest income, net of settlements on derivatives	$189,652	191,717	546,998	532,260	Quarter over quarter decrease was due to a slight decrease in the average student loan portfolio. Year over year increase due primarily to an increase in the average student loan portfolio.
Consolidation rebate fees	(60,044)	(61,293)	(177,342)	(170,487)
Quarter over quarter decrease due to a decrease in the average consolidation loan portfolio for the three months ended September 30, 2015 compared to the same period in 2014. Run-off of the consolidation loan portfolio was partially offset by a significant consolidation loan purchase in August 2015. Year over year increase due to an increase in the average consolidation loan balance as a result of significant consolidation loan purchases in April 2014 and August 2015.

Discount accretion, net of premium and deferred origination costs amortization	4,243	3,657	10,509	11,284	Quarter over quarter increase due to a significant loan purchase at a discount during August 2015. Year over year decrease due to the Company's recent purchases of loans at a net premium.
Interest on bonds and notes payable	(75,601)	(70,691)	(216,761)	(196,644)
Quarter over quarter increase due primarily to an increase in the Company's cost of funds for the three months ended September 30, 2015 compared to the same period in 2014, partially offset by a decrease in the average debt outstanding. Year over year increase due to an increase in cost of funds and an increase in the average debt outstanding.

Variable student loan interest margin, net of settlements on derivatives	58,250	63,390	163,404	176,413
Fixed rate floor income, net of settlements on derivatives	48,229	49,206	139,542	130,657
The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income decreased quarter over quarter due to run-off of loans earning fixed rate floor income, partially offset by the Company's loan purchase in August 2015 which contained loans earning fixed rate floor income. Fixed rate floor income has increased year over year due to purchases of loans earning fixed rate floor income and a decrease in settlements related to derivative instruments used to hedge student loans earning fixed rate floor income.

Investment interest	494	87	1,417	290
Intercompany interest	(439)	(346)	(1,260)	(1,805)
Provision for loan losses - federally insured	(2,000)	(2,000)	(6,000)	(7,000)	See "Allowance for Loan Losses and Loan Delinquencies" included previously under "Asset Generation and Management Operating Segment - Results of Operations."
(Provision for) recovery of loan losses - private education loans	(1,000)	—	(1,150)	1,000
Net interest income after provision for loan losses (net of settlements on derivatives)	$103,534	110,337	295,953	299,555

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

Sources of Liquidity

The Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company's net cash provided by operating activities was $307.4 million and $357.4 million, respectively.

As of September 30, 2015, the Company had cash and cash equivalents of $114.5 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $113.7 million as of September 30, 2015.

In addition, the Company has a $350.0 million unsecured line of credit that matures on October 30, 2020. As of September 30, 2015, $70.0 million was outstanding on the unsecured line of credit and $280.0 million was available for future use.

As part of the Company’s issuance of asset-backed securitizations, the Company has purchased certain of the subordinated note tranches. In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2015, the Company holds $89.4 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. Dependent upon the timing and size of the opportunities, the Company's cash and investment balances may increase from their current levels.

Cash Flows

During the nine months ended September 30, 2015, the Company generated $307.4 million from operating activities, compared to $263.1 million for the same period in 2014. The increase in cash provided by operating activities reflects changes in the adjustments to net income for non-cash depreciation and amortization, non-cash fair value adjustments for derivatives, proceeds from terminating certain derivative instrument contracts, and an increase in other liabilities during the nine months ended September 30, 2015. These factors were partially offset by the decrease in net income, deferred income taxes, and an increase in accounts receivable. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period of the purchase.  Net purchased accrued interest was $70.6 million and $48.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the nine months ended September 30, 2015 was $0.8 billion and cash used in investing activities for the nine months ended September 30, 2014 was $0.6 billion. Cash used in financing activities was $1.2 billion for the nine months ended September 30, 2015. Cash provided by financing activities for the nine months ended September 30, 2014 was $0.3 billion. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2015
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$27,508,150	8/26/19 - 8/26/52
FFELP warehouse facilities	1,391,877	12/17/17 - 7/9/18
Private education loan warehouse facility	170,081	12/26/16
Other borrowings	75,000	10/31/16
	$29,145,108

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

As of September 30, 2015, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.46 billion as detailed below.  The $2.46 billion includes approximately $720.5 million (as of September 30, 2015) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2015.  As of September 30, 2015, the Company had $27.5 billion of loans included in asset-backed securitizations, which represented 95.0 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2015 or loans acquired subsequent to September 30, 2015.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.46 billion
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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of September 30, 2015, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $16.1 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2015, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.1 billion, of which $1.4 billion was outstanding, and $0.7 billion was available for future use. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of September 30, 2015, the Company had $73.1 million advanced as equity support on its FFELP warehouse facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2015, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Private Education Loan Warehouse Facility
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of September 30, 2015, there was $170.1 million outstanding on the facility and $104.9 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, range from 64 percent to 99 percent. As of September 30, 2015, $23.7 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which have a defined expiration date of June 24, 2016. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of December 26, 2016.
Upon termination or expiration of the warehouse facility, the Company would expect to access the securitization market, obtain a replacement facility, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Other Borrowings
The Company has a $75.0 million line of credit, which is collateralized by asset-backed security investments, that expires October 31, 2016. The line of credit has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of September 30, 2015, $75.0 million was outstanding on this line of credit. Upon termination or expiration of this line of credit, the Company would obtain a replacement facility, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
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

In addition, the Company has entered into certain agreements in which it is committed to purchase private education loans.

During the first quarter of 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the total purchase obligation limited to $150.0 million. On August 17, 2015, the Company amended the agreement with CommonBond to increase the maximum purchase obligation to $200.0 million. As of September 30, 2015, the Company had purchased $127.8 million in private education loans from CommonBond pursuant to this agreement.

On December 22, 2014, the Company entered into an agreement with Union Bank, in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company is committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement. During the third quarter of 2015, the Company purchased $0.4 million (par value) of private education loans from Union Bank, pursuant to this agreement. As of September 30, 2015, the balance of private education loans held by Union Bank pursuant to this agreement was $8.5 million.
The Company has used operating cash, its unsecured line of credit, and its private education loan warehouse facility to initially fund its private education loan purchases from CommonBond and Union Bank.  The private education loan warehouse facility is intended to act as bridge financing to a term asset-backed securitization. The Company will continue to use operating cash, its unsecured line of credit, and/or its private education loan warehouse facility to fund additional private education loan purchases. If the Company is not successful in maintaining existing or establishing new financing facilities for private education loans, the Company's liquidity could be adversely affected and the Company's opportunities to purchase additional such loans could be limited.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loans. As of September 30, 2015, $549.1 million of federally insured loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in federally insured student loans, while providing liquidity to the Company.  The Company can participate federally insured student loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securitization Transactions

During the first nine months of 2015, the Company, through its subsidiaries, completed three asset-backed FFELP securitizations for $1.7 billion.  After those securitizations were completed, Fitch Ratings and Moody’s Investors Service announced that they have placed numerous tranches of FFELP securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements.  Such rating actions have caused the spreads on FFELP securitizations to widen and have reduced the liquidity in the secondary market for such FFELP securitizations.  The rating agencies may also modify their assumptions and methodologies used for rating future student loan securitizations.   Depending on future rating agency actions and market conditions, the Company anticipates continuing to access the asset-backed securitization market for both FFELP and private education loans.  Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, student loans purchased from third parties, and/or student loans in its existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2015, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of September 30, 2015, the fair value of the Company's derivatives which were subject to collateral exposure with counterparties and/or a clearinghouse and had a negative fair value (a liability in the Company's balance sheet), was $24.4 million. As of September 30, 2015, the Company had $37.3 million of collateral deposited with counterparties or a clearinghouse related to this derivative portfolio.

Other Debt Facilities

The Company has issued Hybrid Securities that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of September 30, 2015, $57.6 million of Hybrid Securities were outstanding.

As previously discussed, the Company has a $350.0 million unsecured line of credit. On October 30, 2015, the Company entered into an amended and restated credit agreement for its line of credit.   Under the amended terms, the maturity date of the credit agreement was extended from June 30, 2019 to October 30, 2020.  In addition, the following revisions were made to certain covenants:

•	A provision was added to permit acquisitions of businesses, for consideration of up to $75.0 million per fiscal year, that are not in one of the Company’s existing lines of business.

•	The cap for other non-specified permitted investments increased to 20 percent of the Company’s consolidated net worth, with the cap excluding all existing investments at the time of the amendment.

•
The current cap related to the volume of private education loans that the Company may hold was reduced from $900.0 million to a revised level of $500.0 million.   All private education loans that are held within securitization vehicles are excluded from the $500.0 million threshold.

•
The minimum consolidated net worth threshold changed beginning as of September 30, 2015 to be not less than the sum of (i) $1.35 billion; plus, in each case for periods after September 30, 2015, (ii) 50 percent of consolidated net income;  plus (iii) 100 percent of the increase to consolidated net worth from the issuance of capital stock.

The facility size of $350.0 million and cost of funds did not change as part of the amendment.

As of September 30, 2015, the unsecured line of credit had an outstanding balance of $70.0 million and $280.0 million was available for future use.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information on debt repurchased by the Company during the three and nine months ended September 30, 2015 and 2014.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. Under the program, shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the nine months ended September 30, 2015 are shown below. For additional information on stock repurchases during the third quarter of 2015, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2015	175,798	$7,939	45.16
Quarter ended June 30, 2015	998,210	43,089	43.17
Quarter ended September 30, 2015	356,584	15,615	43.79
Total	1,530,592	$66,643	43.54

As of September 30, 2015, 4,150,186 shares remain authorized for repurchase under this stock repurchase program.

Dividends

On September 15, 2015, the Company paid a third quarter 2015 cash dividend on the Company's Class A and Class B common stock of $0.10 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2015 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.12 per share. The fourth quarter cash dividend will be paid on December 15, 2015, to shareholders of record at the close of business on December 1, 2015.

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

In April 2015, the FASB issued accounting guidance regarding the presentation of debt issuance costs, which are currently recognized as a separate asset on the Company's balance sheet. The new guidance requires that entities present debt issuance costs related to a debt liability as a direct deduction from that liability on the balance sheet. This guidance will be effective for the Company beginning January 1, 2016. Early adoption of the new standard is permitted for financial statements that have not yet been issued, and adoption should be applied retrospectively. As of September 30, 2015, the Company had $69.6 million of debt issuance costs that is included in "other assets" on the consolidated balance sheet. This pronouncement will not have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of September 30, 2015		As of December 31, 2014
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$13,229,576	45.3%	$12,700,494	45.0%
Variable-rate loan assets	15,958,627	54.7	15,523,414	55.0
Total	$29,188,203	100.0%	$28,223,908	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	29,272,690	100.0	28,420,422	100.0
Total	$29,272,690	100.0%	$28,420,422	100.0%

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

No variable-rate floor income was earned by the Company during 2014 and 2015. A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed rate floor income, gross	$53,685	54,627	155,032	150,002
Derivative settlements (a)	(5,456)	(5,421)	(15,490)	(19,345)
Fixed rate floor income, net	$48,229	49,206	139,542	130,657

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2015.

	Borrower/	Estimated
Fixed	lender	variable
interest	weighted	conversion	Loan
rate range	average yield	rate (a)	balance
< 3.0%	2.88%	0.24%	$1,731,271
3.0 - 3.49%	3.20%	0.56%	2,380,015
3.5 - 3.99%	3.65%	1.01%	2,379,962
4.0 - 4.49%	4.20%	1.56%	1,791,547
4.5 - 4.99%	4.72%	2.08%	1,088,807
5.0 - 5.49%	5.22%	2.58%	679,179
5.5 - 5.99%	5.67%	3.03%	475,295
6.0 - 6.49%	6.19%	3.55%	552,044
6.5 - 6.99%	6.70%	4.06%	543,383
7.0 - 7.49%	7.17%	4.53%	188,862
7.5 - 7.99%	7.71%	5.07%	320,001
8.0 - 8.99%	8.18%	5.54%	745,756
> 9.0%	9.04%	6.40%	256,357
			$13,132,479

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2015, the weighted average estimated variable conversion rate was 1.89% and the short-term interest rate was 20 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2015 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2016	$1,000,000	0.76%
2017	2,100,000	0.84
2018	1,350,000	1.11
2025	100,000	2.32
	$4,550,000	0.93%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2015:

Index	Frequency of variable resets	Assets	Debt outstanding that funded student loan assets
1 month LIBOR (a)	Daily	$26,648,016	—
3 month H15 financial commercial paper	Daily	1,460,640	—
3 month Treasury bill	Daily	846,723	—
3 month LIBOR (a) (b)	Quarterly	—	16,612,131
1 month LIBOR	Monthly	—	10,130,135
Auction-rate (c)	Varies	—	1,161,515
Asset-backed commercial paper (d)	Varies	—	996,246
Other (e)		19,648	75,000
		$28,975,027	28,975,027

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes these derivatives as of September 30, 2015:

Maturity	Notional amount
2016	$5,500,000
2022	450,000
2023	1,050,000
2026	200,000
	$7,200,000	(1)

(1)	The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2015 was one-month LIBOR plus 9.0 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a derivative instrument (cross-currency interest rate swap) that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk.”

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of September 30, 2015, the Company was sponsor for $1.2 billion of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(22,118)	(23.0)%	$(41,518)	(43.3)%	$(4,393)	(4.5)%	$(13,180)	(13.7)%
Impact of derivative settlements	9,299	9.6	27,896	29.1	1,564	1.6	4,692	4.9
Increase (decrease) in net income before taxes	$(12,819)	(13.4)%	$(13,622)	(14.2)%	$(2,829)	(2.9)%	$(8,488)	(8.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.18)		$(0.19)		$(0.04)		$(0.12)

	Three months ended September 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(22,349)	(16.9)%	$(40,712)	(30.9)%	$(4,448)	(3.4)%	$(13,345)	(10.1)%
Impact of derivative settlements	8,669	6.5	26,009	19.8	1,928	1.5	5,785	4.4
Increase (decrease) in net income before taxes	$(13,680)	(10.4)%	$(14,703)	(11.1)%	$(2,520)	(1.9)%	$(7,560)	(5.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.18)		$(0.20)		$(0.03)		$(0.10)

	Nine months ended September 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(61,850)	(21.3)%	$(111,123)	(38.4)%	$(12,706)	(4.4)%	$(38,118)	(13.2)%
Impact of derivative settlements	25,846	8.9	77,536	26.8	4,345	1.5	13,035	4.5
Increase (decrease) in net income before taxes	$(36,004)	(12.4)%	$(33,587)	(11.6)%	$(8,361)	(2.9)%	$(25,083)	(8.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.49)		$(0.45)		$(0.12)		$(0.35)

	Nine months ended September 30, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(59,536)	(16.3)%	$(104,486)	(28.6)%	$(12,904)	(3.5)%	$(38,714)	(10.6)%
Impact of derivative settlements	32,453	8.9	97,360	26.7	5,721	1.5	17,166	4.7
Increase (decrease) in net income before taxes	$(27,083)	(7.4)%	$(7,126)	(1.9)%	$(7,183)	(2.0)%	$(21,548)	(5.9)%
Increase (decrease) in basic and diluted earnings per share	$(0.36)		$(0.10)		$(0.09)		$(0.29)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, the legal proceeding captioned Grant Keating v. Peterson's Nelnet, LLC et al was dismissed during the quarter ended September 30, 2015.

ITEM 1A.  RISK FACTORS

Except as disclosed in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, there have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2015 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2015	354,574	$43.83	354,164	4,150,186
August 1 - August 31, 2015	—	—	—	4,150,186
September 1 - September 30, 2015	2,010	36.59	—	4,150,186
Total	356,584	$43.79	354,164

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 410 shares, 0 shares, and 2,010 shares in July, August, and September 2015, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On May 7, 2015, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018.

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through October 30, 2020, impose restrictions with respect to the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the amount of recourse indebtedness, and the amount of private education loans held by the Company. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

ITEM 5. OTHER INFORMATION

The Company has elected to include the following information with respect to an event that occurred on October 30, 2015 in this Quarterly Report on Form 10-Q in lieu of reporting it in a separately filed Current Report on Form 8-K. This information would otherwise have been reported in a Form 8-K under the headings “Item 1.01 Entry into a Material Definitive Agreement.” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”

On October 30, 2015, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with respect to the previously reported Credit Agreement dated as of February 17, 2012, as previously amended, for the Company’s $350.0 million unsecured line of credit with U.S. Bank National Association, as agent for the lenders, and the lender parties thereto. The original Credit Agreement and certain amendments thereto were previously reported under Items 1.01 and 2.03 of Current Reports on Form 8-K filed by the Company on February 24, 2012, April 2, 2013, and July 7, 2014.

Under the terms of the Amended Credit Agreement, the maturity date of the credit agreement was extended from June 30, 2019 to October 30, 2020. In addition, the following revisions were made to certain covenants:

•	A provision was added to permit acquisitions of businesses, for consideration of up to $75.0 million per fiscal year, that are not in one of the Company’s existing lines of business.

•	The cap for other non-specified permitted investments increased to 20 percent of the Company’s consolidated net worth, with the cap excluding all existing investments at the time of the amendment.

•
The current cap related to the volume of private education loans that the Company may hold was reduced from $900.0 million to a revised level of $500.0 million.   All private education loans that are held within securitization vehicles are excluded from the $500.0 million threshold.

•
The minimum consolidated net worth threshold changed beginning as of September 30, 2015 to be not less than the sum of (i) $1.35 billion; plus, in each case for periods after September 30, 2015, (ii) 50 percent of consolidated net income;  plus (iii) 100 percent of the increase to consolidated net worth from the issuance of capital stock.

The facility size of $350.0 million and cost of funds did not change as part of the amendment.

As of September 30, 2015, the unsecured line of credit had an outstanding balance of $70.0 million and $280.0 million was available for future use.

The description above is a summary of the amended terms for the line of credit under the Amended Credit Agreement and is qualified in its entirety by the complete text of the Amended Credit Agreement, a copy of which is filed with this report as Exhibit 10.1, and is incorporated by reference herein.

ITEM 6.  EXHIBITS

10.1*
Amended and Restated Credit Agreement dated as of October 30, 2015, among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, Lead Arranger and Book Runner, Wells Fargo Bank, National Association, as Syndication Agent, and Citibank, N.A. and Royal Bank of Canada, as Co-Documentation Agents, and various lender parties thereto.

10.2*	Amended and Restated Guaranty dated as of October 30, 2015 by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 5, 2015	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	November 5, 2015	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer