Form 10-K
period 2015-12-31
NELNET INC
filed 2016-02-25
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X ]   Accelerated filer [ ] Non-accelerated filer [  ] Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $43.31 per share, was $1,092,135,927. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2016, there were 31,729,166 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2016 Annual Meeting of Shareholders, scheduled to be held May 26, 2016, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2015

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to reduced government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, including potential adverse effects on the Company's guaranty servicing contracts, risks related to adverse changes in the Company's future volumes allocated under the Company's loan servicing contract with the U.S. Department of Education (the "Department"), which accounted for approximately 15 percent of the Company's revenue in 2015, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education loans;

•	risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

•
the uncertain nature of the expected benefits from the acquisition of Allo Communications LLC and the ability to integrate its telecommunications operations and successfully expand its fiber network in existing service areas and additional communities;

•
risks and uncertainties related to initiatives to pursue additional strategic investments and acquisitions, including investments and acquisitions that are intended to diversify the Company both within and outside of its historical core education-related businesses; and

•
risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.

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

PART I.
ITEM 1. BUSINESS

Overview

Nelnet, Inc. (the “Company”) is a diverse company with a focus on delivering education-related products and services and student loan asset management. The largest operating businesses engage in student loan servicing, tuition payment processing and school information systems, and telecommunications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

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

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2015, the Company had a $28.3 billion student loan portfolio that will amortize over the next approximately 25 years. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. However, since July 1, 2010, the effective date on and after which no new loans could be originated under the FFEL Program, the Company has purchased $20.8 billion of FFELP loans from other FFELP loan holders looking to adjust their FFELP businesses. The Company believes there may be additional opportunities to purchase FFELP portfolios to generate incremental earnings and cash flow. However, since all FFELP loans will eventually run off, a key objective of the Company is to reposition the Company for the post-FFELP environment.

To reduce its reliance on interest income on student loans, the Company has expanded its services and products. In addition, in 2009, the Company began servicing federally-owned student loans for the Department. As of December 31, 2015, the Company was servicing $147.3 billion of student loans for 5.8 million borrowers on behalf of the Department.

Recent Developments

Telecommunications Acquisition

On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo Communications LLC (“Allo”) for total cash consideration of $46.25 million. The remaining 7.5 percent of the ownership interests of Allo is owned by Allo management, who has the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo. Allo provides pure fiber optic service directly to homes and businesses for internet, television, and telephone services. The acquisition of Allo provides additional diversification of the Company's revenues and cash flows outside of education. In addition, the acquisition leverages the Company's existing infrastructure, customer service capabilities and call centers, and financial strength and liquidity for continued growth.

Sale of Nelnet Enrollment Solutions

On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Solutions, for total cash consideration of $3.0 million. The majority of the cash proceeds will be recorded as a gain during the first quarter of 2016. The Company recognized $51.1 million of revenue and $9.3 million of gross margin related to these products and services during 2015. The Company retained the digital marketing and content solution products and services under the brand name Peterson's within the Nelnet Enrollment Solutions business, which include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning, and on-line information about colleges and universities. The sale of Sparkroom LLC will not have a significant impact to net income in future periods.

Operating Segments

The Company has four reportable operating segments as summarized below.

Student Loan and Guaranty Servicing

•	Referred to as Nelnet Diversified Solutions (“NDS”)

•	Focuses on student loan servicing, student loan servicing-related technology solutions, and outsourcing services for lenders, guaranty agencies, and other entities

•	Includes the brands Nelnet Loan Servicing, Firstmark Services, Nelnet Guarantor Solutions, 5280 Solutions, CampusGuard, Proxi, and U-Fi

Tuition Payment Processing and Campus Commerce

•	Commonly known as Nelnet Business Solutions (“NBS”)

•	Focuses on tuition payment plans, financial needs assessment services, online payment and refund processing, and school information system software

•	Includes the brands FACTS Management and RenWeb

Asset Generation and Management

•	Includes the acquisition and management of the Company's student loan assets

Telecommunications

•	Includes the operations of Allo

•	Focuses on providing pure fiber optic service directly to homes and businesses for internet, television, and telephone services

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

For financial reporting purposes, the Company will disclose the operating results of Allo as a separate reportable operating segment. The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition. As such, Allo’s assets and liabilities as of December 31, 2015 are included in the Company’s consolidated balance sheet. However, Allo had no impact on the consolidated statement of income for 2015. Beginning January 1, 2016, the Company will reflect the operations of Allo in the consolidated statements of income. A description of Allo is provided with the other reportable operating segments below.

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

As of December 31, 2015, the Company serviced $176.4 billion of student loans for 7.4 million borrowers. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Student Loan and Guaranty Servicing Operating Segment - Results of Operations - Student Loan Servicing Volumes" for additional information related to the Company's servicing volume.

Servicing federally-owned student loans for the Department

The Company is one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") awarded a student loan servicing contract by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department, with new loan volume allocated among the four servicers based on certain performance metrics established by the Department beginning in 2010. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. Under the servicing contract, the Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. The amount paid per each unique borrower is dependent on the status of the borrower (such as in school or in repayment). The servicing contract was originally scheduled to expire in June 2014. Effective as of June 17, 2014, the Department extended the servicing contract with the Company for an additional five years through June 16, 2019.

As of December 31, 2015, the Company was servicing $147.3 billion of student loans for 5.8 million borrowers under this contract. The Department is the Company's largest customer, representing approximately 15 percent of the Company's revenue in 2015.

The Department currently allocates new loan volume among the four servicers based on the following performance metrics:

•	Two metrics measure the satisfaction among separate customer groups, including borrowers (35 percent) and Federal Student Aid personnel who work with the servicers (5 percent).

•
Three metrics measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default as reflected by the percentage of borrowers in current repayment status (30 percent), percentage of borrowers more than 90 days but less than 271 days delinquent (15 percent), and percentage of borrowers over 270 days and less than 361 days delinquent (15 percent).

The allocation of ongoing volume is determined twice each year based on the performance of each servicer in relation to the other servicers. Quarterly results are compiled for each servicer. The average of the September and December quarter end results are used to allocate volume for the period from March 1 to August 31, and the average of the March and June quarter end results are used to allocate volume for the period from September 1 to February month end, of each year.

During the first five years of the servicing contract, the Department allocated new loan volume among the four servicers based on the following performance metrics:

•
Three metrics measured the satisfaction among separate borrower groups, including borrowers (20 percent), financial aid personnel at postsecondary schools participating in federal student loan programs (20 percent), and Federal Student Aid and other federal agency personnel or contractors who worked with the servicers (20 percent).

•
Two performance metrics measured the success of default prevention efforts as reflected by the percentage of borrowers (20 percent) and percentage of dollars (20 percent) in each servicer's portfolio that went into default.

The Department also has contracts with 31 not-for-profit ("NFP") entities to service student loans, although six NFP servicers service the volume allocated to these 31 entities. While previously these entities have only serviced existing loans, effective January 1, 2015 they began to receive a total of 25 percent of new borrower loan volume, and as of September 1, 2015, this allocation was increased to 26 percent. The allocation of new borrower loan volume has and will continue to decrease new allocation volume for the Company.

The following table shows the Company's rankings and percent of new volume allocated to the Company since the inception of the Department's allocations of new loan volume based on performance metrics methodologies under this contract:

	Contract Year
	1	2	3	4	5		6 (a)	6 (b)
Defaulted borrower #	4	4	1	1	2	Borrower survey	2	2
Defaulted borrower $	4	4	1	1	2	FSA survey	2	2
Borrower survey	4	4	3	2	2	Current repay %	4	4
School survey	2	2	2	3	2	91-270 Repay %	4	4
FSA survey	3	3	3	3	4	271-360 Repay %	4	4
Overall ranking	4	4	1	1	2		4	4
Allocation	16%	16%	30%	30%	26%		14%	13%
Allocation period	August 15, 2010 - August 14, 2011	August 15, 2011 - August 14, 2012	August 15, 2012 - August 14, 2013	August 15, 2013 - August 14, 2014	August 15, 2014 - February 28, 2015		March 1, 2015 - August 31, 2015	September 1, 2015 - February 29, 2016

(a)	Ranking based on the average of the September and December 2014 quarter end results.

(b)	Ranking based on the average of the March and June 2015 quarter end results.

As of the filing of this report, the Department has not announced the September and December 2015 quarter end performance results for the March 1, 2016 to August 31, 2016 allocation period.

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

The Company serviced FFELP loans on behalf of 32 third-party servicing customers as of December 31, 2015. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan contract servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.

The elimination of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as FFELP loan portfolios are paid down. However, the Company believes there may be opportunities to service additional FFELP loan portfolios from current FFELP participants as the program winds down.

Marketing, originating, and servicing private education student loans

The Student Loan and Guaranty Servicing operating segment conducts marketing, origination, and servicing activities for private education loans. Private education loans are loans to students or their families that are non-federal loans; as such, the loans are not issued or guaranteed by the federal government. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or the borrowers' personal resources. Although similar in terms of activities and functions as FFELP loan servicing (i.e., application processing, disbursement processing, payment processing, customer service, statement distribution, and reporting), private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements. The Company has invested in modernizing its website and origination servicing platform to position the private education servicing business for the long-term, expanding out services to include refinance and personal loan programs. The Company serviced private education loans on behalf of 26 third-party servicing customers as of December 31, 2015.

Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

The Student Loan and Guaranty Servicing operating segment provides servicing support for guaranty agencies, which serve as intermediaries between the Department and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The Department has designated 29 guarantors that have been formed as either state agencies or non-profit corporations that provide FFELP guaranty services in one or more states. More than half of these guarantors contract externally for operational or technology services. The services provided by the Company include providing software and data center services, borrower and loan updates, default aversion services, claim processing services, and post-default collection services.

A significant portion of guaranty servicing revenue earned by the Company relates to rehabilitating defaulted FFELP loans (collection services) on behalf of guaranty agencies. Federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. These provisions reduced the amount guaranty agencies retain upon successful rehabilitation from 37 percent to 16 percent of the loan balance.  The decrease in the retention percent earned by guaranty agencies negatively impacted the Company’s guaranty collections revenue, and also contributed to a reduction in the segment's operating margin.  During the years ended December 31, 2015, 2014, and 2013, the Company recognized $34.3 million, $41.6 million, and $54.2 million, respectively, in revenue from rehabilitating defaulted FFELP loans for guaranty agencies.

A significant amount of the Company's guaranty servicing revenue has historically come from a single guaranty servicing client, College Assist, the Colorado state-designated guarantor. The contract with College Assist expired on October 31, 2015, and was not renewed. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from College Assist for the years ended December 31, 2015 and 2014 was $37.3 million and $48.5 million, respectively.

The Company’s second largest guaranty servicing client, Tennessee Student Assistance Corporation ("TSAC"), has notified its servicer partners that it intends to exit the FFELP guaranty business at the end of their contract term on June 30, 2016. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from TSAC for the years ended December 31, 2015 and 2014 was $19.5 million and $17.9 million, respectively.

After the expiration of TSAC's contract, effective June 30, 2016, the Company's only guaranty servicing customer will be the National Student Loan Program ("NSLP"). The Company provides software and data center services to NSLP, and recognized $4.0 million of revenue from this customer in 2015.

Providing student loan servicing software and other information technology products and services

The Student Loan and Guaranty Servicing operating segment provides student loan servicing software for servicing private education and federal loans. These proprietary software systems are used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third-parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2015, 1.8 million borrowers were hosted on the Company's hosted servicing software solution platforms.

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

With the elimination of new loan originations under the FFEL Program, four servicers, including the Company, were named by the Department in 2009 as servicers of federally-owned loans. The three other servicers are Great Lakes Educational Loan Services Inc. (“Great Lakes”), FedLoan Servicing (Pennsylvania Higher Education Assistance Agency (“PHEAA”)), and Navient. In addition, the Department has contracts with 31 NFP entities to service student loans that are serviced by six prime servicers. These NFP entities were authorized in 2012 to begin servicing loans for existing borrower accounts. While previously these entities have only serviced existing loans, effective January 1, 2015 they began to receive a portion of new borrower loan activity. The Company currently licenses its hosted servicing software to four prime servicers that represent 13 NFP organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to the NFP servicers.

Guaranty servicing

With the elimination of new loan originations under the FFEL Program, services provided to guaranty agencies will continue for agencies' existing portfolios. The Company anticipates continuing to serve its existing guaranty customers as their portfolios pay down and/or until they exit the FFELP guaranty business. The Company does not expect to increase the number of its guaranty servicing customers.

Software and technology

The Company is one of the leaders in the development of servicing software for private education, Federal Direct Loan Program, and FFELP student loans. Many student loan lenders and servicers utilize the Company's software either directly or indirectly. The Company believes the investments it has made to scale its systems and to create a secure infrastructure to support the Department's servicing volume and requirements increase its competitive advantage as a long-term partner in the loan servicing market.

Tuition Payment Processing and Campus Commerce

The Company's Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education). It also provides innovative education-focused technologies, services, and support solutions to help schools automate administrative processes and collect and process commerce data.

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Tuition Payment Processing and Campus Commerce Operating Segment - Results of Operations" for a discussion of the seasonality of the business in this operating segment.

K-12

In the K-12 market, the Company offers tuition management services, school information systems, and assistance with financial needs assessment and donor management. The Company provides services for almost 9,400 K-12 schools and serves over 2.3 million students and families.

The Company is the market leader in actively managed tuition payment plans. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow families to make monthly payments over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company's financial needs assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

On June 3, 2014, the Company purchased 100 percent of the ownership interests of RenWeb. RenWeb provides school information systems to help schools automate administrative processes such as admissions, scheduling, student billing, attendance, and grade book management. RenWeb's information systems software is sold as a subscription service to schools. The combination of RenWeb’s school administration software and the Company’s tuition management and financial needs assessment services has significantly increased the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.

Higher Education

The Company offers two principal products to the higher education market: actively managed tuition payment plans, and campus commerce technologies and payment processing. The Company provides service for almost 800 colleges and universities world-wide and serves over 6.8 million students and families.

Higher education institutions contract with the Company to administer actively managed payment plans that allow the student and family to make monthly payments on either a semester or annual basis. The Company collects a fee from the student or family as an administration fee.

The Company's suite of campus commerce solutions provides services that allow for families' electronic billing and payment of campus charges. Campus commerce includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among other activities. The Company earns revenue for e-billing, hosting and maintenance, credit card processing fees, and e-payment transaction fees, which are powered by the Company's QuikPAY system, a secure payment processing engine.

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

The Company's principal competitive advantages are (i) the customer service it provides to institutions and consumers, (ii) the technology provided with the Company's service, and (iii) the Company's ability to integrate its technology with the institution clients and their third party service providers. The Company believes its clients select products primarily based on technology features and functionality and the ability to integrate with other systems, but price and service also impact the selection process.

Asset Generation and Management

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets. As of December 31, 2015, the Company's student loan portfolio was $28.3 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Results of Operations - Student Loan Spread Analysis,” for further details related to the student loan spread. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Student loans consist of federally insured student loans and private education loans. Federally insured student loans were originated under the FFEL Program. The Company's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. Substantially all of the Company's loan portfolio (99.1 percent as of December 31, 2015) is federally insured. The Company's portfolio of private education loans is subject to credit risk similar to other consumer loan assets.

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

Origination and Acquisition

The Reconciliation Act of 2010 eliminated originations of new FFELP loans effective July 1, 2010.   However, the Company believes there will be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, from July 1, 2010 through December 31, 2015, the Company purchased a total of $20.8 billion of FFELP student loans from various third-parties, including a total of $3.9 billion during 2015. The Company's competition for the purchase of student loan portfolios and residuals includes large banks, hedge funds, and other student loan finance companies.

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

Telecommunications

As discussed above, on December 31, 2015, the Company acquired 92.5 percent of the membership interests of Allo. Allo derives its revenue primarily from the sale of advanced telecommunication services, including internet, television, and telephone services, to residential and business customers in Nebraska, and specializes in high-speed internet services available through its all-fiber network. Allo currently serves the Scottsbluff, Gering, Bridgeport, North Platte, Ogallala, and Alliance communities in Nebraska. In November 2015, Allo announced plans to expand its network to make services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years.

Internet and television services

Internet, broadband, and television services include data and video products and services to residential and business subscribers. Allo data services provide high-speed internet access over Allo's all-fiber network at various symmetrical speeds up to 1 gigabit per second, depending on the nature of the network facilities that are available, the level of service selected, and the geographic market availability. Allo also offers a variety of data connectivity services in select markets, including Ethernet services capable of connecting multiple connections over Allo's fiber-based networks. Depending on geographic market availability, Allo's Internet Protocol Television Video ("IPTV") services range from limited basic service to advanced television, which includes several plans each with hundreds of local, national, and music channels, including premium and pay-per-view channels, as well as video on demand service. Subscribers may also subscribe to Allo's advanced video services, which consist of high-definition television, digital video recorders (“DVR”), and/or a whole home DVR. Allo's whole home DVR gives customers the ability to watch recorded shows on any television in the house, record multiple shows at one time, and utilize an intuitive on-screen guide and user interface.

Allo expects that internet, broadband, and television services will continue to increase as a more significant component of its overall services, and offset the anticipated decline in traditional residential telephone services, which continue to be impacted by the industry-wide decline in access lines.

Telephone services

Local calling services include a full suite of telephone services, including basic services, primary rate interface ("PRI"), and session initiation protocol ("SIP"). Allo's service plans include options for voice-mail and other enhanced custom calling features including hunting, caller ID, call forwarding, call waiting, among others. Services are charged at a fixed monthly rate or can be bundled with selected services at a discounted rate. Allo provides a hosted PBX package, which utilizes a soft switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system. The package bundles local service, calling features, and internet protocol (“IP”) business telephones.

Long-distance services include traditional domestic and international long distance which enables customers to make calls that terminate outside their local calling area. These services also include toll free calls and conference calling. Allo offers a variety of long-distance plans, including unlimited flat-rate calling plans, and offers a combination of subscription and usage fees.

Summary Financial and Operating Data

The acquisition of privately held Allo was completed on December 31, 2015. The fair value of Allo's assets acquired and liabilities assumed are included in the Company's consolidated balance sheet as of December 31, 2015. However, no operating results of Allo are included in the consolidated income statement of the Company for the year ended December 31, 2015. See note 7 of the notes to consolidated financial statements included in this report for additional information related to the acquisition of Allo.

Certain unaudited historical financial and operating data of Allo prior to the Company's acquisition of Allo is summarized below.

	2015	2014	2013
	(Dollars in thousands)
Residential revenue	$8,665	6,155	3,988
Business revenue	6,940	6,163	5,541
Total revenue	$15,605	12,318	9,529

EBITDA (a)	$4,274	3,000	1,715
Capital expenditures	6,678	4,522	6,775

Revenue contribution:
Internet	36.1%	33.3%	31.8%
Telephone	29.9	34.9	42.1
Television	32.6	29.4	24.7
Other	1.4	2.4	1.4
	100%	100%	100%

Residential customer information:
Households served	7,600	5,794	3,905
Households passed (b)	21,274	16,433	16,054
Total households in current markets	28,874	19,592	19,592
Total households in markets announced (c)	137,500	23,389	19,592

(a)
Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a non-GAAP performance measure that is frequently used in capital-intensive industries such as telecommunications. Allo's management has historically used EBITDA to compare Allo's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. EBITDA excludes interest expense and income taxes because these items are associated with a company's particular capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses primarily reflect the impact of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods, which may be evaluated through cash flow measures. There are limitations to using EBITDA as a performance measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from Allo's calculations. In addition, EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

(b)
Represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines, but have not been connected.

(c)
In November 2015, Allo announced plans to expand its network to make services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years.

Sales and Marketing

The key components of Allo's overall marketing strategy include:

•
Promoting the advantages of an all-fiber network connected directly to homes and businesses that delivers synchronous internet speeds of one gigabit per second (about 100 times faster than standard broadband connections with copper or coaxial cable)

•	Building complete fiber communities by passing all homes and businesses within their network

•	Organizing sales and marketing activities around consumer, enterprise, and carrier customers

•	Positioning Allo as a single point of contact for customers’ communications needs

•	Providing customers with a broad array of internet, broadband, television, and telephone services and bundling these services whenever possible

•	Providing excellent customer service, including 24/7/365 centralized customer support to coordinate installation of new services, repair, and maintenance functions

•	Developing and delivering new services to meet evolving customer needs and market demands

•	Utilizing proven modern technology to deliver services

Allo currently offers services through direct marketing, call centers, its website, communication centers, and commissioned sales representatives. Allo markets its services both individually and as bundled services, including its triple-play offering of internet, television, and telephone services. By bundling service offerings, Allo is able to offer and sell a more complete and competitive package of services, which simultaneously increases its margin per customer and adds value for the consumer. Allo also believes that bundling leads to increased customer loyalty and retention.

Network Architecture and Technology

Allo has made significant investments in its technologically advanced telecommunications networks. As a result, Allo is able to deliver high-quality, reliable internet, television, and telephone services through fiber optics. Allo's wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network to the customer premises, Allo can increase its service offerings, quality, and bandwidth services. Allo's existing fiber network enables it to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of internet devices in the home, and Allo's all-fiber network enhances its operating efficiencies by facilitating new network and technology choices that provide for lower costs to operate. Allo's networks are supported by an advanced 100 percent digital telephone switch and IPTV service platform. The digital switch provides all local telephone customers with access to a full suite of telecommunication products, custom calling features, and value-added services. Allo's fiber network utilizes fiber-to-the-premise (“FTTP”) networks to offer bundled residential and commercial services. Allo leverages its high definition IPTV headend equipment to distribute content across its network allowing Allo to provide a sharp video picture, and to better manage costs of future channel additions and upgrades. Allo's network provides substantially all of its marketable homes and businesses with bandwidth of 1 gigabit per second.

Growth Strategy

As discussed above, Allo plans to increase its customer base with its superior all-fiber network by entering additional markets currently served by carriers using traditional copper and coaxial cable in their telecommunications network, including Lincoln, Nebraska and additional communities in Nebraska and surrounding states. Although the initial capital expenditures for these expansion efforts are expected to be significant, Allo believes that its service delivery model will continue to generate customer demand sufficient to provide attractive returns on the capital investment. In addition, Allo is focused on increasing revenues per customer by capitalizing on increased demand for bandwidth by commercial and residential customers. With respect to IPTV services, at increased revenue levels operating margins have typically remained constant on a per customer basis.

Competition

Telecommunications businesses are highly competitive and continue to face increased competition as a result of technology changes and industry legislative and regulatory developments. Allo faces actual or potential competition from many existing and emerging companies, including incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, internet service providers ("ISPs"), satellite companies, cable television companies, and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. Due to consolidation and strategic alliances within the industry, Allo cannot predict the number of competitors it will face at any given time. The wireless business has expanded significantly and has caused many residential subscribers to traditional telephone services to give up those services and to rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are referred to as “over-the-top” services that deliver video content to televisions and computers over the internet. Over-the-top services can include episodes of highly-rated television series in their current broadcast seasons. They also can include content that is related to broadcast or sports content that Allo carries, but that is distinct and may be available only through the alternative source. Finally, the transition to digital broadcast television has allowed many consumers to obtain high definition local broadcast television signals (including many network affiliates) over-the-air, using a simple antenna. Consumers can pursue each of these options without foregoing any of the other options. The incumbent telephone carrier in the markets Allo serves enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition, and connection to virtually all of Allo's customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. Allo's competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services Allo offers. Their success in selling some services competitive with Allo's can lead to revenue erosion in other related areas. Allo faces intense competition in its markets for long-distance, internet access, and other ancillary services that are important to Allo's business and to its growth strategy.

Regulation and Supervision

The Company's operating segments and industry partners are heavily regulated by federal and state government regulatory agencies. The following provides a summary of the more significant existing and proposed legislation and regulations affecting the Company. A failure to comply with these laws and regulations could subject the Company to substantial fines, penalties, and remedial and other costs, restrictions on business, and the loss of business. Regulations and supervision can change rapidly, and changes could alter the manner in which the Company operates and increase the Company's operations expenses as new or additional regulatory compliance requirements are addressed.

Student Loan and Guaranty Servicing

The Company's Student Loan and Guaranty Servicing operating segment, which services Federal Direct Loan Program, FFELP, and private education loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant federal laws and regulations include:

•	The Higher Education Act, which establishes financial responsibility and administrative capability that govern all third-party servicers of insured student loans

•	The Telephone Consumer Protection Act (“TCPA”), which governs communication methods that may be used to contact customers

•	The Truth-In-Lending Act and Regulation Z, which governs disclosures of credit terms to consumer borrowers

•	The Fair Credit Reporting Act and Regulation V, which governs the use and provision of information to consumer reporting agencies

•	The Equal Credit Opportunity Act and Regulation B, which prohibits discrimination on the basis of race, creed, or other prohibited factors in extending credit

•
The Servicemembers Civil Relief Act (“SCRA”), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability

•	The Electronic Funds Transfer Act (“EFTA”) and Regulation E, which protects individual consumers engaged in electronic fund transfers (“EFTs”)

•
The Gramm-Leach-Bliley Act (“GLBA”) and Regulation P, which governs a financial institution’s treatment of nonpublic personal information about consumers and requires that an institution, under certain circumstances, notify consumers about its privacy policies and practices

•	Laws prohibiting unfair, deceptive, or abusive acts or practices

•	Various laws, regulations, and standards that govern government contractors

As a student loan servicer for the federal government and for financial institutions and guarantors, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act. The Higher Education Act regulates every aspect of the federally insured student loan program. Currently, Congress is evaluating proposals to reauthorize the Higher Education Act.

Under the TCPA, plaintiffs may seek actual monetary loss or damages of $500 - $1,500 per violation, whichever is greater, and the courts may treble the damage award for willful or knowing violations. In addition, TCPA lawsuits have asserted putative class action claims. In July 2015, the Federal Communications Commission ("FCC") issued a Declaratory Ruling and Order (the “Ruling”) addressing petitions with the FCC seeking relief or clarification regarding the TCPA. The Ruling addresses several issues, including the definition of “autodialer” and liability for calls to recipients of telephone numbers that have been reassigned.

In July 2010, Congress passed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”), which has broad authority to regulate a wide range of consumer financial products and services. In December 2013, the CFPB issued a rule that allows the CFPB to supervise nonbank student loan servicers that handle more than one million borrowers, including the Company, thus giving the CFPB broad authority to examine, investigate, supervise, and otherwise regulate the Company's businesses, including the authority to impose fines and require changes with respect to any practices that the CFPB finds to be unfair, deceptive, or abusive.

In May 2015, the CFPB launched a public inquiry into student loan servicing practices throughout the industry. In September 2015, the CFPB issued a report discussing public comments submitted in response to the inquiry, and suggesting a framework to improve borrower outcomes and reduce defaults, including the creation of consistent, industry-wide standards for the entire servicing market.

Additionally, the Dodd-Frank Act authorizes state officials to enforce regulations issued by the CFPB. Most states also have statutes that prohibit unfair and deceptive practices. To the extent states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB under the Dodd-Frank Act, or states increase their examination, supervision, and enforcement activities, the Company's ability to offer the same products and services to consumers nationwide may be limited and the Company may be subject to a higher risk of state enforcement actions.

As a third-party service provider to financial institutions, the Company is subject to periodic examination by the Federal Financial Institutions Examination Council (“FFIEC”). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks, the Federal Deposit Insurance Corporation, and the CFPB, and to make recommendations to promote uniformity in the supervision of financial institutions.

Tuition Payment Processing and Campus Commerce

The Tuition Payment Processing and Campus Commerce operating segment provides tuition management services and school information software for K-12 schools and tuition management services and campus commerce solutions for higher education institutions. As a service provider that takes payment instructions from institutions and their constituents and sends them to bank partners, the Company is directly or indirectly subject to a variety of federal and state laws and regulations. The Company's contracts with clients and bank partners require the Company to comply with these laws and regulations.

The Company's payment processing services are subject to the EFTA and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards, and certain other electronic banking services. The Company assists its bank partners with fulfilling their compliance obligations pursuant to these requirements.

The Company's payment processing services are also subject to the National Automated Clearing House Association (“NACHA”) requirements, which include operating rules and sound risk management procedures to govern the use of the Automated Clearing House ("ACH") Network. These rules are used to ensure that the ACH Network is efficient, reliable, and secure for its members. Because the ACH Network uses a batch process, the importance of proper submissions by NACHA members is magnified.

The Company is also impacted by laws and regulations that affect the bankcard industry. The Company is registered with Visa, MasterCard, American Express, and the Discover Network as a service provider and is subject to their respective rules.

The Company's higher education institution clients are subject to the Family Educational Rights and Privacy Act (“FERPA”), which protects the privacy of student education records. The Company's higher education institution clients disclose certain non-directory information concerning their students to the Company, including contact information, student identification numbers, and the amount of students’ credit balances pursuant to one or more exceptions under FERPA. Additionally, as the Company is indirectly subject to FERPA, it may not permit the transfer of any personally identifiable information to another party other than in a manner in which an educational institution may properly disclose it. While the Company believes that it has adequate policies and procedures in place to safeguard the privacy of such information, a breach of this prohibition could result in a five-year suspension of the Company's access to the related client’s records. The Company may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable student information.

Some of the Company's K-12 and higher education institution clients choose to charge convenience fees to students, parents, or other payers who make online payments using a credit or debit card. Laws and regulations related to such fees vary from state to state and certain states have laws that to varying degrees prohibit the imposition of a surcharge on a cardholder who elects to use a credit or debit card in lieu of cash, check, or other means. The Company works with its clients to ensure that it can continue to provide the services they demand, while ensuring the Company is in compliance with these laws and regulations.

The CFPB has responsibility for regulating consumer financial products and services and enforcing most federal consumer protection laws in the area of financial services, including consumer credit and the prepaid card industry. The CFPB has proposed regulations regarding the prepaid card industry, which, if adopted as proposed, could impose significant additional disclosure requirements, overdraft requirements, and other requirements on the prepaid card industry. Similarly, other future actions of the CFPB could require further regulatory disclosures and changes to payment card practices, fees, routing, and other matters with respect to credit, debit, and prepaid cards.

The Company's contracts with higher education institution clients also require us to comply with regulations promulgated by the Department regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act. On October 30, 2015, the Department amended cash management and other regulations to ensure students have convenient access to their Title IV funds, do not incur unreasonable fees, and are not led to believe they must open a financial account to receive such funds.

Asset Generation and Management

The Dodd-Frank Act provides the Commodity Futures Trading Commission (the "CFTC") and the Securities and Exchange Commission (the "SEC") with substantial authority to regulate over-the-counter derivative transactions, and includes provisions that require derivative transactions to be executed through an exchange or central clearinghouse. There are also new risk retention rules set to go into effect in the fourth quarter of 2016 that could affect future student loan asset-backed securitization transactions by requiring issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a portion of the underlying assets' credit risk, expand disclosure and reporting requirements for each tranche of asset-backed securities, including new loan-level data requirements, and expand disclosure requirements relating to the representations, warranties, and enforcement mechanisms available to investors.

Telecommunications

The telecommunications business that we have entered through the acquisition of Allo on December 31, 2015 is subject to extensive federal, state, and local regulation. Under the Telecommunications Act of 1996 (“Telecommunications Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

At the federal level, the FCC generally exercises jurisdiction over facilities and services of local exchange carriers to the extent they are used to provide, originate, or terminate interstate or international communications. The FCC has the authority to condition, modify, cancel, terminate, or revoke operating authority for failure to comply with applicable federal laws or FCC rules, regulations, and policies.

State regulatory commissions generally exercise jurisdiction over carriers’ facilities and services to the extent they are used to provide, originate, or terminate intrastate communications. In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks.

The Communications Act of 1934 ("Communications Act") requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The 1996 amendments to the Communications Act, contained in the Telecommunications Act, dramatically changed, and likely will continue to change, the landscape of the telecommunications industry. The central aim of the Telecommunications Act is to open local telecommunications markets to competition while enhancing universal service. The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers. All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers.

The State of Nebraska Public Services Commission dictates service requirements and fees which have required Allo to obtain franchises from each incorporated municipality in which Allo operates. Allo is also required to obtain permits for street opening and construction, or for operating franchises to install and expand fiber optic facilities. These permits or other licenses or agreements typically require the payment of fees.

Internet Services

The provision of internet access services is not significantly regulated by either the FCC or the state commissions. However, the FCC has been moving toward the imposition of some controls on the provision of internet access. The FCC continues to assert that it has jurisdictional authority in some areas related to the promotion of an open internet. The extent of the FCC’s jurisdiction with respect to the internet has not been resolved, and the outcome could lead to increased costs for Allo in connection with its provision of internet services, and could affect Allo's ability to effectively compete.

As the internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Allo's internet services are subject to the Communications Assistance for Law Enforcement Act ("CALEA") requirements regarding law enforcement surveillance. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the internet. Pending and future legislation in this area could adversely affect Allo's operations as an ISP and its relationship with internet customers. Additionally, the FCC and Congress are considering subjecting internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on Allo's high-speed internet service. Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.” State and local governmental organizations have also adopted internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new internet regulations or the adaptation of existing laws to the internet could adversely affect Allo's business.

On June 12, 2015, the FCC Net Neutrality Order became effective. The new rules prohibit ISPs from engaging in blocking, throttling, and paid prioritization, and transparency rules compelling the disclosure of network management policies were enhanced. The FCC would also have authority under the proposed rules to hear complaints and take enforcement action if it determines that the interconnection activities of ISPs are not just and reasonable, or if ISPs fail to meet general obligations not to harm consumers or what are referred to as edge providers. Shortly after the regulations took effect, a telecommunications industry group sued to challenge the regulations. That case, United States Telecom Association v. FCC, is before the United States Court of Appeals for the District of Columbia. Oral arguments for the case were heard on December 4, 2015, and an opinion from the Court is forthcoming.

Allo does not know how the Court’s opinion will affect the regulations, whether the regulations will be subject to legal challenges in the future, or how the rules will actually be administered by the FCC, but such rules could limit Allo’s ability to efficiently manage its cable systems and respond to operational and competitive challenges.

Television Services

Federal regulations currently restrict the prices that cable systems charge for the minimum level of television programming service, referred to as “basic service,” and associated equipment. All other television service offerings are now universally exempt from rate regulation. Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of Allo's local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law. There have been frequent calls to impose expanded rate regulation on the cable industry. As a result of rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. Federal rate regulations currently include certain marketing restrictions that could affect Allo's pricing and packaging of service tiers and equipment. As Allo attempts to respond to a changing marketplace with competitive pricing practices, it may face regulations that impede its ability to compete.

IPTV operations require state or local franchise or other authorization in order to provide cable service to customers. Allo is subject to regulation under a Communications Act framework that addresses such issues as the use of local streets and rights of way; the carriage of public, educational, and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; and similar issues. In addition, federal laws and FCC regulations place limits on the common ownership of cable systems and competing multichannel television distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area. The FCC has recently expanded its oversight and regulation of the cable television-related matters. Federal law and regulations also affect numerous issues related to television programming and other content. Under federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three year cycle began on January 1, 2015. Allo has successfully negotiated agreements with all of the local television broadcast stations that would have been eligible for “must carry” treatment in each of its current markets. The contractual relationships between cable operators and most providers of content who are not television broadcast stations generally are not subject to FCC oversight or other regulation.

The Communications Act requires most utilities owning utility poles to provide access to poles and conduits, and subjects the rates charged for this access to either federal or state regulation. In 2011, the FCC amended its existing pole attachment rules to promote broadband deployment. The 2011 order allows for new penalties in certain cases involving unauthorized attachments, but generally strengthens the ability to access investor-owned utility poles on reasonable rates, terms, and conditions.

Allo's IPTV systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative proposals and administrative review and could adversely affect Allo's ability to obtain desired broadcast programming. Copyright clearances for non-broadcast programming services are arranged through private negotiations. IPTV operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and license fee disputes may arise in the future.

Telephone services

Allo offers voice communications services over its broadband network. The FCC has ruled that competitive telephone companies are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that its services can compete in the market. The scope of these interconnection rights are being reviewed in a current FCC proceeding, which may affect Allo's ability to compete in the provision of voice services or result in additional costs. The FCC has also declared that certain services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of services is not yet clear. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. These rules have resulted and will continue to result in a substantial decrease in intercarrier compensation payments over a multi-year period.

Corporate

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and safeguarding, non-public personal information. For example, in the United States, the Company and our financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA and Regulation P govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices. With certain exceptions, the GLBA prohibits a financial institution from disclosing a consumer’s nonpublic personal information to a nonaffiliated third-party unless the institution satisfies various notice requirements and the consumer does not elect to prevent, or “opt out of,” the disclosure. The GLBA also imposes specific requirements regarding the disclosure of customer account numbers and the reuse and redisclosure of information a financial institution provides to a third party. While the Company's operations are subject to certain provisions of these privacy laws, the Company has limited its use of consumer information solely to providing services to other businesses and financial institutions. The Company limits sharing of non-public personal information to that necessary to complete transactions on behalf of the consumer and to that permitted by federal and state laws.

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2015, the Company had 51 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

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

Employees

As of December 31, 2015, the Company had approximately 3,400 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information

Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company's Web site free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Investors and other interested parties can access these reports and the Company's proxy statements at http://www.nelnetinvestors.com. The Company routinely posts important information for investors on its Web site.

The Company has adopted a Code of Ethics and Conduct that applies to directors, officers, and employees, including the Company's principal executive officer and its principal financial and accounting officer, and has posted such Code of Ethics and Conduct on its Web site. Amendments to and waivers granted with respect to the Company's Code of Ethics and Conduct relating to its executive officers and directors which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations will also be posted on its Web site. The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Risk and Finance Committee Charter, and Compliance Committee Charter are also posted on its Web site.

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

We fund the majority of our FFELP student loan assets with one-month or three-month LIBOR indexed floating rate securities. In addition, the interest rates on some of our debt are set via a “dutch auction.” Meanwhile, the interest earned on our FFELP student loan assets is indexed to one-month LIBOR, three-month commercial paper, and Treasury bill rates. The different interest rate characteristics of our loan assets and our liabilities funding these assets results in basis risk. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our student loan spread to compress, while in a rising interest rate environment, it may cause the spread to increase.

As of December 31, 2015, we had $26.0 billion, $1.4 billion, and $0.8 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $15.8 billion of debt indexed to three-month LIBOR, which resets quarterly, and $10.1 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history related to the U.S. and European debt crisis that have caused volatility to be high and correlation to be reduced. There can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

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

For the year ended December 31, 2015, we earned $184.7 million of fixed rate floor income, net of $23.0 million of settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.

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

By using derivative instruments, we are exposed to credit and market risk. We attempt to manage credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by our risk committee. As of December 31, 2015, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

The Dodd-Frank Act represents a comprehensive overhaul of the regulatory framework for the financial services industry within the United States. The Dodd-Frank Act provides the CFTC with substantial authority to regulate over-the-counter derivative transactions. The CFTC issued final regulations that require derivative transactions to be executed through an exchange or central clearinghouse. As such, effective June 10, 2013, all over-the-counter derivative contracts executed by us are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third-party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post substantial amounts of liquid collateral on an initial and mark-to-market basis to cover the clearinghouse's potential future exposure in the event of default. The new clearing requirements did not alter or affect the terms and conditions of our derivative instruments executed prior to June 10, 2013. The new clearing requirements require us to post substantial amounts of liquid collateral when executing new derivative instruments, which could negatively impact our liquidity and capital resources and may prevent or limit us from utilizing derivative instruments to manage interest rate sensitivity and risks. However, the new clearing requirements reduce counterparty risk associated with derivatives executed by us after June 10, 2013.

When the fair value of a derivative contract is positive (an asset on our balance sheet), this generally indicates that the counterparty or clearinghouse owes us if the derivative was settled. If the counterparty or clearinghouse fails to perform, credit risk with such counterparty or clearinghouse is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty or clearinghouse, we would have a loss equal to the amount the derivative is recorded on the consolidated balance sheet.

When the fair value of a derivative instrument is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. The threshold at which we may be required to post collateral is dependent upon our unsecured credit rating.  The Company believes any downgrades from its current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current ratings. However, some derivative contracts have mutual optional termination provisions that can be exercised during 2022. As of December 31, 2015, the fair value of derivatives with early termination provisions was a negative $2.8 million (a liability on our balance sheet).

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties or the clearinghouse. Based on the interest rate swaps outstanding as of December 31, 2015 (for both the floor income and hybrid debt hedges), if the forward interest rate curve was one basis point lower for the remaining duration of these derivatives, we would have been required to post $1.1 million in additional collateral. In addition, if the forward basis curve between 1-month and 3-month LIBOR experienced a one basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay 1-month LIBOR and receive 3-month LIBOR), we would have been required to post $0.3 million in additional collateral.

With our current derivative portfolio, we do not currently anticipate a near term movement in interest rates having a material impact on our liquidity or capital resources, nor expect future movements in interest rates to have a material impact on our ability to meet potential collateral deposit requirements with our counterparties or clearinghouse. Due to the existing low interest rate environment, our exposure to downward movements in interest rates on our interest rate swaps is limited.  In addition, we believe the historical high correlation between 1-month and 3-month LIBOR limits our exposure to interest rate movements on the 1:3 Basis Swaps.

However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives in which the fair value of such derivatives become negative, we could be required to deposit a significant amount of collateral with our derivative instrument counterparties and/or the clearinghouse. The collateral deposits, if significant, could negatively impact our liquidity and capital resources.

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

Prepayment risk

Higher rates of prepayments of student loans, including consolidations by the Department through the Federal Direct Loan Program or private refinancing programs, would reduce our interest income.

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

Legislative risk exists as Congress evaluates proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness, other repayment options or plans, or consolidation loan programs, such initiatives could further increase prepayments and reduce interest income, and could also reduce servicing fees.

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

Credit risk

Future losses due to defaults on loans held by us present credit risk which could adversely affect our earnings.

The vast majority (99.1 percent) of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios, considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.

Our private education loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the private education loans, we consider several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. We place a private education loan on nonaccrual status when the collection of principal and interest is 90 days past due, and charge off the loan when the collection of principal and interest is 120 days past due.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2015, our allowance for loan losses was $50.5 million. During the year ended December 31, 2015, we recognized a provision for loan losses of $10.2 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors, such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. General economic and employment conditions, including employment rates for recent college graduates, during the recent recession led to higher rates of student loan defaults, which can have an adverse effect on our earnings, particularly with respect to private education loans. If actual performance is significantly worse than currently estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.

Liquidity and Funding

We fund student loans in warehouse facilities. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

The majority of our portfolio of student loans is funded through asset-backed securitizations that are structured to substantially match the maturity of the funded assets, and there are minimal liquidity issues related to these facilities. We also have student loans funded in shorter term warehouse facilities. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration.

As of December 31, 2015, we maintained three FFELP warehouse facilities and a private education loan warehouse facility as described in note 4 of the notes to consolidated financial statements included in this report.

The FFELP warehouse facilities have revolving financing structures supported by 364-day liquidity provisions, which expire in 2016. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by its final maturity date in 2018. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2015, $1.9 billion was outstanding under the FFELP warehouse facilities and $114.1 million was advanced as equity support.

The private education loan facility is supported by liquidity provisions, which have a defined expiration date of June 24, 2016. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of December 26, 2016. As of December 31, 2015, $181.2 million was outstanding on this facility and $25.2 million was advanced on the facility as equity support.

If we are unable to obtain cost-effective funding alternatives for the loans in the warehouse facilities prior to the facilities' maturities, our cost of funds could increase, adversely affecting our results of operations. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to these facilities.

We are exposed to mark-to-formula collateral support risk on one of our FFELP warehouse facilities.

One of our FFELP warehouse facilities provides formula based advance rates based on market conditions, which requires equity support to be posted to the facility. As of December 31, 2015, $32.8 million was advanced as equity support under this facility. In the event that a significant change in the valuation of loans results in additional required equity funding support for this warehouse facility greater than what we can provide, the warehouse facility could be subject to an event of default resulting in termination of the facility and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to this facility. A default on the FFELP warehouse facility would result in an event of default on our $350.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable. The other two FFELP warehouse facilities and our private education loan warehouse facility have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements.

We are subject to economic and market fluctuations related to our investments.

We currently invest a substantial portion of our excess cash in student loan asset-backed securities and other investments that are subject to market fluctuations. The amount of these investments was $155.4 million as of December 31, 2015, including $147.9 million in student loan asset-backed securities. These securities earn a floating interest rate and carry expected returns of approximately LIBOR + 200-500 basis points to maturity. While the vast majority of these securities are backed by FFELP government guaranteed student loan collateral, most are in subordinate tranches and have a greater risk of loss with respect to the applicable student loan collateral pool. While we expect these securities to have few credit issues if held to maturity, they do have limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.

A number of FFELP asset-backed securitization transactions, including some that we have sponsored, have been put on credit watch negative, which has had an adverse effect on the overall FFELP securitization market.

Fitch Ratings and Moody’s Investors Service have announced that they have placed numerous tranches of FFELP securitizations by various issuers, including approximately $9 billion of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates under various stressed rating scenarios, which could result in an event of default under the underlying securitization agreements.  Such rating agencies identified a slow recovery in the job market for graduates during and after the recession, the low rates of voluntary prepayments, persistently high volumes of student loans in deferment and forbearance, and the growing popularity of the income-based repayment and extended repayment programs, as the major factors for their actions.  Borrowers in deferment or forbearance and in income-based repayment and extended repayment programs either suspend repayment of their student loans or make reduced payments of principal and interest.  Fitch Ratings and Moody’s Investors Service, as well as other rating agencies, may modify their assumptions and methodologies used for rating student loan securitizations, and it is possible that 'AAA' ratings on some of the Company’s subsidiaries’ FFELP securitizations could be lowered to noninvestment grade rating categories absent potential structural changes to the securitizations such as extensions of the legal final maturity dates or arrangements for the purchase of remaining loans from affected trusts, although such rating agencies indicated that, because of the government guarantee and the available credit enhancement, recoveries upon default would be very high, but the timing of such recoveries would depend on the transaction structures and voting rights upon default for each transaction.   A reduction in a rating on an auction rate note of a subsidiary of the Company could also result in an increase of the interest rate on such auction rate note.

In addition, such rating actions have caused the spreads on FFELP securitizations in general to widen and have reduced the liquidity in the secondary market for FFELP securitizations.  Such widened spreads and reduced liquidity could have an adverse effect on the Company’s and its subsidiaries’ ability to continue to access the asset-backed securitization market for both FFELP and private education loans for the purpose of refinancing student loans included in their warehouse facilities, student loans purchased from third parties, and/or student loans in their existing asset-backed securitizations.

Operations

Risks associated with our operations, as further discussed below, include those related to our information technology systems and potential security and privacy breaches, our ability to manage performance related to regulatory requirements, and the importance of maintaining scale by retaining existing customers and attracting new business opportunities.

Various events could disrupt our networks, information systems, or properties and could impair our operating activities and negatively impact our reputation.

As a loan servicer, software provider, payment provider, and telecommunications company for the federal government, financial institutions, education industry, and local communities that serve millions of customers through the internet and other distribution channels across the U.S., we depend on our ability to process, secure, record, and monitor a large number of customer transactions and confidential information on a continuous basis. Additionally, we depend on the efficient and uninterrupted operation of our computer network systems, software, datacenter, and telecommunications systems, as well as the systems of third parties.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to support and process customer transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our business segments rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems.

Although we believe we have robust information security procedures, controls, and business continuity plans, we may be subject to information technology system failures and network disruptions. Malicious and abusive activities, such as the dissemination of computer viruses, worms, and other destructive or disruptive software, computer hackings, social engineering, process breakdowns, denial of service attacks, and other malicious activities have become more common. If directed at us or technologies upon which we depend, these activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers' equipment and data. Further, these activities could result in security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, and in our vendors’ systems and networks, including customer, personnel, and vendor data. System failures and network disruptions may also be caused by natural disasters, accidents, power disruptions, or telecommunications failures. If a significant incident were to occur, it could damage our reputation and credibility, lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network. These events also could result in large expenditures to repair or replace the damaged properties, networks, or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and our business continuity plans may not be sufficient for all eventualities. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition, and results of operations.

Although to date we have not experienced a material loss relating to cyber attacks, information security breaches, or system outage, there can be no assurance that we will not suffer such losses in the future or that there is not a current threat that remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and the size and scale of our services.

In addition, the personal consumer data that we receive and maintain in our operations is subject to privacy laws and regulations, and we expect regulatory oversight will continue to increase and consumer privacy protection regulations, standards, supervision, examinations, and enforcement practices will continue to evolve in both detail and scope. This evolution may significantly add to our privacy compliance and operating costs.

As a result of these matters, the continued development and enhancement of our training, controls, processes, and practices designed to protect, monitor, and restore our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company and each of our business segments. Even though we maintain technology and telecommunication, professional services, media, network security, privacy, injury, and liability insurance coverage to offset costs that may be incurred as a result of a cyber attack, information security breach, or extended system outage, this insurance coverage may not cover all costs of such incidents.

We outsource critical operations, which exposes us to risks related to our third-party vendors.

We have entered into contracts with third-party service providers that provide critical services, technology, and software to our business segments. Some of our third-party vendors are primary service providers for which there are few substitutes. If any of these vendors should experience financial difficulties, system interruptions, security threats, or they cannot otherwise meet our specifications, our ability to provide some services may be materially adversely affected, in which case our business, results of operations, and financial condition may be adversely affected.

We must satisfy certain requirements necessary to maintain the federal guarantees of our federally insured loans, and we may incur penalties or lose our guarantees if we fail to meet these requirements.

As of December 31, 2015, we serviced $24.5 billion of FFELP loans that maintained a federal guarantee, of which $18.9 billion and $5.6 billion were owned by the Company and third-party entities, respectively.

We must meet various requirements in order to maintain the federal guarantee on federally insured loans. The federal guarantee on federally insured loans is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guarantee. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. However, not all deficiencies can be cured.

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

Failure to comply with federal and guarantor regulations may result in fines, penalties, the loss of the insurance and related federal guarantees on affected FFELP loans, the loss of special allowance payment benefits, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims, including potential claims by our servicing customers if they lose the federal guarantee on loans that we service for them.

Our largest fee-based customer, the Department of Education, represented approximately 15 percent of our revenue in 2015. Failure to extend the Department contract, unfavorable contract modifications or interpretations, or our inability to consistently surpass competitor performance metrics, could significantly lower loan servicing revenue and hinder future servicing opportunities.

We are one of four TIVAS awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department, with new loan volume historically allocated among the four TIVAS based on certain performance metrics established by the Department and compared among that group. As of December 31, 2015, we were servicing $147.3 billion of student loans for 5.8 million borrowers under this contract. For the year ended December 31, 2015, we recognized $133.2 million in revenue from the Department, which represented approximately 15 percent of our revenue.

The Department also has contracts with NFP entities to service student loans that are serviced by six prime NFP servicers. The NFP servicers have historically received small servicing allocations from the Department. However, effective January 1, 2015, these entities began to receive 25 percent of new borrower servicing allocations from the Department, which was increased to 26 percent effective September 1, 2015. This has decreased new allocation volume for us.
Our contract with the Department expires on June 16, 2019. In the event the Department servicing contract is not extended beyond the current expiration date or substantial unfavorable modifications or interpretations are made to the existing Department contract, loan servicing revenue would decrease significantly. In addition, the amount of future allocations of new loan volume could also be negatively impacted if we are unable to consistently surpass comparable competitor performance metrics.
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

We are subject to various laws, regulations, and industry standards related to our commercial and government contracts. In most cases, these contracts are subject to termination rights, audits, and investigations. The laws and regulations that impact our operating segments are outlined in Part I, Item 1, "Regulation and Supervision." Additionally, our contracts with the federal government require that we maintain internal controls in accordance with the National Institute of Standards and Technologies (“NIST”) and our operating segments that utilize payment cards are subject to the Payment Card Industry Data Security Standards (“PCI-DSS”). If we are found to be in noncompliance with the contract provisions or applicable laws, regulations, or standards, or the contracted party exercises its termination or other rights for that or other reasons, our reputation could be negatively affected, and our ability to compete for new contracts or maintain existing contracts could diminish. If this were to occur, our results of operations from existing contracts and future opportunities for new contracts could be negatively affected.

Although we expect that our acquisition of Allo and resulting entry into the telecommunications business will result in benefits to us, we may not be able to realize those benefits.

The success of our acquisition of Allo and resulting entry by us into the telecommunications business depends in large part on the ability of Allo to successfully develop and expand its all-fiber network in existing service areas and additional communities within acceptable cost parameters, and gain market share in communities in existing service areas and obtain acceptable market share levels in additional communities that it does not yet serve. Allo may not be able to achieve those objectives and we may not realize the expected benefits from the acquisition of Allo. In addition, the expected benefits are subject to risks related to the uncertain nature of our ability to successfully integrate operations, the ability to successfully maintain technological competitive advantages with respect to the offered telecommunications, internet, television, telephone, and other related services and minimize potential system disruptions to the availability, speed, and quality of such services, potential changes in the marketplace, including potential decreases in market pricing for telecommunications and related services, potential changes in the demand for fiber optic internet, television, and telephone services, and increases in transport and content costs as discussed below.

Transport and content costs related to Allo’s telecommunications products and services are substantial and continue to increase.

The cost of video transport and content costs is expected to continue to be one of Allo’s largest operating costs associated with providing television service. Television programming content includes cable-oriented programming, as well as the programming of local over-the-air television stations that Allo retransmits. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. Allo’s relatively small base of subscribers limits its ability to negotiate lower per-subscriber programming costs, whereas larger providers can often obtain discounts based on the number of their subscribers. This cost difference can cause Allo to experience reduced operating margins relative to its competitors with a larger subscriber base. In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While Allo expects these increases to continue, it may not be able to pass its programming cost increases on to its customers, particularly as an increasing amount of programming content becomes available via the internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and Allo may be unable to secure license rights to that programming. As Allo’s programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case Allo may be unable to provide such programming as part of its television services packages and its business and results of operations may be adversely affected.

If Allo cannot obtain and maintain necessary rights-of-way for its telecommunications network, Allo's operations may be interrupted and it would likely face increased costs.

Allo is dependent on easements, franchises, and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits, and other rights-of-way in order to construct and operate their networks. Some agreements relating to rights-of-way may be short-term or revocable at will, and Allo cannot be certain that it will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of Allo's right-of-way agreements were terminated or could not be renewed, it may be forced to remove its network facilities from the affected areas, relocate, or abandon its networks which would interrupt its operations and force Allo to find alternative rights-of-way, and make unexpected capital expenditures.

Our failure to successfully manage other business and certain asset acquisitions could have a material adverse effect on our business, financial condition, and/or results of operations.

We may acquire other new products and services or enhance existing products and services through acquisitions of other companies, product lines, technologies, and personnel, or through investments in other companies. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing business, difficulties in integrating acquisitions, dilution to existing shareholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our business, financial condition, and/or results of operations. Correspondingly, our expectations to the accretive nature of the acquisitions could be inaccurate.

Industry changes and competitive pressures may harm revenues and profit margins, including future revenues and profit margins of our new telecommunications business through Allo.

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

The internet, television, and telecommunications businesses are highly competitive. Allo faces actual or potential competition from many existing and emerging companies, including incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, ISPs, satellite companies, cable television companies, and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. The wireless business has expanded significantly and has caused many subscribers to traditional telephone services and land-based internet access services to give up those services and to rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are called “over-the-top” services that deliver video content to televisions and computers over the internet. Over-the-top services can include episodes of highly-rated television series in their current broadcast seasons. They also can include content that is related to broadcast or sports content that Allo carries, but that is distinct and may be available only through the alternative source. Finally, the transition to digital broadcast television has allowed many consumers to obtain high definition local broadcast television signals (including many network affiliates) over-the-air, using a simple antenna. Consumers can pursue each of these options without foregoing any of the other options. Allo may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect its competitors and Allo differently, new technologies, services and applications that may be introduced, and changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors. The incumbent telephone carrier in the markets Allo serves enjoys certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition, and connection to virtually all of Allo's customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. Allo's competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services Allo offers. Their success in selling some services competitive with Allo's can lead to revenue erosion in other related areas. Allo faces intense competition in its markets for long-distance, internet access, and other ancillary services that are important to Allo's business and to its growth strategy. If Allo does not compete effectively, it could lose customers, revenue, and market share; customers may reduce their usage of Allo's services or switch to a less profitable service; and Allo may need to lower prices or increase marketing efforts to remain competitive.

Regulatory and Legal

Federal and state laws and regulations can restrict our business and result in increased compliance expenses, and noncompliance with these laws and regulations could result in penalties, litigation, reputation damage, and a loss of customers.

Our operating segments and customers are heavily regulated by federal and state government regulatory agencies. See Part I, Item 1, "Regulation and Supervision." The laws and regulations enforced by these agencies are proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company, our operating segments, or our shareholders. We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently violate these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customer contracts or other business, and suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes would have on our profitability.

The CFPB has the authority to supervise and examine large nonbank student loan servicers, including us. If in the course of such an examination the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB positions, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, adverse regulatory actions, changes in our business practices, or other actions. In 2015, the CFPB conducted a public inquiry into student loan servicing practices and issued a report recommending the creation of consistent, industry-wide standards for the entire servicing market. This area is expected to be a continuing focus of the CFPB.

There is significant uncertainty regarding how the CFPB's recommendations, strategies, and priorities will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter our services, causing them to be less attractive or effective and impair our ability to offer them profitably. In the event that the CFPB changes regulations adopted in the past by other regulators, or modifies past regulatory guidance, our compliance costs and litigation exposure could increase. Our litigation exposure could also increase if the CFPB exercises its authority to limit or ban pre-dispute arbitration clauses or class action waiver clauses in contracts for consumer financial services.

As a result of the Reconciliation Act of 2010, interest income on our existing FFELP loan portfolio, as well as revenue from guaranty and third-party FFELP servicing and FFELP loan servicing software licensing and consulting fees, will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down and FFELP clients exit the market.

The Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The law did not alter or affect the terms and conditions of existing FFELP loans.

During the years ended December 31, 2015, 2014, and 2013, we recognized approximately $425 million, $430 million, and $406 million, respectively, of net interest income on our FFELP loan portfolio, approximately $71 million, $80 million, and $106 million, respectively, in guaranty and third-party FFELP servicing revenue, and approximately $5 million, $5 million, and $7 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program. These amounts will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down.

A significant amount of our guaranty servicing revenue has historically come from two guaranty servicing clients, College Assist and TSAC. Our contract with College Assist expired on October 31, 2015 and was not renewed. In addition, TSAC has notified its servicer partners that it intends to exit the FFELP guaranty business at the end of their contract term on June 30, 2016. Guaranty servicing revenue recognized by us during the years ended December 31, 2015, 2014, and 2013 from these two customers was $56.8 million, $66.4 million, and $85.6 million, respectively.

If we are unable to grow or develop new revenue streams, our consolidated revenue and operating margin will decrease as a result of the decline in FFELP loan volume outstanding.

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

Principal Shareholder and Related Party Transactions

Our Executive Chairman beneficially owns 76.5 percent of the voting rights of our shareholders and effectively has control over all matters at our Company.

Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 76.5 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all matters at our Company and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

Our contractual arrangements and transactions with Union Bank, which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by Farmers & Merchants Investment, Inc. ("F&M"), which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting non-convertible preferred stock. Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 33.0 percent of the stock of F&M, including a total of 48.6 percent of the outstanding voting common stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her husband and children, owns or controls a total of 31.7 percent of F&M stock, including a total of 47.5 percent of the outstanding voting common stock of F&M. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and President of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet, and may share voting and/or investment power with respect to such shares. As of December 31, 2015, Union Bank was deemed to beneficially own 11.4 percent of the voting rights of our common stock. As of December 31, 2015, Mr. Dunlap and Ms. Muhleisen beneficially owned 76.5 percent and 12.5 percent, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank, including loan purchases and sales, loan servicing, loan participations, banking services, 529 Plan administration services, lease arrangements, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 related to the transactions with Union Bank was income (before income taxes) of $6.6 million, $17.1 million, and $16.6 million, respectively. See note 19 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.

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

ITEM 2. PROPERTIES

The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2015. The Company owns the building in Lincoln, Nebraska where its principal office is located.

Location	Primary function or segment	Approximate square feet		Lease expiration date

Lincoln, NE	Corporate Headquarters, Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce	187,000	(a)	—

Highlands Ranch, CO	Student Loan and Guaranty Servicing	67,000		March 2017

Lincoln, NE	Student Loan and Guaranty Servicing, Asset Generation and Management	51,000		November 2023 and March 2024

Aurora, CO	Student Loan and Guaranty Servicing	43,000		September 2019

Omaha, NE	Student Loan and Guaranty Servicing, Tuition Payment Processing and Campus Commerce	42,000	(b)	December 2020 and December 2025

Lincoln, NE	Student Loan and Guaranty Servicing, Asset Generation and Management, Tuition Payment Processing and Campus Commerce	22,000		August 2016, December 2016, and October 2017

Burleson, TX	Tuition Payment Processing and Campus Commerce	17,000		October 2021

Imperial, NE	Telecommunications	6,000		—

(a)	Excludes a total of approximately 27,000 square feet of owned office space that the Company leases to third parties.

(b)	Per the terms of the lease agreements, total square footage increased to approximately 57,000 square feet on January 1, 2016.

Allo's physical assets consist of network plant and fiber, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer-located property. The network plant and fiber assets are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, or are buried in underground ducts or trenches, generally in utility easements. Allo owns or leases real property for signal reception sites, and owns its own vehicles. Allo's headend reception facilities and most offices are located on leased property.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters frequently involve claims by student loan borrowers disputing the manner in which their student loans have been serviced or the accuracy of reports to credit bureaus, claims by student loan borrowers or other consumers alleging that state or Federal consumer protection laws have been violated in the process of collecting loans or conducting other business activities, and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any regulatory examination, inquiry, or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department's guidance regarding those rules and regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company's business, financial position, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. As of January 31, 2016, there were 31,729,166 and 11,476,932 shares of Class A common stock and Class B common stock outstanding, respectively. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2016 was 996 and 42, respectively. The record holders of the Class B common stock are Michael S. Dunlap and Stephen F. Butterfield, an entity controlled by them, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low intraday sales prices for the Company's Class A common stock for each full quarterly period in 2015 and 2014.

	2015				2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$48.80	$48.69	$44.92	$36.97	$44.30	$44.20	$45.91	$48.52
Low	43.00	40.81	34.26	30.55	34.86	38.42	40.16	42.42

Dividends on the Company's Class A and Class B common stock were paid as follows during the years ended December 31, 2015 and 2014.

	2015				2014
Record date	2/27/15	6/1/15	9/1/15	12/1/15	2/28/14	5/30/14	9/1/14	12/1/14
Payment date	3/13/15	6/15/15	9/15/15	12/15/15	3/14/14	6/13/14	9/15/14	12/15/14
Dividend amount per share	$0.10	$0.10	$0.10	$0.12	$0.10	$0.10	$0.10	$0.10

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

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2010 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Company/Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Nelnet, Inc.	$100.00	$105.14	$135.16	$193.20	$214.46	$157.09
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Financials	100.00	82.94	106.84	144.90	166.93	164.39

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2015 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2015	685	$34.80	—	4,150,186
November 1 - November 30, 2015	134,596	31.42	134,287	4,015,899
December 1 - December 31, 2015	783,286	32.36	781,252	3,234,647
Total	918,567	$32.14	915,539

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included

685 shares, 309 shares, and 2,034 shares in October, November, and December, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$431,899	436,563	413,875	345,287	364,565
Loan and guaranty servicing revenue	239,858	240,414	243,428	209,748	175,657
Tuition payment processing, school information, and campus commerce revenue	120,365	98,156	80,682	74,410	67,797
Enrollment services revenue	70,705	82,883	98,078	117,925	130,470
Other income, net	27,630	54,002	46,298	39,476	29,513
Gain on sale of loans and debt repurchases, net	5,153	3,651	11,699	4,139	8,340
Net income attributable to Nelnet, Inc.	267,979	307,610	302,672	177,997	204,335
Earnings per common share attributable to Nelnet, Inc. shareholders - basic and diluted:	5.89	6.62	6.50	3.76	4.24
Dividends per common share	0.42	0.40	0.40	1.40	0.37

Other Data:
Fixed rate floor income, net of derivative settlements	$184,746	179,870	148,431	145,345	144,454
Core student loan spread	1.43%	1.48%	1.54%	1.44%	1.52%
Acquisition of student loans (par value)	$4,036,333	6,099,249	4,058,997	3,885,138	2,841,334
Student loans serviced (at end of period)	176,436,497	161,642,254	138,208,897	97,492,053	76,119,717

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(Dollars in thousands, except share data)
Cash and cash equivalents	$63,529	130,481	63,267	66,031	42,570
Student loans receivable, net	28,324,552	28,005,195	25,907,589	24,830,621	24,297,876
Goodwill and intangible assets, net	197,062	168,782	123,250	126,511	145,492
Total assets	30,485,905	30,098,143	27,770,849	26,607,895	25,852,217
Bonds and notes payable	28,172,682	28,027,350	25,955,289	25,098,835	24,434,540
Nelnet, Inc. shareholders' equity	1,884,432	1,725,448	1,443,662	1,165,208	1,066,205
Tangible Nelnet, Inc. shareholders' equity (a)	1,687,370	1,556,666	1,320,412	1,038,697	920,713
Book value per common share	42.87	37.31	31.13	25.00	22.62
Tangible book value per common share (a)	38.39	33.66	28.47	22.28	19.53

Ratios:
Shareholders' equity to total assets	6.18%	5.73%	5.20%	4.38%	4.12%

(a)
Tangible Nelnet, Inc. shareholders' equity, a non-GAAP measure, equals "Nelnet, Inc. shareholders' equity" less "goodwill" and "intangible assets, net." Management believes tangible equity and tangible book value per common share are useful measures of evaluating the strength of the Company's capital position. These measures may be calculated differently by other companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2015, 2014, and 2013. All dollars are in thousands, except share data, unless otherwise noted.)

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

OVERVIEW

The Company is a diverse company with a focus on delivering education-related products and services and student loan asset management. The largest operating businesses engage in student loan servicing, tuition payment processing and school information systems, and telecommunications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures.

A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency adjustments, is provided below.

	Year ended December 31,
	2015	2014	2013
GAAP net income attributable to Nelnet, Inc.	$267,979	307,610	302,672
Derivative market value and foreign currency adjustments, net of tax	(17,764)	(23,376)	(30,128)
Net income, excluding derivative market value and foreign currency adjustments (a)	$250,215	284,234	272,544

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$5.89	6.62	6.50
Derivative market value and foreign currency adjustments, net of tax	(0.39)	(0.50)	(0.65)
Net income, excluding derivative market value and foreign currency adjustments (a)	$5.50	6.12	5.85

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

Recent Developments

Telecommunications Acquisition

On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo Communications LLC (“Allo”) for total cash consideration of $46.25 million.  The remaining 7.5 percent of the ownership interests of Allo is owned by Allo management, who has the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.  Allo provides pure fiber optic service to homes and businesses for internet, television, and telephone services.  The acquisition of Allo provides additional diversification of the Company's revenues and cash flows outside of education.  In addition, the acquisition leverages the Company's existing infrastructure, customer service capabilities and call centers, and financial strength and liquidity for continued growth.

For financial reporting purposes, the Company will disclose the operating results of Allo as a separate reportable operating segment.  The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition.  As such, Allo’s assets and liabilities as of December 31, 2015 are included in the Company’s consolidated balance sheet.  However, Allo had no impact on the consolidated statement of income for 2015.  Beginning January 1, 2016, the Company will reflect the operations of Allo in the consolidated statements of income.

Sale of Nelnet Enrollment Solutions

On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Solutions, for total cash consideration of $3.0 million. The majority of the cash proceeds will be recorded as a gain during the first quarter of 2016. The Company recognized $51.1 million of revenue and $9.3 million of gross margin related to these products and services during 2015. The Company retained the digital marketing and content solution products and services under the brand name Peterson's within the Nelnet Enrollment Solutions business, which include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning, and on-line information about colleges and universities. The sale of Sparkroom LLC will not have a significant impact to net income in future periods.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2015, the Company had a $28.3 billion student loan portfolio that will amortize over the next 25 years. The Company actively seeks to acquire FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment for the years ended December 31, 2015, 2014, and 2013 (dollars in millions).

(a)	Revenue includes intersegment revenue earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax. For additional information regarding these non-GAAP measures, see "Asset Generation and Management Operating Segment - Results of Operations - Summary and Comparison of Operating Results" below.

(c)	Computed as income before income taxes divided by total revenue.

The Company’s current outlook for 2016-2018 operating results is that the Company believes that net income for those years will be at decreased levels compared to 2015, due to the continued amortization of the Company’s FFELP loan portfolio and anticipated increases in interest rates. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
A summary of the results and financial highlights for each reportable operating segment and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 7 for additional detail.

Student Loan and Guaranty Servicing

•
As of December 31, 2015, the Company was servicing $176.4 billion in FFELP, private, and government owned student loans, as compared with $161.6 billion and $138.2 billion of loans as of December 31, 2014 and 2013, respectively. The year over year increase was due to an increase in government servicing volume.

•
Revenue decreased in 2015 compared to 2014 due to federal budget provisions that became effective July 1, 2014 that have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP, and as a result, rehabilitation revenue has been negatively affected. This decrease in revenue was partially offset by increases in revenue from the Department servicing contract and private loan servicing revenue. Revenue decreased in 2014 compared to 2013 due to decreases in rehabilitation collection revenue, traditional FFELP and guaranty servicing revenue, and software services revenue, which were partially offset by growth in servicing volume under the Company's contract with the Department.

•
A significant amount of the Company's guaranty servicing revenue came from a single guaranty servicing client. The contract with this client expired on October 31, 2015. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the years ended December 31, 2015, 2014, and 2013 was $37.3 million, $48.5 million, and $64.3 million, respectively.

In addition, the Company’s second largest guaranty servicing client has notified its servicer partners that it intends to exit the FFELP guaranty business at the end of their contract term on June 30, 2016.  FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the years ended December 31, 2015, 2014, and 2013 was $19.5 million, $17.9 million, and $21.3 million, respectively.

After this customer’s exit from the FFELP guaranty business effective June 30, 2016, the Company will have one guaranty servicing customer.  The Company provides software and data center services to this customer, and recognized $4.0 million of revenue from this customer in 2015.

•
Before tax operating margin was 14.8%, 21.2%, and 26.7% for the years ended December 31, 2015, 2014, and 2013, respectively. The year over year decrease is a result of the implementation of federal budget reductions for guaranty agencies' revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly. The Company also anticipates that margins will tighten as a result of the loss of the FFELP guaranty servicing and FFELP guaranty collection clients as discussed above

Tuition Payment Processing and Campus Commerce

•
Revenue increased in 2015 and 2014, compared to 2014 and 2013, respectively, due to increases in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers. In addition, the Company purchased RenWeb on June 3, 2014, which increased revenue in 2014 and 2015.

•
Before tax operating margin excluding amortization of intangibles was 28.3%, 27.6%, and 30.7% for 2015, 2014, and 2013, respectively. The decrease in margin in 2014 compared to 2013 was primarily due to a change in the mix of products and services provided as a result of integration efforts with the acquisition of RenWeb referred to above.

Asset Generation and Management

•
The Company acquired $4.0 billion of FFELP and private education student loans during 2015, compared to $6.1 billion in 2014 and $4.1 billion in 2013. The average loan portfolio balance for 2015, 2014, and 2013 was $28.6 billion, $28.0 billion, and $25.0 billion, respectively.

•
Core student loan spread decreased to 1.43% for 2015, compared to 1.48% for 2014. This decrease was a result of earning a lower yield on the student loans included in securitizations of which residual interests have recently been acquired, relative to the yield earned on the rest of the student loan portfolio.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During 2015, 2014, and 2013, the Company earned $184.7 million, $179.9 million, and $148.4 million, respectively, of fixed rate floor income (net of $23.0 million, $24.4 million, and $31.0 million of derivative settlements, respectively, used to hedge such loans).

Corporate and Other Activities

•
Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $4.3 million, $17.7 million, and $17.4 million for 2015, 2014, and 2013, respectively. These amounts include performance fees earned from the sale of managed securities or managed securities being called prior to the full contractual maturity. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities were more limited in 2015 as compared to previous years.

Liquidity and Capital Resources

•
As of December 31, 2015, the Company had cash and cash equivalents of $63.5 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $155.4 million as of December 31, 2015.

•
For the year ended December 31, 2015, the Company generated $391.4 million in net cash provided by operating activities, including $65.5 million from the termination of certain derivative financial instruments.

•
Forecasted undiscounted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.31 billion as of December 31, 2015.

•
As of December 31, 2015, $100.0 million was outstanding on the Company's unsecured line of credit and $250.0 million was available for future use. The unsecured line of credit has a maturity date of October 30, 2020.

•	During 2015, the Company repurchased a total of 2,449,159 shares of Class A common stock for $96.2 million ($39.27 per share).

•	During 2015, the Company paid cash dividends of $19.0 million ($0.42 per share).

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments; expansion of Allo's telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. Dependent upon the timing and size of the opportunities, the Company's cash and investment balances may increase from their current levels.

Subsequent Events

•	During the period from January 1, 2016 through February 25, 2016, the Company repurchased a total of 1,430,720 shares of Class A common stock for $45.9 million ($32.06 per share).

•
During the period from January 1, 2016 through February 25, 2016, the Company entered into $4.25 billion notional amount of interest rate swaps to hedge student loans earning fixed rate floor income. As of February 25, 2016, the Company had a total of $9.55 billion notional amount of interest rate swaps hedging student loans earning fixed rate floor income in which the Company is paying an average fixed rate of 0.90 percent. These derivatives have various maturity dates ranging from 2016 through 2025.

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the years ended December 31, 2015, 2014, and 2013 is provided below.

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

The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 14 of the notes to consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Year ended December 31,
	2015	2014	2013	Additional information
Loan interest	$726,258	703,007	638,142	Year over year increases were due to an increase in the average student loan portfolio balance and gross fixed rate floor income, partially offset by an increase in consolidation rebate fees.
Investment interest	7,851	6,793	6,668	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	734,109	709,800	644,810
Interest expense	302,210	273,237	230,935	Increases due to an increase in average debt outstanding and an increase in the Company's cost of funds.
Net interest income	431,899	436,563	413,875	See table below for additional analysis.
Less provision for loan losses	10,150	9,500	18,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	421,749	427,063	395,375
Other income (expense):
LGS revenue	239,858	240,414	243,428	See LGS operating segment - results of operations.
TPP&CC revenue	120,365	98,156	80,682	See TPP&CC operating segment - results of operations.
Enrollment services revenue	70,705	82,883	98,078	See table below for additional analysis.
Other income, net	27,630	54,002	46,298	See table below for the components of "other income."
Gain on sale of loans and debt repurchases, net	5,153	3,651	11,699	Gains are primarily from the repurchase of the Company's own asset-backed and unsecured debt securities. In 2014, gains from debt repurchases were partially offset by losses on the sale of loans.
Derivative settlements, net	(24,250)	(21,843)	(29,636)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	28,651	37,703	48,593
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	468,112	494,966	499,142
Operating expenses:
Salaries and benefits	247,914	228,079	196,169	Increases due to additional personnel to support increased LGS servicing volume and TPP&CC revenue, as well as increased headcount as a result of a TPP&CC acquisition during 2014.
Cost to provide enrollment services	45,535	53,307	64,961	See table below for additional analysis.
Loan servicing fees	30,213	27,009	23,881	Increases due to an increase in third-party loan servicing fees incurred by AGM as volume at third parties has grown with recent loan purchases.
Depreciation and amortization	26,343	21,134	18,311
Increase in 2015 compared to 2014 was due to additional depreciation expense as a result of investment in technology infrastructure and additional expense from the amortization of intangible assets. Increase in 2014 compared to 2013 was due to additional expense from the amortization of intangible assets as a result of an acquisition in the TPP&CC operating segment. Intangible amortization expense for 2015, 2014, and 2013 was $9.8 million, $6.5 million, and $3.3 million, respectively.

Other	119,212	122,981	125,661
Decreases were due to a decrease in guaranty collection costs incurred related to rehabilitating defaulted FFELP loans on behalf of guaranty agencies, partially offset by an increase in other costs to support the increased LGS servicing volume and TPP&CC revenue.

Total operating expenses	469,217	452,510	428,983
Income before income taxes	420,644	469,519	465,534
Income tax expense	152,380	160,238	161,193
Effective tax rate: 2015 - 36.25%, 2014 - 34.25%, 2013 - 34.75%. During 2014, income tax expense was reduced by $5.9 million due to a tax capital loss resulting from certain asset sales. During 2013, income tax expense was reduced by $5.3 million due to the resolution of certain tax positions. The Company currently expects its effective tax rate to range between 36% and 38% in future periods.

Net income	268,264	309,281	304,341
Net income attributable to noncontrolling interest	285	1,671	1,669
Net income attributable to Nelnet, Inc.	$267,979	307,610	302,672
Additional information:
Net income attributable to Nelnet, Inc.	$267,979	307,610	302,672
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

Derivative market value and foreign currency adjustments	(28,651)	(37,703)	(48,593)
Tax effect	10,887	14,327	18,465
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$250,215	284,234	272,544

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Year ended December 31,
	2015	2014	2013	Additional information
Variable student loan interest margin, net of settlements on derivatives	$222,479	234,814	235,480
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	184,746	179,870	148,431
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	7,851	6,793	6,668
Non-portfolio related derivative settlements	(1,014)	(1,026)	(1,671)
Corporate debt interest expense	(6,413)	(5,731)	(4,669)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$407,649	414,720	384,239

The following tables summarize the components of "Enrollment services revenue" and "cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software)	Inquiry generation (b)	Digital marketing	Content solutions	Total
	Year ended December 31, 2015
Enrollment services revenue	$47,277	3,796	—	4,734	14,898	70,705
Cost to provide enrollment services	41,733	—	—	429	3,373	45,535
Gross profit	$5,544	3,796	—	4,305	11,525	25,170
Gross profit %	11.7%

	Year ended December 31, 2014
Enrollment services revenue	$51,998	3,640	7,311	4,488	15,446	82,883
Cost to provide enrollment services	45,892	—	4,093	379	2,943	53,307
Gross profit	$6,106	3,640	3,218	4,109	12,503	29,576
Gross profit %	11.7%

	Year ended December 31, 2013
Enrollment services revenue	$59,852	3,985	14,285	4,399	15,557	98,078
Cost to provide enrollment services	52,919	—	9,108	318	2,616	64,961
Gross profit	$6,933	3,985	5,177	4,081	12,941	33,117
Gross profit %	11.6%

(a)
Inquiry management (marketing) revenue decreased $4.7 million (9.1%) and $7.9 million (13.1%) in 2015 and 2014, respectively, compared to 2014 and 2013, respectively, as a result of a decrease in spending on marketing efforts by school clients and a 2015 school closing of a significant client.

(b)	Effective August 29, 2014 the Company stopped providing inquiry generation services.

See "Recent Developments - Sale of Nelnet Enrollment Solutions" above for information regarding the Company's disposition of the majority of the enrollment services products and services on February 1, 2016.

The following table summarizes the components of "other income, net."

	Year ended December 31,
	2015	2014	2013
Borrower late fee income	$14,693	14,760	12,686
Investment advisory fees (a)	4,302	17,653	17,422
Realized and unrealized gains/(losses) on investments classified as available-for-sale and trading, net	143	7,289	6,164
Remeasurement of business acquisition contingent consideration	(925)	1,268	—
Reduction of repurchase obligation (b)	—	4,235	—
Other	9,417	8,797	10,026
Other income, net	$27,630	54,002	46,298

(a)
The Company provides investment advisory services under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities for which it provides advisory services. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities were more limited in 2015 as compared to previous years. As of December 31, 2015, the outstanding balance of investments subject to these arrangements was $863.6 million.

(b)	During 2014, the Company recognized income related to the modification of certain servicing agreements in which the Company's loan repurchase obligation was reduced.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$22,650	$21,237	$21,397	$21,192	$21,110	$20,511	$19,742	$19,369	$18,934	$18,593	$18,886
% of total	29.8%	21.8%	15.5%	14.3%	14.1%	12.9%	12.2%	11.5%	11.1%	10.6%	10.7%
Number of servicing borrowers:
Government servicing	3,036,534	3,892,929	5,305,498	5,438,933	5,465,395	5,824,743	5,915,449	5,882,446	5,817,078	5,886,266	5,842,163
FFELP servicing	1,799,484	1,626,146	1,462,122	1,426,435	1,390,541	1,404,619	1,397,295	1,358,551	1,353,785	1,339,307	1,335,538
Private servicing	164,554	173,948	195,580	191,606	186,863	200,095	202,529	205,926	209,854	230,403	245,737
Total:	5,000,572	5,693,023	6,963,200	7,056,974	7,042,799	7,429,457	7,515,273	7,446,923	7,380,717	7,455,976	7,423,438

Number of remote hosted borrowers	9,566,296	6,912,204	1,915,203	1,796,287	1,735,594	1,677,547	1,611,654	1,592,813	1,559,573	1,710,577	1,755,341

Summary and Comparison of Operating Results

	Year ended December 31,
	2015	2014	2013	Additional information
Net interest income	$49	30	40
Loan and guaranty servicing revenue	239,858	240,414	243,428	See table below for additional analysis.
Intersegment servicing revenue	50,354	55,139	56,744	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Year over year decrease was due to portfolio run-off.
Total other income	290,212	295,553	300,172
Salaries and benefits	134,634	125,844	106,825
Increase due to additional personnel to support the increase in volume under the government servicing contract, the increase in volume of loans entering repayment status, and the increase in private loan servicing volume.

Depreciation and amortization	1,931	1,734	3,924
Other expenses	57,799	59,521	67,494
Collection costs associated with FFELP guaranty collection revenue were $19.2 million, $24.3 million, and $32.0 million in 2015, 2014, and 2013, respectively. Excluding collection costs, other expenses were $38.6 million, $35.2 million, and $35.5 million in 2015, 2014, and 2013, respectively.

Intersegment expenses, net	43,034	36,646	35,743	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	237,398	223,745	213,986
Income before income taxes and corporate overhead allocation	52,863	71,838	86,226
Corporate overhead allocation	(9,628)	(9,029)	(6,150)
Income before income taxes	43,235	62,809	80,076
Income tax expense	(16,430)	(23,867)	(30,430)
Net income	26,805	38,942	49,646
Net loss attributable to noncontrolling interest	20	—	—
Net income attributable to Nelnet, Inc.	$26,825	38,942	49,646
Before tax operating margin	14.8%	21.2%	26.7%
This segment experienced year over year decreases in operating margin as a result of the implementation of previously announced federal budget reductions for guaranty agencies' revenue. In addition, as the volume of loans serviced under the Department servicing contract continues to grow and loans serviced under the legacy commercial programs continue to run off, the Company expects operating margins to tighten accordingly. The Company also anticipates that margins will decrease as a result of the loss of the FFELP guaranty servicing and FFELP guaranty collection clients as discussed below.

Loan and guaranty servicing revenue

	Year ended December 31,
	2015	2014	2013	Additional information
Government servicing	$133,189	124,378	97,351	Increase due to an increase in the number of borrowers serviced under the government servicing contract.
FFELP servicing	14,248	13,334	20,420
Increase in 2015 compared to 2014 due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform during 2015. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private servicing	12,040	10,497	9,485	Increase due to an increase in private loan servicing volume.
FFELP guaranty servicing	9,318	11,284	12,251
Decrease will continue as FFELP portfolios run off and guaranty volume decreases. See additional information regarding guaranty servicing and guaranty collection revenue in the paragraphs following this table.

FFELP guaranty collection	47,597	55,369	73,628
The Company earns revenue from rehabilitating defaulted FFELP loans on behalf of guaranty agencies. Over time, this FFELP-related revenue source will decrease as FFELP portfolios continue to run off. Also, recent federal budget provisions that became effective July 1, 2014 have reduced payments by the Department to guaranty agencies for assisting student loan borrowers with the rehabilitation of defaulted loans under FFELP. Rehabilitation collection revenue was $34.3 million, $41.6 million, and $54.2 million in 2015, 2014, and 2013, respectively. This revenue was negatively impacted in 2015 and 2014 as a result of these federal budget provisions. The Company anticipates this revenue will continue to be negatively impacted as a result of these federal budget provisions. See additional information regarding guaranty servicing and guaranty collection revenue in the paragraphs following this table.

Software services	19,492	22,349	28,609
The majority of software services revenue relates to providing hosted student loan servicing. In October 2011, the Company began providing hosted student loan servicing to a significant customer. The contract with this customer expired in December 2013. Revenue earned from this customer in 2013 was $6.2 million. Decrease in 2015 compared to 2014 is due to a decrease in the average number of remote hosted borrowers.

Other	3,974	3,203	1,684	Increase due to additional contact center outsourcing activities.
Loan and guaranty servicing revenue	$239,858	240,414	243,428

FFELP Guaranty Servicing and FFELP Guaranty Collection Revenue

A significant amount of the Company's guaranty servicing revenue came from a single guaranty servicing client. The contract with this client expired on October 31, 2015, and was not renewed. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the years ended December 31, 2015, 2014, and 2013 was $37.3 million, $48.5 million, and $64.3 million, respectively. The Company incurred collection costs that were directly related to guaranty collection revenue earned on this contract.

In addition, the Company’s second largest guaranty servicing client has notified its servicer partners that it intends to exit the FFELP guaranty business at the end of their contract term on June 30, 2016.  FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the years ended December 31, 2015, 2014, and 2013 was $19.5 million, $17.9 million, and $21.3 million, respectively.

After this customer’s exit from the FFELP guaranty business effective June 30, 2016, the Company will have one guaranty servicing customer.  The Company provides software and data center services to this customer, and recognized $4.0 million of revenue from this customer in 2015. This revenue is included in "software services" in the above table.

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

The Company purchased RenWeb on June 3, 2014. The results of RenWeb's operations are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue from the date of acquisition through December 31, 2014 and for the year ended December 31, 2015 was $8.8 million and $19.9 million, respectively.

Summary and Comparison of Operating Results

	Year ended December 31,
	2015	2014	2013	Additional information
Net interest income	$3	6	—
Tuition payment processing, school information, and campus commerce revenue	120,365	98,156	80,682
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

Other income (expense)	(925)	1,268	—	Amount represents the remeasurement of contingent consideration to fair value related to the acquisition of RenWeb.
Total other income	119,440	99,424	80,682
Salaries and benefits	55,523	48,453	37,575
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.

Depreciation and amortization	8,992	8,169	4,518
Amortization of intangible assets for 2015, 2014, and 2013 was $8.9 million, $6.5 million, and $3.3 million, respectively. As a result of the acquisition of RenWeb, the Company recorded $37.2 million of intangible assets that increased amortization expense in 2015 and 2014.

Other expenses	15,161	13,006	9,147
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.

Intersegment expenses, net	11,056	5,864	5,989	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	90,732	75,492	57,229
Income before income taxes and corporate overhead allocation	28,711	23,938	23,453
Corporate overhead allocation	(3,852)	(3,010)	(1,957)
Income before income taxes	24,859	20,928	21,496
Income tax expense	(9,446)	(7,952)	(8,168)
Net income	$15,413	12,976	13,328
Before tax operating margin	20.8%	21.0%	26.6%
Excluding the amortization of intangibles, before tax operating margin was 28.3%, 27.6%, and 30.7%, for 2015, 2014, and 2013, respectively. The decrease in margin in 2014 compared to 2013 was primarily due to a change in the mix of products and services provided as a result of integration efforts with the acquisition of RenWeb referred to above.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of December 31, 2015, the Company had a $28.3 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company's student loan portfolio as of December 31, 2015 and 2014, see note 3 of the notes to consolidated financial statements included in this report.

Loan Activity

The following table sets forth the activity of loans:

	Year ended December 31,
	2015	2014	2013
Beginning balance	$28,223,908	26,121,306	24,995,880
Loan acquisitions	4,036,333	6,099,249	4,058,997
Repayments, claims, capitalized interest, and other	(2,466,378)	(2,745,341)	(2,375,806)
Consolidation loans lost to external parties	(1,234,118)	(990,960)	(514,108)
Loans sold	(3,996)	(260,346)	(43,657)
Ending balance	$28,555,749	28,223,908	26,121,306

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for 2015, 2014, and 2013, and a summary of the Company's student loan delinquency amounts as of December 31, 2015, 2014, and 2013, see note 3 of the notes to consolidated financial statements included in this report.

The Company's provision for loan losses and charge-offs of federally insured loans decreased in 2015 compared to 2014 and in 2014 compared to 2013. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

The Company's provision for loan losses for private education loans has increased during 2015 compared to 2014 due to the increase in the private education loan balance.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2015	2014	2013
Variable student loan yield, gross	2.59%	2.55%	2.58%
Consolidation rebate fees	(0.83)	(0.82)	(0.77)
Discount accretion, net of premium and deferred origination costs amortization	0.05	0.05	0.03
Variable student loan yield, net	1.81	1.78	1.84
Student loan cost of funds - interest expense	(1.02)	(0.95)	(0.91)
Student loan cost of funds - derivative settlements	—	0.01	0.01
Variable student loan spread	0.79	0.84	0.94
Fixed rate floor income, net of settlements on derivatives	0.64	0.64	0.60
Core student loan spread	1.43%	1.48%	1.54%

Average balance of student loans	$28,647,108	28,036,577	24,960,521
Average balance of debt outstanding	28,687,086	28,116,989	24,954,546

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

Variable student loan spread decreased in 2015 as compared to 2014 as a result of earning a lower yield on the student loans included in securitizations of which residual interests have recently been acquired relative to the yield earned on the rest of the student loan portfolio. Variable student loan spread decreased in 2014 as compared to 2013 as a result of acquisitions of consolidation loans, which have lower margins but longer terms.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Year ended December 31,
	2015	2014	2013
Fixed rate floor income, gross	$207,787	204,250	179,453
Derivative settlements (a)	(23,041)	(24,380)	(31,022)
Fixed rate floor income, net	$184,746	179,870	148,431
Fixed rate floor income contribution to spread, net	0.64%	0.64%	0.60%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2015, 2014, and 2013 are due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2015	2014	2013	Additional information
Net interest income after provision for loan losses	$420,424	424,140	390,571	See table below for additional analysis.
Other income	15,939	21,532	15,223
The primary component of other income is borrower late fees, which were $14.7 million, $14.8 million, and $12.7 million in 2015, 2014, and 2013, respectively. In 2014, $4.2 million in income was recognized related to the modification of certain servicing agreements in which the Company's loan repurchase obligation was reduced.

Gain (loss) on sale of loans and debt repurchases, net	2,034	(1,357)	11,004
Gains were primarily from the Company repurchasing its own asset-backed debt securities. In 2014, the Company recognized a loss from the sale of loans, which was partially offset by gains from debt repurchases.

Derivative market value and foreign currency adjustments, net	27,216	42,935	35,256
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(23,238)	(20,818)	(27,966)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as reflected in the table below.

Total other income	21,951	42,292	33,517
Salaries and benefits	2,172	2,316	2,292
Loan servicing fees	30,213	27,009	23,881	Third party servicing fees have increased due to recent purchases of a significant amount of loans serviced at third parties.
Other expenses	5,083	6,602	7,064
Intersegment expenses, net	51,036	55,808	57,572	Amount includes fees paid to the LGS operating segment for the servicing of the Company's student loan portfolio. Decrease due to the run off of the portfolio serviced by LGS.
Total operating expenses	88,504	91,735	90,809
Income before income taxes and corporate overhead allocation	353,871	374,697	333,279
Corporate overhead allocation	(4,816)	(5,017)	(3,896)
Income before income taxes	349,055	369,680	329,383
Income tax expense	(132,641)	(140,477)	(125,165)
Net income	$216,414	229,203	204,218

Additional information:
Net income	$216,414	229,203	204,218
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

Derivative market value and foreign currency adjustments, net	(27,216)	(42,935)	(35,256)
Tax effect	10,342	16,315	13,397
Net income, excluding derivative market value and foreign currency adjustments	$199,540	202,583	182,359

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2015	2014	2013	Additional Information
Variable interest income, net of settlements on derivatives	$740,778	718,274	645,739	Increase due to an increase in the average student loan portfolio in 2015 and 2014; gross yield earned on student loans increased in 2015 compared to 2014 and decreased in 2014 compared to 2013.
Consolidation rebate fees	(237,233)	(230,956)	(192,061)	Increase due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	14,731	15,002	8,067	Increase in 2015 and 2014 as compared to 2013 due to the Company's purchases of loans at a net discount over the last several years.
Interest on bonds and notes payable	(295,797)	(267,506)	(226,265)	Increase due to an increase in average debt outstanding and an increase in cost of funds.
Variable student loan interest margin, net of settlements on derivatives	222,479	234,814	235,480
Fixed rate floor income, net of settlements on derivatives	184,746	179,870	148,431
The high levels of fixed rate floor income earned were due to historically low interest rates. Fixed rate floor income has increased year over year due to recent purchases of loans earning fixed rate floor income and a decrease in settlements related to derivative instruments used to hedge student loans earning fixed rate floor income.

Investment interest	1,939	374	461
Intercompany interest	(1,828)	(2,236)	(3,267)
Provision for loan losses - federally insured loans	(8,000)	(11,000)	(20,000)
(Provision) recovery of loan losses - private education loans	(2,150)	1,500	1,500
Net interest income after provision for loan losses (net of settlements on derivatives)	$397,186	403,322	362,605

TELECOMMUNICATIONS OPERATING SEGMENT - RESULTS OF OPERATIONS

For financial reporting purposes, the Company will disclose the operating results of Allo as a separate reportable operating segment.  The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition.  As such, Allo’s assets and liabilities as of December 31, 2015 are included in the Company’s consolidated balance sheet.  However, Allo had no impact on the consolidated statement of income for 2015.  Beginning January 1, 2016, the Company will reflect the operations of Allo in the consolidated statements of income.

See Part I, Item 1 "Operating Segments - Telecommunications - Summary Financial and Operating Data," for summary unaudited historical financial and operating data of Allo prior to the Company's acquisition of Allo for the years ended December 31, 2015, 2014, and 2013.

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

Sources of Liquidity

As of December 31, 2015, the Company had cash and cash equivalents of $63.5 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $155.4 million as of December 31, 2015.

The Company also has a $350.0 million unsecured line of credit that matures on October 30, 2020. As of December 31, 2015, $100.0 million was outstanding on the unsecured line of credit and $250.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2015, the Company holds $52.3 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments; expansion of Allo's telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. Dependent upon the timing and size of the opportunities, the Company's cash and investment balances may increase from their current levels.

Cash Flows

During the year ended December 31, 2015, the Company generated $391.4 million from operating activities, compared to $357.4 million for the same period in 2014. The increase in cash provided by operating activities reflects changes in the adjustments to net income for non-cash depreciation and amortization expense, foreign currency transaction adjustments, proceeds from derivative terminations, and a decrease in other liabilities, offset by decreases in net income and deferred income tax expense.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities and cash used in financing activities for the year ended December 31, 2015 was $1.4 billion and $1.9 billion, respectively. Cash used in investing activities and financing activities for the year ended December 31, 2014 was $109.5 million and $180.7 million, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral:

	As of December 31, 2015
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$26,315,701	8/26/19 - 8/26/52
FFELP warehouse facilities	1,855,907	4/29/18 - 12/14/18
Private education loan warehouse facility	181,184	12/26/16
Other borrowings	75,000	10/31/16
	$28,427,792

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

As of December 31, 2015, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.31 billion as detailed below.  The $2.31 billion includes approximately $732.7 million (as of December 31, 2015) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2015.  As of December 31, 2015, the Company had $26.4 billion of loans included in asset-backed securitizations, which represented 93.2 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2015 or loans acquired subsequent to December 31, 2015.

FFELP Asset-backed Securitization Cash Flow Forecast (a)
$2.31 billion
(dollars in millions)
$400
$350
$300
$250
$200
$150
$100
$50
$-
$310
$230
$170
$165
$210
$355
$225
$140
$70
$55
$100
$35
$40
$205
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029 and after

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2015, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $20.2 million. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2015, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.13 billion, of which $1.86 billion was outstanding and $0.27 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of December 31, 2015, the Company had $114.1 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2015, see note 4 of the notes to consolidated financial statements included in this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Private Education Loan Warehouse Facility
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of December 31, 2015, there was $181.2 million outstanding on the facility and $93.8 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, range from 64 percent to 99 percent. As of December 31, 2015, $25.2 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which have a defined expiration date of June 24, 2016. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of December 26, 2016.
Upon termination or expiration of the warehouse facility, the Company would expect to access the securitization market, obtain a replacement facility, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Other Borrowings
The Company has a $75.0 million line of credit, which is collateralized by asset-backed security investments, that expires October 31, 2016. The line of credit has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of December 31, 2015, $75.0 million was outstanding on this line of credit. Upon termination or expiration of this line of credit, the Company would obtain a replacement facility, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2015, $471.6 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed Securities Transactions

During 2015, the Company, through its subsidiaries, completed three asset-backed FFELP securitizations for $1.7 billion.  After those securitizations were completed, Fitch Ratings and Moody’s Investors Service announced that they have placed numerous tranches of FFELP securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements.  Such rating actions have caused the spreads on FFELP securitizations in general to widen and have reduced the liquidity in the secondary market for FFELP securitizations.  The rating agencies may also modify their assumptions and methodologies used for rating current and future student loan securitizations.   Depending on future rating agency actions and market conditions, the Company anticipates continuing to access the asset-backed securitization market for both FFELP and private education loans.  Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, student loans purchased from third parties, and/or student loans in its existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2015, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of December 31, 2015, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $9.2 million. As of December 31, 2015, the Company had $13.2 million of collateral deposited with counterparties or a clearinghouse related to these derivatives.

Liquidity Impact Related to the Telecommunications Operating Segment

Allo has made significant investments in its telecommunications network and currently provides fiber directly to homes and businesses in six Nebraska communities. In November 2015, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. The Company currently plans to spend approximately $50 million in network capital expenditures during 2016, however, such amount could change based on customer demand for Allo's services.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of October 30, 2020.  As of December 31, 2015, the unsecured line of credit had an outstanding balance of $100.0 million and $250.0 million was available for future use. Upon the maturity date in 2020 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of December 31, 2015, $57.2 million of Hybrid Securities were outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building. TDP is an entity established during 2015 for the sole purpose of developing and operating a commercial building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of December 31, 2015, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

For further discussion of these unsecured debt obligations of the Company, see note 4 of the notes to consolidated financial statements included in this report.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 4 of the notes to consolidated financial statements included in this report for information on debt repurchased by the Company during the years ended December 31, 2015, 2014, and 2013.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2015, 2014, and 2013 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2015	2,449,159	$96,169	$39.27
Year ended December 31, 2014	381,689	15,713	41.17
Year ended December 31, 2013	393,259	13,136	33.40

As of December 31, 2015, 3,234,647 shares remain authorized for purchase under the Company's repurchase program.

During the period from January 1, 2016 through February 25, 2016, the Company repurchased a total of 1,430,720 shares of Class A common stock for $45.9 million ($32.06 per share).

Dividends

Dividends of $0.10 per share on the Company’s Class A and Class B common stock were paid on March 13, 2015, June 15, 2015, and September 15, 2015, respectively, and a dividend of $0.12 per share was paid on December 15, 2015.

The Company's Board of Directors declared a first quarter 2016 cash dividend on the Company's Class A and Class B common stock of $0.12 per share. The dividend will be paid on March 15, 2016, to shareholders of record at the close of business on March 1, 2016.

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

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2015
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$28,603,331	256,184	1,855,907	368,403	26,122,837
Operating lease obligations	22,300	5,258	7,597	4,438	5,007
Capital lease obligations	1,020	588	425	7	—
Total	$28,626,651	262,030	1,863,929	372,848	26,127,844

(a)	Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.

As of December 31, 2015, the Company had a reserve of $18.0 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

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

In determining the appropriateness of the allowance for loan losses on the private education loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a private education loan on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan and accrued interest when the collection of principal and interest is 120 days past due.

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

In February 2015, the FASB issued accounting guidance regarding consolidation analysis, which amends current guidance and changes the way reporting entities evaluate whether (i) the entity should consolidate limited partnerships and similar entities, (ii) fees paid to a decision maker or service provider are variable interests in a VIE, and (iii) variable interests in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. This guidance is effective for the Company beginning January 1, 2016. This pronouncement will not have a material impact on the Company's financial position or results of operations.

In April 2015, the FASB issued accounting guidance regarding the presentation of debt issuance costs, which are currently recognized as a separate asset on the Company's balance sheet. The new guidance requires that entities present debt issuance costs related to a debt liability as a direct deduction from that liability on the balance sheet. This guidance is effective for the Company beginning January 1, 2016. As of December 31, 2015, the Company had $66.8 million of debt issuance costs that is included in "other assets" on the consolidated balance sheet. This pronouncement will not have a material impact on the Company's financial position or results of operations.
In September 2015, the FASB issued accounting guidance regarding the accounting for business combinations. The standard requires an entity to recognize adjustments to provisional amounts resulting from business combinations in the period in which they are determined. The standard requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for the Company beginning January 1, 2016. This pronouncement will not have a material impact on the Company's financial position or results of operations.

In January 2016, the FASB issued accounting guidance regarding the recognition and measurement of financial assets and financial liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected.   The new guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) and requires an entity to present separately in other comprehensive income and the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  This guidance is effective for the Company beginning January 1, 2018.  Early adoption is permitted for the provisions related to the recognition of changes in fair value of financial liabilities when the fair value option is elected.  The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

In February 2016, the FASB issued accounting guidance regarding the accounting for leases. The new standard will require most leases where the Company is the lessee to be recognized on the balance sheet, as well as certain changes in the lessor accounting. This guidance is effective for the Company beginning January 1, 2019 and will be applied retrospectively. The Company is evaluating the impact this standard will have on its ongoing financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2015		As of December 31, 2014
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$11,229,584	39.3%	$12,700,494	45.0%
Variable-rate loan assets	17,326,165	60.7	15,523,414	55.0
Total	$28,555,749	100.0%	$28,223,908	100.0%

Fixed-rate debt instruments	$—	—%	$—	—%
Variable-rate debt instruments	28,603,331	100.0	28,420,422	100.0
Total	$28,603,331	100.0%	$28,420,422	100.0%

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

No variable-rate floor income was earned by the Company during the years ended December 31, 2015, 2014, and 2013. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2015	2014	2013
Fixed rate floor income, gross	$207,787	204,250	179,453
Derivative settlements (a)	(23,041)	(24,380)	(31,022)
Fixed rate floor income, net	$184,746	179,870	148,431

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
The high levels of fixed rate floor income earned during 2015, 2014, and 2013 are due to historically low interest rates.  Gross fixed rate floor income increased during 2014 and 2015 due to purchases of loans earning fixed rate floor income. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s student loan assets that are earning fixed rate floor income as of December 31, 2015:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance

3.0 - 3.49%	3.20%	0.56%	$2,268,676
3.5 - 3.99%	3.65%	1.01%	2,344,201
4.0 - 4.49%	4.20%	1.56%	1,747,359
4.5 - 4.99%	4.72%	2.08%	1,062,731
5.0 - 5.49%	5.22%	2.58%	668,247
5.5 - 5.99%	5.67%	3.03%	464,698
6.0 - 6.49%	6.19%	3.55%	540,592
6.5 - 6.99%	6.70%	4.06%	531,121
7.0 - 7.49%	7.17%	4.53%	185,523
7.5 - 7.99%	7.71%	5.07%	312,178
8.0 - 8.99%	8.18%	5.54%	728,994
> 9.0%	9.05%	6.41%	252,948
			$11,107,268

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2015, the weighted average estimated variable conversion rate was 2.15% and the short-term interest rate was 26 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2015 used by the Company to economically hedge loans earning fixed rate floor income.

	Notional amount	Weighted average fixed rate paid by the Company (a)
Maturity

2016	$1,000,000	0.76%
2017	2,100,000	0.84
2018	1,600,000	1.08
2019	500,000	1.12
2025	100,000	2.32
	$5,300,000	0.95%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

During the period from January 1, 2016 through February 25, 2016, the Company entered into an additional $4.25 billion notional amount of interest rate swaps to hedge student loans earning fixed rate floor income. As of February 25, 2016, the Company had a total of $9.55 billion notional amount of interest rate swaps hedging student loans earning fixed rate floor income in which the Company is paying an average fixed rate of 0.90 percent. These derivatives have various maturity dates ranging from 2016 through 2025.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2015:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$26,033,048	—
3 month H15 financial commercial paper	Daily	1,420,512	—
3 month Treasury bill	Daily	834,547	—
3 month LIBOR (a) (b)	Quarterly	—	15,763,391
1 month LIBOR	Monthly	—	10,129,979
Auction-rate (c)	Varies	—	1,160,365
Asset-backed commercial paper (d)	Varies	—	1,117,873
Other (e)		1,190,697	1,307,196
		$29,478,804	29,478,804

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. As of December 31, 2015, the Company had $7.5 billion notional amount of 1:3 Basis Swaps outstanding that mature during 2016. The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2015 was one-month LIBOR plus 10.0 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of December 31, 2015, the Company was sponsor for $1.2 billion of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

(d)	The interest rates on certain of the Company's warehouse facilities are indexed to asset-backed commercial paper rates.

(e)
Assets include accrued interest receivable and restricted cash and investments.  Funding represents overcollateralization (equity) included in FFELP asset-backed securitizations and warehouse facilities and other liabilities funding student loans and related assets.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(83,412)	(19.8)%	$(151,492)	(36.0)%	$(17,079)	(4.1)%	$(51,238)	(12.2)%
Impact of derivative settlements	38,439	9.1	115,315	27.4	6,161	1.5	18,484	4.4
Increase (decrease) in net income before taxes	$(44,973)	(10.7)%	$(36,177)	(8.6)%	$(10,918)	(2.6)%	$(32,754)	(7.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.61)		$(0.49)		$(0.16)		$(0.46)
	Year ended December 31, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(81,669)	(17.4)%	$(144,648)	(30.8)%	$(17,231)	(3.6)%	$(51,697)	(11.0)%
Impact of derivative settlements	40,267	8.6	120,801	25.7	7,649	1.6	22,951	4.9
Increase (decrease) in net income before taxes	$(41,402)	(8.8)%	$(23,847)	(5.1)%	$(9,582)	(2.0)%	$(28,746)	(6.1)%
Increase (decrease) in basic and diluted earnings per share	$(0.55)		$(0.32)		$(0.12)		$(0.38)
	Year ended December 31, 2013
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(70,599)	(15.1)%	$(124,864)	(26.8)%	$(16,831)	(3.6)%	$(50,493)	(10.8)%
Impact of derivative settlements	60,123	12.9	180,370	38.7	6,855	1.5	20,565	4.4
Increase (decrease) in net income before taxes	$(10,476)	(2.2)%	$55,506	11.9%	$(9,976)	(2.1)%	$(29,928)	(6.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.14)		$0.74		$(0.13)		$(0.40)

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.

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

We have audited Nelnet, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.'s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
February 25, 2016

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2015, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS - Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 26, 2016 (the “Proxy Statement”), is incorporated herein by reference.

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

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2015
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	2,638,296	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	2,638,296

(1)
Includes 2,024,655, 79,479, and 534,162 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

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

Exhibit Index

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

Exhibit Index

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

10.25*	Management Agreement, dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

10.26
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

Exhibit Index

10.27
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.28
Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company, filed as Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.29
Form of Administrative Services Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, Adminisystems, Inc., and Union Bank and Trust Company, filed as Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.30
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

10.34
Amendment No. 4 dated as of February 13, 2015 to Credit Agreement dated as of February 17, 2012, by and among Nelnet, Inc., U.S. Bank National Association, as Agent for the Lenders, and various lender parties thereto, filed as Exhibit 10.34 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.35
Amended and Restated Credit Agreement dated as of October 30, 2015, among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, Lead Arranger and Book Runner, Wells Fargo Bank, National Association, as Syndication Agent, and Citibank, N.A. and Royal Bank of Canada, as Co-Documentation Agents, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.36
Amended and Restated Guaranty dated as of October 30, 2015, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.37
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

Exhibit Index

10.41
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

10.43
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

10.44
Subparticipation Agreement dated as of January 1, 2014 between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated by reference herein.

10.45±
Master Private Loan Program Agreement dated as of December 22, 2014, by and between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.46±
Education Loan Marketing and Referral Agreement dated as of December 22, 2014, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company, filed as Exhibit 10.44 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.47±
Private Student Loan Origination and Servicing Agreement dated as of December 22, 2014, by and between Nelnet Servicing, LLC and Union bank and Trust Company, filed as Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.48±
Guaranteed Purchase Agreement dated as of December 22, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.46 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.49
Private Loan Sale Agreement dated as of October 9, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.50
Private Student Loan Servicing Agreement dated as of October 9, 2014, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.51
First Amendment of Loan Servicing Agreement dated as of September 27, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.49 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

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

Exhibit Index

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

 ± Certain portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2016
NELNET, INC

		By:	/s/ JEFFREY R. NOORDHOEK
Name: Jeffrey R. Noordhoek
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 25, 2016
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2016
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 25, 2016
Michael S. Dunlap

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	February 25, 2016
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	February 25, 2016
James P. Abel

/s/ WILLIAM R. CINTANI	Director	February 25, 2016
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 25, 2016
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 25, 2016
David S. Graff

/s/ THOMAS E. HENNING	Director	February 25, 2016
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 25, 2016
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 25, 2016
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
February 25, 2016

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
	2015	2014
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $50,498 and $48,900, respectively)	$28,324,552	28,005,195
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	11,379	37,781
Cash and cash equivalents - held at a related party	52,150	92,700
Total cash and cash equivalents	63,529	130,481
Investments and notes receivable	303,681	235,709
Restricted cash and investments	832,624	850,440
Restricted cash - due to customers	144,771	118,488
Accrued interest receivable	383,825	351,588
Accounts receivable (net of allowance for doubtful accounts of $2,003 and $1,656, respectively)	51,345	50,552
Goodwill	146,000	126,200
Intangible assets, net	51,062	42,582
Property and equipment, net	80,482	45,894
Other assets	75,344	76,622
Fair value of derivative instruments	28,690	64,392
Total assets	$30,485,905	30,098,143
Liabilities:
Bonds and notes payable	$28,172,682	28,027,350
Accrued interest payable	31,507	25,904
Other liabilities	169,906	167,881
Due to customers	144,771	118,488
Fair value of derivative instruments	74,881	32,842
Total liabilities	28,593,747	28,372,465
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 32,476,528 shares and 34,756,384 shares, respectively	325	348
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares and 11,486,932 shares, respectively	115	115
Additional paid-in capital	—	17,290
Retained earnings	1,881,708	1,702,560
Accumulated other comprehensive earnings	2,284	5,135
Total Nelnet, Inc. shareholders' equity	1,884,432	1,725,448
Noncontrolling interests	7,726	230
Total equity	1,892,158	1,725,678

Total liabilities and equity	$30,485,905	30,098,143

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$28,499,180	28,181,244
Restricted cash and investments	814,294	846,199
Other assets	384,230	351,934
Bonds and notes payable	(28,405,133)	(28,391,530)
Other liabilities	(353,607)	(280,233)
Fair value of derivative instruments, net	(64,080)	(20,455)
Net assets of consolidated variable interest entities	$874,884	687,159

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$726,258	703,007	638,142
Investment interest	7,851	6,793	6,668
Total interest income	734,109	709,800	644,810
Interest expense:
Interest on bonds and notes payable	302,210	273,237	230,935
Net interest income	431,899	436,563	413,875
Less provision for loan losses	10,150	9,500	18,500
Net interest income after provision for loan losses	421,749	427,063	395,375
Other income (expense):
Loan and guaranty servicing revenue	239,858	240,414	243,428
Tuition payment processing, school information, and campus commerce revenue	120,365	98,156	80,682
Enrollment services revenue	70,705	82,883	98,078
Other income, net	27,630	54,002	46,298
Gain on sale of loans and debt repurchases, net	5,153	3,651	11,699
Derivative market value and foreign currency adjustments and derivative settlements, net	4,401	15,860	18,957
Total other income	468,112	494,966	499,142
Operating expenses:
Salaries and benefits	247,914	228,079	196,169
Cost to provide enrollment services	45,535	53,307	64,961
Loan servicing fees	30,213	27,009	23,881
Depreciation and amortization	26,343	21,134	18,311
Other	119,212	122,981	125,661
Total operating expenses	469,217	452,510	428,983
Income before income taxes	420,644	469,519	465,534
Income tax expense	152,380	160,238	161,193
Net income	268,264	309,281	304,341
Net income attributable to noncontrolling interests	285	1,671	1,669
Net income attributable to Nelnet, Inc.	$267,979	307,610	302,672
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$5.89	6.62	6.50
Weighted average common shares outstanding - basic and diluted	45,529,340	46,469,615	46,570,314

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2015, 2014, and 2013
	2015	2014	2013
	(Dollars in thousands)
Net income	$268,264	309,281	304,341
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(1,570)	9,006	9,134
Less reclassification adjustment for gains recognized in net income, net of losses	(2,955)	(8,506)	(5,938)
Income tax effect	1,674	(184)	(1,190)
Total other comprehensive (loss) income	(2,851)	316	2,006
Comprehensive income	265,413	309,597	306,347
Comprehensive income attributable to noncontrolling interest	285	1,671	1,669
Comprehensive income attributable to Nelnet, Inc.	$265,128	307,926	304,678

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2015, 2014, and 2013
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2012	—	35,116,913	11,495,377	$—	351	115	32,540	1,129,389	2,813	5	1,165,213
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	5	5
Net income	—	—	—	—	—	—	—	302,672	—	1,669	304,341
Other comprehensive income	—	—	—	—	—	—	—	—	2,006	—	2,006
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,351)	(1,351)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(18,569)	—	—	(18,569)
Issuance of common stock, net of forfeitures	—	157,684	—	—	2	—	2,377	—	—	—	2,379
Compensation expense for stock based awards	—	—	—	—	—	—	3,102	—	—	—	3,102
Repurchase of common stock	—	(393,259)	—	—	(4)	—	(13,132)	—	—	—	(13,136)
Balance as of December 31, 2013	—	34,881,338	11,495,377	—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	307,610	—	1,671	309,281
Other comprehensive income	—	—	—	—	—	—	—	—	316	—	316
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,970)	(1,970)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(18,542)	—	—	(18,542)
Issuance of common stock, net of forfeitures	—	248,290	—	—	3	—	3,551	—	—	—	3,554
Compensation expense for stock based awards	—	—	—	—	—	—	4,561	—	—	—	4,561
Repurchase of common stock	—	(381,689)	—	—	(4)	—	(15,709)	—	—	—	(15,713)
Conversion of common stock	—	8,445	(8,445)	—	—	—	—	—	—	—	—
Balance as of December 31, 2014	—	34,756,384	11,486,932	—	348	115	17,290	1,702,560	5,135	230	1,725,678
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	7,443	7,443
Net income	—	—	—	—	—	—	—	267,979	—	285	268,264
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,851)	—	(2,851)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(232)	(232)
Cash dividends on Class A and Class B common stock - $0.42 per share	—	—	—	—	—	—	—	(19,025)	—	—	(19,025)
Issuance of common stock, net of forfeitures	—	159,303	—	—	2	—	3,860	—	—	—	3,862
Compensation expense for stock based awards	—	—	—	—	—	—	5,188	—	—	—	5,188
Repurchase of common stock	—	(2,449,159)	—	—	(25)	—	(26,338)	(69,806)	—	—	(96,169)
Conversion of common stock	—	10,000	(10,000)	—	—	—	—	—	—	—	—
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014, and 2013
	2015	2014	2013
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$267,979	307,610	302,672
Net income attributable to noncontrolling interest	285	1,671	1,669
Net income	268,264	309,281	304,341
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	123,736	107,969	79,484
Student loan discount accretion	(43,766)	(43,479)	(36,258)
Provision for loan losses	10,150	9,500	18,500
Derivative market value adjustment	15,150	20,310	(83,878)
Foreign currency transaction adjustment	(43,801)	(58,013)	35,285
Payments to enter into derivative instruments	(2,936)	(9,087)	—
Proceeds to terminate/amend derivative instruments, net of payments	65,527	1,765	65,890
(Gain) loss on sale of loans, net	(351)	2,964	(33)
Gain from debt repurchases	(4,802)	(6,615)	(11,666)
Gain from sales of available-for-sale securities, net	(2,955)	(8,506)	(5,938)
(Purchases) proceeds related to trading securities, net	(3,120)	3,128	—
Deferred income tax expense	7,049	19,659	2,539
Non-cash compensation expense	5,347	4,699	3,329
Other	3,875	7,127	112
(Increase) decrease in accrued interest receivable	(3,819)	5,205	8,341
Decrease in accounts receivable	1,061	6,690	7,566
Decrease (increase) in other assets	375	2,372	(4,783)
Increase (decrease) in accrued interest payable	5,117	3,009	(433)
(Decrease) increase in other liabilities	(8,736)	(20,529)	4,782
Net cash provided by operating activities	391,365	357,449	387,180
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(2,189,450)	(3,753,936)	(2,392,676)
Net proceeds from student loan repayments, claims, capitalized interest, and other	3,668,302	3,700,005	2,852,177
Proceeds from sale of student loans	3,996	50,190	43,292
Purchases of available-for-sale securities	(100,476)	(192,998)	(219,894)
Proceeds from sales of available-for-sale securities	95,758	241,793	103,250
Purchases of investments and issuance of notes receivable	(93,948)	(45,925)	(20,302)
Proceeds from investments and notes receivable	29,799	15,819	—
Purchases of property and equipment, net	(16,761)	(26,488)	(17,010)
Decrease (increase) in restricted cash and investments, net	67,108	(51,135)	147,743
Business and asset acquisitions, net of cash acquired	(46,966)	(46,833)	—
Net cash provided by (used in) investing activities	1,417,362	(109,508)	496,580
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(4,368,180)	(3,632,741)	(5,153,057)
Proceeds from issuance of bonds and notes payable	2,614,595	3,502,316	4,312,720
Payments of debt issuance costs	(11,162)	(14,934)	(13,697)
Dividends paid	(19,025)	(18,542)	(18,569)
Repurchases of common stock	(96,169)	(15,713)	(13,136)
Proceeds from issuance of common stock	801	656	561
Issuance of noncontrolling interest	3,693	201	5
Distribution to noncontrolling interest	(232)	(1,970)	(1,351)
Net cash used in financing activities	(1,875,679)	(180,727)	(886,524)
Net (decrease) increase in cash and cash equivalents	(66,952)	67,214	(2,764)
Cash and cash equivalents, beginning of year	130,481	63,267	66,031
Cash and cash equivalents, end of year	$63,529	130,481	63,267

Cash disbursements made for:
Interest	$228,248	210,700	190,998
Income taxes, net of refunds	$147,235	155,828	154,840
Noncash investing and financing activities:
Student loans and other assets acquired	$2,025,453	2,571,997	1,715,260
Sale of education lending subsidiary, including student loans and other assets	$—	246,376	—
Note receivable obtained in connection with sale of education lending subsidiary	$—	20,737	—
Borrowings and other liabilities transferred in sale of education lending subsidiary	$—	225,139	—
Borrowings and other liabilities assumed in acquisition of student loans	$1,885,453	2,444,874	1,676,761
Issuance of minority interest	$3,750	—	—

Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisitions is contained in note 7.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1.	Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diverse company with a focus on delivering education-related products and services and student loan asset management. The largest operating businesses engage in student loan servicing, tuition payment processing and school information systems, and telecommunications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

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

Effective July 1, 2010, the Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act of 2010”) prohibits new loan originations under the FFEL Program and requires that all new federal student loan originations be made through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this law, the Company no longer originates new FFELP loans. However, the Company believes there may be continued opportunities to purchase FFELP loan portfolios from current FFELP loan holders as the program winds down. To reduce its reliance on interest income on student loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business acquisitions.

On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo Communications LLC (“Allo”).  The remaining 7.5 percent of the ownership interests of Allo is owned by Allo management, who has the opportunity to earn an additional 11.5 percent (up to 19 percent), of the total ownership interests based on the financial performance of Allo.  Allo provides pure fiber optic service to homes and businesses for internet, television, and telephone services.  The acquisition of Allo provides additional diversification of the Company's revenues and cash flows outside of education.  In addition, the acquisition leverages the Company's existing infrastructure, customer service capabilities and call centers, and financial strength and liquidity for continued growth.  For financial reporting purposes, the Company will disclose the operating results of Allo as a separate reportable operating segment.  The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition.  As such, Allo’s assets and liabilities as of December 31, 2015 are included in the Company’s consolidated balance sheet.  However, Allo had no impact on the consolidated statement of income for 2015.  Beginning January 1, 2016, the Company will reflect the operations of Allo in the consolidated statements of income.  Revenue from telecommunications services will be recognized when the services are provided to customers.

The Company has four reportable operating segments. The Company's reportable operating segments include:

• Student Loan and Guaranty Servicing
• Tuition Payment Processing and Campus Commerce
• Asset Generation and Management
• Telecommunications

A description of each reportable operating segment is included below. See note 14 for additional information on the Company's segment reporting.

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

Telecommunications

As discussed previously, on December 31, 2015, the Company acquired 92.5 percent of the membership interests of Allo.  Allo derives its revenue primarily from the sale of advanced telecommunication services to residential and business customers in Nebraska, including internet, television, and telephone services.  Internet and television services include revenue from residential and business customers for subscriptions to Allo's video and data products.  Allo data services can provide high-speed internet access at various symmetrical speeds of up to 1 gigabit per second. Local calling services include fiber telephone service and other basic services.  Long-distance services include traditional domestic and international long distance which enables customers to make calls that terminate outside their local calling area.

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

Noncontrolling Interest

Noncontrolling interest reflects the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in the following entities:

•	Whitetail Rock Capital Management, LLC (“WRCM”) - WRCM is the Company’s SEC-registered investment advisory subsidiary. WRCM issued 10 percent minority membership interests on January 1, 2012.

•
Allo Communications LLC - On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo. The remaining 7.5 percent of the ownership interests of Allo is owned by Allo management, who has the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.

•
401 Building, LLC (“401 Building”) - 401 Building is an entity established on October 19, 2015 for the sole purpose of acquiring, developing, and operating a commercial building. The Company owns 50 percent of 401 Building.

•	TDP Phase Three, LLC (“TDP”) - TDP is an entity established on October 20, 2015 for the sole purpose of developing and operating a commercial building. The Company owns 25 percent of TDP.

The Company plans to be a tenant in the buildings being developed by 401 Building and TDP once development is complete. Because the Company, as lessee, is involved in the asset construction, 401 Building and TDP is included in the Company's consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.

Student Loans Receivable

Student loans consist of federally insured student loans and private education loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2015 and 2014.

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

Student loans receivable also includes private education loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFELP. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' personal resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. The private education loans are not covered by a guarantee or collateral in the event of borrower default.

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

In determining the appropriate allowance for loan losses on the private education loans, the Company considers several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places a private education loan on nonaccrual status when the collection of principal and interest is 90 days past due, and charges off the loan when the collection of principal and interest is 120 days past due. Collections, if any, are reflected as a recovery through the allowance for loan losses.

Management has determined that each of the federally insured loan portfolio and the private education loan portfolio meets the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Accordingly, the portfolio segment disclosures are presented on this basis in note 3 for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables. The Company collectively evaluates loans for impairment and as of December 31, 2015 and 2014, the Company did not have any impaired loans as defined in the Receivables Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification.

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

Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased accrued interest was $71.4 million, $55.0 million, and $29.0 million in 2015, 2014, and 2013, respectively.

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

The Company accounts for investments in which it does not have significant influence or a controlling financial interest using the cost method of accounting.  Cost method investments are recorded at cost.  Cost method investments are evaluated for other-than-temporary impairment in the same manner as described above for available-for-sale investments.

The Company accounts for investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.  Equity method investments are recorded at cost and subsequently increased or decreased by the amount of the Company’s proportionate share of the net earnings or losses and other comprehensive income of the investee.  Equity method investments are evaluated for other-than-temporary impairment using certain impairment indicators such as a series of operating losses of an investee or other factors.  These factors may indicate that a decrease in value of the investment has occurred that is other-than-temporary and shall be recognized.

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

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Equipment held under capital leases are stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Maintenance and repairs are charged to expense as incurred, and major improvements, including leasehold improvements, are capitalized. Gains and losses from the sale of property and equipment are included in determining net income. The Company uses the straight-line method for recording depreciation and amortization. Equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

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

Other Assets

Other assets are recorded at cost or amortized cost and consist primarily of debt issuance costs and prepaid expenses. Debt issuance costs are amortized using the effective interest method.

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

The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the fiscal quarter average rate of 13-week Treasury Bill auctions (for loans originated prior to January 1, 2000), the fiscal quarter average rate of the daily three-month financial commercial paper rates (for loans originated on and after January 1, 2000) or the fiscal quarter average rate of daily one-month LIBOR rates (for loans originated on and after January 1, 2000, and for lenders which elected to change the SAP index to one-month LIBOR effective April 1, 2012) relative to the yield of the student loan.

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

3.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of December 31,
	2015	2014
Federally insured loans
Stafford and other	$6,202,064	6,030,825
Consolidation	22,086,043	22,165,605
Total	28,288,107	28,196,430
Private education loans	267,642	27,478
	28,555,749	28,223,908
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(180,699)	(169,813)
Allowance for loan losses – federally insured loans	(35,490)	(39,170)
Allowance for loan losses – private education loans	(15,008)	(9,730)
	$28,324,552	28,005,195
(a) At December 31, 2015 and 2014, "loan discount, net of unamortized loan premiums and deferred origination costs" included $33.0 million and $28.8 million, respectively, of non-accretable discount associated with purchased loan portfolios of $10.8 billion and $8.5 billion, respectively.

Acquisition of Student Loan Residual Interests

On October 31, 2013, the Company acquired the ownership interest in a federally insured student loan securitization trust giving the Company rights to the residual interest in $1.6 billion of securitized federally insured consolidation loans. The trust includes loans funded to term with $1.6 billion (par value) of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction."

On April 25, 2014, the Company acquired the ownership interest in three FFELP student loan securitization trusts giving the Company rights to the residual interest in a total of $2.6 billion of securitized federally insured loans and related assets. These trusts include loans funded to term with $2.6 billion (par value) of notes payable that carry interest rates on a spread to LIBOR or are set and periodically reset via a "dutch auction."

On May 26, 2015, the Company acquired the ownership interest in a federally insured student loan securitization trust, giving the Company rights to the residual interest in $504.2 million of securitized federally insured loans. The trust includes loans funded to term with $448.9 million (par value) of bonds and notes payable.

On August 3, 2015, the Company acquired the ownership interest in two federally insured student loan securitization trusts, giving the Company rights to the residual interest in $1.5 billion of securitized federally insured loans. The two trusts include loans funded to term with $1.5 billion (par value) of bonds and notes payable.

The Company has consolidated the previously disclosed trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the Company recognizing a student loan fair value discount of $52.9 million, $68.7 million, and $40.9 million, during the years 2013, 2014, and 2015, respectively. Additionally, a bonds and notes payable net fair value discount of $91.8 million, $163.7 million, and $84.5 million, was recorded by the Company in 2013, 2014, and 2015, respectively. These discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost, which approximates fair value.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Private Education Loans

During 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the total purchase obligation limited to $200.0 million. As of December 31, 2015, the Company had purchased $160.1 million in private education loans from CommonBond pursuant to this agreement.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Year ended December 31,
	2015	2014	2013
Balance at beginning of period	$48,900	55,122	51,902
Provision for loan losses:
Federally insured loans	8,000	11,000	20,000
Private education loans	2,150	(1,500)	(1,500)
Total provision for loan losses	10,150	9,500	18,500
Charge-offs:
Federally insured loans	(11,730)	(15,260)	(15,588)
Private education loans	(2,414)	(2,332)	(3,683)
Total charge-offs	(14,144)	(17,592)	(19,271)
Recoveries - private education loans	1,050	1,315	1,577
Purchase (sale) of federally insured loans, net	50	(10)	(1,093)
Sale of private education loans, net	(140)	(1,620)	—
Transfer from repurchase obligation related to private education loans repurchased, net	4,632	2,185	3,507
Balance at end of period	$50,498	48,900	55,122

Allocation of the allowance for loan losses:
Federally insured loans	$35,490	39,170	43,440
Private education loans	15,008	9,730	11,682
Total allowance for loan losses	$50,498	48,900	55,122

Repurchase Obligation

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of December 31, 2015 and 2014, the balance of loans subject to these repurchase obligations was $46.8 million and $155.3 million, respectively. The Company repurchased $98.6 million of private education loans during 2015 as a result of terminating such agreements. The Company's estimate related to its obligation to repurchase these loans is included in "other liabilities" in the Company's consolidated balance sheets and was $2.7 million and $11.8 million, as of December 31, 2015 and 2014, respectively.

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

	As of December 31,
	2015		2014		2013
Federally insured loans:
Loans in-school/grace/deferment (a)	$2,292,941		$2,805,228		$2,872,505
Loans in forbearance (b)	2,979,357		3,288,412		3,370,025
Loans in repayment status:
Loans current	19,447,541	84.4%	18,460,279	83.5%	16,337,922	82.4%
Loans delinquent 31-60 days (c)	1,028,396	4.5	1,043,119	4.8	967,318	4.9
Loans delinquent 61-90 days (c)	566,953	2.5	588,777	2.7	550,333	2.9
Loans delinquent 91-120 days (c)	415,747	1.8	404,905	1.8	390,791	2.0
Loans delinquent 121-270 days (c)	1,166,940	5.1	1,204,405	5.4	1,117,936	5.6
Loans delinquent 271 days or greater (c)(d)	390,232	1.7	401,305	1.8	443,373	2.2
Total loans in repayment	23,015,809	100.0%	22,102,790	100.0%	19,807,673	100.0%
Total federally insured loans	$28,288,107		$28,196,430		$26,050,203

Private education loans:
Loans in-school/grace/deferment (a)	$30,795		$905		$2,700
Loans in forbearance (b)	350		—		366
Loans in repayment status:
Loans current	228,464	96.7%	18,390	69.2%	59,001	86.7%
Loans delinquent 31-60 days (c)	1,771	0.7	1,078	4.1	1,672	2.5
Loans delinquent 61-90 days (c)	1,283	0.5	1,035	3.9	1,718	2.5
Loans delinquent 91 days or greater (c)	4,979	2.1	6,070	22.8	5,646	8.3
Total loans in repayment	236,497	100.0%	26,573	100.0%	68,037	100.0%
Total private education loans	$267,642		$27,478		$71,103

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

4.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,155,336	0.05% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,160,365	0.88% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	26,315,701
FFELP warehouse facilities	1,855,907	0.27% - 0.56%	4/29/18 - 12/14/18
Private education loan warehouse facility	181,184	0.57%	12/26/16
Unsecured line of credit	100,000	1.79% - 1.92%	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	3.99%	9/15/61
Other borrowings	93,355	1.93% - 3.38%	10/31/16 - 12/15/45
	28,603,331
Discount on bonds and notes payable	(430,649)
Total	$28,172,682

	As of December 31, 2014
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,713,431	0.19% - 6.90%	5/25/18 - 8/26/52
Bonds and notes based on auction	1,311,669	0.47% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	27,025,100
FFELP warehouse facilities	1,241,665	0.16% - 0.26%	1/17/16 - 6/11/17
Unsecured line of credit	—	—	6/30/19
Unsecured debt - Junior Subordinated Hybrid Securities	71,688	3.63%	9/15/61
Other borrowings	81,969	1.67% - 5.10%	11/11/15 - 12/31/18
	28,420,422
Discount on bonds and notes payable	(393,072)
Total	$28,027,350

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

As of December 31, 2015, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III	NFSLW-I	NHELP-II	Total
Maximum financing amount	$750,000	875,000	500,000	2,125,000
Amount outstanding	738,034	686,764	431,109	1,855,907
Amount available	$11,966	188,236	68,891	269,093
Expiration of liquidity provisions	April 29, 2016	July 8, 2016	December 16, 2016
Final maturity date	April 29, 2018	July 9, 2018	December 14, 2018
Maximum advance rates	92.2 - 95.0%	92.0 - 98.0%	85.0 - 95.0%
Minimum advance rates	92.2 - 95.0%	84.0 - 90.0%	85.0 - 95.0%
Advanced as equity support	$45,301	32,757	36,089	114,147
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset-backed securitizations

The following tables summarize the asset-backed securitization transactions completed in 2015 and 2014.

	Securitizations completed during the year ended December 31, 2015
	2015-1	2015-2			2015-3				Total
		Class A-1 notes	Class A-2 notes	2015-2 total	Class A-1 notes	Class A-2 notes	Class A-3 notes	2015-3 total
Date securities issued	2/27/15	3/26/15	3/26/15	3/26/15	5/21/15	5/21/15	5/21/15	5/21/15
Total original principal amount	$566,346	122,500	584,500	722,000	82,500	270,000	41,400	401,400	$1,689,746

Class A senior notes:
Total original principal amount	$553,232	122,500	584,500	707,000	82,500	270,000	41,400	393,900	1,654,132
Bond discount	—	—	—	—	—	(380)	(1,095)	(1,475)	(1,475)
Issue price	$553,232	122,500	584,500	707,000	82,500	269,620	40,305	392,425	1,652,657
Cost of funds (1-month LIBOR plus:)	0.59%	0.27%	0.60%		0.30%	0.60%	0.90%
Final maturity date	4/25/41	3/25/20	9/25/42		1/27/25	2/26/46	6/25/49

Class B subordinated notes:
Total original principal amount	$13,114			15,000				7,500	35,614
Bond discount	(1,157)			(1,793)				(968)	(3,918)
Issue price	$11,957			13,207				6,532	31,696
Cost of funds (1-month LIBOR plus:)	1.50%			1.50%				1.50%
Final maturity date	6/25/46			5/25/49				6/27/50

	Securitizations completed during the year ended December 31, 2014
	2014-1	2014-2				2014-3	2014-4			2014-5	2014-6	Total
		Class A-1 notes	Class A-2 notes	Class A-3 notes	2014-2 total		Class A-1 notes	Class A-2 notes	2014-4 total
Date securities issued	2/6/14	3/12/14	3/12/14	3/12/14	3/12/14	4/30/14	5/23/14	5/23/14	5/23/14	6/18/14	7/31/14
Total original principal amount	$458,500	191,000	222,000	84,000	509,000	719,800	267,500	107,500	384,500	603,000	565,000	$3,239,800

Class A senior notes:
Total original principal amount	$445,000	191,000	222,000	84,000	497,000	700,700	267,500	107,500	375,000	587,000	565,000	3,169,700
Bond discount	—	—	—	(535)	(535)	—	—	—	—	—	(3,124)	(3,659)
Issue price	$445,000	191,000	222,000	83,465	496,465	700,700	267,500	107,500	375,000	587,000	561,876	3,166,041
Cost of funds (1-month LIBOR plus:)	0.57%	0.28%	0.60%	0.85%		0.58%	0.54%	0.95%		0.55%	0.65%
Final maturity date	9/25/41	6/25/21	3/25/30	7/27/37		6/25/41	11/27/34	11/25/43		7/25/41	11/25/47

Class B subordinated notes:
Total original principal amount	$13,500				12,000	19,100			9,500	16,000		70,100
Bond discount	(1,132)				(1,046)	(1,467)			(1,138)	(1,232)		(6,015)
Issue price	$12,368				10,954	17,633			8,362	14,768		64,085
Cost of funds (1-month LIBOR plus:)	1.50%				1.50%	1.50%			1.50%	1.50%
Final maturity date	10/25/47				6/25/41	10/25/50			9/25/51	5/25/49

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Auction Rate Securities

The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). As of December 31, 2015, the Company is currently the sponsor on $1.2 billion of Auction Rate Securities.

Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the indenture. Based on the relative levels of these indices as of December 31, 2015, the rates expected to be paid by the Company range from 91-day T-Bill plus 125 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

Private Education Loan Warehouse Facility
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of December 31, 2015, there was $181.2 million outstanding on the facility and $93.8 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, range from 64 percent to 99 percent. As of December 31, 2015, $25.2 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which have a defined expiration date of June 24, 2016. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of December 26, 2016.

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of October 30, 2020. As of December 31, 2015, the unsecured line of credit had $100.0 million outstanding and $250.0 million was available for future use.

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement.  The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on recourse indebtedness

•	A limitation on the amount of unsecuritized private education loans in the Company’s portfolio

•	A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business

As of December 31, 2015, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.

The Company's operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company's ratings (as well as the amounts the Company borrows) have modest implications on the pricing level at which the Company obtains funds

A default on the Company's warehouse facilities would result in an event of default on the Company's unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

Junior Subordinated Hybrid Securities

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

through September 29, 2036 ("the scheduled maturity date") is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 3.99% at December 31, 2015. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at least $50.0 million. As of December 31, 2015, the outstanding balance on the Hybrid Securities was $57.2 million.

Other Borrowings

The Company has a $75.0 million line of credit, which is collateralized by asset-backed security investments, with a maturity date of October 31, 2016. The line of credit has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of December 31, 2015, $75.0 million was outstanding on this line of credit.

The Company also has two notes payable, which were each issued by TDP on December 30, 2015 in connection with the development of a commercial building. As of December 31, 2015, one note has $12.0 million outstanding with a maturity date of March 31, 2023; the other note has $6.4 million outstanding with a maturity date of December 15, 2045. Both of these notes have a fixed interest rate of 3.38%.

Debt Covenants

Certain bond resolutions contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2015.

Maturity Schedule

Bonds and notes outstanding as of December 31, 2015 are due in varying amounts as shown below.

2016	$256,184
2017	—
2018	1,855,907
2019	173,755
2020	194,648
2021 and thereafter	26,122,837
$28,603,331

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Debt Repurchases

The following table summarizes the Company's repurchases of its own debt. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases, net" on the Company’s consolidated statements of income.

	Par value	Purchase price	Gain	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Year ended December 31,
	2015			2014			2013
Unsecured debt - Hybrid Securities	$14,504	11,374	3,130	24,769	19,761	5,008	2,775	2,080	695
Asset-backed securities	32,026	30,354	1,672	29,243	27,636	1,607	87,696	76,725	10,971
	$46,530	41,728	4,802	54,012	47,397	6,615	90,471	78,805	11,666

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

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. As of December 31, 2015, the Company had $26.0 billion, $1.4 billion, and $0.8 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $15.8 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $10.1 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2015	2014
Maturity	Notional amount	Notional amount
2016	$7,500,000	—
2021	—	250,000
2022	—	1,900,000
2023	—	3,650,000
2024	—	250,000
2026	—	800,000
2028	—	100,000
2036	—	700,000
2039	—	150,000
	$7,500,000	7,800,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2015 and 2014, was one-month LIBOR plus 10.0 basis points and 3.5 basis points, respectively.
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

As of December 31, 2015 and 2014, the Company had $11.1 billion and $12.7 billion, respectively, of student loan assets that were earning fixed rate floor income, of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 2.15% and 1.84%, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following tables summarize the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2015		As of December 31, 2014
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2015	$—	—%	$1,100,000	0.89%
2016	1,000,000	0.76	750,000	0.85
2017	2,100,000	0.84	1,250,000	0.86
2018	1,600,000	1.08	—	—
2019	500,000	1.12	—	—
2025	100,000	2.32	—	—
	$5,300,000	0.95%	$3,100,000	0.87%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

Interest rate swaps – unsecured debt hedges

As of December 31, 2015 and 2014, the Company had $57.2 million and $71.7 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of December 31, 2015 and 2014, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on a portion of the Hybrid Securities to a fixed rate of 7.66%.

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

	Year ended December 31,
	2015	2014	2013 (b)
Re-measurement of Euro Notes	$43,801	58,013	(35,285)
Change in fair value of cross currency interest rate swaps	(45,195)	(57,289)	26,354
Total impact to consolidated statements of income - (expense) income (a)	$(1,394)	724	(8,931)

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
Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected on the consolidated balance sheets.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
1:3 basis swaps	$724	53,549	410	—
Interest rate swaps - floor income hedges	21,408	5,165	1,175	5,034
Interest rate swap option - floor income hedge	3,257	5,678	—	—
Interest rate swaps - hybrid debt hedges	—	—	7,646	7,353
Interest rate caps	1,570	—	—	—
Cross-currency interest rate swap	—	—	65,650	20,455
Other	1,731	—	—	—
Total	$28,690	64,392	74,881	32,842

During the years ended December 31, 2015 and 2014, the Company terminated certain derivatives for net proceeds of $65.5 million and $1.8 million, respectively.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of December 31, 2015	$28,690	(851)	1,632	29,471
Balance as of December 31, 2014	64,392	(12,387)	—	52,005

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged (received)	Net asset (liability)
Balance as of December 31, 2015	$(74,881)	851	13,168	(60,862)
Balance as of December 31, 2014	(32,842)	12,387	(1,454)	(21,909)

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Year ended December 31,
	2015	2014	2013
Settlements:
1:3 basis swaps	$1,058	3,389	3,301
Interest rate swaps - floor income hedges	(23,041)	(24,380)	(31,022)
Interest rate swaps - hybrid debt hedges	(1,012)	(1,025)	(1,670)
Cross-currency interest rate swaps	(1,255)	173	(245)
Total settlements - (expense) income	(24,250)	(21,843)	(29,636)
Change in fair value:
1:3 basis swaps	12,292	36,824	7,467
Interest rate swaps - floor income hedges	20,103	8,797	36,719
Interest rate swap option - floor income hedge	(2,420)	(3,409)	—
Interest rate swaps - hybrid debt hedges	(295)	(5,233)	12,997
Interest rate caps	(1,365)	—	—
Cross-currency interest rate swaps	(45,195)	(57,289)	26,354
Other	1,730	—	341
Total change in fair value - (expense) income	(15,150)	(20,310)	83,878
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	43,801	58,013	(35,285)
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$4,401	15,860	18,957

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk. The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of December 31, 2015, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

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

Market Risk

When the fair value of a derivative instrument is negative (a liability in the Company's consolidated balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  The Company believes any downgrades from its current unsecured credit rating (Standard & Poor's: BBB- (stable

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some derivative contracts have mutual optional termination provisions that can be exercised during 2022. As of December 31, 2015, the fair value of derivatives with early termination provisions was a negative $2.8 million (a liability on the Company's balance sheet).

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

6.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of December 31, 2015				As of December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$139,970	3,402	(1,362)	142,010	131,589	6,204	(236)	137,557
Equity securities	846	1,686	(100)	2,432	1,553	2,216	(33)	3,736
Total available-for-sale investments	$140,816	5,088	(1,462)	144,442	133,142	8,420	(269)	141,293
Trading investments:
Student loan asset-backed securities				6,045				7,830
Equity securities				4,905				—
Total trading investments				10,950				7,830
Total available-for-sale and trading investments				155,392				149,123
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds (c)				63,323				19,987
Real estate (d)				50,463				18,661
Notes receivable (e)				18,473				22,255
Tax liens and affordable housing				16,030				25,683
Total investments and notes receivable				$303,681				235,709

(a)
As of December 31, 2015, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of December 31, 2015, the stated maturities of the Company's student loan asset-backed securities and other debt securities classified as available-for-sale are shown in the following table:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Year of Maturity:	Amortized cost	Fair value
Within 1 year	$6,323	6,283
1-5 years	125	125
6-10 years	279	279
After 10 years	133,243	135,323
Total	$139,970	142,010

(c)	As of December 31, 2015 and 2014, "Venture capital and funds" included $41.4 million and $0.8 million, respectively, of the Company's equity investment in Hudl. See note 19 for further information.

(d)
As of December 31, 2015, "Real estate" included $25.0 million of the Company's investment in TDP. This investment includes $3.5 million of land, construction in progress, and related assets and $21.5 million of restricted cash to be used for real estate development. TDP has notes payable of $18.4 million outstanding as of December 31, 2015.

(e)
As of December 31, 2015 and 2014, "Notes receivable" included $17.3 million and $20.7 million, respectively, of a note receivable obtained in connection with the sale of an education lending subsidiary.

The following table summarizes the amount included in "other income, net" in the consolidated statements of income related to the Company's investments classified as available-for-sale and trading.

	Year ended December 31,
	2015	2014	2013
Available-for-sale securities:
Gross realized gains	$3,402	8,581	6,270
Gross realized losses	(447)	(75)	(332)
Trading securities:
Unrealized (losses) gains, net	(715)	(135)	221
Realized (losses) gains, net	(2,097)	(1,082)	5
	$143	7,289	6,164

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

The initial consideration paid by the Company for RenWeb was $44.0 million. In addition to the initial purchase price, additional payments are to be paid by the Company to the former owners of RenWeb based on certain operating results and other performance measures of RenWeb as defined in the purchase agreement. The contingent payments, if any, are payable when earned, and the potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement was between $0 and $4.0 million. As of the acquisition date, the Company accrued $2.3 million as additional consideration, which represented the estimated fair value of the contingent consideration arrangement. In December 2014, the Company reduced the estimated fair value of the contingent consideration by $1.3 million. During 2015, the Company increased the estimated fair value of the contingent consideration by $0.9 million and paid $1.0 million of contingent consideration to the former owners. All remaining payments, if any, are to be paid no later than January 2017.

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

Allo

On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo for total cash consideration of $46.25 million.  The remaining 7.5 percent of the ownership interests of Allo is owned by Allo management, who has the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.  Allo provides pure fiber optic service to homes and businesses for internet, television, and telephone services.  The acquisition of Allo provides additional diversification of the Company's revenues and cash flows outside of education.  In addition, the acquisition leverages the Company's existing infrastructure, customer service capabilities and call centers, and financial strength and liquidity for continued growth.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to Allo are subject to refinement as the Company completes its analysis relative to the fair values at the date of acquisition.

Cash and cash equivalents	$334
Restricted cash and investments	850
Accounts receivable	1,854
Property and equipment	34,377
Other assets	405
Intangible assets	11,140
Excess cost over fair value of net assets acquired (goodwill)	19,800
Other liabilities	(4,856)
Bonds and notes payable	(13,904)
Net assets acquired	50,000
Minority interest	(3,750)
Total consideration paid by the Company	$46,250

The $11.1 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 12 years. The intangible assets that made up this amount included customer relationships of $6.1 million (10-year useful life) and a trade name of $5.0 million (15-year useful life).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The $19.8 million of goodwill was assigned to the Telecommunications operating segment and is expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributable to future customers to be generated through the continued expansion of Allo's services in rural markets.

The proforma impacts of the acquisition on the Company's historical results prior to the acquisition were not material.

8. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2015 (months)	As of December 31, 2015	As of December 31, 2014

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $23,195 and $17,361, respectively)	199	$27,576	27,330
Computer software (net of accumulated amortization of $4,397 and $1,896, respectively)	34	11,601	6,969
Trade names (net of accumulated amortization of $795 and $272, respectively)	202	10,687	6,150
Content (net of accumulated amortization of $900 and $0, respectively)	12	900	1,800
Covenants not to compete (net of accumulated amortization of $56 and $21, respectively)	101	298	333
Total - amortizable intangible assets	158	$51,062	42,582

The Company recorded amortization expense on its intangible assets of $9.8 million, $6.5 million, and $3.3 million during the years ended December 31, 2015, 2014, and 2013, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2015, the Company estimates it will record amortization expense as follows:

2016	$9,990
2017	7,002
2018	6,533
2019	3,886
2020	3,564
2021 and thereafter	20,087
$51,062

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

9. Goodwill

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management (a)	Tele- communications	Corporate and Other Activities	Total
Balance as of December 31, 2013	$8,596	58,086	41,883	—	8,553	117,118
Goodwill acquired during the period	—	9,082	—	—	—	9,082
Balance as of December 31, 2014	8,596	67,168	41,883	—	8,553	126,200
Goodwill acquired during the period	—	—	—	19,800	—	19,800
Balance as of December 31, 2015	$8,596	67,168	41,883	19,800	8,553	146,000

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
For the 2013, 2014, and 2015 annual review of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test and concluded there was no impairment of goodwill.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

10. Property and Equipment

Property and equipment, including $1.3 million of telecommunications customer located property owned under capital leases as of December 31, 2015, consisted of the following:

		As of December 31,
	Useful life	2015	2014
Non-telecommunications:
Computer equipment and software	1-5 years	$89,093	85,294
Office furniture and equipment	3-7 years	12,638	12,265
Building and building improvements	5-39 years	12,239	11,336
Transportation equipment	4-10 years	3,868	3,877
Leasehold improvements	5-20 years	3,545	3,645
Land	—	700	700
Construction in progress	—	1,210	13,168
		123,293	130,285
Accumulated depreciation - non-telecommunications		77,188	84,391
Non-telecommunications, net property and equipment		46,105	45,894

Telecommunications:
Network plant and fiber	5-15 years	25,669	—
Customer located property	5-10 years	6,912	—
Central office	5-15 years	909	—
Other	1-20 years	887	—
		34,377	—
Accumulated depreciation - telecommunications		—	—
Telecommunications, net property and equipment		34,377	—
Total property and equipment, net		$80,482	45,894

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 related to property and equipment was $16.5 million, $14.6 million, and $15.1 million, respectively.

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

Stock Repurchases

The Company has a stock repurchase program that expires on May 24, 2018 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2015, 3.2 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2015, 2014, and 2013 are shown in the table below.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2015	2,449,159	$96,169	$39.27
Year ended December 31, 2014	381,689	15,713	41.17
Year ended December 31, 2013	393,259	13,136	33.40

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

	Year ended December 31,
	2015			2014			2013
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$265,129	2,850	267,979	304,540	3,070	307,610	300,043	2,629	302,672

Denominator:
Weighted-average common shares outstanding - basic and diluted	45,045,199	484,141	45,529,340	46,005,915	463,700	46,469,615	46,165,785	404,529	46,570,314
Earnings per share - basic and diluted	$5.89	5.89	5.89	6.62	6.62	6.62	6.50	6.50	6.50

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

As of December 31, 2015, a cumulative amount of 146,901 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2015, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $27.7 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $18.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $6.6 million prior to December 31, 2016 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $6.6 million decrease, $4.3 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2015	2014
Gross balance - beginning of year	$21,336	19,141
Additions based on tax positions of prior years	4,749	1,421
Additions based on tax positions related to the current year	5,096	4,393
Settlements with taxing authorities	—	(833)
Reductions for tax positions of prior years	(1,327)	(641)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statutes of limitations	(2,166)	(2,145)
Gross balance - end of year	$27,688	21,336

All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2015 and 2014, $3.2 million and $2.1 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $1.2 million and $0.1 million related to uncertain tax positions for the years ended December 31, 2015 and 2014, respectively. During 2013, the Company recognized a decrease to interest expense of $1.3 million. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2015, 2014, and 2013. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2011. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2007. As of December 31, 2015, the Company has significant tax uncertainties that remain unsettled in the following jurisdictions:

California        2010 through 2012
New York        2008 through 2011
Texas            2007 through 2009

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The provision for income taxes consists of the following components:

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$140,778	138,269	153,756
State	4,530	2,545	4,776
Foreign	23	(235)	122
Total current provision	145,331	140,579	158,654

Deferred:
Federal	3,572	16,598	1,676
State	3,875	3,464	868
Foreign	(398)	(403)	(5)
Total deferred provision	7,049	19,659	2,539
Provision for income tax expense	$152,380	160,238	161,193

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2015	2014	2013
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	1.0	0.7	0.8
Provision for uncertain federal and state tax matters	0.9	0.4	(0.6)
Tax credits	(0.5)	(0.4)	(0.4)
Other	(0.1)	(1.4)	—
Effective tax rate	36.3%	34.3%	34.8%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2015	2014
Deferred tax assets:
Student loans	$20,711	21,139
Intangible assets	10,482	12,682
Securitizations	6,684	7,626
Capital loss carry-back	4,169	3,974
Accrued expenses	3,034	2,872
Stock compensation	2,882	2,490
Deferred revenue	2,220	1,548
Other	—	109
Total gross deferred tax assets	50,182	52,440
Less valuation allowance	(222)	(304)
Net deferred tax assets	49,960	52,136
Deferred tax liabilities:
Basis in certain derivative contracts	24,101	15,692
Debt repurchases	18,759	24,918
Loan origination services	15,695	19,258
Depreciation	5,514	4,122
Partnership basis	1,748	1,143
Unrealized gain on debt and equity securities	1,400	3,016
Other	47	—
Total gross deferred tax liabilities	67,264	68,149
Net deferred tax (liability) asset	$(17,304)	(16,013)

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

Included on the balance sheet at December 31, 2015 and 2014 was a current income tax receivable of $12.0 million and $10.2 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

14.    Segment Reporting

The Company has four reportable operating segments. The Company's reportable operating segments include:

• Student Loan and Guaranty Servicing
• Tuition Payment Processing and Campus Commerce
• Asset Generation and Management
• Telecommunications

The Company earns fee-based revenue through its Student Loan and Guaranty Servicing and Tuition Payment Processing operating segments. In addition, the Company earns interest income on its student loan portfolio in its Asset Generation and Management operating segment.

On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo.  Allo provides pure fiber optic service to homes and businesses for internet, television, and telephone services.  The acquisition of Allo provides additional diversification of the Company's revenues and cash flows outside of education.  For financial reporting purposes, the Company will disclose the operating results of Allo as a separate reportable operating segment.  The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition.  As such, Allo’s assets and liabilities as of December 31, 2015 are included in the Company’s consolidated balance sheet.  However, Allo had no impact on the consolidated statement of income during 2015.  Beginning January 1, 2016, the Company will reflect the operations of Allo in the consolidated statements of income.

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
Segment Results

The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Year ended December 31, 2015
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Telecommunications	Corporate and Other Activities	Eliminations	Total
Total interest income	$49	3	728,199	—	7,686	(1,828)	734,109
Interest expense	—	—	297,625	—	6,413	(1,828)	302,210
Net interest income	49	3	430,574	—	1,273	—	431,899
Less provision for loan losses	—	—	10,150	—	—	—	10,150
Net interest income after provision for loan losses	49	3	420,424	—	1,273	—	421,749
Other income (expense):
Loan and guaranty servicing revenue	239,858	—	—	—	—	—	239,858
Intersegment servicing revenue	50,354	—	—	—	—	(50,354)	—
Tuition payment processing, school information, and campus commerce revenue	—	120,365	—	—	—	—	120,365
Enrollment services revenue	—	—	—	—	70,705	—	70,705
Other income, net	—	(925)	15,939	—	12,616	—	27,630
Gain on sale of loans and debt repurchases, net	—	—	2,034	—	3,119	—	5,153
Derivative market value and foreign currency adjustments, net	—	—	27,216	—	1,435	—	28,651
Derivative settlements, net	—	—	(23,238)	—	(1,012)	—	(24,250)
Total other income (expense)	290,212	119,440	21,951	—	86,863	(50,354)	468,112
Operating expenses:
Salaries and benefits	134,634	55,523	2,172	—	55,585	—	247,914
Cost to provide enrollment services	—	—	—	—	45,535	—	45,535
Loan servicing fees	—	—	30,213	—	—	—	30,213
Depreciation and amortization	1,931	8,992	—	—	15,420	—	26,343
Other	57,799	15,161	5,083	—	41,169	—	119,212
Intersegment expenses, net	43,034	11,056	51,036	—	(54,772)	(50,354)	—
Total operating expenses	237,398	90,732	88,504	—	102,937	(50,354)	469,217
Income (loss) before income taxes and corporate overhead allocation	52,863	28,711	353,871	—	(14,801)	—	420,644
Corporate overhead allocation	(9,628)	(3,852)	(4,816)	—	18,296	—	—
Income before income taxes	43,235	24,859	349,055	—	3,495	—	420,644
Income tax (expense) benefit	(16,430)	(9,446)	(132,641)	—	6,137	—	(152,380)
Net income	26,805	15,413	216,414	—	9,632	—	268,264
Net income attributable to noncontrolling interest	(20)	—	—	—	305	—	285
Net income attributable to Nelnet, Inc.	$26,825	15,413	216,414	—	9,327	—	267,979

Total assets	$80,459	229,615	29,699,164	68,760	626,830	(218,923)	30,485,905

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2014
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$30	6	703,382	8,618	(2,236)	709,800
Interest expense	—	—	269,742	5,731	(2,236)	273,237
Net interest income	30	6	433,640	2,887	—	436,563
Less provision for loan losses	—	—	9,500	—	—	9,500
Net interest income after provision for loan losses	30	6	424,140	2,887	—	427,063
Other income (expense):
Loan and guaranty servicing revenue	240,414	—	—	—	—	240,414
Intersegment servicing revenue	55,139	—	—	—	(55,139)	—
Tuition payment processing, school information, and campus commerce revenue	—	98,156	—	—	—	98,156
Enrollment services revenue	—	—	—	82,883	—	82,883
Other income, net	—	1,268	21,532	31,202	—	54,002
Gain on sale of loans and debt repurchases, net	—	—	(1,357)	5,008	—	3,651
Derivative market value and foreign currency adjustments, net	—	—	42,935	(5,232)	—	37,703
Derivative settlements, net	—	—	(20,818)	(1,025)	—	(21,843)
Total other income (expense)	295,553	99,424	42,292	112,836	(55,139)	494,966
Operating expenses:
Salaries and benefits	125,844	48,453	2,316	51,466	—	228,079
Cost to provide enrollment services	—	—	—	53,307	—	53,307
Loan servicing fees	—	—	27,009	—	—	27,009
Depreciation and amortization	1,734	8,169	—	11,231	—	21,134
Other	59,521	13,006	6,602	43,852	—	122,981
Intersegment expenses, net	36,646	5,864	55,808	(43,179)	(55,139)	—
Total operating expenses	223,745	75,492	91,735	116,677	(55,139)	452,510
Income (loss) before income taxes and corporate overhead allocation	71,838	23,938	374,697	(954)	—	469,519
Corporate overhead allocation	(9,029)	(3,010)	(5,017)	17,056	—	—
Income before income taxes	62,809	20,928	369,680	16,102	—	469,519
Income tax (expense) benefit	(23,867)	(7,952)	(140,477)	12,058	—	(160,238)
Net income	38,942	12,976	229,203	28,160	—	309,281
Net income attributable to noncontrolling interest	—	—	—	1,671	—	1,671
Net income attributable to Nelnet, Inc.	$38,942	12,976	229,203	26,489	—	307,610
Total assets	$84,495	231,991	29,505,439	497,147	(220,929)	30,098,143

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2013
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$40	—	638,604	9,433	(3,267)	644,810
Interest expense	—	—	229,533	4,669	(3,267)	230,935
Net interest income	40	—	409,071	4,764	—	413,875
Less provision for loan losses	—	—	18,500	—	—	18,500
Net interest income after provision for loan losses	40	—	390,571	4,764	—	395,375
Other income (expense):
Loan and guaranty servicing revenue	243,428	—	—	—	—	243,428
Intersegment servicing revenue	56,744	—	—	—	(56,744)	—
Tuition payment processing, school information, and campus commerce revenue	—	80,682	—	—	—	80,682
Enrollment services revenue	—	—	—	98,078	—	98,078
Other income, net	—	—	15,223	32,218	(1,143)	46,298
Gain on sale of loans and debt repurchases	—	—	11,004	695	—	11,699
Derivative market value and foreign currency adjustments, net	—	—	35,256	13,337	—	48,593
Derivative settlements, net	—	—	(27,966)	(1,670)	—	(29,636)
Total other income (expense)	300,172	80,682	33,517	142,658	(57,887)	499,142
Operating expenses:
Salaries and benefits	106,825	37,575	2,292	49,477	—	196,169
Cost to provide enrollment services	—	—	—	64,961	—	64,961
Loan servicing fees	—	—	23,881	—	—	23,881
Depreciation and amortization	3,924	4,518	—	9,869	—	18,311
Other	67,494	9,147	7,064	43,099	(1,143)	125,661
Intersegment expenses, net	35,743	5,989	57,572	(42,560)	(56,744)	—
Total operating expenses	213,986	57,229	90,809	124,846	(57,887)	428,983
Income before income taxes and corporate overhead allocation	86,226	23,453	333,279	22,576	—	465,534
Corporate overhead allocation	(6,150)	(1,957)	(3,896)	12,003	—	—
Income before income taxes	80,076	21,496	329,383	34,579	—	465,534
Income tax (expense) benefit	(30,430)	(8,168)	(125,165)	2,570	—	(161,193)
Net income	49,646	13,328	204,218	37,149	—	304,341
Net income attributable to noncontrolling interest	—	—	—	1,669	—	1,669
Net income attributable to Nelnet, Inc.	$49,646	13,328	204,218	35,480	—	302,672
Total assets	$84,986	219,064	27,387,461	425,959	(346,621)	27,770,849

15. Major Customer

The Company earns loan servicing revenue from a servicing contract with the Department that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $133.2 million, $124.4 million, and $97.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

16. Leases

The Company leases certain office space and equipment under operating leases and certain property and equipment related to its telecommunications business under capital leases. As operating leases expire, it is expected that they will be replaced with similar leases. Future minimum lease payments under these leases are shown below:

	Capital leases	Operating leases
2016	$588	5,258
2017	333	4,192
2018	92	3,405
2019	7	2,512
2020	—	1,926
2021 and thereafter	—	5,007
Total minimum lease payments	1,020	$22,300
Less amounts representing interest	(67)
Capital lease obligation (a)	$953

(a)	Capital leases are included in "other liabilities" on the Company's consolidated balance sheet.

Total rental expense incurred by the Company for the years ended December 31, 2015, 2014, and 2013 was $8.1 million, $8.8 million, and $8.1 million, respectively.

17. Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre‑tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $4.6 million, $4.2 million, and $3.8 million during the years ended December 31, 2015, 2014, and 2013, respectively.

18. Stock Based Compensation Plans

Restricted Stock Plan

The following table summarizes restricted stock activity:

	Year ended December 31,
	2015	2014	2013
Non-vested shares at beginning of year	499,463	407,051	378,671
Granted	126,946	189,716	131,933
Vested	(108,424)	(77,219)	(62,491)
Canceled	(46,388)	(20,085)	(41,062)
Non-vested shares at end of year	471,597	499,463	407,051

As of December 31, 2015, there was $8.7 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

2016	$3,477
2017	2,076
2018	1,256
2019	751
2020	440
2021 and thereafter	658
$8,658

For the years ended December 31, 2015, 2014, and 2013, the Company recognized compensation expense of $5.2 million, $4.6 million, and $3.1 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2015, 2014, and 2013, the Company recognized compensation expense of approximately $147,000, $131,000, and $148,000, respectively, in connection with issuing 23,912 shares, 18,140 shares, and 18,004 shares, respectively, under this plan.

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

For the years ended December 31, 2015, 2014, and 2013, the Company recognized approximately $905,000, $777,000, and $673,000, respectively, of expense related to this plan. The following table provides the number of shares awarded under this plan for the years ended December 31, 2015, 2014, and 2013.

	Shares issued - not deferred	Shares- deferred	Total
Year ended December 31, 2015	8,164	10,406	18,570
Year ended December 31, 2014	8,067	10,175	18,242
Year ended December 31, 2013	10,156	5,279	15,435

As of December 31, 2015, a cumulative amount of 146,901 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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

Loan Purchases and Sales

During the year ended December 31, 2013, the Company purchased FFELP student loans from Union Bank of $478.2 million (par value). The FFELP loans purchased during 2013 were purchased at a discount of $11.4 million. During each of the years ended December 31, 2014 and 2013, the Company purchased private education loans from Union Bank of $0.2 million (par value). Additionally, on December 22, 2014, the Company entered into an agreement with Union Bank in which the Company will provide marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company has committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement. During 2015, the Company purchased $4.4 million (par value) of private education loans from Union Bank, pursuant to this agreement. As of December 31, 2015, the balance of private education loans held by Union Bank pursuant to this agreement was $17.6 million. No loans were originated under this agreement in 2014.

During 2014, the Company sold $16.5 million (par value) of private education loans to Union Bank. No discount or premium was received.

Loan Servicing

The Company serviced $563.1 million, $581.4 million, and $598.9 million of FFELP and private education loans for Union Bank as of December 31, 2015, 2014, and 2013, respectively Servicing revenue earned by the Company from servicing loans for Union Bank was $0.5 million, $0.4 million, and $1.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. In September 2013, the servicing agreement between the Company and Union Bank was amended to change the calculation of servicing fees paid by Union Bank, which led to a decrease in the servicing revenue earned by the Company from Union Bank. As of December 31, 2015 and 2014, accounts receivable includes approximately $59,000 and $36,000, respectively, due from Union Bank for loan servicing.

Funding - Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2015 and 2014, $471.6 million and $543.0 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

Subparticipation Agreement

On January 1, 2014, the Company subparticipated the Company's participation interest in a loan receivable from an unrelated third party to Union Bank. As of December 31, 2014, the participated portion of the loan was $2.6 million, with an obligation to fund

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

an additional $0.5 million. As part of this agreement, Union Bank paid the Company monthly servicing fees equal to 40 basis points on the participated portion of the outstanding principal balance of the loan. On May 22, 2015, the Company paid Union Bank $3.1 million to pay off the outstanding loan balance and terminated the subparticipation agreement. The outstanding balance of the subparticipation agreement was included in bonds and notes payable on the Company's consolidated balance sheets.

Operating Cash Accounts

The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, the Company had $88.4 million and $107.6 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $36.3 million and $14.9 million as of December 31, 2015 and 2014, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2015, 2014, and 2013, was $0.2 million, $0.2 million, and $0.1 million, respectively.

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2015, 2014, and 2013, the Company has received fees of $3.5 million, $3.4 million, and $2.8 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $73,000, $76,000, and $72,000 for commercial rent and storage income during 2015, 2014, and 2013, respectively. The lease agreement expires on June 30, 2018.

The Company had a lease agreement with Union Bank under which the Company leased office space. The Company paid Union Bank approximately$71,000, and $159,000 during 2014 and 2013, respectively. The lease agreement expired in May 2014.

Other Fees Paid to Union Bank

During the years ended December 31, 2015, 2014, and 2013, the Company paid Union Bank approximately $47,000, $57,000, and $107,000, respectively, in commissions; approximately $111,000, $117,000, and $140,000, respectively, in cash management fees, and approximately $205,000, $311,000, and $52,000, respectively, in connection with servicing opportunities for various asset classes. In addition, the Company pays Union Bank $36,000 each year for administrative services.

Other Fees Received from Union Bank

During the years ended December 31, 2015, 2014, and 2013, Union Bank paid the Company approximately $201,000, $178,000, and $170,000, respectively, under an employee sharing arrangement and approximately $19,000, $14,000, and $18,000, respectively, for health and productivity services.

401(k) Plan Administration

Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $469,000, $450,000, and $370,000 during the years ended December 31, 2015, 2014, and 2013, respectively.

Investment Services

Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31, 2015, the outstanding balance of investments in the trusts was $685.0 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts.  For the years ended December 31, 2015, 2014, and 2013, the Company earned $2.7 million, $13.4 million, and $12.9 million, respectively, of fees under this agreement.

In January 2012 and October 2015, WRCM entered into management agreements with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Mr. Dunlap and his spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap and his spouse contributed a total of 3,375,000 and 3,000,000 shares of the Company's Class B common stock to the trusts upon the establishment of the trusts in 2011 and 2015, respectively. For the years ended December 31, 2015, 2014, and 2013, the Company earned approximately $71,000, $66,000, and $61,000, respectively, of fees under these agreements.

As of December 31, 2015 and 2014, accounts receivable included $1.1 million and $1.7 million, respectively, due from Union Bank related to fees earned by WRCM from the investment services described above.

WRCM has established five private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, UFS, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of December 31, 2015, the outstanding balance of investments in these five funds was $178.6 million. For the years ended December 31, 2015, 2014, and 2013, the Company paid Union Bank $0.4 million, $0.3 million, and $0.3 million, respectively, as custodian.

Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")

On March 17, 2015, the Company made a $40.5 million equity investment in Hudl. David Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl. Prior to the 2015 investment, the Company and Michael Dunlap, the Company's Executive Chairman and a principal shareholder, made separate equity investments in Hudl. Subsequent to the Company's March 2015 investment, the Company and Mr. Dunlap hold combined direct and indirect equity ownership interests in Hudl of 18.7% and 2.8%, respectively. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl under the cost method. The Company's investment in Hudl is included in "investments and notes receivable" in the Company's consolidated balance sheet.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

20.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2015.

	As of December 31, 2015			As of December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments: (a)
Student loan asset-backed securities	$—	147,925	147,925	—	145,000	145,000
Equity securities	7,337	—	7,337	3,736	—	3,736
Debt securities	130	—	130	387	—	387
Total investments	7,467	147,925	155,392	4,123	145,000	149,123
Fair value of derivative instruments (b)	—	28,690	28,690	—	64,392	64,392
Total assets	$7,467	176,615	184,082	4,123	209,392	213,515
Liabilities:
Fair value of derivative instruments (b):	$—	74,881	74,881	—	32,842	32,842
Total liabilities	$—	74,881	74,881	—	32,842	32,842

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,611,350	28,324,552	—	—	28,611,350
Cash and cash equivalents	63,529	63,529	63,529	—	—
Investments (available-for-sale and trading)	155,392	155,392	7,467	147,925	—
Notes receivable	18,067	18,473	—	18,067	—
Restricted cash	823,450	823,450	823,450	—	—
Restricted cash – due to customers	144,771	144,771	144,771	—	—
Restricted investments	9,174	9,174	9,174	—	—
Accrued interest receivable	383,825	383,825	—	383,825	—
Derivative instruments	28,690	28,690	—	28,690	—
Financial liabilities:
Bonds and notes payable	27,217,536	28,172,682	—	27,217,536	—
Accrued interest payable	31,507	31,507	—	31,507	—
Due to customers	144,771	144,771	144,771	—	—
Derivative instruments	74,881	74,881	—	74,881	—

	As of December 31, 2014
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,954,266	28,005,195	—	—	28,954,266
Cash and cash equivalents	130,481	130,481	130,481	—	—
Investments (available-for-sale and trading)	149,123	149,123	4,123	145,000	—
Notes receivable	22,255	22,255	—	22,255	—
Restricted cash	800,164	800,164	800,164	—	—
Restricted cash – due to customers	118,488	118,488	118,488	—	—
Restricted investments	50,276	50,276	50,276	—	—
Accrued interest receivable	351,588	351,588	—	351,588	—
Derivative instruments	64,392	64,392	—	64,392	—
Financial liabilities:
Bonds and notes payable	27,809,997	28,027,350	—	27,809,997	—
Accrued interest payable	25,904	25,904	—	25,904	—
Due to customers	118,488	118,488	118,488	—	—
Derivative instruments	32,842	32,842	—	32,842	—

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Notes Receivable

Fair values for notes receivable were determined by using model-derived valuations with observable inputs, including current market rates.

Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Restricted Investments, Accrued Interest Receivable/Payable and Due to Customers

The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.

Bonds and Notes Payable

Bonds and notes payable are accounted for at cost in the financial statements except when denominated in a foreign currency. Foreign currency-denominated borrowings are re-measured at current spot rates in the financial statements. The fair value of bonds and notes payable was determined from quotes from broker-dealers or through standard bond pricing models using the stated terms of the borrowings, observable yield curves, market credit spreads, and weighted average life of underlying collateral. Fair value adjustments for unsecured corporate debt are made based on indicative quotes from observable trades.

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

21. Legal Proceedings

The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters frequently involve claims by student loan borrowers disputing the manner in which their student loans have been serviced or the accuracy of reports to credit bureaus, claims by student loan borrowers or other consumers alleging that state or Federal consumer protection laws have been violated in the process of collecting loans or conducting other business activities, and disputes with other business entities. In addition, from time to time the Company receives information and document requests from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests. While the Company cannot predict the ultimate outcome of any regulatory examination, inquiry, or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department's guidance regarding those rules and regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company's business, financial position, or results of operations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

22. Quarterly Financial Information (Unaudited)

	2015
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$102,595	105,096	111,993	112,215
Less provision for loan losses	2,000	2,150	3,000	3,000
Net interest income after provision for loan losses	100,595	102,946	108,993	109,215
Loan and guaranty servicing revenue	57,811	63,833	61,520	56,694
Tuition payment processing, school information, and campus commerce revenue	34,680	27,686	30,439	27,561
Enrollment services revenue	17,863	17,161	19,500	16,181
Other income, net	6,918	7,504	6,523	6,684
Gain on sale of loans and debt repurchases, net	2,875	1,515	597	166
Derivative market value and foreign currency adjustments and derivative settlements, net	(3,078)	6,502	(30,658)	31,635
Salaries and benefits	(61,050)	(58,787)	(63,215)	(64,862)
Cost to provide enrollment services	(11,702)	(11,162)	(12,534)	(10,137)
Loan servicing fees	(7,616)	(7,420)	(7,793)	(7,384)
Depreciation and amortization	(5,662)	(6,501)	(6,977)	(7,203)
Operating expenses - other	(29,198)	(31,958)	(30,419)	(27,637)
Income tax expense	(37,630)	(40,356)	(26,999)	(47,395)
Net income	64,806	70,963	48,977	83,518
Net income attributable to noncontrolling interest	41	54	22	168
Net income attributable to Nelnet, Inc.	$64,765	70,909	48,955	83,350
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.40	1.54	1.09	1.86

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$98,871	107,713	117,487	112,492
Less provision for loan losses	2,500	1,500	2,000	3,500
Net interest income after provision for loan losses	96,371	106,213	115,487	108,992
Loan and guaranty servicing revenue	64,757	66,460	52,659	56,538
Tuition payment processing, school information, and campus commerce revenue	25,235	21,834	26,399	24,688
Enrollment services revenue	22,011	20,145	22,936	17,791
Other income, net	18,131	15,315	7,650	12,906
Gain on sale of loans and debt repurchases, net	39	18	—	3,594
Derivative market value and foreign currency adjustments and derivative settlements, net	(4,265)	1,570	24,203	(5,648)
Salaries and benefits	(52,484)	(53,888)	(61,098)	(60,609)
Cost to provide enrollment services	(14,475)	(13,311)	(14,178)	(11,343)
Loan servicing fees	(5,403)	(7,317)	(7,077)	(7,212)
Depreciation and amortization	(4,783)	(5,214)	(5,493)	(5,644)
Operating expenses - other	(30,224)	(33,060)	(29,599)	(30,098)
Income tax expense	(40,611)	(43,078)	(46,513)	(30,036)
Net income	74,299	75,687	85,376	73,919
Net income attributable to noncontrolling interest	513	693	157	308
Net income attributable to Nelnet, Inc.	$73,786	74,994	85,219	73,611
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.59	1.61	1.84	1.59

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

23. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2015 and 2014 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2015 for Nelnet, Inc.

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

Balance Sheets
(Parent Company Only)
As of December 31, 2015 and 2014
	2015	2014
Assets:
Cash and cash equivalents	$19,419	30,712
Investments and notes receivable	228,690	136,432
Investment in subsidiary debt	49,932	122,057
Restricted cash	14,802	127
Investment in subsidiaries	1,519,103	1,300,032
Other assets	326,765	283,831
Fair value of derivative instruments	27,120	64,392
Total assets	$2,185,831	1,937,583
Liabilities:
Notes payable	$232,184	149,265
Other liabilities	56,234	50,253
Fair value of derivative instruments	9,231	12,387
Total liabilities	297,649	211,905
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	440	463
Additional paid-in capital	—	17,290
Retained earnings	1,881,708	1,702,560
Accumulated other comprehensive earnings	2,284	5,135
Total Nelnet, Inc. shareholders' equity	1,884,432	1,725,448
Noncontrolling interest	3,750	230
Total equity	1,888,182	1,725,678
Total liabilities and shareholders' equity	$2,185,831	1,937,583

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2015, 2014, and 2013
	2015	2014	2013
Investment interest	$5,776	6,863	7,911
Interest on bonds and notes payable	6,242	5,492	4,433
Net interest (expense) income	(466)	1,371	3,478
Other income (expense):
Other income, net	4,012	8,943	7,112
Gain from debt repurchases	4,904	6,685	11,905
Equity in subsidiaries income	276,825	316,934	275,989
Derivative market value adjustments and derivative settlements, net	8,416	14,963	28,134
Total other income	294,157	347,525	323,140
Operating expenses	5,057	5,598	5,626
Income before income taxes	288,634	343,298	320,992
Income tax expense	(20,655)	(34,017)	(16,651)
Net income	267,979	309,281	304,341
Net income attributable to noncontrolling interest	—	1,671	1,669
Net income attributable to Nelnet, Inc.	$267,979	307,610	302,672

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2015, 2014, and 2013
	2015	2014	2013
Net income	$267,979	309,281	304,341
Other comprehensive income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(1,570)	9,006	9,134
Less reclassification adjustment for gains recognized in net income, net of losses	(2,955)	(8,506)	(5,938)
Income tax effect	1,674	(184)	(1,190)
Total other comprehensive (loss) income	(2,851)	316	2,006
Comprehensive income	265,128	309,597	306,347
Comprehensive income attributable to noncontrolling interest	—	1,671	1,669
Comprehensive income attributable to Nelnet, Inc.	$265,128	307,926	304,678

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2015, 2014, and 2013
	2015	2014	2013
Net income attributable to Nelnet, Inc.	$267,979	307,610	302,672
Net income attributable to noncontrolling interest	—	1,671	1,669
Net income	267,979	309,281	304,341
Adjustments to reconcile net income to net cash (used by) provided by operating activities:
Depreciation and amortization	327	303	284
Derivative market value adjustment	(31,411)	(36,979)	(57,525)
Proceeds (payments) to terminate and/or amend derivative instruments, net	65,527	1,765	(6,469)
Payment to enter into derivative instruments	—	(9,087)	—
Equity in earnings of subsidiaries	(276,825)	(316,934)	(275,989)
Gain from sale of available-for-sale securities, net	(2,955)	(8,506)	(5,938)
Gain from debt repurchases	(4,904)	(6,685)	(11,905)
Other	7,460	5,396	3,835
(Increase) decrease in other assets	(78,698)	4,057	209,896
Increase in other liabilities	9,825	12,512	16,205
Net cash (used by) provided by operating activities	(43,675)	(44,877)	176,735
Cash flows from investing activities
(Increase) decrease in restricted cash	(13,825)	3,636	59,495
Purchases of available-for-sale securities	(98,332)	(192,315)	(217,415)
Proceeds from sales of available-for-sale securities	94,722	240,371	116,337
Capital contributions to/from subsidiaries, net	120,291	(25,017)	—
Sales (purchases) of subsidiary debt, net	72,125	111,038	(66,272)
Purchases of investments and issuances of notes receivable	(55,206)	(14,769)	(11,758)
Business acquisitions, net of cash acquired	(45,916)	—	—
Net cash provided by (used in) investing activities	73,859	122,944	(119,613)
Cash flows from financing activities:
Payments on notes payable	(42,541)	(63,084)	(147,080)
Proceeds from issuance of notes payable	116,460	27,577	135,000
Payments of debt issuance costs	(773)	(512)	(644)
Dividends paid	(19,025)	(18,542)	(18,569)
Repurchases of common stock	(96,169)	(15,713)	(13,136)
Proceeds from issuance of common stock	801	656	561
Issuance of noncontrolling interest	—	201	5
Distribution to noncontrolling interest	(230)	(1,970)	(1,351)
Net cash used in financing activities	(41,477)	(71,387)	(45,214)
Net (decrease) increase in cash and cash equivalents	(11,293)	6,680	11,908
Cash and cash equivalents, beginning of period	30,712	24,032	12,124
Cash and cash equivalents, end of period	$19,419	30,712	24,032

Cash disbursements made for:
Interest	$5,914	5,189	4,150
Income taxes, net of refunds	$147,130	155,715	59,565

Noncash investing and financing activities:
Issuance of minority interest	$3,750	—	—

APPENDIX A

Description of
The Federal Family Education Loan Program

The Federal Family Education Loan Program

The Higher Education Act provided for a program of federal insurance for student loans as well as reinsurance of student loans guaranteed or insured by state agencies or private non-profit corporations.

The Higher Education Act authorized certain student loans to be insured and reinsured under the Federal Family Education Loan Program (“FFELP”). The Student Aid and Fiscal Responsibility Act, enacted into law on March 30, 2010, as part of the Health Care and Education Reconciliation Act of 2010, terminated the authority to make FFELP loans. As of July 1, 2010, no new FFELP loans have been made.

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