Form 10-Q
period 2016-03-31
NELNET INC
filed 2016-05-05
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, there were 31,004,045 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	March 31, 2016	December 31, 2015
Assets:
Student loans receivable (net of allowance for loan losses of $50,084 and $50,498, respectively)	$27,519,052	28,324,552
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	7,519	11,379
Cash and cash equivalents - held at a related party	43,515	52,150
Total cash and cash equivalents	51,034	63,529
Investments and notes receivable	273,451	303,681
Restricted cash and investments	924,925	832,624
Restricted cash - due to customers	85,805	144,771
Accrued interest receivable	384,277	383,825
Accounts receivable (net of allowance for doubtful accounts of $1,584 and $2,003, respectively)	45,465	51,345
Goodwill	147,312	146,000
Intangible assets, net	48,827	51,062
Property and equipment, net	88,708	80,482
Other assets	11,470	8,583
Fair value of derivative instruments	9,021	28,690
Total assets	$29,589,347	30,419,144
Liabilities:
Bonds and notes payable	$27,349,891	28,105,921
Accrued interest payable	38,950	31,507
Other liabilities	165,367	169,906
Due to customers	85,805	144,771
Fair value of derivative instruments	62,408	74,881
Total liabilities	27,702,421	28,526,986
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 31,008,226 shares and 32,476,528 shares, respectively	310	325
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares	115	115
Additional paid-in capital	2,913	—
Retained earnings	1,873,500	1,881,708
Accumulated other comprehensive earnings	1,416	2,284
Total Nelnet, Inc. shareholders' equity	1,878,254	1,884,432
Noncontrolling interests	8,672	7,726
Total equity	1,886,926	1,892,158
Total liabilities and equity	$29,589,347	30,419,144

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$27,684,335	28,499,180
Restricted cash and investments	867,707	814,294
Other assets	384,095	384,230
Bonds and notes payable	(27,642,500)	(28,405,133)
Other liabilities	(392,927)	(353,607)
Fair value of derivative instruments, net	(32,142)	(64,080)
Net assets of consolidated variable interest entities	$868,568	874,884
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months
	ended March 31,
	2016	2015
Interest income:
Loan interest	$189,988	171,944
Investment interest	2,029	2,205
Total interest income	192,017	174,149
Interest expense:
Interest on bonds and notes payable	90,408	71,554
Net interest income	101,609	102,595
Less provision for loan losses	2,500	2,000
Net interest income after provision for loan losses	99,109	100,595
Other income:
Loan and guaranty servicing revenue	52,330	57,811
Tuition payment processing, school information, and campus commerce revenue	38,657	34,680
Communications revenue	4,346	—
Enrollment services revenue	4,326	13,373
Other income	13,796	11,408
Gain on sale of loans and debt repurchases	101	2,875
Derivative market value and foreign currency adjustments and derivative settlements, net	(28,691)	(3,078)
Total other income	84,865	117,069
Operating expenses:
Salaries and benefits	63,242	61,050
Depreciation and amortization	7,640	5,662
Loan servicing fees	6,928	7,616
Cost to provide communications services	1,703	—
Cost to provide enrollment services	3,623	10,799
Other expenses	28,376	30,101
Total operating expenses	111,512	115,228
Income before income taxes	72,462	102,436
Income tax expense	24,433	37,630
Net income	48,029	64,806
Net income attributable to noncontrolling interests	68	41
Net income attributable to Nelnet, Inc.	$47,961	64,765
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.11	1.40
Weighted average common shares outstanding - basic and diluted	43,088,092	46,290,590

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2016	2015
Net income	$48,029	64,806
Other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses arising during period, net	(1,510)	(213)
Reclassification adjustment for losses (gains) recognized in net income, net	132	(205)
Income tax effect	510	155
Total other comprehensive loss	(868)	(263)
Comprehensive income	47,161	64,543
Comprehensive income attributable to noncontrolling interests	68	41
Comprehensive income attributable to Nelnet, Inc.	$47,093	64,502

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	230	1,725,678
Net income	—	—	—	—	—	—	—	64,765	—	41	64,806
Other comprehensive loss	—	—	—	—	—	—	—	—	(263)	—	(263)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,614)	—	—	(4,614)
Issuance of common stock, net of forfeitures	—	132,479	—	—	1	—	2,467	—	—	—	2,468
Compensation expense for stock based awards	—	—	—	—	—	—	1,357	—	—	—	1,357
Repurchase of common stock	—	(175,798)	—	—	(2)	—	(7,937)	—	—	—	(7,939)
Balance as of March 31, 2015	—	34,713,065	11,486,932	$—	347	115	13,177	1,762,711	4,872	271	1,781,493
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	975	975
Net income	—	—	—	—	—	—	—	47,961	—	68	48,029
Other comprehensive loss	—	—	—	—	—	—	—	—	(868)	—	(868)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(97)	(97)
Cash dividend on Class A and Class B common stock - $0.12 per share	—	—	—	—	—	—	—	(5,093)	—	—	(5,093)
Issuance of common stock, net of forfeitures	—	130,797	—	—	1	—	2,707	—	—	—	2,708
Compensation expense for stock based awards	—	—	—	—	—	—	1,183	—	—	—	1,183
Repurchase of common stock	—	(1,599,099)	—	—	(16)	—	(977)	(51,076)	—	—	(52,069)
Balance as of March 31, 2016	—	31,008,226	11,476,932	$—	310	115	2,913	1,873,500	1,416	8,672	1,886,926

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2016	2015
Net income attributable to Nelnet, Inc.	$47,961	64,765
Net income attributable to noncontrolling interests	68	41
Net income	48,029	64,806
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	31,078	30,225
Student loan discount accretion	(10,917)	(10,746)
Provision for loan losses	2,500	2,000
Derivative market value adjustment	3,674	46,072
Foreign currency transaction adjustment	18,480	(48,209)
Proceeds from termination of derivative instruments	3,522	34,447
Gain on sale of loans	—	(351)
Gain from debt repurchases	(101)	(2,524)
Loss (gain) from sales of available-for-sale securities, net	132	(205)
(Payments for) proceeds from (purchases) sales of trading securities, net	(3,436)	1,304
Deferred income tax (benefit) expense	(4,260)	224
Other	3,212	3,115
Increase in accrued interest receivable	(452)	(3,784)
Decrease (increase) in accounts receivable	5,961	(5,416)
(Increase) decrease in other assets	(2,922)	605
Increase in accrued interest payable	7,443	1,371
Increase in other liabilities	2,551	16,414
Net cash provided by operating activities	104,494	129,348
Cash flows from investing activities, net of acquisitions:
Purchases of student loans	(108,543)	(844,120)
Net proceeds from student loan repayments, claims, capitalized interest, and other	870,898	940,907
Proceeds from sale of student loans	44,738	3,996
Purchases of available-for-sale securities	(14,595)	(512)
Proceeds from sales of available-for-sale securities	44,675	1,317
Purchases of investments and issuance of notes receivable	(3,021)	(49,953)
Proceeds from investments and notes receivable	3,087	4,709
Purchases of property and equipment, net	(15,258)	(8,372)
Increase in restricted cash and investments, net	(92,301)	(16,147)
Net cash provided by investing activities	729,680	31,825
Cash flows from financing activities:
Payments on bonds and notes payable	(858,147)	(1,459,807)
Proceeds from issuance of bonds and notes payable	67,698	1,285,760
Payments of debt issuance costs	(164)	(5,256)
Dividends paid	(5,093)	(4,614)
Repurchases of common stock	(52,069)	(7,939)
Proceeds from issuance of common stock	228	248
Issuance of noncontrolling interests	975	—
Distribution to noncontrolling interests	(97)	—
Net cash used in financing activities	(846,669)	(191,608)
Net decrease in cash and cash equivalents	(12,495)	(30,435)
Cash and cash equivalents, beginning of period	63,529	130,481
Cash and cash equivalents, end of period	$51,034	100,046

Cash disbursements made for:
Interest	$66,091	53,235
Income taxes, net of refunds	$1,323	45

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").

Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet and statements of income have been reclassified to conform to the current period presentation. These reclassifications are summarized below.

•
In April 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance regarding the presentation of debt issuance costs. The new guidance requires that entities present debt issuance costs related to a debt liability as a direct deduction from that liability on the balance sheet. This guidance became effective for the Company beginning January 1, 2016. As a result of this standard, the Company reclassified its debt issuance costs, which were previously included in "other assets" on the consolidated balance sheet, to "bonds and notes payable."

•
On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Solutions. The Company retained the digital marketing and content solution products and services under the brand name Peterson's within the Nelnet Enrollment Solutions business, which include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. The Company reclassified the revenue and cost of goods sold attributable to the Peterson's products and services from "enrollment services revenue" and "cost to provide enrollment services" to "other income" and "other expenses," respectively, on the consolidated statements of income. After this reclassification, "enrollment services revenue" and "cost to provide enrollment services" include the operating results of the products and services sold as part of the Sparkroom disposition for all periods presented. These reclassifications had no effect on consolidated net income.

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	March 31, 2016	December 31, 2015
Federally insured loans:
Stafford and other	$5,934,834	6,202,064
Consolidation	21,514,363	22,086,043
Total	27,449,197	28,288,107
Private education loans	294,621	267,642
	27,743,818	28,555,749
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(174,682)	(180,699)
Allowance for loan losses – federally insured loans	(34,441)	(35,490)
Allowance for loan losses – private education loans	(15,643)	(15,008)
	$27,519,052	28,324,552

(a)
As of March 31, 2016 and December 31, 2015, "loan discount, net of unamortized loan premiums and deferred origination costs" included $29.7 million and $33.0 million, respectively, of non-accretable discount associated with purchased loans of $10.5 billion and $10.8 billion, respectively.

Private Education Loans

In February 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the total purchase obligation limited to $200.0 million. As of March 31, 2016, the Company had purchased $189.9 million in private education loans from CommonBond pursuant to this agreement.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$50,498	48,900
Provision for loan losses:
Federally insured loans	2,000	2,000
Private education loans	500	—
Total provision for loan losses	2,500	2,000
Charge-offs:
Federally insured loans	(3,049)	(3,149)
Private education loans	(401)	(676)
Total charge-offs	(3,450)	(3,825)
Recoveries - private education loans	276	254
Purchase (sale) of federally insured and private education loans, net	160	(230)
Transfer from repurchase obligation related to private education loans repurchased, net	100	4,062
Balance at end of period	$50,084	51,161

Allocation of the allowance for loan losses:
Federally insured loans	$34,441	38,021
Private education loans	15,643	13,140
Total allowance for loan losses	$50,084	51,161

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of March 31, 2016		As of December 31, 2015		As of March 31, 2015
Federally insured loans:
Loans in-school/grace/deferment	$2,198,559		$2,292,941		$2,781,537
Loans in forbearance	2,736,472		2,979,357		3,244,255
Loans in repayment status:
Loans current	19,375,813	86.0%	19,447,541	84.4%	18,672,471	85.0%
Loans delinquent 31-60 days	866,207	3.8	1,028,396	4.5	911,653	4.2
Loans delinquent 61-90 days	538,284	2.4	566,953	2.5	571,759	2.6
Loans delinquent 91-120 days	329,425	1.5	415,747	1.8	346,857	1.6
Loans delinquent 121-270 days	1,008,157	4.5	1,166,940	5.1	1,030,645	4.7
Loans delinquent 271 days or greater	396,280	1.8	390,232	1.7	416,398	1.9
Total loans in repayment	22,514,166	100.0%	23,015,809	100.0%	21,949,783	100.0%
Total federally insured loans	$27,449,197		$28,288,107		$27,975,575

Private education loans:
Loans in-school/grace/deferment	$55,668		$30,795		$5,006
Loans in forbearance	722		350		20
Loans in repayment status:
Loans current	231,556	97.2%	228,464	96.7%	118,278	93.5%
Loans delinquent 31-60 days	968	0.4	1,771	0.7	1,200	0.9
Loans delinquent 61-90 days	1,144	0.5	1,283	0.5	1,753	1.4
Loans delinquent 91 days or greater	4,563	1.9	4,979	2.1	5,256	4.2
Total loans in repayment	238,231	100.0%	236,497	100.0%	126,487	100.0%
Total private education loans	$294,621		$267,642		$131,513

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$24,335,564	0.00% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,159,415	0.99% - 2.18%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	25,494,979
FFELP warehouse facilities	1,889,589	0.44% - 0.77%	4/29/18 - 12/14/18
Private education loan warehouse facility	206,153	0.78%	12/26/16
Unsecured line of credit	90,000	1.94%	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	4.01%	9/15/61
Other borrowings	93,355	1.94% - 3.38%	10/31/16 - 12/15/45
	27,831,260
Discount on bonds and notes payable and debt issuance costs, net	(481,369)
Total	$27,349,891

	As of December 31, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,155,336	0.05% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,160,365	0.88% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	26,315,701
FFELP warehouse facilities	1,855,907	0.27% - 0.56%	4/29/18 - 12/14/18
Private education loan warehouse facility	181,184	0.57%	12/26/16
Unsecured line of credit	100,000	1.79% - 1.92%	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	3.99%	9/15/61
Other borrowings	93,355	1.93% - 3.38%	10/31/16 - 12/15/45
	28,603,331
Discount on bonds and notes payable and debt issuance costs, net	(497,410)
Total	$28,105,921

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of March 31, 2016, the Company had three FFELP warehouse facilities as summarized below.

	NHELP-III (a)	NFSLW-I (b)	NHELP-II	Total
Maximum financing amount	$750,000	875,000	500,000	2,125,000
Amount outstanding	739,074	728,453	422,062	1,889,589
Amount available	$10,926	146,547	77,938	235,411
Expiration of liquidity provisions	April 29, 2016	July 8, 2016	December 16, 2016
Final maturity date	April 29, 2018	July 9, 2018	December 14, 2018
Maximum advance rates	92.2 - 95.0%	92.0 - 98.0%	85.0 - 95.0%
Minimum advance rates	92.2 - 95.0%	84.0 - 90.0%	85.0 - 95.0%
Advanced as equity support	$46,139	34,324	37,592	118,055

(a)
On April 29, 2016, the Company entered into an amended and restated agreement for this warehouse facility which changed the expiration date for the liquidity provisions to April 28, 2017, and changed the final maturity date to April 26, 2019.

(b)
On July 10, 2015, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $875.0 million. The maximum financing amount was scheduled to decrease by $125.0 million on March 31, 2016. On January 26, 2016, the Company amended the agreement for this warehouse facility to extend the scheduled decrease of the maximum financing amount by $125.0 million to July 8, 2016.

Private Education Loan Warehouse Facility

On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of March 31, 2016, there was $206.2 million outstanding on the facility and $68.8 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, ranged from 64 percent to 99 percent. As of March 31, 2016, $28.4 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which had an original expiration date of June 24, 2016.
On April 1, 2016, the Company amended the agreement for this facility to change the expiration date for the liquidity provisions to October 28, 2016, and to change the final maturity date to April 28, 2017. In addition, the minimum advance rates, depending on loan characteristics and program type, were changed to a range from 61.75 percent to 95.00 percent, and the maximum advance rate on the entire facility remained at 88 percent. In the event the Company is unable to renew the liquidity provisions by the amended expiration date of October 28, 2016, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's amended final maturity date of April 28, 2017.
Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of October 30, 2020.  As of March 31, 2016, the unsecured line of credit had an outstanding balance of $90.0 million and $260.0 million was available for future use.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2015 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2016 and December 31, 2015 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of March 31, 2016 and December 31, 2015 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of March 31,	As of December 31,
	2016	2015
Maturity	Notional amount	Notional amount
2016	$4,000,000	$7,500,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2016 and December 31, 2015 was one-month LIBOR plus 9.8 basis points and 10.0 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of March 31, 2016		As of December 31, 2015
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2016	$1,000,000	0.76%	$1,000,000	0.76%
2017	1,000,000	0.97	2,100,000	0.84
2018	1,600,000	1.08	1,600,000	1.08
2019	2,250,000	0.99	500,000	1.12
2020	500,000	1.02	—	—
2025	100,000	2.32	100,000	2.32
	$6,450,000	0.99%	$5,300,000	0.95%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of March 31, 2016 and December 31, 2015 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities to a fixed rate of 7.66%.

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

	Three months ended March 31,
	2016	2015
Re-measurement of Euro Notes	$(18,480)	48,209
Change in fair value of cross-currency interest rate swap	32,701	(49,805)
Total impact to consolidated statements of income - income (expense) (a)	$14,221	(1,596)

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency adjustments and derivative settlements, net" in the Company's consolidated statements of income.

Management has structured the cross-currency interest rate swap to economically hedge the Euro Notes to effectively convert the Euro Notes to U.S. dollars and pay a spread on these notes based on the LIBOR index. However, the cross-currency interest rate swap does not qualify for hedge accounting. The re-measurement of the Euro-denominated bonds generally correlates with the change in the fair value of the corresponding cross-currency interest rate swap. However, the Company will experience unrealized gains and losses between these financial instruments due to the principal and accrued interest on the Euro Notes being re-measured to U.S. dollars at each reporting date based on the foreign currency exchange rate on that date, while the cross-currency interest rate swap is measured at fair value at each reporting date with the change in fair value recognized in the current period earnings.
Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
1:3 basis swaps	$1,082	724	—	410
Interest rate swaps - floor income hedges	3,195	21,408	18,683	1,175
Interest rate swap option - floor income hedge	1,842	3,257	—	—
Interest rate swaps - hybrid debt hedges	—	—	10,195	7,646
Interest rate caps	808	1,570	—	—
Cross-currency interest rate swap	—	—	32,950	65,650
Other	2,094	1,731	580	—
Total	$9,021	28,690	62,408	74,881

During the three months ended March 31, 2016, the Company terminated a total notional amount of $3.1 billion of fixed rate floor income hedges for gross proceeds of $3.0 million, and a total notional amount of $300.0 million of other basis swaps for gross proceeds of $0.5 million. During the three months ended March 31, 2015, the Company terminated a total notional amount of $2.7 billion of 1:3 Basis Swaps for gross proceeds of $34.4 million.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of March 31, 2016	$9,021	(8,213)	—	808
Balance as of December 31, 2015	28,690	(851)	1,632	29,471

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of March 31, 2016	$(62,408)	8,213	53,739	(456)
Balance as of December 31, 2015	(74,881)	851	13,168	(60,862)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended March 31,
	2016	2015
Settlements:
1:3 basis swaps	$(329)	266
Interest rate swaps - floor income hedges	(5,243)	(5,015)
Interest rate swaps - hybrid debt hedges	(232)	(252)
Cross-currency interest rate swap	(733)	(214)
Total settlements - expense	(6,537)	(5,215)
Change in fair value:
1:3 basis swaps	768	10,969
Interest rate swaps - floor income hedges	(32,709)	(4,872)
Interest rate swap option - floor income hedge	(1,415)	(912)
Interest rate swaps - hybrid debt hedges	(2,549)	(1,452)
Interest rate caps	(763)	—
Cross-currency interest rate swap	32,701	(49,805)
Other	293	—
Total change in fair value - expense	(3,674)	(46,072)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(18,480)	48,209
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(28,691)	(3,078)

5.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of March 31, 2016				As of December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$109,813	2,326	(1,715)	110,424	139,970	3,402	(1,362)	142,010
Equity securities	792	1,736	(99)	2,429	846	1,686	(100)	2,432
Total available-for-sale investments	$110,605	4,062	(1,814)	112,853	140,816	5,088	(1,462)	144,442
Trading investments:
Student loan asset-backed securities				5,946				6,045
Equity securities				8,439				4,905
Total trading investments				14,385				10,950
Total available-for-sale and trading investments				127,238				155,392
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				64,857				63,323
Real estate				48,386				50,463
Notes receivable				18,279				18,473
Tax liens and affordable housing				14,691				16,030
Total investments and notes receivable				$273,451				303,681

(a)
As of March 31, 2016, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of March 31, 2016, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

6. Business Combination

Allo Communications LLC ("Allo")

On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo for total cash consideration of $46.25 million.  On January 1, 2016, the Company sold a 1.0 percent ownership interest in Allo to a non-related third-party for $0.5 million. The remaining 7.5 percent of the ownership interests of Allo is owned by members of Allo management, who have the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.  The additional ownership interest that Allo management has the opportunity to earn are based on their continued employment with Allo. Accordingly, the value associated with the ownership interests issued to these employees of $1.0 million will be recognized by Allo as compensation expense over the performance period.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to Allo are subject to refinement as the Company completes its analysis relative to the fair values at the date of acquisition. During the first quarter of 2016, the Company recognized certain adjustments to the provisional amounts recorded at December 31, 2015 that were needed to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The net impact of these adjustments was an increase to goodwill, and the adjustments had no impact on the operating results during the quarter.

Cash and cash equivalents	$334
Restricted cash and investments	850
Accounts receivable	1,935
Property and equipment	32,479
Other assets	371
Intangible assets	11,410
Excess cost over fair value of net assets acquired (goodwill)	21,112
Other liabilities	(4,587)
Bonds and notes payable	(13,904)
Net assets acquired	50,000
Minority interest	(3,750)
Total consideration paid by the Company	$46,250

The $11.4 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 12 years. The intangible assets that made up this amount included customer relationships of $6.3 million (10-year useful life) and a trade name of $5.1 million (15-year useful life).

The $21.1 million of goodwill was assigned to the Communications operating segment and is expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributable to future customers to be generated through the continued expansion of Allo's services in rural markets.

The proforma impacts of the acquisition on the Company's historical results prior to the acquisition were not material.

Allo recognizes revenue when (i) persuasive evidence of an arrangement exists between Allo and the customer, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectability of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from local telephone, dedicated network access, data communications, Internet access service, and residential/business broadband service are billed in advance and recognized in subsequent periods when the services are provided. Revenues for usage-based services, such as access charges billed to other telephone carriers for originating and terminating long-distance calls on Allo's network, are billed in arrears. Allo recognizes revenue from these services in the period the services are rendered rather than billed. Earned but unbilled usage-based services are recorded in accounts receivable.

7. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life as of March 31, 2016 (months)	As of March 31, 2016	As of December 31, 2015

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $4,914 and $4,028, respectively)	195	$26,870	27,576
Computer software (net of accumulated amortization of $5,568 and $4,397, respectively)	32	10,431	11,601
Trade names (net of accumulated amortization of $1,010 and $795, respectively)	198	10,562	10,687
Content (net of accumulated amortization of $1,125 and $900, respectively)	9	675	900
Covenants not to compete (net of accumulated amortization of $65 and $56, respectively)	98	289	298
Total - amortizable intangible assets	158	$48,827	51,062

The Company recorded amortization expense on its intangible assets of $2.5 million and $2.4 million during the three months ended March 31, 2016 and 2015, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2016, the Company estimates it will record amortization expense as follows:

2016 (April 1 - December 31)	$7,515
2017	7,033
2018	6,558
2019	3,911
2020	3,589
2021 and thereafter	20,221
$48,827

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2015	$8,596	67,168	19,800	41,883	8,553	146,000
Allo purchase price adjustment	—	—	1,312	—	—	1,312
Balance as of March 31, 2016	$8,596	67,168	21,112	41,883	8,553	147,312

8. Property and Equipment

Property and equipment consisted of the following:

	Useful life	As of March 31, 2016	As of December 31, 2015
Non-communications:
Computer equipment and software	1-5 years	$92,035	89,093
Office furniture and equipment	3-7 years	12,415	12,638
Building and building improvements	5-39 years	12,239	12,239
Transportation equipment	4-10 years	3,868	3,868
Leasehold improvements	5-20 years	3,332	3,545
Land	—	700	700
Construction in progress	—	9,877	1,210
		134,466	123,293
Accumulated depreciation - non-communications		80,335	77,188
Non-communications, net property and equipment		54,131	46,105

Communications:
Network plant and fiber	5-15 years	24,868	25,669
Customer located property	5-10 years	3,776	6,912
Central office	5-15 years	3,207	909
Other	1-20 years	1,754	887
Construction in progress	—	1,752	—
		35,357	34,377
Accumulated depreciation - communications		780	—
Communications, net property and equipment		34,577	34,377
Total property and equipment, net		$88,708	80,482

Depreciation expense for the three months ended March 31, 2016 and 2015 related to property and equipment was $5.1 million and $3.3 million, respectively.

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

	Three months ended March 31,
	2016			2015
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$47,452	509	47,961	64,078	687	64,765

Denominator:
Weighted-average common shares outstanding - basic and diluted	42,630,806	457,286	43,088,092	45,799,873	490,717	46,290,590
Earnings per share - basic and diluted	$1.11	1.11	1.11	1.40	1.40	1.40

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

10.    Segment Reporting

See note 14 of the notes to consolidated financial statements included in the 2015 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

Prior to January 1, 2016, the Company allocated certain corporate overhead expenses that are incurred within the Corporate and Other Activities segment to the other operating segments. These expenses included certain corporate activities related to executive management, internal audit, enterprise risk management, and other costs incurred by the Company due to corporate-wide initiatives. Effective January 1, 2016, internal reporting to executive management (the "chief operating decision maker") changed to eliminate the allocation of these expenses to the other segments. Management believes the change in its allocation methodology results in a better reflection of the operating results of each of the reportable segments as if they each operated as a standalone business entity, which also reflects how management evaluates the performance of the segments. Prior period segment operating results have been restated to conform to the current period presentation.

	Three months ended March 31, 2016
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$21	3	—	190,723	2,093	(823)	192,017
Interest expense	—	—	147	89,877	1,206	(823)	90,408
Net interest income	21	3	(147)	100,846	887	—	101,609
Less provision for loan losses	—	—	—	2,500	—	—	2,500
Net interest income (loss) after provision for loan losses	21	3	(147)	98,346	887	—	99,109
Other income:
Loan and guaranty servicing revenue	52,330	—	—	—	—	—	52,330
Intersegment servicing revenue	12,007	—	—	—	—	(12,007)	—
Tuition payment processing, school information, and campus commerce revenue	—	38,657	—	—	—	—	38,657
Communications revenue	—	—	4,346	—	—	—	4,346
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	4,263	9,532	—	13,796
Gain on sale of loans and debt repurchases	—	—	—	101	—	—	101
Derivative market value and foreign currency adjustments, net	—	—	—	(19,897)	(2,256)	—	(22,154)
Derivative settlements, net	—	—	—	(6,304)	(232)	—	(6,537)
Total other income	64,337	38,657	4,346	(21,837)	11,370	(12,007)	84,865
Operating expenses:
Salaries and benefits	32,967	14,435	1,089	519	14,231	—	63,242
Depreciation and amortization	438	2,271	1,129	—	3,802	—	7,640
Loan servicing fees	—	—	—	6,928	—	—	6,928
Cost to provide communication services	—	—	1,703	—	—	—	1,703
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	11,470	4,159	753	1,516	10,477	—	28,376
Intersegment expenses, net	6,241	1,512	144	12,107	(7,997)	(12,007)	—
Total operating expenses	51,116	22,377	4,818	21,070	24,136	(12,007)	111,512
Income (loss) before income taxes	13,242	16,283	(619)	55,439	(11,879)	—	72,462
Income tax (expense) benefit	(5,032)	(6,188)	235	(21,066)	7,617	—	(24,433)
Net income (loss)	8,210	10,095	(384)	34,373	(4,262)	—	48,029
Net income attributable to noncontrolling interests	—	—	—	—	68	—	68
Net income (loss) attributable to Nelnet, Inc.	$8,210	10,095	(384)	34,373	(4,330)	—	47,961

	Three months ended March 31, 2015 (a)
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$7	2	172,423	2,153	(436)	174,149
Interest expense	—	—	70,540	1,450	(436)	71,554
Net interest income	7	2	101,883	703	—	102,595
Less provision for loan losses	—	—	2,000	—	—	2,000
Net interest income after provision for loan losses	7	2	99,883	703	—	100,595
Other income:
Loan and guaranty servicing revenue	57,811	—	—	—	—	57,811
Intersegment servicing revenue	12,871	—	—	—	(12,871)	—
Tuition payment processing, school information, and campus commerce revenue	—	34,680	—	—	—	34,680
Enrollment services revenue	—	—	—	13,373	—	13,373
Other income	—	—	4,576	6,831	—	11,408
Gain on sale of loans and debt repurchases	—	—	351	2,524	—	2,875
Derivative market value and foreign currency adjustments, net	—	—	3,590	(1,453)	—	2,137
Derivative settlements, net	—	—	(4,963)	(252)	—	(5,215)
Total other income	70,682	34,680	3,554	21,023	(12,871)	117,069
Operating expenses:
Salaries and benefits	33,703	13,321	541	13,485	—	61,050
Depreciation and amortization	446	2,195	—	3,022	—	5,662
Loan servicing fees	—	—	7,616	—	—	7,616
Cost to provide enrollment services	—	—	—	10,799	—	10,799
Other expenses	14,601	3,802	1,135	10,562	—	30,101
Intersegment expenses, net	6,642	2,034	13,008	(8,813)	(12,871)	—
Total operating expenses	55,392	21,352	22,300	29,055	(12,871)	115,228
Income (loss) before income taxes	15,297	13,330	81,137	(7,329)	—	102,436
Income tax (expense) benefit	(5,813)	(5,065)	(30,831)	4,080	—	(37,630)
Net income (loss)	9,484	8,265	50,306	(3,249)	—	64,806
Net income attributable to noncontrolling interests	—	—	—	41	—	41
Net income (loss) attributable to Nelnet, Inc.	$9,484	8,265	50,306	(3,290)	—	64,765

(a)	Does not include the Communications segment, which was initiated as a result of the acquisition of Allo on December 31, 2015.

11.    Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education (the "Department") that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $35.2 million and $32.4 million for the three months ended March 31, 2016 and 2015, respectively. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing solution to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase 1 are due on May 9, 2016.

12.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2016.

	As of March 31, 2016			As of December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan asset-backed securities	$—	116,243	116,243	—	147,925	147,925
Equity securities	10,868	—	10,868	7,337	—	7,337
Debt securities	127	—	127	130	—	130
Total investments (available-for-sale and trading)	10,995	116,243	127,238	7,467	147,925	155,392
Fair value of derivative instruments	—	9,021	9,021	—	28,690	28,690
Total assets	$10,995	125,264	136,259	7,467	176,615	184,082
Liabilities:
Fair value of derivative instruments	$—	62,408	62,408	—	74,881	74,881
Total liabilities	$—	62,408	62,408	—	74,881	74,881

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$27,647,203	27,519,052	—	—	27,647,203
Cash and cash equivalents	51,034	51,034	51,034	—	—
Investments (available-for-sale and trading)	127,238	127,238	10,995	116,243	—
Notes receivable	17,989	18,279	—	17,989	—
Restricted cash	916,199	916,199	916,199	—	—
Restricted cash – due to customers	85,805	85,805	85,805	—	—
Restricted investments	8,726	8,726	8,726	—	—
Accrued interest receivable	384,277	384,277	—	384,277	—
Derivative instruments	9,021	9,021	—	9,021	—
Financial liabilities:
Bonds and notes payable	26,225,797	27,349,891	—	26,225,797	—
Accrued interest payable	38,950	38,950	—	38,950	—
Due to customers	85,805	85,805	85,805	—	—
Derivative instruments	62,408	62,408	—	62,408	—

	As of December 31, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,611,350	28,324,552	—	—	28,611,350
Cash and cash equivalents	63,529	63,529	63,529	—	—
Investments (available-for-sale and trading)	155,392	155,392	7,467	147,925	—
Notes receivable	18,067	18,473	—	18,067	—
Restricted cash	823,450	823,450	823,450	—	—
Restricted cash – due to customers	144,771	144,771	144,771	—	—
Restricted investments	9,174	9,174	9,174	—	—
Accrued interest receivable	383,825	383,825	—	383,825	—
Derivative instruments	28,690	28,690	—	28,690	—
Financial liabilities:
Bonds and notes payable	27,150,775	28,105,921	—	27,150,775	—
Accrued interest payable	31,507	31,507	—	31,507	—
Due to customers	144,771	144,771	144,771	—	—
Derivative instruments	74,881	74,881	—	74,881	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2015 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2016 and 2015. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2015 Annual Report.

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2015 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP student loans and initiatives to purchase additional FFELP and private education loans, and risks from changes in levels of student loan prepayment or default rates;

•
financing and liquidity risks, including risks of changes in the general interest rate environment and in the securitization and other financing markets for student loans, including adverse changes resulting from slower than expected payments on student loans in FFELP securitization trusts, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to reduced government payments to guaranty agencies to rehabilitate defaulted FFELP loans and services in support of those activities, including potential adverse effects on the Company's guaranty servicing contracts, risks related to adverse changes in the Company's volumes allocated under the Company's loan servicing contract with the Department, which accounted for approximately 15 percent of the Company's revenue in 2015 and for which the loan allocation performance metrics comparison group was modified effective March 1, 2016 in a manner which resulted in decreased volumes allocated to the Company, risks related to the Department's initiative to procure a new contract for federal student loan servicing to acquire a single servicing solution to service all loans owned by the Department, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education loans;

•
risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors, including cybersecurity risks related to the potential disclosure of confidential student loan borrower and other customer information;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

•
the uncertain nature of the expected benefits from the acquisition of Allo Communications LLC and the ability to integrate its communications operations and successfully expand its fiber network in existing service areas and additional communities;

•
risks and uncertainties related to initiatives to pursue additional strategic investments and acquisitions, including investments and acquisitions that are intended to diversify the Company both within and outside of its historical core education-related businesses; and

•
risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs, resulting from the recent politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.

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
OVERVIEW

The Company is a diverse company with a focus on delivering education-related products and services and student loan asset management. The largest operating businesses engage in student loan servicing, tuition payment processing and school information systems, and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures.

A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency adjustments, is provided below.

	Three months ended March 31,
	2016	2015
GAAP net income attributable to Nelnet, Inc.	$47,961	64,765
Derivative market value and foreign currency adjustments, net of tax	13,736	(1,325)
Net income, excluding derivative market value and foreign currency adjustments (a)	$61,697	63,440

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.11	1.40
Derivative market value and foreign currency adjustments, net of tax	0.32	(0.03)
Net income, excluding derivative market value and foreign currency adjustments (a)	$1.43	1.37

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

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2016, the Company had a $27.5 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Student Loan and Guaranty Servicing ("LGS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Communications - referred to as Allo Communications ("Allo")

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured debt transactions.

Prior to January 1, 2016, the Company allocated certain corporate overhead expenses that are incurred within the Corporate and Other Activities segment to the other operating segments. These expenses included certain corporate activities related to executive management, internal audit, enterprise risk management, and other costs incurred by the Company due to corporate-wide initiatives. Effective January 1, 2016, internal reporting to executive management (the "chief operating decision maker") changed to eliminate the allocation of these expenses to the other segments. Management believes the change in its allocation methodology results in a better reflection of the operating results of each of the reportable segments as if they each operated as a standalone business entity, which also reflects how management evaluates the performance of the segments. Prior period segment operating results have been restated to conform to the current period presentation.

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three months ended March 31, 2016 and 2015 (dollars in millions).

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

Student Loan and Guaranty Servicing

•	As of March 31, 2016, the Company was servicing $182.2 billion in FFELP, private, and government owned student loans, as compared with $168.8 billion of loans as of March 31, 2015.

•
Revenue decreased in the first quarter of 2016 compared to the same period in 2015 due to a decrease in guaranty servicing revenue. A significant amount of the Company's guaranty servicing revenue came from a single guaranty servicing client. The contract with this client expired on October 31, 2015. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from this client for the three months ended March 31, 2015 was $8.7 million.

•
Revenue from the government servicing contract increased to $35.2 million for the three months ended March 31, 2016 compared to $32.4 million for the same period in 2015. This increase was due to the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

•
Before tax operating margin was 20.6% and 21.6% for the three months ended March 31, 2016 and 2015, respectively. This decrease was due to a decrease in guaranty servicing and collection revenue due to the loss of a significant guaranty client discussed above.

•
In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing solution to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase 1 are due on May 9, 2016.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three months ended March 31, 2016 compared to the same period in 2015 due to increases in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

•	Before tax operating margin was 42.1% and 38.4% for the three months ended March 31, 2016 and 2015, respectively. The increase in margin is attributable to increased operating leverage.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Communications

•
On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo for total cash consideration of $46.25 million.  On January 1, 2016, the Company sold a 1.0 percent ownership interest in Allo to a non-related third-party for $0.5 million. The remaining 7.5 percent of the ownership interests of Allo is owned by members of Allo management, who have the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.  The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition, and such assets and liabilities were included in the Company's balance sheet as of December 31, 2015.  However, Allo had no impact on the consolidated statement of income for 2015.  On January 1, 2016, the Company began to reflect the operations of Allo in the consolidated statements of income.

•
For the three months ended March 31, 2016, the operating segment recorded a net loss of $0.4 million. The Company anticipates this operating segment will be dilutive to consolidated earnings in 2016 due to large upfront capital expenditures and associated depreciation.

•
The Company currently plans to spend approximately $50 million in network capital expenditures during 2016. However, such amount could change based on customer demand for Allo's services. For the three months ended March 31, 2016, Allo's capital expenditures were $2.9 million.

Asset Generation and Management

•
Core student loan spread was 1.34% for the three months ended March 31, 2016, compared to 1.41% for the same period in 2015 and 1.45% for the three month period ended December 31, 2015. The decrease in core student loan spread for the three month period ended March 31, 2016 compared to the three month period ended December 31, 2015 was due to the following items:

◦	A decrease in fixed rate floor income;

◦	An increase in consolidation rebate fees as a result of an increase in the average consolidation loan portfolio as a percent of the entire loan portfolio;

◦	A widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans; and

◦	An increase in settlement costs related to non-fixed rate floor income derivatives.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended March 31, 2016 and 2015, the Company earned $40.6 million and $46.2 million, respectively, of fixed rate floor income (net of $5.2 million and $5.0 million of derivative settlements, respectively, used to hedge such loans).

Corporate and Other Activities

•
On February 1, 2016, the Company sold its membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Solutions. The Company recognized a gain of approximately $3.0 million from this sale.

Liquidity and Capital Resources

•
As of March 31, 2016, the Company had cash and cash equivalents of $51.0 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $127.2 million as of March 31, 2016.

•	For the three months ended March 31, 2016, the Company generated $104.5 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.36 billion as of March 31, 2016.

•	During the three months ended March 31, 2016, the Company repurchased a total of 1,599,099 shares of Class A common stock for $52.1 million ($32.56 per share).

•	During the three months ended March 31, 2016, the Company paid cash dividends of $5.1 million ($0.12 per share).

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education loan acquisitions; strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three months ended March 31, 2016 compared to the same period in 2015 is summarized below.

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

	Three months
	ended March 31,
	2016	2015	Additional information
Loan interest	$189,988	171,944	Increase due to an increase in the gross yield earned on the student loan portfolio, partially offset by a decrease in fixed rate floor income.
Investment interest	2,029	2,205	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	192,017	174,149
Interest expense	90,408	71,554	Increase due primarily to an increase in the Company's cost of funds.
Net interest income	101,609	102,595	See table below for additional analysis.
Less provision for loan losses	2,500	2,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	99,109	100,595
Other income:
LGS revenue	52,330	57,811	See LGS operating segment - results of operations.
TPP&CC revenue	38,657	34,680	See TPP&CC operating segment - results of operations.
Communications revenue	4,346	—	See Communications operating segment - results of operations.
Enrollment services revenue	4,326	13,373	See table below for additional analysis.
Other income	13,796	11,408	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	101	2,875	Gains are primarily from the Company repurchasing its own debt.
Derivative settlements, net	(6,537)	(5,215)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	(22,154)	2,137
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	84,865	117,069
Operating expenses:
Salaries and benefits	63,242	61,050
Increase was due to additional personnel to support the increase in TPP&CC revenue and the acquisition of Allo on December 31, 2015. These increases were partially offset by a reduction in costs in the LGS operating segment due to fewer personnel as a result of a decrease in borrower volume under the Department servicing contract, operational efficiencies, and a decrease in guaranty servicing volume due to the loss of a guaranty servicing client.

Depreciation and amortization	7,640	5,662	Increase was due to additional depreciation expense as a result of investments in information technology infrastructure and due to the acquisition of Allo on December 31, 2015.
Loan servicing fees	6,928	7,616
The Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio has fewer delinquent loans in 2016 compared to 2015; therefore, third-party servicing fees have decreased.

Cost to provide communication services	1,703	—	Represents costs of services and products primarily associated with television programming costs.
Cost to provide enrollment services	3,623	10,799	See table below for additional analysis.
Other	28,376	30,101
Decrease due to a decrease in collection costs associated with the decrease in FFELP guaranty collection revenue, partially offset by an increase as a result of the acquisition of Allo on December 31, 2015.

Total operating expenses	111,512	115,228
Income before income taxes	72,462	102,436
Income tax expense	24,433	37,630
The effective tax rate was 33.75% and 36.75% in the three months ended March 31, 2016 and 2015, respectively. The lower effective tax rate in 2016 was due to the resolution of certain tax positions during the period.

Net income	48,029	64,806
Net income attributable to noncontrolling interest	68	41
Net income attributable to Nelnet, Inc.	$47,961	64,765
Additional information:
Net income attributable to Nelnet, Inc.	$47,961	64,765
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

Derivative market value and foreign currency adjustments	22,154	(2,137)
Tax effect	(8,418)	812
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$61,697	63,440

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended March 31,
	2016	2015	Additional information
Variable student loan interest margin, net of settlements on derivatives	$53,856	50,633
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	40,639	46,244
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	2,029	2,205
Non-portfolio related derivative settlements	(232)	(252)
Corporate debt interest expense	(1,220)	(1,450)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$95,072	97,380

The following table summarizes the components of "Enrollment services revenue" and "Cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software) (a)	Total (a)
	Three months ended March 31, 2016
Enrollment services revenue	$4,001	325	4,326
Cost to provide enrollment services	3,623	—	3,623
Gross profit	$378	325	703
Gross profit %	9.4%
	Three months ended March 31, 2015
Enrollment services revenue	$12,255	1,118	13,373
Cost to provide enrollment services	10,799	—	10,799
Gross profit	$1,456	1,118	2,574
Gross profit %	11.9%

(a)
On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Solutions. The Company retained the digital marketing and content solution products and services under the brand name Peterson's within the Nelnet Enrollment Solutions business, which include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. The Company reclassified the revenue and cost of goods sold attributable to the Peterson's products and services from "enrollment services revenue" and "cost to provide enrollment services" to "other income" and "other expenses," respectively, on the consolidated statements of income. After this reclassification, "enrollment services revenue" and "cost to provide enrollment services" include the operating results of the products and services sold as part of the Sparkroom disposition for all periods presented. These reclassifications had no effect on consolidated net income.

The following table summarizes the components of "other income."

	Three months ended March 31,
	2016	2015
Borrower late fee income	$3,646	4,131
Investment advisory fees	818	657
Realized and unrealized gains/(losses) on investments classified as available-for-sale and trading, net	1,050	523
Peterson's revenue (a)	3,282	4,490
Other (b)	5,000	1,607
Other income	$13,796	11,408

(a)
Represents revenue previously included in "Enrollment services revenue" on the consolidated statements of income. The decrease in revenue for the three months ended March 31, 2016 compared to the same period in 2015 was due to the loss of rights to a certain publication.

(b)	The operating results for the three months ended March 31, 2016 include a gain of approximately $3.0 million related to the Company's sale of Sparkroom, LLC.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$21,397	$19,742	$19,369	$18,934	$18,593	$18,886	$18,433
% of total	15.5%	12.2%	11.5%	11.1%	10.6%	10.7%	10.1%
Number of servicing borrowers:
Government servicing:	5,305,498	5,915,449	5,882,446	5,817,078	5,886,266	5,842,163	5,786,545
FFELP servicing:	1,462,122	1,397,295	1,358,551	1,353,785	1,339,307	1,335,538	1,298,407
Private servicing:	195,580	202,529	205,926	209,854	230,403	245,737	250,666
Total:	6,963,200	7,515,273	7,446,923	7,380,717	7,455,976	7,423,438	7,335,618

Number of remote hosted borrowers:	1,915,203	1,611,654	1,592,813	1,559,573	1,710,577	1,755,341	1,796,783

Change in Department of Education Student Loan Servicing Performance Metrics Group

The Company is one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") among which approximately 75 percent of new government student loans were allocated for servicing during 2015, with allocations based on established performance metrics compared among that group. An additional six prime not-for-profit ("NFP") servicers were allocated a total of approximately 25 percent of new loans for servicing during 2015. On March 2, 2016, the Department announced that, for the period March 1, 2016 through June 30, 2016, new student loans will be allocated for servicing among the group of ten TIVAS and NFP servicers on the basis of the currently established performance metrics as compared among all ten loan servicers in that group, pursuant to a provision in the federal budgetary Consolidated Appropriations Act of 2016. This change resulted in a decrease in the Company's overall government allocation of new student loans for servicing from 13 percent to 8 percent for the period March 1, 2016 through June 30, 2016, and the other TIVAS were similarly affected. However, the Company will benefit from the allocation of additional borrowers to the four prime NFP servicers to which the Company licenses its remote-hosted servicing software.

The Department noted in its announcement that the significant variation in the composition of the loan portfolios between the TIVAS and the NFP servicers (primarily due to the fact that the NFP servicing portfolios are overwhelmingly made up of loans in repayment and current, whereas the TIVAS have been allocated high volumes of new borrowers who are more likely to go in and out of delinquency) prevents an optimal comparison of performance among the TIVAS and NFP servicers using the currently existing metrics, and that the Department plans to develop new metrics to take effect by July 1, 2016. However, the ultimate outcome of that process is uncertain.

The Company's current servicing contract with the Department expires on June 16, 2019. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing solution to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase 1 are due on May 9, 2016.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2016	2015
Net interest income	$21	7
Loan and guaranty servicing revenue	52,330	57,811	See table below for additional analysis.
Intersegment servicing revenue	12,007	12,871	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	64,337	70,682
Salaries and benefits	32,967	33,703
Decrease due to fewer personnel as a result of a decrease in borrower volume under the Department servicing contract, operational efficiencies, and a decrease in guaranty servicing volume due to the loss of a guaranty servicing client as discussed below.

Depreciation and amortization	438	446
Other expenses	11,470	14,601
Decrease due primarily to a decrease in collection costs associated with FFELP guaranty collection revenue. Collection costs were $1.9 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. Excluding collection costs, other expenses were $9.6 million and $9.8 million for the three months ended March 31, 2016 and 2015, respectively. See additional information below regarding the decrease in FFELP guaranty collection revenue.

Intersegment expenses, net	6,241	6,642	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	51,116	55,392
Income before income taxes	13,242	15,297
Income tax expense	(5,032)	(5,813)
Net income	$8,210	9,484
Before tax operating margin	20.6%	21.6%	Decrease in margin is due to a decrease in guaranty servicing and collection revenue due to the loss of a guaranty client as discussed below.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended March 31,		Additional information
	2016	2015
Government servicing	$35,231	32,407	Increase due to the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.
FFELP servicing	3,639	3,544
Increase due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private servicing	3,146	3,039	Increase due to growth in private loan servicing volume.
FFELP guaranty servicing	1,184	2,481
The Company’s guaranty servicing revenue is earned from two guaranty servicing clients.  A contract with one client expired on October 31, 2015, and was not renewed.   Guaranty servicing revenue from this customer was $1.3 million for the three months ended March 31, 2015.  The remaining guaranty servicing client notified its service providers that it intends to exit the FFELP guaranty business at the end of their contract term on June 30, 2016.   Guaranty servicing revenue from this customer was $1.1 million for each of the three months ended March 31, 2016 and 2015.  After this customer’s exit from the FFELP guaranty business effective June 30, 2016, the Company will have no remaining guaranty servicing revenue.

FFELP guaranty collection	3,787	10,906
The Company’s guaranty collection revenue is earned from two guaranty collection clients.  A contract with one client expired on October 31, 2015, and was not renewed.   Guaranty collection revenue from this customer was $7.4 million for the three months ended March 31, 2015.  The remaining guaranty servicing client notified its service providers that it intends to exit the FFELP guaranty business at the end of their contract term on June 30, 2016.   Guaranty collection revenue from this customer was $3.8 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively.  After this customer’s exit from the FFELP guaranty business effective June 30, 2016, the Company will have no remaining guaranty collection revenue.  The Company incurs collection costs that are directly related to guaranty collection revenue.

Software services	4,608	4,868
Other	735	566
Loan and guaranty servicing revenue	$52,330	57,811

TUITION PAYMENT PROCESSING AND CAMPUS COMMERCE OPERATING SEGMENT – RESULTS OF OPERATIONS

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Tuition management revenue is recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Higher amounts of revenue are typically recognized during the first quarter due to fees related to grant and aid applications as well as online applications and enrollment services.  The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2016	2015
Net interest income	$3	2
Tuition payment processing, school information, and campus commerce revenue	38,657	34,680	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.
Salaries and benefits	14,435	13,321	Increase due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.
Depreciation and amortization	2,271	2,195
Other expenses	4,159	3,802
Intersegment expenses, net	1,512	2,034	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	22,377	21,352
Income before income taxes	16,283	13,330
Income tax expense	(6,188)	(5,065)
Net income	$10,095	8,265
Before tax operating margin	42.1%	38.4%	The increase in margin is primarily due to operating leverage.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary of Operating Results

	Three months ended March 31, 2016	Additional information
Interest expense	$147
Communications revenue	4,346	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services.
Salaries and benefits	1,089
At March 31, 2016, Allo had approximately 100 employees, including part-time employees. Allo also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as Allo builds its network.

Depreciation and amortization	1,129
Depreciation reflects the allocation of the costs of Allo's property and equipment over the period in which such assets are used. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired Allo over their estimated useful lives.

Cost to provide communications services	1,703	Costs of services and products is primarily associated with television programming costs.
Other expenses	753
Intersegment expenses, net	144	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	4,818
Loss before income taxes	(619)
Income tax benefit	235
Net loss	$(384)

Additional Information:
Net income (loss)	$(384)
Interest expense	147
Income tax benefit	(235)
Depreciation and amortization	1,129
Net income, excluding interest expense, income taxes, depreciation, and amortization	$657	For additional information regarding this non-GAAP measure, see the table immediately below.

Certain financial and operating data for Allo is summarized in the tables below.

Three months ended March 31, 2016

Residential revenue	$2,523
Business revenue	1,628
Other revenue	195
Total revenue	$4,346
EBITDA (a)	$657
Capital expenditures	2,877
Revenue contribution:
Internet	38.2%
Telephone	27.7
Television	32.8
Other	1.3
100.0%

	As of March 31, 2016	As of December 31, 2015
Residential customer information:
Households served	7,909	7,600
Households passed (b)	21,274	21,274
Total households in current markets	137,500	137,500

(a)
Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a non-GAAP performance measure that is frequently used in capital-intensive industries such as telecommunications. Allo's management has historically used EBITDA to compare Allo's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. EBITDA excludes interest expense and income taxes because these items are associated with a company's particular capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses primarily reflect the impact of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods, which may be evaluated through cash flow measures. There are limitations to using EBITDA as a performance measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from Allo's calculations. In addition, EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP. A reconciliation of EBITDA from net income (loss) under GAAP is presented in the table immediately above.

(b)
Represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines, but have not been connected.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of March 31, 2016, the Company had a $27.5 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of March 31, 2016 and December 31, 2015, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended March 31,
	2016	2015
Beginning balance	$28,555,749	28,223,908
Loan acquisitions	110,959	836,112
Repayments, claims, capitalized interest, and other	(592,020)	(628,360)
Consolidation loans lost to external parties	(286,132)	(320,576)
Loans sold	(44,738)	(3,996)
Ending balance	$27,743,818	28,107,088

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015, and a summary of the Company's student loan delinquency amounts as of March 31, 2016, December 31, 2015, and March 31, 2015, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

In general, over the last several years, there has been a period over period decrease in the Company's federally insured loan provision for loan losses and charge-offs. The Company’s primary driver for loan growth has been acquiring student loan portfolios.  The Company records loans acquired net of any credit exposure through a credit discount, separate from the allowance for loan losses. This credit discount is non-accretable to interest income.   The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.   The recent purchases of large loan portfolios have resulted in an increase in the non-accretable discount balance, but no additional allowance for loan losses associated with these recent loan portfolios has been necessary.   In addition, as the Company’s overall federally insured student loan portfolio continues to season with the length of time that loans are in active repayment, credit performance continues to improve.

The Company's provision for loan losses for private education loans increased during the first three months of 2016 compared to 2015 due to the increase in the private education loan balance.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Variable student loan yield, gross	2.82%	2.66%	2.53%
Consolidation rebate fees	(0.83)	(0.82)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.06	0.06	0.04
Variable student loan yield, net	2.05	1.90	1.73
Student loan cost of funds - interest expense	(1.27)	(1.07)	(0.98)
Student loan cost of funds - derivative settlements	(0.02)	—	—
Variable student loan spread	0.76	0.83	0.75
Fixed rate floor income, net of settlements on derivatives	0.58	0.62	0.66
Core student loan spread	1.34%	1.45%	1.41%

Average balance of student loans	$28,232,489	28,892,571	28,289,420
Average balance of debt outstanding	28,099,821	28,881,167	28,460,627

A trend analysis of the Company's core and variable student loan spreads is summarized below.

(a)
The interest earned on a large portion of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on student loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR rate by quarter. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s FFELP student loan assets and related funding for those assets.

Variable student loan spread decreased during the three months ended March 31, 2016 as compared to the three months ended December 31, 2015 as a result of the following items:

•	An increase in consolidation rebate fees as a result of an increase in the average consolidation loan portfolio as a percent of the entire loan portfolio;

•	A widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above); and

•	An increase in settlement costs related to derivatives.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Fixed rate floor income, gross	$45,882	52,754	51,259
Derivative settlements (a)	(5,243)	(7,551)	(5,015)
Fixed rate floor income, net	$40,639	45,203	46,244
Fixed rate floor income contribution to spread, net	0.58%	0.62%	0.66%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016 and 2015 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2016	2015
Net interest income after provision for loan losses	$98,346	99,883	See table below for additional analysis.
Other income	4,263	4,576	The primary component of other income is borrower late fees, which were $3.6 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively.
Gain on sale of loans and debt repurchases	101	351	Gains were primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	(19,897)	3,590
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(6,304)	(4,963)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other (expense) income	(21,837)	3,554
Salaries and benefits	519	541
Loan servicing fees	6,928	7,616
The Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio has fewer delinquent loans in 2016 compared to 2015; therefore, third-party servicing fees have decreased.

Other expenses	1,516	1,135
Intersegment expenses, net	12,107	13,008	Amounts include fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Decrease due to run off of the portfolio serviced by LGS.
Total operating expenses	21,070	22,300
Income before income taxes	55,439	81,137
Income tax expense	(21,066)	(30,831)
Net income	$34,373	50,306

Additional information:
Net income	$34,373	50,306
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

Derivative market value and foreign currency adjustments, net	19,897	(3,590)
Tax effect	(7,561)	1,364
Net income, excluding derivative market value and foreign currency adjustments	$46,709	48,080

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,		Additional information
	2016	2015
Variable interest income, net of settlements on derivatives	$197,127	176,477	Increase due to an increase in the gross yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(58,435)	(58,871)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	4,353	3,131	Increase due to the Company's purchases of loans at a net discount over the last several years.
Interest on bonds and notes payable	(89,189)	(70,104)	Increase due to an increase in cost of funds.
Variable student loan interest margin, net of settlements on derivatives	53,856	50,633
Fixed rate floor income, net of settlements on derivatives	40,639	46,244	The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has decreased due to the rising interest rate environment.
Investment interest	735	479
Intercompany interest	(688)	(436)
Provision for loan losses - federally insured	(2,000)	(2,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - private education loans	(500)	—
Net interest income after provision for loan losses (net of settlements on derivatives)	$92,042	94,920

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Student Loan and Guaranty Servicing and Tuition Payment Processing and Campus Commerce operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and capital needs to expand Allo's communications network in the Company's Communications operating segment.

Sources of Liquidity

The Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company's net cash provided by operating activities was $104.5 million and $391.4 million, respectively.

As of March 31, 2016, the Company had cash and cash equivalents of $51.0 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $127.2 million as of March 31, 2016.

The Company also has a $350.0 million unsecured line of credit that matures on October 30, 2020. As of March 31, 2016, $90.0 million was outstanding on the unsecured line of credit and $260.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2016, the Company holds $51.8 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the three months ended March 31, 2016, the Company generated $104.5 million from operating activities, compared to $129.3 million for the same period in 2015. The decrease in cash provided by operating activities reflects a decrease in net income, changes in the adjustments to net income for non-cash fair value adjustments for derivatives, a decrease in proceeds from terminating certain derivative instrument contracts, and a smaller increase in other liabilities during the three months ended March 31, 2016 as compared to the same period in 2015. These factors were partially offset by foreign currency transaction adjustments and a decrease in accounts receivable. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period of the purchase.  Net purchased accrued interest was $24.1 million for the three months ended March 31, 2015. Net purchased accrued interest for the three months ended March 31, 2016 was not significant.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the three months ended March 31, 2016 and 2015 was $0.7 billion and $31.8 million, respectively. Cash used in financing activities was $0.8 billion and $0.2 billion for the three months ended March 31, 2016 and 2015, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of March 31, 2016
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$25,494,979	8/26/19 - 8/26/52
FFELP warehouse facilities	1,889,589	4/29/18 - 12/14/18
Private education loan warehouse facility	206,153	12/26/16
Other borrowings	75,000	10/31/16
	$27,665,721

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

As of March 31, 2016, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.36 billion as detailed below.  The $2.36 billion includes approximately $732.3 million (as of March 31, 2016) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2016.  As of March 31, 2016, the Company had $25.5 billion of loans included in asset-backed securitizations, which represented 92.9 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of March 31, 2016 or loans acquired subsequent to March 31, 2016.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.36 billion
(dollars in millions)
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of FFEL Program debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $245 million to $305 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2016, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $15.5 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2016, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.1 billion, of which $1.9 billion was outstanding, and $0.2 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two

FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of March 31, 2016, the Company had $118.1 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2016, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Private Education Loan Warehouse Facility

On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of March 31, 2016, there was $206.2 million outstanding on the facility and $68.8 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, ranged from 64 percent to 99 percent. As of March 31, 2016, $28.4 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which had an original expiration date of June 24, 2016.
On April 1, 2016, the Company amended the agreement for this facility to change the expiration date for the liquidity provisions to October 28, 2016, and to change the final maturity date to April 28, 2017. In addition, the minimum advance rates, depending on loan characteristics and program type, were changed to a range from 61.75 percent to 95.00 percent, and the maximum advance rate on the entire facility remained at 88 percent. In the event the Company is unable to renew the liquidity provisions by the amended expiration date of October 28, 2016, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's amended final maturity date of April 28, 2017.
Upon termination or expiration of the warehouse facility, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Other Borrowings
The Company has a $75.0 million line of credit, which is collateralized by asset-backed security investments, that expires October 31, 2016. The line of credit has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of March 31, 2016, $75.0 million was outstanding on this line of credit. Upon termination or expiration of this line of credit, the Company would obtain a replacement facility, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2016, $420.1 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securities Transactions

The Company, through its subsidiaries, has historically funded student loans by completing asset-backed securitizations. Fitch Ratings and Moody’s Investors Service have placed numerous tranches of FFELP securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements.  Such rating actions have caused the spreads on FFELP securitizations in general to widen and have reduced the liquidity in the secondary market for FFELP securitizations.  The rating agencies may also modify their assumptions and methodologies used for rating current and future student loan securitizations.   Depending on future rating agency actions and market conditions, the Company anticipates continuing to access the asset-backed securitization market for both FFELP and private education loans.  Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, student loans purchased from third parties, and/or student loans in its existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2016, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of March 31, 2016, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $62.4 million. As of March 31, 2016, the Company had $53.7 million of collateral deposited with counterparties or a clearinghouse related to these derivatives.

Liquidity Impact Related to the Communications Operating Segment

Allo has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In November 2015, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. The Company currently plans to spend approximately $50 million in network capital expenditures during 2016. However, such amount could change based on customer demand for Allo's services. For the three month period ended March 31, 2016, Allo's capital expenditures were $2.9 million.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of October 30, 2020.  As of March 31, 2016, the unsecured line of credit had an outstanding balance of $90.0 million and $260.0 million was available for future use. Upon the maturity date in 2020 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity date of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2016, $57.2 million of Hybrid Securities were outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building. TDP is an entity established during 2015 for the sole purpose of developing and operating a commercial building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of March 31, 2016, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 4 of the notes to consolidated financial statements included in the 2015 Annual Report for information on debt repurchased by the Company during the years 2013 through 2015. No significant debt repurchases have been made by the Company during 2016.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. Under the program, shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2016 are shown below. For additional information on stock repurchases during the first quarter of 2016, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2016	1,599,099	$52,069	32.56

As of March 31, 2016, 1,664,223 shares remain authorized for repurchase under this stock repurchase program.

Dividends

On March 15, 2016, the Company paid a first quarter 2016 cash dividend on the Company's Class A and Class B common stock of $0.12 per share. In addition, the Company's Board of Directors has declared a second quarter 2016 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.12 per share. The second quarter cash dividend will be paid on June 15, 2016, to shareholders of record at the close of business on June 1, 2016.

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

In January 2016, the FASB issued accounting guidance regarding the recognition and measurement of financial assets and financial liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected.   The new guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) and requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  This guidance is effective for the Company beginning January 1, 2018.  Early adoption is permitted for the provisions related to the recognition of changes in fair value of financial liabilities when the fair value option is elected.  The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

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

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of March 31, 2016		As of December 31, 2015
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$10,344,598	37.3%	$11,229,584	39.3%
Variable-rate loan assets	17,399,220	62.7	17,326,165	60.7
Total	$27,743,818	100.0%	$28,555,749	100.0%

Fixed-rate debt instruments	$18,355	0.1%	$18,355	0.1%
Variable-rate debt instruments	27,812,905	99.9	28,584,976	99.9
Total	$27,831,260	100.0%	$28,603,331	100.0%

FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the special allowance payment ("SAP") formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, the Company’s student loans earn at a fixed rate while the interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.

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

No variable-rate floor income was earned by the Company during 2015 and 2016. A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2016	2015
Fixed rate floor income, gross	$45,882	51,259
Derivative settlements (a)	(5,243)	(5,015)
Fixed rate floor income, net	$40,639	46,244

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016 and 2015 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. Fixed rate floor income decreased for the three months ended March 31, 2016 as compared to the same period in 2015 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2016.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.0 - 3.49%	3.28%	0.64%	$1,580,967
3.5 - 3.99%	3.65%	1.01%	2,282,073
4.0 - 4.49%	4.20%	1.56%	1,699,928
4.5 - 4.99%	4.72%	2.08%	1,033,752
5.0 - 5.49%	5.22%	2.58%	651,405
5.5 - 5.99%	5.67%	3.03%	454,152
6.0 - 6.49%	6.19%	3.55%	526,810
6.5 - 6.99%	6.70%	4.06%	517,101
7.0 - 7.49%	7.17%	4.53%	181,621
7.5 - 7.99%	7.71%	5.07%	304,691
8.0 - 8.99%	8.18%	5.54%	711,293
> 9.0%	9.05%	6.41%	246,881
			$10,190,674

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2016, the weighted average estimated variable conversion rate was 2.26% and the short-term interest rate was 44 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2016 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2016	$1,000,000	0.76%
2017	1,000,000	0.97
2018	1,600,000	1.08
2019	2,250,000	0.99
2020	500,000	1.02
2025	100,000	2.32
	$6,450,000	0.99%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2016:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$25,267,263	—
3 month H15 financial commercial paper	Daily	1,378,296	—
3 month Treasury bill	Daily	803,638	—
3 month LIBOR (a) (b)	Quarterly	—	15,292,584
1 month LIBOR	Monthly	—	9,782,054
Auction-rate (c)	Varies	—	1,159,415
Asset-backed commercial paper (d)	Varies	—	1,150,515
Other (e)		1,234,336	1,298,965
		$28,683,533	28,683,533

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. As of March 31, 2016, the Company had $4.0 billion notional amount of 1:3 Basis Swaps outstanding that mature during 2016. The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2016 was one-month LIBOR plus 9.8 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of March 31, 2016, the Company was sponsor for $1.2 billion of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(18,358)	(25.3)%	$(33,650)	(46.4)%	$(4,173)	(5.7)%	$(12,519)	(17.3)%
Impact of derivative settlements	15,708	21.7	47,125	64.9	1,623	2.2	4,869	6.7
Increase (decrease) in net income before taxes	$(2,650)	(3.6)%	$13,475	18.5%	$(2,550)	(3.5)%	$(7,650)	(10.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.04)		$0.19		$(0.04)		$(0.11)

	Three months ended March 31, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(19,784)	(19.3)%	$(34,067)	(33.3)%	$(4,207)	(4.1)%	$(12,622)	(12.3)%
Impact of derivative settlements	8,000	7.8	24,000	23.4	1,562	1.5	4,687	4.6
Increase (decrease) in net income before taxes	$(11,784)	(11.5)%	$(10,067)	(9.9)%	$(2,645)	(2.6)%	$(7,935)	(7.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.16)		$(0.13)		$(0.04)		$(0.11)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from the information set forth in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 under Item 3 of Part I of such Form 10-K.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2016 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2016	737,160	$31.37	736,703	2,497,944
February 1 - February 29, 2016	754,809	33.03	754,809	1,743,135
March 1 - March 31, 2016	107,130	37.47	78,912	1,664,223
Total	1,599,099	$32.56	1,570,424

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 457 shares, 0 shares, and 28,218 shares in January, February, and March 2016, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

•	purchase common stock for issuance pursuant to any employee benefit plans.

ITEM 6.  EXHIBITS

10.1*	Management Agreement, dated effective as of January 4, 2016, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 5, 2016	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	May 5, 2016	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer