Form 10-Q
period 2016-06-30
NELNET INC
filed 2016-08-04
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, there were 31,021,028 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	June 30, 2016	December 31, 2015
Assets:
Student loans receivable (net of allowance for loan losses of $48,753 and $50,498, respectively)	$26,539,604	28,324,552
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	9,225	11,379
Cash and cash equivalents - held at a related party	50,028	52,150
Total cash and cash equivalents	59,253	63,529
Investments and notes receivable	285,996	303,681
Restricted cash and investments	964,799	832,624
Restricted cash - due to customers	132,018	144,771
Accrued interest receivable	380,140	383,825
Accounts receivable (net of allowance for doubtful accounts of $1,498 and $2,003, respectively)	41,964	51,345
Goodwill	147,312	146,000
Intangible assets, net	54,141	51,062
Property and equipment, net	96,079	80,482
Other assets	11,084	8,583
Fair value of derivative instruments	3,408	28,690
Total assets	$28,715,798	30,419,144
Liabilities:
Bonds and notes payable	$26,399,686	28,105,921
Accrued interest payable	39,926	31,507
Other liabilities	136,181	169,906
Due to customers	132,018	144,771
Fair value of derivative instruments	101,771	74,881
Total liabilities	26,809,582	28,526,986
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 31,024,230 shares and 32,476,528 shares, respectively	310	325
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares	115	115
Additional paid-in capital	4,601	—
Retained earnings	1,894,551	1,881,708
Accumulated other comprehensive (loss) earnings	(2,277)	2,284
Total Nelnet, Inc. shareholders' equity	1,897,300	1,884,432
Noncontrolling interests	8,916	7,726
Total equity	1,906,216	1,892,158
Total liabilities and equity	$28,715,798	30,419,144

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$26,735,698	28,499,180
Restricted cash and investments	851,389	814,294
Accrued interest receivable and other assets	380,230	384,230
Bonds and notes payable	(26,660,478)	(28,405,133)
Other liabilities	(405,832)	(353,607)
Fair value of derivative instruments, net	(44,602)	(64,080)
Net assets of consolidated variable interest entities	$856,405	874,884
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Interest income:
Loan interest	$184,067	175,835	374,055	347,779
Investment interest	2,185	1,887	4,214	4,092
Total interest income	186,252	177,722	378,269	351,871
Interest expense:
Interest on bonds and notes payable	94,052	72,626	184,460	144,180
Net interest income	92,200	105,096	193,809	207,691
Less provision for loan losses	2,000	2,150	4,500	4,150
Net interest income after provision for loan losses	90,200	102,946	189,309	203,541
Other income:
Loan and guaranty servicing revenue	54,402	63,833	106,732	121,644
Tuition payment processing, school information, and campus commerce revenue	30,483	27,686	69,140	62,366
Communications revenue	4,478	—	8,824	—
Enrollment services revenue	—	12,680	4,326	26,053
Other income	9,765	11,985	23,559	23,393
Gain on sale of loans and debt repurchases	—	1,515	101	4,390
Derivative market value and foreign currency adjustments and derivative settlements, net	(40,702)	6,502	(69,392)	3,424
Total other income	58,426	124,201	143,290	241,270
Operating expenses:
Salaries and benefits	60,923	58,787	124,165	119,837
Depreciation and amortization	8,183	6,501	15,823	12,163
Loan servicing fees	7,216	7,420	14,144	15,036
Cost to provide communications services	1,681	—	3,384	—
Cost to provide enrollment services	—	10,395	3,623	21,194
Other expenses	29,409	32,725	57,783	62,826
Total operating expenses	107,412	115,828	218,922	231,056
Income before income taxes	41,214	111,319	113,677	213,755
Income tax expense	15,036	40,356	39,469	77,986
Net income	26,178	70,963	74,208	135,769
Net income attributable to noncontrolling interests	28	54	97	95
Net income attributable to Nelnet, Inc.	$26,150	70,909	74,111	135,674
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.61	1.54	1.73	2.94
Weighted average common shares outstanding - basic and diluted	42,635,700	45,946,415	42,861,896	46,127,207

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
Net income	$26,178	70,963	74,208	135,769
Other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses arising during period, net	(6,138)	(436)	(7,648)	(649)
Reclassification adjustment for losses (gains) recognized in net income, net	277	(2,093)	409	(2,297)
Income tax effect	2,168	940	2,678	1,094
Total other comprehensive loss	(3,693)	(1,589)	(4,561)	(1,852)
Comprehensive income	22,485	69,374	69,647	133,917
Comprehensive income attributable to noncontrolling interests	28	54	97	95
Comprehensive income attributable to Nelnet, Inc.	$22,457	69,320	69,550	133,822

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2015	—	34,713,065	11,486,932	$—	347	115	13,177	1,762,711	4,872	271	1,781,493
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	—	—	70,909	—	54	70,963
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,589)	—	(1,589)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(44)	(44)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,559)	—	—	(4,559)
Issuance of common stock, net of forfeitures	—	9,616	—	—	—	—	945	—	—	—	945
Compensation expense for stock based awards	—	—	—	—	—	—	1,353	—	—	—	1,353
Repurchase of common stock	—	(998,210)	—	—	(10)	—	(15,475)	(27,604)	—	—	(43,089)
Balance as of June 30, 2015	—	33,724,471	11,486,932	$—	337	115	—	1,801,457	3,283	300	1,805,492
Balance as of March 31, 2016	—	31,008,226	11,476,932	$—	310	115	2,913	1,873,500	1,416	8,672	1,886,926
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	338	338
Net income	—	—	—	—	—	—	—	26,150	—	28	26,178
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,693)	—	(3,693)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(122)	(122)
Cash dividend on Class A and Class B common stock - $0.12 per share	—	—	—	—	—	—	—	(5,099)	—	—	(5,099)
Issuance of common stock, net of forfeitures	—	27,946	—	—	—	—	954	—	—	—	954
Compensation expense for stock based awards	—	—	—	—	—	—	1,133	—	—	—	1,133
Repurchase of common stock	—	(11,942)	—	—	—	—	(399)		—	—	(399)
Balance as of June 30, 2016	—	31,024,230	11,476,932	$—	310	115	4,601	1,894,551	(2,277)	8,916	1,906,216
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	230	1,725,678
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	—	—	135,674	—	95	135,769
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,852)	—	(1,852)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(44)	(44)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(9,173)	—	—	(9,173)
Issuance of common stock, net of forfeitures	—	142,095	—	—	1	—	3,411	—	—	—	3,412
Compensation expense for stock based awards	—	—	—	—	—	—	2,711	—	—	—	2,711
Repurchase of common stock	—	(1,174,008)	—	—	(12)	—	(23,412)	(27,604)	—	—	(51,028)
Balance as of June 30, 2015	—	33,724,471	11,486,932	$—	337	115	—	1,801,457	3,283	300	1,805,492
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,312	1,312
Net income	—	—	—	—	—	—	—	74,111	—	97	74,208
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,561)	—	(4,561)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(219)	(219)
Cash dividends on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(10,192)	—	—	(10,192)
Issuance of common stock, net of forfeitures	—	158,743	—	—	1	—	3,661	—	—	—	3,662
Compensation expense for stock based awards	—	—	—	—	—	—	2,316	—	—	—	2,316
Repurchase of common stock	—	(1,611,041)	—	—	(16)	—	(1,376)	(51,076)	—	—	(52,468)
Balance as of June 30, 2016	—	31,024,230	11,476,932	$—	310	115	4,601	1,894,551	(2,277)	8,916	1,906,216

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months
	ended June 30,
	2016	2015
Net income attributable to Nelnet, Inc.	$74,111	135,674
Net income attributable to noncontrolling interests	97	95
Net income	74,208	135,769
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	62,298	60,191
Student loan discount accretion	(21,524)	(21,506)
Provision for loan losses	4,500	4,150
Derivative market value adjustment	48,649	19,457
Foreign currency transaction adjustment	8,712	(33,538)
Proceeds from termination of derivative instruments	3,523	51,947
Payment to enter into interest rate caps	—	(585)
Gain on sale of loans	—	(351)
Gain from debt repurchases	(101)	(4,039)
Loss (gain) from sales of available-for-sale securities, net	409	(2,297)
Payments for purchases of trading securities, net	(235)	(11,697)
Deferred income tax (benefit) expense	(20,260)	3,119
Other	6,069	6,376
Decrease (increase) in accrued interest receivable	3,685	(743)
Decrease (increase) in accounts receivable	9,462	(10,341)
Increase in other assets	(2,579)	(1,967)
Increase in accrued interest payable	8,419	2,566
Decrease in other liabilities	(10,006)	(4,526)
Net cash provided by operating activities	175,229	191,985
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(183,375)	(1,637,650)
Net proceeds from student loan repayments, claims, capitalized interest, and other	1,927,319	1,953,437
Proceeds from sale of student loans	44,738	3,996
Purchases of available-for-sale securities	(51,735)	(5,550)
Proceeds from sales of available-for-sale securities	58,232	47,951
Purchases of investments and issuance of notes receivable	(10,222)	(53,770)
Proceeds from investments and notes receivable	5,360	8,824
Purchases of property and equipment, net	(29,577)	(9,519)
(Increase) decrease in restricted cash and investments, net	(131,325)	16,532
Net cash provided by investing activities	1,629,415	324,251
Cash flows from financing activities:
Payments on bonds and notes payable	(1,972,880)	(2,629,565)
Proceeds from issuance of bonds and notes payable	226,194	2,233,630
Payments of debt issuance costs	(1,084)	(8,707)
Dividends paid	(10,192)	(9,173)
Repurchases of common stock	(52,468)	(51,028)
Proceeds from issuance of common stock	417	431
Issuance of noncontrolling interests	1,312	19
Distribution to noncontrolling interests	(219)	(44)
Net cash used in financing activities	(1,808,920)	(464,437)
Net (decrease) increase in cash and cash equivalents	(4,276)	51,799
Cash and cash equivalents, beginning of period	63,529	130,481
Cash and cash equivalents, end of period	$59,253	182,280

Cash disbursements made for:
Interest	$142,446	108,436
Income taxes, net of refunds	$55,988	67,211
Noncash activity:
Investing activity - student loans and other assets acquired	$—	517,845
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$—	451,845

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").

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

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	June 30, 2016	December 31, 2015
Federally insured loans:
Stafford and other	$5,629,034	6,202,064
Consolidation	20,837,356	22,086,043
Total	26,466,390	28,288,107
Private education loans	288,170	267,642
	26,754,560	28,555,749
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(166,203)	(180,699)
Allowance for loan losses – federally insured loans	(33,224)	(35,490)
Allowance for loan losses – private education loans	(15,529)	(15,008)
	$26,539,604	28,324,552

(a)
As of June 30, 2016 and December 31, 2015, "loan discount, net of unamortized loan premiums and deferred origination costs" included $26.2 million and $33.0 million, respectively, of non-accretable discount associated with purchased loans of $10.1 billion and $10.8 billion, respectively.

Private Education Loans

In February 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the maximum purchase obligation limited to $200.0 million. As of June 30, 2016, the Company had purchased $190.1 million in private education loans from CommonBond and has satisfied its commitment under this agreement.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$50,084	51,161	50,498	48,900
Provision for loan losses:
Federally insured loans	2,000	2,000	4,000	4,000
Private education loans	—	150	500	150
Total provision for loan losses	2,000	2,150	4,500	4,150
Charge-offs:
Federally insured loans	(3,217)	(3,259)	(6,266)	(6,408)
Private education loans	(514)	(446)	(915)	(1,122)
Total charge-offs	(3,731)	(3,705)	(7,181)	(7,530)
Recoveries - private education loans	250	238	526	492
Purchase (sale) of federally insured and private education loans, net	100	—	260	(230)
Transfer from repurchase obligation related to private education loans repurchased, net	50	180	150	4,242
Balance at end of period	$48,753	50,024	48,753	50,024

Allocation of the allowance for loan losses:
Federally insured loans	$33,224	36,762	33,224	36,762
Private education loans	15,529	13,262	15,529	13,262
Total allowance for loan losses	$48,753	50,024	48,753	50,024

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of June 30, 2016		As of December 31, 2015		As of June 30, 2015
Federally insured loans:
Loans in-school/grace/deferment	$1,936,064		$2,292,941		$2,634,088
Loans in forbearance	2,672,241		2,979,357		3,118,774
Loans in repayment status:
Loans current	18,957,457	86.7%	19,447,541	84.4%	19,055,994	85.2%
Loans delinquent 31-60 days	828,885	3.8	1,028,396	4.5	950,055	4.2
Loans delinquent 61-90 days	482,379	2.2	566,953	2.5	612,657	2.7
Loans delinquent 91-120 days	320,213	1.5	415,747	1.8	355,636	1.6
Loans delinquent 121-270 days	918,788	4.2	1,166,940	5.1	1,051,843	4.7
Loans delinquent 271 days or greater	350,363	1.6	390,232	1.7	359,601	1.6
Total loans in repayment	21,858,085	100.0%	23,015,809	100.0%	22,385,786	100.0%
Total federally insured loans	$26,466,390		$28,288,107		$28,138,648

Private education loans:
Loans in-school/grace/deferment	$54,597		$30,795		$5,268
Loans in forbearance	1,610		350		142
Loans in repayment status:
Loans current	225,585	97.2%	228,464	96.7%	161,355	95.0%
Loans delinquent 31-60 days	1,361	0.6	1,771	0.7	1,407	0.8
Loans delinquent 61-90 days	929	0.4	1,283	0.5	1,647	1.0
Loans delinquent 91 days or greater	4,088	1.8	4,979	2.1	5,383	3.2
Total loans in repayment	231,963	100.0%	236,497	100.0%	169,792	100.0%
Total private education loans	$288,170		$267,642		$175,202

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$23,418,478	0.30% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,158,415	1.26% - 2.21%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	24,576,893
FFELP warehouse facilities	1,811,708	0.46% - 0.80%	7/9/18 - 4/26/19
Private education loan warehouse facility	221,114	0.81%	4/28/17
Unsecured line of credit	105,000	1.94% - 1.95%	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	4.01%	9/15/61
Other borrowings	93,355	1.97% - 3.38%	10/31/16 - 12/15/45
	26,865,254
Discount on bonds and notes payable and debt issuance costs, net	(465,568)
Total	$26,399,686

	As of December 31, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,155,336	0.05% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,160,365	0.88% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	26,315,701
FFELP warehouse facilities	1,855,907	0.27% - 0.56%	4/29/18 - 12/14/18
Private education loan warehouse facility	181,184	0.57%	12/26/16
Unsecured line of credit	100,000	1.79% - 1.92%	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	3.99%	9/15/61
Other borrowings	93,355	1.93% - 3.38%	10/31/16 - 12/15/45
	28,603,331
Discount on bonds and notes payable and debt issuance costs, net	(497,410)
Total	$28,105,921

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of June 30, 2016, the Company had three FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II	NHELP-III	Total
Maximum financing amount	$875,000	500,000	750,000	2,125,000
Amount outstanding	844,087	455,049	512,572	1,811,708
Amount available	$30,913	44,951	237,428	313,292
Expiration of liquidity provisions	July 8, 2016	December 16, 2016	April 28, 2017
Final maturity date	July 9, 2018	December 14, 2018	April 26, 2019
Maximum advance rates	92.0 - 98.0%	85.0 - 95.0%	92.2 - 95.0%
Minimum advance rates	84.0 - 90.0%	85.0 - 95.0%	92.2 - 95.0%
Advanced as equity support	$36,663	38,051	30,694	105,408

(a)
On July 10, 2015, the Company amended the agreement for this warehouse facility to temporarily increase the maximum financing amount to $875.0 million. The maximum financing amount was scheduled to decrease by $125.0 million on March 31, 2016. On January 26, 2016, the Company amended the agreement for this warehouse facility to extend the scheduled decrease of the maximum financing amount by $125.0 million to July 8, 2016. On July 7, 2016, the Company amended the agreement for this warehouse facility to permanently set the maximum financing amount at $875.0 million, and changed the expiration of liquidity provisions to July 10, 2018 and the final maturity date to September 7, 2018.

Private Education Loan Warehouse Facility

On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of June 30, 2016, there was $221.1 million outstanding on the facility and $53.9 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, ranged from 64 percent to 99 percent. As of June 30, 2016, $32.0 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which had an original expiration date of June 24, 2016.
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
Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of October 30, 2020.  As of June 30, 2016, the unsecured line of credit had an outstanding balance of $105.0 million and $245.0 million was available for future use.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2015 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2016 and December 31, 2015 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of June 30, 2016 and December 31, 2015 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of June 30,	As of December 31,
	2016	2015
Maturity	Notional amount	Notional amount
2016	$2,000,000	$7,500,000
2028	125,000	—
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2016 and December 31, 2015 was one-month LIBOR plus 9.3 basis points and 10.0 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2016		As of December 31, 2015
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2016	$750,000	0.72%	$1,000,000	0.76%
2017	1,000,000	0.97	2,100,000	0.84
2018	1,600,000	1.08	1,600,000	1.08
2019	3,250,000	0.97	500,000	1.12
2020	1,500,000	1.01	—	—
2025	100,000	2.32	100,000	2.32
2026	50,000	1.52	—	—
	$8,250,000	0.99%	$5,300,000	0.95%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of June 30, 2016 and December 31, 2015 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities to a fixed rate of 7.66%.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Re-measurement of Euro Notes	$9,768	(14,671)	(8,712)	33,538
Change in fair value of cross-currency interest rate swap	(12,008)	13,933	20,693	(35,873)
Total impact to consolidated statements of income - income (expense) (a)	$(2,240)	(738)	11,981	(2,335)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
1:3 basis swaps	$623	724	127	410
Interest rate swaps - floor income hedges	27	21,408	42,791	1,175
Interest rate swap option - floor income hedge	986	3,257	—	—
Interest rate swaps - hybrid debt hedges	—	—	11,660	7,646
Interest rate caps	355	1,570	—	—
Cross-currency interest rate swap	—	—	44,957	65,650
Other	1,417	1,731	2,236	—
Total	$3,408	28,690	101,771	74,881

During the six months ended June 30, 2016, the Company terminated a total notional amount of $3.1 billion of fixed rate floor income hedges for gross proceeds of $3.0 million, and a total notional amount of $300.0 million of other basis swaps for gross proceeds of $0.5 million. During the six months ended June 30, 2015, the Company terminated a total notional amount of $5.5 billion of 1:3 Basis Swaps for gross proceeds of $51.9 million.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of June 30, 2016	$3,408	(3,053)	—	355
Balance as of December 31, 2015	28,690	(851)	1,632	29,471

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged/received, net	Net asset (liability)
Balance as of June 30, 2016	$(101,771)	3,053	90,170	(8,548)
Balance as of December 31, 2015	(74,881)	851	13,168	(60,862)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Settlements:
1:3 basis swaps	$743	123	414	389
Interest rate swaps - floor income hedges	(4,841)	(5,019)	(10,084)	(10,034)
Interest rate swaps - hybrid debt hedges	(231)	(253)	(463)	(505)
Cross-currency interest rate swap	(1,166)	(293)	(1,898)	(507)
Total settlements - expense	(5,495)	(5,442)	(12,031)	(10,657)
Change in fair value:
1:3 basis swaps	(586)	1,428	183	12,398
Interest rate swaps - floor income hedges	(27,276)	7,534	(59,985)	2,662
Interest rate swap option - floor income hedge	(856)	1,381	(2,272)	470
Interest rate swaps - hybrid debt hedges	(1,464)	2,540	(4,014)	1,087
Interest rate caps	(453)	(201)	(1,215)	(201)
Cross-currency interest rate swap	(12,008)	13,933	20,693	(35,873)
Other	(2,332)	—	(2,039)	—
Total change in fair value - (expense) income	(44,975)	26,615	(48,649)	(19,457)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	9,768	(14,671)	(8,712)	33,538
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$(40,702)	6,502	(69,392)	3,424

5.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of June 30, 2016				As of December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$133,190	1,091	(6,432)	127,849	139,970	3,402	(1,362)	142,010
Equity securities	720	1,797	(69)	2,448	846	1,686	(100)	2,432
Total available-for-sale investments	$133,910	2,888	(6,501)	130,297	140,816	5,088	(1,462)	144,442
Trading investments:
Student loan asset-backed securities				5,867				6,045
Equity securities				5,318				4,905
Total trading investments				11,185				10,950
Total available-for-sale and trading investments				141,482				155,392
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				65,778				63,323
Real estate				48,586				50,463
Notes receivable				17,206				18,473
Tax liens and affordable housing				12,944				16,030
Total investments and notes receivable				$285,996				303,681

(a)
As of June 30, 2016, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of June 30, 2016, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to Allo are subject to refinement as the Company completes its analysis relative to the fair values at the date of acquisition. During the first six months of 2016, the Company recognized certain adjustments to the provisional amounts recorded at December 31, 2015 that were needed to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The net impact of these adjustments was an increase to goodwill, and the adjustments had no impact on operating results.

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

Allo recognizes revenue when (i) persuasive evidence of an arrangement exists between Allo and the customer, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectability of the sales price is reasonably assured. Revenues based on a flat fee, derived principally from internet, television, and telephone services are billed in advance and recognized in subsequent periods when the services are provided. Revenues for usage-based services, such as access charges billed to other telephone carriers for originating and terminating long-distance calls on Allo's network, are billed in arrears. Allo recognizes revenue from these services in the period the services are rendered rather than billed. Earned but unbilled usage-based services are recorded in accounts receivable.

7. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life as of June 30, 2016 (months)	As of June 30, 2016	As of December 31, 2015

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $5,949 and $4,028, respectively)	171	$30,935	27,576
Computer software (net of accumulated amortization of $6,820 and $4,397, respectively)	31	12,128	11,601
Trade names (net of accumulated amortization of $1,224 and $795, respectively)	195	10,348	10,687
Content (net of accumulated amortization of $1,350 and $900, respectively)	6	450	900
Covenants not to compete (net of accumulated amortization of $74 and $56, respectively)	95	280	298
Total - amortizable intangible assets	143	$54,141	51,062

The Company recorded amortization expense on its intangible assets of $2.7 million and $2.4 million during the three months ended June 30, 2016 and 2015, respectively, and $5.2 million and $4.8 million during the six months ended June 30, 2016 and 2015, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2016, the Company estimates it will record amortization expense as follows:

2016 (July 1 - December 31)	$6,328
2017	9,386
2018	8,605
2019	5,147
2020	4,231
2021 and thereafter	20,444
$54,141

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2015	$8,596	67,168	19,800	41,883	8,553	146,000
Allo purchase price adjustment	—	—	1,312	—	—	1,312
Balance as of March 31, 2016	8,596	67,168	21,112	41,883	8,553	147,312
Allo purchase price adjustment	—	—	—	—	—	—
Balance as of June 30, 2016	$8,596	67,168	21,112	41,883	8,553	147,312

8. Property and Equipment

Property and equipment consisted of the following:

		As of	As of
	Useful life	June 30, 2016	December 31, 2015
Non-communications:
Computer equipment and software	1-5 years	$95,113	89,093
Office furniture and equipment	3-7 years	12,576	12,638
Building and building improvements	5-39 years	12,244	12,239
Transportation equipment	4-10 years	3,868	3,868
Leasehold improvements	5-20 years	3,342	3,545
Land	—	827	700
Construction in progress	—	9,986	1,210
		137,956	123,293
Accumulated depreciation - non-communications		84,583	77,188
Non-communications, net property and equipment		53,373	46,105

Communications:
Network plant and fiber	5-15 years	26,382	25,669
Central office	5-15 years	4,376	909
Customer located property	5-10 years	3,823	6,912
Transportation equipment	4-10 years	1,296	470
Computer equipment and software	1-5 years	752	74
Other	1-20 years	625	343
Land	—	70	—
Construction in progress	—	7,192	—
		44,516	34,377
Accumulated depreciation - communications		1,810	—
Communications, net property and equipment		42,706	34,377
Total property and equipment, net		$96,079	80,482

Depreciation expense for the three months ended June 30, 2016 and 2015 related to property and equipment was $5.4 million and $4.1 million, respectively, and $10.6 million and$7.4 million during the six months ended June 30, 2016 and 2015, respectively.

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

	Three months ended June 30,
	2016			2015
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$25,879	271	26,150	70,146	763	70,909

Denominator:
Weighted-average common shares outstanding - basic and diluted	42,193,769	441,931	42,635,700	45,451,888	494,527	45,946,415
Earnings per share - basic and diluted	$0.61	0.61	0.61	1.54	1.54	1.54

	Six months ended June 30,
	2016			2015
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$73,334	777	74,111	134,227	1,447	135,674

Denominator:
Weighted-average common shares outstanding - basic and diluted	42,412,287	449,609	42,861,896	45,635,155	492,052	46,127,207
Earnings per share - basic and diluted	$1.73	1.73	1.73	2.94	2.94	2.94

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

	Three months ended June 30, 2016
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$22	3	—	184,966	2,064	(802)	186,252
Interest expense	—	—	205	92,769	1,881	(802)	94,052
Net interest income	22	3	(205)	92,197	183	—	92,200
Less provision for loan losses	—	—	—	2,000	—	—	2,000
Net interest income (loss) after provision for loan losses	22	3	(205)	90,197	183	—	90,200
Other income:
Loan and guaranty servicing revenue	54,402	—	—	—	—	—	54,402
Intersegment servicing revenue	11,408	—	—	—	—	(11,408)	—
Tuition payment processing, school information, and campus commerce revenue	—	30,483	—	—	—	—	30,483
Communications revenue	—	—	4,478	—	—	—	4,478
Enrollment services revenue	—	—	—	—	—	—	—
Other income	—	—	—	3,834	5,931	—	9,765
Gain on sale of loans and debt repurchases	—	—	—	—	—	—	—
Derivative market value and foreign currency adjustments, net	—	—	—	(31,411)	(3,797)	—	(35,207)
Derivative settlements, net	—	—	—	(5,264)	(231)	—	(5,495)
Total other income	65,810	30,483	4,478	(32,841)	1,903	(11,408)	58,426
Operating expenses:
Salaries and benefits	31,380	15,444	1,377	499	12,222	—	60,923
Depreciation and amortization	445	2,511	1,378	—	3,848	—	8,183
Loan servicing fees	—	—	—	7,216	—	—	7,216
Cost to provide communication services	—	—	1,681	—	—	—	1,681
Cost to provide enrollment services	—	—	—	—	—	—	—
Other expenses	11,380	4,815	813	1,481	10,920	—	29,409
Intersegment expenses, net	6,102	1,562	187	11,539	(7,981)	(11,408)	—
Total operating expenses	49,307	24,332	5,436	20,735	19,009	(11,408)	107,412
Income (loss) before income taxes	16,525	6,154	(1,163)	36,621	(16,923)	—	41,214
Income tax (expense) benefit	(6,280)	(2,338)	442	(13,916)	7,057	—	(15,036)
Net income (loss)	10,245	3,816	(721)	22,705	(9,866)	—	26,178
Net income attributable to noncontrolling interests	—	—	—	—	28	—	28
Net income (loss) attributable to Nelnet, Inc.	$10,245	3,816	(721)	22,705	(9,894)	—	26,150

	Three months ended June 30, 2015 (a)
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$13	1	176,279	1,814	(385)	177,722
Interest expense	—	—	71,441	1,570	(385)	72,626
Net interest income	13	1	104,838	244	—	105,096
Less provision for loan losses	—	—	2,150	—	—	2,150
Net interest income after provision for loan losses	13	1	102,688	244	—	102,946
Other income:
Loan and guaranty servicing revenue	63,833	—	—	—	—	63,833
Intersegment servicing revenue	12,223	—	—	—	(12,223)	—
Tuition payment processing, school information, and campus commerce revenue	—	27,686	—	—	—	27,686
Enrollment services revenue	—	—	—	12,680	—	12,680
Other income	—	—	3,950	8,035	—	11,985
Gain on sale of loans and debt repurchases	—	—	1,041	474	—	1,515
Derivative market value and foreign currency adjustments, net	—	—	9,404	2,540	—	11,944
Derivative settlements, net	—	—	(5,189)	(253)	—	(5,442)
Total other income	76,056	27,686	9,206	23,476	(12,223)	124,201
Operating expenses:					.
Salaries and benefits	31,585	13,583	524	13,095	—	58,787
Depreciation and amortization	527	2,195	—	3,779	—	6,501
Loan servicing fees	—	—	7,420	—	—	7,420
Cost to provide enrollment services	—	—	—	10,395	—	10,395
Other expenses	15,376	4,112	1,270	11,967	—	32,725
Intersegment expenses, net	8,045	2,164	12,362	(10,348)	(12,223)	—
Total operating expenses	55,533	22,054	21,576	28,888	(12,223)	115,828
Income (loss) before income taxes	20,536	5,633	90,318	(5,168)	—	111,319
Income tax (expense) benefit	(7,804)	(2,140)	(34,321)	3,910	—	(40,356)
Net income (loss)	12,732	3,493	55,997	(1,258)	—	70,963
Net income attributable to noncontrolling interests	—	—	—	54	—	54
Net income (loss) attributable to Nelnet, Inc.	$12,732	3,493	55,997	(1,312)	—	70,909

(a)	Does not include the Communications segment, which was initiated as a result of the acquisition of Allo on December 31, 2015.

	Six months ended June 30, 2016
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$43	5	—	375,689	4,157	(1,625)	378,269
Interest expense	—	—	352	182,647	3,087	(1,625)	184,460
Net interest income	43	5	(352)	193,042	1,070	—	193,809
Less provision for loan losses	—	—	—	4,500	—	—	4,500
Net interest income (loss) after provision for loan losses	43	5	(352)	188,542	1,070	—	189,309
Other income:
Loan and guaranty servicing revenue	106,732	—	—	—	—	—	106,732
Intersegment servicing revenue	23,415	—	—	—	—	(23,415)	—
Tuition payment processing, school information, and campus commerce revenue	—	69,140	—	—	—	—	69,140
Communications revenue	—	—	8,824	—	—	—	8,824
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	8,097	15,462	—	23,559
Gain on sale of loans and debt repurchases	—	—	—	101	—	—	101
Derivative market value and foreign currency adjustments, net	—	—	—	(51,308)	(6,053)	—	(57,361)
Derivative settlements, net	—	—	—	(11,568)	(463)	—	(12,031)
Total other income	130,147	69,140	8,824	(54,678)	13,272	(23,415)	143,290
Operating expenses:
Salaries and benefits	64,346	29,880	2,467	1,018	26,454	—	124,165
Depreciation and amortization	883	4,782	2,507	—	7,650	—	15,823
Loan servicing fees	—	—	—	14,144	—	—	14,144
Cost to provide communication services	—	—	3,384	—	—	—	3,384
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	22,850	8,973	1,566	2,997	21,397	—	57,783
Intersegment expenses, net	12,343	3,074	331	23,646	(15,978)	(23,415)	—
Total operating expenses	100,422	46,709	10,255	41,805	43,146	(23,415)	218,922
Income (loss) before income taxes	29,768	22,436	(1,783)	92,059	(28,804)	—	113,677
Income tax (expense) benefit	(11,312)	(8,526)	678	(34,983)	14,674	—	(39,469)
Net income (loss)	18,456	13,910	(1,105)	57,076	(14,130)	—	74,208
Net income attributable to noncontrolling interests	—	—	—	—	97	—	97
Net income (loss) attributable to Nelnet, Inc.	$18,456	13,910	(1,105)	57,076	(14,227)	—	74,111

	Six months ended June 30, 2015 (a)
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$20	3	348,702	3,967	(821)	351,871
Interest expense	—	—	141,981	3,020	(821)	144,180
Net interest income	20	3	206,721	947	—	207,691
Less provision for loan losses	—	—	4,150	—	—	4,150
Net interest income after provision for loan losses	20	3	202,571	947	—	203,541
Other income:
Loan and guaranty servicing revenue	121,644	—	—	—	—	121,644
Intersegment servicing revenue	25,094	—	—	—	(25,094)	—
Tuition payment processing, school information, and campus commerce revenue	—	62,366	—	—	—	62,366
Enrollment services revenue	—	—	—	26,053	—	26,053
Other income	—	—	8,526	14,867	—	23,393
Gain on sale of loans and debt repurchases	—	—	1,392	2,998	—	4,390
Derivative market value and foreign currency adjustments, net	—	—	12,994	1,087	—	14,081
Derivative settlements, net	—	—	(10,152)	(505)	—	(10,657)
Total other income	146,738	62,366	12,760	44,500	(25,094)	241,270
Operating expenses:
Salaries and benefits	65,288	26,904	1,065	26,580	—	119,837
Depreciation and amortization	973	4,390	—	6,800	—	12,163
Loan servicing fees	—	—	15,036	—	—	15,036
Cost to provide enrollment services	—	—	—	21,194	—	21,194
Other expenses	29,976	7,914	2,407	22,529	—	62,826
Intersegment expenses, net	14,687	4,199	25,370	(19,162)	(25,094)	—
Total operating expenses	110,924	43,407	43,878	57,941	(25,094)	231,056
Income (loss) before income taxes	35,834	18,962	171,453	(12,494)	—	213,755
Income tax (expense) benefit	(13,617)	(7,206)	(65,152)	7,989	—	(77,986)
Net income (loss)	22,217	11,756	106,301	(4,505)	—	135,769
Net income attributable to noncontrolling interests	—	—	—	95	—	95
Net income (loss) attributable to Nelnet, Inc.	$22,217	11,756	106,301	(4,600)	—	135,674

(a)	Does not include the Communications segment, which was initiated as a result of the acquisition of Allo on December 31, 2015.

11.    Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education (the "Department") that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $37.1 million and $33.6 million for the three months ended June 30, 2016 and 2015, respectively, and $72.3 million and $66.0 million for the six months ended June 30, 2016 and 2015, respectively. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing solution to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase I were due on May 9, 2016.

On May 6, 2016, the Company and Great Lakes Educational Loan Services, Inc. ("Great Lakes") submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet Solutions, LLC ("GreatNet"). The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is currently one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that currently has a student loan servicing contract with the Department to provide servicing for loans owned by the Department.

On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected.

12.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2016.

	As of June 30, 2016			As of December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan asset-backed securities	$—	133,592	133,592	—	147,925	147,925
Equity securities	7,766	—	7,766	7,337	—	7,337
Debt securities	124	—	124	130	—	130
Total investments (available-for-sale and trading)	7,890	133,592	141,482	7,467	147,925	155,392
Fair value of derivative instruments	—	3,408	3,408	—	28,690	28,690
Total assets	$7,890	137,000	144,890	7,467	176,615	184,082
Liabilities:
Fair value of derivative instruments	$—	101,771	101,771	—	74,881	74,881
Total liabilities	$—	101,771	101,771	—	74,881	74,881

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,875,363	26,539,604	—	—	26,875,363
Cash and cash equivalents	59,253	59,253	59,253	—	—
Investments (available-for-sale and trading)	141,482	141,482	7,890	133,592	—
Notes receivable	17,206	17,206	—	17,206	—
Restricted cash	955,689	955,689	955,689	—	—
Restricted cash – due to customers	132,018	132,018	132,018	—	—
Restricted investments	9,110	9,110	9,110	—	—
Accrued interest receivable	380,140	380,140	—	380,140	—
Derivative instruments	3,408	3,408	—	3,408	—
Financial liabilities:
Bonds and notes payable	25,510,394	26,399,686	—	25,510,394	—
Accrued interest payable	39,926	39,926	—	39,926	—
Due to customers	132,018	132,018	132,018	—	—
Derivative instruments	101,771	101,771	—	101,771	—

	As of December 31, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,611,350	28,324,552	—	—	28,611,350
Cash and cash equivalents	63,529	63,529	63,529	—	—
Investments (available-for-sale and trading)	155,392	155,392	7,467	147,925	—
Notes receivable	18,067	18,473	—	18,067	—
Restricted cash	823,450	823,450	823,450	—	—
Restricted cash – due to customers	144,771	144,771	144,771	—	—
Restricted investments	9,174	9,174	9,174	—	—
Accrued interest receivable	383,825	383,825	—	383,825	—
Derivative instruments	28,690	28,690	—	28,690	—
Financial liabilities:
Bonds and notes payable	27,150,775	28,105,921	—	27,150,775	—
Accrued interest payable	31,507	31,507	—	31,507	—
Due to customers	144,771	144,771	144,771	—	—
Derivative instruments	74,881	74,881	—	74,881	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2015 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2016 and 2015. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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
The forward-looking statements are based on assumptions and analysis made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2015 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to adverse changes in the Company's volumes allocated under the Company's loan servicing contract with the Department, which accounted for approximately 15 percent of the Company's revenue in 2015, risks related to the Department's initiative to procure a new contract for federal student loan servicing to acquire a single servicing solution to service all loans owned by the Department, including the risk that the Company's joint venture with Great Lakes may not be awarded the contract, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education loans;

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

GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments

A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency adjustments, is provided below.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
GAAP net income attributable to Nelnet, Inc.	$26,150	70,909	74,111	135,674
Derivative market value and foreign currency adjustments	35,207	(11,944)	57,361	(14,081)
Tax effect (a)	(13,379)	4,539	(21,797)	5,351
Net income, excluding derivative market value and foreign currency adjustments (b)	$47,978	63,504	109,675	126,944

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$0.61	1.54	1.73	2.94
Derivative market value and foreign currency adjustments	0.83	(0.26)	1.34	(0.31)
Tax effect (a)	(0.31)	0.10	(0.51)	0.12
Net income, excluding derivative market value and foreign currency adjustments (b)	$1.13	1.38	2.56	2.75

(a)	The tax effects are calculated by multiplying the derivative market value and foreign currency adjustments by the applicable statutory income tax rate.

(b)
The Company provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. "Derivative market value and foreign currency adjustments" include (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. The Company believes these point-in-time estimates of asset and liability values related to these financial instruments that are subject to interest and currency rate fluctuations are subject to volatility mostly due to timing and market factors beyond the control of management, and affect the period-to-period comparability of the results of operations. Accordingly, the Company’s management utilizes operating results excluding these items for comparability purposes when making decisions regarding the Company’s performance and in presentations with credit rating agencies, lenders, and investors. Consequently, the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2016, the Company had a $26.5 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and six months ended June 30, 2016 and 2015 (dollars in millions).

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

Student Loan and Guaranty Servicing

•	As of June 30, 2016, the Company was servicing $183.6 billion in FFELP, private, and government owned student loans, as compared with $169.9 billion of loans as of June 30, 2015.

•
Revenue decreased in the three and six months ended June 30, 2016 compared to the same periods in 2015 due to a decrease in guaranty servicing and collection revenue. The Company's guaranty servicing and collection revenue was earned from two guaranty clients, and a significant amount of such revenue came from one of those clients. The contract with this client expired on October 31, 2015. FFELP guaranty servicing and collection revenue recognized by the Company from this client for the three and six months ended June 30, 2015 was $12.6 million and $21.3 million respectively. The other guaranty servicing and collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. After this customer's exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty servicing and collection revenue.

•
Revenue from the government servicing contract increased to $37.1 million for the three months ended June 30, 2016 compared to $33.6 million for the same period in 2015, and increased to $72.3 million for the six months ended June 30, 2016, compared to $66.0 million for the same period in 2015. This increase was due to the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

•
Before tax operating margin was 25.1% and 27.0% for the three months ended June 30, 2016 and 2015, respectively, and 22.9% and 24.4% for the six months ended June 30, 2016 and 2015, respectively. This decrease was due to a decrease in guaranty servicing and collection revenue due to the loss of a significant guaranty client discussed above. The Company anticipates that margins will continue to decrease as a result of the loss of its remaining guaranty servicing and collection customer that exited the FFELP guaranty business at the end of their contract term on June 30, 2016 as discussed above.

•
In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing solution to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase I were due on May 9, 2016.

On May 6, 2016, the Company and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet Solutions, LLC ("GreatNet"). The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is one of four private sector companies (referred to as Title IV Additional Services, or "TIVAS") that currently has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three and six months ended June 30, 2016 compared to the same periods in 2015 due to increases in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

•	Before tax operating margin was 20.2% and 20.3% for the three months ended June 30, 2016 and 2015, respectively and 32.5% and 30.4% for the six months ended June 30, 2016 and 2015, respectively.

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

•
For the three and six months ended June 30, 2016, the operating segment recorded a net loss of $0.7 million and $1.1 million, respectively. The Company anticipates this operating segment will be dilutive to consolidated earnings in 2016 due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

•
The Company currently plans to spend a total of approximately $50 million in network capital expenditures during 2016. However, such amount could change based on customer demand for Allo's services. For the six months ended June 30, 2016, Allo's capital expenditures were $12.0 million, including $9.2 million for the three months ended June 30, 2016.

Asset Generation and Management

•
Core student loan spread was 1.29% for the three months ended June 30, 2016, compared to 1.41% for the same period in 2015 and 1.34% for the three month period ended March 31, 2016. The decrease in core student loan spread for the three month period ended June 30, 2016 compared to the three month period ended March 31, 2016 was due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended June 30, 2016 and 2015, and six months ended June 30, 2016 and 2015, the Company earned $39.5 million, $45.1 million, $80.1 million, and $91.3 million, respectively, of fixed rate floor income (net of derivative settlements of $4.8 million and $5.0 million for the three months ended June 30, 2016 and 2015, respectively, and $10.1 million and $10.0 million for the six months ended June 30, 2016 and 2015, respectively, used to hedge such loans). The decrease in fixed rate floor income for the three and six months ended June 30, 2016 compared to the same periods in 2015 is due to an increase in interest rates.

Liquidity and Capital Resources

•
As of June 30, 2016, the Company had cash and cash equivalents of $59.3 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $141.5 million as of June 30, 2016.

•	For the six months ended June 30, 2016, the Company generated $175.2 million in net cash provided by operating activities.

•	Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.37 billion as of June 30, 2016.

•
During the six months ended June 30, 2016, the Company repurchased a total of 1,611,041 shares of Class A common stock for $52.5 million ($32.57 per share). In May 2016, the Company's Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. The five million shares authorized under the new program include the remaining 1,664,223 un-repurchased shares from the prior program, which the new program replaced.

•	During the six months ended June 30, 2016, the Company paid cash dividends of $10.2 million ($0.24 per share), including $5.1 million ($0.12 per share) during the second quarter.

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

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and six months ended June 30, 2016 compared to the same period in 2015 is summarized below.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015	Additional information
Loan interest	$184,067	175,835	374,055	347,779	Increase due to an increase in the gross yield earned on the student loan portfolio, partially offset by a decrease in the average balance of student loans and fixed rate floor income.
Investment interest	2,185	1,887	4,214	4,092	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	186,252	177,722	378,269	351,871
Interest expense	94,052	72,626	184,460	144,180	Increase due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	92,200	105,096	193,809	207,691	See table below for additional analysis.
Less provision for loan losses	2,000	2,150	4,500	4,150	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	90,200	102,946	189,309	203,541
Other income:
LGS revenue	54,402	63,833	106,732	121,644	See LGS operating segment - results of operations.
TPP&CC revenue	30,483	27,686	69,140	62,366	See TPP&CC operating segment - results of operations.
Communications revenue	4,478	—	8,824	—	See Communications operating segment - results of operations.
Enrollment services revenue	—	12,680	4,326	26,053	See table below for additional analysis.
Other income	9,765	11,985	23,559	23,393	See table below for the components of "other income."
Gain on sale of loans and debt repurchases	—	1,515	101	4,390	Gains are primarily from the Company repurchasing its own debt.
Derivative settlements, net	(5,495)	(5,442)	(12,031)	(10,657)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	(35,207)	11,944	(57,361)	14,081
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	58,426	124,201	143,290	241,270
Operating expenses:
Salaries and benefits	60,923	58,787	124,165	119,837	Increase was due to additional personnel to support the increase in TPP&CC revenue and the acquisition of Allo on December 31, 2015.
Depreciation and amortization	8,183	6,501	15,823	12,163	Increase was due to additional depreciation expense as a result of investments in information technology infrastructure and due to the acquisition of Allo on December 31, 2015.
Loan servicing fees	7,216	7,420	14,144	15,036
The Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio has fewer delinquent loans in 2016 compared to 2015; therefore, third-party servicing fees have decreased.

Cost to provide communication services	1,681	—	3,384	—	Represents costs of services and products primarily associated with television programming costs.
Cost to provide enrollment services	—	10,395	3,623	21,194	See table below for additional analysis.
Other	29,409	32,725	57,783	62,826
Decrease due to a decrease in collection costs associated with the decrease in FFELP guaranty collection revenue, partially offset by an increase as a result of the acquisition of Allo on December 31, 2015.

Total operating expenses	107,412	115,828	218,922	231,056
Income before income taxes	41,214	111,319	113,677	213,755
Income tax expense	15,036	40,356	39,469	77,986
The effective tax rate was 36.51% and 36.27% in the three months ended June 30, 2016 and 2015, respectively, and 34.75% and 36.50% in the six months ended June 30, 2016 and 2015, respectively. The lower effective tax rate for the six months ended June 30, 2016 compared to the same period in 2015 was due to the resolution of certain tax positions during the first quarter of 2016.

Net income	26,178	70,963	74,208	135,769
Net income attributable to noncontrolling interest	28	54	97	95
Net income attributable to Nelnet, Inc.	$26,150	70,909	74,111	135,674
Additional information:
Net income attributable to Nelnet, Inc.	$26,150	70,909	74,111	135,674
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments.

Derivative market value and foreign currency adjustments	35,207	(11,944)	57,361	(14,081)
Tax effect	(13,379)	4,539	(21,797)	5,351
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$47,978	63,504	109,675	126,944

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	Additional information
Variable student loan interest margin, net of settlements on derivatives	$47,141	54,521	100,996	105,155
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	39,497	45,069	80,136	91,313
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	2,185	1,887	4,214	4,092
Non-portfolio related derivative settlements	(231)	(253)	(463)	(506)
Corporate debt interest expense	(1,887)	(1,570)	(3,105)	(3,020)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$86,705	99,654	181,778	197,034

The following table summarizes the components of "Enrollment services revenue" and "Cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software) (a)	Total (a)
	Three months ended June 30, 2016
Enrollment services revenue	$—	—	—
Cost to provide enrollment services	—	—	—
Gross profit	$—	—	—

	Three months ended June 30, 2015
Enrollment services revenue	$11,751	929	12,680
Cost to provide enrollment services	10,395	—	10,395
Gross profit	$1,356	929	2,285
Gross profit %	11.5%

	Six months ended June 30, 2016
Enrollment services revenue	$4,001	325	4,326
Cost to provide enrollment services	3,623	—	3,623
Gross profit	$378	325	703
Gross profit %	9.4%

	Six months ended June 30, 2015
Enrollment services revenue	$24,006	2,047	26,053
Cost to provide enrollment services	21,194	—	21,194
Gross profit	$2,812	2,047	4,859
Gross profit %	11.7%

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

The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Borrower late fee income	$3,106	3,621	6,752	7,752
Investment advisory fees	1,014	833	1,832	1,491
Realized and unrealized gains/(losses) on investments classified as available-for-sale and trading, net	(112)	1,826	1,028	2,349
Peterson's revenue (a)	3,246	4,481	6,527	8,971
Other (b)	2,511	1,224	7,420	2,830
Other income	$9,765	11,985	23,559	23,393

(a)
Represents revenue previously included in "Enrollment services revenue" on the consolidated statements of income. The decrease in revenue for the three and six months ended June 30, 2016 compared to the same periods in 2015 was due to the loss of rights to a certain publication.

(b)	The operating results for the six months ended June 30, 2016 includes a gain of approximately $3.0 million related to the Company's sale of Sparkroom, LLC in February 2016.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$21,397	$19,742	$19,369	$18,934	$18,593	$18,886	$18,433	$18,079
% of total	15.5%	12.2%	11.5%	11.1%	10.6%	10.7%	10.1%	9.8%
Number of servicing borrowers:
Government servicing:	5,305,498	5,915,449	5,882,446	5,817,078	5,886,266	5,842,163	5,786,545	5,726,828
FFELP servicing:	1,462,122	1,397,295	1,358,551	1,353,785	1,339,307	1,335,538	1,298,407	1,296,198
Private servicing:	195,580	202,529	205,926	209,854	230,403	245,737	250,666	264,827
Total:	6,963,200	7,515,273	7,446,923	7,380,717	7,455,976	7,423,438	7,335,618	7,287,853

Number of remote hosted borrowers:	1,915,203	1,611,654	1,592,813	1,559,573	1,710,577	1,755,341	1,796,783	1,842,961

Department of Education Student Loan Servicing Contract

The Company's current servicing contract with the Department expires on June 16, 2019. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing solution to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase I were due on May 9, 2016.

On May 6, 2016, the Company and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet. The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is one of four private sector companies that currently has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. Navient Corporation and FedLoan Servicing (Pennsylvania Higher Education Assistance Agency), both existing TIVAS, were also selected to respond to Phase II.

During 2015, approximately 75 percent of new government student loans were allocated for servicing to the four TIVAS, with allocations based on established performance metrics compared among that group. An additional six not-for-profit ("NFP") servicers were allocated a total of approximately 25 percent of new loans for servicing during 2015. On March 2, 2016, the

Department announced that, for the period March 1, 2016 through June 30, 2016, new student loans will be allocated for servicing among the group of ten TIVAS and NFP servicers on the basis of the currently established performance metrics as compared among all ten loan servicers in that group, pursuant to a provision in the federal budgetary Consolidated Appropriations Act of 2016. This change resulted in a decrease in the Company's overall government allocation of new student loans for servicing from 13 percent to 8 percent for the period March 1, 2016 through June 30, 2016, and the other TIVAS were similarly affected. However, the Company did and will continue to benefit from the allocation of additional borrowers to the four NFP servicers to which the Company licenses its remote-hosted servicing software.

On July 15, 2016, the Department provided an update on its Direct Loan servicing contract with performance metrics results for the period January 1, 2016 through May 31, 2016 and new volume allocations for its student loan servicers based on these results. The new performance results had the Company ranked fifth among all TIVAS and NFP servicers, which results in the Company being allocated 12 percent of new student loan servicing volume for the period July 1, 2016 through February 28, 2017. The Company ranked second among the four TIVAS, with Great Lakes ranking first.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2016	2015	2016	2015
Net interest income	$22	13	43	20
Loan and guaranty servicing revenue	54,402	63,833	106,732	121,644	See table below for additional analysis.
Intersegment servicing revenue	11,408	12,223	23,415	25,094	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	65,810	76,056	130,147	146,738
Salaries and benefits	31,380	31,585	64,346	65,288
Depreciation and amortization	445	527	883	973
Other expenses	11,380	15,376	22,850	29,976
Decrease due primarily to a decrease in collection costs associated with FFELP guaranty collection revenue. Collection costs were $1.7 million and $6.0 million for the three months ended June 30, 2016 and 2015, respectively and $3.5 million and $10.8 million for the six months ended June 30, 2016 and 2015, respectively. Excluding collection costs, other expenses were $9.7 million and $9.4 million for the three months ended June 30, 2016 and 2015, respectively, and $19.3 million and $19.2 million for the six months ended June 30, 2016 and 2015, respectively. See additional information below regarding the decrease in FFELP guaranty collection revenue.

Intersegment expenses, net	6,102	8,045	12,343	14,687	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	49,307	55,533	100,422	110,924
Income before income taxes	16,525	20,536	29,768	35,834
Income tax expense	(6,280)	(7,804)	(11,312)	(13,617)
Net income	$10,245	12,732	18,456	22,217
Before tax operating margin	25.1%	27.0%	22.9%	24.4%
Decrease in margin is due to a decrease in guaranty servicing and collection revenue due to the loss of a guaranty client as discussed below. The Company anticipates that margins will continue to decrease as a result of the loss of its remaining guaranty servicing and collection customer that exited the FFELP guaranty business at the end of their contract term on June 30, 2016 as discussed below.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2016	2015	2016	2015
Government servicing	$37,063	33,633	72,294	66,041	Increase due to the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.
FFELP servicing	3,684	3,483	7,323	7,028
Increase due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private servicing	3,427	2,743	6,573	5,782	Increase due to growth in private loan servicing volume from existing and new clients.
FFELP guaranty servicing	1,161	2,416	2,345	4,897
The Company’s guaranty servicing revenue was earned from two guaranty servicing clients.  A contract with one client expired on October 31, 2015, and was not renewed.   Guaranty servicing revenue from this customer was $1.3 million for the three months ended June 30, 2015 and $2.6 million for the six months ended June 30, 2015.  The remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016.   Guaranty servicing revenue from this customer was $1.2 million for each of the three months ended June 30, 2016 and 2015 and $2.3 million for each of the six months ended June 30, 2016 and 2015, respectively.  After this customer’s exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty servicing revenue.

FFELP guaranty collection	3,424	15,840	7,211	26,745
The Company’s guaranty collection revenue was earned from two guaranty collection clients.  A contract with one client expired on October 31, 2015, and was not renewed.   Guaranty collection revenue from this customer was $11.3 million for the three months ended June 30, 2015 and $18.7 million for the six months ended June 30, 2015.  The remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016.   Guaranty collection revenue from this customer was $3.4 million and $4.5 million for the three months ended June 30, 2016 and 2015, respectively, and $7.2 million and $8.0 million for the six months ended June 30, 2016 and 2015, respectively.  After this customer’s exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty collection revenue.  The Company incurred collection costs that were directly related to guaranty collection revenue.

Software services	4,653	4,638	9,261	9,506	The majority of software services revenue relates to providing hosted student loan servicing.
Other	990	1,080	1,725	1,645
Loan and guaranty servicing revenue	$54,402	63,833	106,732	121,644

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

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2016	2015	2016	2015
Net interest income	$3	1	5	3
Tuition payment processing, school information, and campus commerce revenue	30,483	27,686	69,140	62,366	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.
Salaries and benefits	15,444	13,583	29,880	26,904	Increase due to additional personnel to support the increase in payment plans and continued system maintenance and enhancements.
Depreciation and amortization	2,511	2,195	4,782	4,390
Other expenses	4,815	4,112	8,973	7,914
Intersegment expenses, net	1,562	2,164	3,074	4,199	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	24,332	22,054	46,709	43,407
Income before income taxes	6,154	5,633	22,436	18,962
Income tax expense	(2,338)	(2,140)	(8,526)	(7,206)
Net income	$3,816	3,493	13,910	11,756
Before tax operating margin	20.2%	20.3%	32.5%	30.4%

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary of Operating Results

	Three months ended June 30, 2016	Six months ended June 30, 2016	Additional information
Interest expense	$205	352
Communications revenue	4,478	8,824	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services.
Salaries and benefits	1,377	2,467
At June 30, 2016, Allo had approximately 170 employees, including part-time employees. Allo also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as Allo builds its network.

Depreciation and amortization	1,378	2,507
Depreciation reflects the allocation of the costs of Allo's property and equipment over the period in which such assets are used. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired Allo over their estimated useful lives.

Cost to provide communications services	1,681	3,384	Costs of services and products is primarily associated with television programming costs.
Other expenses	813	1,566
Intersegment expenses, net	187	331	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	5,436	10,255
Loss before income taxes	(1,163)	(1,783)
Income tax benefit	442	678
Net loss	$(721)	(1,105)

Additional Information:
Net loss	$(721)	(1,105)
Interest expense	205	352
Income tax benefit	(442)	(678)
Depreciation and amortization	1,378	2,507
Earnings before interest expense, income taxes, depreciation, and amortization (EBITDA)	$420	1,076	For additional information regarding this non-GAAP measure, see the table immediately below.

Certain financial and operating data for Allo is summarized in the tables below.

	Three months ended June 30, 2016	Six months ended June 30, 2016

Residential revenue	$2,528	5,052
Business revenue	1,584	3,212
Other revenue	366	560
Total revenue	$4,478	8,824

Net loss	$(721)	(1,105)
EBITDA (a)	420	1,076

Capital expenditures	9,160	12,037

Revenue contribution:
Internet	37.0%	37.6%
Telephone	26.6	27.2
Television	31.4	32.1
Other	5.0	3.1
	100.0%	100.0%

	As of June 30, 2016	As of December 31, 2015
Residential customer information:
Households served	8,314	7,600
Households passed (b)	22,977	21,274
Total households in current markets	137,500	137,500

(a)
Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is a supplemental non-GAAP performance measure that is frequently used in capital-intensive industries such as telecommunications. Allo's management uses EBITDA to compare Allo's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. EBITDA excludes interest expense and income taxes because these items are associated with a company's particular capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses primarily reflect the impact of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods, which may be evaluated through cash flow measures. The Company reports EBITDA for Allo because the Company believes that it provides useful additional information for investors regarding a key metric used by management to assess Allo's performance, and it provides supplemental information about Allo's operating performance on a more variable cost basis. There are limitations to using EBITDA as a performance measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from Allo's calculations. In addition, EBITDA should not be considered a substitute for other measures of financial performance, such as net income or any other performance measures derived in accordance with GAAP. A reconciliation of EBITDA from net income (loss) under GAAP is presented in the table immediately above.

(b)
Represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines, but have not been connected.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of June 30, 2016, the Company had a $26.5 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of June 30, 2016 and December 31, 2015, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$27,743,818	28,107,088	28,555,749	28,223,908
Loan acquisitions	74,969	1,228,030	185,928	2,064,142
Repayments, claims, capitalized interest, and other	(737,712)	(690,556)	(1,329,732)	(1,318,916)
Consolidation loans lost to external parties	(326,515)	(330,712)	(612,647)	(651,288)
Loans sold	—	—	(44,738)	(3,996)
Ending balance	$26,754,560	28,313,850	26,754,560	28,313,850

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015, and a summary of the Company's student loan delinquency amounts as of June 30, 2016, December 31, 2015, and June 30, 2015, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

The Company's provision for loan losses for private education loans increased during the first six months of 2016 compared to 2015 due to the increase in the private education loan balance.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Six months ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Variable student loan yield, gross	2.84%	2.82%	2.57%	2.84%	2.55%
Consolidation rebate fees	(0.83)	(0.83)	(0.83)	(0.83)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.06	0.06	0.04	0.06	0.05
Variable student loan yield, net	2.07	2.05	1.78	2.07	1.76
Student loan cost of funds - interest expense	(1.35)	(1.27)	(1.01)	(1.32)	(1.00)
Student loan cost of funds - derivative settlements	(0.01)	(0.02)	—	(0.01)	—
Variable student loan spread	0.71	0.76	0.77	0.74	0.76
Fixed rate floor income, net of settlements on derivatives	0.58	0.58	0.64	0.58	0.65
Core student loan spread	1.29%	1.34%	1.41%	1.32%	1.41%

Average balance of student loans	$27,314,389	28,232,489	28,297,312	27,773,439	28,293,366
Average balance of debt outstanding	27,240,061	28,099,821	28,331,870	27,669,813	28,395,893

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

Variable student loan spread decreased during the three months ended June 30, 2016 as compared to both the three months ended March 31, 2016 and June 30, 2015 due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above).

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Six months ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fixed rate floor income, gross	$44,338	45,882	50,088	90,220	101,347
Derivative settlements (a)	(4,841)	(5,243)	(5,019)	(10,084)	(10,034)
Fixed rate floor income, net	$39,497	40,639	45,069	80,136	91,313
Fixed rate floor income contribution to spread, net	0.58%	0.58%	0.64%	0.58%	0.65%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016 and 2015 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. The decrease in fixed rate floor income for the three and six months ended June 30, 2016 compared to the same periods in 2015 is due to an increase in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2016	2015	2016	2015
Net interest income after provision for loan losses	$90,197	102,688	188,542	202,571	See table below for additional analysis.
Other income	3,834	3,950	8,097	8,526
The primary component of other income is borrower late fees, which were $3.1 million and $3.6 million for the three months ended June 30, 2016 and 2015, and $6.8 million and $7.8 million for the six months ended June 30, 2016 and 2015, respectively.

Gain on sale of loans and debt repurchases	—	1,041	101	1,392	Gains were primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	(31,411)	9,404	(51,308)	12,994
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(5,264)	(5,189)	(11,568)	(10,152)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other (expense) income	(32,841)	9,206	(54,678)	12,760
Salaries and benefits	499	524	1,018	1,065
Loan servicing fees	7,216	7,420	14,144	15,036
The Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio has fewer delinquent loans in 2016 compared to 2015; therefore, third-party servicing fees have decreased.

Other expenses	1,481	1,270	2,997	2,407
Intersegment expenses, net	11,539	12,362	23,646	25,370	Amounts include fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Decrease due to run off of the portfolio serviced by LGS.
Total operating expenses	20,735	21,576	41,805	43,878
Income before income taxes	36,621	90,318	92,059	171,453
Income tax expense	(13,916)	(34,321)	(34,983)	(65,152)
Net income	$22,705	55,997	57,076	106,301

Additional information:
Net income	$22,705	55,997	57,076	106,301
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments. Net income, excluding derivative market value and foreign currency adjustments, decreased in 2016 as compared to 2015 due to a decrease in variable student loan spread and fixed rate floor income.

Derivative market value and foreign currency adjustments, net	31,411	(9,404)	51,308	(12,994)
Tax effect	(11,936)	3,574	(19,497)	4,938
Net income, excluding derivative market value and foreign currency adjustments	$42,180	50,167	88,887	98,245

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2016	2015	2016	2015
Variable interest income, net of settlements on derivatives	$191,802	180,868	388,928	357,346	Increase due to an increase in the gross yield earned on student loans, net of settlements on derivatives, partially offset by a decrease in the average balance of student loans.
Consolidation rebate fees	(56,786)	(58,427)	(115,222)	(117,298)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	4,291	3,136	8,644	6,267	Increase due to the Company's purchases of loans at a net discount over the last several years.
Interest on bonds and notes payable	(92,166)	(71,056)	(181,354)	(141,160)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Variable student loan interest margin, net of settlements on derivatives	47,141	54,521	100,996	105,155
Fixed rate floor income, net of settlements on derivatives	39,497	45,069	80,136	91,313	The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has decreased due to the rising interest rate environment.
Investment interest	899	444	1,634	922
Intercompany interest	(604)	(385)	(1,292)	(821)
Provision for loan losses - federally insured	(2,000)	(2,000)	(4,000)	(4,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - private education loans	—	(150)	(500)	(150)
Net interest income after provision for loan losses (net of settlements on derivatives)	$84,933	97,499	176,974	192,419

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

Sources of Liquidity

The Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company's net cash provided by operating activities was $175.2 million and $391.4 million, respectively.

As of June 30, 2016, the Company had cash and cash equivalents of $59.3 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $141.5 million as of June 30, 2016.

The Company also has a $350.0 million unsecured line of credit that matures on October 30, 2020. As of June 30, 2016, $105.0 million was outstanding on the unsecured line of credit and $245.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2016, the Company holds $50.8 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the six months ended June 30, 2016, the Company generated $175.2 million from operating activities, compared to $192.0 million for the same period in 2015. The decrease in cash provided by operating activities reflects a decrease in net income, change in deferred taxes, and a decrease in proceeds from terminating certain derivative instrument contracts during the six months ended June 30, 2016 as compared to the same period in 2015. These factors were partially offset by changes in the adjustments to net income for non-cash fair value adjustments for derivatives and foreign currency transaction adjustments and a decrease in accounts receivable. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period of the purchase.  Net purchased accrued interest was $60.7 million for the six months ended June 30, 2015. Net purchased accrued interest for the six months ended June 30, 2016 was not significant.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the six months ended June 30, 2016 and 2015 was $1.6 billion and $324.3 million, respectively. Cash used in financing activities was $1.8 billion and $464.4 million for the six months ended June 30, 2016 and 2015, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of June 30, 2016
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$24,576,893	8/26/19 - 8/26/52
FFELP warehouse facilities	1,811,708	7/9/18 - 4/26/19
Private education loan warehouse facility	221,114	4/28/17
Other borrowings	75,000	10/31/16
	$26,684,715

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

As of June 30, 2016, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.37 billion as detailed below.  The $2.37 billion includes approximately $726.5 million (as of June 30, 2016) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2016.  As of June 30, 2016, the Company had $24.6 billion of loans included in asset-backed securitizations, which represented 93.0 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2016 or loans acquired subsequent to June 30, 2016.

FFELP Asset-backed Securitization Cash Flow Forecast
$2.37 billion
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

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $65 million to $105 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of June 30, 2016, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net liability of $42.8 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2016, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.1 billion, of which $1.8 billion was outstanding, and $0.3 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of June 30, 2016, the Company had $105.4 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2016, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Private Education Loan Warehouse Facility

On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of June 30, 2016, there was $221.1 million outstanding on the facility and $53.9 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, ranged from 64 percent to 99 percent. As of June 30, 2016, $32.0 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which had an original expiration date of June 24, 2016.
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
Other Borrowings
The Company has a $75.0 million line of credit, which is collateralized by asset-backed security investments, that expires October 31, 2016. The line of credit has covenants and cross default provisions similar to those under the Company's unsecured line of credit. As of June 30, 2016, $75.0 million was outstanding on this line of credit. Upon termination or expiration of this line of credit, the Company would obtain a replacement facility, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2016, $505.6 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

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

In June 2016, Moody’s published an updated methodology for its ratings of FFELP securitizations, and Fitch announced that it was in the final phase of updating its corresponding ratings criteria. In addition, on June 15, 2016, the Company announced the launch of an online investor communication forum that may facilitate the amendment of securitizations to extend the legal final maturity dates. The ultimate impact of these developments on the Company’s current and future securitizations is uncertain. Depending on future rating agency actions and market conditions, the Company currently anticipates continuing to access the asset-backed securitization market for both FFELP and private education loans. Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, student loans purchased from third parties, and/or student loans in its existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2016, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of June 30, 2016, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $101.8 million. As of June 30, 2016, the Company had $110.7 million of collateral deposited with counterparties or a clearinghouse related to these derivatives.

Liquidity Impact Related to the Communications Operating Segment

Allo has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In November 2015, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. The Company currently plans to spend approximately $50 million in total in network capital expenditures during 2016. However, such amount could change based on customer demand for Allo's services. For the six month period ended June 30, 2016, Allo's capital expenditures were $12.0 million.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of October 30, 2020.  As of June 30, 2016, the unsecured line of credit had an outstanding balance of $105.0 million and $245.0 million was available for future use. Upon the maturity date in 2020 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity date of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2016, $57.2 million of Hybrid Securities were outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building. TDP is an entity established during 2015 for the sole purpose of developing and operating a commercial building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of June 30, 2016, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

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

Stock Repurchases

On May 7, 2015, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. In May 2016, the Company's Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. The five million shares authorized under the new program included the remaining 1,664,223 un-repurchased shares from the prior program, which the new program replaced. Under the program, shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2016 and June 30, 2016 are shown below. For additional information on stock repurchases during the second quarter of 2016, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2016	1,599,099	$52,069	32.56
Quarter ended June 30, 2016	11,942	399	33.45
Total	1,611,041	$52,468	32.57

As of June 30, 2016, 4,992,360 shares remain authorized for repurchase under this stock repurchase program.

Dividends

On June 15, 2016, the Company paid a second quarter 2016 cash dividend on the Company's Class A and Class B common stock of $0.12 per share. In addition, the Company's Board of Directors has declared a third quarter 2016 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.12 per share. The third quarter cash dividend will be paid on September 15, 2016, to shareholders of record at the close of business on September 1, 2016.

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

In June 2016, the FASB issued accounting guidance regarding the measurement of credit losses on financial instruments, which will change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. This guidance is effective for the Company beginning January 1, 2020. Early application is permitted beginning January 1, 2019. The Company is evaluating the impact this standard will have on its ongoing financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of June 30, 2016		As of December 31, 2015
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$10,010,100	37.4%	$11,229,584	39.3%
Variable-rate loan assets	16,744,460	62.6	17,326,165	60.7
Total	$26,754,560	100.0%	$28,555,749	100.0%

Fixed-rate debt instruments	$18,355	0.1%	$18,355	0.1%
Variable-rate debt instruments	26,846,899	99.9	28,584,976	99.9
Total	$26,865,254	100.0%	$28,603,331	100.0%

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

No variable-rate floor income was earned by the Company during 2015 and 2016. A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed rate floor income, gross	$44,338	50,088	90,220	101,347
Derivative settlements (a)	(4,841)	(5,019)	(10,084)	(10,034)
Fixed rate floor income, net	$39,497	45,069	80,136	91,313

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016 and 2015 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. Fixed rate floor income decreased for the three and six months ended June 30, 2016 as compared to the same periods in 2015 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2016.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.0 - 3.49%	3.28%	0.64%	$1,536,726
3.5 - 3.99%	3.65%	1.01%	2,212,385
4.0 - 4.49%	4.20%	1.56%	1,639,781
4.5 - 4.99%	4.72%	2.08%	997,829
5.0 - 5.49%	5.22%	2.58%	627,344
5.5 - 5.99%	5.67%	3.03%	439,469
6.0 - 6.49%	6.19%	3.55%	510,363
6.5 - 6.99%	6.70%	4.06%	500,707
7.0 - 7.49%	7.17%	4.53%	174,555
7.5 - 7.99%	7.71%	5.07%	294,973
8.0 - 8.99%	8.18%	5.54%	685,884
> 9.0%	9.04%	6.40%	237,633
			$9,857,649

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2016, the weighted average estimated variable conversion rate was 2.26% and the short-term interest rate was 45 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2016 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2016	$750,000	0.72%
2017	1,000,000	0.97
2018	1,600,000	1.08
2019	3,250,000	0.97
2020	1,500,000	1.01
2025	100,000	2.32
2026	50,000	1.52
	$8,250,000	0.99%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2016:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$24,356,092	—
3 month H15 financial commercial paper	Daily	1,339,268	—
3 month Treasury bill	Daily	771,030	—
3 month LIBOR (a) (b)	Quarterly	—	14,741,895
1 month LIBOR	Monthly	—	9,189,155
Auction-rate (c)	Varies	—	1,158,415
Asset-backed commercial paper (d)	Varies	—	1,299,136
Other (e)		1,220,030	1,297,819
		$27,686,420	27,686,420

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2016.

Maturity	Notional amount
2016	$2,000,000
2028	125,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2016 was one-month LIBOR plus 9.3 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of June 30, 2016, the Company was sponsor for $1.2 billion of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate

Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(17,682)	(42.9)%	$(32,373)	(78.6)%	$(4,075)	(9.9)%	$(12,226)	(29.6)%
Impact of derivative settlements	13,542	32.9	40,625	98.6	717	1.7	2,151	5.2
Increase (decrease) in net income before taxes	$(4,140)	(10.0)%	$8,252	20.0%	$(3,358)	(8.2)%	$(10,075)	(24.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.06)		$0.12		$(0.05)		$(0.15)

	Three months ended June 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(19,948)	(17.9)%	$(35,538)	(31.9)%	$(4,106)	(3.7)%	$(12,316)	(11.1)%
Impact of derivative settlements	8,547	7.7	25,640	23.0	1,219	1.1	3,656	3.3
Increase (decrease) in net income before taxes	$(11,401)	(10.2)%	$(9,898)	(8.9)%	$(2,887)	(2.6)%	$(8,660)	(7.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.15)		$(0.13)		$(0.04)		$(0.12)

	Six months ended June 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(36,040)	(31.7)%	$(66,023)	(58.1)%	$(8,248)	(7.3)%	$(24,745)	(21.8)%
Impact of derivative settlements	29,250	25.7	87,750	77.2	2,340	2.1	7,020	6.2
Increase (decrease) in net income before taxes	$(6,790)	(6.0)%	$21,727	19.1%	$(5,908)	(5.2)%	$(17,725)	(15.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.10)		$0.31		$(0.09)		$(0.26)

	Six months ended June 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(39,732)	(18.6)%	$(69,605)	(32.5)%	$(8,313)	(3.9)%	$(24,938)	(11.7)%
Impact of derivative settlements	16,547	7.7	49,640	23.2	2,781	1.3	8,343	3.9
Increase (decrease) in net income before taxes	$(23,185)	(10.9)%	$(19,965)	(9.3)%	$(5,532)	(2.6)%	$(16,595)	(7.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.31)		$(0.26)		$(0.08)		$(0.23)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2016 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2016	1,131	$38.40	—	1,664,223
May 1 - May 31, 2016	—	—	—	5,000,000
June 1 - June 30, 2016	10,811	32.93	7,640	4,992,360
Total	11,942	$33.45	7,640

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,131 shares, 0 shares, and 3,171 shares in April, May, and June 2016, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On May 7, 2015, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. On August 4, 2016, the Company announced that its Board of Directors authorized a new stock repurchase program in May 2016 to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. The five million shares authorized under the new program include the remaining 1,644,223 un-repurchased shares from the prior program, which the new program replaced.

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

ITEM 6.  EXHIBITS

3.1
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Nelnet, Inc., filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 31, 2016 and incorporated by reference herein.

3.2*	Composite Second Amended and Restated Articles of Incorporation of Nelnet, Inc. as amended.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 4, 2016	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	August 4, 2016	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer