Form 10-Q
period 2016-09-30
NELNET INC
filed 2016-11-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, there were 30,684,273 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	September 30, 2016	December 31, 2015
Assets:
Student loans receivable (net of allowance for loan losses of $51,570 and $50,498, respectively)	$25,615,434	28,324,552
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	7,678	11,379
Cash and cash equivalents - held at a related party	59,476	52,150
Total cash and cash equivalents	67,154	63,529
Investments and notes receivable	257,528	303,681
Restricted cash and investments	872,874	832,624
Restricted cash - due to customers	91,505	144,771
Accrued interest receivable	381,804	383,825
Accounts receivable (net of allowance for doubtful accounts of $1,745 and $2,003, respectively)	53,408	51,345
Goodwill	147,312	146,000
Intangible assets, net	50,964	51,062
Property and equipment, net	107,505	80,482
Other assets	9,647	8,583
Fair value of derivative instruments	14,476	28,690
Total assets	$27,669,611	30,419,144
Liabilities:
Bonds and notes payable	$25,320,878	28,105,921
Accrued interest payable	42,840	31,507
Other liabilities	168,239	169,906
Due to customers	91,505	144,771
Fair value of derivative instruments	65,053	74,881
Total liabilities	25,688,515	28,526,986
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 30,839,341 shares and 32,476,528 shares, respectively	308	325
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares	115	115
Additional paid-in capital	224	—
Retained earnings	1,971,862	1,881,708
Accumulated other comprehensive (loss) earnings	(424)	2,284
Total Nelnet, Inc. shareholders' equity	1,972,085	1,884,432
Noncontrolling interests	9,011	7,726
Total equity	1,981,096	1,892,158
Total liabilities and equity	$27,669,611	30,419,144

Supplemental information - assets and liabilities of consolidated variable interest entities:
Student loans receivable	$25,797,430	28,499,180
Restricted cash and investments	807,313	814,294
Accrued interest receivable and other assets	382,592	384,230
Bonds and notes payable	(25,680,338)	(28,405,133)
Other liabilities	(421,983)	(353,607)
Fair value of derivative instruments, net	(39,169)	(64,080)
Net assets of consolidated variable interest entities	$845,845	874,884
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Interest income:
Loan interest	$193,721	187,701	567,775	535,480
Investment interest	2,460	1,456	6,674	5,548
Total interest income	196,181	189,157	574,449	541,028
Interest expense:
Interest on bonds and notes payable	96,386	77,164	280,847	221,344
Net interest income	99,795	111,993	293,602	319,684
Less provision for loan losses	6,000	3,000	10,500	7,150
Net interest income after provision for loan losses	93,795	108,993	283,102	312,534
Other income:
Loan and guaranty servicing revenue	54,350	61,520	161,082	183,164
Tuition payment processing, school information, and campus commerce revenue	33,071	30,439	102,211	92,805
Communications revenue	4,343	—	13,167	—
Enrollment services revenue	—	13,741	4,326	39,794
Other income	15,150	12,282	38,711	35,675
Gain on sale of loans and debt repurchases, net	2,160	597	2,260	4,987
Derivative market value and foreign currency adjustments and derivative settlements, net	36,001	(30,658)	(33,391)	(27,234)
Total other income	145,075	87,921	288,366	329,191
Operating expenses:
Salaries and benefits	63,743	63,215	187,907	183,052
Depreciation and amortization	8,994	6,977	24,817	19,140
Loan servicing fees	5,880	7,793	20,024	22,829
Cost to provide communications services	1,784	—	5,169	—
Cost to provide enrollment services	—	11,349	3,623	32,543
Other expenses	26,391	31,604	84,174	94,430
Total operating expenses	106,792	120,938	325,714	351,994
Income before income taxes	132,078	75,976	245,754	289,731
Income tax expense	47,715	26,999	87,184	104,985
Net income	84,363	48,977	158,570	184,746
Net income attributable to noncontrolling interests	69	22	165	117
Net income attributable to Nelnet, Inc.	$84,294	48,955	158,405	184,629
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.98	1.09	3.70	4.03
Weighted average common shares outstanding - basic and diluted	42,642,213	45,047,777	42,788,133	45,763,443

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
Net income	$84,363	48,977	158,570	184,746
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	3,431	(568)	(4,217)	(1,217)
Reclassification adjustment for gains recognized in net income, net of losses	(491)	(73)	(82)	(2,370)
Income tax effect	(1,087)	234	1,591	1,328
Total other comprehensive income (loss)	1,853	(407)	(2,708)	(2,259)
Comprehensive income	86,216	48,570	155,862	182,487
Comprehensive income attributable to noncontrolling interests	69	22	165	117
Comprehensive income attributable to Nelnet, Inc.	$86,147	48,548	155,697	182,370

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2015	—	33,724,471	11,486,932	$—	337	115	—	1,801,457	3,283	300	1,805,492
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4	4
Net income	—	—	—	—	—	—	—	48,955	—	22	48,977
Other comprehensive loss	—	—	—	—	—	—	—	—	(407)	—	(407)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(80)	(80)
Cash dividend on Class A and Class B common stock - $0.10 per share	—	—	—	—	—	—	—	(4,486)	—	—	(4,486)
Issuance of common stock, net of forfeitures	—	10,669	—	—	1	—	267	—	—	—	268
Compensation expense for stock based awards	—	—	—	—	—	—	1,246	—	—	—	1,246
Repurchase of common stock	—	(356,584)	—	—	(4)	—	(72)	(15,539)	—	—	(15,615)
Conversion of common stock	—	10,000	(10,000)	—	—	—	—	—	—	—	—
Balance as of September 30, 2015	—	33,388,556	11,476,932	$—	334	115	1,441	1,830,387	2,876	246	1,835,399
Balance as of June 30, 2016	—	31,024,230	11,476,932	$—	310	115	4,601	1,894,551	(2,277)	8,916	1,906,216
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	84,294	—	69	84,363
Other comprehensive income	—	—	—	—	—	—	—	—	1,853	—	1,853
Cash dividend on Class A and Class B common stock - $0.12 per share	—	—	—	—	—	—	—	(5,101)	—	—	(5,101)
Issuance of common stock, net of forfeitures	—	16,662	—	—	—	—	282	—	—	—	282
Compensation expense for stock based awards	—	—	—	—	—	—	1,132	—	—	—	1,132
Repurchase of common stock	—	(201,551)	—	—	(2)	—	(5,791)	(1,882)	—	—	(7,675)
Balance as of September 30, 2016	—	30,839,341	11,476,932	$—	308	115	224	1,971,862	(424)	9,011	1,981,096
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	230	1,725,678
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	23	23
Net income	—	—	—	—	—	—	—	184,629	—	117	184,746
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,259)	—	(2,259)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(124)	(124)
Cash dividends on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(13,659)	—	—	(13,659)
Issuance of common stock, net of forfeitures	—	152,764	—	—	2	—	3,678	—	—	—	3,680
Compensation expense for stock based awards	—	—	—	—	—	—	3,957	—	—	—	3,957
Repurchase of common stock	—	(1,530,592)	—	—	(16)	—	(23,484)	(43,143)	—	—	(66,643)
Conversion of common stock	—	10,000	(10,000)	—	—	—	—	—	—	—	—
Balance as of September 30, 2015	—	33,388,556	11,476,932	$—	334	115	1,441	1,830,387	2,876	246	1,835,399
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,339	1,339
Net income	—	—	—	—	—	—	—	158,405	—	165	158,570
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,708)	—	(2,708)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(219)	(219)
Cash dividends on Class A and Class B common stock - $0.36 per share	—	—	—	—	—	—	—	(15,293)	—	—	(15,293)
Issuance of common stock, net of forfeitures	—	175,405	—	—	1	—	3,943	—	—	—	3,944
Compensation expense for stock based awards	—	—	—	—	—	—	3,448	—	—	—	3,448
Repurchase of common stock	—	(1,812,592)	—	—	(18)	—	(7,167)	(52,958)	—	—	(60,143)
Balance as of September 30, 2016	—	30,839,341	11,476,932	$—	308	115	224	1,971,862	(424)	9,011	1,981,096
 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months
	ended September 30,
	2016	2015
Net income attributable to Nelnet, Inc.	$158,405	184,629
Net income attributable to noncontrolling interests	165	117
Net income	158,570	184,746
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	83,988	91,045
Student loan discount accretion	(30,439)	(32,684)
Provision for loan losses	10,500	7,150
Derivative market value adjustment	1,556	43,179
Foreign currency transaction adjustment	13,543	(32,480)
Proceeds from termination of derivative instruments, net of payments	2,830	55,627
Payment to enter into interest rate caps	—	(2,936)
Gain on sale of loans	—	(351)
Gain from debt repurchases	(2,260)	(4,636)
Gain from sales of available-for-sale securities, net	(82)	(2,370)
Proceeds (purchases) related to trading securities, net	1,192	(8,168)
Deferred income tax benefit	(7,633)	(7,901)
Other, net	5,244	6,589
Decrease (increase) in accrued interest receivable	2,021	(435)
Increase in accounts receivable	(1,982)	(14,088)
(Increase) decrease in other assets	(1,141)	1,848
Increase in accrued interest payable	11,333	5,242
Increase in other liabilities	11,587	17,978
Net cash provided by operating activities	258,827	307,355
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(234,270)	(1,994,416)
Net proceeds from student loan repayments, claims, capitalized interest, and other	2,908,738	2,843,119
Proceeds from sale of student loans	44,760	3,996
Purchases of available-for-sale securities	(66,733)	(6,939)
Proceeds from sales of available-for-sale securities	100,423	49,278
Purchases of investments and issuance of notes receivable	(14,912)	(65,548)
Proceeds from investments and notes receivable	12,169	27,773
Purchases of property and equipment, net	(46,821)	(12,756)
(Increase) decrease in restricted cash and investments, net	(39,400)	3,611
Net cash provided by investing activities	2,663,954	848,118
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(2,998,017)	(3,483,804)
Proceeds from issuance of bonds and notes payable	154,619	2,401,993
Payments of debt issuance costs	(2,098)	(9,859)
Dividends paid	(15,293)	(13,659)
Repurchases of common stock	(60,143)	(66,643)
Proceeds from issuance of common stock	656	617
Issuance of noncontrolling interests	1,339	23
Distribution to noncontrolling interests	(219)	(124)
Net cash used in financing activities	(2,919,156)	(1,171,456)
Net increase (decrease) in cash and cash equivalents	3,625	(15,983)
Cash and cash equivalents, beginning of period	63,529	130,481
Cash and cash equivalents, end of period	$67,154	114,498

Cash disbursements made for:
Interest	$219,672	165,885
Income taxes, net of refunds	$87,633	104,403
Noncash activity:
Investing activity - student loans and other assets acquired	$—	2,025,453
Financing activity - borrowings and other liabilities assumed in acquisition of student loans	$—	1,885,453

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2015 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, except as discussed under "Revenue Recognition - Loan Interest Income" below, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").

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

Revenue Recognition - Loan Interest Income

The Company recognizes student loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates.

In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Previously, the Company amortized premiums and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income(a $5.2 million after tax increase to net income). The Company has concluded this error has an immaterial impact on 2016 results as well as the results for prior periods.

2.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	September 30, 2016	December 31, 2015
Federally insured loans:
Stafford and other	$5,353,052	6,202,064
Consolidation	20,189,881	22,086,043
Total	25,542,933	28,288,107
Private education loans	276,432	267,642
	25,819,365	28,555,749
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(152,361)	(180,699)
Allowance for loan losses – federally insured loans	(37,028)	(35,490)
Allowance for loan losses – private education loans	(14,542)	(15,008)
	$25,615,434	28,324,552

(a)
As of September 30, 2016 and December 31, 2015, "loan discount, net of unamortized loan premiums and deferred origination costs" included $20.8 million and $33.0 million, respectively, of non-accretable discount associated with purchased loans of $8.5 billion and $10.8 billion, respectively.

Private Education Loans

In February 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the maximum purchase obligation limited to $200.0 million. As of September 30, 2016, the Company had purchased $190.1 million in private education loans from CommonBond and has satisfied its commitment under this agreement.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$48,753	50,024	50,498	48,900
Provision for loan losses:
Federally insured loans	7,000	2,000	11,000	6,000
Private education loans	(1,000)	1,000	(500)	1,150
Total provision for loan losses	6,000	3,000	10,500	7,150
Charge-offs:
Federally insured loans	(3,196)	(2,817)	(9,462)	(9,225)
Private education loans	(320)	(357)	(1,235)	(1,479)
Total charge-offs	(3,516)	(3,174)	(10,697)	(10,704)
Recoveries - private education loans	243	250	769	742
Purchase (sale) of federally insured and private education loans, net	30	30	290	(200)
Transfer from repurchase obligation related to private education loans repurchased, net	60	250	210	4,492
Balance at end of period	$51,570	50,380	51,570	50,380

Allocation of the allowance for loan losses:
Federally insured loans	$37,028	35,945	37,028	35,945
Private education loans	14,542	14,435	14,542	14,435
Total allowance for loan losses	$51,570	50,380	51,570	50,380

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of September 30, 2016		As of December 31, 2015		As of September 30, 2015
Federally insured loans:
Loans in-school/grace/deferment	$1,864,323		$2,292,941		$2,638,639
Loans in forbearance	2,403,504		2,979,357		2,993,844
Loans in repayment status:
Loans current	18,445,728	86.8%	19,447,541	84.4%	19,681,517	84.4%
Loans delinquent 31-60 days	825,905	3.9	1,028,396	4.5	1,021,515	4.4
Loans delinquent 61-90 days	491,395	2.3	566,953	2.5	638,037	2.7
Loans delinquent 91-120 days	326,020	1.5	415,747	1.8	465,261	2.0
Loans delinquent 121-270 days	835,250	3.9	1,166,940	5.1	1,139,864	4.9
Loans delinquent 271 days or greater	350,808	1.6	390,232	1.7	376,702	1.6
Total loans in repayment	21,275,106	100.0%	23,015,809	100.0%	23,322,896	100.0%
Total federally insured loans	$25,542,933		$28,288,107		$28,955,379

Private education loans:
Loans in-school/grace/deferment	$51,042		$30,795		$7,724
Loans in forbearance	1,770		350		16
Loans in repayment status:
Loans current	217,108	97.1%	228,464	96.7%	216,502	96.2%
Loans delinquent 31-60 days	1,357	0.6	1,771	0.7	1,999	0.9
Loans delinquent 61-90 days	1,228	0.5	1,283	0.5	1,206	0.5
Loans delinquent 91 days or greater	3,927	1.8	4,979	2.1	5,377	2.4
Total loans in repayment	223,620	100.0%	236,497	100.0%	225,084	100.0%
Total private education loans	$276,432		$267,642		$232,824

3.    Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$22,550,964	0.25% - 6.90%	8/26/19 - 9/25/56
Bonds and notes based on auction	1,156,615	1.36% - 2.20%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	23,707,579
FFELP warehouse facilities	1,706,546	0.52% - 0.98%	9/7/18 - 4/26/19
Private education loan warehouse facility	206,632	0.98%	4/28/17
Unsecured line of credit	—	—	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	4.21%	9/15/61
Other borrowings	93,355	2.03% - 3.38%	10/31/16 - 12/15/45
	25,771,296
Discount on bonds and notes payable and debt issuance costs, net	(450,418)
Total	$25,320,878

	As of December 31, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in asset-backed securitizations:
Bonds and notes based on indices	$25,155,336	0.05% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,160,365	0.88% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	26,315,701
FFELP warehouse facilities	1,855,907	0.27% - 0.56%	4/29/18 - 12/14/18
Private education loan warehouse facility	181,184	0.57%	12/26/16
Unsecured line of credit	100,000	1.79% - 1.92%	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	3.99%	9/15/61
Other borrowings	93,355	1.93% - 3.38%	10/31/16 - 12/15/45
	28,603,331
Discount on bonds and notes payable and debt issuance costs, net	(497,410)
Total	$28,105,921

Asset-backed Securitizations

The Company, through its subsidiaries, has historically funded student loans by completing asset-backed securitizations. Beginning in 2015, Fitch Ratings and Moody’s Investors Service placed numerous tranches of Federal Family Education Loan Program ("FFELP") securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements. Since that time, rating agencies have resolved their downgrade watches on certain Company-issued debt through a mix of rating confirmations, downgrades, and upgrades, largely removing uncertainty that had previously prevailed in the student loan asset-backed securitization market. On June 15, 2016, the Company announced the launch of an online investor communication forum to facilitate the amendment of certain FEELP asset-backed securitizations to extend the legal final maturity dates. On September 13, 2016, the Company announced that it had received investor consent to extend by five years the legal final maturity on nine of its securitizations, which represent a total of approximately $4.8 billion in original par value. The effective date of the amendments to each of the nine securitizations was September 20, 2016. The modifications of the final maturity of these securitizations were the only changes to the terms of these securitizations and such modifications were considered not substantial. Depending on future investor consent, the Company may seek to extend the legal final maturity on additional securitizations.

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of September 30, 2016, the Company had three FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II	NHELP-III	Total
Maximum financing amount	$875,000	500,000	750,000	2,125,000
Amount outstanding	815,550	407,535	483,461	1,706,546
Amount available	$59,450	92,465	266,539	418,454
Expiration of liquidity provisions	July 10, 2018	December 16, 2016	April 28, 2017
Final maturity date	September 7, 2018	December 14, 2018	April 26, 2019
Maximum advance rates	92.0 - 98.0%	85.0 - 95.0%	92.2 - 95.0%
Minimum advance rates	84.0 - 90.0%	85.0 - 95.0%	92.2 - 95.0%
Advanced as equity support	$33,898	33,561	28,830	96,289

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

Private Education Loan Warehouse Facility

On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of September 30, 2016, there was $206.6 million outstanding on the facility and $68.4 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, ranged from 64 percent to 99 percent. As of September 30, 2016, $30.3 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which had an original expiration date of June 24, 2016.
On April 1, 2016, the Company amended the agreement for this facility to change the expiration date for the liquidity provisions to October 28, 2016, and to change the final maturity date to April 28, 2017. In addition, the minimum advance rates, depending on loan characteristics and program type, were changed to a range from 61.75 percent to 95.00 percent, and the maximum advance rate on the entire facility remained at 88 percent. On October 28, 2016, the Company amended the agreement for this facility to change the expiration date for the liquidity provisions to December 21, 2016; the final maturity date remained unchanged at April 28, 2017. In the event the Company is unable to renew the liquidity provisions by the amended expiration date of December 21, 2016, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of April 28, 2017.
Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of October 30, 2020.  As of September 30, 2016, no amounts were outstanding under the unsecured line of credit and $350.0 million was available for future use.

Debt Repurchases

The following table summarizes the Company's repurchases of its own debt. Gains recorded by the Company from the repurchase of debt are included in "gain on sale of loans and debt repurchases" on the Company's consolidated statements of income.

	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Three months ended
	September 30, 2016			September 30, 2015
Asset-backed securities	$10,965	8,805	2,160	9,650	9,053	597
	$10,965	8,805	2,160	9,650	9,053	597

	Nine months ended
	September 30, 2016			September 30, 2015
Unsecured debt - Hybrid Securities	$—	—	—	14,106	11,108	2,998
Asset-backed securities	11,362	9,102	2,260	31,800	30,162	1,638
	$11,362	9,102	2,260	45,906	41,270	4,636

Subsequent Events - Bonds and Notes Payable

On October 12, 2016, the Company completed an asset-backed securitization totaling $426.0 million (par value). The proceeds from this transaction were used primarily to refinance certain student loans included in the Company's FFELP warehouse facilities.
The Company had a $75.0 million line of credit, which was collateralized by asset-backed security investments, that expired on October 31, 2016. As of September 30, 2016, $75.0 million was outstanding on this line of credit. Upon expiration of the line of credit on October 31, 2016, the Company used operating cash and borrowed money on its $350.0 million unsecured line of credit to pay off the outstanding $75.0 million balance of this debt facility.

4.   Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2015 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2016 and December 31, 2015 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of September 30, 2016 and December 31, 2015 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of September 30,	As of December 31,
	2016	2015
Maturity	Notional amount	Notional amount
2016	$1,000,000	$7,500,000
2028	125,000	—
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2016 and December 31, 2015 was one-month LIBOR plus 9.5 basis points and 10.0 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2016		As of December 31, 2015
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2016	$—	—%	$1,000,000	0.76%
2017	750,000	0.99	2,100,000	0.84
2018	1,350,000	1.07	1,600,000	1.08
2019	3,250,000	0.97	500,000	1.12
2020	1,500,000	1.01	—	—
2025	100,000	2.32	100,000	2.32
2026	50,000	1.52	—	—
	$7,000,000	1.02%	$5,300,000	0.95%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

The Company had the following derivatives outstanding as of September 30, 2016 and December 31, 2015 that are used to effectively convert the variable interest rate on a portion of the Junior Subordinated Hybrid Securities to a fixed rate of 7.66%.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Re-measurement of Euro Notes	$(4,831)	(1,058)	(13,543)	32,480
Change in fair value of cross-currency interest rate swap	5,501	666	26,194	(35,207)
Total impact to consolidated statements of income - income (expense) (a)	$670	(392)	12,651	(2,727)

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
1:3 basis swaps	$637	724	—	410
Interest rate swaps - floor income hedges	11,149	21,408	11,148	1,175
Interest rate swap option - floor income hedge	716	3,257	—	—
Interest rate swaps - hybrid debt hedges	—	—	11,646	7,646
Interest rate caps	287	1,570	—	—
Cross-currency interest rate swap	—	—	39,456	65,650
Other	1,687	1,731	2,803	—
Total	$14,476	28,690	65,053	74,881

During the first quarter of 2016, the Company terminated a total notional amount of $3.1 billion of fixed rate floor income hedges for gross proceeds of $3.0 million, and a total notional amount of $300.0 million of other basis swaps for gross proceeds of $0.5 million. During the third quarter of 2016, the Company terminated a total notional amount of $500.0 million of fixed rate floor income hedges for gross payments of $0.7 million. During the first, second, and third quarters of 2015, the Company terminated a total notional amount of $2.7 billion, $2.8 billion, and $0.7 billion, respectively, of 1:3 Basis Swaps for gross proceeds of $34.4 million, $17.5 million, and $3.7 million, respectively.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of September 30, 2016	$14,476	(13,944)	1,800	2,332
Balance as of December 31, 2015	28,690	(851)	1,632	29,471

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged/(received), net (a)	Net asset (liability)
Balance as of September 30, 2016	$(65,053)	13,944	30,596	(20,513)
Balance as of December 31, 2015	(74,881)	851	13,168	(60,862)

(a) Cash collateral pledged (received), net as of September 30, 2016 includes $60.9 million of cash collateral paid to counterparties and $30.3 million in cash collateral received from counterparties.

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Settlements:
1:3 basis swaps	$523	179	938	568
Interest rate swaps - floor income hedges	(5,157)	(5,456)	(15,241)	(15,490)
Interest rate swaps - hybrid debt hedges	(233)	(255)	(696)	(760)
Cross-currency interest rate swap	(1,394)	(346)	(3,293)	(853)
Total settlements - expense	(6,261)	(5,878)	(18,292)	(16,535)
Change in fair value:
1:3 basis swaps	140	(1,886)	323	10,513
Interest rate swaps - floor income hedges	42,073	(18,935)	(17,913)	(16,273)
Interest rate swap option - floor income hedge	(269)	(2,205)	(2,541)	(1,736)
Interest rate swaps - hybrid debt hedges	13	(1,948)	(4,000)	(861)
Interest rate caps	(68)	(939)	(1,283)	(1,140)
Cross-currency interest rate swap	5,501	666	26,194	(35,207)
Other	(297)	1,525	(2,336)	1,525
Total change in fair value - income (expense)	47,093	(23,722)	(1,556)	(43,179)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(4,831)	(1,058)	(13,543)	32,480
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$36,001	(30,658)	(33,391)	(27,234)

5.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of September 30, 2016				As of December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$112,324	2,128	(4,547)	109,905	139,970	3,402	(1,362)	142,010
Equity securities	720	1,811	(65)	2,466	846	1,686	(100)	2,432
Total available-for-sale investments	$113,044	3,939	(4,612)	112,371	140,816	5,088	(1,462)	144,442
Trading investments:
Student loan asset-backed securities				—				6,045
Equity securities				253				4,905
Total trading investments				253				10,950
Total available-for-sale and trading investments				112,624				155,392
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				64,481				63,323
Real estate				50,246				50,463
Notes receivable				17,031				18,473
Tax liens and affordable housing				13,146				16,030
Total investments and notes receivable				$257,528				303,681

(a)
As of September 30, 2016, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of September 30, 2016, the stated maturities of the majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

6. Business Combination

Allo Communications LLC ("Allo")

On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo for total cash consideration of $46.25 million.  On January 1, 2016, the Company sold a 1.0 percent ownership interest in Allo to a non-related third-party for $0.5 million. The remaining 7.5 percent of the ownership interests of Allo is owned by members of Allo management, who have the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.  The additional ownership interests that Allo management has the opportunity to earn are based on their continued employment with Allo. Accordingly, the value associated with the ownership interests issued to these employees of $1.0 million will be recognized by Allo as compensation expense over the performance period.

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

7. Intangible Assets and Goodwill

Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2016 (months)	As of September 30, 2016	As of December 31, 2015

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $7,261 and $4,028, respectively)	170	$29,623	27,576
Computer software (net of accumulated amortization of $8,236 and $4,397, respectively)	28	10,712	11,601
Trade names (net of accumulated amortization of $1,439 and $795, respectively)	192	10,133	10,687
Content (net of accumulated amortization of $1,575 and $900, respectively)	3	225	900
Covenants not to compete (net of accumulated amortization of $83 and $56, respectively)	92	271	298
Total - amortizable intangible assets	143	$50,964	51,062

The Company recorded amortization expense on its intangible assets of $3.2 million and $2.4 million during the three months ended September 30, 2016 and 2015, respectively, and $8.4 million and $7.2 million during the nine months ended September 30, 2016 and 2015, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2016, the Company estimates it will record amortization expense as follows:

2016 (October 1 - December 31)	$3,151
2017	9,386
2018	8,605
2019	5,147
2020	4,231
2021 and thereafter	20,444
$50,964

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2015	$8,596	67,168	19,800	41,883	8,553	146,000
Allo purchase price adjustment	—	—	1,312	—	—	1,312
Balance as of September 30, 2016	$8,596	67,168	21,112	41,883	8,553	147,312

8. Property and Equipment

Property and equipment consisted of the following:

		As of September 30, 2016	As of December 31, 2015
	Useful life
Non-communications:
Computer equipment and software	1-5 years	$96,871	89,093
Office furniture and equipment	3-7 years	12,349	12,638
Building and building improvements	5-39 years	13,515	12,239
Transportation equipment	4-10 years	3,817	3,868
Leasehold improvements	5-20 years	3,614	3,545
Land	—	1,704	700
Construction in progress	—	10,124	1,210
		141,994	123,293
Accumulated depreciation - non-communications		88,523	77,188
Non-communications, net property and equipment		53,471	46,105

Communications:
Network plant and fiber	5-15 years	33,053	25,669
Central office	5-15 years	5,806	909
Customer located property	5-10 years	4,723	6,912
Transportation equipment	4-10 years	2,258	470
Computer equipment and software	1-5 years	1,772	74
Other	1-20 years	866	343
Land	—	70	—
Construction in progress	—	8,578	—
		57,126	34,377
Accumulated depreciation - communications		3,092	—
Communications, net property and equipment		54,034	34,377
Total property and equipment, net		$107,505	80,482

Depreciation expense for the three months ended September 30, 2016 and 2015 related to property and equipment was $5.8 million and $4.6 million, respectively, and $16.4 million and $11.9 million during the nine months ended September 30, 2016 and 2015, respectively.

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

	Three months ended September 30,
	2016			2015
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$83,419	875	84,294	48,436	519	48,955

Denominator:
Weighted-average common shares outstanding - basic and diluted	42,199,580	442,633	42,642,213	44,570,519	477,258	45,047,777
Earnings per share - basic and diluted	$1.98	1.98	1.98	1.09	1.09	1.09

	Nine months ended September 30,
	2016			2015
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$156,749	1,656	158,405	182,664	1,965	184,629

Denominator:
Weighted-average common shares outstanding - basic and diluted	42,340,867	447,266	42,788,133	45,276,376	487,067	45,763,443
Earnings per share - basic and diluted	$3.70	3.70	3.70	4.03	4.03	4.03

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

	Three months ended September 30, 2016
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$37	2	—	194,701	2,370	(930)	196,181
Interest expense	—	—	318	95,383	1,615	(930)	96,386
Net interest income	37	2	(318)	99,318	755	—	99,795
Less provision for loan losses	—	—	—	6,000	—	—	6,000
Net interest income (loss) after provision for loan losses	37	2	(318)	93,318	755	—	93,795
Other income:
Loan and guaranty servicing revenue	54,350	—	—	—	—	—	54,350
Intersegment servicing revenue	11,021	—	—	—	—	(11,021)	—
Tuition payment processing, school information, and campus commerce revenue	—	33,071	—	—	—	—	33,071
Communications revenue	—	—	4,343	—	—	—	4,343
Other income	—	—	—	4,265	10,886	—	15,150
Gain on sale of loans and debt repurchases, net	—	—	—	2,160	—	—	2,160
Derivative market value and foreign currency adjustments, net	—	—	—	42,546	(284)	—	42,262
Derivative settlements, net	—	—	—	(6,028)	(233)	—	(6,261)
Total other income	65,371	33,071	4,343	42,943	10,369	(11,021)	145,075
Operating expenses:
Salaries and benefits	32,505	15,979	2,325	486	12,448	—	63,743
Depreciation and amortization	557	2,929	1,630	—	3,878	—	8,994
Loan servicing fees	—	—	—	5,880	—	—	5,880
Cost to provide communications services	—	—	1,784	—	—	—	1,784
Other expenses	8,784	4,149	1,545	1,769	10,143	—	26,391
Intersegment expenses, net	5,825	1,616	279	11,146	(7,845)	(11,021)	—
Total operating expenses	47,671	24,673	7,563	19,281	18,624	(11,021)	106,792
Income (loss) before income taxes	17,737	8,400	(3,538)	116,980	(7,500)	—	132,078
Income tax (expense) benefit	(6,740)	(3,192)	1,344	(44,571)	5,443	—	(47,715)
Net income (loss)	10,997	5,208	(2,194)	72,409	(2,057)	—	84,363
Net income attributable to noncontrolling interests	—	—	—	—	69	—	69
Net income (loss) attributable to Nelnet, Inc.	$10,997	5,208	(2,194)	72,409	(2,126)	—	84,294

	Three months ended September 30, 2015 (a)
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$14	—	188,197	1,385	(439)	189,157
Interest expense	—	—	76,040	1,563	(439)	77,164
Net interest income	14	—	112,157	(178)	—	111,993
Less provision for loan losses	—	—	3,000	—	—	3,000
Net interest income (loss) after provision for loan losses	14	—	109,157	(178)	—	108,993
Other income:
Loan and guaranty servicing revenue	61,900	—	—	—	(380)	61,520
Intersegment servicing revenue	12,027	—	—	—	(12,027)	—
Tuition payment processing, school information, and campus commerce revenue	—	30,439	—	—	—	30,439
Enrollment services revenue	—	—	—	13,741	—	13,741
Other income	—	—	3,312	8,970	—	12,282
Gain (loss) on sale of loans and debt repurchases, net	—	—	608	(11)	—	597
Derivative market value and foreign currency adjustments, net	—	—	(24,357)	(423)	—	(24,780)
Derivative settlements, net	—	—	(5,623)	(255)	—	(5,878)
Total other income	73,927	30,439	(26,060)	22,022	(12,407)	87,921
Operating expenses:					.
Salaries and benefits	34,525	13,983	558	14,149	—	63,215
Depreciation and amortization	484	2,202	—	4,291	—	6,977
Loan servicing fees	—	—	7,793	—	—	7,793
Cost to provide enrollment services	—	—	—	11,349	—	11,349
Other expenses	14,602	3,579	1,421	12,002	—	31,604
Intersegment expenses, net	7,513	2,246	12,544	(9,895)	(12,407)	—
Total operating expenses	57,124	22,010	22,316	31,896	(12,407)	120,938
Income (loss) before income taxes	16,817	8,429	60,781	(10,052)	—	75,976
Income tax (expense) benefit	(6,390)	(3,204)	(23,096)	5,691	—	(26,999)
Net income (loss)	10,427	5,225	37,685	(4,361)	—	48,977
Net income attributable to noncontrolling interests	(5)	—	—	27	—	22
Net income (loss) attributable to Nelnet, Inc.	$10,432	5,225	37,685	(4,388)	—	48,955

(a)	Does not include the Communications segment, which was initiated as a result of the acquisition of Allo on December 31, 2015.

	Nine months ended September 30, 2016
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$80	7	1	570,390	6,527	(2,556)	574,449
Interest expense	—	—	671	278,029	4,702	(2,556)	280,847
Net interest income	80	7	(670)	292,361	1,825	—	293,602
Less provision for loan losses	—	—	—	10,500	—	—	10,500
Net interest income (loss) after provision for loan losses	80	7	(670)	281,861	1,825	—	283,102
Other income:
Loan and guaranty servicing revenue	161,082	—	—	—	—	—	161,082
Intersegment servicing revenue	34,436	—	—	—	—	(34,436)	—
Tuition payment processing, school information, and campus commerce revenue	—	102,211	—	—	—	—	102,211
Communications revenue	—	—	13,167	—	—	—	13,167
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	12,362	26,349	—	38,711
Gain on sale of loans and debt repurchases, net	—	—	—	2,260	—	—	2,260
Derivative market value and foreign currency adjustments, net	—	—	—	(8,763)	(6,336)	—	(15,099)
Derivative settlements, net	—	—	—	(17,596)	(696)	—	(18,292)
Total other income	195,518	102,211	13,167	(11,737)	23,643	(34,436)	288,366
Operating expenses:
Salaries and benefits	96,851	45,859	4,792	1,504	38,902	—	187,907
Depreciation and amortization	1,440	7,711	4,137	—	11,528	—	24,817
Loan servicing fees	—	—	—	20,024	—	—	20,024
Cost to provide communications services	—	—	5,169	—	—	—	5,169
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	31,635	13,122	3,110	4,766	31,540	—	84,174
Intersegment expenses, net	18,168	4,690	610	34,791	(23,823)	(34,436)	—
Total operating expenses	148,094	71,382	17,818	61,085	61,770	(34,436)	325,714
Income (loss) before income taxes	47,504	30,836	(5,321)	209,039	(36,302)	—	245,754
Income tax (expense) benefit	(18,052)	(11,718)	2,022	(79,434)	19,998	—	(87,184)
Net income (loss)	29,452	19,118	(3,299)	129,605	(16,304)	—	158,570
Net income attributable to noncontrolling interests	—	—	—	—	165	—	165
Net income (loss) attributable to Nelnet, Inc.	$29,452	19,118	(3,299)	129,605	(16,469)	—	158,405

	Nine months ended September 30, 2015 (a)
	Student Loan and Guaranty Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$34	3	536,899	5,352	(1,260)	541,028
Interest expense	—	—	218,021	4,583	(1,260)	221,344
Net interest income	34	3	318,878	769	—	319,684
Less provision for loan losses	—	—	7,150	—	—	7,150
Net interest income after provision for loan losses	34	3	311,728	769	—	312,534
Other income:
Loan and guaranty servicing revenue	183,544	—	—	—	(380)	183,164
Intersegment servicing revenue	37,121	—	—	—	(37,121)	—
Tuition payment processing, school information, and campus commerce revenue	—	92,805	—	—	—	92,805
Enrollment services revenue	—	—	—	39,794	—	39,794
Other income	—	—	11,838	23,837	—	35,675
Gain on sale of loans and debt repurchases, net	—	—	2,000	2,987	—	4,987
Derivative market value and foreign currency adjustments, net	—	—	(11,363)	664	—	(10,699)
Derivative settlements, net	—	—	(15,775)	(760)	—	(16,535)
Total other income	220,665	92,805	(13,300)	66,522	(37,501)	329,191
Operating expenses:
Salaries and benefits	99,813	40,887	1,623	40,729	—	183,052
Depreciation and amortization	1,457	6,592	—	11,091	—	19,140
Loan servicing fees	—	—	22,829	—	—	22,829
Cost to provide enrollment services	—	—	—	32,543	—	32,543
Other expenses	44,578	11,493	3,828	34,531	—	94,430
Intersegment expenses, net	22,200	6,444	37,913	(29,056)	(37,501)	—
Total operating expenses	168,048	65,416	66,193	89,838	(37,501)	351,994
Income (loss) before income taxes	52,651	27,392	232,235	(22,547)	—	289,731
Income tax (expense) benefit	(20,007)	(10,410)	(88,248)	13,680	—	(104,985)
Net income (loss)	32,644	16,982	143,987	(8,867)	—	184,746
Net income attributable to noncontrolling interests	(5)	—	—	122	—	117
Net income (loss) attributable to Nelnet, Inc.	$32,649	16,982	143,987	(8,989)	—	184,629

(a)	Does not include the Communications segment, which was initiated as a result of the acquisition of Allo on December 31, 2015.

11.    Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education (the "Department") that currently expires on June 16, 2019. Revenue earned by the Company's Student Loan and Guaranty Servicing operating segment related to this contract was $40.2 million and $33.2 million for the three months ended September 30, 2016 and 2015, respectively, and $112.5 million and $99.3 million for the nine months ended September 30, 2016 and 2015, respectively. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing platform to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase I were due on May 9, 2016.

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

On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. On October 26, 2016, the Department released the Phase II solicitation for its new single servicer contract. Responses for Phase II are due December 12, 2016. The Department anticipates the servicing system contract will be awarded by February 2017.

12.   Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2016.

	As of September 30, 2016			As of December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan asset-backed securities	$—	109,783	109,783	—	147,925	147,925
Equity securities	2,719	—	2,719	7,337	—	7,337
Debt securities	122	—	122	130	—	130
Total investments (available-for-sale and trading)	2,841	109,783	112,624	7,467	147,925	155,392
Fair value of derivative instruments	—	14,476	14,476	—	28,690	28,690
Total assets	$2,841	124,259	127,100	7,467	176,615	184,082
Liabilities:
Fair value of derivative instruments	$—	65,053	65,053	—	74,881	74,881
Total liabilities	$—	65,053	65,053	—	74,881	74,881

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$26,145,847	25,615,434	—	—	26,145,847
Cash and cash equivalents	67,154	67,154	67,154	—	—
Investments (available-for-sale and trading)	112,624	112,624	2,841	109,783	—
Notes receivable	17,031	17,031	—	17,031	—
Restricted cash	866,582	866,582	866,582	—	—
Restricted cash – due to customers	91,505	91,505	91,505	—	—
Restricted investments	6,292	6,292	6,292	—	—
Accrued interest receivable	381,804	381,804	—	381,804	—
Derivative instruments	14,476	14,476	—	14,476	—
Financial liabilities:
Bonds and notes payable	24,750,721	25,320,878	—	24,750,721	—
Accrued interest payable	42,840	42,840	—	42,840	—
Due to customers	91,505	91,505	91,505	—	—
Derivative instruments	65,053	65,053	—	65,053	—

	As of December 31, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,611,350	28,324,552	—	—	28,611,350
Cash and cash equivalents	63,529	63,529	63,529	—	—
Investments (available-for-sale and trading)	155,392	155,392	7,467	147,925	—
Notes receivable	18,067	18,473	—	18,067	—
Restricted cash	823,450	823,450	823,450	—	—
Restricted cash – due to customers	144,771	144,771	144,771	—	—
Restricted investments	9,174	9,174	9,174	—	—
Accrued interest receivable	383,825	383,825	—	383,825	—
Derivative instruments	28,690	28,690	—	28,690	—
Financial liabilities:
Bonds and notes payable	27,150,775	28,105,921	—	27,150,775	—
Accrued interest payable	31,507	31,507	—	31,507	—
Due to customers	144,771	144,771	144,771	—	—
Derivative instruments	74,881	74,881	—	74,881	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2015 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2016 and 2015. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to adverse changes in the Company's volumes allocated under the Company's loan servicing contract with the Department, which accounted for approximately 15 percent of the Company's revenue in 2015, risks related to the Department's initiative to procure a new contract for federal student loan servicing to acquire a single servicing platform to service all loans owned by the Department, including the risk that the Company's joint venture with Great Lakes may not be awarded the contract, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education loans;

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
GAAP net income attributable to Nelnet, Inc.	$84,294	48,955	158,405	184,629
Derivative market value and foreign currency adjustments	(42,262)	24,780	15,099	10,699
Tax effect (a)	16,060	(9,416)	(5,737)	(4,065)
Net income, excluding derivative market value and foreign currency adjustments (b)	$58,092	64,319	167,767	191,263

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.98	1.09	3.70	4.03
Derivative market value and foreign currency adjustments	(0.99)	0.55	0.35	0.24
Tax effect (a)	0.37	(0.21)	(0.13)	(0.09)
Net income, excluding derivative market value and foreign currency adjustments (b)	$1.36	1.43	3.92	4.18

(a)	The tax effects are calculated by multiplying the derivative market value and foreign currency adjustments by the applicable statutory income tax rate.

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

In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Previously, the Company amortized premiums and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income(a $5.2 million after tax increase to net income). The Company has concluded this error has an immaterial impact on 2016 results as well as the results for prior periods.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2016, the Company had a $25.6 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and nine months ended September 30, 2016 and 2015 (dollars in millions).

(a)    Revenue includes intersegment revenue earned by LGS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives and foreign currency transaction adjustments, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.

(c)	Computed as income before income taxes divided by total revenue.

A summary of the results and financial highlights for each reportable operating segment and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 2 for additional detail.

Student Loan and Guaranty Servicing

•	As of September 30, 2016, the Company was servicing $193.2 billion in FFELP, private, and government owned student loans, as compared with $175.3 billion of loans as of September 30, 2015.

•
Revenue decreased in the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to a decrease in guaranty servicing and collection revenue. The Company's guaranty servicing and collection revenue was earned from two guaranty clients, and a significant amount of such revenue came from one of those clients. The contract with this client expired on October 31, 2015. FFELP guaranty servicing and collection revenue recognized by the Company from this client for the three and nine months ended September 30, 2015 was $11.6 million and $32.8 million respectively. The other guaranty servicing and collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. After this customer's exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty servicing and collection revenue.

•
Revenue from the government servicing contract increased to $40.2 million for the three months ended September 30, 2016 compared to $33.2 million for the same period in 2015, and increased to $112.5 million for the nine months ended September 30, 2016, compared to $99.3 million for the same period in 2015. This increase was due to an increase in disbursements, the transfer of borrowers to the Company from a not-for-profit servicer who exited the loan servicing business, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses. As of September 30, 2016, the Company was servicing $161.7 billion of student loans for 6.0 million borrowers under this contract.

•
The increase in before tax operating margin for the three months ended September 30, 2016 compared to the same period in 2015 was due to a reduction of expenses through improved operational efficiencies.

•
In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing platform to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase I were due on May 9, 2016.

On May 6, 2016, the Company and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet Solutions, LLC ("GreatNet"). The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that currently has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. On October 26, 2016, the Department released the Phase II solicitation for its new single servicer contract. Responses for Phase II are due December 12, 2016. The Department anticipates the servicing system contract will be awarded by February 2017.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to increases in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.

•
The decrease in before tax operating margin for the three months ended September 30, 2016 compared to the same period in 2015 was due to the Company's continued investment in and enhancements of payment plan and campus commerce systems and products.

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

•
For the three and nine months ended September 30, 2016, the operating segment recorded a net loss of $2.2 million and $3.3 million, respectively. The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

•
The Company currently plans to spend a total of approximately $50 million in network capital expenditures during 2016, and anticipates total capital expenditures of approximately $90 million in 2017. However, such amounts could change based on customer demand for Allo's services. For the nine months ended September 30, 2016, Allo's capital expenditures were $24.6 million, including $12.6 million for the three months ended September 30, 2016.

Asset Generation and Management

•
Core student loan spread was 1.26% for the three months ended September 30, 2016, compared to 1.45% for the same period in 2015 and 1.29% for the three months ended June 30, 2016. The decrease in core student loan spread for the three month period ended September 30, 2016 compared to the three months ended June 30, 2016 was due to a decrease in fixed rate floor income, and the decrease for the three months ended September 30, 2016 compared to the same period in 2015 was due to a decrease in fixed rate floor income and a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans.

•
During the three and nine months ended September 30, 2016 compared to the same periods in 2015, the average balance of student loans decreased $2.7 billion and $1.3 billion, respectively, due primarily to the amortization of the student loan portfolio, and limited portfolio acquisitions from third parties, which were $52.7 million and $1.8 billion during the three months ended September 30, 2016 and 2015, respectively, and $238.6 million and $3.8 billion during the nine months ended September 30, 2016 and 2015, respectively.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended September 30, 2016 and 2015, and nine months ended September 30, 2016 and 2015, the Company earned $36.4 million, $48.2 million, $116.5 million, and $139.5 million, respectively, of fixed rate floor income (net of derivative settlements of $5.2 million and $5.5 million for the three months ended September 30, 2016 and 2015, respectively, and $15.2 million and $15.5 million for the nine months ended September 30, 2016 and 2015, respectively, used to hedge such loans). The decrease in fixed rate floor income for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was due to an increase in interest rates.

•
In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income (a $5.2 million after tax increase to net income).

Liquidity and Capital Resources

•
As of September 30, 2016, the Company had cash and cash equivalents of $67.2 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $112.6 million as of September 30, 2016.

•	For the nine months ended September 30, 2016, the Company generated $258.8 million in net cash provided by operating activities.

•
Forecasted future cash flows from the Company's FFELP student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.17 billion as of September 30, 2016.

•
During the nine months ended September 30, 2016, the Company repurchased a total of 1,812,592 shares of Class A common stock for $60.1 million ($33.18 per share), including 201,551 shares of Class A common stock for $7.7 million ($38.08 per share) during the three months ended September 30, 2016.

•	During the nine months ended September 30, 2016, the Company paid cash dividends of $15.3 million ($0.36 per share), including $5.1 million ($0.12 per share) during the third quarter.

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

CONSOLIDATED RESULTS OF OPERATIONS

Analysis of the Company's operating results for the three and nine months ended September 30, 2016 compared to the same period in 2015 is summarized below.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015	Additional information
Loan interest	$193,721	187,701	567,775	535,480
Increase due to an increase in the gross yield earned on the student loan portfolio, and an adjustment recorded during the third quarter of 2016 to reflect the net impact on prior periods for a correction of an error regarding the Company's method of applying the interest method to amortize premiums and accrete discounts on its student loan portfolio, partially offset by a decrease in fixed rate floor income and a decrease in the average balance of student loans.

Investment interest	2,460	1,456	6,674	5,548	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	196,181	189,157	574,449	541,028
Interest expense	96,386	77,164	280,847	221,344	Increase due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	99,795	111,993	293,602	319,684	See table below for additional analysis.
Less provision for loan losses	6,000	3,000	10,500	7,150	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	93,795	108,993	283,102	312,534
Other income:
LGS revenue	54,350	61,520	161,082	183,164	See LGS operating segment - results of operations.
TPP&CC revenue	33,071	30,439	102,211	92,805	See TPP&CC operating segment - results of operations.
Communications revenue	4,343	—	13,167	—	See Communications operating segment - results of operations.
Enrollment services revenue	—	13,741	4,326	39,794	See table below for additional analysis.
Other income	15,150	12,282	38,711	35,675	See table below for the components of "other income."
Gain on sale of loans and debt repurchases, net	2,160	597	2,260	4,987	Gains are primarily from the Company repurchasing its own debt.
Derivative settlements, net	(6,261)	(5,878)	(18,292)	(16,535)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	42,262	(24,780)	(15,099)	(10,699)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	145,075	87,921	288,366	329,191
Operating expenses:
Salaries and benefits	63,743	63,215	187,907	183,052
Increase was due to additional personnel to support the increase in TPP&CC revenue and the acquisition of Allo on December 31, 2015, partially offset by a decrease in personnel in the LGS operating segment as a result of the loss of guaranty servicing clients and improved operational efficiencies, and a decrease in personnel due to the sale of Sparkroom during the first quarter of 2016.

Depreciation and amortization	8,994	6,977	24,817	19,140
Increase was due to additional depreciation expense as a result of investments in information technology infrastructure, additional investments in TPP&CC systems and products, and due to the acquisition of Allo on December 31, 2015.

Loan servicing fees	5,880	7,793	20,024	22,829
The Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio has fewer delinquent loans in 2016 compared to 2015; therefore, third-party servicing fees have decreased.

Cost to provide communication services	1,784	—	5,169	—	Represents costs of services and products primarily associated with television programming costs.
Cost to provide enrollment services	—	11,349	3,623	32,543	See table below for additional analysis.
Other	26,391	31,604	84,174	94,430
Decrease due to a decrease in collection costs associated with the decrease in FFELP guaranty collection revenue, partially offset by an increase as a result of the acquisition of Allo on December 31, 2015, and an increase to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Total operating expenses	106,792	120,938	325,714	351,994
Income before income taxes	132,078	75,976	245,754	289,731
Income tax expense	47,715	26,999	87,184	104,985
The effective tax rate was 36.15% and 35.55% in the three months ended September 30, 2016 and 2015, respectively, and 35.50% and 36.25% in the nine months ended September 30, 2016 and 2015, respectively. The lower effective tax rate for the nine months ended September 30, 2016 compared to the same period in 2015 was due to the resolution of certain tax positions during the first quarter of 2016.

Net income	84,363	48,977	158,570	184,746
Net income attributable to noncontrolling interest	69	22	165	117
Net income attributable to Nelnet, Inc.	$84,294	48,955	158,405	184,629
Additional information:
Net income attributable to Nelnet, Inc.	$84,294	48,955	158,405	184,629
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments.

Derivative market value and foreign currency adjustments	(42,262)	24,780	15,099	10,699
Tax effect	16,060	(9,416)	(5,737)	(4,065)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$58,092	64,319	167,767	191,263

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	Additional information
Variable student loan interest margin, net of settlements on derivatives	$56,571	58,250	157,577	163,404
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	36,352	48,229	116,479	139,542
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	2,460	1,456	6,674	5,548
Non-portfolio related derivative settlements	(233)	(257)	(697)	(762)
Corporate debt interest expense	(1,616)	(1,563)	(4,723)	(4,583)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$93,534	106,115	275,310	303,149

The following table summarizes the components of "Enrollment services revenue" and "Cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software) (a)	Total (a)
	Three months ended September 30, 2016
Enrollment services revenue	$—	—	—
Cost to provide enrollment services	—	—	—
Gross profit	$—	—	—

	Three months ended September 30, 2015
Enrollment services revenue	$12,838	903	13,741
Cost to provide enrollment services	11,349	—	11,349
Gross profit	$1,489	903	2,392
Gross profit %	11.6%

	Nine months ended September 30, 2016
Enrollment services revenue	$4,005	321	4,326
Cost to provide enrollment services	3,623	—	3,623
Gross profit	$382	321	703
Gross profit %	9.5%

	Nine months ended September 30, 2015
Enrollment services revenue	$36,844	2,950	39,794
Cost to provide enrollment services	32,543	—	32,543
Gross profit	$4,301	2,950	7,251
Gross profit %	11.7%

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

The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Peterson's revenue (a)	$4,128	5,759	10,655	14,730
Borrower late fee income	3,158	3,605	9,910	11,357
Investment advisory fees	1,535	677	3,367	2,167
Realized and unrealized gains/(losses) on investments classified as available-for-sale and trading, net	506	(3,155)	1,444	(805)
Other (b)	5,823	5,396	13,335	8,226
Other income	$15,150	12,282	38,711	35,675

(a)
Represents revenue previously included in "Enrollment services revenue" on the consolidated statements of income. The decrease in revenue for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was due to the loss of rights to a certain publication.

(b)
The operating results for the three months ended September 30, 2016 and September 30, 2015 include gains of $3.0 million and $3.2 million, respectively, related to the Company's sale of venture capital investments. The operating results for the nine months ended September 30, 2016 include a gain of approximately $3.0 million related to the Company's sale of Sparkroom, LLC in February 2016.

STUDENT LOAN AND GUARANTY SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Company owned	$21,397	$19,742	$19,369	$18,934	$18,593	$18,886	$18,433	$18,079	$17,429
% of total	15.5%	12.2%	11.5%	11.1%	10.6%	10.7%	10.1%	9.8%	9.0%
Number of servicing borrowers:
Government servicing:	5,305,498	5,915,449	5,882,446	5,817,078	5,886,266	5,842,163	5,786,545	5,726,828	6,009,433
FFELP servicing:	1,462,122	1,397,295	1,358,551	1,353,785	1,339,307	1,335,538	1,298,407	1,296,198	1,357,412
Private servicing:	195,580	202,529	205,926	209,854	230,403	245,737	250,666	267,073	292,989
Total:	6,963,200	7,515,273	7,446,923	7,380,717	7,455,976	7,423,438	7,335,618	7,290,099	7,659,834

Number of remote hosted borrowers:	1,915,203	1,611,654	1,592,813	1,559,573	1,710,577	1,755,341	1,796,783	1,842,961	2,103,989

Department of Education Student Loan Servicing Contract

The Company's current servicing contract with the Department expires on June 16, 2019. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing platform to support the management of federal student financial aid, including the servicing of all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase I were due on May 9, 2016.

On May 6, 2016, the Company and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet. The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is one of four private sector companies that currently has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. Navient Corporation and FedLoan Servicing (Pennsylvania Higher Education Assistance Agency), both existing TIVAS, were also selected to respond to Phase II. On October 26, 2016, the Department released the Phase II solicitation for its new single servicer contract. Responses for Phase II are due December 12, 2016. The Department anticipates the servicing system contract will be awarded by February 2017.

During 2015, approximately 75 percent of new government student loans were allocated for servicing to the four TIVAS, with allocations based on established performance metrics compared among that group. An additional six not-for-profit ("NFP") servicers were allocated a total of approximately 25 percent of new loans for servicing during 2015. On March 2, 2016, the Department announced that, for the period March 1, 2016 through June 30, 2016, new student loans would be allocated for servicing among the group of ten TIVAS and NFP servicers on the basis of the currently established performance metrics as compared among all ten loan servicers in that group, pursuant to a provision in the federal budgetary Consolidated Appropriations Act of 2016. This change resulted in a decrease in the Company's overall government allocation of new student loans for servicing from 13 percent to 8 percent for the period March 1, 2016 through June 30, 2016, and the other TIVAS were similarly affected. However, the Company did and will continue to benefit from the allocation of additional borrowers to the three NFP servicers to which the Company licenses its remote-hosted servicing software. One NFP servicer exited the Federal Direct Loan Program servicing business, transferring its 188,956 borrowers to Nelnet for servicing in August 2016.

On July 15, 2016, the Department provided an update on its Federal Direct Loan Program servicing contract, with performance metrics results for the period January 1, 2016 through May 31, 2016 and new volume allocations for its student loan servicers based on these results. The new performance results had the Company ranked fifth among all TIVAS and NFP servicers, which results in the Company being allocated 12 percent of new student loan servicing volume for the period July 1, 2016 through February 28, 2017. The Company ranked second among the four TIVAS, with Great Lakes ranking first.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2016	2015	2016	2015
Net interest income	$37	14	80	34
Loan and guaranty servicing revenue	54,350	61,900	161,082	183,544	See table below for additional analysis.
Intersegment servicing revenue	11,021	12,027	34,436	37,121	Represents revenue earned by the LGS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	65,371	73,927	195,518	220,665
Salaries and benefits	32,505	34,525	96,851	99,813	Decrease due to a decrease in personnel as a result of the loss of guaranty servicing and collection clients described below, and improved operational efficiencies.
Depreciation and amortization	557	484	1,440	1,457
Other expenses	8,784	14,602	31,635	44,578
Decrease due primarily to a decrease in collection costs directly related to the decrease in FFELP guaranty collection revenue. There were no collection costs for the three months ended September 30, 2016 and $4.9 million for the three months ended September 30, 2015, and $3.5 million and $15.6 million for the nine months ended September 30, 2016 and 2015, respectively. Excluding collection costs, other expenses were $8.8 million and $9.7 million for the three months ended September 30, 2016 and 2015, respectively, and $28.1 million and $28.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in expenses when excluding collection costs was due to improved operational efficiencies. See additional information below regarding the decrease in FFELP guaranty collection revenue.

Intersegment expenses, net	5,825	7,513	18,168	22,200	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	47,671	57,124	148,094	168,048
Income before income taxes	17,737	16,817	47,504	52,651
Income tax expense	(6,740)	(6,390)	(18,052)	(20,007)
Net income	10,997	10,427	29,452	32,644
Net loss attributable to noncontrolling interest	—	5	—	5
Net income attributable to Nelnet, Inc.	$10,997	10,432	29,452	32,649
Before tax operating margin	27.1%	22.7%	24.3%	23.9%	Increase in margin due to a reduction of expenses through improved operational efficiencies.

The following table summarizes the components of "Loan and guaranty servicing revenue."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2016	2015	2016	2015
Government servicing	$40,159	33,229	112,453	99,269
Increase due to an increase in disbursements, the transfer of borrowers from a not-for-profit servicer who exited the loan servicing business, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

FFELP servicing	4,541	3,572	11,864	10,600
Increase due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private servicing	4,142	3,323	10,715	9,105	Increase due to growth in private loan servicing volume from existing and new clients.
FFELP guaranty servicing	—	2,663	2,349	7,561
The Company’s guaranty servicing revenue was earned from two guaranty servicing clients.  A contract with one client expired on October 31, 2015, and was not renewed.   Guaranty servicing revenue from this customer was $1.5 million for the three months ended September 30, 2015 and $4.1 million for the nine months ended September 30, 2015.  The remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty servicing revenue.  Guaranty servicing revenue from this customer was $1.2 million for the three months ended September 30, 2015 and $2.3 million and $3.5 million for the nine months ended September 30, 2016 and 2015, respectively.

FFELP guaranty collection	—	13,006	7,211	39,751
The Company’s guaranty collection revenue was earned from two guaranty collection clients.  A contract with one client expired on October 31, 2015, and was not renewed.   Guaranty collection revenue from this customer was $10.1 million for the three months ended September 30, 2015 and $28.7 million for the nine months ended September 30, 2015.  The remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty collection revenue.   Guaranty collection revenue from this customer was $2.9 million for the three months ended September 30, 2015, and $7.2 million and $11.1 million for the nine months ended September 30, 2016 and 2015, respectively.   The Company incurred collection costs that were directly related to guaranty collection revenue.

Software services	4,491	4,995	13,753	14,501	The majority of software services revenue relates to providing hosted student loan servicing.
Other	1,017	1,112	2,737	2,757
Loan and guaranty servicing revenue	$54,350	61,900	161,082	183,544

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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2016	2015	2016	2015
Net interest income	$2	—	7	3
Tuition payment processing, school information, and campus commerce revenue	33,071	30,439	102,211	92,805	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction and payments volume, and new school customers.
Salaries and benefits	15,979	13,983	45,859	40,887
Increase due to additional personnel and costs to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Depreciation and amortization	2,929	2,202	7,711	6,592
Other expenses	4,149	3,579	13,122	11,493
Intersegment expenses, net	1,616	2,246	4,690	6,444	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	24,673	22,010	71,382	65,416
Income before income taxes	8,400	8,429	30,836	27,392
Income tax expense	(3,192)	(3,204)	(11,718)	(10,410)
Net income	$5,208	5,225	19,118	16,982
Before tax operating margin	25.4%	27.7%	30.2%	29.5%
The decrease in margin for the three months ended September 30, 2016 compared to the same period in 2015 was due to the Company's continued investments in and enhancements of payment plan and campus commerce systems and products.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary of Operating Results

	Three months ended September 30, 2016	Nine months ended September 30, 2016	Additional information
Net interest expense	$318	670
Communications revenue	4,343	13,167	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services.
Salaries and benefits	2,325	4,792
At September 30, 2016 and December 31, 2015, Allo had 279 and 97 employees, respectively, including part-time employees. Allo also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as Allo builds its network.

Depreciation and amortization	1,630	4,137
Depreciation reflects the allocation of the costs of Allo's property and equipment over the period in which such assets are used. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired Allo over their estimated useful lives.

Cost to provide communications services	1,784	5,169	Costs of services and products is primarily associated with television programming costs.
Other expenses	1,545	3,110	Other operating expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, and professional services.
Intersegment expenses, net	279	610	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	7,563	17,818
Loss before income taxes	(3,538)	(5,321)
Income tax benefit	1,344	2,022
Net loss	$(2,194)	(3,299)

Additional Information:
Net loss	$(2,194)	(3,299)
Net interest expense	318	670
Income tax benefit	(1,344)	(2,022)
Depreciation and amortization	1,630	4,137
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(1,590)	(514)	For additional information regarding this non-GAAP measure, see the table immediately below.

Certain financial and operating data for Allo is summarized in the tables below.

	Three months ended September 30, 2016	Nine months ended September 30, 2016

Residential revenue	$2,643	7,695
Business revenue	1,565	4,777
Other revenue	135	695
Total revenue	$4,343	13,167

Net loss	$(2,194)	(3,299)
EBITDA (a)	(1,590)	(514)

Capital expenditures	12,610	24,647

Revenue contribution:
Internet	40.5%	38.5%
Telephone	27.2	27.1
Television	32.5	32.2
Other	(0.2)	2.2
	100.0%	100.0%

	As of September 30, 2016	As of December 31, 2015
Residential customer information:
Households served	8,745	7,600
Households passed (b)	22,977	21,274
Total households in current markets	137,500	137,500

(a)
Earnings (loss) before interest, income taxes, depreciation, and amortization ("EBITDA") is a supplemental non-GAAP performance measure that is frequently used in capital-intensive industries such as telecommunications. Allo's management uses EBITDA to compare Allo's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. EBITDA excludes interest expense and income taxes because these items are associated with a company's particular capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses primarily reflect the impact of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods, which may be evaluated through cash flow measures. The Company reports EBITDA for Allo because the Company believes that it provides useful additional information for investors regarding a key metric used by management to assess Allo's performance, and it provides supplemental information about Allo's operating performance on a more variable cost basis. There are limitations to using EBITDA as a performance measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from Allo's calculations. In addition, EBITDA should not be considered a substitute for other measures of financial performance, such as net income or any other performance measures derived in accordance with GAAP. A reconciliation of EBITDA from net income (loss) under GAAP is presented in the table immediately above.

(b)
Represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines, but have not been connected.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of September 30, 2016, the Company had a $25.6 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of September 30, 2016 and December 31, 2015, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$26,754,560	28,313,850	28,555,749	28,223,908
Loan acquisitions	52,667	1,771,841	238,595	3,835,983
Repayments, claims, capitalized interest, and other	(660,074)	(581,321)	(1,989,806)	(1,900,237)
Consolidation loans lost to external parties	(327,766)	(316,167)	(940,413)	(967,455)
Loans sold	(22)	—	(44,760)	(3,996)
Ending balance	$25,819,365	29,188,203	25,819,365	29,188,203

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015, and a summary of the Company's student loan delinquency amounts as of September 30, 2016, December 31, 2015, and September 30, 2015, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses for federally insured loans was $7.0 million for the three months ended September 30, 2016 compared to $2.0 million for the same period in 2015.  During the three months ended September 30, 2016, the Company determined an additional allowance was necessary related to a $1.2 billion (principal balance as of September 30, 2016) portfolio of federally insured rehabilitated loans that were purchased in 2012 and 2013 and recognized $5.0 million (pre-tax) in provision expense related to these loans.  For loans purchased where there is evidence of credit deterioration since the origination of the loan, the Company records a credit discount, separate from the allowance for loan losses, which is non-accretable to interest income.  Remaining discounts and premiums for purchased loans are recognized in interest income over the remaining estimated lives of the loans.  The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses.  As of the date of acquisition of the $1.2 billion federally insured rehabilitated loan portfolio, which had a balance of $2.9 billion as of the date of acquisition, the Company recognized a non-accretable credit discount of $33.2 million and an accretable discount of $37.1 million.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Three months ended			Nine months ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Variable student loan yield, gross	2.93%	2.84%	2.59%	2.87%	2.56%
Consolidation rebate fees	(0.83)	(0.83)	(0.82)	(0.83)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.06	0.06	0.06	0.06	0.05
Variable student loan yield, net	2.16	2.07	1.83	2.10	1.78
Student loan cost of funds - interest expense	(1.44)	(1.35)	(1.04)	(1.36)	(1.01)
Student loan cost of funds - derivative settlements	(0.01)	(0.01)	—	(0.01)	—
Variable student loan spread	0.71	0.71	0.79	0.73	0.77
Fixed rate floor income, net of settlements on derivatives	0.55	0.58	0.66	0.57	0.66
Core student loan spread	1.26%	1.29%	1.45%	1.30%	1.43%

Average balance of student loans	$26,368,507	27,314,389	29,109,130	27,305,128	28,565,287
Average balance of debt outstanding	26,235,053	27,240,061	29,067,202	27,188,069	28,621,681

(a)
In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income. The impact of this adjustment was excluded from the above table.

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

Variable student loan spread decreased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above).

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended			Nine months ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fixed rate floor income, gross	$41,509	44,338	53,685	131,720	155,032
Derivative settlements (a)	(5,157)	(4,841)	(5,456)	(15,241)	(15,490)
Fixed rate floor income, net	$36,352	39,497	48,229	116,479	139,542
Fixed rate floor income contribution to spread, net	0.55%	0.58%	0.66%	0.57%	0.66%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016 and 2015 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. The decrease in fixed rate floor income for the three and nine months ended September 30, 2016 compared to the same periods in 2015 is due to an increase in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2016	2015	2016	2015
Net interest income after provision for loan losses	$93,318	109,157	281,861	311,728	See table below for additional analysis.
Other income	4,265	3,312	12,362	11,838
The primary component of other income is borrower late fees, which were $3.2 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively, and $9.9 million and $11.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Gain on sale of loans and debt repurchases	2,160	608	2,260	2,000	Gains were primarily from the Company repurchasing its own asset-backed debt securities.
Derivative market value and foreign currency adjustments, net	42,546	(24,357)	(8,763)	(11,363)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(6,028)	(5,623)	(17,596)	(15,775)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Total other income (expense)	42,943	(26,060)	(11,737)	(13,300)
Salaries and benefits	486	558	1,504	1,623
Loan servicing fees	5,880	7,793	20,024	22,829
The Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio has fewer delinquent loans in 2016 compared to 2015; therefore, third-party servicing fees have decreased.

Other expenses	1,769	1,421	4,766	3,828
Intersegment expenses, net	11,146	12,544	34,791	37,913	Amounts include fees paid to the LGS operating segment for the servicing of the Company’s student loan portfolio. Decrease due to run-off of the portfolio serviced by LGS.
Total operating expenses	19,281	22,316	61,085	66,193
Income before income taxes	116,980	60,781	209,039	232,235
Income tax expense	(44,571)	(23,096)	(79,434)	(88,248)
Net income	$72,409	37,685	129,605	143,987

Additional information:
Net income	$72,409	37,685	129,605	143,987
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments. Net income, excluding derivative market value and foreign currency adjustments, decreased in 2016 as compared to 2015 due to a decrease in the Company's student loan portfolio and a decrease in variable student loan spread and fixed rate floor income.

Derivative market value and foreign currency adjustments, net	(42,546)	24,357	8,763	11,363
Tax effect	16,167	(9,256)	(3,330)	(4,318)
Net income, excluding derivative market value and foreign currency adjustments	$46,030	52,786	135,038	151,032

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2016	2015	2016	2015
Variable interest income, net of settlements on derivatives	$194,006	189,652	582,944	546,998	Increase due to an increase in the gross yield earned on student loans, net of settlements on derivatives, partially offset by a decrease in the average balance of student loans.
Consolidation rebate fees	(55,131)	(60,044)	(170,352)	(177,342)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	12,466	4,243	21,109	10,509
Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income.

Interest on bonds and notes payable	(94,770)	(75,601)	(276,124)	(216,761)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Variable student loan interest margin, net of settlements on derivatives	56,571	58,250	157,577	163,404
Fixed rate floor income, net of settlements on derivatives	36,352	48,229	116,479	139,542	The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has decreased due to the rising interest rate environment.
Investment interest	980	494	2,614	1,417
Intercompany interest	(613)	(439)	(1,905)	(1,260)
Provision for loan losses - federally insured	(7,000)	(2,000)	(11,000)	(6,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Recovery (provision) for loan losses - private education loans	1,000	(1,000)	500	(1,150)
Net interest income after provision for loan losses (net of settlements on derivatives)	$87,290	103,534	264,265	295,953

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

Sources of Liquidity

The Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company's net cash provided by operating activities was $258.8 million and $391.4 million, respectively.

As of September 30, 2016, the Company had cash and cash equivalents of $67.2 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $112.6 million as of September 30, 2016.

The Company also has a $350.0 million unsecured line of credit that matures on October 30, 2020. As of September 30, 2016, no amounts were outstanding on the unsecured line of credit and $350.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2016, the Company holds $59.6 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the nine months ended September 30, 2016, the Company generated $258.8 million from operating activities, compared to $307.4 million for the same period in 2015. The decrease in cash provided by operating activities reflects a decrease in net income, changes in the adjustments to net income for non-cash fair value adjustments for derivatives, and a decrease in proceeds from terminating certain derivative instrument contracts during the nine months ended September 30, 2016 as compared to the same period in 2015. These factors were partially offset by changes in non-cash adjustments for foreign currency transaction adjustments, proceeds from sales of trading securities, and a larger increase in accounts receivable during the nine months ended September 30, 2015 as compared to the same period in 2016. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period of the purchase.  Net purchased accrued interest was $70.6 million for the nine months ended September 30, 2015. Net purchased accrued interest for the nine months ended September 30, 2016 was not significant.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the nine months ended September 30, 2016 and 2015 was $2.7 billion and $0.8 billion, respectively. Cash used in financing activities was $2.9 billion and $1.2 billion for the nine months ended September 30, 2016 and 2015, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2016
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$23,707,579	8/26/19 - 9/25/56
FFELP warehouse facilities	1,706,546	9/7/18 - 4/26/19
Private education loan warehouse facility	206,632	4/28/17
Other borrowings	75,000	10/31/16
	$25,695,757

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

As of September 30, 2016, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.17 billion as detailed below.  The $2.17 billion includes approximately $727.1 million (as of September 30, 2016) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash and investments," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2016.  As of September 30, 2016, the Company had $23.8 billion of loans included in asset-backed securitizations, which represented 93.1 percent of its total FFELP student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2016 or loans acquired subsequent to September 30, 2016.

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

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $70 million to $110 million.

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

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2016, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.1 billion, of which $1.7 billion was outstanding, and $0.4 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rate for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of September 30, 2016, the Company had $96.3 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2016, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Private Education Loan Warehouse Facility

On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. As of September 30, 2016, there was $206.6 million outstanding on the facility and $68.4 million was available for future use. The facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements. The maximum advance rate on the entire facility is 88 percent and minimum advance rates, depending on loan characteristics and program type, ranged from 64 percent to 99 percent. As of September 30, 2016, $30.3 million was advanced on the facility as equity support. The facility is supported by liquidity provisions, which had an original expiration date of June 24, 2016.
On April 1, 2016, the Company amended the agreement for this facility to change the expiration date for the liquidity provisions to October 28, 2016, and to change the final maturity date to April 28, 2017. In addition, the minimum advance rates, depending on loan characteristics and program type, were changed to a range from 61.75 percent to 95.00 percent, and the maximum advance rate on the entire facility remained at 88 percent. On October 28, 2016, the Company amended the agreement for this facility to change the expiration date for the liquidity provisions to December 21, 2016; the final maturity date remained unchanged at April 28, 2017. In the event the Company is unable to renew the liquidity provisions by the amended expiration date of December 21, 2016, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date of April 28, 2017.
Upon termination or expiration of the warehouse facility, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Other Borrowings
The Company had a $75.0 million line of credit, which was collateralized by asset-backed security investments, that expired on October 31, 2016. As of September 30, 2016, $75.0 million was outstanding on this line of credit. Upon expiration of the line of credit on October 31, 2016, the Company used operating cash and borrowed money on its $350.0 million unsecured line of credit to pay off the outstanding $75.0 million balance of this debt facility.
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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2016, $561.8 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included in the Company’s consolidated balance sheets.

Asset-backed Securities Transactions

The Company, through its subsidiaries, has historically funded student loans by completing asset-backed securitizations. Beginning in 2015, Fitch Ratings and Moody’s Investors Service placed numerous tranches of FFELP securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements. Such rating actions have caused the spreads on FFELP securitizations in general to widen and have reduced the liquidity in the secondary market for FFELP securitizations.

In July 2016, Fitch published revised criteria for its ratings of FFELP securitizations, and in August 2016, Moody’s published an updated methodology for its ratings of FFELP securitizations. In September-October 2016, Fitch downgraded, under its revised criteria, its rating of one tranche from a prior Company-sponsored securitization, and Moody’s downgraded, under its updated methodology, its ratings of six tranches from prior Company-sponsored securitizations and four tranches from securitizations acquired by the Company from third parties.

On June 15, 2016, the Company announced the launch of an online investor communication forum to facilitate the amendment of securitizations to extend the legal final maturity dates. On September 13, 2016, the Company announced that it had received investor consent to extend by five years the legal final maturity on nine securitizations, which represent a total of approximately $4.8 billion in original par value. The effective date of the amendments to each of the nine securitizations was September 20, 2016. Depending on future investor consent, the Company may seek to extend the legal final maturity dates on additional securitizations.

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

On October 12, 2016, the Company completed an asset-backed securitization totaling $426.0 million (par value). The proceeds from this transaction were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2016, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of September 30, 2016, the fair value of the Company's derivatives which had a negative fair value (a liability in the Company's balance sheet), was $65.1 million. As of September 30, 2016, the Company had $62.7 million of collateral deposited with counterparties or a clearinghouse related to these derivatives.

Liquidity Impact Related to the Communications Operating Segment

Allo has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In November 2015, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. The Company currently plans to spend approximately $50 million in total in network capital expenditures during 2016, and anticipates total capital expenditures of approximately $90 million in 2017. However, such amounts could change based on customer demand for Allo's services. For the nine month period ended September 30, 2016, Allo's capital expenditures were $24.6 million.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of October 30, 2020.  As of September 30, 2016, no amounts were outstanding on the unsecured line of credit and $350.0 million was available for future use. Upon the maturity date in 2020 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity date of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of September 30, 2016, $57.2 million of Hybrid Securities were outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building. TDP is an entity established during 2015 for the sole purpose of developing and operating a commercial building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of September 30, 2016, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. For a summary of the Company's debt repurchases during the three and nine months ended September 30, 2016 and 2015, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Stock Repurchases

On May 7, 2015, the Company announced that its Board of Directors had authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 24, 2018. In May 2016, the Company's Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. The five million shares authorized under the new program included the remaining 1,664,223 un-repurchased shares from the prior program, which the new program replaced. Under the program, shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2016, June 30, 2016 and September 30, 2016 are shown below. For additional information on stock repurchases during 2016, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2016	1,599,099	$52,069	32.56
Quarter ended June 30, 2016	11,942	399	33.45
Quarter ended September 30, 2016	201,551	7,675	38.08
Total	1,812,592	$60,143	33.18

As of September 30, 2016, 4,793,883 shares remain authorized for repurchase under this stock repurchase program.

During the period October 1, 2016 through November 9, 2016, the Company purchased an additional 212,994 shares of its Class A common stock for a total of $8.4 million ($39.48 per share). These purchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Dividends

On September 15, 2016, the Company paid a third quarter 2016 cash dividend on the Company's Class A and Class B common stock of $0.12 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2016 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.14 per share. The fourth quarter cash dividend will be paid on December 15, 2016, to shareholders of record at the close of business on December 1, 2016.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. A discussion of the Company's critical accounting policies, which include allowance for loan losses, revenue recognition (including premium amortization and discount accretion related to the Company's student loan portfolio), consolidation of Variable Interest Entities, income taxes, and accounting for derivatives can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Other than as discussed below, there were no significant changes to these critical accounting policies during 2016.

In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Previously, the Company amortized premiums and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income(a $5.2 million after tax increase to net income). The Company has concluded this error has an immaterial impact on 2016 results as well as the results for prior periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance once it becomes effective on January 1, 2018 and the standard allows the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact this standard will have on its ongoing financial reporting. However, the Company does not currently believe the implementation will have a material impact to its financial statements. The Company currently plans to use the cumulative effect transition method.

In January 2016, the FASB issued accounting guidance regarding the recognition and measurement of financial assets and financial liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected.   The new guidance requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), and requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  This guidance is effective for the Company beginning January 1, 2018.  Early adoption is permitted for the provisions related to the recognition of changes in fair value of financial liabilities when the fair value option is elected.  The Company is evaluating the impact this standard will have on its ongoing financial reporting.

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

The following table sets forth the Company’s loan assets and debt instruments by interest rate characteristics:

	As of September 30, 2016		As of December 31, 2015
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$9,240,500	35.8%	$11,229,584	39.3%
Variable-rate loan assets	16,578,865	64.2	17,326,165	60.7
Total	$25,819,365	100.0%	$28,555,749	100.0%

Fixed-rate debt instruments	$18,355	0.1%	$18,355	0.1%
Variable-rate debt instruments	25,752,941	99.9	28,584,976	99.9
Total	$25,771,296	100.0%	$28,603,331	100.0%

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

No variable-rate floor income was earned by the Company during 2015 and 2016. A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed rate floor income, gross	$41,509	53,685	131,720	155,032
Derivative settlements (a)	(5,157)	(5,456)	(15,241)	(15,490)
Fixed rate floor income, net	$36,352	48,229	116,479	139,542

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016 and 2015 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. Fixed rate floor income decreased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2016.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.0 - 3.49%	3.34%	0.70%	$1,042,494
3.5 - 3.99%	3.65%	1.01%	2,147,414
4.0 - 4.49%	4.20%	1.56%	1,585,631
4.5 - 4.99%	4.72%	2.08%	964,042
5.0 - 5.49%	5.22%	2.58%	606,787
5.5 - 5.99%	5.67%	3.03%	426,196
6.0 - 6.49%	6.19%	3.55%	493,997
6.5 - 6.99%	6.70%	4.06%	483,079
7.0 - 7.49%	7.17%	4.53%	167,923
7.5 - 7.99%	7.71%	5.07%	285,421
8.0 - 8.99%	8.18%	5.54%	663,138
> 9.0%	9.04%	6.40%	229,140
			$9,095,262

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2016, the weighted average estimated variable conversion rate was 2.34% and the short-term interest rate was 52 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2016 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2017	$750,000	0.99%
2018	1,350,000	1.07
2019	3,250,000	0.97
2020	1,500,000	1.01
2025	100,000	2.32
2026	50,000	1.52
	$7,000,000	1.02%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2016:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$23,501,065	—
3 month H15 financial commercial paper	Daily	1,300,770	—
3 month Treasury bill	Daily	741,098	—
3 month LIBOR (a) (b)	Quarterly	—	14,210,708
1 month LIBOR	Monthly	—	8,823,718
Auction-rate (c)	Varies	—	1,156,615
Asset-backed commercial paper (d)	Varies	—	1,223,084
Other (e)		1,177,024	1,305,832
		$26,719,957	26,719,957

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2016.

Maturity	Notional amount
2016	$1,000,000
2028	125,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2016 was one-month LIBOR plus 9.5 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of September 30, 2016, the Company was sponsor for $1.2 billion of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate

Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,758)	(12.6)%	$(31,121)	(23.6)%	$(3,987)	(3.0)%	$(11,960)	(9.1)%
Impact of derivative settlements	15,775	11.9	47,324	35.9	436	0.3	1,307	1.0
Increase (decrease) in net income before taxes	$(983)	(0.7)%	$16,203	12.3%	$(3,551)	(2.7)%	$(10,653)	(8.1)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$0.24		$(0.05)		$(0.15)

	Three months ended September 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(22,118)	(23.0)%	$(41,518)	(43.3)%	$(4,393)	(4.5)%	$(13,180)	(13.7)%
Impact of derivative settlements	9,299	9.6	27,896	29.1	1,564	1.6	4,692	4.9
Increase (decrease) in net income before taxes	$(12,819)	(13.4)%	$(13,622)	(14.2)%	$(2,829)	(2.9)%	$(8,488)	(8.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.18)		$(0.19)		$(0.04)		$(0.12)

	Nine months ended September 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(52,798)	(21.5)%	$(97,144)	(39.4)%	$(12,235)	(4.9)%	$(36,705)	(14.9)%
Impact of derivative settlements	45,025	18.3	135,074	55.0	2,776	1.1	8,327	3.4
Increase (decrease) in net income before taxes	$(7,773)	(3.2)%	$37,930	15.6%	$(9,459)	(3.8)%	$(28,378)	(11.5)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$0.55		$(0.14)		$(0.41)

	Nine months ended September 30, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(61,850)	(21.3)%	$(111,123)	(38.4)%	$(12,706)	(4.4)%	$(38,118)	(13.2)%
Impact of derivative settlements	25,846	8.9	77,536	26.8	4,345	1.5	13,035	4.5
Increase (decrease) in net income before taxes	$(36,004)	(12.4)%	$(33,587)	(11.6)%	$(8,361)	(2.9)%	$(25,083)	(8.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.49)		$(0.45)		$(0.12)		$(0.35)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2016 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2016	564	$36.07	—	4,992,360
August 1 - August 31, 2016	—	—	—	4,992,360
September 1 - September 30, 2016	200,987	38.09	198,477	4,793,883
Total	201,551	$38.08	198,477

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 564 shares, 0 shares, and 2,510 shares in July, August, and September 2016, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through October 30, 2020, impose restrictions with respect to the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the amount of recourse indebtedness, the amount and nature of investments and business acquisitions, and the amount of private education loans held by the Company. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

NELNET, INC.

Date:	November 9, 2016	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	November 9, 2016	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer