Form 10-K
period 2016-12-31
NELNET INC
filed 2017-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X ]   Accelerated filer [ ] Non-accelerated filer [  ] Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $34.75 per share, was $781,008,370. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2017, there were 30,627,012 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2017 Annual Meeting of Shareholders, scheduled to be held May 25, 2017, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2016

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to adverse changes in the Company's volumes allocated under the Company's loan servicing contract with the U.S. Department of Education (the "Department"), which accounted for approximately 20 percent of the Company's revenue in 2016, risks related to the Department's initiative to procure a new contract for federal student loan servicing to acquire a single servicing platform to service all loans owned by the Department, including the risk that the Company's joint venture with Great Lakes Educational Loan Services, Inc. ("Great Lakes") may not be awarded the contract, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education and consumer loans;

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

•
the uncertain nature of the expected benefits from the acquisition of Allo Communications LLC and the ability to integrate its communications operations and successfully expand its fiber network in existing service areas and additional communities and manage related construction risks;

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

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2016, the Company had a $24.9 billion student loan portfolio that will amortize over the next approximately 25 years. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. However, since July 1, 2010, the effective date on and after which no new loans could be originated under the FFEL Program, the Company has purchased $21.1 billion of FFELP loans from other FFELP loan holders looking to adjust their FFELP businesses. The Company believes there may be additional opportunities to purchase FFELP portfolios to generate incremental earnings and cash flow. However, since all FFELP loans will eventually run off, a key objective of the Company is to reposition the Company for the post-FFELP environment.

To reduce its reliance on interest income on student loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business acquisitions. In addition, in 2009, the Company began servicing federally-owned student loans for the Department. As of December 31, 2016, the Company was servicing $162.5 billion of student loans for 6.0 million borrowers on behalf of the Department.

Operating Segments

The Company has four reportable operating segments as summarized below.

Loan Systems and Servicing

•	Referred to as Nelnet Diversified Solutions (“NDS”)

•
Focuses on student loan servicing, consumer loan origination and servicing, student loan servicing-related technology solutions, and outsourcing services for lenders, guaranty agencies, and other entities

•	Includes the brands Nelnet Loan Servicing, Firstmark Services, GreatNet Solutions, and Proxi

Tuition Payment Processing and Campus Commerce

•	Commonly known as Nelnet Business Solutions (“NBS”)

•	Focuses on tuition payment plans, financial needs assessment services, online payment and refund processing, and school information system software

•	Includes the brands FACTS Management, Nelnet Campus Commerce, and RenWeb

Communications

•	Includes the operations of Allo Communications LLC ("Allo")

•	Focuses on providing fiber optic service directly to homes and businesses for internet, broadband, telephone, and television services

Asset Generation and Management

•	Includes the acquisition and management of the Company's student loan assets

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

Loan Systems and Servicing

The primary service offerings of this operating segment include:

•	Servicing federally-owned student loans for the Department

•	Servicing FFELP loans

•	Originating and servicing private education and consumer loans

•	Providing student loan servicing software and other information technology products and services

•	Providing outsourced services including call center, processing, and marketing services

In addition, this segment provided servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services, through June 30, 2016.

As of December 31, 2016, the Company serviced $194.8 billion of student loans for 7.6 million borrowers. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Systems and Servicing Operating Segment - Results of Operations - Student Loan Servicing Volumes" for additional information related to the Company's servicing volume.

Servicing federally-owned student loans for the Department

The Company is one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") awarded a student loan servicing contract by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department, with new loan volume historically allocated among the four servicers based on certain performance metrics established by the Department beginning in 2010. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. Under the servicing contract, the Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. The amount paid per each unique borrower is dependent on the status of the borrower (such as in school or in repayment). The servicing contract with the Department expires on June 16, 2019.

In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing system platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process was divided into two phases.

On May 6, 2016, the Company and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet Solutions, LLC ("GreatNet"). The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is currently one of four TIVAS that has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. GreatNet was one of three entities selected to respond to Phase II of the procurement selection process. On January 6, 2017, GreatNet submitted its Phase II response to the Department and is currently awaiting announcement from the new administration on the next steps in the procurement process.

As of December 31, 2016, the Company was servicing $162.5 billion of student loans for 6.0 million borrowers under this contract. The Department is the Company's largest customer, representing approximately 20 percent of the Company's revenue in 2016.

The Department also has contracts with 31 not-for-profit ("NFP") entities to service student loans, although currently five NFP servicers service the volume allocated to these 31 entities. While previously these entities have only serviced existing loans, effective January 1, 2015 they began to receive 25 percent of new borrower loan volume. On March 2, 2016, the Department announced that, for the period March 1, 2016 through June 30, 2016 and for the period July 1, 2016 through February 2017 month end, new student loan servicing volume would be allocated for servicing among the then group of ten TIVAS and NFP servicers on the basis of the currently established performance metrics as compared among all ten loan servicers in that group. The amended allocation methodology of new borrower loan volume has and may continue to decrease new allocation volume for the Company. However, the Company did and will continue to benefit from the allocation of additional borrowers to the three NFP servicers to which the Company licenses its remote-hosted servicing software. One NFP servicer exited the Federal Direct Loan Program servicing business, transferring its 188,956 borrowers to Nelnet for servicing in August 2016.

The Department currently allocates new loan volume among the nine servicers based on the following performance metrics:

•	Two metrics measure the satisfaction among separate customer groups, including borrowers (35 percent) and Federal Student Aid personnel who work with the servicers (5 percent).

•
Three metrics measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default as reflected by the percentage of borrowers in current repayment status (30 percent), percentage of borrowers more than 90 days but less than 271 days delinquent (15 percent), and percentage of borrowers over 270 days and less than 361 days delinquent (15 percent). The loans are evaluated in 15 different loan portfolio stratifications to account for differences in portfolios.

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

The following table shows the Company's rankings and percent of new volume allocated to the Company since the inception of the Department's allocations of new loan volume based on performance metrics methodologies under this contract:

	Initial Metrics (a)						New Metrics, NFPs received 25% of volume (b)		Current Metrics (TIVAS and NFPs using common metrics)

Performance Evaluation Period	1	2	3	4	5		6	7	8	9
Defaulted borrower #	4	4	1	1	2	Borrower survey	2	2	1	4
Defaulted borrower $	4	4	1	1	2	FSA survey	2	2	2	4
Borrower survey	4	4	3	2	2	Current repay %	4	4	10	3
School survey	2	2	2	3	2	91-270 Repay %	4	4	10	6
FSA survey	3	3	3	3	4	271-360 Repay %	4	4	10	9
Overall ranking	4	4	1	1	2		4	4	8	5
Allocation	16%	16%	30%	30%	26%		14%	13%	8%	12%
Allocation period	August 15, 2010 - August 14, 2011	August 15, 2011 - August 14, 2012	August 15, 2012 - August 14, 2013	August 15, 2013 - August 14, 2014	August 15, 2014 - February 28, 2015		March 1, 2015 - August 31, 2015	September 1, 2015 - February 29, 2016	March 1, 2016 - June 30, 2016	July 1, 2016 - February 28, 2017

(a)	During the first five years of the servicing contract, the Department allocated new loan volume among the four TIVAS based on the following performance metrics:

◦
Two performance metrics measured the success of default prevention efforts as reflected by the percentage of borrowers (20 percent) and percentage of dollars (20 percent) in each servicer's portfolio that went into default.

◦
Three metrics measured the satisfaction among separate borrower groups, including borrowers (20 percent), financial aid personnel at postsecondary schools participating in federal student loan programs (20 percent), and Federal Student Aid and other federal agency personnel or contractors who worked with the servicers (20 percent).

(b)	For these performance evaluation periods (6 and 7 in the above table), the numerical rankings are among the four TIVAS, since the NFPs received a fixed 25 percent of new loan volume.

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

•
Origination of consolidation loans. Beginning in 2014, the Department implemented a process to outsource the origination of consolidation loans whereby each of the four TIVAS receives Federal Direct Loan consolidation origination volume based on borrower choice. The Department pays the Company a fee for each completed consolidation loan application it processes. The Company services the consolidation volume it originates.

Servicing FFELP loans
The Loan Systems and Servicing operating segment provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients.

The Company's student loan servicing division uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).

The Company serviced FFELP loans on behalf of 25 third-party servicing customers as of December 31, 2016. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and non-profit secondary markets.

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

Originating and servicing private education and consumer loans

The Loan Systems and Servicing operating segment conducts origination and servicing activities for consumer loans which include both private education and personal loan products.

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

The Company has invested in modernizing key technologies and services to position the business for the long-term, expanding services to include personal loan products and other consumer installment assets. Improvements allow for diversified products to be both originated and serviced with state of the art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is a key growth area. In both backup servicing, and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.

The Company serviced private education and consumer loans on behalf of 24 third-party servicing customers as of December 31, 2016. In addition, the Company provides back-up servicing arrangements to assist nine entities for more than 200,000 borrowers. For a monthly fee, these arrangements require 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer.

Providing student loan servicing software and other information technology products and services

The Loan Systems and Servicing operating segment provides data center services and student loan servicing software for servicing private education and federal loans. These proprietary software systems are used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third-parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2016, 2.2 million borrowers were hosted on the Company's hosted servicing software solution platforms.

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

Servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services

A significant amount of the Company's guaranty servicing revenue historically came from a single guaranty servicing client, College Assist, the Colorado state-designated guarantor. The contract with College Assist expired on October 31, 2015, and was not renewed. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from College Assist for the years ended December 31, 2015 and 2014 was $37.4 million, and $48.8 million, respectively.

The Company’s second largest guaranty servicing client, Tennessee Student Assistance Corporation ("TSAC"), exited the FFELP guaranty business at the end of their contract term on June 30, 2016. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from TSAC for the years ended December 31, 2016, 2015, and 2014 was $9.6 million, $19.5 million, and $17.9 million, respectively.

After the expiration of TSAC's contract, the Company has no remaining guaranty revenue.

Competition

The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry for all of this segment's services, the competitive environment for which is discussed below.

Loan servicing

The principal competitor for existing and prospective FFELP and private education loan servicing business is Navient Corporation ("Navient"). Navient is the largest for-profit provider of servicing functions. In contrast to its competitors, the Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.

With the elimination of new loan originations under the FFEL Program, four servicers, including the Company, were named by the Department in 2009 as servicers of federally-owned loans. The three other servicers are Great Lakes, FedLoan Servicing (Pennsylvania Higher Education Assistance Agency ("PHEAA")), and Navient. In addition, the Department has contracts with 31 NFP entities to service student loans that are serviced by five prime servicers. These NFP entities were authorized in 2012 to begin servicing loans for existing borrower accounts. While previously these entities have only serviced existing loans, effective January 1, 2015 they began to receive a portion of new borrower loan activity. The Company currently licenses its hosted servicing software to three prime servicers that represent 13 NFP organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to the NFP servicers.

As described above, the Company's contract with the Department expires on June 16, 2019. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing system platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process is divided into two phases, and the Company and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected, and PHEAA and Navient were also selected to respond to Phase II. On January 6, 2017, GreatNet submitted its Phase II response to the Department and is currently awaiting announcement from the new administration on the next steps in the procurement process.

Software and technology

The Company is one of the leaders in the development of servicing software for guaranty agencies, consumer loan programs, the Federal Direct Loan Program, and FFELP student loans. Many student loan lenders and servicers utilize the Company's software either directly or indirectly. The Company believes the investments it has made to scale its systems and to create a secure infrastructure to support the Department's servicing volume and requirements increase its competitive advantage as a long-term partner in the loan servicing market.

Tuition Payment Processing and Campus Commerce

The Company's Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education). It also provides innovative education-focused technologies, services, and support solutions to help schools automate administrative processes and collect and process commerce data. The majority of this segment's customers are located in the United States; however, the Company has begun providing its products and services in Australia and currently believes there are opportunities to increase its customer base and revenue in Australia.

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Tuition Payment Processing and Campus Commerce Operating Segment - Results of Operations" for a discussion of the seasonality of the business in this operating segment.

K-12

In the K-12 market, the Company offers tuition management services, school information systems, and assistance with financial needs assessment and donor management. The Company provides services for nearly 13,500 K-12 schools and serves over two million families representing over three million students.

The Company is the market leader in actively managed tuition payment plans. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow families to make monthly payments generally over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company's financial needs assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

On June 3, 2014, the Company purchased 100 percent of the ownership interests of RenWeb. RenWeb provides school information systems to help schools automate administrative processes such as admissions, enrollment, scheduling, student billing, attendance, and grade book management. RenWeb's information systems software is sold as a subscription service to schools. The combination of RenWeb’s school administration software and the Company’s tuition management and financial needs assessment services has significantly increased the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.

Higher Education

The Company offers two principal products to the higher education market: actively managed tuition payment plans, and campus commerce technologies and payment processing. The Company provides service for 970 colleges and universities world-wide and serves over 7 million students and families.

Higher education institutions contract with the Company to administer actively managed payment plans that allow the student and family to make monthly payments on either a semester or annual basis. The Company collects a fee from the student or family as an administration fee.

The Company's suite of campus commerce solutions provides services that allow for families' electronic billing and payment of campus charges. Campus commerce includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among other activities. The Company earns revenue for e-billing, hosting and maintenance, credit card processing fees, and e-payment transaction fees, which are powered by the Company's secure payment processing systems.

The Company's campus commerce products are sold as a subscription service to colleges and universities. The systems process payments through the appropriate channels in the banking or credit card networks to make deposits into the client's bank account. The systems can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.).

Competition

The Company is the largest provider of tuition management services to the private and faith-based K-12 market in the United States. Competitors include financial institutions, tuition management providers, financial needs assessment providers, accounting firms, and a myriad of software companies.

In the higher education market, the Company targets business offices at colleges and universities. In this market, the primary competition is limited to only a few campus commerce and tuition payment providers, as well as solutions developed in-house by colleges and universities.

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

Communications

On December 31, 2015, the Company acquired the majority of the membership interests of Allo. Allo derives its revenue primarily from the sale of advanced telecommunication services, including internet, broadband, telephone, and television services, to business and residential customers in Nebraska, and specializes in high-speed internet and broadband services available through its all-fiber network. Allo currently serves the Scottsbluff, Gering, Bridgeport, North Platte, Ogallala, and Alliance communities in Nebraska. In September 2016, Allo began providing services in Lincoln, Nebraska, as part of a multi-year project to pass substantially all commercial and residential properties in the community. Allo currently plans to expand to additional communities in Nebraska and possibly surrounding states over the next several years.

Internet, broadband, and television services

Internet, broadband, and television services include data and video products and services to residential and business subscribers. Allo data services provide high-speed internet access over Allo's all-fiber network at various symmetrical speeds up to 1 gigabit per second, depending on the nature of the network facilities that are available, the level of service selected, and the geographic market availability. Allo also offers a variety of data connectivity services, including Ethernet services capable of connecting multiple connections over Allo's fiber-based networks. Allo's Internet Protocol Television Video ("IPTV") services range from limited basic service to advanced television, which includes several plans each with hundreds of local, national, and music channels, including premium and pay-per-view channels, as well as video on demand service. Subscribers may also subscribe to Allo's advanced video services, which consist of high-definition television, digital video recorders (“DVR”), and/or a whole home DVR. Allo's whole home DVR gives customers the ability to watch recorded shows on any television in the house, record multiple shows at one time, and utilize an intuitive on-screen guide and user interface.

Allo expects that internet and broadband services will continue to increase as a more significant component of its overall services, and offset the anticipated decline in traditional residential telephone and television services.

Telephone services

Local calling services include a full suite of telephone services, including basic services, primary rate interface ("PRI"), and session initiation protocol ("SIP"). Allo's service plans include options for voice-mail and other enhanced custom calling features including hunting, caller ID, call forwarding, and call waiting, among others. Services are charged at a fixed monthly rate or can be bundled with selected services at a discounted rate. Allo provides a hosted private branch exchange ("PBX") package, which utilizes a soft switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system. The package bundles local service, calling features, and internet protocol (“IP”) business telephones.

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

Network Architecture and Technology

Allo has made significant investments in its technologically advanced telecommunications networks. As a result, Allo is able to deliver high-quality, reliable internet, broadband, telephone, and television services through fiber optics. Allo's wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network to the customer premises, Allo can increase its service offerings, quality, and bandwidth services. Allo's existing fiber network enables it to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing amount of internet devices in the home. Allo's all-fiber network enhances its operating efficiencies by facilitating new network and technology choices that provide for lower costs to operate. Allo's networks are supported by an advanced digital telephone switch and IPTV service platform. The digital switch provides all local telephone customers with access to a full suite of telecommunication products, custom calling features, and value-added services. Allo's fiber network utilizes fiber-to-the-premise (“FTTP”) networks to offer bundled residential and commercial services. Allo leverages its high definition IPTV headend equipment to distribute content across its network allowing Allo to provide a sharp video picture, and to better manage costs of future channel additions and upgrades. Allo's network provides substantially all of its marketable homes and businesses with bandwidth of 1 gigabit per second.

Growth Strategy

As discussed above, Allo plans to increase its customer base with its superior all-fiber network by increasing market share in existing markets and entering additional markets currently served by carriers using traditional copper and coaxial cable in their telecommunications network, including Lincoln, Nebraska and additional communities in Nebraska and possibly surrounding states. Although the initial capital expenditures for these expansion efforts are expected to be significant, Allo believes that its service delivery model will continue to generate customer demand sufficient to provide attractive returns on the capital investment. In addition, Allo is focused on increasing revenues per customer by capitalizing on increased demand for bandwidth by commercial and residential customers.

Competition

Telecommunications businesses are highly competitive and continue to face increased competition as a result of technology changes and industry legislative and regulatory developments. Allo faces actual or potential competition from many existing and emerging companies, including incumbent and competitive local telephone companies, long-distance carriers and resellers, wireless companies, internet service providers ("ISPs"), satellite companies, cable television companies, and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. Due to consolidation and strategic alliances within the industry, Allo cannot predict the number of competitors it will face at any given time. The wireless business has expanded significantly and has caused many residential subscribers of traditional telephone services to discontinue those services and to rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are referred to as “over-the-top” services that deliver video content to televisions and computers over the internet. Over-the-top services can include episodes of highly-rated television series in their current broadcast seasons. They also can include content that is related to broadcast or sports content that Allo carries, but that is distinct and may be available only through the alternative source. Finally, the transition to digital broadcast television has allowed many consumers to obtain high definition local broadcast television signals (including many network affiliates) over-the-air, using a simple antenna. Consumers can pursue each of these options without foregoing any of the other options. The incumbent telephone carriers in the markets Allo serves enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition, and connection to virtually all of Allo's customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. Allo's competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services Allo offers. Their success in selling some services competitive with Allo's can lead to revenue erosion in other related areas. Allo faces intense competition in its markets for long-distance, internet access, and other ancillary services that are important to Allo's business and to its growth strategy.

Asset Generation and Management

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's student loan assets. As of December 31, 2016, the Company's student loan portfolio was $24.9 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's student loan spread, between the yield it receives on its student loan portfolio and the associated costs to finance such portfolio. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Results of Operations - Student Loan Spread Analysis,” for further details related to the student loan spread. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the student loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Student loans consist of federally insured student loans and private education loans. Federally insured student loans were originated under the FFEL Program. The Company's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. Substantially all of the Company's loan portfolio (98.9 percent as of December 31, 2016) is federally insured. The Company's portfolio of private education loans is subject to credit risk similar to other consumer loan assets.

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

Origination and Acquisition

The Reconciliation Act of 2010 eliminated originations of new FFELP loans effective July 1, 2010.   However, the Company believes there will be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, from July 1, 2010 through December 31, 2016, the Company purchased a total of $21.1 billion of FFELP student loans from various third-parties. The Company's competition for the purchase of student loan portfolios and residuals includes large banks, hedge funds, and other student loan finance companies.

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

Corporate and Other Activities

Real Estate and Other Investments
The Company makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including investments in real estate and start-up ventures. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company’s headquarters are located. These investments include projects for the development of properties in Lincoln’s east downtown Telegraph District, including a building planned as a new location for the Company’s student loan servicing operations, and the development of a building in Lincoln’s Haymarket District that will be the new headquarters of Hudl, which provides online video analysis and coaching tools software for athletes of all levels, and where the Company will also be a tenant. As of December 31, 2016, the total amount of real estate investments by the Company was $48.4 million. In addition, the Company has an equity investment in Hudl of $41.4 million. David S. Graff, a member of the Company’s Board of Directors, is a co-founder, the Chief Executive Officer, and a director of Hudl.

Regulation and Supervision

The Company's operating segments and industry partners are heavily regulated by federal and state government regulatory agencies. The following provides a summary of the more significant existing and proposed legislation and regulations affecting the Company. A failure to comply with these laws and regulations could subject the Company to substantial fines, penalties, and remedial and other costs, restrictions on business, and the loss of business. Regulations and supervision can change rapidly, and changes could alter the manner in which the Company operates and increase the Company's operating expenses as new or additional regulatory compliance requirements are addressed.

Loan Systems and Servicing

The Company's Loan Systems and Servicing operating segment, which services Federal Direct Loan Program, FFELP, and private education and consumer loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant federal laws and regulations include:

•	The Higher Education Act, which establishes financial responsibility and administrative capability that govern all third-party servicers of federally insured student loans

•	The Telephone Consumer Protection Act (“TCPA”), which governs communication methods that may be used to contact customers

•	The Truth-In-Lending Act and Regulation Z, which governs disclosures of credit terms to consumer borrowers

•	The Fair Credit Reporting Act and Regulation V, which governs the use and provision of information to consumer reporting agencies

•	The Equal Credit Opportunity Act and Regulation B, which prohibits discrimination on the basis of race, creed, or other prohibited factors in extending credit

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

As a student loan servicer for the federal government and for financial institutions, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act and related laws, rules, regulations, and policies. The Higher Education Act regulates every aspect of the federally insured student loan program. The Company has designed its servicing operations to comply with the Higher Education Act, and it regularly monitors the Company's operations to maintain compliance.

Under the TCPA, plaintiffs may seek actual monetary loss or damages of $500 - $1,500 per violation, whichever is greater, and the courts may treble the damage award for willful or knowing violations. In addition, TCPA lawsuits have asserted putative class action claims.

In July 2010, Congress passed The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to regulate a wide range of consumer financial products and services. The Company's student loan servicing business is subject to CFPB oversight authority.

In May 2015, the CFPB launched a public inquiry into student loan servicing practices throughout the industry. In September 2015, the CFPB issued a report discussing public comments submitted in response to the inquiry, and suggesting a framework to improve borrower outcomes and reduce defaults, including the creation of consistent, industry-wide standards for the entire servicing market. In July 2016, the Department expanded on those principles by outlining enhanced customer service standards and protections that will be incorporated into federal servicing contracts and guidelines.

The CFPB is authorized to draft new regulations implementing federal consumer financial protection laws, to enforce those laws and regulations, and to conduct examinations of the Company's operations to determine compliance. The CFPB’s authority includes the ability to assess financial penalties and fines and provide for restitution to consumers if it determines there have been violations of consumer financial protection laws. The CFPB also provides consumer financial education, tracks consumer complaints, requests data from industry participants, and promotes the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive, or abusive acts or practices and to ensure that all consumers have access to fair, transparent, and competitive markets for consumer financial products and services. The CFPB’s scrutiny of financial services has impacted participants’ approach to their services, including how the Company interacts with consumers.

In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state law. Most states also have statutes that prohibit unfair and deceptive practices. To the extent states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB under the Dodd-Frank Act, the Company's ability to offer the same products and services to consumers nationwide may be limited.

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

The Company's payment processing services are subject to the EFTA and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of debit cards and certain other electronic banking services. The Company assists bank partners with fulfilling their compliance obligations pursuant to these requirements.

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

The CFPB has regulatory oversight authority over consumer credit services and the prepaid card industry. The CFPB has proposed regulations regarding the prepaid card industry, which, if adopted as proposed, could impose significant additional disclosure requirements, overdraft requirements, and other requirements on the prepaid card industry. Similarly, other future actions of the CFPB could require further regulatory disclosures and changes to payment card practices, fees, routing, and other matters with respect to credit, debit, and prepaid cards.

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

Communications

The telecommunications business that the Company has entered through the acquisition of Allo on December 31, 2015 is subject to extensive federal, state, and local regulation. Under the Telecommunications Act of 1996 (“Telecommunications Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

At the federal level, the Federal Communications Commission ("FCC") generally exercises jurisdiction over facilities and services of local exchange carriers to the extent they are used to provide, originate, or terminate interstate or international communications. The FCC has the authority to condition, modify, cancel, terminate, or revoke operating authority for failure to comply with applicable federal laws or FCC rules, regulations, and policies.

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

Allo's aerial and underground construction operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. Allo could also be subject to potential liabilities in the event it causes a release of hazardous substances or other environmental damage resulting from underground objects Allo encounters.

Internet services

The provision of internet access services is not significantly regulated by either the FCC or the state commissions. However, the FCC has in recent years taken some steps toward the imposition of some controls on the provision of internet access, and has asserted that it has jurisdictional authority in some areas related to the promotion of an open internet. The extent of the FCC’s jurisdiction with respect to the internet has not been resolved, and the outcome could lead to increased costs for Allo in connection with its provision of internet services, and could affect Allo's ability to effectively compete.

As the internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial e-mail. Allo's internet services are subject to the Communications Assistance for Law Enforcement Act ("CALEA") requirements regarding law enforcement surveillance. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the internet. Pending and future legislation in this area could adversely affect Allo's operations as an ISP and relationship with internet customers. Additionally, the FCC and Congress are considering subjecting internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on Allo's high-speed internet service. Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.” State and local governmental organizations have also adopted internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new internet regulations or the adaptation of existing laws to the internet could adversely affect Allo's business.

On June 12, 2015, the FCC Net Neutrality Order became effective. The new rules prohibit ISPs from engaging in blocking, throttling, and paid prioritization, and transparency rules compelling the disclosure of network management policies were enhanced. The FCC would also have authority under the proposed rules to hear complaints and take enforcement action if it determines that the interconnection activities of ISPs are not just and reasonable, or if ISPs fail to meet general obligations not to harm consumers or what are referred to as edge providers. The rules could limit Allo’s ability to efficiently manage internet service and respond to operational and competitive challenges.

Television services

Federal regulations currently restrict the prices that cable systems charge for the minimum level of television programming service, referred to as “basic service,” and associated equipment. All other television service offerings are now universally exempt from rate regulation. Although basic service rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. The majority of Allo's local franchising authorities have never been certified to regulate basic service cable rates (and order rate reductions and refunds), but they generally retain the right to do so (subject to potential regulatory limitations under state franchising laws), except in those specific communities facing “effective competition,” as defined under federal law. There have been frequent calls to impose expanded rate regulation on the cable industry. As a result of rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. Federal rate regulations currently include certain marketing restrictions that could affect Allo's pricing and packaging of service tiers and equipment. As Allo attempts to respond to a changing marketplace with competitive pricing practices, we may face regulations that impede our ability to compete.

IPTV operations require state or local franchise or other authorization in order to provide cable service to customers. Allo is subject to regulation under a Communications Act framework that addresses such issues as the use of local streets and rights of way; the carriage of public, educational, and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; and similar issues. In addition, federal laws and FCC regulations place limits on the common ownership of cable systems and competing multichannel television distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area. The FCC has recently expanded its oversight and regulation of cable television-related matters. Federal law and regulations also affect numerous issues related to television programming and other content. Under federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three year cycle began on January 1, 2015. Allo has successfully negotiated agreements with all of the local television broadcast stations that would have been eligible for “must carry” treatment in each of our current markets. The contractual relationships between cable operators and most providers of content who are not television broadcast stations generally are not subject to FCC oversight or other regulation.

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

Telephone services

Allo offers voice communications services over a broadband network. The FCC has ruled that competitive telephone companies are entitled to interconnect with incumbent providers of traditional telecommunications services, which ensures that services can compete in the market. The FCC has also declared that certain services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of services is not yet clear. In November 2011, the FCC released an order significantly changing the rules governing intercarrier compensation payments for the origination and termination of telephone traffic between carriers. These rules have resulted and will continue to result in a substantial decrease in intercarrier compensation payments over a multi-year period.

Asset Generation and Management

The Dodd-Frank Act provides the Commodity Futures Trading Commission (the "CFTC") and the Securities and Exchange Commission (the "SEC") with substantial authority to regulate over-the-counter derivative transactions, and includes provisions that require derivative transactions to be executed through an exchange or central clearinghouse. On December 24, 2016, new risk retention rules went into effect that require issuers of asset-backed securities or persons who organize and initiate asset-backed securities transactions to retain a percentage of the underlying assets' credit risk. The higher retention requirements could decrease the leverage the Company obtains in a securitization and therefore potentially decrease the Company's return on equity from securitization transactions. These rules also expand disclosure and reporting requirements for each tranche of asset-backed securities, including new loan-level data requirements, and expand disclosure requirements relating to the representations, warranties, and enforcement mechanisms available to investors.

Corporate

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and safeguarding, non-public personal information. For example, in the United States, the Company and its financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA and Regulation P govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices. With certain exceptions, the GLBA prohibits a financial institution from disclosing a consumer’s nonpublic personal information to a nonaffiliated third-party unless the institution satisfies various notice requirements and the consumer does not elect to prevent, or “opt out of,” the disclosure. The GLBA also imposes specific requirements regarding the disclosure of customer account numbers and the reuse and redisclosure of information a financial institution provides to a third party. While the Company's operations are subject to certain provisions of these privacy laws, the Company has limited use of consumer information solely to providing services to other businesses and financial institutions. The Company limits sharing of non-public personal information to that necessary to complete transactions on behalf of the consumer and to that permitted by federal and state laws.

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2016, the Company had 56 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, Web sites, books and other publications, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

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

Employees

As of December 31, 2016, the Company had approximately 3,700 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

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

ITEM 1A.  RISK FACTORS

We operate our businesses in a highly competitive and regulated environment. We are subject to risks including, but not limited to, market, liquidity, credit, regulatory, technology, operational, security, and other business risks such as reputation damage related to negative publicity and dependencies on key personnel, customers, vendors, and systems. This section highlights specific risks that could affect us. Although this section attempts to highlight key risk factors, other risks may emerge at any time and we cannot predict all risks or estimate the extent to which they may affect our financial performance. These risk factors should be read in conjunction with the other information included in this report.

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

We fund the majority of our FFELP student loan assets with one-month or three-month LIBOR indexed floating rate securities. In addition, the interest rates on some of our debt are set via a “dutch auction.” Meanwhile, the interest earned on our FFELP student loan assets is indexed to one-month LIBOR, three-month commercial paper, and Treasury bill rates. The different interest rate characteristics of our loan assets and our liabilities funding these assets result in basis risk. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our student loan spread to compress, while in a rising interest rate environment, it may cause the spread to increase.

As of December 31, 2016, we had $22.8 billion, $1.3 billion, and $0.7 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $13.7 billion of debt indexed to three-month LIBOR, which resets quarterly, and $9.1 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history related to the U.S. and European debt crisis that have caused volatility to be high and correlation to be reduced. There can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

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

For the year ended December 31, 2016, we earned $152.3 million of fixed rate floor income, net of $17.6 million of settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.

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

By using derivative instruments, we are exposed to credit and market risk. We attempt to manage credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by our risk committee. As of December 31, 2016, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

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

When the fair value of a derivative instrument is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. The threshold at which we may be required to post collateral is dependent upon our unsecured credit rating.  We believe any downgrades from our current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate our contracts in the event of downgrades from the current ratings. However, some derivative contracts have mutual optional termination provisions that can be exercised during 2022. As of December 31, 2016, the fair value of derivatives with early termination provisions was a negative $2.7 million (a liability on the Company's balance sheet).

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties or the clearinghouse. Based on the interest rate swaps outstanding as of December 31, 2016 (for both the floor income and hybrid debt hedges), if the forward interest rate curve was one basis point lower for the remaining duration of these derivatives, we would have been required to post $1.6 million in additional collateral. In addition, if the forward basis curve between 1-month and 3-month LIBOR experienced a one basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay 1-month LIBOR and receive 3-month LIBOR), we would have been required to post $1.6 million in additional collateral.

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

However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives in which the fair value of such derivatives becomes negative, we could be required to deposit a significant amount of collateral with our derivative instrument counterparties and/or the clearinghouse. The collateral deposits, if significant, could negatively impact our liquidity and capital resources.

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

The vast majority (98.9 percent) of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios, considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.

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

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2016, our allowance for loan losses was $51.8 million. During the year ended December 31, 2016, we recognized a provision for loan losses of $13.5 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors, such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. If actual performance is significantly worse than currently estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.

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

As of December 31, 2016, we maintained three FFELP warehouse facilities as described in note 4 of the notes to consolidated financial statements included in this report. The FFELP warehouse facilities have revolving financing structures supported by 364-day liquidity provisions, which expire in 2017 and 2018. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by the final maturity dates in 2018 and 2019. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2016, $1.7 billion was outstanding under the FFELP warehouse facilities and $83.8 million was advanced as equity support.

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

One of our FFELP warehouse facilities provides formula based advance rates based on market conditions, which requires equity support to be posted to the facility. As of December 31, 2016, $656.3 million was outstanding under this warehouse facility and $20.3 million was advanced as equity support. In the event that a significant change in the valuation of loans results in additional required equity funding support for this warehouse facility greater than what we can provide, the warehouse facility could be subject to an event of default resulting in termination of the facility and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to this facility. A default on the FFELP warehouse facility would result in an event of default on our $350.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements.

We are subject to economic and market fluctuations related to our investments.

We currently invest a substantial portion of our excess cash in student loan asset-backed securities and other investments that are subject to market fluctuations. The fair value of these investments was $106.6 million as of December 31, 2016, including $103.8 million in student loan asset-backed securities. The student loan asset-backed securities earn a floating interest rate and carry expected returns of approximately LIBOR + 200-400 basis points to maturity. While the vast majority of these securities are backed by FFELP government guaranteed student loan collateral, most are in subordinate tranches and have a greater risk of loss with respect to the applicable student loan collateral pool. While we expect these securities to have few credit issues if held to maturity, they do have limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.

Changes in ratings on asset-backed securitization transactions, including those we sponsor, can have a material adverse impact on our ability to access the asset-backed securities market.

After securitizations are initially issued, if their performance does not align with rating agencies' expectations at the time of issuance, or if the rating agencies modify their assumptions and methodologies used for rating student loan securitizations, it is possible that initial high quality ratings on our subsidiaries’ securitizations, or those of other asset-backed securities issuers, could be materially lowered.  Such actions could adversely affect our ability to access the asset-backed securities market, or make new securitization transactions more expensive by requiring us to pay a higher spread over LIBOR when pricing new bonds.

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

We have entered into contracts with third-party service providers that provide critical services, technology, and software to our business segments. Some of our third-party vendors are primary service providers for which there are few substitutes. If any of these vendors should experience financial difficulties, system interruptions, regulatory violations, security threats, or they cannot otherwise meet our specifications, our ability to provide some services may be materially adversely affected, in which case our business, results of operations, and financial condition may be adversely affected.

We must satisfy certain requirements necessary to maintain the federal guarantees of our federally insured loans and the federally insured loans that we service for third parties, and we may incur penalties or lose our guarantees if we fail to meet these requirements.

As of December 31, 2016, we serviced $24.4 billion of FFELP loans that maintained a federal guarantee, of which $17.0 billion and $7.4 billion were owned by the Company and third-party entities, respectively.

We must meet various requirements in order to maintain the federal guarantee on federally insured loans. The federal guarantee on federally insured loans is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If the Company misinterprets Department guidance, or incorrectly applies the Higher Education Act, the Department could determine that the Company is not in compliance. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guarantee. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. However, not all deficiencies can be cured.

We are allowed three years from the date of the loan rejection to cure most loan rejections. If a cure cannot be achieved during this three year period, insurance is permanently revoked, although we maintain our right to collect the loan proceeds from the borrower. In cases where we purchase loans that were previously serviced by another servicing institution and we identify a serving deficiency by the prior servicer, we may, based on the terms of the purchase agreement, have the ability to require the previous lender to repurchase the rejected loans.

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

Failure to comply with federal and guarantor regulations may result in fines, penalties, the loss of the insurance and related federal guarantees on affected FFELP loans, the loss of special allowance payment benefits, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims, including potential claims by our servicing customers if they lose the federal guarantee on loans that we service for them. If the Company is subjected to significant fines, or loss of insurance or guarantees on a material number of FFELP loans, or if the Company loses its ability to service FFELP loans, it could have a material, negative impact on the Company's business, financial condition, or results of operations.

Our largest fee-based customer, the Department of Education, represented approximately 20 percent of our revenue in 2016. Failure to extend the Department contract or obtain a new Department contract, unfavorable contract modifications or interpretations, or our inability to consistently surpass competitor performance metrics, could significantly lower loan servicing revenue and hinder future servicing opportunities.

We are one of four TIVAS awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department, with new loan volume historically allocated among the four TIVAS based on certain performance metrics established by the Department and compared among that group. As of December 31, 2016, we were servicing $162.5 billion of student loans for 6.0 million borrowers under this contract. For the year ended December 31, 2016, we recognized $151.7 million in revenue from the Department, which represented approximately 20 percent of our revenue.

The Department also has contracts with 31 NFP entities to service student loans, although currently five NFP servicers service the volume allocated to these 31 entities. On March 2, 2016, the Department announced that new student loans will be allocated for servicing among the TIVAS and NFP servicers on the basis of performance metrics as compared among all loan servicers in that group. This change resulted in a decrease in our and the other TIVAS overall government allocation of new student loans for servicing. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor performance metrics. In addition, in the event the existing Department servicing contract becomes subject to unfavorable modifications or interpretations by the Department, loan servicing revenue could decrease significantly.

Our contract with the Department expires on June 16, 2019. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process is divided into two phases.

On May 5, 2016, we entered into an operating agreement with Great Lakes, also one of the four TIVAS, to form the joint venture GreatNet. The joint venture will operate as a separate legal entity and was created to deliver the single federal aid servicing solution to the Department. We and Great Lakes each own 50 percent of the ownership interest of GreatNet.

On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected, and PHEAA and Navient, the other two TIVAS, were also selected to respond to Phase II. On January 6, 2017, GreatNet submitted its Phase II response to the Department and is currently awaiting announcement from the new administration on the next steps in the procurement process. We have been informed that one of the two other bidders filed a bid protest in relation to this contract solicitation process on January 5, 2017.

In the event the Department servicing contract is not extended beyond the current expiration date or GreatNet is not chosen as the subsequent servicer, loan servicing revenue would decrease significantly. During a year of new political administration transitions, there are significant risks and uncertainties regarding the current Department contract and potential future Department contract, including potential delays, cancellation, or material changes to the structure of the contract procurement process.

Additionally, we are partially dependent on the existing Department contract to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of this contract provides us the scale and infrastructure needed to profitably expand into new business opportunities. Failure to extend the Department contract beyond the current expiration date, or obtain a new Department contract, could significantly hinder future opportunities.

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

Although we expect that our acquisition of Allo and resulting entry into the communications business will result in benefits to us, we may not be able to realize those benefits.

The success of our acquisition of Allo and resulting entry by us into the communications business depends in large part on the ability of Allo to successfully develop and expand fiber networks in existing service areas and additional communities within acceptable cost parameters, gain market share in communities in existing service areas, and obtain acceptable market share levels in additional communities that we do not yet serve. Allo may not be able to achieve those objectives and we may not realize the expected benefits from the acquisition of Allo. In addition, the expected benefits are subject to risks related to the uncertain nature of our ability to successfully integrate operations; the ability to successfully maintain technological competitive advantages with respect to the offered telecommunications, internet, television, telephone, and other related services and minimize potential system disruptions to the availability, speed, and quality of such services; potential changes in the marketplace, including potential decreases in market pricing for telecommunications and related services; potential changes in the demand for fiber optic internet, television, and telephone services; and increases in transport and content costs as discussed below.

Transport and content costs related to Allo’s video products and services are substantial and continue to increase.

The cost of video transport and content costs is expected to continue to be one of Allo’s largest operating costs associated with providing television service. Television programming content includes cable-oriented programming, as well as the programming of local over-the-air television stations that Allo retransmits. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. Allo’s relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs, whereas larger providers can often obtain discounts based on the number of their subscribers. This cost difference can cause Allo to experience reduced operating margins relative to our competitors with a larger subscriber base. In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While Allo expects these increases to continue, it may not be able to pass programming cost increases on to customers, particularly as an increasing amount of programming content becomes available via the internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and Allo may be unable to secure license rights to that programming. As Allo’s programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case Allo may be unable to provide such television programming causing business results to be adversely affected.

If Allo cannot obtain and maintain necessary rights-of-way for its communications network, Allo's operations may be interrupted and it would likely face increased costs.

Allo is dependent on easements, franchises, and licenses from various private parties such as established telephone companies and other utilities, railroads, long-distance companies and from state highway authorities, local governments and transit authorities for access to aerial pole space, underground conduits, and other rights-of-way in order to construct and operate its networks. Some agreements relating to rights-of-way may be short-term or revocable at will, and Allo cannot be certain that it will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of Allo's right-of-way agreements were terminated or could not be renewed, it may be forced to remove network facilities from the affected areas, relocate, or abandon networks, which would interrupt operations and force Allo to find alternative rights-of-way, and make unexpected capital expenditures.

If Allo cannot successfully manage construction risks and uncertainties, the expansion of its communications networks may not be achieved within acceptable cost parameters or result in desired levels of market share.

The success of our acquisition of Allo depends on the ability of Allo to successfully execute its current efforts and plans to construct expanded fiber communications networks to make its services available to additional homes and businesses. The construction of communications networks is subject to various risks and uncertainties, including risks and uncertainties related to the determination of the precise locations of easements and other rights-of-way necessary to construct and operate the networks, and the management of such construction in a manner that reasonably minimizes the disruption to other private property owners, including minimizing any unintended damage to property or equipment owned or utilized by private parties. If Allo is not successful in managing these and similar construction risks, it could experience higher than expected costs and reputational damage that adversely impacts market share and future revenues, and the currently expected benefits from its expansion efforts and plans may not be realized.

Allo may incur liabilities or suffer negative financial impact relating to occupational, health, and safety matters or failure to comply with safety or environmental laws.

Aerial and underground construction of new networks and service requires employees and contractors to work in the proximity of gas, electric, water, sewer, and other competitors’ utility services, and Allo's operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While Allo has invested, and will continue to invest, substantial resources in its robust occupational, health, and safety programs, Allo's business involves a high degree of operational risk, and there can be no assurance that it will avoid significant exposure. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. Allo could also be subject to potential liabilities in the event it causes a release of hazardous substances or other environmental damage resulting from underground objects they encounter. Environmental laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect Allo's results of operations and cash flows.

Industry changes and competitive pressures may harm revenues and profit margins, including future revenues and profit margins of our new communications business through Allo.

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

The internet, television, and telecommunications businesses are highly competitive. For a discussion of the competitive factors faced by Allo, see Part I, Item I, "Communications - Competition." Allo may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect competitors and Allo differently, new technologies, services and applications that may be introduced, and changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors which are larger and have more resources than Allo. If Allo does not compete effectively, it could lose customers, revenue, and market share; customers may reduce their usage of Allo's services or switch to a less profitable service; and Allo may need to lower prices or increase marketing efforts to remain competitive.

Our failure to successfully manage other business and certain asset acquisitions and other investments could have a material adverse effect on our business, financial condition, and/or results of operations.

We may acquire other new businesses, products, and services, or enhance existing businesses, products, and services, or make other investments to further diversify our businesses both within and outside of our historical education-related businesses, through acquisitions of other companies, product lines, technologies, and personnel, or through investments in real estate or other companies. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our business, financial condition, and/or results of operations. Correspondingly, our expectations as to the accretive nature of the acquisitions or investments could be inaccurate.

We must adapt to rapid technological change. If we are unable to take advantage of technological developments, or if we adopt and implement them more slowly than our competitors, we may experience a decline in the demand for our products and services.

Our long-term operating results depend substantially upon our ability to continually enhance, develop, introduce, and market new products and services. We must continually and cost-effectively maintain and improve our information technology systems and infrastructure in order to successfully deliver competitive products and services to our customers.  The widespread adoption of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services.  If we fail to enhance and scale our systems and operational infrastructure or products and services, our operating segments may lose their competitive advantage and this could adversely affect financial and operating results.

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

The CFPB has the authority to supervise and examine large nonbank student loan servicers, including us. If in the course of such an examination the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB positions, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, adverse regulatory actions, changes in our business practices, or other actions. In 2015, the CFPB conducted a public inquiry into student loan servicing practices and issued a report recommending the creation of consistent, industry-wide standards for the entire servicing market. In July 2016, the Department expanded on this by outlining enhanced customer service standards and protections that will be incorporated into federal servicing contracts and guidelines. The CFPB has also announced that it may issue student loan servicing rules in the future. This area is expected to be a continuing focus of the CFPB.

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

As a result of the Reconciliation Act of 2010, interest income on our existing FFELP loan portfolio, as well as revenue from third-party FFELP servicing and FFELP loan servicing software licensing and consulting fees, will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down and FFELP clients exit the market.

The Reconciliation Act of 2010 prohibits new loan originations under the FFEL Program and requires that all new federal loan originations be made through the Federal Direct Loan Program. The law did not alter or affect the terms and conditions of existing FFELP loans.

During the years ended December 31, 2016, 2015, and 2014, we recognized approximately $360 million, $425 million, and $430 million, respectively, of net interest income on our FFELP loan portfolio, approximately $26 million, $71 million, and $80 million, respectively, in guaranty and third-party FFELP servicing revenue, and approximately $6 million, $5 million, and $5 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program. These amounts will decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down.

The Company's FFELP guaranty servicing revenue was earned from two guaranty clients. A contract with one client expired on October 31, 2015 and was not renewed. The remaining guaranty client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. FFELP guaranty servicing revenue recognized by us from these two clients during the years ended December 31, 2016, 2015, and 2014 was $9.6 million, $56.9 million, and $66.7 million, respectively. After June 30, 2016, we have no remaining guaranty revenue.

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

In addition to corporate tax matters, as both a lender and servicer of student loans, we are required to report student loan interest received and cancellation of indebtedness to individuals and the Internal Revenue Service on an annual basis. These informational forms assist individuals in complying with their federal and state income tax obligations. The statutory and regulatory guidance regarding the calculations, recipients, and timing are complex and we know that interpretations of these rules vary across the industry. The complexity and volume associated with these informational forms creates a risk of error which could result in penalties or damage to our reputation.

Principal Shareholder and Related Party Transactions

Our Executive Chairman beneficially owns 77.6 percent of the voting rights of our shareholders and effectively has control over all matters at our Company.

Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 77.6 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all matters at our Company and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

Our contractual arrangements and transactions with Union Bank, which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting non-convertible preferred stock. Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 33.0 percent of the stock of F&M, including a total of 48.6 percent of the outstanding voting common stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, owns or controls a total of 31.7 percent of F&M stock, including a total of 47.5 percent of the outstanding voting common stock of F&M. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet, and may share voting and/or investment power with respect to such shares. As of December 31, 2016, Union Bank was deemed to beneficially own 11.4 percent of the voting rights of our common stock. As of December 31, 2016, Mr. Dunlap and Ms. Muhleisen beneficially owned 77.6 percent and 12.5 percent, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank, including loan purchases and sales, loan servicing, loan participations, banking services, 529 Plan administration services, lease arrangements, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2016, 2015, and 2014 related to the transactions with Union Bank was income (before income taxes) of $7.0 million, $6.6 million, and $17.1 million, respectively. See note 19 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.

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

ITEM 2. PROPERTIES

The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2016. The Company owns the building in Lincoln, Nebraska where its principal office is located.

Location	Primary function or segment	Approximate square feet		Lease expiration date

Lincoln, NE	Corporate Headquarters, Loan Systems and Servicing, Tuition Payment Processing and Campus Commerce	187,000	(a)	—

Highlands Ranch, CO	Loan Systems and Servicing	67,000		October 2020

Omaha, NE	Loan Systems and Servicing, Tuition Payment Processing and Campus Commerce	56,000		December 2017, December 2020, and December 2025

Lincoln, NE	Loan Systems and Servicing, Asset Generation and Management	51,000		November 2023 and March 2024

Aurora, CO	Loan Systems and Servicing	37,000		September 2019

Lincoln, NE	Communications	29,000		—

Lincoln, NE	Loan Systems and Servicing, Asset Generation and Management, Tuition Payment Processing and Campus Commerce	22,000	(b)	Month-to-month, February 2017, and October 2017 (b)

Burleson, TX	Tuition Payment Processing and Campus Commerce	17,000		October 2021

Imperial, NE	Communications	6,000		—

(a)	Excludes a total of approximately 27,000 square feet of owned office space that the Company leases to third parties.

(b)
Includes a total of approximately 16,000 square feet that became subject to month-to-month lease terms upon the expiration of the original lease in December 2016. Also includes approximately 4,200 square feet under a lease that expired in February 2017, at which time the Company vacated the property.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. As of January 31, 2017, there were 30,627,012 and 11,476,932 shares of Class A common stock and Class B common stock outstanding, respectively. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2017 was 904 and 45, respectively. The record holders of the Class B common stock are Michael S. Dunlap and Stephen F. Butterfield, an entity controlled by them, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low intraday sales prices for the Company's Class A common stock for each full quarterly period in 2016 and 2015.

	2016				2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$37.28	$38.19	$44.92	$44.08	$48.80	$48.69	$44.92	$36.97
Low	26.15	35.05	37.06	38.24	43.00	40.81	34.26	30.55

Dividends on the Company's Class A and Class B common stock were paid as follows during the years ended December 31, 2016 and 2015.

	2016				2015
Record date	3/1/16	6/1/16	9/1/16	12/1/16	2/27/15	6/1/15	9/1/15	12/1/15
Payment date	3/15/16	6/15/16	9/15/16	12/15/16	3/13/15	6/15/15	9/15/15	12/15/15
Dividend amount per share	$0.12	$0.12	$0.12	$0.14	$0.10	$0.10	$0.10	$0.12

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

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2011 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Nelnet, Inc.	$100.00	$128.55	$183.76	$203.98	$149.41	$228.77
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Financials	100.00	128.82	174.71	201.27	198.20	243.38

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2016 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2016	154,618	$39.65	154,140	4,639,743
November 1 - November 30, 2016	68,955	39.18	68,649	4,571,094
December 1 - December 31, 2016	2,203	52.22	—	4,571,094
Total	225,776	$39.63	222,789

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 478 shares, 306 shares, and 2,203 shares in October, November, and December, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$372,563	431,899	436,563	413,875	345,287
Loan systems and servicing revenue	214,846	239,858	240,414	243,428	209,748
Tuition payment processing, school information, and campus commerce revenue	132,730	120,365	98,156	80,682	74,410
Communications revenue	17,659	—	—	—	—
Enrollment services revenue	4,326	51,073	62,949	79,275	98,510
Other income	53,929	47,262	73,936	65,101	58,891
Gain on sale of loans and debt repurchases, net	7,981	5,153	3,651	11,699	4,139
Net income attributable to Nelnet, Inc.	256,751	267,979	307,610	302,672	177,997
Earnings per common share attributable to Nelnet, Inc. shareholders - basic and diluted:	6.02	5.89	6.62	6.50	3.76
Dividends per common share	0.50	0.42	0.40	0.40	1.40

Other Data:
Fixed rate floor income, net of derivative settlements	$152,336	184,746	179,870	148,431	145,345
Core student loan spread	1.28%	1.43%	1.48%	1.54%	1.44%
Acquisition of student loans (par value)	$356,110	4,036,333	6,099,249	4,058,997	3,885,138
Student loans serviced (at end of period)	194,821,646	176,436,497	161,642,254	138,208,897	97,492,053

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(Dollars in thousands, except share data)
Cash and cash equivalents	$69,654	63,529	130,481	63,267	66,031
Student loans receivable, net	24,903,724	28,324,552	28,005,195	25,907,589	24,830,621
Goodwill and intangible assets, net	195,125	197,062	168,782	123,250	126,511
Total assets	27,180,108	30,419,144	30,027,739	27,704,028	26,543,573
Bonds and notes payable	24,668,490	28,105,921	27,956,946	25,888,468	25,034,513
Nelnet, Inc. shareholders' equity	2,061,655	1,884,432	1,725,448	1,443,662	1,165,208
Tangible Nelnet, Inc. shareholders' equity (a)	1,866,530	1,687,370	1,556,666	1,320,412	1,038,697
Outstanding common shares	42,105,044	43,953,460	46,243,316	46,376,715	46,612,290
Book value per common share	48.96	42.87	37.31	31.13	25.00
Tangible book value per common share (a)	44.33	38.39	33.66	28.47	22.28

Ratios:
Shareholders' equity to total assets	7.59%	6.19%	5.75%	5.21%	4.39%

(a)
Tangible Nelnet, Inc. shareholders' equity, a non-GAAP measure, equals "Nelnet, Inc. shareholders' equity" less "Goodwill and intangible assets, net." Management believes tangible shareholders' equity and the corresponding tangible book value per common share are useful supplemental non-GAAP measures to evaluate the strength of the Company's capital position and facilitate comparisons with other companies in the financial services industry. However, there is no comprehensive authoritative guidance for the presentation of these measures, and similarly titled measures may be calculated differently by other companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2016, 2015, and 2014. All dollars are in thousands, except share data, unless otherwise noted.)

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

	Year ended December 31,
	2016	2015	2014
GAAP net income attributable to Nelnet, Inc.	$256,751	267,979	307,610
Derivative market value and foreign currency adjustments	(71,744)	(28,651)	(37,703)
Tax effect (a)	$27,263	10,887	14,327
Net income, excluding derivative market value and foreign currency adjustments (b)	$212,270	250,215	284,234

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$6.02	5.89	6.62
Derivative market value and foreign currency adjustments	(1.68)	(0.63)	(0.81)
Tax effect (a)	0.63	0.24	0.31
Net income, excluding derivative market value and foreign currency adjustments (b)	$4.97	5.50	6.12

(a)	The tax effects are calculated by multiplying the derivative market value and foreign currency adjustments by the applicable statutory income tax rate.

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

The decrease in net income, excluding derivative market value and foreign currency adjustments, for 2016 as compared to 2015, was expected due to the runoff of the Company's student loan portfolio and lower student loan spread, which decreased net interest income.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2016, the Company had a $24.9 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Loan Systems and Servicing ("LSS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Tuition Payment Processing and Campus Commerce ("TPP&CC") - referred to as Nelnet Business Solutions ("NBS")

•	Communications - referred to as Allo Communications ("Allo")

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the years ended December 31, 2016, 2015, and 2014 (dollars in millions).

(a)	Revenue includes intersegment revenue earned by LSS as a result of servicing loans for AGM.

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

The Company’s current outlook for 2017-2019 operating results is that the Company believes that net income for those years will be at decreased levels compared to 2016, due to the continued amortization of the Company’s FFELP loan portfolio and anticipated increases in interest rates. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio. In addition, the Company currently anticipates Allo's operating results will be dilutive to the Company's consolidated earnings over the next several years as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.
A summary of the results and financial highlights for each reportable operating segment and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 7 for additional detail.

Loan Systems and Servicing

•
As of December 31, 2016, the Company was servicing $194.8 billion in FFELP, private, and government owned student loans, as compared with $176.4 billion and $161.6 billion of loans as of December 31, 2015 and 2014, respectively. The year over year increase was due to an increase in government and private loan servicing volume.

•
Revenue decreased in 2016 compared to 2015 and 2015 compared to 2014 due primarily to the loss of two guaranty servicing and collection clients. The Company's guaranty servicing and collection revenue was earned from two guaranty clients, and a significant amount of such revenue came from one of those clients. The contract with this client expired on October 31, 2015. The other guaranty servicing and collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. After this customer's exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty revenue. FFELP guaranty servicing and FFELP guaranty collection revenue recognized by the Company from these clients for the years ended December 31, 2016, 2015, and 2014, was $9.6 million, $56.9 million, and $66.7 million, respectively. The decrease in revenue was partially offset by an increase in government and private servicing revenue.

•
Revenue from the government servicing contract increased to $151.7 million in 2016 compared to $133.2 million and $124.4 million in 2015 and 2014, respectively. The increase in 2016 compared to 2015 was due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, an increase in billable applications for TPD borrowers due to a new change request matching eligible borrowers to the social security administration database, and the transfer of borrowers from a not-for-profit servicer who exited the loan servicing business in August 2016. The increase in 2015 compared to 2014 was due to an increase in the number of borrowers serviced under the government servicing contract.

•
In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing system platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process is divided into two phases.

On May 6, 2016, the Company and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet. The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is also one of four TIVAS that currently has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. GreatNet was one of three entities selected to respond to Phase II of the procurement selection process. On January 6, 2017, GreatNet submitted its Phase II response to the Department and is currently awaiting announcement from the new administration on the next steps in the procurement process.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in 2016 and 2015, compared to 2015 and 2014, respectively, due to increases in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers. In addition, the Company purchased RenWeb on June 3, 2014, which contributed revenue of $8.8 million, $19.9 million, and $23.2 million in 2014, 2015, and 2016, respectively.

Communications

•
On December 31, 2015, the Company purchased the majority of the ownership interests of Allo for total cash consideration of $46.25 million.  On January 1, 2016, the Company sold a 1.0 percent ownership interest in Allo to a non-related third-party for $0.5 million. The remaining 7.5 percent of the ownership interests of Allo is owned by members of Allo management, who have the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.  The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition, and such assets and liabilities were included in the Company's balance sheet as of December 31, 2015.  However, Allo had no impact on the consolidated statement of income for 2015.  On January 1, 2016, the Company began to reflect the operations of Allo in the consolidated statements of income.

•
For the year ended December 31, 2016, the operating segment recorded a net loss of $5.9 million. The Company anticipates this operating segment will be dilutive to consolidated earnings over the next several years as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

•
The Company anticipates total network capital expenditures of approximately $80 million in 2017; however, such amount could change based on customer demand for Allo's services. For the year ended December 31, 2016, Allo's capital expenditures were $38.8 million.

Asset Generation and Management

•
During the year ended December 31, 2016 compared to the same period in 2015, the average balance of the Company's student loan portfolio decreased $1.8 billion, to $26.9 billion, due primarily to the amortization of the portfolio, and limited portfolio acquisitions from third parties. The Company acquired $356.1 million of FFELP and private education student loans during 2016, compared to $4.0 billion in 2015 and $6.1 billion in 2014.

•
Core student loan spread decreased to 1.28% for 2016, compared to 1.43% for 2015. This decrease was a result of decreases in variable student loan spread and fixed rate floor income. Variable student loan spread decreased due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans. Fixed rate floor income decreased due to an increase in interest rates.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During 2016, 2015, and 2014, the Company earned $152.3 million, $184.7 million, and $179.9 million, respectively, of fixed rate floor income (net of $17.6 million, $23.0 million, and $24.4 million of derivative settlements, respectively, used to hedge such loans).

•
In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Previously, the Company amortized premiums and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding pre-tax increase to interest income ($5.1 million after tax). The Company concluded this error had an immaterial impact on 2016 results as well as the results for prior periods.

•
During the fourth quarter of 2016, the Company redeemed certain debt securities prior to their legal maturity and recognized $7.4 million, or $4.6 million after tax, in interest expense to write off the remaining debt discount associated with these bonds.

Corporate and Other Activities

•
Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisory subsidiary, recognized investment advisory revenue of $6.1 million, $4.3 million, and $17.7 million for 2016, 2015, and 2014, respectively. These amounts include performance fees earned from the sale of managed securities or managed securities being called prior to the full contractual maturity. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities were more limited in 2016 and 2015 as compared to 2014.

•
On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Services. The Company retained the digital marketing and content solution products and services under the brand name Peterson's within the Nelnet Enrollment Services business, which include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. The Company reclassified the revenue and cost of goods sold attributable to the Peterson's products and services from "enrollment services revenue" and "cost to provide enrollment services" to "other income" and "other expenses," respectively, on the consolidated statements of income. After this reclassification, "enrollment services revenue" and "cost to provide enrollment services" include the operating results of the products and services sold as part of the Sparkroom disposition for all periods presented. These reclassifications had no effect on consolidated net income.

Liquidity and Capital Resources

•
As of December 31, 2016, the Company had cash and cash equivalents of $69.7 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $106.6 million as of December 31, 2016.

•	For the year ended December 31, 2016, the Company generated $325.3 million in net cash provided by operating activities.

•
Forecasted undiscounted future cash flows from the Company's student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.07 billion as of December 31, 2016.

•
As of December 31, 2016, no amounts were outstanding on the Company's unsecured line of credit and $350.0 million was available for future use. The unsecured line of credit has a maturity date of December 12, 2021.

•	During 2016, the Company repurchased a total of 2,038,368 shares of Class A common stock for $69.1 million ($33.90 per share).

•	During 2016, the Company paid cash dividends of $21.2 million ($0.50 per share).

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

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the years ended December 31, 2016, 2015, and 2014 is provided below.

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

	Year ended December 31,
	2016	2015	2014	Additional information
Loan interest	$751,280	726,258	703,007
Increase in 2016 compared to 2015 due to an increase in the gross yield earned on the student loan portfolio and an adjustment recorded during 2016 to reflect the net impact on prior periods for a correction of an error regarding the Company's method of applying the interest method to amortize premiums and accrete discounts on its student loan portfolio, partially offset by a decrease in the average balance of student loans and a decrease in gross fixed rate floor income. Increase in 2015 compared to 2014 due to an increase in the average balance of student loans and the gross yield earned on student loans.

Investment interest	9,466	7,851	6,793	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	760,746	734,109	709,800
Interest expense	388,183	302,210	273,237
Increase in 2016 compared to 2015 due to an increase in the Company's cost of funds. In addition, during 2016, the Company redeemed certain debt securities prior to their legal maturity and recognized interest expense to write off the remaining debt discount associated with these bonds. These increases were partially offset by a decrease in average debt outstanding. Increase in 2015 compared to 2014 due to an increase in the Company's cost of funds and an increase in average debt outstanding.

Net interest income	372,563	431,899	436,563	See table below for additional analysis.
Less provision for loan losses	13,500	10,150	9,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	359,063	421,749	427,063
Other income:
LSS revenue	214,846	239,858	240,414	See LSS operating segment - results of operations.
TPP&CC revenue	132,730	120,365	98,156	See TPP&CC operating segment - results of operations.
Communications revenue	17,659	—		See Communications operating segment - results of operations.
Enrollment services revenue	4,326	51,073	62,949	See table below for additional analysis.
Other income	53,929	47,262	73,936	See table below for the components of "other income."
Gain on sale of loans and debt repurchases, net	7,981	5,153	3,651	Gains are primarily from the repurchase of the Company's own asset-backed and unsecured debt securities. In 2014, gains from debt repurchases were partially offset by losses on the sale of loans.
Derivative settlements, net	(21,949)	(24,250)	(21,843)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency adjustments, net	71,744	28,651	37,703
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	481,266	468,112	494,966
Operating expenses:
Salaries and benefits	255,924	247,914	228,079
Increase in 2016 compared to 2015 due to additional personnel to support the increase in TPP&CC revenue and the acquisition of Allo on December 31, 2015, partially offset by a decrease in personnel in the LSS operating segment as a result of the loss of guaranty servicing clients and improved operational efficiencies, and a decrease in personnel due to the sale of Sparkroom during the first quarter of 2016. Increase in 2015 compared to 2014 due to additional personnel to support increased LSS servicing volume and TPP&CC revenue, as well as increased headcount as a result of a TPP&CC acquisition during 2014.

Depreciation and amortization	33,933	26,343	21,134
Increases due to investments in information technology infrastructure, additional investments in TPP&CC systems and products, and due to the acquisition of Allo on December 31, 2015 and a TPP&CC acquisition on June 3, 2014. Allo's capital expenditures during 2016 were $38.8 million. Intangible amortization expense for 2016, 2015, and 2014 was $11.6 million, $9.8 million, and $6.5 million, respectively.

Loan servicing fees	25,750	30,213	27,009
Third-party servicing fees decreased in 2016 due to a declining loan portfolio. Additionally, the Company pays higher third-party servicing fees on delinquent loans, and the Company's third-party serviced loan portfolio had fewer delinquent loans in 2016 compared to 2015 and thus, third-party fees decreased. The increase in 2015 compared to 2014 was due to purchases of a significant amount of loans serviced at third parties.

Cost to provide communication services	6,866	—	—	Represents cost of services primarily composed of television programming costs in the Communications operating segment.
Cost to provide enrollment services	3,623	41,733	49,985	See table below for additional analysis.
Other	115,419	123,014	126,303
Decrease due to a decrease in collection costs associated with the decrease in FFELP guaranty collection revenue, partially offset by increases as a result of the acquisition of Allo on December 31, 2015, and a TPP&CC acquisition on June 3, 2014, and an increase to support the increase in tuition payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Total operating expenses	441,515	469,217	452,510
Income before income taxes	398,814	420,644	469,519
Income tax expense	141,313	152,380	160,238
Effective tax rate: 2016 - 35.50%, 2015 - 36.25%, 2014 - 34.25%. During 2014, income tax expense was reduced by $5.9 million due to a tax capital loss resulting from certain asset sales. The Company currently expects its effective tax rate to range between 35.50% and 37.50% in future periods.

Net income	257,501	268,264	309,281
Net income attributable to noncontrolling interest	750	285	1,671
Net income attributable to Nelnet, Inc.	$256,751	267,979	307,610

Additional information:
Net income attributable to Nelnet, Inc.	$256,751	267,979	307,610
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments.

Derivative market value and foreign currency adjustments	(71,744)	(28,651)	(37,703)
Tax effect	27,263	10,887	14,327
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency adjustments	$212,270	250,215	284,234

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Year ended December 31,
	2016	2015	2014	Additional information
Variable student loan interest margin, net of settlements on derivatives	$195,823	222,479	234,814
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	152,336	184,746	179,870
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	9,466	7,851	6,793
Non-portfolio related derivative settlements	(915)	(1,014)	(1,026)
Corporate debt interest expense	(6,096)	(6,413)	(5,731)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured and secured lines of credit.
Net interest income (net of settlements on derivatives)	$350,614	407,649	414,720

The following tables summarize the components of "Enrollment services revenue" and "cost to provide enrollment services."

	Inquiry management (marketing) (a)	Inquiry management (software) (a)	Total (a)
	Year ended December 31, 2016
Enrollment services revenue	$4,005	321	4,326
Cost to provide enrollment services	3,623	—	3,623
Gross profit	$382	321	703
Gross profit %	9.5%

	Year ended December 31, 2015
Enrollment services revenue	$47,277	3,796	51,073
Cost to provide enrollment services	41,733	—	41,733
Gross profit	$5,544	3,796	9,340
Gross profit %	11.7%

	Year ended December 31, 2014
Enrollment services revenue	$58,341	4,608	62,949
Cost to provide enrollment services	49,985	—	49,985
Gross profit	$8,356	4,608	12,964
Gross profit %	14.3%

(a)
On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Services. After the sale of Sparkroom LLC, the Company no longer earns inquiry management revenue.

The following table summarizes the components of "other income."

	Year ended December 31,
	2016	2015	2014
Peterson's revenue (a)	$14,254	19,632	19,934
Borrower late fee income	12,838	14,693	14,760
Investment advisory fees (b)	6,129	4,302	17,653
Realized and unrealized gains/(losses) on investments classified as available-for-sale and trading, net	2,773	143	7,289
Remeasurement of business acquisition contingent consideration	—	(925)	1,268
Reduction of repurchase obligation (c)	—	—	4,235
Other (d)	17,935	9,417	8,797
Other income	$53,929	47,262	73,936

(a)	The decrease in revenue in 2016 compared to 2015 and 2014 was due to the loss of rights to a certain publication.

(b)
The Company provides investment advisory services under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. Due to improvements in the capital markets, the opportunities to earn performance fees on the sale of student loan asset-backed securities were more limited in 2016 and 2015 as compared to 2014. As of December 31, 2016, the outstanding balance of investments subject to these arrangements was $907.0 million.

(c)	During 2014, the Company recognized income related to the modification of certain servicing agreements in which the Company's loan repurchase obligation was reduced.

(d)
The operating results for the year ended December 31, 2016 include a gain of approximately $3.0 million related to the Company's sale of Sparkroom, LLC in February 2016. In addition, during 2016 the Company recognized net gains of $5.1 million related to the sale of various real estate, venture capital, and other investments.

LOAN SYSTEMS AND SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Government Servicing
Private Servicing
FFELP Servicing
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$97,492
$68,780
$2,103
$26,609
$138,208
$110,512
$2,524
$25,172
$161,642
$133,643
$3,035
$24,964
$168,811
$140,795
$3,391
$24,625
$169,872
$141,517
$3,679
$24,676
$175,311
$146,659
$4,245
$24,407
$176,437
$147,345
$4,632
$24,460
$182,230
$153,142
$5,197
$23,891
$183,635
$153,800
$5,657
$24,178
$193,162
$161,660
$6,377
$25,125
$194,822
$162,538
$7,887
$24,397
Dec 31, 12
Dec 31, 13
Dec 31, 14
Mar 31, 15
Jun 30, 15
Sep 30, 15
Dec 31, 15
Mar 31, 16
Jun 30, 16
Sep 30, 16
Dec 31, 16

Company owned	$21,237	$21,397	$19,742	$19,369	$18,934	$18,593	$18,886	$18,433	$18,079	$17,429	$16,962
% of total	21.8%	15.5%	12.2%	11.5%	11.1%	10.6%	10.7%	10.1%	9.8%	9.0%	8.7%
Number of servicing borrowers:
Government servicing	3,892,929	5,305,498	5,915,449	5,882,446	5,817,078	5,886,266	5,842,163	5,786,545	5,726,828	6,009,433	5,972,619
FFELP servicing	1,626,146	1,462,122	1,397,295	1,358,551	1,353,785	1,339,307	1,335,538	1,298,407	1,296,198	1,357,412	1,312,192
Private servicing	173,948	195,580	202,529	205,926	209,854	230,403	245,737	250,666	267,073	292,989	355,096
Total:	5,693,023	6,963,200	7,515,273	7,446,923	7,380,717	7,455,976	7,423,438	7,335,618	7,290,099	7,659,834	7,639,907

Number of remote hosted borrowers	6,912,204	1,915,203	1,611,654	1,592,813	1,559,573	1,710,577	1,755,341	1,796,783	1,842,961	2,103,989	2,230,019

Summary and Comparison of Operating Results

	Year ended December 31,
	2016	2015	2014	Additional information
Net interest income	$111	49	30
Loan systems and servicing revenue	214,846	239,858	240,414	See table below for additional analysis.
Intersegment servicing revenue	45,381	50,354	55,139	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Year over year decrease was due to portfolio run-off.
Total other income	260,227	290,212	295,553
Salaries and benefits	132,072	134,635	125,844
Decrease in 2016 compared to 2015 due primarily to a decrease in personnel as a result of the loss of guaranty servicing and collection clients discussed below and improved operational efficiencies, partially offset by additional personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private loan servicing volume. Increase in 2015 compared to 2014 due to additional personnel to support the increase in volume of loans serviced under the government servicing contract and the increase in private loan servicing volume.

Depreciation and amortization	1,980	1,931	1,734
Other expenses	40,715	57,799	59,521
Collection costs associated with FFELP guaranty collection revenue were $3.5 million, $19.2 million, and $24.3 million in 2016, 2015, and 2014, respectively. Excluding collection costs, other expenses were $37.2 million, $38.6 million, and $35.2 million in 2016, 2015, and 2014, respectively. See additional information below regarding the decrease in FFELP guaranty collection revenue.

Intersegment expenses, net	24,204	29,706	31,956	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	198,971	224,071	219,055
Income before income taxes	61,367	66,190	76,528
Income tax expense	(23,319)	(25,153)	(29,081)
Net income	38,048	41,037	47,447
Net loss attributable to noncontrolling interest	—	20	—
Net income attributable to Nelnet, Inc.	$38,048	41,057	47,447
Before tax operating margin	23.6%	22.8%	25.9%

Loan systems and servicing revenue

	Year ended December 31,
	2016	2015	2014	Additional information
Government servicing	$151,728	133,189	124,378
Increase in 2016 compared to 2015 due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, an increase in billable applications for TPD borrowers due to a new change request matching eligible borrowers to the social security administration database, and the transfer of borrowers from a not-for-profit servicer who exited the loan servicing business in August 2016. Increase in 2015 compared to 2014 was due to an increase in the number of borrowers serviced under the government servicing contract.

FFELP servicing	15,948	14,248	13,334
Year over year increases due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private servicing	15,600	12,040	10,497	Increase due to growth in private loan servicing volume from existing and new clients.
FFELP guaranty servicing	2,349	9,318	11,284
The Company’s guaranty servicing revenue was earned from two guaranty servicing clients.  A contract with one client expired on October 31, 2015, and was not renewed.   Guaranty servicing revenue from this customer was $4.9 million and $6.4 million in 2015 and 2014, respectively.  The remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016.  Guaranty servicing revenue from this customer was $2.3 million, $4.4 million, and $4.9 million in 2016, 2015, and 2014, respectively. Effective June 30, 2016, the Company has no remaining guaranty servicing revenue.

FFELP guaranty collection	7,211	47,597	55,369
The Company’s guaranty collection revenue was earned from two guaranty collection clients.  A contract with one client expired on October 31, 2015, and was not renewed. Guaranty collection revenue from this customer was $32.5 million and $42.4 million in 2015 and 2014, respectively. The remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. Guaranty collection revenue from this customer was $7.2 million, $15.1 million, and $13.0 million in 2016, 2015, and 2014, respectively. The Company incurred collection costs that were directly related to guaranty collection revenue. Effective June 30, 2016, the Company has no remaining guaranty collection revenue.

Software services	18,132	19,492	22,349
The majority of software services revenue relates to providing hosted student loan servicing. Year over year decreases were due to a decrease in the average number of remote hosted borrowers. In addition, in August 2016, a not-for-profit servicer exited the business and their servicing volume was transferred to the Company and is included in the Company's government servicing volume.

Other	3,878	3,974	3,203	The majority of this revenue relates to providing contact center outsourcing activities.
Loan systems and servicing revenue	$214,846	239,858	240,414

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

The Company purchased RenWeb on June 3, 2014. The results of RenWeb's operations are reported in the Company's consolidated financial statements from the date of acquisition. RenWeb's revenue from the date of acquisition through December 31, 2014 and for the years ended December 31, 2015 and 2016 was $8.8 million, $19.9 million, and $23.2 million, respectively.

Summary and Comparison of Operating Results

	Year ended December 31,
	2016	2015	2014	Additional information
Net interest income	$9	3	6
Tuition payment processing, school information, and campus commerce revenue	132,730	120,365	98,156
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transaction volume, and new school customers.

Other income (expense)	—	(925)	1,268	Amount represents the remeasurement of contingent consideration to fair value related to the acquisition of RenWeb.
Total other income	132,730	119,440	99,424
Salaries and benefits	62,329	55,523	48,453
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional personnel to support the increase in payment plans and school information system customers and continued system maintenance and enhancements.

Depreciation and amortization	10,595	8,992	8,169
Amortization of intangible assets for 2016, 2015, and 2014 was $9.2 million, $8.9 million, and $6.5 million, respectively. As a result of the acquisition of RenWeb, the Company recorded $37.2 million of intangible assets.

Other expenses	18,486	15,161	13,006
In addition to the acquisition of RenWeb referred to above, the remaining increase was due to additional expenses to support the increase in payment plans and school information system customers and continued system maintenance and enhancements.

Intersegment expenses, net	6,615	8,617	4,769	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	98,025	88,293	74,397
Income before income taxes	34,714	31,150	25,033
Income tax expense	(13,191)	(11,838)	(9,513)
Net income	$21,523	19,312	15,520
Before tax operating margin	26.2%	26.1%	25.2%

COMMUNICATIONS OPERATING SEGMENT - RESULTS OF OPERATIONS

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

Summary of Operating Results - Year ended December 31, 2016

During 2016, Allo began providing services in Lincoln, Nebraska, as part of a multi-year project to pass substantially all commercial and residential properties in the community. Due to the substantial increase of activity within this segment throughout 2016 as a result of the Lincoln network build-out, the Company has provided the 2016 quarterly results for the Communications segment below.

	Three months ended				Year ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016	Additional information
Net interest expense	$(147)	(205)	(318)	(600)	(1,270)
Allo has a line of credit with Nelnet, Inc. (parent company). The interest expense incurred by Allo and related interest income earned by Nelnet, Inc. is eliminated for the Company's consolidated financial statements. The outstanding balance on this line of credit as of December 31, 2015 and 2016 was $13.9 million and $58.0 million, respectively.

Communications revenue	4,346	4,478	4,343	4,492	17,659	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services.
Salaries and benefits	1,089	1,377	2,325	2,857	7,649
At December 31, 2015 and December 31, 2016, Allo had 97 and 318 employees, respectively, including part-time employees. Allo also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as Allo builds its network.

Depreciation and amortization	1,129	1,378	1,630	1,923	6,060
Depreciation reflects the allocation of the costs of Allo's property and equipment over the period in which such assets are used. The gross property and equipment balances related to this segment as of December 31, 2015 and 2016 were $34.4 million and $71.3 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired Allo over their estimated useful lives.

Cost to provide communications services	1,703	1,681	1,784	1,697	6,866	Cost of services is primarily composed of television programming costs.
Other expenses	753	813	1,545	1,260	4,370
Other operating expenses include selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, personal property taxes, and provision for losses on accounts receivable.

Intersegment expenses, net	144	187	279	347	958	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	4,818	5,436	7,563	8,084	25,903
Loss before income taxes	(619)	(1,163)	(3,538)	(4,192)	(9,514)
Income tax benefit	235	442	1,344	1,593	3,615
Net loss	$(384)	(721)	(2,194)	(2,599)	(5,899)

Additional Information:
Net loss	$(384)	(721)	(2,194)	(2,599)	(5,899)
Net interest expense	147	205	318	600	1,270
Income tax benefit	(235)	(442)	(1,344)	(1,593)	(3,615)
Depreciation and amortization	1,129	1,378	1,630	1,923	6,060
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$657	420	(1,590)	(1,669)	(2,184)	For additional information regarding this non-GAAP measure, see the table immediately below.

Certain financial and operating data for Allo is summarized in the tables below.

	Year ended December 31,
	2016	2015 (a)	2014 (a)	2013 (a)
Residential revenue	$10,480	8,665	6,155	3,988
Business revenue	6,362	6,940	6,163	5,541
Other revenue	817	—	—	—
Total revenue	$17,659	15,605	12,318	9,529

Net (loss) income	$(5,899)	600	(499)	(1,034)
EBITDA (b)	(2,184)	4,274	3,000	1,715

Capital expenditures	38,817	6,678	4,522	6,775

Revenue contribution:
Internet	38.8%	36.1%	33.3%	31.8%
Telephone	26.5	29.9	34.9	42.1
Television	32.1	32.6	29.4	24.7
Other	2.6	1.4	2.4	1.4
	100.0%	100.0%	100.0%	100.0%

Residential customer information:
Households served	9,814	7,600	5,794	3,905
Households passed (c)	30,962	21,274	16,433	16,054
Total households in current markets	137,500	28,874	19,592	19,592
Total households in current markets and new markets announced (d)	137,500	137,500	23,389	19,592

(a)	Represents unaudited historical financial and operating data of Allo prior to the Company's acquisition.

(b)
Earnings (loss) before interest, income taxes, depreciation, and amortization ("EBITDA") is a supplemental non-GAAP performance measure that is frequently used in capital-intensive industries such as telecommunications. Allo's management uses EBITDA to compare Allo's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. EBITDA excludes interest and income taxes because these items are associated with a company's particular capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses primarily reflect the impact of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods, which may be evaluated through cash flow measures. The Company reports EBITDA for Allo because the Company believes that it provides useful additional information for investors regarding a key metric used by management to assess Allo's performance. There are limitations to using EBITDA as a performance measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from Allo's calculations. In addition, EBITDA should not be considered a substitute for other measures of financial performance, such as net income or any other performance measures derived in accordance with GAAP. A reconciliation of EBITDA from net income

(loss) under GAAP for 2016 is presented in the table, "Summary of Operating Results - Year Ended December 31, 2016," above, and for the years 2015, 2014, and 2013 is presented in the table immediately below.

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$600	(499)	(1,034)
Net interest expense	623	614	555
Income taxes	—	—	—
Depreciation and amortization	3,051	2,885	2,194
Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$4,274	3,000	1,715

(c)
Represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines, but have not been connected.

(d)
In November 2015, Allo announced plans to expand its network to make services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of December 31, 2016, the Company had a $24.9 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company's student loan portfolio as of December 31, 2016 and 2015, see note 3 of the notes to consolidated financial statements included in this report.

Loan Activity

The following table sets forth the activity of loans:

	Year ended December 31,
	2016	2015	2014
Beginning balance	$28,555,749	28,223,908	26,121,306
Loan acquisitions	356,110	4,036,333	6,099,249
Repayments, claims, capitalized interest, and other	(2,520,835)	(2,466,378)	(2,745,341)
Consolidation loans lost to external parties	(1,242,621)	(1,234,118)	(990,960)
Loans sold	(44,760)	(3,996)	(260,346)
Ending balance	$25,103,643	28,555,749	28,223,908

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for 2016, 2015, and 2014, and a summary of the Company's student loan delinquency amounts as of December 31, 2016, 2015, and 2014, see note 3 of the notes to consolidated financial statements included in this report.

Provision for loan losses for federally insured loans was $14.0 million in 2016 compared to $8.0 million in 2015. During the third quarter of 2016, the Company determined an additional allowance was necessary related to a $1.2 billion (principal balance as of September 30, 2016) portfolio of federally insured rehabilitated loans that were purchased in 2012 and 2013 and recognized $5.0 million (pre-tax) in provision expense related to these loans.  For loans purchased where there is evidence of credit deterioration since the origination of the loan, the Company records a credit discount, separate from the allowance for loan losses, which is non-accretable to interest income.  Remaining discounts and premiums for purchased loans are recognized in interest income over the remaining estimated lives of the loans.  The Company continues to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine the need for any additional allowance for loan losses. As of the date of acquisition of the $1.2 billion federally insured rehabilitated loan portfolio, which had a balance of $2.9 billion as of the date of acquisition, the Company recognized a non-accretable credit discount of $33.2 million and an accretable discount of $37.1 million.

The Company's provision for loan losses for private education loans decreased during 2016 compared to 2015 as a result of the Company purchasing more private education loans in 2015 as compared to 2016.

The Company currently expects the credit performance of its overall student loan portfolio to improve as loans continue to season with the length of time they are in active repayment.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets.

	Year ended December 31,
	2016	2015	2014
Variable student loan yield, gross	2.90%	2.59%	2.55%
Consolidation rebate fees	(0.83)	(0.83)	(0.82)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.06	0.05	0.05
Variable student loan yield, net	2.13	1.81	1.78
Student loan cost of funds - interest expense (b)	(1.41)	(1.02)	(0.95)
Student loan cost of funds - derivative settlements	(0.01)	—	0.01
Variable student loan spread	0.71	0.79	0.84
Fixed rate floor income, net of settlements on derivatives	0.57	0.64	0.64
Core student loan spread	1.28%	1.43%	1.48%

Average balance of student loans	$26,863,526	28,647,108	28,036,577
Average balance of debt outstanding	26,729,196	28,687,086	28,116,989

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

(b) In the fourth quarter of 2016, the Company redeemed certain debt securities prior to their legal maturity and recognized $7.4 million in interest expense to write off the remaining debt discount associated with these bonds. The impact of this expense was excluded from the above table.

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

Variable student loan spread decreased in 2016 compared to 2015 due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above), and decreased in 2015 as compared to 2014 as a result of earning a lower yield on the student loans included in securitizations of which residual interests were acquired relative to the yield earned on the rest of the student loan portfolio.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Year ended December 31,
	2016	2015	2014
Fixed rate floor income, gross	$169,979	207,787	204,250
Derivative settlements (a)	(17,643)	(23,041)	(24,380)
Fixed rate floor income, net	$152,336	184,746	179,870
Fixed rate floor income contribution to spread, net	0.57%	0.64%	0.64%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016, 2015, and 2014 were due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  The decrease in fixed rate floor income in 2016 compared to 2015 was due to an increase in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2016	2015	2014	Additional information
Net interest income after provision for loan losses	$355,375	420,424	424,140	See table below for additional analysis.
Other income	15,709	15,939	21,532
The primary component of other income is borrower late fees, which were $12.8 million, $14.7 million, and $14.8 million in 2016, 2015, and 2014, respectively. In 2014, $4.2 million in income was recognized related to the modification of certain servicing agreements in which the Company's loan repurchase obligation was reduced.

Gain (loss) on sale of loans and debt repurchases, net	5,846	2,034	(1,357)
Gains were primarily from the Company repurchasing its own asset-backed debt securities. In 2014, the Company recognized a loss from the sale of loans, which was partially offset by gains from debt repurchases.

Derivative market value and foreign currency adjustments, net	70,368	27,216	42,936
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Derivative settlements, net	(21,034)	(23,238)	(20,818)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as reflected in the table below.

Total other income	70,889	21,951	42,293
Salaries and benefits	1,985	2,172	2,316
Loan servicing fees	25,750	30,213	27,009
Third-party servicing fees decreased in 2016 due to a declining loan portfolio. Additionally, the Company pays higher third-party servicing fees on delinquent loans, and the Company's third-party serviced loan portfolio had fewer delinquent loans in 2016 compared to 2015 and thus, third-party fees decreased. The increase in 2015 compared to 2014 was due to purchases of a significant amount of loans serviced at third parties.

Other expenses	6,005	5,083	6,602
Intersegment expenses, net	46,494	50,899	56,325
Amount includes fees paid to the LSS operating segment for the servicing of the Company's student loan portfolio. Decrease due to the run off of the portfolio serviced by LSS. In addition, intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	80,234	88,367	92,252
Income before income taxes	346,030	354,008	374,181
Income tax expense	(131,492)	(134,522)	(142,189)
Net income	$214,538	219,486	231,992

Additional information:
Net income	$214,538	219,486	231,992
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

Derivative market value and foreign currency adjustments, net	(70,368)	(27,216)	(42,936)
Tax effect	26,740	10,342	16,316
Net income, excluding derivative market value and foreign currency adjustments	$170,910	202,612	205,372

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2016	2015	2014	Additional Information
Variable interest income, net of settlements on derivatives	$776,922	740,778	718,274
Increase in 2016 compared to 2015 due to an increase in the gross yield earned on student loans, net of settlements on derivatives, partially offset by a decrease in the average balance of student loans. Increase in 2015 compared to 2014 due to an increase in gross yield earned on student loans and an increase in the average balance of student loans.

Consolidation rebate fees	(223,911)	(237,233)	(230,956)	Decrease in 2016 compared to 2015 due to a decrease in the average consolidation loan balance. Increase in 2015 compared to 2014 due to an increase in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	24,900	14,731	15,002
Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in discount accretion (interest income).

Interest on bonds and notes payable	(382,088)	(295,797)	(267,506)
Increase in 2016 compared to 2015 due to an increase in cost of funds. In addition, during 2016, the Company redeemed certain debt securities prior to their legal maturity and recognized interest expense to write off the remaining debt discount associated with these bonds. These increases were partially offset by a decrease in the average balance of debt outstanding. Increase in 2015 compared to 2014 due to an increase in cost of funds and an increase in the average balance of debt outstanding.

Variable student loan interest margin, net of settlements on derivatives	195,823	222,479	234,814
Fixed rate floor income, net of settlements on derivatives	152,336	184,746	179,870	The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income decreased in 2016 compared to 2015 due to the rising interest rate environment.
Investment interest	3,507	1,939	374
Intercompany interest	(3,825)	(1,828)	(2,236)
Provision for loan losses - federally insured loans	(14,000)	(8,000)	(11,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Recovery of (provision for) loan losses - private education loans	500	(2,150)	1,500
Net interest income after provision for loan losses (net of settlements on derivatives)	$334,341	397,186	403,322

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Loan Systems and Servicing and Tuition Payment Processing and Campus Commerce operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and capital needs to expand Allo's communications network in the Company's Communications operating segment.

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

The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities, asset-backed securitizations, and liquidity programs offered by the Department), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and student loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, repurchases of common stock, repurchases of its own debt, and expansion of Allo's fiber network.  The Company has also used its common stock to partially fund certain business acquisitions.

Sources of Liquidity

The Company has historically generated positive cash flow from operations. For the years ended December 31, 2016 and 2015, the Company's net cash provided by operating activities was $325.3 million and $391.4 million, respectively.

As of December 31, 2016, the Company had cash and cash equivalents of $69.7 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $106.6 million as of December 31, 2016.

The Company also has a $350.0 million unsecured line of credit that matures on December 12, 2021. As of December 31, 2016, no amounts were outstanding on the unsecured line of credit and $350.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are effectively retired and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2016, the Company holds $73.8 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

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

Cash Flows

During the year ended December 31, 2016, the Company generated $325.3 million from operating activities, compared to $391.4 million for the same period in 2015. The decrease in cash provided by operating activities reflects a decrease in net income, changes in the adjustments to net income for derivative market value adjustments and a decrease in proceeds from terminating certain derivative instrument contracts in 2016 as compared to 2015. These factors were partially offset by changes in non-cash adjustments for foreign currency transaction adjustments and increases in deferred income tax expense, accrued interest payable, and other liabilities in 2016 as compared to 2015. Accrued interest on loans purchased is included in cash flows from operating activities in the respective period of the purchase. Net purchased accrued interest was $71.4 million in 2015. Net purchased accrued interest for 2016 was not significant.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities and cash used in financing activities for the year ended December 31, 2016 was $3.3 billion and $3.6 billion, respectively, and for the year ended December 31, 2015 was $1.4 billion and $1.9 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral:

	As of December 31, 2016
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$23,354,438	6/25/21 - 9/25/65
FFELP warehouse facilities	1,677,443	9/7/18 - 12/13/19
	$25,031,881

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

As of December 31, 2016, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.07 billion as detailed below.  The $2.07 billion includes approximately $774.7 million (as of December 31, 2016) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "student loans receivable," "restricted cash," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2016.  As of December 31, 2016, the Company had $23.3 billion of loans included in asset-backed securitizations, which represented 93.0 percent of its total FFELP and private education student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2016, private education loans funded with cash on the balance sheet, or loans acquired subsequent to December 31, 2016.

Asset-backed Securitization Cash Flow Forecast
$2.07 billion
(dollars in millions)
$400
$350
$300
$250
$200
$150
$100
$50
$-
$260
$200
$180
$200
$350
$225
$150
$65
$55
$100
$60
$35
$20
$170
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030 and after

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of FFEL Program debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $190 million to $250 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of December 31, 2016, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $80.9 million. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2016, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.1 billion, of which $1.7 billion was outstanding and $447.6 million was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of December 31, 2016, the Company had $83.8 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2016, see note 4 of the notes to consolidated financial statements included in this report.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2016, $496.8 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

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

In July 2016, Fitch published revised criteria for its ratings of FFELP securitizations, and in August 2016, Moody’s published an updated methodology for its ratings of FFELP securitizations. In September and October 2016, Fitch downgraded, under its revised criteria, its rating of one tranche from a prior Company-sponsored securitization, and Moody’s downgraded, under its updated methodology, its ratings of six tranches from prior Company-sponsored securitizations and four tranches from securitizations acquired by the Company from third parties.

On June 15, 2016, the Company announced the launch of an online investor communication forum to facilitate the amendment of securitizations to extend the legal final maturity dates. During 2016, the Company received investor consent to extend by five years the legal final maturity on 11 securitizations, which represent a total of approximately $6.0 billion in original par value. Depending on future investor consent, the Company may seek to extend the legal final maturity dates on additional securitizations.

The ultimate impact of these developments on the Company’s current and future securitizations is uncertain. Depending on future rating agency actions and market conditions, the Company currently anticipates continuing to access the asset-backed securitization market. Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, student loans purchased from third parties, and/or student loans in its existing asset-backed securitizations.

On October 12, 2016, the Company completed a FFELP asset-backed securitization totaling $426.0 million (par value). The proceeds from this transaction were used primarily to refinance student loans included in the Company's FFELP warehouse facilities. In addition, on December 21, 2016, the Company completed a private education loan asset-backed securitization totaling $226.0 million (par value). The proceeds from this transaction were used to refinance private education loans included in the Company's private loan warehouse, which was terminated upon completion of this transaction.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2016, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or a third-party clearinghouse. The collateral deposits, if significant, could negatively impact the Company's liquidity and capital resources. As of December 31, 2016, the fair value of the Company's derivatives subject to collateral deposits with counterparties or a third-party clearinghouse which had a negative fair value (a liability in the Company's balance sheet), was $10.2 million. As of December 31, 2016, the Company had $7.8 million of collateral deposited with counterparties or a clearinghouse related to these derivatives.

Liquidity Impact Related to the Communications Operating Segment

Allo has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In November 2015, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. The Company anticipates total capital expenditures of approximately $80 million in 2017. However, such amounts could change based on customer demand for Allo's services. For the year ended December 31, 2016, the Company's capital expenditures were $38.8 million. Allo has a line of credit with Nelnet, Inc. (parent company) that Allo uses for its operating activities and capital expenditures. This note and the related interest expense incurred by Allo and the interest income recognized by Nelnet, Inc. is eliminated in the Company's consolidated financial statements. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund Allo's operating activities and capital expenditures.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of December 12, 2021. As of December 31, 2016, the unsecured line of credit had no amounts outstanding and $350.0 million was available for future use. Upon the maturity date in 2021 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of December 31, 2016, $50.2 million of Hybrid Securities were outstanding. On January 23, 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. The aggregate principal amount of notes tendered to the Company was $29.2 million. The Company paid $24.6 million in February 2017 to redeem these notes, and the amendments described above were made to the indenture. After the completion of this tender offer, the Company has $21.0 million of Hybrid Securities that remain outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building in Lincoln, Nebraska that is to be the new corporate headquarters for Hudl, a related party. TDP is an entity established during 2015 for the sole purpose of developing and operating this building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of December 31, 2016, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

For further discussion of these debt obligations of the Company, see note 4 of the notes to consolidated financial statements included in this report.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 4 of the notes to consolidated financial statements included in this report for information on debt repurchased by the Company during the years ended December 31, 2016, 2015, and 2014.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2016, 2015, and 2014 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2016	2,038,368	$69,091	$33.90
Year ended December 31, 2015	2,449,159	96,169	39.27
Year ended December 31, 2014	381,689	15,713	41.17

As of December 31, 2016, 4,571,094 shares remain authorized for purchase under the Company's repurchase program.

Dividends

Dividends of $0.12 per share on the Company’s Class A and Class B common stock were paid on March 15, 2016, June 15, 2016, and September 15, 2016, respectively, and a dividend of $0.14 per share was paid on December 15, 2016.

The Company's Board of Directors declared a first quarter 2017 cash dividend on the Company's Class A and Class B common stock of $0.14 per share. The dividend will be paid on March 15, 2017, to shareholders of record at the close of business on March 1, 2017.

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

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2016
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$25,100,420	—	1,677,443	163,267	23,259,710
Operating lease obligations	26,411	5,316	9,110	5,370	6,615
Total	$25,126,831	5,316	1,686,553	168,637	23,266,325

(a)	Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.

As of December 31, 2016, the Company had a reserve of $18.2 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

In September 2016, Allo began providing telecommunications services in Lincoln, Nebraska, as part of a commitment under franchise agreements with the city for Allo to use commercially reasonable best efforts to pass substantially all commercial and residential properties in the community within the first four years of the agreements. During 2016, Allo’s capital expenditures were $38.8 million, and Allo anticipates capital expenditures of approximately $80 million in 2017. The majority of these capital expenditures are for the network build-out in Lincoln. The currently anticipated capital expenditures for 2017 and beyond to build out the Lincoln network are not included in the above table, since there are no fixed and/or determinable minimum amounts which Allo must incur, and the amounts and timing thereof could change based on customer demand for Allo’s services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the following critical accounting policies and estimates that are discussed in more detail below: allowance for loan losses, revenue recognition, consolidation of Variable Interest Entities ("VIEs"), income taxes, and accounting for derivatives.

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

Revenue Recognition

The Company recognizes student loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. The most sensitive estimate related to the amortization/accretion of loan premiums/discounts, deferred origination costs, and borrower benefits is the estimate of the constant prepayment rate (“CPR”). CPR is a variable in the life of loan estimate that measures the rate at which loans in a portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect the CPR estimate, including the level of loan consolidation activity (an event that causes a loan balance to decline faster than contractually required) and utilization of FFEL Program debt management options such as income-based repayment (an event that causes a loan balance to decline slower than contractually required). Other factors that can affect the Company's CPR estimate include changes in the Company's and its competitors' business strategies, legislative changes, interest rate changes, changes to the current economic and credit environment, and which historic period to start with in arriving at the Company's prepayment assumptions and whether additional adjustments may be needed to those historical periods. Should any of these factors change, the estimates made by management would also change, which in turn would impact the amount of loan premium/discount and deferred origination cost amortization recognized by the Company in a particular period.

In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Previously, the Company amortized premiums and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income (a $5.1 million after tax increase to net income). The Company concluded this error had an immaterial impact on 2016 results as well as the results for prior periods.

The Company also earns revenue from its service and product offerings in its fee-based operating segments, including Loan Systems and Servicing, Tuition Payment Processing and Campus Commerce, Communications, and Enrollment Services. The revenue recognition policy for these services and products can be found in note 2 of the notes to consolidated financial statements included in this report.

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

Consolidation of VIEs

The Company has determined that its education lending subsidiaries and Allo Communications LLC are VIEs of which the Company is the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. There can be considerable judgment required in determining the primary beneficiary of the VIEs with which the Company is associated, and there are no "bright line" tests. Rather, the assessment of who has the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and who has the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE can be very qualitative and judgmental in nature.
The Company's education lending subsidiaries are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The Company is generally the administrator and master servicer of the securitized assets held in its education lending subsidiaries and owns the residual interest of the securitization trusts. As a result, for accounting purposes, the transfers of student loans to the securitization trusts do not qualify as sales. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements and are summarized as supplemental information on the balance sheet.
The Company owns 91.5 percent of Allo Communications LLC, which provides pure fiber optic services to residential and business customers in Nebraska. In addition to the Company's variable interest of an equity investment, Nelnet, Inc. (parent company) issued a line of credit to Allo to fund Allo’s operating activities and capital expenditures. The amounts owed by Allo to Nelnet, Inc., as well as the interest expense incurred by Allo and interest income earned by Nelnet, Inc., are not reflected in the Company’s consolidated financial statements as they are eliminated in consolidation. All of Allo's financial activities and related assets and liabilities, excluding the line of credit, are reflected in the Company’s consolidated financial statements.
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

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance once it becomes effective on January 1, 2018 and the standard allows the use of either the retrospective or cumulative effect transition method. The Company currently plans to use the cumulative effect transition method. The Company is continuing to evaluate the impact this standard will have on its ongoing financial reporting. However, it does not currently believe the implementation will have a material impact to its financial statements. The majority of the Company's revenue earned in its Asset

Generation and Management segment, including loan interest and derivative activity, is explicitly excluded from the scope of the new guidance. The Company continues to evaluate the impact to revenue earned from its fee-based operating segments and the presentation and disclosures.
Classification and Measurement
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

Leases

In February 2016, the FASB issued accounting guidance regarding the accounting for leases. The new standard will require the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented. It will be effective for the Company as of January 1, 2019. Early adoption is permitted. The Company is evaluating the impact this standard will have on its ongoing financial reporting.

Allowance for Loan Losses

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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2016		As of December 31, 2015
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,585,283	34.2%	$11,229,584	39.3%
Variable-rate loan assets	16,518,360	65.8	17,326,165	60.7
Total	$25,103,643	100.0%	$28,555,749	100.0%

Fixed-rate debt instruments	$131,733	0.5%	$18,355	0.1%
Variable-rate debt instruments	24,968,687	99.5	28,584,976	99.9
Total	$25,100,420	100.0%	$28,603,331	100.0%

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

No variable-rate floor income was earned by the Company during the years ended December 31, 2016, 2015, and 2014. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2016	2015	2014
Fixed rate floor income, gross	$169,979	207,787	204,250
Derivative settlements (a)	(17,643)	(23,041)	(24,380)
Fixed rate floor income, net	$152,336	184,746	179,870

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2016, 2015, and 2014 were due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. The decrease in gross fixed rate floor income in 2016 compared to 2015 was due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that are earning fixed rate floor income as of December 31, 2016:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance

3.0 - 3.49%	3.37%	0.73%	$618,437
3.5 - 3.99%	3.65%	1.01%	2,068,884
4.0 - 4.49%	4.20%	1.56%	1,554,758
4.5 - 4.99%	4.72%	2.08%	936,646
5.0 - 5.49%	5.22%	2.58%	591,452
5.5 - 5.99%	5.67%	3.03%	416,122
6.0 - 6.49%	6.19%	3.55%	480,089
6.5 - 6.99%	6.70%	4.06%	468,555
7.0 - 7.49%	7.17%	4.53%	163,681
7.5 - 7.99%	7.71%	5.07%	279,873
8.0 - 8.99%	8.18%	5.54%	645,611
> 9.0%	9.05%	6.41%	225,746
			$8,449,854

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2016, the weighted average estimated variable conversion rate was 2.42% and the short-term interest rate was 61 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2016 used by the Company to economically hedge loans earning fixed rate floor income.

	Notional amount	Weighted average fixed rate paid by the Company (a)
Maturity

2017	$750,000	0.99%
2018	1,350,000	1.07
2019	3,250,000	0.97
2020	1,500,000	1.01
2025	100,000	2.32
	$6,950,000	1.02%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2016:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$22,840,482	—
3 month H15 financial commercial paper	Daily	1,261,717	—
3 month Treasury bill	Daily	727,785	—
3 month LIBOR (a) (b)	Quarterly	—	13,683,024
1 month LIBOR	Monthly	—	9,052,459
Auction-rate (c)	Varies	—	998,415
Asset-backed commercial paper (d)	Varies	—	1,072,023
Other (e)		1,349,387	1,373,450
		$26,179,371	26,179,371

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2016.

Maturity	Notional amount
2026	$1,150,000
2028	325,000
2031	300,000
$1,775,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2016 was one-month LIBOR plus 10.1 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of December 31, 2016, the Company was sponsor for $998.4 million of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

(d)	The interest rates on certain of the Company's warehouse facilities are indexed to asset-backed commercial paper rates.

(e)	Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) included in FFELP asset-backed securitizations and warehouse facilities.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(67,877)	(17.0)%	$(124,818)	(31.3)%	$(16,033)	(4.1)%	$(48,098)	(12.1)%
Impact of derivative settlements	59,847	15.0	179,541	45.0	3,052	0.8	9,155	2.3
Increase (decrease) in net income before taxes	$(8,030)	(2.0)%	$54,723	13.7%	$(12,981)	(3.3)%	$(38,943)	(9.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.12)		$0.80		$(0.19)		$(0.57)
	Year ended December 31, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(83,412)	(19.8)%	$(151,492)	(36.0)%	$(17,079)	(4.1)%	$(51,238)	(12.2)%
Impact of derivative settlements	38,439	9.1	115,315	27.4	6,161	1.5	18,484	4.4
Increase (decrease) in net income before taxes	$(44,973)	(10.7)%	$(36,177)	(8.6)%	$(10,918)	(2.6)%	$(32,754)	(7.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.61)		$(0.49)		$(0.16)		$(0.46)
	Year ended December 31, 2014
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(81,669)	(17.4)%	$(144,648)	(30.8)%	$(17,231)	(3.6)%	$(51,697)	(11.0)%
Impact of derivative settlements	40,267	8.6	120,801	25.7	7,649	1.6	22,951	4.9
Increase (decrease) in net income before taxes	$(41,402)	(8.8)%	$(23,847)	(5.1)%	$(9,582)	(2.0)%	$(28,746)	(6.1)%
Increase (decrease) in basic and diluted earnings per share	$(0.55)		$(0.32)		$(0.12)		$(0.38)

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for the Company. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.

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

We have audited Nelnet, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nelnet, Inc.'s (the Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Nelnet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nelnet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Lincoln, Nebraska
February 27, 2017

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2016, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS - Nominees,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's Annual Meeting of Shareholders scheduled to be held on May 25, 2017 (the “Proxy Statement”), is incorporated herein by reference.

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

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2016
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	2,466,519	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	2,466,519

(1)
Includes 1,902,872, 55,036, and 508,611 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

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

3.4
Composite Second Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended, filed as Exhibit 3.2 (appearing as Exhibit 32 on the electronic filing listing) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and incorporated by reference herein.

3.5
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

Exhibit Index

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

Exhibit Index

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

10.25
Management Agreement, dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.26
Management Agreement, dated effective as of January 4, 2016, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.

10.27
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.28
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.29
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

10.31
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

10.32
Amendment No. 1 dated as of December 12, 2016 to the Amended and Restated Credit Agreement dated as of October 30, 2015, by and among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 14, 2016 and incorporated herein by reference.

10.33
Amended and Restated Guaranty dated as of October 30, 2015, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.34
Annex I to Guaranty dated as of December 12, 2016 to the Amended and Restated Guaranty dated as of October 30, 2015 by Allo Communications LLC, a subsidiary of Nelnet, Inc., in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 14, 2016 and incorporated herein by reference.

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

10.42±
Master Private Loan Program Agreement dated as of December 22, 2014, by and between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.43±
Education Loan Marketing and Referral Agreement dated as of December 22, 2014, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company, filed as Exhibit 10.44 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.44±
Private Student Loan Origination and Servicing Agreement dated as of December 22, 2014, by and between Nelnet Servicing, LLC and Union bank and Trust Company, filed as Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.45±
Guaranteed Purchase Agreement dated as of December 22, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.46 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.46
Private Loan Sale Agreement dated as of October 9, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.47
Private Student Loan Servicing Agreement dated as of October 9, 2014, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.48
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

Exhibit Index

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

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include an optional summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2017
NELNET, INC

		By:	/s/ JEFFREY R. NOORDHOEK
Name: Jeffrey R. Noordhoek
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 27, 2017
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2017
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 27, 2017
Michael S. Dunlap

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	February 27, 2017
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	February 27, 2017
James P. Abel

/s/ WILLIAM R. CINTANI	Director	February 27, 2017
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 27, 2017
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 27, 2017
David S. Graff

/s/ THOMAS E. HENNING	Director	February 27, 2017
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 27, 2017
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 27, 2017
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Nelnet, Inc.:
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nelnet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nelnet, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Lincoln, Nebraska
February 27, 2017

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015
	2016	2015
	(Dollars in thousands, except share data)
Assets:
Student loans receivable (net of allowance for loan losses of $51,842 and $50,498, respectively)	$24,903,724	28,324,552
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	7,841	11,379
Cash and cash equivalents - held at a related party	61,813	52,150
Total cash and cash equivalents	69,654	63,529
Investments and notes receivable	254,144	303,681
Restricted cash	980,961	832,624
Restricted cash - due to customers	119,702	144,771
Accrued interest receivable	391,264	383,825
Accounts receivable (net of allowance for doubtful accounts of $1,549 and $2,003, respectively)	43,972	51,345
Goodwill	147,312	146,000
Intangible assets, net	47,813	51,062
Property and equipment, net	123,786	80,482
Other assets	10,245	8,583
Fair value of derivative instruments	87,531	28,690
Total assets	$27,180,108	30,419,144
Liabilities:
Bonds and notes payable	$24,668,490	28,105,921
Accrued interest payable	45,677	31,507
Other liabilities	197,488	169,906
Due to customers	119,702	144,771
Fair value of derivative instruments	77,826	74,881
Total liabilities	25,109,183	28,526,986
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 30,628,112 shares and 32,476,528 shares, respectively	306	325
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares	115	115
Additional paid-in capital	420	—
Retained earnings	2,056,084	1,881,708
Accumulated other comprehensive earnings	4,730	2,284
Total Nelnet, Inc. shareholders' equity	2,061,655	1,884,432
Noncontrolling interests	9,270	7,726
Total equity	2,070,925	1,892,158

Total liabilities and equity	$27,180,108	30,419,144

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$25,090,530	28,499,180
Restricted cash	970,306	814,294
Accrued interest receivable and other assets	390,504	384,230
Bonds and notes payable	(25,105,704)	(28,405,133)
Other liabilities	(290,996)	(353,607)
Fair value of derivative instruments, net	(66,453)	(64,080)
Net assets of consolidated education lending variable interest entities	$988,187	874,884

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$751,280	726,258	703,007
Investment interest	9,466	7,851	6,793
Total interest income	760,746	734,109	709,800
Interest expense:
Interest on bonds and notes payable	388,183	302,210	273,237
Net interest income	372,563	431,899	436,563
Less provision for loan losses	13,500	10,150	9,500
Net interest income after provision for loan losses	359,063	421,749	427,063
Other income:
Loan systems and servicing revenue	214,846	239,858	240,414
Tuition payment processing, school information, and campus commerce revenue	132,730	120,365	98,156
Communications revenue	17,659	—	—
Enrollment services revenue	4,326	51,073	62,949
Other income	53,929	47,262	73,936
Gain on sale of loans and debt repurchases, net	7,981	5,153	3,651
Derivative market value and foreign currency adjustments and derivative settlements, net	49,795	4,401	15,860
Total other income	481,266	468,112	494,966
Operating expenses:
Salaries and benefits	255,924	247,914	228,079
Depreciation and amortization	33,933	26,343	21,134
Loan servicing fees	25,750	30,213	27,009
Cost to provide communications services	6,866	—	—
Cost to provide enrollment services	3,623	41,733	49,985
Other expenses	115,419	123,014	126,303
Total operating expenses	441,515	469,217	452,510
Income before income taxes	398,814	420,644	469,519
Income tax expense	141,313	152,380	160,238
Net income	257,501	268,264	309,281
Net income attributable to noncontrolling interests	750	285	1,671
Net income attributable to Nelnet, Inc.	$256,751	267,979	307,610
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$6.02	5.89	6.62
Weighted average common shares outstanding - basic and diluted	42,669,070	45,529,340	46,469,615

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2016, 2015, and 2014
	2016	2015	2014
	(Dollars in thousands)
Net income	$257,501	268,264	309,281
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	5,789	(1,570)	9,006
Reclassification adjustment for gains recognized in net income, net of losses	(1,907)	(2,955)	(8,506)
Income tax effect	(1,436)	1,674	(184)
Total other comprehensive income (loss)	2,446	(2,851)	316
Comprehensive income	259,947	265,413	309,597
Comprehensive income attributable to noncontrolling interest	750	285	1,671
Comprehensive income attributable to Nelnet, Inc.	$259,197	265,128	307,926

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2016, 2015, and 2014
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2013	—	34,881,338	11,495,377	$—	349	115	24,887	1,413,492	4,819	328	1,443,990
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	201	201
Net income	—	—	—	—	—	—	—	307,610	—	1,671	309,281
Other comprehensive income	—	—	—	—	—	—	—	—	316	—	316
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,970)	(1,970)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(18,542)	—	—	(18,542)
Issuance of common stock, net of forfeitures	—	248,290	—	—	3	—	3,551	—	—	—	3,554
Compensation expense for stock based awards	—	—	—	—	—	—	4,561	—	—	—	4,561
Repurchase of common stock	—	(381,689)	—	—	(4)	—	(15,709)	—	—	—	(15,713)
Conversion of common stock	—	8,445	(8,445)	—	—	—	—	—	—	—	—
Balance as of December 31, 2014	—	34,756,384	11,486,932	—	348	115	17,290	1,702,560	5,135	230	1,725,678
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	7,443	7,443
Net income	—	—	—	—	—	—	—	267,979	—	285	268,264
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,851)	—	(2,851)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(232)	(232)
Cash dividends on Class A and Class B common stock - $0.42 per share	—	—	—	—	—	—	—	(19,025)	—	—	(19,025)
Issuance of common stock, net of forfeitures	—	159,303	—	—	2	—	3,860	—	—	—	3,862
Compensation expense for stock based awards	—	—	—	—	—	—	5,188	—	—	—	5,188
Repurchase of common stock	—	(2,449,159)	—	—	(25)	—	(26,338)	(69,806)	—	—	(96,169)
Conversion of common stock	—	10,000	(10,000)	—	—	—	—	—	—	—	—
Balance as of December 31, 2015	—	32,476,528	11,476,932	—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,366	1,366
Net income	—	—	—	—	—	—	—	256,751	—	750	257,501
Other comprehensive income	—	—	—	—	—	—	—	—	2,446	—	2,446
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(572)	(572)
Cash dividends on Class A and Class B common stock - $0.50 per share	—	—	—	—	—	—	—	(21,188)	—	—	(21,188)
Issuance of common stock, net of forfeitures	—	189,952	—	—	1	—	4,218	—	—	—	4,219
Compensation expense for stock based awards	—	—	—	—	—	—	4,086	—	—	—	4,086
Repurchase of common stock	—	(2,038,368)	—	—	(20)	—	(7,884)	(61,187)	—	—	(69,091)
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2016, 2015, and 2014
	2016	2015	2014
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$256,751	267,979	307,610
Net income attributable to noncontrolling interest	750	285	1,671
Net income	257,501	268,264	309,281
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	122,547	123,736	107,969
Student loan discount accretion	(40,617)	(43,766)	(43,479)
Provision for loan losses	13,500	10,150	9,500
Derivative market value adjustment	(59,895)	15,150	20,310
Foreign currency transaction adjustment	(11,849)	(43,801)	(58,013)
Payments to enter into derivative instruments	—	(2,936)	(9,087)
Proceeds to terminate/amend derivative instruments, net of payments	3,999	65,527	1,765
(Gain) loss on sale of loans, net	—	(351)	2,964
Gain from debt repurchases	(7,981)	(4,802)	(6,615)
Gain from sales of available-for-sale securities, net	(1,907)	(2,955)	(8,506)
Proceeds (purchases) related to trading securities, net	1,339	(3,120)	3,128
Deferred income tax expense	27,005	7,049	19,659
Non-cash compensation expense	4,348	5,347	4,699
Other	2,876	3,875	7,127
(Increase) decrease in accrued interest receivable	(7,439)	(3,819)	5,205
Decrease in accounts receivable	7,454	1,061	6,690
(Increase) decrease in other assets	(2,203)	375	2,372
Increase in accrued interest payable	14,170	5,117	3,009
Increase (decrease) in other liabilities	2,409	(8,736)	(20,529)
Net cash provided by operating activities	325,257	391,365	357,449
Cash flows from investing activities, net of acquisitions:
Purchases of student loans and student loan residual interests	(349,144)	(2,189,450)	(3,753,936)
Net proceeds from student loan repayments, claims, capitalized interest, and other	3,735,772	3,668,302	3,700,005
Proceeds from sale of student loans	44,760	3,996	50,190
Purchases of available-for-sale securities	(94,673)	(100,476)	(192,998)
Proceeds from sales of available-for-sale securities	144,252	95,758	241,793
Purchases of investments and issuance of notes receivable	(22,361)	(93,948)	(45,925)
Proceeds from investments and notes receivable	15,898	29,799	15,819
Purchases of property and equipment	(67,602)	(16,761)	(26,488)
(Increase) decrease in restricted cash, net	(147,487)	67,108	(51,135)
Business and asset acquisitions, net of cash acquired	—	(46,966)	(46,833)
Net cash provided by (used in) investing activities	3,259,415	1,417,362	(109,508)
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(4,134,890)	(4,368,180)	(3,632,741)
Proceeds from issuance of bonds and notes payable	650,909	2,614,595	3,502,316
Payments of debt issuance costs	(5,845)	(11,162)	(14,934)
Dividends paid	(21,188)	(19,025)	(18,542)
Repurchases of common stock	(69,091)	(96,169)	(15,713)
Proceeds from issuance of common stock	889	801	656
Issuance of noncontrolling interest	1,241	3,693	201
Distribution to noncontrolling interest	(572)	(232)	(1,970)
Net cash used in financing activities	(3,578,547)	(1,875,679)	(180,727)
Net increase (decrease) in cash and cash equivalents	6,125	(66,952)	67,214
Cash and cash equivalents, beginning of year	63,529	130,481	63,267
Cash and cash equivalents, end of year	$69,654	63,529	130,481

Cash disbursements made for:
Interest	$301,118	228,248	210,700
Income taxes, net of refunds	$115,415	147,235	155,828
Noncash investing and financing activities:
Student loans and other assets acquired	$—	2,025,453	2,571,997
Sale of education lending subsidiary, including student loans and other assets	$—	—	246,376
Note receivable obtained in connection with sale of education lending subsidiary	$—	—	20,737
Borrowings and other liabilities transferred in sale of education lending subsidiary	$—	—	225,139
Borrowings and other liabilities assumed in acquisition of student loans	$—	1,885,453	2,444,874
Issuance of noncontrolling interest	$125	3,750	—
Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisitions are contained in note 7.

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

The Company has four reportable operating segments. The Company's reportable operating segments include:

• Loan Systems and Servicing
• Tuition Payment Processing and Campus Commerce
• Communications
• Asset Generation and Management

A description of each reportable operating segment is included below. See note 14 for additional information on the Company's segment reporting.
Loan Systems and Servicing

The following are the primary products and services the Company offers as part of its Loan Systems and Servicing operating segment:

•	Servicing federally-owned student loans for the Department

•	Servicing FFELP loans

•	Originating and servicing private education and consumer loans

•	Providing student loan servicing software and other information technology products and services

•	Providing outsourced services including call center, processing, and marketing services

In addition, this segment provided servicing and outsourcing services for FFELP guaranty agencies, including FFELP guaranty collection services, through June 30, 2016.

The Loan Systems and Servicing operating segment provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating external fee revenue when performed for third-party clients.

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

This segment also provides business process outsourcing specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels.

In addition, this operating segment provided servicing activities for guaranty agencies, which serve as intermediaries between the Department and FFELP lenders, and are responsible for paying the claims made on defaulted loans. The services provided by the Company included providing software and data center services, borrower and loan updates, default aversion tracking services, claim processing services, and post-default collection services. The Company's guaranty servicing and collection revenue was earned from two guaranty servicing clients. A contract with one client expired on October 31, 2015, and was not renewed. The remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty servicing and collection revenue.

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

Communications

On December 31, 2015, the Company purchased the majority of the ownership interests of Allo Communications LLC (“Allo”).  Allo provides pure fiber optic service to homes and businesses for internet, broadband, television, and telephone services.  The acquisition of Allo provides additional diversification of the Company's revenues and cash flows outside of education.  In addition, the acquisition leverages the Company's existing infrastructure, customer service capabilities and call centers, and financial strength and liquidity for continued growth.  For financial reporting purposes, the Company provides the operating results of Allo as a separate reportable operating segment.  The Allo assets acquired and liabilities assumed were recorded by the Company at their respective estimated fair values at the date of acquisition.  As such, Allo’s assets and liabilities as of December 31, 2015 are included in the Company’s consolidated balance sheet.  However, Allo had no impact on the consolidated statement of income for 2015.  Beginning January 1, 2016, the Company began to reflect the operations of Allo in the consolidated statements of income.

Allo derives its revenue primarily from the sale of advanced communication services to residential and business customers in Nebraska. Internet, broadband, and television services include revenue from residential and business customers for subscriptions to Allo's video and data products.  Allo data services provide high-speed internet access over Allo's all-fiber network at various symmetrical speeds of up to 1 gigabit per second. Local calling services include fiber telephone service and other basic services.  Long-distance services include traditional domestic and international long distance which enables customers to make calls that terminate outside their local calling area.

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

Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

2.	Summary of Significant Accounting Policies and Practices

Consolidation

The consolidated financial statements include the accounts of Nelnet, Inc. and its consolidated subsidiaries. In addition, the accounts of all variable interest entities (“VIEs”) of which the Company has determined that it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Variable Interest Entities

The following entities are VIEs of which the Company has determined that it is the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE.
The Company's education lending subsidiaries are engaged in the securitization of education finance assets. These education lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's education lending subsidiaries are not the direct obligations of Nelnet, Inc. or any of its other subsidiaries. Each education lending subsidiary is structured to be bankruptcy remote, meaning that it should not be consolidated in the event of bankruptcy of the parent company or any other subsidiary. The Company is generally the administrator and master servicer of the securitized assets held in its education lending subsidiaries and owns the residual interest of the securitization trusts. As a result, for accounting purposes, the transfers of student loans to the securitization trusts do not qualify as sales. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements and are summarized as supplemental information on the balance sheet.
The Company owns 91.5 percent of Allo Communications LLC. See note 1, “Description of Business,” for a description of Allo, including the primary services offered. In addition to the Company’s equity investment, Nelnet, Inc. (the parent) issued a $200.0 million line of credit to Allo on December 30, 2015. The line of credit had $58.0 million and $13.9 million outstanding as of December 31 2016 and 2015, respectively. Nelnet, Inc.’s maximum exposure to loss as a result of its involvement with Allo is

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

equal to its equity investment and the balance of the line of credit. The amounts owed by Allo to Nelnet, Inc., including the interest costs incurred by Allo and interest earnings recognized by Nelnet, Inc., are not reflected in the Company’s consolidated balance sheet as they were eliminated in consolidation. All of Allo’s financial activities and related assets and liabilities, excluding the line of credit, are reflected in the Company’s consolidated financial statements. See note 14, “Segment Reporting,” for disclosure of Allo’s total assets, note 9, "Goodwill," for disclosure of Allo's goodwill, and note 10, “Property and Equipment,” for disclosure of Allo’s fixed assets. Allo's goodwill and property and equipment comprise the majority of its assets. The assets recognized as a result of consolidating Allo are the property of Allo and are not available for any other purpose, other than to Nelnet, Inc. as a secured lender under Allo's line of credit.
Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet and statements of income have been reclassified to conform to the current period presentation. These reclassifications are summarized below:

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

•
On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which includes the majority of the Company's inquiry management products and services within Nelnet Enrollment Services. The Company retained the digital marketing and content solution products and services under the brand name Peterson's within the Nelnet Enrollment Services business, which include test preparation study guides, school directories and databases, career exploration guides, on-line courses, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. The Company reclassified the revenue and cost of goods sold attributable to the Peterson's products and services from "enrollment services revenue" and "cost to provide enrollment services" to "other income" and "other expenses," respectively, on the consolidated statements of income. After this reclassification, "enrollment services revenue" and "cost to provide enrollment services" include the operating results of the products and services sold as part of the Sparkroom disposition for all periods presented. These reclassifications had no effect on consolidated net income.

Noncontrolling Interest

Noncontrolling interest reflects the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in the following entities:

•	Whitetail Rock Capital Management, LLC - WRCM is the Company’s SEC-registered investment advisory subsidiary. WRCM issued 10 percent minority membership interests on January 1, 2012.

•
Allo Communications LLC - On December 31, 2015, the Company purchased 92.5 percent of the ownership interests of Allo. On January 1, 2016, the Company sold a 1.0 percent ownership interest in Allo to a non-related third-party. The remaining 7.5 percent of the ownership interests of Allo is owned by Allo management, who has the opportunity to earn an additional 11.5 percent (up to 19 percent) of the total ownership interests based on the financial performance of Allo.

•
401 Building, LLC (“401 Building”) - 401 Building is an entity established on October 19, 2015 for the sole purpose of acquiring, developing, and operating a commercial building. The Company owns 50 percent of 401 Building.

•
TDP Phase Three, LLC (“TDP”) and TDP Phase Three-NMTC ("TDP-NMTC") - TDP and TDP-NMTC are entities that were established in October 2015 for the sole purpose of developing and operating a commercial building. The Company owns 25 percent of each TDP and TDP-NMTC.

•
330-333 Building, LLC ("330-333 Building") - 330-333 Building is an entity established on January 14, 2016 for the sole purpose of acquiring, developing, and operating a commercial building. The Company owns 50 percent of 330-333 Building.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company is a tenant in the 330-333 Building and plans to be a tenant in the buildings being developed by 401 Building and TDP/TDP-NMTC once development is complete. Because the Company, as lessee, is involved in the asset construction, 330-333 Building, 401 Building, TDP, and TDP-NMTC are included in the Company's consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.

Student Loans Receivable

Student loans consist of federally insured student loans and private education loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2016 and 2015.

Federally insured loans were originated under the FFEL Program by certain eligible lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest. Generally, Stafford and PLUS loans have repayment periods between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment while the borrower is in-school, and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment, and forbearance program periods. In addition, eligible borrowers may qualify for income-driven repayment plans offered by the Department. These plans determine the borrower's payment amount based on their discretionary income and may extend their repayment period. Interest continues to accrue on the loans under the FFEL Program guidelines based on the interest rates disclosed in the terms of the original loan agreement. Interest rates on loans may be fixed or variable, dependent upon the type of loan, terms of the loan agreements, and date of origination.

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

Management has determined that each of the federally insured loan portfolio and the private education loan portfolio meets the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Accordingly, the portfolio segment disclosures are presented on this basis in note 3 for each of these portfolios.  The Company does not disaggregate its portfolio segment student loan portfolios into classes of financing receivables. The Company collectively evaluates loans for impairment and as of December 31, 2016 and 2015, the Company did not have any impaired loans as defined in the Receivables Topic of the FASB Accounting Standards Codification.

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

Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased accrued interest was $0.6 million, $71.4 million, and $55.0 million in 2016, 2015, and 2014, respectively.

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

Restricted Cash

Restricted cash primarily includes amounts for student loan securitizations and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the student loans held as trust assets and when principal and interest is paid on the trust's asset-backed debt securities. Restricted cash also includes collateral deposits with derivative counterparties and third-party clearinghouses.

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

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists between the Company and the customer, (ii) delivery of the product to the customer has occurred or service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collectability of the sales price is reasonably assured. Additional information related to the Company's revenue recognition of specific items is further provided below.

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

The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the fiscal quarter average rate of 13-week Treasury Bill auctions (for loans originated prior to January 1, 2000), the fiscal quarter average rate of the daily three-month financial commercial paper rates (for loans originated on and after January 1, 2000) or the fiscal quarter average rate of daily one-month LIBOR rates (for loans originated on and after January 1, 2000, and for lenders which elected to change the special allowance index to one-month LIBOR effective April 1, 2012) relative to the yield of the student loan.

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

In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its student loan portfolio. Previously, the Company amortized premiums and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding pre-tax increase to interest income. The Company concluded this error had an immaterial impact on 2016 results as well as the results for prior periods.
The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.
Loan systems and servicing revenue – Loan systems and servicing revenue consists of the following items:

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

•	Outsourced services revenue - Outsourced services revenue is determined from individual agreements with customers and generally recognized over the period in which services are provided to customers.

•	Guaranty collections revenue – Guaranty collections revenue is earned when collected. Collection costs paid to third parties associated with this revenue is expensed upon successful collection.

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

Communications revenue - Communications revenue based on a flat fee, derived principally from internet, television, and telephone services are billed in advance and recognized in subsequent periods when the services are provided. Revenues for usage-based services, such as access charges billed to other telephone carriers for originating and terminating long-distance calls on the Company's network, are billed in arrears. The Company recognizes revenue from these services in the period the services are rendered rather than billed. Earned but unbilled usage-based services are recorded in accounts receivable.

Costs to provide communication services is primarily associated with television programming costs.  The Company has various contracts to obtain video programming from programming vendors whose compensation is typically based on a flat fee per customer.  The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers.  Other costs included in costs to provide communication services include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Enrollment services revenue - Enrollment services revenue was derived from fees which were earned through the delivery of qualified inquiries or clicks. Delivery was deemed to have occurred at the time a qualified inquiry or click was delivered to the customer, provided that no significant obligations remained.

For a portion of this revenue, the Company had agreements with providers of online media or traffic ("inquiry generation vendors") used in the generation of inquiries or clicks. The Company received a fee from its customers and paid a fee to the inquiry generation vendors either on a cost per inquiry, cost per click, or cost per number of impressions basis. The Company was the primary obligor in the transaction. As a result, the fees paid by the Company's customers were recognized as revenue and the fees paid to its inquiry generation vendors are included in "cost to provide enrollment services" in the Company's consolidated statements of income.

On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC, which included the Company's inquiry management products and services.

Other income - Other income consists primarily of the following items:

•	Realized and unrealized gains and losses on investments

•	Borrower late fee income - Late fee income is earned by the education lending subsidiaries and is recognized when payments are collected from the borrower.

•
Investment advisory income - Investment advisory services are provided by the Company through an SEC-registered investment advisor subsidiary under various arrangements. The Company earns annual fees on the outstanding balance of investments and certain performance measures, which are recognized monthly as earned.

•
Digital marketing and content solutions - The Company earns revenue related to digital marketing and content solution products and services under the brand name Peterson's. These products and services include test preparation study guides, school directories and databases, career exploration guides, on-line courses and test preparation, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. Several content solutions services, including services to connect students to colleges and universities, are sold based on subscriptions. Revenue from sales of subscription services is recognized ratably over the term of the contract as earned. Subscription revenue received or receivable in advance of the delivery of services is included in deferred revenue. Revenue from the sale of print products is generally earned and recognized, net of estimated returns, upon shipment or delivery. All other digital marketing and content solutions revenue is recognized over the period in which services are provided to customers.

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

Compensation Expense for Stock Based Awards

The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. The fair value of restricted stock awards is determined on the grant date based on the Company's stock price and is amortized to compensation cost over the related vesting periods, which range up to ten years. For those awards with only service conditions that have graded vesting schedules, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in substance, multiple awards. Holders of restricted stock are entitled to receive dividends from the date of grant whether or not vested.

The Company also has a directors stock compensation plan pursuant to which non-employee directors can elect to receive their annual retainer fees in the form of fully vested shares of Class A common stock, and also elect to defer receipt of such shares until the termination of their service on the board of directors. The fair value of grants under this plan is determined on the grant date based on the Company's stock price, and is expensed over the board member's annual service period.

Stock Repurchases

In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

3.    Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of December 31,
	2016	2015
Federally insured loans
Stafford and other	$5,186,047	6,202,064
Consolidation	19,643,937	22,086,043
Total	24,829,984	28,288,107
Private education loans	273,659	267,642
	25,103,643	28,555,749
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(148,077)	(180,699)
Allowance for loan losses – federally insured loans	(37,268)	(35,490)
Allowance for loan losses – private education loans	(14,574)	(15,008)
	$24,903,724	28,324,552
(a) At December 31, 2016 and 2015, "loan discount, net of unamortized loan premiums and deferred origination costs" included $18.6 million and $33.0 million, respectively, of non-accretable discount associated with purchased loan portfolios of $8.3 billion and $10.8 billion, respectively.

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

The Company has consolidated the previously disclosed trusts on its consolidated balance sheet because management has determined the Company is the primary beneficiary of the trusts. Upon acquisition, the Company recorded all assets and liabilities of the trusts at fair value, resulting in the Company recognizing a student loan and bonds and notes payable fair value discount of $40.9 million and $84.5 million, respectively. These discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities. All other assets acquired and liabilities assumed (restricted cash, accrued interest receivable/payable, and other assets/liabilities) were recorded at cost, which approximates fair value.

Private Education Loans

In February 2015, the Company entered into an agreement with CommonBond, Inc. ("CommonBond"), a student lending company that provides private education loans to graduate students, under which the Company committed to purchase private education loans for a period of 18 months, with the total purchase obligation limited to $200.0 million. As of December 31, 2016, the Company had purchased $190.1 million, of which $160.1 million was purchased in 2015, in private education loans from CommonBond and has satisfied its commitment under this agreement.

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

	Year ended December 31,
	2016	2015	2014
Balance at beginning of period	$50,498	48,900	55,122
Provision for loan losses:
Federally insured loans	14,000	8,000	11,000
Private education loans	(500)	2,150	(1,500)
Total provision for loan losses	13,500	10,150	9,500
Charge-offs:
Federally insured loans	(12,292)	(11,730)	(15,260)
Private education loans	(1,728)	(2,414)	(2,332)
Total charge-offs	(14,020)	(14,144)	(17,592)
Recoveries - private education loans	954	1,050	1,315
Purchase (sale) of federally insured loans, net	70	50	(10)
Purchase (sale) of private education loans, net	480	(140)	(1,620)
Transfer from repurchase obligation related to private education loans repurchased, net	360	4,632	2,185
Balance at end of period	$51,842	50,498	48,900

Allocation of the allowance for loan losses:
Federally insured loans	$37,268	35,490	39,170
Private education loans	14,574	15,008	9,730
Total allowance for loan losses	$51,842	50,498	48,900

Repurchase Obligation

The Company has sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations are obligated to repurchase loans subject to the sale agreements in the event such loans become 60 or 90 days delinquent. As of December 31, 2016 and 2015, the balance of loans subject to these repurchase obligations was $39.5 million and $46.8 million, respectively. The Company's estimate related to its obligation to repurchase these loans is included in "other liabilities" in the Company's consolidated balance sheets and was $2.3 million and $2.7 million, as of December 31, 2016 and 2015, respectively.

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

	As of December 31,
	2016		2015		2014
Federally insured loans:
Loans in-school/grace/deferment (a)	$1,606,468		$2,292,941		$2,805,228
Loans in forbearance (b)	2,295,367		2,979,357		3,288,412
Loans in repayment status:
Loans current	18,125,768	86.6%	19,447,541	84.4%	18,460,279	83.5%
Loans delinquent 31-60 days (c)	818,976	3.9	1,028,396	4.5	1,043,119	4.8
Loans delinquent 61-90 days (c)	487,647	2.3	566,953	2.5	588,777	2.7
Loans delinquent 91-120 days (c)	335,291	1.6	415,747	1.8	404,905	1.8
Loans delinquent 121-270 days (c)	854,432	4.1	1,166,940	5.1	1,204,405	5.4
Loans delinquent 271 days or greater (c)(d)	306,035	1.5	390,232	1.7	401,305	1.8
Total loans in repayment	20,928,149	100.0%	23,015,809	100.0%	22,102,790	100.0%
Total federally insured loans	$24,829,984		$28,288,107		$28,196,430

Private education loans:
Loans in-school/grace/deferment (a)	$35,146		$30,795		$905
Loans in forbearance (b)	3,448		350		—
Loans in repayment status:
Loans current	228,612	97.2%	228,464	96.7%	18,390	69.2%
Loans delinquent 31-60 days (c)	1,677	0.7	1,771	0.7	1,078	4.1
Loans delinquent 61-90 days (c)	1,110	0.5	1,283	0.5	1,035	3.9
Loans delinquent 91 days or greater (c)	3,666	1.6	4,979	2.1	6,070	22.8
Total loans in repayment	235,065	100.0%	236,497	100.0%	26,573	100.0%
Total private education loans	$273,659		$267,642		$27,478

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

4.     Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$22,130,063	0.24% - 6.90%	6/25/21 - 9/25/65
Bonds and notes based on auction	998,415	1.61% - 2.28%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	23,128,478
FFELP warehouse facilities	1,677,443	0.63% - 1.09%	9/7/18 - 12/13/19
Variable-rate bonds and notes issued in private education loan asset-backed securitization	112,582	2.60%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	113,378	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	50,184	4.37%	9/15/61
Other borrowings	18,355	3.38%	3/31/23 / 12/15/45
	25,100,420
Discount on bonds and notes payable and debt issuance costs	(431,930)
Total	$24,668,490

	As of December 31, 2015
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$25,155,336	0.05% - 6.90%	8/26/19 - 8/26/52
Bonds and notes based on auction	1,160,365	0.88% - 2.17%	3/22/32 - 11/26/46
Total variable-rate bonds and notes	26,315,701
FFELP warehouse facilities	1,855,907	0.27% - 0.56%	4/29/18 - 12/14/18
Private education loan warehouse facility	181,184	0.57%	12/26/16
Unsecured line of credit	100,000	1.79% - 1.92%	10/30/20
Unsecured debt - Junior Subordinated Hybrid Securities	57,184	3.99%	9/15/61
Other borrowings	93,355	1.93% / 3.38%	10/31/16 - 12/15/45
	28,603,331
Discount on bonds and notes payable and debt issuance costs	(497,410)
Total	$28,105,921

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

As of December 31, 2016, the Company had three FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-III	NHELP-II	Total
Maximum financing amount	$875,000	750,000	500,000	2,125,000
Amount outstanding	656,253	605,420	415,770	1,677,443
Amount available	$218,747	144,580	84,230	447,557
Expiration of liquidity provisions	July 10, 2018	April 28, 2017	December 15, 2017
Final maturity date	September 7, 2018	April 26, 2019	December 13, 2019
Maximum advance rates	92.0 - 98.0%	92.2 - 95.0%	85.0 - 95.0%
Minimum advance rates	84.0 - 90.0%	92.2 - 95.0%	85.0 - 95.0%
Advanced as equity support	$20,256	32,521	31,014	83,791
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

Private education loan warehouse facility
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. The Company completed a private education loan asset-backed securitization on December 21, 2016 and funded all of the loans that were included in the private education loan warehouse. After completing this securitization, the Company terminated the private education loan warehouse facility on December 21, 2016.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset-backed securitizations

The following tables summarize the asset-backed securitization transactions completed in 2016 and 2015.

	Securitizations completed during the year ended December 31, 2016
	FFELP 2016-1	Private education loan 2016-A			Total
		Class A-1A notes	Class A-1B notes	2016-A total
Date securities issued	10/12/16	12/21/16	12/21/16	12/21/16
Total original principal amount	$426,000	112,582	91,378	225,960	$651,960

Class A senior notes:
Total original principal amount	$426,000	112,582	91,378	203,960	629,960
Bond discount	—	—	(609)	(609)	(609)
Issue price	$426,000	112,582	90,769	203,351	629,351
Cost of funds:	1-month LIBOR plus 0.80%	1-month LIBOR plus 1.75%	3.60%
Final maturity date	9/25/65	12/26/40	12/26/40

Class B subordinated notes:
Total original principal amount				$22,000	22,000
Bond discount				(285)	(285)
Issue price				$21,715	21,715
Cost of funds:				5.35%
Final maturity date				12/28/43

	Securitizations completed during the year ended December 31, 2015
	FFELP 2015-1	FFELP 2015-2			FFELP 2015-3				Total
		Class A-1 notes	Class A-2 notes	2015-2 total	Class A-1 notes	Class A-2 notes	Class A-3 notes	2015-3 total
Date securities issued	2/27/15	3/26/15	3/26/15	3/26/15	5/21/15	5/21/15	5/21/15	5/21/15
Total original principal amount	$566,346	122,500	584,500	722,000	82,500	270,000	41,400	401,400	$1,689,746

Class A senior notes:
Total original principal amount	$553,232	122,500	584,500	707,000	82,500	270,000	41,400	393,900	1,654,132
Bond discount	—	—	—	—	—	(380)	(1,095)	(1,475)	(1,475)
Issue price	$553,232	122,500	584,500	707,000	82,500	269,620	40,305	392,425	1,652,657
Cost of funds (1-month LIBOR plus):	0.59%	0.27%	0.60%		0.30%	0.60%	0.90%
Final maturity date	4/25/41	3/25/20	9/25/42		1/27/25	2/26/46	6/25/49

Class B subordinated notes:
Total original principal amount	$13,114			15,000				7,500	35,614
Bond discount	(1,157)			(1,793)				(968)	(3,918)
Issue price	$11,957			13,207				6,532	31,696
Cost of funds (1-month LIBOR plus):	1.50%			1.50%				1.50%
Final maturity date	6/25/46			5/25/49				6/27/50

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Auction Rate Securities

The interest rates on certain of the Company's FFELP asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). As of December 31, 2016, the Company is currently the sponsor on $998.4 million of Auction Rate Securities.

Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents. Based on the relative levels of these indices as of December 31, 2016, the rates expected to be paid by the Company range from LIBOR plus 100 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of December 12, 2021. As of December 31, 2016, the unsecured line of credit had no amounts outstanding and $350.0 million was available for future use. Interest on amounts borrowed under the line of credit is payable, at the Company's election, at an alternate base rate or a Eurodollar rate, plus a variable rate (LIBOR), in each case as defined in the credit agreement. The initial margin applicable to Eurodollar borrowings is 150 basis points and may vary from 100 to 200 basis points depending on the Company's credit rating.

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

As of December 31, 2016, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.

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

Junior Subordinated Hybrid Securities

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities through September 29, 2036 ("the scheduled maturity date") is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 4.37% at December 31, 2016. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part at their principal amount plus accrued and unpaid interest, provided in the case of a redemption in part that the principal amount outstanding after such redemption is at

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

least $50.0 million. However, if the holders of a majority in principal amount of the notes outstanding agree, the Company can redeem the Hybrid Securities below the $50 million threshold. As of December 31, 2016, the outstanding balance on the Hybrid Securities was $50.2 million.

Other Borrowings

The Company had a $75.0 million line of credit, which was collateralized by asset-backed security investments, that expired on October 31, 2016.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building in Lincoln, Nebraska that is to be the new corporate headquarters for Hudl, a related party. TDP is an entity established during 2015 for the sole purpose of developing and operating this building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of December 31, 2016, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Both of these notes have a fixed interest rate of 3.38%. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

Debt Covenants

Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2016.

Maturity Schedule

Bonds and notes outstanding as of December 31, 2016 are due in varying amounts as shown below.

2017	$—
2018	656,254
2019	1,021,189
2020	—
2021	163,267
2022 and thereafter	23,259,710
$25,100,420

Generally, the Company's secured financing instruments can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain education lending subsidiaries.

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

	Par value	Purchase price	Gain	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Year ended December 31,
	2016			2015			2014
Unsecured debt - Hybrid Securities	$7,000	4,865	2,135	14,504	11,374	3,130	24,769	19,761	5,008
Asset-backed securities	78,412	72,566	5,846	32,026	30,354	1,672	29,243	27,636	1,607
	$85,412	77,431	7,981	46,530	41,728	4,802	54,012	47,397	6,615

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

Basis Swaps

Interest earned on the majority of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  Meanwhile, the Company funds a majority of its FFELP loan assets with three-month LIBOR indexed floating rate securities.  The different interest rate characteristics of the Company's loan assets and liabilities funding these assets results in basis risk.

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. As of December 31, 2016, the Company had $22.8 billion, $1.3 billion, and $0.7 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $13.7 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $9.1 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2016	2015
Maturity	Notional amount	Notional amount
2016	$—	7,500,000
2026	1,150,000	—
2028	325,000	—
2031	300,000	—
	$1,775,000	7,500,000

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2016 and 2015, was one-month LIBOR plus 10.1 basis points and 10.0 basis points, respectively.
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

As of December 31, 2016 and 2015, the Company had $8.4 billion and $11.1 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income, of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 2.42% and 2.15%, respectively.

The following tables summarize the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2016		As of December 31, 2015
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2016	$—	—%	$1,000,000	0.76%
2017	750,000	0.99	2,100,000	0.84
2018	1,350,000	1.07	1,600,000	1.08
2019	3,250,000	0.97	500,000	1.12
2020	1,500,000	1.01	—	—
2025	100,000	2.32	100,000	2.32
	$6,950,000	1.02%	$5,300,000	0.95%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Interest rate swaps – unsecured debt hedges

As of December 31, 2016 and 2015, the Company had $50.2 million and $57.2 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of December 31, 2016 and 2015, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on a portion of the Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest Rate Caps

In June 2015, in conjunction with the entry into the $275.0 million private education loan warehouse facility, the Company paid $2.9 million for two interest rate cap contracts with a total notional amount of $275.0 million. The first interest rate cap has a notional amount of $125.0 million and a one-month LIBOR strike rate of 2.50%, and the second interest rate cap has a notional amount of $150.0 million and a one-month LIBOR strike rate of 4.99%. In the event that the one-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. Both interest rate cap contracts have a maturity date of July 15, 2020. Although the private education loan warehouse facility terminated on December 21, 2016, the Company currently intends to keep these derivatives outstanding to partially mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate.

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

	Year ended December 31,
	2016	2015	2014
Re-measurement of Euro Notes	$11,849	43,801	58,013
Change in fair value of cross currency interest rate swaps	(1,954)	(45,195)	(57,289)
Total impact to consolidated statements of income - (expense) income (a)	$9,895	(1,394)	724

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

Consolidated Financial Statement Impact Related to Derivatives

The following table summarizes the fair value of the Company’s derivatives as reflected on the consolidated balance sheets.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
1:3 basis swaps	$—	724	2,624	410
Interest rate swaps - floor income hedges	81,159	21,408	256	1,175
Interest rate swap option - floor income hedge	2,977	3,257	—	—
Interest rate swaps - hybrid debt hedges	—	—	7,341	7,646
Interest rate caps	1,152	1,570	—	—
Cross-currency interest rate swap	—	—	67,605	65,650
Other	2,243	1,731	—	—
Total	$87,531	28,690	77,826	74,881

During the years ended December 31, 2016 and 2015, the Company terminated certain derivatives for net proceeds of $4.0 million and $65.5 million, respectively.

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

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of December 31, 2016	$87,531	(2,880)	475	85,126
Balance as of December 31, 2015	28,690	(851)	1,632	29,471

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of December 31, 2016	$(77,826)	2,880	7,292	(67,654)
Balance as of December 31, 2015	(74,881)	851	13,168	(60,862)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Year ended December 31,
	2016	2015	2014
Settlements:
1:3 basis swaps	$1,493	1,058	3,389
Interest rate swaps - floor income hedges	(17,643)	(23,041)	(24,380)
Interest rate swaps - hybrid debt hedges	(915)	(1,012)	(1,025)
Cross-currency interest rate swaps	(4,884)	(1,255)	173
Total settlements - (expense) income	(21,949)	(24,250)	(21,843)
Change in fair value:
1:3 basis swaps	(2,938)	12,292	36,824
Interest rate swaps - floor income hedges	64,111	20,103	8,797
Interest rate swap option - floor income hedge	(281)	(2,420)	(3,409)
Interest rate swaps - hybrid debt hedges	304	(295)	(5,233)
Interest rate caps	(419)	(1,365)	—
Cross-currency interest rate swaps	(1,954)	(45,195)	(57,289)
Other	1,072	1,730	—
Total change in fair value - income (expense)	59,895	(15,150)	(20,310)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	11,849	43,801	58,013
Derivative market value and foreign currency adjustments and derivative settlements, net - income (expense)	$49,795	4,401	15,860

Derivative Instruments - Credit and Market Risk

By using derivative instruments, the Company is exposed to credit and market risk. The Company manages credit and market risks associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken and by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's risk committee. As of December 31, 2016, all of the Company's derivative counterparties had investment grade credit ratings. The Company also has a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement.

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

Market Risk

When the fair value of a derivative instrument is negative (a liability in the Company's consolidated balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  The Company believes any downgrades from its current unsecured credit rating (Standard & Poor's: BBB- (stable outlook) and Moody's: Ba1 (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current rating. However, some derivative contracts have mutual optional termination provisions that can be exercised during 2022. As of December 31, 2016, the fair value of derivatives with early termination provisions was a negative $2.7 million (a liability on the Company's balance sheet).

Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties. With the Company's current derivative portfolio, the Company does not currently anticipate any movement in interest rates having a material impact on its liquidity or capital resources, nor expects future movements in interest rates to have a material impact on its ability to meet potential collateral deposits with its counterparties. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited.  In addition, the historical high correlation between one-month and three-month LIBOR limits the Company's exposure to interest rate movements on the 1:3 Basis Swaps.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

6.    Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of December 31, 2016				As of December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$98,260	6,280	(641)	103,899	139,970	3,402	(1,362)	142,010
Equity securities	720	1,930	(61)	2,589	846	1,686	(100)	2,432
Total available-for-sale investments	$98,980	8,210	(702)	106,488	140,816	5,088	(1,462)	144,442
Trading investments:
Student loan asset-backed securities				—				6,045
Equity securities				105				4,905
Total trading investments				105				10,950
Total available-for-sale and trading investments				106,593				155,392
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds (c)				69,789				63,323
Real estate				48,379				50,463
Notes receivable				17,031				18,473
Tax liens and affordable housing				12,352				16,030
Total investments and notes receivable				$254,144				303,681

(a)
As of December 31, 2016, the aggregate fair value of available-for-sale investments with unrealized losses was $11.0 million of which substantially all had been in a continuous unrealized loss position for greater than 12 months. Because the Company currently has the intent and ability to retain these investments for an anticipated recovery in fair value, as of December 31, 2016, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)
As of December 31, 2016, the stated maturities of substantially all of the Company's student loan asset-backed securities and other debt securities classified as available-for-sale were greater than 10 years.

(c)	As of December 31, 2016 and 2015, "Venture capital and funds" included $41.4 million of the Company's equity investment in Hudl. See note 19 for further information.

The following table summarizes the amount included in "other income" in the consolidated statements of income related to the Company's investments classified as available-for-sale and trading.

	Year ended December 31,
	2016	2015	2014
Available-for-sale securities:
Gross realized gains	$3,099	3,402	8,581
Gross realized losses	(1,192)	(447)	(75)
Trading securities:
Unrealized gains (losses), net	525	(715)	(135)
Realized gains (losses), net	341	(2,097)	(1,082)
	$2,773	143	7,289

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

The initial consideration paid by the Company for RenWeb was $44.0 million. In addition to the initial purchase price, additional payments were paid by the Company to the former owners of RenWeb based on certain operating results and other performance measures of RenWeb as defined in the purchase agreement. As of the acquisition date, the Company accrued $2.3 million as additional consideration, which represented the estimated fair value of the contingent consideration arrangement. During 2014, the Company reduced the estimated fair value of the contingent consideration by $1.3 million. During 2015, the Company increased the estimated fair value of the contingent consideration by $0.9 million and paid $1.0 million of contingent consideration to the former owners. In January 2017, the Company paid an additional $1.0 million to the former owners that satisfied all contingent obligations under this agreement.

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

Cash and cash equivalents	$334
Restricted cash	850
Accounts receivable	1,935
Property and equipment	32,479
Other assets	371
Intangible assets	11,410
Excess cost over fair value of net assets acquired (goodwill)	21,112
Other liabilities	(4,587)
Bonds and notes payable	(13,904)
Net assets acquired	50,000
Minority interest	(3,750)
Total consideration paid by the Company	$46,250

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

The proforma impacts of the acquisition on the Company's historical results prior to the acquisition were not material.

8. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2016 (months)	As of December 31, 2016	As of December 31, 2015

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $8,548 and $23,195, respectively)	168	$28,335	27,576
Computer software (net of accumulated amortization of $9,652 and $4,397, respectively)	26	9,296	11,601
Trade names (net of accumulated amortization of $1,653 and $795, respectively)	189	9,919	10,687
Content (net of accumulated amortization of $1,800 and $900, respectively)	—	—	900
Covenants not to compete (net of accumulated amortization of $91 and $56, respectively)	89	263	298
Total - amortizable intangible assets	144	$47,813	51,062

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company recorded amortization expense on its intangible assets of $11.6 million, $9.8 million, and $6.5 million during the years ended December 31, 2016, 2015, and 2014, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2016, the Company estimates it will record amortization expense as follows:

2017	$9,386
2018	8,605
2019	5,147
2020	4,231
2021	3,480
2022 and thereafter	16,964
$47,813

9. Goodwill

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management (a)	Corporate and Other Activities	Total
Balance as of December 31, 2014	$8,596	67,168	—	41,883	8,553	126,200
Goodwill acquired during the period	—	—	19,800	—	—	19,800
Balance as of December 31, 2015	8,596	67,168	19,800	41,883	8,553	146,000
Allo purchase price adjustment	—	—	1,312	—	—	1,312
Balance as of December 31, 2016	$8,596	67,168	21,112	41,883	8,553	147,312

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
For the 2014, 2015, and 2016 annual review of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform the two-step impairment test and concluded there was no impairment of goodwill.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

10. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Useful life	2016	2015
Non-communications:
Computer equipment and software	1-5 years	$97,317	89,093
Office furniture and equipment	3-7 years	12,344	12,638
Building and building improvements	5-39 years	13,363	12,239
Transportation equipment	4-10 years	3,809	3,868
Leasehold improvements	5-20 years	3,579	3,545
Land	—	1,682	700
Construction in progress	—	16,346	1,210
		148,440	123,293
Accumulated depreciation - non-communications		91,285	77,188
Non-communications, net property and equipment		57,155	46,105

Communications:
Network plant and fiber	5-15 years	40,844	25,669
Central office	5-15 years	6,448	909
Customer located property	5-10 years	5,138	6,912
Transportation equipment	4-10 years	2,966	470
Computer equipment and software	1-5 years	2,026	74
Other	1-39 years	1,268	343
Land	—	70	—
Construction in progress	—	12,537	—
		71,297	34,377
Accumulated depreciation - communications		4,666	—
Communications, net property and equipment		66,631	34,377
Total property and equipment, net		$123,786	80,482

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 related to property and equipment was $22.4 million, $16.5 million, and $14.6 million, respectively.

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

Stock Repurchases

The Company has a stock repurchase program that expires on May 25, 2019 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2016, 4.6 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2016, 2015, and 2014 are shown in the table below.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2016	2,038,368	$69,091	$33.90
Year ended December 31, 2015	2,449,159	96,169	39.27
Year ended December 31, 2014	381,689	15,713	41.17

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

	Year ended December 31,
	2016			2015			2014
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$254,063	2,688	256,751	265,129	2,850	267,979	304,540	3,070	307,610

Denominator:
Weighted-average common shares outstanding - basic and diluted	42,222,335	446,735	42,669,070	45,045,199	484,141	45,529,340	46,005,915	463,700	46,469,615
Earnings per share - basic and diluted	$6.02	6.02	6.02	5.89	5.89	5.89	6.62	6.62	6.62

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

As of December 31, 2016, a cumulative amount of 160,545 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2016, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $28.0 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $18.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $5.7 million prior to December 31, 2017 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $5.7 million decrease, $3.7 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2016	2015
Gross balance - beginning of year	$27,688	21,336
Additions based on tax positions of prior years	904	4,749
Additions based on tax positions related to the current year	4,347	5,096
Settlements with taxing authorities	—	—
Reductions for tax positions of prior years	(3,088)	(1,327)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statutes of limitations	(1,847)	(2,166)
Gross balance - end of year	$28,004	27,688

All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2016 and 2015, $3.5 million and $3.2 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $0.3 million, $1.2 million, and $0.1 million related to uncertain tax positions for the years ended December 31, 2016, 2015, and 2014, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2016, 2015, and 2014. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2013. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2007. As of December 31, 2016, the Company has significant tax uncertainties that remain unsettled in the following jurisdictions:

California        2010 through 2012
New York        2008 through 2012
Texas            2007 through 2009

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The provision for income taxes consists of the following components:

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$111,302	140,778	138,269
State	3,019	4,530	2,545
Foreign	(13)	23	(235)
Total current provision	114,308	145,331	140,579

Deferred:
Federal	25,423	3,572	16,598
State	1,976	3,875	3,464
Foreign	(394)	(398)	(403)
Total deferred provision	27,005	7,049	19,659
Provision for income tax expense	$141,313	152,380	160,238

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2016	2015	2014
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	1.1	1.0	0.7
Provision for uncertain federal and state tax matters	—	0.9	0.4
Tax credits	(0.6)	(0.5)	(0.4)
Other	—	(0.1)	(1.4)
Effective tax rate	35.5%	36.3%	34.3%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Student loans	$20,980	20,711
Securitizations	5,675	6,684
Intangible assets	4,821	10,482
Accrued expenses	3,533	3,034
Stock compensation	2,948	2,882
Deferred revenue	2,699	2,220
Capital loss carry-back	—	4,169
Total gross deferred tax assets	40,656	50,182
Less valuation allowance	(264)	(222)
Net deferred tax assets	40,392	49,960
Deferred tax liabilities:
Basis in certain derivative contracts	46,636	24,101
Loan origination services	13,019	15,695
Debt repurchases	12,457	18,759
Depreciation	5,128	5,514
Partnership basis	4,976	1,748
Unrealized gain on debt and equity securities	3,246	1,400
Other	360	47
Total gross deferred tax liabilities	85,822	67,264
Net deferred tax (liability) asset	$(45,430)	(17,304)
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

Included on the balance sheet at December 31, 2016 and 2015 was a current income tax receivable of $13.0 million and $12.0 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

14.    Segment Reporting

The Company has four reportable operating segments. The Company's reportable operating segments include:

• Loan Systems and Servicing
• Tuition Payment Processing and Campus Commerce
• Communications
• Asset Generation and Management

The Company earns fee-based revenue through its Loan Systems and Servicing, Tuition Payment Processing, and Communications operating segments. In addition, the Company earns interest income on its student loan portfolio in its Asset Generation and Management operating segment.

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

•
Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisory subsidiary, and the Enrollment Services business

Corporate and Other Activities also includes certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

Segment Results

The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2016
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$111	9	1	754,788	10,913	(5,076)	760,746
Interest expense	—	—	1,271	385,913	6,076	(5,076)	388,183
Net interest income	111	9	(1,270)	368,875	4,837	—	372,563
Less provision for loan losses	—	—	—	13,500	—	—	13,500
Net interest income (loss) after provision for loan losses	111	9	(1,270)	355,375	4,837	—	359,063
Other income:
Loan systems and servicing revenue	214,846	—	—	—	—	—	214,846
Intersegment servicing revenue	45,381	—	—	—	—	(45,381)	—
Tuition payment processing, school information, and campus commerce revenue	—	132,730	—	—	—	—	132,730
Communications revenue	—	—	17,659	—	—	—	17,659
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	15,709	38,221	—	53,929
Gain on sale of loans and debt repurchases, net	—	—	—	5,846	2,135	—	7,981
Derivative market value and foreign currency adjustments, net	—	—	—	70,368	1,376	—	71,744
Derivative settlements, net	—	—	—	(21,034)	(915)	—	(21,949)
Total other income	260,227	132,730	17,659	70,889	45,143	(45,381)	481,266
Operating expenses:
Salaries and benefits	132,072	62,329	7,649	1,985	51,889	—	255,924
Depreciation and amortization	1,980	10,595	6,060	—	15,298	—	33,933
Loan servicing fees	—	—	—	25,750	—	—	25,750
Cost to provide communications services	—	—	6,866	—	—	—	6,866
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	40,715	18,486	4,370	6,005	45,843	—	115,419
Intersegment expenses, net	24,204	6,615	958	46,494	(32,889)	(45,381)	—
Total operating expenses	198,971	98,025	25,903	80,234	83,764	(45,381)	441,515
Income (loss) before income taxes	61,367	34,714	(9,514)	346,030	(33,784)	—	398,814
Income tax (expense) benefit	(23,319)	(13,191)	3,615	(131,492)	23,074	—	(141,313)
Net income (loss)	38,048	21,523	(5,899)	214,538	(10,710)	—	257,501
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(750)	—	(750)
Net income (loss) attributable to Nelnet, Inc.	$38,048	21,523	(5,899)	214,538	(11,460)	—	256,751

Total assets	$55,469	230,283	103,104	26,378,467	669,472	(256,687)	27,180,108

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2015 (a)
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$49	3	—	728,199	7,686	(1,828)	734,109
Interest expense	—	—	—	297,625	6,413	(1,828)	302,210
Net interest income	49	3	—	430,574	1,273	—	431,899
Less provision for loan losses	—	—	—	10,150	—	—	10,150
Net interest income (loss) after provision for loan losses	49	3	—	420,424	1,273	—	421,749
Other income:
Loan systems and servicing revenue	239,858	—	—	—	—	—	239,858
Intersegment servicing revenue	50,354	—	—	—	—	(50,354)	—
Tuition payment processing, school information, and campus commerce revenue	—	120,365	—	—	—	—	120,365
Enrollment services revenue	—	—	—	—	51,073	—	51,073
Other income	—	(925)	—	15,939	32,248	—	47,262
Gain on sale of loans and debt repurchases, net	—	—	—	2,034	3,119	—	5,153
Derivative market value and foreign currency adjustments, net	—	—	—	27,216	1,435	—	28,651
Derivative settlements, net	—	—	—	(23,238)	(1,012)	—	(24,250)
Total other income	290,212	119,440	—	21,951	86,863	(50,354)	468,112
Operating expenses:
Salaries and benefits	134,635	55,523	—	2,172	55,585	—	247,914
Depreciation and amortization	1,931	8,992	—	—	15,420	—	26,343
Loan servicing fees	—	—	—	30,213	—	—	30,213
Cost to provide enrollment services	—	—	—	—	41,733	—	41,733
Other expenses	57,799	15,161	—	5,083	44,971	—	123,014
Intersegment expenses, net	29,706	8,617	—	50,899	(38,868)	(50,354)	—
Total operating expenses	224,071	88,293	—	88,367	118,841	(50,354)	469,217
Income (loss) before income taxes	66,190	31,150	—	354,008	(30,705)	—	420,644
Income tax (expense) benefit	(25,153)	(11,838)	—	(134,522)	19,132	—	(152,380)
Net income (loss)	41,037	19,312	—	219,486	(11,573)	—	268,264
Net loss (income) attributable to noncontrolling interests	20	—	—	—	(305)	—	(285)
Net income (loss) attributable to Nelnet, Inc.	$41,057	19,312	—	219,486	(11,878)	—	267,979

Total assets	$80,459	229,615	68,760	29,634,280	624,953	(218,923)	30,419,144

(a) On December 31, 2015, the Company purchased Allo. The Allo assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition. As such, Allo's assets and liabilities as of December 31, 2015 are included in the Company's consolidated balance sheet. However, Allo had no impact on the consolidated statement of income during 2015.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2014 (a)
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$30	6	703,382	8,618	(2,236)	709,800
Interest expense	—	—	269,742	5,731	(2,236)	273,237
Net interest income	30	6	433,640	2,887	—	436,563
Less provision for loan losses	—	—	9,500	—	—	9,500
Net interest income (loss) after provision for loan losses	30	6	424,140	2,887	—	427,063
Other income:
Loan systems and servicing revenue	240,414	—	—	—	—	240,414
Intersegment servicing revenue	55,139	—	—	—	(55,139)	—
Tuition payment processing, school information, and campus commerce revenue	—	98,156	—	—	—	98,156
Enrollment services revenue	—	—	—	62,949	—	62,949
Other income	—	1,268	21,532	51,136	—	73,936
Gain on sale of loans and debt repurchases, net	—	—	(1,357)	5,008	—	3,651
Derivative market value and foreign currency adjustments, net	—	—	42,936	(5,233)	—	37,703
Derivative settlements, net	—	—	(20,818)	(1,025)	—	(21,843)
Total other income	295,553	99,424	42,293	112,835	(55,139)	494,966
Operating expenses:
Salaries and benefits	125,844	48,453	2,316	51,466	—	228,079
Depreciation and amortization	1,734	8,169	—	11,231	—	21,134
Loan servicing fees	—	—	27,009	—	—	27,009
Cost to provide enrollment services	—	—	—	49,985	—	49,985
Other expenses	59,521	13,006	6,602	47,174	—	126,303
Intersegment expenses, net	31,956	4,769	56,325	(37,912)	(55,139)	—
Total operating expenses	219,055	74,397	92,252	121,944	(55,139)	452,510
Income (loss) before income taxes	76,528	25,033	374,181	(6,222)	—	469,519
Income tax (expense) benefit	(29,081)	(9,513)	(142,189)	20,544	—	(160,238)
Net income (loss)	47,447	15,520	231,992	14,322	—	309,281
Net loss (income) attributable to noncontrolling interest	—	—	—	(1,671)	—	(1,671)
Net income (loss) attributable to Nelnet, Inc.	$47,447	15,520	231,992	12,651	—	307,610

Total assets	$84,495	231,991	29,436,466	495,716	(220,929)	30,027,739

(a) Does not include the Communications segment, which was initiated as a result of the acquisition of Allo on December 31, 2015.

15. Major Customer

The Company earns loan servicing revenue from a servicing contract with the Department that currently expires on June 16, 2019. Revenue earned by the Company's Loan Systems and Servicing operating segment related to this contract was $151.7 million, $133.2 million, and $124.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing system platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process is divided into two phases. Responses for Phase I were due on May 9, 2016.

On May 6, 2016, the Company and Great Lakes Educational Loan Services, Inc. ("Great Lakes") submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

new contract in the event that the Department selects it to be awarded with the contract. The joint venture will operate as a new legal entity called GreatNet Solutions, LLC ("GreatNet"). The Company and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to the Company, Great Lakes is currently one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that has a student loan servicing contract with the Department to provide servicing for loans owned by the Department.

On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. On October 26, 2016, the Department released the Phase II solicitation for its new single servicer contract. On January 6, 2017, GreatNet submitted its Phase II response to the Department and is currently awaiting announcement from the new administration on the next steps in the procurement process.

16. Leases

The Company leases certain office space and equipment under operating leases. As operating leases expire, it is expected that they will be replaced with similar leases. Future minimum lease payments under these leases are shown below:

2017	$5,316
2018	4,967
2019	4,143
2020	3,472
2021	1,898
2022 and thereafter	6,615
Total minimum lease payments	$26,411

Total rental expense incurred by the Company for the years ended December 31, 2016, 2015, and 2014 was $6.0 million, $5.5 million, and $6.3 million, respectively.

17. Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre-tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $5.1 million, $4.6 million, and $4.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.

18. Stock Based Compensation Plans

Restricted Stock Plan

The following table summarizes restricted stock activity:

	Year ended December 31,
	2016	2015	2014
Non-vested shares at beginning of year	471,597	499,463	407,051
Granted	123,181	126,946	189,716
Vested	(113,507)	(108,424)	(77,219)
Canceled	(33,891)	(46,388)	(20,085)
Non-vested shares at end of year	447,380	471,597	499,463

As of December 31, 2016, there was $8.2 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

2017	$3,265
2018	1,989
2019	1,218
2020	720
2021	431
2022 and thereafter	623
$8,246

For the years ended December 31, 2016, 2015, and 2014, the Company recognized compensation expense of $4.1 million, $5.2 million, and $4.6 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2016, 2015, and 2014, the Company recognized compensation expense of approximately $287,000, $147,000, and $131,000, respectively, in connection with issuing 25,551 shares, 23,912 shares, and 18,140 shares, respectively, under this plan.

Non-employee Directors Compensation Plan

The Company has a compensation plan for non-employee directors pursuant to which non-employee directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. If a non-employee director elects to receive Class A common stock, the number of shares of Class A common stock that are awarded is equal to the amount of the annual retainer fee otherwise payable in cash divided by 85 percent of the fair market value of a share of Class A common stock on the date the fee is payable. Non-employee directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors.

For the years ended December 31, 2016, 2015, and 2014, the Company recognized approximately $922,000, $905,000, and $777,000, respectively, of expense related to this plan. The following table provides the number of shares awarded under this plan for the years ended December 31, 2016, 2015, and 2014.

	Shares issued - not deferred	Shares- deferred	Total
Year ended December 31, 2016	10,799	13,644	24,443
Year ended December 31, 2015	8,164	10,406	18,570
Year ended December 31, 2014	8,067	10,175	18,242

As of December 31, 2016, a cumulative amount of 160,545 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Transactions with Union Bank and Trust Company

Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting preferred stock. Mr. Dunlap, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.

The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.

Loan Purchases and Sales

On December 22, 2014, the Company entered into an agreement with Union Bank in which the Company provided marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement. During 2016 and 2015, the Company purchased $29.6 million (par value) and $4.4 million (par value), respectively, of private education loans from Union Bank, pursuant to this agreement. As of December 31, 2016 and 2015, the balance of private education loans held by Union Bank pursuant to this agreement was $0.4 million and $17.6 million, respectively. No loans were originated under this agreement in 2014. Subsequent to 2016, no additional loans will be originated under this agreement.

In addition to the loan activity under the agreement described above, during 2014, the Company sold $16.5 million (par value) of private education loans to Union Bank. No discount or premium was received. In addition, during 2014, the Company purchased private education loans from Union Bank of $0.2 million (par value).

Loan Servicing

The Company serviced $483.8 million, $563.1 million, and $581.4 million of FFELP and private education loans for Union Bank as of December 31, 2016, 2015, and 2014, respectively Servicing revenue earned by the Company from servicing loans for Union Bank was $0.6 million, $0.5 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, accounts receivable includes approximately $36,000 and $59,000, respectively, due from Union Bank for loan servicing.

Funding - Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2016 and 2015, $496.8 million and $471.6 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Operating Cash Accounts

The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2016 and 2015, the Company had $74.3 million and $88.4 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $12.5 million and $36.3 million as of December 31, 2016 and 2015, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT for the years ended December 31, 2016, 2015, and 2014, was $0.4 million, $0.2 million, and $0.2 million, respectively.

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2016, 2015, and 2014, the Company has received fees of $1.6 million, $3.5 million, and $3.4 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $73,000, $73,000, and $76,000 for commercial rent and storage income during 2016, 2015, and 2014, respectively. The lease agreement expires on June 30, 2018.

The Company had a lease agreement with Union Bank under which the Company leased office space. The Company paid Union Bank approximately $71,000 during 2014. The lease agreement expired in May 2014.

Other Fees Paid to Union Bank

During the years ended December 31, 2016, 2015, and 2014, the Company paid Union Bank approximately $13,000, $47,000, and $57,000, respectively, in commissions, and approximately $126,000, $111,000, and $117,000, respectively, in cash management fees. During the years ended December 31, 2015 and 2014, the Company paid Union Bank approximately $205,000 and $311,000, respectively, in connection with servicing opportunities for various asset classes. In addition, for both the years ended December 31, 2015 and 2014, the Company paid Union Bank $36,000 for administrative services. The administrative agreement expired in 2015 and no fees were paid by the Company to Union Bank in 2016.

Other Fees Received from Union Bank

During the years ended December 31, 2016, 2015, and 2014, Union Bank paid the Company approximately $209,000, $201,000, and $178,000, respectively, under an employee sharing arrangement and approximately $10,000, $19,000, and $14,000, respectively, for health and productivity services.

401(k) Plan Administration

Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $280,000, $469,000, and $450,000 during the years ended December 31, 2016, 2015, and 2014, respectively.

Investment Services

Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31,

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

2016, the outstanding balance of investments in the trusts was $756.9 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity.  For the years ended December 31, 2016, 2015, and 2014, the Company earned $4.5 million, $2.7 million, and $13.4 million, respectively, of fees under this agreement.

In January 2012 and October 2015, WRCM entered into management agreements with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Mr. Dunlap and his spouse. In January 2016, WRCM entered into a similar management agreement with Union Bank with respect to several trusts established in December 2015 by Mr. Butterfield and his spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap and his spouse contributed a total of 3,375,000 and 3,000,000 shares of the Company's Class B common stock to the trusts upon the establishment of the trusts in 2011 and 2015, respectively, and Mr. Butterfield and his spouse contributed a total of 1,200,000 shares of the Company's Class B common stock upon the establishment of the trusts in 2016. For the years ended December 31, 2016, 2015, and 2014, the Company earned approximately $142,000, $71,000, and $66,000, respectively, of fees under these agreements.

As of December 31, 2016 and 2015, accounts receivable included $0.8 million and $1.1 million, respectively, due from Union Bank related to fees earned by WRCM from the investment services described above.

WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, UFS, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of December 31, 2016, the outstanding balance of investments in these funds was $150.1 million. For the years ended December 31, 2016, 2015, and 2014, the Company paid Union Bank $0.4 million, $0.4 million, and $0.3 million, respectively, as custodian.

Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")

On March 17, 2015, the Company made a $40.5 million equity investment in Hudl. David Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl. Prior to the 2015 investment, the Company and Michael Dunlap, the Company's Executive Chairman and a principal shareholder, made separate equity investments in Hudl. Subsequent to the Company's March 2015 investment, the Company and Mr. Dunlap currently hold combined direct and indirect equity ownership interests in Hudl of 18.6% and 3.4%, respectively. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl under the cost method. The Company's investment in Hudl is included in "investments and notes receivable" in the Company's consolidated balance sheet.

The Company makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including investments in real estate. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company's headquarters are located. One investment includes the development of a building in Lincoln's Haymarket District that will be the new headquarters of Hudl. Upon completion of the building in late 2017, Hudl will be the primary tenant in this building.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

20.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2016.

	As of December 31, 2016			As of December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading): (a)
Student loan asset-backed securities	$—	103,780	103,780	—	147,925	147,925
Equity securities	2,694	—	2,694	7,337	—	7,337
Debt securities	119	—	119	130	—	130
Total investments (available-for-sale and trading)	2,813	103,780	106,593	7,467	147,925	155,392
Derivative instruments (b)	—	87,531	87,531	—	28,690	28,690
Total assets	$2,813	191,311	194,124	7,467	176,615	184,082
Liabilities:
Derivative instruments (b):	$—	77,826	77,826	—	74,881	74,881
Total liabilities	$—	77,826	77,826	—	74,881	74,881

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,653,581	24,903,724	—	—	25,653,581
Cash and cash equivalents	69,654	69,654	69,654	—	—
Investments (available-for-sale and trading)	106,593	106,593	2,813	103,780	—
Notes receivable	17,031	17,031	—	17,031	—
Restricted cash	980,961	980,961	980,961	—	—
Restricted cash – due to customers	119,702	119,702	119,702	—	—
Accrued interest receivable	391,264	391,264	—	391,264	—
Derivative instruments	87,531	87,531	—	87,531	—
Financial liabilities:
Bonds and notes payable	24,220,996	24,668,490	—	24,220,996	—
Accrued interest payable	45,677	45,677	—	45,677	—
Due to customers	119,702	119,702	119,702	—	—
Derivative instruments	77,826	77,826	—	77,826	—

	As of December 31, 2015
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$28,611,350	28,324,552	—	—	28,611,350
Cash and cash equivalents	63,529	63,529	63,529	—	—
Investments (available-for-sale and trading)	155,392	155,392	7,467	147,925	—
Notes receivable	18,067	18,473	—	18,067	—
Restricted cash	832,624	832,624	832,624	—	—
Restricted cash – due to customers	144,771	144,771	144,771	—	—
Accrued interest receivable	383,825	383,825	—	383,825	—
Derivative instruments	28,690	28,690	—	28,690	—
Financial liabilities:
Bonds and notes payable	27,150,775	28,105,921	—	27,150,775	—
Accrued interest payable	31,507	31,507	—	31,507	—
Due to customers	144,771	144,771	144,771	—	—
Derivative instruments	74,881	74,881	—	74,881	—

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are previously discussed.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Student Loans Receivable

If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Fair values for student loans receivable were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

22. Quarterly Financial Information (Unaudited)

	2016
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$101,609	92,200	99,795	78,960
Less provision for loan losses	2,500	2,000	6,000	3,000
Net interest income after provision for loan losses	99,109	90,200	93,795	75,960
Loan systems and servicing revenue	52,330	54,402	54,350	53,764
Tuition payment processing, school information, and campus commerce revenue	38,657	30,483	33,071	30,519
Communications revenue	4,346	4,478	4,343	4,492
Enrollment services revenue	4,326	—	—	—
Other income	13,796	9,765	15,150	15,218
Gain on sale of loans and debt repurchases, net	101	—	2,160	5,720
Derivative market value and foreign currency adjustments and derivative settlements, net	(28,691)	(40,702)	36,001	83,187
Salaries and benefits	(63,242)	(60,923)	(63,743)	(68,017)
Depreciation and amortization	(7,640)	(8,183)	(8,994)	(9,116)
Loan servicing fees	(6,928)	(7,216)	(5,880)	(5,726)
Cost to provide communications services	(1,703)	(1,681)	(1,784)	(1,697)
Cost to provide enrollment services	(3,623)	—	—	—
Operating expenses	(28,376)	(29,409)	(26,391)	(31,245)
Income tax expense	(24,433)	(15,036)	(47,715)	(54,128)
Net income	48,029	26,178	84,363	98,931
Net income attributable to noncontrolling interest	68	28	69	585
Net income attributable to Nelnet, Inc.	$47,961	26,150	84,294	98,346
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.11	0.61	1.98	2.32

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	2015
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$102,595	105,096	111,993	112,215
Less provision for loan losses	2,000	2,150	3,000	3,000
Net interest income after provision for loan losses	100,595	102,946	108,993	109,215
Loan systems and servicing revenue	57,811	63,833	61,520	56,694
Tuition payment processing, school information, and campus commerce revenue	34,680	27,686	30,439	27,560
Enrollment services revenue	13,373	12,680	13,741	11,279
Other income	11,408	11,985	12,282	11,587
Gain on sale of loans and debt repurchases, net	2,875	1,515	597	166
Derivative market value and foreign currency adjustments and derivative settlements, net	(3,078)	6,502	(30,658)	31,635
Salaries and benefits	(61,050)	(58,787)	(63,215)	(64,862)
Depreciation and amortization	(5,662)	(6,501)	(6,977)	(7,203)
Loan servicing fees	(7,616)	(7,420)	(7,793)	(7,384)
Cost to provide enrollment services	(10,799)	(10,395)	(11,349)	(9,190)
Operating expenses	(30,101)	(32,725)	(31,604)	(28,584)
Income tax expense	(37,630)	(40,356)	(26,999)	(47,395)
Net income	64,806	70,963	48,977	83,518
Net income attributable to noncontrolling interest	41	54	22	168
Net income attributable to Nelnet, Inc.	$64,765	70,909	48,955	83,350
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.40	1.54	1.09	1.86

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

23. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2016 and 2015 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2016 for Nelnet, Inc.

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

Balance Sheets
(Parent Company Only)
As of December 31, 2016 and 2015
	2016	2015
Assets:
Cash and cash equivalents	$29,734	19,419
Investments and notes receivable	167,711	214,786
Investment in subsidiary debt	71,815	49,932
Restricted cash	7,805	14,802
Investment in subsidiaries	1,537,507	1,519,103
Notes receivable from subsidiaries	161,284	169,845
Other assets	136,685	168,947
Fair value of derivative instruments	86,379	27,120
Total assets	$2,198,920	2,183,954
Liabilities:
Notes payable	$48,085	230,307
Other liabilities	74,706	56,234
Fair value of derivative instruments	10,221	9,231
Total liabilities	133,012	295,772
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	421	440
Additional paid-in capital	420	—
Retained earnings	2,056,084	1,881,708
Accumulated other comprehensive earnings	4,730	2,284
Total Nelnet, Inc. shareholders' equity	2,061,655	1,884,432
Noncontrolling interest	4,253	3,750
Total equity	2,065,908	1,888,182
Total liabilities and shareholders' equity	$2,198,920	2,183,954

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2016, 2015, and 2014
	2016	2015	2014
Investment interest income	$9,794	5,776	6,863
Interest expense on bonds and notes payable	6,049	6,242	5,492
Net interest (expense) income	3,745	(466)	1,371
Other income:
Other income	7,037	4,012	8,943
Gain from debt repurchases	8,083	4,904	6,685
Equity in subsidiaries income	239,405	276,825	316,934
Derivative market value adjustments and derivative settlements, net	45,203	8,416	14,963
Total other income	299,728	294,157	347,525
Operating expenses	8,183	5,057	5,598
Income before income taxes	295,290	288,634	343,298
Income tax expense	38,642	20,655	34,017
Net income	256,648	267,979	309,281
Net (loss) income attributable to noncontrolling interest	(103)	—	1,671
Net income attributable to Nelnet, Inc.	$256,751	267,979	307,610

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2016, 2015, and 2014
	2016	2015	2014
Net income	$256,648	267,979	309,281
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	5,789	(1,570)	9,006
Less reclassification adjustment for gains recognized in net income, net of losses	(1,907)	(2,955)	(8,506)
Income tax effect	(1,436)	1,674	(184)
Total other comprehensive income (loss)	2,446	(2,851)	316
Comprehensive income	259,094	265,128	309,597
Comprehensive (loss) income attributable to noncontrolling interest	(103)	—	1,671
Comprehensive income attributable to Nelnet, Inc.	$259,197	265,128	307,926

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2016, 2015, and 2014
	2016	2015	2014
Net income attributable to Nelnet, Inc.	$256,751	267,979	307,610
Net (loss) income attributable to noncontrolling interest	(103)	—	1,671
Net income	256,648	267,979	309,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	391	327	303
Derivative market value adjustment	(62,268)	(31,411)	(36,979)
Proceeds to terminate and/or amend derivative instruments, net of payments	3,999	65,527	1,765
Payment to enter into derivative instrument	—	—	(9,087)
Equity in earnings of subsidiaries	(239,405)	(276,825)	(316,934)
Gain from sales of available-for-sale securities, net	(1,907)	(2,955)	(8,506)
Gain from debt repurchases	(8,083)	(4,904)	(6,685)
Proceeds (purchases) related to trading securities, net	62	(167)	—
Deferred income tax expense	20,071	3,228	12,397
Non-cash compensation expense	4,348	5,347	4,699
Other	1,055	2,113	2,576
Decrease (increase) in other assets	32,262	(8,541)	(2,211)
(Decrease) increase in other liabilities	(594)	6,597	115
Net cash provided by (used in) operating activities	6,579	26,315	(49,266)
Cash flows from investing activities:
Decrease (increase) in restricted cash	6,997	(13,825)	3,636
Purchases of available-for-sale securities	(94,920)	(98,332)	(192,315)
Proceeds from sales of available-for-sale securities	139,427	94,722	240,371
Capital contributions/distributions to/from subsidiaries, net	223,386	120,291	(25,017)
Decrease (increase) in notes receivable from subsidiaries	8,561	(84,061)	12,623
Proceeds from investments and notes receivable	9,952	12,253	4,163
(Purchases of) proceeds from subsidiary debt, net	(13,800)	72,125	111,038
Purchases of investments and issuances of notes receivable	(4,365)	(53,388)	(27,166)
Business acquisition, net of cash acquired	—	(45,916)	—
Net cash provided by investing activities	275,238	3,869	127,333
Cash flows from financing activities:
Payments on notes payable	(412,000)	(42,541)	(63,084)
Proceeds from issuance of notes payable	230,000	116,460	27,577
Payments of debt issuance costs	(613)	(773)	(512)
Dividends paid	(21,188)	(19,025)	(18,542)
Repurchases of common stock	(69,091)	(96,169)	(15,713)
Proceeds from issuance of common stock	889	801	656
Issuance of noncontrolling interest	501	—	201
Distribution to noncontrolling interest	—	(230)	(1,970)
Net cash used in financing activities	(271,502)	(41,477)	(71,387)
Net increase (decrease) in cash and cash equivalents	10,315	(11,293)	6,680
Cash and cash equivalents, beginning of period	19,419	30,712	24,032
Cash and cash equivalents, end of period	$29,734	19,419	30,712

Cash disbursements made for:
Interest	$5,533	5,914	5,189
Income taxes, net of refunds	$115,415	147,130	155,715

Non-cash investing and financing activities:
Issuance of noncontrolling interest	$—	3,750	—
Contributions of investments to subsidiaries, net	$(1,884)	—	—

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

Interest rates for Subsidized Stafford Loans. For Stafford Loans first disbursed to a “new” borrower (a “new” borrower is defined for purposes of this section as one who had no outstanding balance on a FFELP loan on the date the new promissory note was signed) for a period of enrollment beginning before January 1, 1981, the applicable interest rate is fixed at 7%.

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

Repayment

Repayment periods. Loans made under the Federal Family Education Loan Program, other than Consolidation Loans and loans being repaid under an income-based or extended repayment schedule, must provide for repayment of principal in periodic installments over a period of not less than five, nor more than ten years. A borrower may request, with concurrence of the lender, to repay the loan in less than five years with the right to subsequently extend the minimum repayment period to five years. Since the 1998 Amendments, lenders have been required to offer extended repayment schedules to new borrowers disbursed on or after October 7, 1998 who accumulate outstanding FFELP Loans of more than $30,000, in which case the repayment period may extend up to 25 years, subject to certain minimum repayment amounts. Consolidation Loans must be repaid within maximum repayment periods which vary depending upon the principal amount of the borrower's outstanding student loans, but may not exceed 30 years. For Consolidation Loans for which the application was received prior to January 1, 1993, the repayment period cannot exceed 25 years. Periods of authorized deferment and forbearance are excluded from the maximum repayment period. In addition, if the repayment schedule on a loan with a variable interest rate does not provide for adjustments to the amount of the monthly installment payment, the maximum repayment period may be extended for up to three years.

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

•
During a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full-time and earning an amount that does not exceed the greater of the federal minimum wage or 150% of the poverty line applicable to a borrower's family size and state of residence. Additional categories of economic hardship are based on the receipt of payments from a state or federal public assistance program, service in the Peace Corps, or until July 1, 2009, the relationship between a borrower's educational debt burden and his or her income.

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

Interest subsidy payments

Interest subsidy payments are interest payments paid on the outstanding principal balance of an eligible loan before the time the loan enters repayment and during deferment periods. The Secretary of Education and the guarantee agencies enter into interest subsidy agreements whereby the Secretary of Education agrees to pay interest subsidy payments on a quarterly basis to the holders of eligible guaranteed loans for the benefit of students meeting certain requirements, subject to the holders' compliance with all requirements of the Higher Education Act. Subsidized Stafford Loans are eligible for interest payments. Consolidation Loans for which the application was received on or after January 1, 1993, are eligible for interest subsidy payments. Consolidation Loans made from applications received on or after August 10, 1993, are eligible for interest subsidy payments only if all underlying loans consolidated were Subsidized Stafford Loans. Consolidation Loans for which the application is received by an eligible lender on or after November 13, 1997, are eligible for interest subsidy payments on that portion of the Consolidation Loan that repaid subsidized FFELP Loans or similar subsidized loans made under the Direct Loan Program. The portion of the Consolidation Loan that repaid HEAL Loans is not eligible for interest subsidy, regardless of the date the Consolidation Loan was made.

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