Form 10-Q
period 2017-03-31
NELNET INC
filed 2017-05-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commission File Number: 001-31924

NELNET, INC.
(Exact name of registrant as specified in its charter)

NEBRASKA (State or other jurisdiction of incorporation or organization)	84-0748903 (I.R.S. Employer Identification No.)

121 SOUTH 13TH STREET SUITE 100 LINCOLN, NEBRASKA (Address of principal executive offices)	68508 (Zip Code)
 (402) 458-2370
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                                                              Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]
            Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No[X]

As of April 30, 2017, there were 30,738,324 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	March 31, 2017	December 31, 2016
Assets:
Student loans receivable (net of allowance for loan losses of $50,526 and $51,842, respectively)	$24,003,386	24,903,724
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	9,616	7,841
Cash and cash equivalents - held at a related party	98,544	61,813
Total cash and cash equivalents	108,160	69,654
Investments and notes receivable	273,818	254,144
Restricted cash	787,635	980,961
Restricted cash - due to customers	93,699	119,702
Accrued interest receivable	392,754	391,264
Accounts receivable (net of allowance for doubtful accounts of $1,643 and $1,549, respectively)	45,944	43,972
Goodwill	147,312	147,312
Intangible assets, net	45,434	47,813
Property and equipment, net	143,062	123,786
Other assets	60,364	10,245
Fair value of derivative instruments	39,652	87,531
Total assets	$26,141,220	27,180,108
Liabilities:
Bonds and notes payable	$23,594,516	24,668,490
Accrued interest payable	46,427	45,677
Other liabilities	199,816	197,488
Due to customers	93,699	119,702
Fair value of derivative instruments	79,095	77,826
Total liabilities	24,013,553	25,109,183
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 30,740,185 shares and 30,628,112 shares, respectively	307	306
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares	115	115
Additional paid-in capital	2,236	420
Retained earnings	2,100,214	2,056,084
Accumulated other comprehensive earnings	5,315	4,730
Total Nelnet, Inc. shareholders' equity	2,108,187	2,061,655
Noncontrolling interests	19,480	9,270
Total equity	2,127,667	2,070,925
Total liabilities and equity	$26,141,220	27,180,108

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$24,186,008	25,090,530
Restricted cash	778,123	970,306
Accrued interest receivable and other assets	391,555	390,504
Bonds and notes payable	(24,002,228)	(25,105,704)
Other liabilities	(298,104)	(290,996)
Fair value of derivative instruments, net	(66,670)	(66,453)
Net assets of consolidated education lending variable interest entities	$988,684	988,187
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months
	ended March 31,
	2017	2016
Interest income:
Loan interest	$181,207	189,988
Investment interest	2,617	2,029
Total interest income	183,824	192,017
Interest expense:
Interest on bonds and notes payable	106,899	90,408
Net interest income	76,925	101,609
Less provision for loan losses	1,000	2,500
Net interest income after provision for loan losses	75,925	99,109
Other income:
Loan systems and servicing revenue	54,229	52,330
Tuition payment processing, school information, and campus commerce revenue	43,620	38,657
Communications revenue	5,106	4,346
Enrollment services revenue	—	4,326
Other income	12,632	13,796
Gain from debt repurchases	4,980	101
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(4,830)	(28,691)
Total other income	115,737	84,865
Operating expenses:
Salaries and benefits	71,863	63,242
Depreciation and amortization	8,598	7,640
Loan servicing fees	6,025	6,928
Cost to provide communications services	1,954	1,703
Cost to provide enrollment services	—	3,623
Other expenses	26,547	28,376
Total operating expenses	114,987	111,512
Income before income taxes	76,675	72,462
Income tax expense	28,755	24,433
Net income	47,920	48,029
Net loss (income) attributable to noncontrolling interests	2,106	(68)
Net income attributable to Nelnet, Inc.	$50,026	47,961
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.18	1.11
Weighted average common shares outstanding - basic and diluted	42,291,857	43,088,092

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2017	2016
Net income	$47,920	48,029
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	1,259	(1,510)
Reclassification adjustment for (gains) losses recognized in net income, net	(331)	132
Income tax effect	(343)	510
Total other comprehensive income (loss)	585	(868)
Comprehensive income	48,505	47,161
Comprehensive loss (income) attributable to noncontrolling interests	2,106	(68)
Comprehensive income attributable to Nelnet, Inc.	$50,611	47,093

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	975	975
Net income	—	—	—	—	—	—	—	47,961	—	68	48,029
Other comprehensive loss	—	—	—	—	—	—	—	—	(868)	—	(868)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(97)	(97)
Cash dividend on Class A and Class B common stock - $0.12 per share	—	—	—	—	—	—	—	(5,093)	—	—	(5,093)
Issuance of common stock, net of forfeitures	—	130,797	—	—	1	—	2,707	—	—	—	2,708
Compensation expense for stock based awards	—	—	—	—	—	—	1,183	—	—	—	1,183
Repurchase of common stock	—	(1,599,099)	—	—	(16)	—	(977)	(51,076)	—	—	(52,069)
Balance as of March 31, 2016	—	31,008,226	11,476,932	$—	310	115	2,913	1,873,500	1,416	8,672	1,886,926
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	12,626	12,626
Net income (loss)	—	—	—	—	—	—	—	50,026	—	(2,106)	47,920
Other comprehensive income	—	—	—	—	—	—	—	—	585	—	585
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(310)	(310)
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(5,896)	—	—	(5,896)
Issuance of common stock, net of forfeitures	—	143,789	—	—	1	—	2,089	—	—	—	2,090
Compensation expense for stock based awards	—	—	—	—	—	—	1,096	—	—	—	1,096
Repurchase of common stock	—	(31,716)	—	—	—	—	(1,369)	—	—	—	(1,369)
Balance as of March 31, 2017	—	30,740,185	11,476,932	$—	307	115	2,236	2,100,214	5,315	19,480	2,127,667

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months
	ended March 31,
	2017	2016
Net income attributable to Nelnet, Inc.	$50,026	47,961
Net (loss) income attributable to noncontrolling interests	(2,106)	68
Net income	47,920	48,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	34,310	31,078
Student loan discount accretion	(12,014)	(10,917)
Provision for loan losses	1,000	2,500
Derivative market value adjustment	(1,238)	3,674
Foreign currency transaction adjustment	4,690	18,480
Proceeds from termination of derivative instruments	913	3,522
Payments to enter into derivative instruments	(929)	—
Gain from debt repurchases	(4,980)	(101)
(Gain) loss from sales of available-for-sale securities, net	(331)	132
Proceeds (purchases) related to trading securities, net	7	(3,436)
Deferred income tax benefit	(1,753)	(4,260)
Non-cash compensation expense	1,121	1,242
Other	581	1,990
Increase in accrued interest receivable	(1,490)	(452)
(Increase) decrease in accounts receivable	(1,972)	5,961
Decrease (increase) in other assets	294	(2,922)
Increase in accrued interest payable	750	7,443
Increase in other liabilities	6,954	2,551
Net cash provided by operating activities	73,833	104,514
Cash flows from investing activities:
Purchases of student loans	(50,126)	(108,543)
Net proceeds from student loan repayments, claims, capitalized interest, and other	953,698	870,898
Proceeds from sale of student loans	—	44,738
Purchases of available-for-sale securities	(53,530)	(14,595)
Proceeds from sales of available-for-sale securities	37,809	44,675
Purchases of investments and issuance of notes receivable	(4,898)	(3,021)
Proceeds from investments and notes receivable	1,605	3,087
Purchases of property and equipment	(26,469)	(15,258)
Decrease (increase) in restricted cash, net	193,326	(92,301)
Net cash provided by investing activities	1,051,415	729,680
Cash flows from financing activities:
Payments on bonds and notes payable	(1,128,899)	(858,147)
Proceeds from issuance of bonds and notes payable	37,496	67,698
Payments of debt issuance costs	(364)	(164)
Dividends paid	(5,896)	(5,093)
Repurchases of common stock	(1,369)	(52,069)
Proceeds from issuance of common stock	—	228
Issuance of noncontrolling interests	12,600	955
Distribution to noncontrolling interests	(310)	(97)
Net cash used in financing activities	(1,086,742)	(846,689)
Net increase (decrease) in cash and cash equivalents	38,506	(12,495)
Cash and cash equivalents, beginning of period	69,654	63,529
Cash and cash equivalents, end of period	$108,160	51,034

Cash disbursements made for:
Interest	$88,066	66,091
Income taxes, net of refunds	$1,180	1,323
Supplemental noncash operating activities:
Increase in other assets related to centrally cleared variation margin settlements on derivative instruments	$50,401	—

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").

Noncontrolling Interest

Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes Educational Loan Services, Inc. ("Great Lakes") created a joint venture to respond to the U.S. Department of Education’s initiative to procure a contract for federal student loan servicing to acquire a single servicing platform to service all loans owned by the Department.  The joint venture operates as a new legal entity called GreatNet Solutions, LLC (“GreatNet”).  Nelnet Servicing and Great Lakes each own 50 percent of the ownership interests in GreatNet.  See note 11 for additional information on the contract procurement process.

During the three months ended March 31, 2017, Nelnet Servicing contributed $12.6 million to GreatNet and GreatNet began to incur certain operating costs.  For financial reporting purposes, the balance sheet and operating results of GreatNet are included in the Company’s consolidated financial statements and presented in the Company’s Loan Systems and Servicing operating segment.  The proportionate share of membership interest (equity) and net loss of GreatNet that is attributable to Great Lakes is reflected as minority interest in the consolidated financial statements.

For a description of other entities in which the Company reflects minority interest in its consolidated financial statements, see note 2 of the notes to consolidated financial statements included in the 2016 Annual Report.

2.  Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	March 31, 2017	December 31, 2016
Federally insured loans:
Stafford and other	$4,927,541	5,186,047
Consolidation	19,012,552	19,643,937
Total	23,940,093	24,829,984
Private education loans	256,816	273,659
	24,196,909	25,103,643
Loan discount, net of unamortized loan premiums and deferred origination costs (a)	(142,997)	(148,077)
Allowance for loan losses – federally insured loans	(36,687)	(37,268)
Allowance for loan losses – private education loans	(13,839)	(14,574)
	$24,003,386	24,903,724

(a)
As of March 31, 2017 and December 31, 2016, "loan discount, net of unamortized loan premiums and deferred origination costs" included $16.6 million and $18.6 million, respectively, of non-accretable discount associated with purchased loans of $8.0 billion and $8.3 billion, respectively.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31,
	2017	2016
Balance at beginning of period	$51,842	50,498
Provision for loan losses:
Federally insured loans	2,000	2,000
Private education loans	(1,000)	500
Total provision for loan losses	1,000	2,500
Charge-offs:
Federally insured loans	(2,581)	(3,049)
Private education loans	(82)	(401)
Total charge-offs	(2,663)	(3,450)
Recoveries - private education loans	197	276
Purchase of private education loans	—	160
Transfer from repurchase obligation related to private education loans repurchased	150	100
Balance at end of period	$50,526	50,084

Allocation of the allowance for loan losses:
Federally insured loans	$36,687	34,441
Private education loans	13,839	15,643
Total allowance for loan losses	$50,526	50,084

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of March 31, 2017		As of December 31, 2016		As of March 31, 2016
Federally insured loans:
Loans in-school/grace/deferment	$1,604,494		$1,606,468		$2,198,559
Loans in forbearance	2,125,344		2,295,367		2,736,472
Loans in repayment status:
Loans current	17,690,083	87.5%	18,125,768	86.6%	19,375,813	86.0%
Loans delinquent 31-60 days	732,433	3.6	818,976	3.9	866,207	3.8
Loans delinquent 61-90 days	493,876	2.4	487,647	2.3	538,284	2.4
Loans delinquent 91-120 days	275,711	1.4	335,291	1.6	329,425	1.5
Loans delinquent 121-270 days	763,030	3.8	854,432	4.1	1,008,157	4.5
Loans delinquent 271 days or greater	255,122	1.3	306,035	1.5	396,280	1.8
Total loans in repayment	20,210,255	100.0%	20,928,149	100.0%	22,514,166	100.0%
Total federally insured loans	$23,940,093		$24,829,984		$27,449,197

Private education loans:
Loans in-school/grace/deferment	$34,138		$35,146		$55,668
Loans in forbearance	3,811		3,448		722
Loans in repayment status:
Loans current	213,081	97.4%	228,612	97.2%	231,556	97.2%
Loans delinquent 31-60 days	1,355	0.6	1,677	0.7	968	0.4
Loans delinquent 61-90 days	1,402	0.6	1,110	0.5	1,144	0.5
Loans delinquent 91 days or greater	3,029	1.4	3,666	1.6	4,563	1.9
Total loans in repayment	218,867	100.0%	235,065	100.0%	238,231	100.0%
Total private education loans	$256,816		$273,659		$294,621

3.  Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$21,316,429	0.22% - 6.90%	6/25/21 - 9/25/65
Bonds and notes based on auction	800,065	1.69% - 2.32%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	22,116,494
FFELP warehouse facilities	1,608,569	0.83% - 1.17%	9/7/18 - 12/13/19
Variable-rate bonds and notes issued in private education loan asset-backed securitization	102,585	2.73%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	105,264	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	35,000	2.29%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,526	4.52%	9/15/61
Other borrowings	20,871	1.78% - 3.38%	4/27/17 - 12/15/45
	24,009,309
Discount on bonds and notes payable and debt issuance costs	(414,793)
Total	$23,594,516

	As of December 31, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$22,130,063	0.24% - 6.90%	6/25/21 - 9/25/65
Bonds and notes based on auction	998,415	1.61% - 2.28%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	23,128,478
FFELP warehouse facilities	1,677,443	0.63% - 1.09%	9/7/18 - 12/13/19
Variable-rate bonds and notes issued in private education loan asset-backed securitization	112,582	2.60%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	113,378	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	50,184	4.37%	9/15/61
Other borrowings	18,355	3.38%	3/31/23 / 12/15/45
	25,100,420
Discount on bonds and notes payable and debt issuance costs	(431,930)
Total	$24,668,490

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of March 31, 2017, the Company had three FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-III (a)	NHELP-II	Total
Maximum financing amount	$875,000	750,000	500,000	2,125,000
Amount outstanding	619,249	587,741	401,579	1,608,569
Amount available	$255,751	162,259	98,421	516,431
Expiration of liquidity provisions	July 10, 2018	April 28, 2017	December 15, 2017
Final maturity date	September 7, 2018	April 26, 2019	December 13, 2019
Maximum advance rates	92.0 - 98.0%	92.2 - 95.0%	85.0 - 95.0%
Minimum advance rates	84.0 - 90.0%	92.2 - 95.0%	85.0 - 95.0%
Advanced as equity support	$18,177	30,052	29,689	77,918

(a)
On April 3, 2017, the Company entered into a letter agreement for this warehouse facility to decrease the maximum financing amount to $600.0 million. On April 28, 2017, the Company amended the agreement for this warehouse facility which changed the expiration date for the liquidity provisions to April 27, 2018 and changed the final maturity date to April 27, 2020. On May 5, 2017, the Company decreased the maximum financing amount on this warehouse facility to $400.0 million.

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of December 12, 2021.  As of March 31, 2017, the unsecured line of credit had an outstanding balance of $35.0 million and $315.0 million was available for future use.

Debt Repurchases

During the three months ended March 31, 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes and recognized a gain of $4.4 million. In addition, the amendments described above were made to the indenture. After the completion of this tender offer, the Company has $20.5 million of Hybrid Securities that remain outstanding. In addition, during the first quarter of 2017, the Company recognized a gain of $0.6 million on the repurchase of its own FFELP asset-backed securities.

4.  Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2016 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2017 and December 31, 2016 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding as of March 31, 2017 and December 31, 2016 in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of March 31,	As of December 31,
	2017	2016
Maturity	Notional amount	Notional amount
2018	$4,000,000	—
2024	250,000	—
2026	1,150,000	1,150,000
2027	375,000	—
2028	325,000	325,000
2029	100,000	—
2031	300,000	300,000
	$6,500,000	1,775,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2017 and December 31, 2016 was one-month LIBOR plus 15.3 basis points and 10.1 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income as of March 31, 2017 and December 31, 2016.

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

Interest Rate Swaps – Unsecured Debt Hedges

As of March 31, 2017 and December 31, 2016, the Company had $20.5 million and $50.2 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding as of March 31, 2017 and December 31, 2016 that are used to effectively convert the variable interest rate on a designated notional amount with respect to the Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest Rate Caps

In June 2015, in conjunction with the entry into a $275.0 million private education loan warehouse facility, the Company paid $2.9 million for two interest rate cap contracts with a total notional amount of $275.0 million. The first interest rate cap had a notional amount of $125.0 million and a one-month LIBOR strike rate of 2.50%, and the second interest rate cap had a notional amount of $150.0 million and a one-month LIBOR strike rate of 4.99%. In the event that the one-month LIBOR rate rose above the applicable strike rate, the Company would receive monthly payments related to the spread difference. Both interest rate cap contracts had a maturity date of July 15, 2020. The private education loan warehouse facility was terminated by the Company on December 21, 2016. During the first quarter of 2017, the Company received $913,000 to terminate the interest rate cap contracts that were held in the private education loan warehouse legal entity and paid $929,000 to enter into new interest rate cap contracts with identical terms at Nelnet, Inc. (the parent company). The Company currently intends to keep these derivatives outstanding to partially mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate.

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

	Three months ended March 31,
	2017	2016
Re-measurement of Euro Notes	$(4,690)	(18,480)
Change in fair value of cross-currency interest rate swap	935	32,701
Total impact to consolidated statements of income - (expense) income (a)	$(3,755)	14,221

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency transaction adjustments and derivative settlements, net" in the Company's consolidated statements of income.

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
Consolidated Financial Statement Impact Related to Derivatives

Effective June 10, 2013, all over-the-counter derivative contracts executed by the Company are cleared post-execution at the Chicago Mercantile Exchange (“CME”), a regulated clearinghouse.  Clearing is a process by which a third-party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default.

Prior to January 3, 2017, the Company accounted for variation margin payments to the CME as collateral against its derivative position.  As such, these payments were treated as a separate unit of account from the derivative instrument and reported as a liability for cash collateral received and an asset (restricted cash) for cash collateral paid.  Effective January 3, 2017, the CME amended its rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ exposure rather than collateral against the exposure.  Based on these rulebook changes, for accounting and presentation purposes, the Company considers variation margin and the corresponding derivative instrument a single unit of account.  As such, effective January 3, 2017, the variation margin received or paid is no longer accounted for separately as a liability or asset.  Instead, these payments are recognized as derivative settlements and considered in determining the fair value of the centrally cleared derivative portfolio.

The new clearinghouse requirements did not alter or affect the accounting and presentation of the Company’s derivative instruments executed prior to June 10, 2013 and those derivatives that are not required to be cleared at a clearinghouse (non-centrally cleared derivatives). The Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset or liability measured at its fair value. Certain non-centrally cleared derivatives are subject to right of offset provisions with counterparties.  For these derivatives, the Company does not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments that are recognized at fair value and executed with the same counterparty under a master netting arrangement.

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
1:3 basis swaps	$—	—	5,198	2,624
Interest rate swaps - floor income hedges	85,533	81,159	304	256
Interest rate swap option - floor income hedge	2,092	2,977	—	—
Interest rate swaps - hybrid debt hedges	—	—	6,923	7,341
Interest rate caps	646	1,152	—	—
Cross-currency interest rate swap	—	—	66,670	67,605
Other	1,782	2,243	—	—
Centrally cleared variation margin (a)	(50,401)	—	—	—
Total	$39,652	87,531	79,095	77,826

(a)	As of March 31, 2017, the $50.4 million in variation margin due from the CME is included in "other assets" in the Company's consolidated balance sheet.

Offsetting of Derivative Assets/Liabilities

		Gross amounts not offset in the consolidated balance sheets
	Gross amounts of recognized assets/liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
	As of March 31, 2017
Derivative assets:
Non-centrally cleared derivative assets	$3,058	—	—	3,058
Centrally cleared derivative assets	36,594	—	—	36,594
	$39,652	—	—	39,652
Derivative liabilities:
Non-centrally cleared derivative liabilities	$(73,593)	—	7,892	(65,701)
Centrally cleared derivative liabilities	(5,502)	—	—	(5,502)
	$(79,095)	—	7,892	(71,203)

	As of December 31, 2016
Derivative assets	$87,531	(2,880)	475	85,126
Derivative liabilities	$(77,826)	2,880	7,292	(67,654)

The following table summarizes the effect of derivative instruments in the consolidated statements of income.

	Three months ended March 31,
	2017	2016
Settlements:
1:3 basis swaps	$698	(329)
Interest rate swaps - floor income hedges	(120)	(5,243)
Interest rate swaps - hybrid debt hedges	(205)	(232)
Cross-currency interest rate swap	(1,751)	(733)
Centrally cleared variation margin settlements	50,401	—
Total settlements - income (expense)	49,023	(6,537)
Change in fair value:
1:3 basis swaps	(2,574)	768
Interest rate swaps - floor income hedges	4,324	(32,709)
Interest rate swap option - floor income hedge	(884)	(1,415)
Interest rate swaps - hybrid debt hedges	419	(2,549)
Interest rate caps	(522)	(763)
Cross-currency interest rate swap	935	32,701
Centrally cleared variation margin	(50,401)	—
Other	(460)	293
Total change in fair value - income (expense)	(49,163)	(3,674)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(4,690)	(18,480)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - (expense) income	$(4,830)	(28,691)

5.  Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of March 31, 2017				As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$114,315	7,028	(622)	120,721	98,260	6,280	(641)	103,899
Equity securities	720	2,081	(54)	2,747	720	1,930	(61)	2,589
Total available-for-sale investments	$115,035	9,109	(676)	123,468	98,980	8,210	(702)	106,488
Trading investments - equity securities				98				105
Total available-for-sale and trading investments				123,566				106,593
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				73,800				69,789
Real estate				48,480				48,379
Notes receivable				16,563				17,031
Tax liens and affordable housing				11,409				12,352
Total investments and notes receivable				$273,818				254,144

(a)
As of March 31, 2017, the aggregate fair value of available-for-sale investments with unrealized losses was $34.8 million, of which $11.0 million had been in a continuous unrealized loss position for greater than 12 months. Because the Company currently has the intent and ability to retain these investments for an anticipated recovery in fair value, as of March 31, 2017, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of March 31, 2017, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

6. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of March 31, 2017 (months)	As of March 31, 2017	As of December 31, 2016

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $9,623 and $8,548, respectively)	166	$27,261	28,335
Trade names (net of accumulated amortization of $1,864 and $1,653, respectively)	186	9,708	9,919
Computer software (net of accumulated amortization of $6,760 and $5,675, respectively)	23	8,211	9,296
Covenants not to compete (net of accumulated amortization of $100 and $91, respectively)	86	254	263
Total - amortizable intangible assets	144	$45,434	47,813

The Company recorded amortization expense on its intangible assets of $2.4 million and $2.5 million during the three months ended March 31, 2017 and 2016, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2017, the Company estimates it will record amortization expense as follows:

2017 (April 1 - December 31)	$7,007
2018	8,605
2019	5,147
2020	4,231
2021	3,480
2022 and thereafter	16,964
$45,434

7. Goodwill

The carrying amount of goodwill as of December 31, 2016 and March 31, 2017 by reportable operating segment was as follows:

	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$8,596	67,168	21,112	41,883	8,553	147,312

8. Property and Equipment

Property and equipment consisted of the following:

		As of March 31, 2017	As of December 31, 2016
	Useful life
Non-communications:
Computer equipment and software	1-5 years	$103,109	97,317
Office furniture and equipment	3-7 years	12,376	12,344
Building and building improvements	5-39 years	13,383	13,363
Transportation equipment	4-10 years	3,813	3,809
Leasehold improvements	5-20 years	3,605	3,579
Land	—	1,682	1,682
Construction in progress	—	19,284	16,346
		157,252	148,440
Accumulated depreciation - non-communications		95,575	91,285
Non-communications, net property and equipment		61,677	57,155

Communications:
Network plant and fiber	5-15 years	51,868	40,844
Central office	5-15 years	7,388	6,448
Customer located property	5-10 years	7,385	5,138
Transportation equipment	4-10 years	3,805	2,966
Computer equipment and software	1-5 years	2,344	2,026
Other	1-39 years	1,411	1,268
Land	—	70	70
Construction in progress	—	13,695	12,537
		87,966	71,297
Accumulated depreciation - communications		6,581	4,666
Communications, net property and equipment		81,385	66,631
Total property and equipment, net		$143,062	123,786

Depreciation expense for the three months ended March 31, 2017 and 2016 related to property and equipment was $6.2 million and $5.1 million, respectively.

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

	Three months ended March 31,
	2017			2016
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$49,505	521	50,026	47,452	509	47,961

Denominator:
Weighted-average common shares outstanding - basic and diluted	41,851,064	440,793	42,291,857	42,630,806	457,286	43,088,092
Earnings per share - basic and diluted	$1.18	1.18	1.18	1.11	1.11	1.11

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

10.  Segment Reporting

See note 14 of the notes to consolidated financial statements included in the 2016 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2017
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$94	2	1	182,326	2,761	(1,359)	183,824
Interest expense	—	—	712	106,751	795	(1,359)	106,899
Net interest income	94	2	(711)	75,575	1,966	—	76,925
Less provision for loan losses	—	—	—	1,000	—	—	1,000
Net interest income (loss) after provision for loan losses	94	2	(711)	74,575	1,966	—	75,925
Other income:
Loan systems and servicing revenue	54,229	—	—	—	—	—	54,229
Intersegment servicing revenue	10,323	—	—	—	—	(10,323)	—
Tuition payment processing, school information, and campus commerce revenue	—	43,620	—	—	—	—	43,620
Communications revenue	—	—	5,106	—	—	—	5,106
Other income	—	—	—	3,342	9,290	—	12,632
Gain from debt repurchases	—	—	—	540	4,440	—	4,980
Derivative settlements, net	—	—	—	(1,173)	(205)	—	(1,378)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(53,811)	(42)	—	(53,853)
Centrally cleared variation margin settlements, net	—	—	—	50,401	—	—	50,401
Total other income	64,552	43,620	5,106	(701)	13,483	(10,323)	115,737
Operating expenses:
Salaries and benefits	37,992	16,652	2,979	400	13,839	—	71,863
Depreciation and amortization	549	2,391	2,135	—	3,523	—	8,598
Loan servicing fees	—	—	—	6,025	—	—	6,025
Cost to provide communications services	—	—	1,954	—	—	—	1,954
Other expenses	9,136	4,995	1,372	991	10,054	—	26,547
Intersegment expenses, net	7,398	2,075	506	10,412	(10,068)	(10,323)	—
Total operating expenses	55,075	26,113	8,946	17,828	17,348	(10,323)	114,987
Income (loss) before income taxes	9,571	17,509	(4,551)	56,046	(1,899)	—	76,675
Income tax (expense) benefit	(4,555)	(6,653)	1,730	(21,297)	2,021	—	(28,755)
Net income (loss)	5,016	10,856	(2,821)	34,749	122	—	47,920
Net loss (income) attributable to noncontrolling interests	2,415	—	—	—	(309)	—	2,106
Net income (loss) attributable to Nelnet, Inc.	$7,431	10,856	(2,821)	34,749	(187)	—	50,026

	Three months ended March 31, 2016
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$21	3	—	190,723	2,093	(823)	192,017
Interest expense	—	—	147	89,877	1,206	(823)	90,408
Net interest income	21	3	(147)	100,846	887	—	101,609
Less provision for loan losses	—	—	—	2,500	—	—	2,500
Net interest income (loss) after provision for loan losses	21	3	(147)	98,346	887	—	99,109
Other income:
Loan systems and servicing revenue	52,330	—	—	—	—	—	52,330
Intersegment servicing revenue	12,007	—	—	—	—	(12,007)	—
Tuition payment processing, school information, and campus commerce revenue	—	38,657	—	—	—	—	38,657
Communications revenue	—	—	4,346	—	—	—	4,346
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	4,263	9,532	—	13,796
Gain from debt repurchases	—	—	—	101	—	—	101
Derivative settlements, net	—	—	—	(6,304)	(232)	—	(6,537)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(19,897)	(2,256)	—	(22,154)
Total other income	64,337	38,657	4,346	(21,837)	11,370	(12,007)	84,865
Operating expenses:						.
Salaries and benefits	32,967	14,435	1,089	519	14,231	—	63,242
Depreciation and amortization	438	2,271	1,129	—	3,802	—	7,640
Loan servicing fees	—	—	—	6,928	—	—	6,928
Cost to provide communications services	—	—	1,703	—	—	—	1,703
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	11,470	4,159	753	1,516	10,477	—	28,376
Intersegment expenses, net	6,241	1,512	144	12,107	(7,997)	(12,007)	—
Total operating expenses	51,116	22,377	4,818	21,070	24,136	(12,007)	111,512
Income (loss) before income taxes	13,242	16,283	(619)	55,439	(11,879)	—	72,462
Income tax (expense) benefit	(5,032)	(6,188)	235	(21,066)	7,617	—	(24,433)
Net income (loss)	8,210	10,095	(384)	34,373	(4,262)	—	48,029
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(68)	—	(68)
Net income (loss) attributable to Nelnet, Inc.	$8,210	10,095	(384)	34,373	(4,330)	—	47,961

11.  Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education (the "Department") that currently is set to expire on June 16, 2019. Revenue earned by the Company's Loan Systems and Servicing operating segment related to this contract was $39.0 million and $35.2 million for the three months ended March 31, 2017 and 2016, respectively. In April 2016, the Department's Office of Federal Student Aid ("FSA") released information regarding a new contract procurement process for the Department to acquire a single servicing platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process was divided into two phases.

On May 6, 2016, Nelnet Servicing, a subsidiary of the Company, and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture operates as a new legal entity called GreatNet. Nelnet Servicing and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to Nelnet Servicing, Great Lakes is currently one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that has a student loan servicing contract with the Department to provide servicing for loans owned by the Department.

On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. Navient Corporation and FedLoan Servicing (Pennsylvania Higher Education Assistance Agency ("PHEAA")), the other two TIVAS, were also selected to respond to Phase II. On January 6, 2017, GreatNet submitted its Phase II response to the Department. On April 11, 2017, the Department announced that it was withdrawing certain policy memos to FSA from the prior administration regarding factors to be considered in the procurement process. GreatNet is currently awaiting announcement from the new administration on the next steps in the procurement process.

12.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2017.

	As of March 31, 2017			As of December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan asset-backed securities	$—	120,506	120,506	—	103,780	103,780
Equity securities	2,845	—	2,845	2,694	—	2,694
Debt securities	215	—	215	119	—	119
Total investments (available-for-sale and trading)	3,060	120,506	123,566	2,813	103,780	106,593
Derivative instruments	—	39,652	39,652	—	87,531	87,531
Total assets	$3,060	160,158	163,218	2,813	191,311	194,124
Liabilities:
Derivative instruments	$—	79,095	79,095	—	77,826	77,826
Total liabilities	$—	79,095	79,095	—	77,826	77,826

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2017
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,036,613	24,003,386	—	—	25,036,613
Cash and cash equivalents	108,160	108,160	108,160	—	—
Investments (available-for-sale and trading)	123,566	123,566	3,060	120,506	—
Notes receivable	16,563	16,563	—	16,563	—
Restricted cash	787,635	787,635	787,635	—	—
Restricted cash – due to customers	93,699	93,699	93,699	—	—
Accrued interest receivable	392,754	392,754	—	392,754	—
Derivative instruments	39,652	39,652	—	39,652	—
Financial liabilities:
Bonds and notes payable	23,526,104	23,594,516	—	23,526,104	—
Accrued interest payable	46,427	46,427	—	46,427	—
Due to customers	93,699	93,699	93,699	—	—
Derivative instruments	79,095	79,095	—	79,095	—

	As of December 31, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,653,581	24,903,724	—	—	25,653,581
Cash and cash equivalents	69,654	69,654	69,654	—	—
Investments (available-for-sale and trading)	106,593	106,593	2,813	103,780	—
Notes receivable	17,031	17,031	—	17,031	—
Restricted cash	980,961	980,961	980,961	—	—
Restricted cash – due to customers	119,702	119,702	119,702	—	—
Accrued interest receivable	391,264	391,264	—	391,264	—
Derivative instruments	87,531	87,531	—	87,531	—
Financial liabilities:
Bonds and notes payable	24,220,996	24,668,490	—	24,220,996	—
Accrued interest payable	45,677	45,677	—	45,677	—
Due to customers	119,702	119,702	119,702	—	—
Derivative instruments	77,826	77,826	—	77,826	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2016 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2017 and 2016. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2016 Annual Report.

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2016 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP student loans and initiatives to purchase additional FFELP, private education, and consumer loans, and risks from changes in levels of student loan prepayment or default rates;

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

•
the uncertain nature of the expected benefits from the acquisition of Allo Communications LLC on December 31, 2015 and the ability to integrate its communications operations and successfully expand its fiber network in existing service areas and additional communities and manage related construction risks;

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

GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments

A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency transaction adjustments and variation margin settlements under new derivative clearing rules effective January 3, 2017, is provided below.

	Three months ended March 31,
	2017	2016
GAAP net income attributable to Nelnet, Inc.	$50,026	47,961
Derivative market value adjustments	49,163	3,674
Foreign currency transaction adjustments	4,690	18,480
Centrally cleared variation margin settlements	(50,401)	—
Net tax effect (a)	(1,312)	(8,418)
Net income, excluding derivative market value and foreign currency transaction adjustments and variation margin settlements (b)	$52,166	61,697

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.18	1.11
Derivative market value adjustments	1.16	0.09
Foreign currency transaction adjustments	0.11	0.43
Centrally cleared variation margin settlements	(1.19)	—
Net tax effect (a)	(0.03)	(0.20)
Net income, excluding derivative market value and foreign currency transaction adjustments and variation margin settlements (b)	$1.23	1.43

(a)
The tax effects are calculated by multiplying the derivative market value adjustments, foreign currency transaction adjustments, and centrally cleared variation margin settlements by the applicable statutory income tax rate.

(b)
The Company provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. "Derivative market value and foreign currency transaction adjustments and variation margin settlements" include (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars, and (iii) the variation margin settlements on derivative instruments that are settled daily at a central clearinghouse, which based on new derivative clearing rules effective January 3, 2017 are accounted for as derivative settlements and represent the changes in fair values of the underlying derivative instruments. (For additional information regarding the GAAP accounting based on the new derivative clearing rules, see the discussion under “Consolidated Financial Statement Impact Related to Derivatives” in note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report). The Company believes these point-in-time estimates of asset and liability values related to these financial instruments that are subject to interest and currency rate fluctuations are subject to volatility mostly due to timing and market factors beyond the control of management, and affect the period-to-period comparability of the results of operations. Accordingly, the Company’s management utilizes operating results excluding these items for comparability purposes when making decisions regarding the Company’s performance and in presentations with credit rating agencies, lenders, and investors. Consequently, the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.

The increase in GAAP net income for the three months ended March 31, 2017, as compared with the same period in 2016, was due to smaller losses recognized in 2017 as compared to 2016 related to changes in fair values of derivative instruments which do not qualify for hedge accounting under GAAP and foreign currency transaction adjustments caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. In addition, during the first quarter of 2017, the Company recognized a gain of $5.0 million ($3.1 million after tax) from the repurchase of its own debt. These factors were partially offset by the increase in expenses to accelerate the build out of the Company's communications network in Lincoln, Nebraska and lower net interest income earned by the Company on its student loan portfolio due to expected portfolio runoff and lower student loan spread.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2017, the Company had a $24.0 billion student loan portfolio that will amortize over the next approximately 25 years. The Company actively seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three months ended March 31, 2017 and 2016 (dollars in millions).

(a)    Revenue includes intersegment revenue earned by LSS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income after provision for loan losses" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments and centrally cleared variation margin settlements under new derivative clearing rules effective January 3, 2017. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments and variation margin settlements from centrally cleared derivative instruments, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives and foreign currency transaction adjustments and variation margin settlements, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.

A summary of the results and financial highlights for each reportable operating segment and a summary of the Company's liquidity and capital resources follows. See "Results of Operations" for each reportable operating segment and "Liquidity and Capital Resources" under this Item 2 for additional detail.

Loan Systems and Servicing

•	As of March 31, 2017, the Company was servicing $200.3 billion in FFELP, government owned, and private education and consumer loans, as compared with $182.2 billion of loans as of March 31, 2016.

•
Revenue increased in the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in revenue on the government servicing contract and from growth in private education and consumer loan servicing volume from existing and new clients. The increase was partially offset by the loss of guaranty servicing and collection revenue.

•
Revenue from the government servicing contract increased to $39.0 million for the three months ended March 31, 2017 compared to $35.2 million for the same period in 2016. This increase was due to an increase in application volume for the Company's administration of the Total and Permanent Disability and Direct Loan Consolidation programs, the transfer of borrowers to the Company from a not-for-profit servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses. As of March 31, 2017, the Company was servicing $167.6 billion of student loans for 5.9 million borrowers under this contract.

•
Revenue from private education and consumer loan servicing increased to $5.8 million for the three months ended March 31, 2017 compared to $3.1 million for the same period in 2016. As of March 31, 2017, the Company was servicing $9.0 billion of private education and consumer loans for approximately 389,000 borrowers as compared to $5.2 billion of private education and consumer loans for approximately 251,000 borrowers as of March 31, 2016.

•
The Company's remaining guaranty servicing and collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. After this customer's exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty servicing and collection revenue. Guaranty servicing and collection revenue earned from this customer in the three months ended March 31, 2016 was $5.0 million.

•
In April 2016, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the Department to acquire a single servicing system platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process was divided into two phases.

On May 6, 2016, Nelnet Servicing and Great Lakes submitted a joint response to Phase I as part of a newly created joint venture to respond to the contract solicitation process and to provide services under the new contract in the event that the Department selects it to be awarded with the contract. The joint venture operates as a new legal entity called GreatNet. Nelnet Servicing and Great Lakes each own 50 percent of the ownership interests of GreatNet. GreatNet was one of three entities selected to respond to Phase II of the procurement selection process. Navient Corporation and FedLoan Servicing (PHEAA), the other two TIVAS, were also selected to respond to Phase II. On January 6, 2017, GreatNet submitted its Phase II response to the Department. On April 11, 2017, the Department announced that it was withdrawing certain policy memos to FSA from the prior administration regarding factors to be considered in the procurement process. GreatNet is currently awaiting announcement from the new administration on the next steps in the procurement process.

For financial reporting purposes, the operating results of GreatNet are included in the Company's consolidated financial statements. The proportionate share of membership interest (equity) and net loss of GreatNet that is attributable to Great Lakes is reflected as minority interest. During the three months ended March 31, 2017, Nelnet Servicing and Great Lakes each contributed capital to GreatNet and GreatNet began to incur certain operating costs.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three months ended March 31, 2017 compared to the same period in 2016 due to increases in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.

•
Before tax operating margin for the three months ended March 31, 2017 was 40.1 percent compared to 42.1 percent for the same period in 2016. This decrease was due to the Company's continued investment in and enhancements of payment plan and campus commerce systems and products.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Communications

•
For the three months ended March 31, 2017 and 2016, Allo recorded a net loss of $2.8 million and $0.4 million, respectively. The Company anticipates this operating segment will be dilutive to consolidated earnings over the next several years as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

•
Revenue from Allo for the three months ended March 31, 2017 was $5.1 million as compared to $4.3 million for the same period in 2016. The number of residential households served increased to 10,524 as of March 31, 2017 from 7,909 as of March 31, 2016.

•
The Company anticipates total network capital expenditures of approximately $80 million in 2017; however, such amount could change based on customer demand for Allo's services. For the three months ended March 31, 2017, Allo's capital expenditures were $16.7 million. The number of residential households passed, which represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines (but have not been connected) increased to 34,925 as of March 31, 2017 as compared to 21,274 as of March 31, 2016.

Asset Generation and Management

•
During the three months ended March 31, 2017 compared to the same period in 2016, the average balance of student loans decreased $3.5 billion, to $24.8 billion, due primarily to the amortization of the student loan portfolio, and limited portfolio acquisitions from third parties. The Company acquired $52.2 million of student loans during the three months ended March 31, 2017.

•
Core student loan spread was 1.23% for the three months ended March 31, 2017, compared to 1.34% for the same period in 2016. The decrease in core student loan spread was due to a decrease in fixed rate floor income and a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended March 31, 2017 and 2016, the Company earned $32.0 million and $40.6 million, respectively, of fixed rate floor income (net of $0.1 million and $5.2 million of derivative settlements, respectively, used to hedge such loans).

Liquidity and Capital Resources

•
As of March 31, 2017, the Company had cash and cash equivalents of $108.2 million. In addition, the Company had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $123.6 million as of March 31, 2017.

•	For the three months ended March 31, 2017, the Company generated $73.8 million in net cash from operating activities.

•
Forecasted undiscounted future cash flows from the Company's student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.02 billion as of March 31, 2017.

•
As of March 31, 2017, the Company had $35.0 million outstanding on its unsecured line of credit and $315.0 million was available for future use. The unsecured line of credit has a maturity date of December 12, 2021.

•
During the three months ended March 31, 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes and recognized a pre-tax gain of $4.4 million.

•	During the three months ended March 31, 2017, the Company paid cash dividends of $5.9 million ($0.14 per share).

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP and private education and consumer loan acquisitions; strategic acquisitions and investments; expansion of Allo's telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the three months ended March 31, 2017 compared to the same period in 2016 is provided below.

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

The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 10 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Three months ended March 31,

	2017	2016	Additional information
Loan interest	$181,207	189,988
Decrease due to a decrease in the average balance of student loans and a decrease in gross fixed rate floor income, partially offset by an increase in the gross yield earned on the student loan portfolio.

Investment interest	2,617	2,029	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	183,824	192,017
Interest expense	106,899	90,408	Increase due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	76,925	101,609	See table below for additional analysis.
Less provision for loan losses	1,000	2,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	75,925	99,109
Other income:
LSS revenue	54,229	52,330	See LSS operating segment - results of operations.
TPP&CC revenue	43,620	38,657	See TPP&CC operating segment - results of operations.
Communications revenue	5,106	4,346	See Communications operating segment - results of operations.
Enrollment services revenue	—	4,326	On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC. After the sale of Sparkroom LLC, the Company no longer earns enrollment services revenue.
Other income	12,632	13,796	See table below for the components of "other income."
Gain from debt repurchases	4,980	101
Gains are primarily from the Company repurchasing its own debt. During 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities. The Company paid $25.3 million to redeem $29.7 million of these notes and recognized a gain of $4.4 million.

Derivative settlements, net	(1,378)	(6,537)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency transaction adjustments, net	(53,853)	(22,154)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars, and (iii) the variation margin received or paid and considered in determining the fair value of the centrally cleared derivative portfolio based on new derivative clearing rules effective January 3, 2017.

Centrally cleared variation margin settlements, net	50,401	—
Represents settlements on derivative instruments that are settled daily at a central clearinghouse, which are accounted for as derivative settlements and represent changes in fair values of the underlying derivative instruments based on new derivative clearing rules effective January 3, 2017.

Total other income	115,737	84,865
Operating expenses:
Salaries and benefits	71,863	63,242
Increase was due to an (i) increase in programming costs in regards to the GreatNet joint venture and an increase in personnel to support the increase in government and consumer loan volume in the LSS operating segment; (ii) increase in personnel to support the growth in revenue in the TPP&CC operating segment; and (iii) increase in personnel at Allo to support the Lincoln, Nebraska network expansion. See each individual operating segment results of operations discussion for additional information.

Depreciation and amortization	8,598	7,640
Increase is due to additional depreciation expensed at Allo. Since the acquisition of Allo on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion.

Loan servicing fees	6,025	6,928
Decrease due to runoff of the Company's student loan portfolio and a transfer of loans from a third-party servicer to the Company's servicing platform. In addition, the Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio had fewer delinquent loans in 2017 compared to 2016; therefore, third-party servicing fees decreased.

Cost to provide communication services	1,954	1,703	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Cost to provide enrollment services	—	3,623	On February 1, 2016, the Company sold 100 percent of the membership interests in Sparkroom LLC. After the sale of Sparkroom LLC, the Company no longer provides enrollment services.
Other expenses	26,547	28,376
Decrease due primarily to the elimination of FFELP guaranty collection costs directly related to the loss of FFELP guaranty collection revenue. The Company's remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty collection revenue. Accordingly, there was no collection costs for the three months ended March 31, 2017, compared to $1.9 million for the three months ended March 31, 2016.

Total operating expenses	114,987	111,512
Income before income taxes	76,675	72,462
Income tax expense	28,755	24,433
The effective tax rate was 36.50% and 33.75% for the three months ended March 31, 2017 and 2016, respectively. The lower effective tax rate in 2016 was due to the resolution of certain tax positions during the period.

Net income	47,920	48,029
Net loss (income) attributable to noncontrolling interest	2,106	(68)
Net income attributable to Nelnet, Inc.	$50,026	47,961

Additional information:
Net income attributable to Nelnet, Inc.	$50,026	47,961
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments and variation margin settlements.

Derivative market value adjustments	49,163	3,674
Foreign currency transaction adjustments	4,690	18,480
Centrally cleared variation margin settlements	(50,401)	—
Net tax effect	(1,312)	(8,418)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments and variation margin settlements	$52,166	61,697

The following table summarizes the components of "net interest income" and "derivative settlements, net."

	Three months ended March 31,
	2017	2016	Additional information
Variable student loan interest margin, net of settlements on derivatives	$41,922	53,856
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts, the 1.05% per year consolidation loan rebate fee paid to the Department, and yield adjustments from borrower benefit programs. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives	32,012	40,639
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	2,617	2,029
Non-portfolio related derivative settlements	(205)	(232)
Corporate debt interest expense	(799)	(1,220)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit.
Net interest income (net of settlements on derivatives)	$75,547	95,072

The following table summarizes the components of "other income."

	Three months ended March 31,
	2017	2016
Investment advisory fees	$3,516	818
Borrower late fee income	3,319	3,646
Peterson's revenue	2,836	3,282
Realized and unrealized gains on investments classified as available-for-sale and trading, net	324	1,050
Other (a)	2,637	5,000
Other income	$12,632	13,796

(a) The operating results for the three months ended March 31, 2016 include a gain of $3.0 million related to the Company's sale of Sparkroom, LLC.

LOAN SYSTEMS AND SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Loan Servicing Volumes (dollars in millions)

Government Servicing
Private Education and Consumer Servicing
FFELP Servicing
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$161,642
$133,643
$3,035
$24,964
$176,437
$147,345
$4,632
$24,460
$182,230
$153,142
$5,197
$23,891
$183,635
$153,800
$5,657
$24,178
$193,162
$161,660
$6,377
$25,125
$194,822
$162,538
$7,887
$24,397
$200,289
$167,645
$8,965
$23,679
Dec 31, 14
Dec 31, 15
Mar 31, 16
Jun 30, 16
Sep 30, 16
Dec 31, 16
Mar 31, 17

Company owned	$19,742	$18,886	$18,433	$18,079	$17,429	$16,962	$16,352
% of total	12.2%	10.7%	10.1%	9.8%	9.0%	8.7%	8.2%
Number of servicing borrowers:
Government servicing:	5,915,449	5,842,163	5,786,545	5,726,828	6,009,433	5,972,619	5,924,099
FFELP servicing:	1,397,295	1,335,538	1,298,407	1,296,198	1,357,412	1,312,192	1,263,785
Private education and consumer loan servicing:	202,529	245,737	250,666	267,073	292,989	355,096	389,010
Total:	7,515,273	7,423,438	7,335,618	7,290,099	7,659,834	7,639,907	7,576,894

Number of remote hosted borrowers:	1,611,654	1,755,341	1,796,783	1,842,961	2,103,989	2,230,019	2,068,781

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2017	2016
Net interest income	$94	21
Loan systems and servicing revenue	54,229	52,330	See table below for additional analysis.
Intersegment servicing revenue	10,323	12,007	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	64,552	64,337
Salaries and benefits	37,992	32,967
Increase due to contract programming related to GreatNet and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	549	438
Other expenses	9,136	11,470
Decrease due primarily to the elimination of FFELP guaranty collection costs directly related to the loss of FFELP guaranty collection revenue. There were no collection costs for the three months ended March 31, 2017 and $1.9 million for the three months ended March 31, 2016. Excluding collection costs, other expenses were $9.1 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in expenses when excluding collection costs was due to improved operational efficiencies. See additional information below regarding the loss of FFELP guaranty collection revenue.

Intersegment expenses, net	7,398	6,241	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	55,075	51,116
Income before income taxes	9,571	13,242
Income tax expense	(4,555)	(5,032)	Reflects income tax expense based on 38% of income before taxes and the net loss attributable to noncontrolling interest.
Net income	5,016	8,210
Net loss attributable to noncontrolling interest	2,415	—	Represents the net loss of GreatNet attributable to Great Lakes. See note 1, "Noncontrolling Interest," of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Net income attributable to Nelnet, Inc.	$7,431	8,210
Before tax operating margin	14.8%	20.6%	Decrease in margin was due to expenses related to GreatNet. Before tax operating margin excluding the net loss attributable to Great Lakes was 18.6%.

Loan systems and servicing revenue

	Three months ended March 31,		Additional information
	2017	2016
Government servicing	$39,007	35,231
Increase due to an increase in application volume for the Company's administration of the Total and Permanent Disability and Direct Loan Consolidation programs, the transfer of borrowers from a not-for-profit servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

FFELP servicing	4,077	3,639
Increase due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private education and consumer loan servicing	5,817	3,146	Increase due to growth in loan servicing volume from existing and new clients.
FFELP guaranty servicing	—	1,184
The Company’s remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty servicing revenue.

FFELP guaranty collection	—	3,787
The Company’s remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty collection revenue. The Company incurred collection costs that were directly related to guaranty collection revenue.

Software services	4,337	4,608
The majority of software services revenue relates to providing hosted student loan servicing. The decrease in 2017 as compared to 2016 was due to a not-for-profit servicer exiting the loan servicing business in August 2016, resulting in a transfer of its servicing volume to the Company that is included in the Company's government servicing volume.

Other	991	735	The majority of this revenue relates to providing contact center outsourcing activities.
Loan systems and servicing revenue	$54,229	52,330

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

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2017	2016
Net interest income	$2	3
Tuition payment processing, school information, and campus commerce revenue	43,620	38,657	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.
Salaries and benefits	16,652	14,435
Increase due to additional personnel and costs to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Depreciation and amortization	2,391	2,271
Other expenses	4,995	4,159
Intersegment expenses, net	2,075	1,512	Intersegment expenses represent costs for certain corporate activities that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	26,113	22,377
Income before income taxes	17,509	16,283
Income tax expense	(6,653)	(6,188)
Net income	$10,856	10,095
Before tax operating margin	40.1%	42.1%	The decrease in margin was due to the Company's continued investments in and enhancements of payment plan and campus commerce systems and products.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended March 31,
	2017	2016	Additional information
Net interest expense	$(711)	(147)
Allo has a line of credit with Nelnet, Inc. (parent company). The interest expense incurred by Allo and related interest income earned by Nelnet, Inc. is eliminated for the Company's consolidated financial statements. The average outstanding balance on this line of credit for the three months ended March 31, 2017 and 2016 was $67.0 million and $14.7 million, respectively. The proceeds from debt was used by Allo for network capital expenditures and related expenses.

Communications revenue	5,106	4,346
Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for Allo in the tables below.

Salaries and benefits	2,979	1,089
Since the acquisition of Allo on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2015, March 31, 2016, December 31, 2016, and March 31, 2017 Allo had 97, 104, 318, and 354 employees, respectively, including part-time employees. Allo also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as Allo builds its network.

Depreciation and amortization	2,135	1,129
Depreciation reflects the allocation of the costs of Allo's property and equipment over the period in which such assets are used. Since the acquisition of Allo on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired Allo over their estimated useful lives.

Cost to provide communications services	1,954	1,703	Cost of services is primarily composed of television programming costs.
Other expenses	1,372	753
Other operating expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, personal property taxes, and provision for losses on accounts receivable. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses, net	506	144	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	8,946	4,818
Loss before income taxes	(4,551)	(619)
Income tax benefit	1,730	235
Net loss	$(2,821)	(384)

Additional Information:
Net loss	$(2,821)	(384)
Net interest expense	711	147
Income tax benefit	(1,730)	(235)
Depreciation and amortization	2,135	1,129
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(1,705)	657	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for Allo is summarized in the tables below.

	Three months ended March 31,
	2017	2016
Residential revenue	$3,272	2,523
Business revenue	1,780	1,628
Other revenue	54	195
Total revenue	$5,106	4,346

Net loss	$(2,821)	(384)
EBITDA (a)	(1,705)	657

Capital expenditures	16,669	2,877

Revenue contribution:
Internet	43.6%	36.6%
Telephone	24.3	27.3
Television	31.8	32.8
Other	0.3	3.3
	100.0%	100.0%

	As of March 31, 2017	As of December 31, 2016	As of March 31, 2016	As of December 31, 2015
Residential customer information:
Households served	10,524	9,814	7,909	7,600
Households passed (b)	34,925	30,962	21,274	21,274
Total households in current markets (c)	137,500	137,500	137,500	28,874

(a)
Earnings (loss) before interest, income taxes, depreciation, and amortization ("EBITDA") is a supplemental non-GAAP performance measure that is frequently used in capital-intensive industries such as telecommunications. Allo's management uses EBITDA to compare Allo's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. EBITDA excludes interest and income taxes because these items are associated with a company's particular capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses primarily reflect the impact of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods, which may be evaluated through cash flow measures. The Company reports EBITDA for Allo because the Company believes that it provides useful additional information for investors regarding a key metric used by management to assess Allo's performance. There are limitations to using EBITDA as a performance measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from Allo's calculations. In addition, EBITDA should not be considered a substitute for other measures of financial performance, such as net income or any other performance measures derived in accordance with GAAP. A reconciliation of EBITDA from net income (loss) under GAAP is presented under "Summary and Comparison of Operating Results" in the table above.

(b)
Represents the number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines, but have not been connected.

(c)
During the first quarter of 2016, Allo announced plans to expand its network to make services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of March 31, 2017, the Company had a $24.0 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of March 31, 2017 and December 31, 2016, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended March 31,
	2017	2016
Beginning balance	$25,103,643	28,555,749
Loan acquisitions	52,174	110,959
Repayments, claims, capitalized interest, and other	(647,915)	(592,020)
Consolidation loans lost to external parties	(310,993)	(286,132)
Loans sold	—	(44,738)
Ending balance	$24,196,909	27,743,818

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016, and a summary of the Company's student loan delinquency amounts as of March 31, 2017, December 31, 2016, and March 31, 2016, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses for federally insured loans was $2.0 million for both the three months ended March 31, 2017 and 2016.

Provision for loan losses for private education loans was $0.5 million for the three months ended March 31, 2016. The provision was due primarily to the Company purchasing $29.8 million of private education loans from CommonBond in the first quarter of 2016. The Company recorded a negative provision for private education loan losses for the three months ended March 31, 2017. The Company experienced a decrease in charge-offs related to its private education loan portfolio during the three months ended March 31, 2017 as compared to the same period in 2016 and private education loan credit performance was better than expected.

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

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
Variable student loan yield, gross	3.24%	3.03%	2.82%
Consolidation rebate fees	(0.84)	(0.84)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization	0.07	0.06	0.06
Variable student loan yield, net	2.47	2.25	2.05
Student loan cost of funds - interest expense (a)	(1.74)	(1.55)	(1.27)
Student loan cost of funds - derivative settlements	(0.02)	(0.02)	(0.02)
Variable student loan spread	0.71	0.68	0.76
Fixed rate floor income, net of settlements on derivatives	0.52	0.56	0.58
Core student loan spread	1.23%	1.24%	1.34%

Average balance of student loans	$24,755,452	25,538,721	28,232,489
Average balance of debt outstanding	24,541,736	25,362,201	28,099,821

(a)
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

Variable student loan spread decreased during the three months ended March 31, 2017 as compared to the same period in 2016 due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above).

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
Fixed rate floor income, gross	$32,132	38,250	45,882
Derivative settlements (a)	(120)	(2,402)	(5,243)
Fixed rate floor income, net	$32,012	35,848	40,639
Fixed rate floor income contribution to spread, net	0.52%	0.56%	0.58%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2017 and 2016 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. The decrease in fixed rate floor income for the three months ended March 31, 2017 compared to the same period in 2016 is due to an increase in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2017	2016
Net interest income after provision for loan losses	$74,575	98,346	See table below for additional analysis.
Other income	3,342	4,263	The primary component of other income is borrower late fees, which were $3.3 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.
Gain from debt repurchases	540	101	Gains were from the Company repurchasing its own asset-backed debt securities.
Derivative settlements, net	(1,173)	(6,304)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value and foreign currency transaction adjustments, net	(53,811)	(19,897)
Includes (i) the unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars, and (iii) the variation margin paid or received and considered in determining the fair value of the centrally cleared derivative portfolio based on new derivative clearing rules effective January 3, 2017.

Centrally cleared variation margin settlements, net	50,401	—
Represents settlements on derivative instruments that are settled daily at a central clearinghouse, which are accounted for as derivative settlements and represent changes in fair values of the underlying derivative instruments based on new derivative clearing rules effective January 3, 2017.

Total other income (expense)	(701)	(21,837)
Salaries and benefits	400	519
Loan servicing fees	6,025	6,928
Decrease due to runoff of the Company's student loan portfolio and a transfer of loans from a third-party servicer to the Company's LSS operating segment's servicing platform. In addition, the Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio had fewer delinquent loans in 2017 compared to 2016; therefore, third-party servicing fees decreased.

Other expenses	991	1,516
Intersegment expenses, net	10,412	12,107
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s student loan portfolio. Decrease due to runoff of the portfolio serviced by LSS. In addition, intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	17,828	21,070
Income before income taxes	56,046	55,439
Income tax expense	(21,297)	(21,066)
Net income	$34,749	34,373

Additional information:
Net income	$34,749	34,373
Derivative market value and foreign currency transaction adjustments, net	53,811	19,897
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments and variation margin settlements under new derivative clearing rules effective January 3, 2017. Net income, excluding derivative market value and foreign currency transaction adjustments and variation margin settlements, decreased in 2017 as compared to 2016 due to a decrease in the Company's student loan portfolio and a decrease in variable student loan spread and fixed rate floor income.

Centrally cleared variation margin settlements, net	(50,401)	—
Net tax effect	(1,296)	(7,561)
Net income, excluding derivative market value and foreign currency transaction adjustments and variation margin settlements	$36,863	46,709

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,		Additional information
	2017	2016
Variable interest income, net of settlements on derivatives	$195,656	197,127	Decrease due to a decrease in the average balance of student loans, partially offset by an increase in the gross yield earned on student loans, net of settlements on derivatives.
Consolidation rebate fees	(52,017)	(58,435)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	4,384	4,353	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Interest on bonds and notes payable	(106,101)	(89,189)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Variable student loan interest margin, net of settlements on derivatives	41,922	53,856
Fixed rate floor income, net of settlements on derivatives	32,012	40,639	The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has decreased due to the rising interest rate environment.
Investment interest	1,118	735
Intercompany interest	(650)	(688)
Provision for loan losses - federally insured	(2,000)	(2,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision (provision expense) for loan losses - private education loans	1,000	(500)
Net interest income after provision for loan losses (net of settlements on derivatives)	$73,402	92,042

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

Sources of Liquidity

The Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2017 and the year ended December 31, 2016, the Company's net cash from operating activities was $73.8 million and $325.3 million, respectively.

As of March 31, 2017, the Company had cash and cash equivalents of $108.2 million. The Company also had a portfolio of available-for-sale and trading investments, consisting primarily of student loan asset-backed securities, with a fair value of $123.6 million as of March 31, 2017.

The Company also has a $350.0 million unsecured line of credit that matures on December 12, 2021. As of March 31, 2017, $35.0 million was outstanding on the unsecured line of credit and $315.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market.  For accounting purposes, these notes are eliminated in consolidation and are not included on the Company’s consolidated balance sheet.  However, these securities are legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2017, the Company holds $69.3 million (par value) of its own asset-backed securities that are not included in the consolidated financial statements.

The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions; strategic acquisitions and investments; expansion of Allo's telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.

Cash Flows

During the three months ended March 31, 2017, the Company generated $73.8 million from operating activities, compared to $104.5 million for the same period in 2016. The decrease in cash provided by operating activities reflects changes in the adjustments to net income for gain from debt repurchases and derivative market value and foreign currency transaction adjustments and the impact of changes in accounts receivable, accrued interest payable, and other liabilities during the three months ended March 31, 2017 as compared to the same period in 2016.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the three months ended March 31, 2017 and 2016 was $1.1 billion and $0.7 billion, respectively. Cash used in financing activities was $1.1 billion and $0.8 billion for the three months ended March 31, 2017 and 2016, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral:

	As of March 31, 2017
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$22,324,343	6/25/21 - 9/25/65
FFELP warehouse facilities	1,608,569	9/7/18 - 12/13/19
	$23,932,912

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

As of March 31, 2017, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.02 billion as detailed below.  The $2.02 billion includes approximately $782.7 million (as of March 31, 2017) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2017.  As of March 31, 2017, the Company had $22.5 billion of loans included in asset-backed securitizations, which represented 93.1 percent of its total FFELP and private education student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of March 31, 2017, private education loans funded with cash on the balance sheet, or loans acquired subsequent to March 31, 2017.

Asset-backed Securitization Cash Flow Forecast
$2.02 billion
(dollars in millions)

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $180 million to $240 million.

Interest rates:  The Company funds the majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $85 million to $125 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. As of March 31, 2017, the net fair value of the Company’s interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $85.2 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2017, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $2.1 billion, of which $1.6 billion was outstanding, and $0.5 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of March 31, 2017, the Company had $77.9 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

The Company plans to fund additional FFELP student loan acquisitions using current cash and investments; using its Union Bank and Trust Company ("Union Bank") participation agreement (as described below); using its FFELP warehouse facilities (as described above); and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2017, $553.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2017, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay additional variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment

Allo has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In the first quarter of 2016, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. The Company anticipates total capital expenditures of approximately $80 million in 2017. However, such amounts could change based on customer demand for Allo's services. For the three months ended March 31, 2017, the Company's capital expenditures were $16.7 million. Allo has a line of credit with Nelnet, Inc. (parent company) that Allo uses for its operating activities and capital expenditures. This note and the related interest expense incurred by Allo and the interest income recognized by Nelnet, Inc. is eliminated in the Company's consolidated financial statements. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund Allo's operating activities and capital expenditures.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of December 12, 2021.  As of March 31, 2017, the unsecured line of credit had an outstanding balance of $35.0 million and $315.0 million was available for future use. Upon the maturity date in 2021 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes, and the amendments described above were made to the indenture. As of March 31, 2017, the Company has $20.5 million of Hybrid Securities that remain outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building in Lincoln, Nebraska that is to be the new corporate headquarters for Hudl, a related party. TDP is an entity established during 2015 for the sole purpose of developing and operating this building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of March 31, 2017, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 4 of the notes to consolidated financial statements included in the 2016 Annual Report for information on debt repurchased by the Company during the years 2014 through 2016 and note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for debt repurchased by the Company during the three months ended March 31, 2017.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2017 are shown below. For additional information on stock repurchases during the first quarter of 2017, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2017	31,716	$1,369	43.18

As of March 31, 2017, 4,571,094 shares remain authorized for repurchase under this stock repurchase program.

Dividends

On March 15, 2017, the Company paid a first quarter 2017 cash dividend on the Company's Class A and Class B common stock of $0.14 per share. In addition, the Company's Board of Directors has declared a second quarter 2017 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.14 per share. The second quarter cash dividend will be paid on June 15, 2017 to shareholders of record at the close of business on June 1, 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance once it becomes effective on January 1, 2018 and the standard allows the use of either the retrospective or cumulative effect transition method. The Company currently plans to use the cumulative effect transition method. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting. However, it does not currently believe the implementation will have a material impact to its financial statements. The majority of the Company's revenue earned in its Asset Generation and Management segment, including loan interest and derivative activity, is explicitly excluded from the scope of the new guidance. The Company continues to evaluate the impact to revenue earned from its fee-based operating segments and the presentation and disclosures. In regards to the Company's fee-based operating segments, the Company's implementation efforts to date include the identification of revenue and review of related contracts within these segments. Based upon this review, the Company has not yet identified nor does it anticipate material changes in the timing of revenue recognition. However, the Company's review is ongoing as it continues to evaluate both contract revenue and certain contract costs.

Classification and Measurement

In January 2016, the FASB issued accounting guidance regarding the recognition and measurement of financial assets and financial liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected.   The new guidance requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee), and requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  This guidance is effective for the Company beginning January 1, 2018. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

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

Allowance for Loan Losses

In June 2016, the FASB issued accounting guidance regarding the measurement of credit losses on financial instruments, which will change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. This guidance is effective for the Company beginning January 1, 2020. Early application is permitted beginning January 1, 2019. This standard represents a significant departure from existing GAAP, and may result in significant changes to the Company's accounting for the allowance for loan losses. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

Statement of Cash Flows

In August 2016, the FASB issued accounting guidance regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  Among the cash flow matters addressed in the update are payments for costs related to debt prepayments or extinguishments, payments related to settlement of certain types of debt instruments, payments of contingent consideration made after a business combination, and distributions received from equity method investees, among others.  This guidance is effective for the Company beginning January 1, 2018 with early adoption permitted.  The guidance will be applied using a retrospective transition method to each period presented, unless impracticable for specific cash flow matters, in which case the update would be applied prospectively as of the earliest date practicable.  The Company believes the adoption of this guidance will not have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued accounting guidance which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows.  This guidance is effective for the Company beginning January 1, 2018 with early adoption permitted.  The amendments will be applied using a retrospective transition method to each period presented.  The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2017		As of December 31, 2016
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$7,609,460	31.4%	$8,585,283	34.2%
Variable-rate loan assets	16,587,449	68.6	16,518,360	65.8
Total	$24,196,909	100.0%	$25,103,643	100.0%

Fixed-rate debt instruments	$126,135	0.5%	$131,733	0.5%
Variable-rate debt instruments	23,883,174	99.5	24,968,687	99.5
Total	$24,009,309	100.0%	$25,100,420	100.0%

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

No variable-rate floor income was earned by the Company during the three months ended March 31, 2017 and years ended December 31, 2016 and 2015. A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2017	2016
Fixed rate floor income, gross	$32,132	45,882
Derivative settlements (a)	(120)	(5,243)
Fixed rate floor income, net	$32,012	40,639

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2017 and 2016 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. Fixed rate floor income decreased for the three months ended March 31, 2017 as compared to the same period in 2016 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2017.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.5 - 3.99%	3.65%	1.01%	$1,921,157
4.0 - 4.49%	4.20%	1.56%	1,501,576
4.5 - 4.99%	4.72%	2.08%	903,410
5.0 - 5.49%	5.22%	2.58%	571,539
5.5 - 5.99%	5.67%	3.03%	402,961
6.0 - 6.49%	6.19%	3.55%	462,543
6.5 - 6.99%	6.70%	4.06%	451,216
7.0 - 7.49%	7.17%	4.53%	159,390
7.5 - 7.99%	7.71%	5.07%	270,683
8.0 - 8.99%	8.18%	5.54%	624,469
> 9.0%	9.05%	6.41%	216,527
			$7,485,471

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2017, the weighted average estimated variable conversion rate was 2.57% and the short-term interest rate was 84 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2017 used by the Company to economically hedge loans earning fixed rate floor income.

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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2017:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$22,020,765	—
3 month H15 financial commercial paper	Daily	1,221,301	—
3 month Treasury bill	Daily	698,027	—
3 month LIBOR (a) (b)	Quarterly	—	13,194,947
1 month LIBOR	Monthly	—	8,709,223
Auction-rate (c)	Varies	—	800,065
Asset-backed commercial paper (d)	Varies	—	1,020,828
Other (e)		1,159,363	1,374,393
		$25,099,456	25,099,456

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2017.

Maturity	Notional amount
2018	$4,000,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$6,500,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2017 was one-month LIBOR plus 15.3 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of March 31, 2017, the Company was sponsor for $800.1 million of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(11,293)	(14.7)%	$(19,605)	(25.6)%	$(3,558)	(4.6)%	$(10,674)	(13.9)%
Impact of derivative settlements	15,391	20.0	46,172	60.2	717	0.9	2,150	2.8
Increase (decrease) in net income before taxes	$4,098	5.3%	$26,567	34.6%	$(2,841)	(3.7)%	$(8,524)	(11.1)%
Increase (decrease) in basic and diluted earnings per share	$0.06		$0.39		$(0.04)		$(0.12)

	Three months ended March 31, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(18,358)	(25.3)%	$(33,650)	(46.4)%	$(4,173)	(5.7)%	$(12,519)	(17.3)%
Impact of derivative settlements	15,708	21.7	47,125	64.9	1,623	2.2	4,869	6.7
Increase (decrease) in net income before taxes	$(2,650)	(3.6)%	$13,475	18.5%	$(2,550)	(3.5)%	$(7,650)	(10.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.04)		$0.19		$(0.04)		$(0.11)

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

Financial Statement Impact – Derivatives and Foreign Currency Transaction Adjustments

For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from the information set forth in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 under Item 3 of Part I of such Form 10-K.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2017 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2017	350	$51.01	—	4,571,094
February 1 - February 28, 2017	—	—	—	4,571,094
March 1 - March 31, 2017	31,366	43.09	—	4,571,094
Total	31,716	$43.18	—

(a)
The total number of shares consists of shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On August 4, 2016, the Company announced that its Board of Directors authorized a new stock repurchase program in May 2016 to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019.

Working capital and dividend restrictions/limitations

The Company’s credit facilities, including its revolving line of credit which is available through December 12, 2021, impose restrictions with respect to the Company’s minimum consolidated net worth, the ratio of the Company’s adjusted EBITDA to corporate debt interest, the amount of recourse indebtedness, the amount and nature of investments and business acquisitions, and the amount of private education loans held by the Company. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries may have general limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends.

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

•	purchase common stock for issuance pursuant to any employee benefit plans.

ITEM 6.  EXHIBITS

4.1*	Second Supplemental Indenture dated as of February 6, 2017 between Nelnet, Inc. and Deutsche Bank Trust Company Americas.

10.1**	Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

10.2**	Nelnet, Inc. Executive Officers Incentive Compensation Plan, as amended effective March 9, 2017.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith for purposes of providing a complete set of the documents for the Company's outstanding Junior Subordinated Hybrid Securities. The Indenture, Supplemental Indenture, and other documents for the Junior Subordinated Hybrid Securities have been previously filed as exhibits to the Company's Current Report on Form 8-K filed on September 28, 2006.

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 8, 2017	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	May 8, 2017	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer