Form 10-Q
period 2017-06-30
NELNET INC
filed 2017-08-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, there were 30,062,906 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	June 30, 2017	December 31, 2016
Assets:
Student loans receivable (net of allowance for loan losses of $49,708 and $51,842, respectively)	$23,202,294	24,903,724
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	8,538	7,841
Cash and cash equivalents - held at a related party	60,701	61,813
Total cash and cash equivalents	69,239	69,654
Investments and other receivables	290,304	254,144
Restricted cash	780,141	980,961
Restricted cash - due to customers	136,900	119,702
Accrued interest receivable	395,734	391,264
Accounts receivable (net of allowance for doubtful accounts of $1,704 and $1,549, respectively)	60,246	43,972
Goodwill	147,312	147,312
Intangible assets, net	43,077	47,813
Property and equipment, net	181,098	123,786
Other assets	15,123	10,245
Fair value of derivative instruments	1,619	87,531
Total assets	$25,323,087	27,180,108
Liabilities:
Bonds and notes payable	$22,790,780	24,668,490
Accrued interest payable	47,064	45,677
Other liabilities	171,528	197,488
Due to customers	136,900	119,702
Fair value of derivative instruments	46,406	77,826
Total liabilities	23,192,678	25,109,183
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 30,373,691 shares and 30,628,112 shares, respectively	304	306
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares	115	115
Additional paid-in capital	366	420
Retained earnings	2,110,158	2,056,084
Accumulated other comprehensive earnings	4,251	4,730
Total Nelnet, Inc. shareholders' equity	2,115,194	2,061,655
Noncontrolling interests	15,215	9,270
Total equity	2,130,409	2,070,925
Total liabilities and equity	$25,323,087	27,180,108

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$23,382,949	25,090,530
Restricted cash	740,544	970,306
Accrued interest receivable and other assets	395,900	390,504
Bonds and notes payable	(23,179,144)	(25,105,704)
Other liabilities	(284,408)	(290,996)
Fair value of derivative instruments, net	(39,031)	(66,453)
Net assets of consolidated education lending variable interest entities	$1,016,810	988,187
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Interest income:
Loan interest	$189,488	184,067	370,695	374,055
Investment interest	3,589	2,185	6,206	4,214
Total interest income	193,077	186,252	376,901	378,269
Interest expense:
Interest on bonds and notes payable	113,236	94,052	220,135	184,460
Net interest income	79,841	92,200	156,766	193,809
Less provision for loan losses	2,000	2,000	3,000	4,500
Net interest income after provision for loan losses	77,841	90,200	153,766	189,309
Other income:
Loan systems and servicing revenue	56,899	54,402	111,128	106,732
Tuition payment processing, school information, and campus commerce revenue	34,224	30,483	77,844	69,140
Communications revenue	5,719	4,478	10,826	8,824
Enrollment services revenue	—	—	—	4,326
Other income	12,485	9,765	25,118	23,559
Gain from debt repurchases	442	—	5,421	101
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(27,910)	(40,702)	(32,741)	(69,392)
Total other income	81,859	58,426	197,596	143,290
Operating expenses:
Salaries and benefits	74,628	60,923	146,491	124,165
Depreciation and amortization	9,038	8,183	17,636	15,823
Loan servicing fees	5,620	7,216	11,645	14,144
Cost to provide communications services	2,203	1,681	4,157	3,384
Cost to provide enrollment services	—	—	—	3,623
Other expenses	27,528	29,409	54,075	57,783
Total operating expenses	119,017	107,412	234,004	218,922
Income before income taxes	40,683	41,214	117,358	113,677
Income tax expense	16,032	15,036	44,787	39,469
Net income	24,651	26,178	72,571	74,208
Net loss (income) attributable to noncontrolling interests	4,086	(28)	6,192	(97)
Net income attributable to Nelnet, Inc.	$28,737	26,150	78,763	74,111
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.68	0.61	1.86	1.73
Weighted average common shares outstanding - basic and diluted	42,326,540	42,635,700	42,309,295	42,861,896

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Net income	$24,651	26,178	72,571	74,208
Other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses arising during period, net of gains	(1,281)	(6,138)	(22)	(7,648)
Reclassification adjustment for (gains) losses recognized in net income, net	(409)	277	(740)	409
Income tax effect	626	2,168	283	2,678
Total other comprehensive loss	(1,064)	(3,693)	(479)	(4,561)
Comprehensive income	23,587	22,485	72,092	69,647
Comprehensive loss (income) attributable to noncontrolling interests	4,086	(28)	6,192	(97)
Comprehensive income attributable to Nelnet, Inc.	$27,673	22,457	78,284	69,550

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2016	—	31,008,226	11,476,932	$—	310	115	2,913	1,873,500	1,416	8,672	1,886,926
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	338	338
Net income	—	—	—	—	—	—	—	26,150	—	28	26,178
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,693)	—	(3,693)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(122)	(122)
Cash dividend on Class A and Class B common stock - $0.12 per share	—	—	—	—	—	—	—	(5,099)	—	—	(5,099)
Issuance of common stock, net of forfeitures	—	27,946	—	—	—	—	954	—	—	—	954
Compensation expense for stock based awards	—	—	—	—	—	—	1,133	—	—	—	1,133
Repurchase of common stock	—	(11,942)	—	—	—	—	(399)	—	—	—	(399)
Balance as of June 30, 2016	—	31,024,230	11,476,932	$—	310	115	4,601	1,894,551	(2,277)	8,916	1,906,216
Balance as of March 31, 2017	—	30,740,185	11,476,932	$—	307	115	2,236	2,100,214	5,315	19,480	2,127,667
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income (loss)	—	—	—	—	—	—	—	28,737	—	(4,086)	24,651
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,064)	—	(1,064)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(205)	(205)
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(5,907)	—	—	(5,907)
Issuance of common stock, net of forfeitures	—	17,567	—	—	—	—	992	—	—	—	992
Compensation expense for stock based awards	—	—	—	—	—	—	1,075	—	—	—	1,075
Repurchase of common stock	—	(384,061)	—	—	(3)	—	(3,937)	(12,886)	—	—	(16,826)
Balance as of June 30, 2017	—	30,373,691	11,476,932	$—	304	115	366	2,110,158	4,251	15,215	2,130,409
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,312	1,312
Net income	—	—	—	—	—	—	—	74,111	—	97	74,208
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,561)	—	(4,561)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(219)	(219)
Cash dividend on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(10,192)	—	—	(10,192)
Issuance of common stock, net of forfeitures	—	158,743	—	—	1	—	3,661	—	—	—	3,662
Compensation expense for stock based awards	—	—	—	—	—	—	2,316	—	—	—	2,316
Repurchase of common stock	—	(1,611,041)	—	—	(16)	—	(1,376)	(51,076)	—	—	(52,468)
Balance as of June 30, 2016	—	31,024,230	11,476,932	$—	310	115	4,601	1,894,551	(2,277)	8,916	1,906,216
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	12,652	12,652
Net income (loss)	—	—	—	—	—	—	—	78,763	—	(6,192)	72,571
Other comprehensive loss	—	—	—	—	—	—	—	—	(479)	—	(479)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(515)	(515)
Cash dividend on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(11,803)	—	—	(11,803)
Issuance of common stock, net of forfeitures	—	161,356	—	—	2	—	3,081	—	—	—	3,083
Compensation expense for stock based awards	—	—	—	—	—	—	2,170	—	—	—	2,170
Repurchase of common stock	—	(415,777)	—	—	(4)	—	(5,305)	(12,886)	—	—	(18,195)
Balance as of June 30, 2017	—	30,373,691	11,476,932	$—	304	115	366	2,110,158	4,251	15,215	2,130,409

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months
	ended June 30,
	2017	2016
Net income attributable to Nelnet, Inc.	$78,763	74,111
Net (loss) income attributable to noncontrolling interests	(6,192)	97
Net income	72,571	74,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	66,805	62,298
Student loan discount accretion	(22,934)	(21,524)
Provision for loan losses	3,000	4,500
Derivative market value adjustment	(951)	48,649
Unrealized foreign currency transaction adjustment	31,951	8,712
Proceeds from termination of derivative instruments	3,013	3,523
Payments to enter into derivative instruments	(929)	—
Proceeds from clearinghouse to settle variation margin, net	25,927	—
Gain from debt repurchases	(5,421)	(101)
(Gain) loss from sales of available-for-sale securities, net	(740)	409
Proceeds (purchases) related to trading securities, net	23	(235)
Deferred income tax benefit	(15,249)	(20,260)
Non-cash compensation expense	2,260	2,388
Other	2,209	3,681
(Increase) decrease in accrued interest receivable	(4,470)	3,685
(Increase) decrease in accounts receivable	(16,274)	9,462
Increase in other assets	(2,155)	(2,579)
Increase in accrued interest payable	1,387	8,419
Decrease in other liabilities	(7,891)	(10,006)
Net cash provided by operating activities	132,132	175,229
Cash flows from investing activities:
Purchases of student loans	(100,843)	(183,375)
Net proceeds from student loan repayments, claims, capitalized interest, and other	1,807,765	1,927,319
Proceeds from sale of student loans	—	44,738
Purchases of available-for-sale securities	(77,118)	(51,735)
Proceeds from sales of available-for-sale securities	66,492	58,232
Purchases of investments and loans receivable and issuance of notes receivable	(33,131)	(10,222)
Proceeds from investments and other receivables	5,551	5,360
Purchases of property and equipment	(70,814)	(29,577)
Decrease (increase) in restricted cash, net	226,409	(131,325)
Net cash provided by investing activities	1,824,311	1,629,415
Cash flows from financing activities:
Payments on bonds and notes payable	(2,549,189)	(1,972,880)
Proceeds from issuance of bonds and notes payable	612,279	226,194
Payments of debt issuance costs	(2,256)	(1,084)
Dividends paid	(11,803)	(10,192)
Repurchases of common stock	(18,195)	(52,468)
Proceeds from issuance of common stock	221	417
Issuance of noncontrolling interests	12,600	1,312
Distribution to noncontrolling interests	(515)	(219)
Net cash used in financing activities	(1,956,858)	(1,808,920)
Net decrease in cash and cash equivalents	(415)	(4,276)
Cash and cash equivalents, beginning of period	69,654	63,529
Cash and cash equivalents, end of period	$69,239	59,253

Cash disbursements made for:
Interest	$183,821	142,446
Income taxes, net of refunds	$46,193	55,988

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").

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
The Company owns 91.5 percent of the economic rights of Allo Communications LLC and has a disproportional 80 percent of the voting rights related to all operating decisions for Allo's business. Allo management, as current minority members, has the opportunity to earn an additional 11.5 percent of the total ownership interests based on the financial performance of Allo. In addition to the Company’s equity investment, Nelnet, Inc. (the parent) issued a $200.0 million line of credit to Allo on December 30, 2015. The line of credit had $114.0 million outstanding as of June 30, 2017. Nelnet, Inc.’s maximum exposure to loss as a result of its involvement with Allo is equal to its equity investment and the balance of the line of credit. The amounts owed by Allo to Nelnet, Inc., including the interest costs incurred by Allo and interest earnings recognized by Nelnet, Inc., are not reflected in the Company’s consolidated balance sheet as they were eliminated in consolidation. All of Allo’s financial activities and related assets and liabilities, excluding the line of credit, are reflected in the Company’s consolidated financial statements. See note 10, "Segment Reporting," for disclosure of Allo's total assets and results of operations (included in the "Communications" operating segment), note 7, "Goodwill," for disclosure of Allo's goodwill, and note 8, “Property and Equipment,” for disclosure of Allo’s fixed assets. Allo's goodwill and property and equipment comprise the majority of its assets. The assets recognized as a result of consolidating Allo are the property of Allo and are not available for any other purpose, other than to Nelnet, Inc. as a secured lender under Allo's line of credit.

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

During the first quarter of 2017, Nelnet Servicing and Great Lakes each contributed $12.6 million to GreatNet and GreatNet began to incur certain operating costs.  For financial reporting purposes, the balance sheet and operating results of GreatNet are included in the Company’s consolidated financial statements and presented in the Company’s Loan Systems and Servicing operating segment.  The proportionate share of membership interest (equity) and net loss of GreatNet that is attributable to Great Lakes is reflected as noncontrolling interests in the consolidated financial statements.

For a description of other entities in which the Company reflects noncontrolling interests in its consolidated financial statements, see note 2 of the notes to consolidated financial statements included in the 2016 Annual Report.

2.  Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	June 30, 2017	December 31, 2016
Federally insured loans:
Stafford and other	$4,704,409	5,186,047
Consolidation	18,442,998	19,643,937
Total	23,147,407	24,829,984
Private education loans	242,893	273,659
	23,390,300	25,103,643
Loan discount, net of unamortized loan premiums and deferred origination costs	(123,326)	(129,507)
Non-accretable discount (a)	(14,972)	(18,570)
Allowance for loan losses – federally insured loans	(35,862)	(37,268)
Allowance for loan losses – private education loans	(13,846)	(14,574)
	$23,202,294	24,903,724

(a)
For loans purchased where there is evidence of credit deterioration since the origination of the loan, the Company records a credit discount, separate from the allowance for loan losses, which is non-accretable to interest income.

The Company recognizes student loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. In instances where there are changes to the assumptions, amortization/accretion is adjusted on a cumulative basis to reflect the change since the acquisition of the loan.

In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and deferred origination costs and accrete discounts on its student loan portfolio. Previously, the Company amortized premiums and deferred origination costs and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments (excluding forecasted defaults) should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete student loan premiums/discounts was decreased. The constant prepayment rates under the Company's revised policy are 5 percent for Stafford loans and 3 percent for Consolidation loans. The constant prepayment rates under the Company's prior policy in effect before this correction were 6 percent and 4 percent, respectively. During the third quarter of 2016, the Company recorded an adjustment to reflect the cumulative net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding pre-tax increase to interest income. The Company concluded this error had an immaterial impact on 2016 results as well as the results for prior periods.

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$50,526	50,084	51,842	50,498
Provision for loan losses:
Federally insured loans	2,000	2,000	4,000	4,000
Private education loans	—	—	(1,000)	500
Total provision for loan losses	2,000	2,000	3,000	4,500
Charge-offs:
Federally insured loans	(2,825)	(3,217)	(5,406)	(6,266)
Private education loans	(288)	(514)	(370)	(915)
Total charge-offs	(3,113)	(3,731)	(5,776)	(7,181)
Recoveries - private education loans	245	250	442	526
Purchase of private education loans	—	100	—	260
Transfer from repurchase obligation related to private education loans repurchased	50	50	200	150
Balance at end of period	$49,708	48,753	49,708	$48,753

Allocation of the allowance for loan losses:
Federally insured loans	$35,862	33,224	35,862	33,224
Private education loans	13,846	15,529	13,846	15,529
Total allowance for loan losses	$49,708	48,753	49,708	48,753

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of June 30, 2017		As of December 31, 2016		As of June 30, 2016
Federally insured loans:
Loans in-school/grace/deferment	$1,454,802		$1,606,468		$1,936,064
Loans in forbearance	2,065,167		2,295,367		2,672,241
Loans in repayment status:
Loans current	17,106,921	87.2%	18,125,768	86.6%	18,957,457	86.7%
Loans delinquent 31-60 days	743,738	3.8	818,976	3.9	828,885	3.8
Loans delinquent 61-90 days	479,552	2.4	487,647	2.3	482,379	2.2
Loans delinquent 91-120 days	267,139	1.4	335,291	1.6	320,213	1.5
Loans delinquent 121-270 days	772,875	3.9	854,432	4.1	918,788	4.2
Loans delinquent 271 days or greater	257,213	1.3	306,035	1.5	350,363	1.6
Total loans in repayment	19,627,438	100.0%	20,928,149	100.0%	21,858,085	100.0%
Total federally insured loans	$23,147,407		$24,829,984		$26,466,390

Private education loans:
Loans in-school/grace/deferment	$32,016		$35,146		$54,597
Loans in forbearance	1,814		3,448		1,610
Loans in repayment status:
Loans current	202,155	96.7%	228,612	97.2%	225,585	97.2%
Loans delinquent 31-60 days	2,066	1.0	1,677	0.7	1,361	0.6
Loans delinquent 61-90 days	1,323	0.6	1,110	0.5	929	0.4
Loans delinquent 91 days or greater	3,519	1.7	3,666	1.6	4,088	1.8
Total loans in repayment	209,063	100.0%	235,065	100.0%	231,963	100.0%
Total private education loans	$242,893		$273,659		$288,170

3.  Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$21,063,700	0.22% - 6.90%	8/25/21 - 9/25/65
Bonds and notes based on auction	796,140	1.82% - 2.36%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,859,840
FFELP warehouse facilities	1,058,413	1.08% - 1.29%	9/7/18 - 4/27/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	93,727	2.97%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	98,076	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,526	4.67%	9/15/61
Other borrowings	60,169	1.96% - 3.38%	7/17/17 - 12/15/45
	23,190,751
Discount on bonds and notes payable and debt issuance costs	(399,971)
Total	$22,790,780

	As of December 31, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$22,130,063	0.24% - 6.90%	6/25/21 - 9/25/65
Bonds and notes based on auction	998,415	1.61% - 2.28%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	23,128,478
FFELP warehouse facilities	1,677,443	0.63% - 1.09%	9/7/18 - 12/13/19
Variable-rate bonds and notes issued in private education loan asset-backed securitization	112,582	2.60%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	113,378	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	50,184	4.37%	9/15/61
Other borrowings	18,355	3.38%	3/31/23 / 12/15/45
	25,100,420
Discount on bonds and notes payable and debt issuance costs	(431,930)
Total	$24,668,490

Asset-Backed Securitizations

On May 24, 2017, the Company completed an asset-backed securitization totaling $535.0 million (par value). The interest rate and final maturity of these notes are 1-month LIBOR plus 0.78 percent and June 25, 2065, respectively.

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of June 30, 2017, the Company had three FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II	NHELP-III (b)	Total
Maximum financing amount	$700,000	500,000	200,000	1,400,000
Amount outstanding	511,846	357,461	189,106	1,058,413
Amount available	$188,154	142,539	10,894	341,587
Expiration of liquidity provisions	July 10, 2018	December 15, 2017	April 27, 2018
Final maturity date	September 7, 2018	December 13, 2019	April 27, 2020
Maximum advance rates	92.0 - 98.0%	85.0 - 95.0%	92.2 - 95.0%
Minimum advance rates	84.0 - 90.0%	85.0 - 95.0%	92.2 - 95.0%
Advanced as equity support	$13,260	26,440	5,668	45,368

(a)	On May 25, 2017, the Company decreased the maximum financing amount for this warehouse facility from $875.0 million to $700.0 million.

(b)
On April 3, 2017, the Company entered into a letter agreement for this warehouse facility to decrease the maximum financing amount from $750.0 million to $600.0 million. On April 28, 2017, the Company amended the agreement for this warehouse facility, which changed the expiration date for the liquidity provisions to April 27, 2018 and changed the final maturity date to April 27, 2020. On May 5, 2017, May 25, 2017, and June 2, 2017, the Company decreased the maximum financing amount for this warehouse facility by $200.0 million, $100.0 million, and $100.0 million, respectively. As of June 30, 2017, the maximum financing amount for this warehouse facility was $200.0 million, as reflected in this table.

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of December 12, 2021.  As of June 30, 2017, no amounts were outstanding on the line of credit and $350.0 million was available for future use.

Repurchase Agreement

Included in "other borrowings" as of June 30, 2017 is $41.8 million that is subject to a repurchase agreement. Proceeds from this agreement are collateralized by FFELP asset-backed security investments.

Debt Repurchases

During the three months ended March 31, 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes and recognized a gain of $4.4 million. In addition, the amendments described above were made to the indenture. After the completion of this tender offer, the Company has $20.5 million of Hybrid Securities that remain outstanding. In addition, during the three and six months ended June 30, 2017, the Company recognized gains of $0.4 million and $1.0 million, respectively, on the repurchase of its own FFELP asset-backed securities.

4.  Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2016 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2017 and December 31, 2016 is presented below.

Basis Swaps

The following table summarizes the Company’s basis swaps outstanding in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of June 30,	As of December 31,
	2017	2016
Maturity	Notional amount	Notional amount
2018	$4,000,000	$—
2019	2,000,000	—
2024	250,000	—
2026	1,150,000	1,150,000
2027	375,000	—
2028	325,000	325,000
2029	100,000	—
2031	300,000	300,000
	$8,500,000	$1,775,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2017 and December 31, 2016 was one-month LIBOR plus 13.9 basis points and 10.1 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2017		As of December 31, 2016
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2017	$250,000	1.04%	$750,000	0.99%
2018	1,350,000	1.07	1,350,000	1.07
2019	3,250,000	0.97	3,250,000	0.97
2020	1,500,000	1.01	1,500,000	1.01
2025	100,000	2.32	100,000	2.32
	$6,450,000	1.02%	$6,950,000	1.02%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

On August 20, 2014, the Company paid $9.1 million for an interest rate swap option to economically hedge loans earning fixed rate floor income. The interest rate swap option gives the Company the right, but not the obligation, to enter into a $250.0 million notional interest rate swap in which the Company would pay a fixed amount of 3.30% and receive discrete one-month LIBOR. If the interest rate swap option is exercised, the swap would become effective in 2019 and mature in 2024.

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

Interest Rate Swaps – Unsecured Debt Hedges

As of June 30, 2017 and December 31, 2016, the Company had $20.5 million and $50.2 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding as of June 30, 2017 and December 31, 2016 that are used to effectively convert the variable interest rate on a designated notional amount with respect to the Hybrid Securities to a fixed rate of 7.66%.

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

The following table shows the unrealized income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instrument.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Re-measurement of Euro Notes	$(27,261)	9,768	(31,951)	(8,712)
Change in fair value of cross-currency interest rate swap	27,639	(12,008)	28,574	20,693
Total impact to consolidated statements of income - income (expense) (a)	$378	(2,240)	(3,377)	11,981

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

Prior to January 3, 2017, the Company accounted for variation margin payments to the CME as collateral against its derivative position.  As such, these payments were treated as a separate unit of account from the derivative instrument and reported as a liability for cash collateral received and an asset (restricted cash) for cash collateral paid.  Effective January 3, 2017, the CME amended its rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ exposure rather than collateral against the exposure.  Based on these rulebook changes, for accounting and presentation purposes, the Company considers variation margin and the corresponding derivative instrument a single unit of account.  As such, effective January 3, 2017, the variation margin received or paid is no longer accounted for separately as a liability or asset ("collateralized-to-market").  Instead, these payments are considered in determining the fair value of the centrally cleared derivative portfolio ("settled-to-market").  The principal difference for accounting and presentation purposes is that prior to January 3, 2017, the Company recorded the fair value of collateralized-to-market derivative contracts on its balance sheet as "fair value of derivative instruments" with an equal amount of variation margin collateral accounted for separately as an asset or liability. Subsequent to January 3, 2017, the Company records settled-to-market derivative contracts on its balance sheet with a fair value of zero and no collateral posted due to the payment or receipt of variation margin between the Company and the CME settling the outstanding mark-to-market exposure on such derivatives to a balance of zero on a daily basis, and records the underlying daily changes in the market value of such derivative contracts that result in such receipts or payments on its income statement as realized derivative market value adjustments in "Derivative market value and foreign currency transaction adjustments and derivative settlements, net."

The new clearinghouse requirements did not alter or affect the accounting and presentation of the Company’s derivative instruments executed prior to June 10, 2013 and those derivatives that are not required to be cleared at a clearinghouse (non-centrally cleared derivatives). The Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset or liability measured at its fair value. Certain non-centrally cleared derivatives are subject to right of offset provisions with counterparties.  For these derivatives, the Company does not offset fair value amounts executed with the same counterparty under a master netting arrangement. In addition, the Company does not offset fair value amounts recognized for derivative instruments with respect to the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable).

Balance Sheet

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
1:3 basis swaps	$—	—	—	2,624
Interest rate swaps - floor income hedges	20	81,159	—	256
Interest rate swap option - floor income hedge	1,265	2,977	—	—
Interest rate caps	334	1,152	—	—
Interest rate swaps - hybrid debt hedges	—	—	7,375	7,341
Cross-currency interest rate swap	—	—	39,031	67,605
Other	—	2,243	—	—
Total	$1,619	87,531	46,406	77,826

During the three months ended June 30, 2017, the Company received proceeds of $2.1 million from the termination of derivatives that were included in "other" in the preceding table.

Offsetting of Derivative Assets/Liabilities

The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged.

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of June 30, 2017	$1,619	—	—	1,619
Balance as of December 31, 2016	87,531	(2,880)	475	85,126

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral (received) pledged, net (a)	Net asset (liability)
Balance as of June 30, 2017	$(46,406)	—	(13,252)	(59,658)
Balance as of December 31, 2016	(77,826)	2,880	7,292	(67,654)

(a) As of June 30, 2017, the Company had received $21.4 million of collateral from the counterparty on the Company's cross-currency interest rate swap.

Income Statement Impact

The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Settlements:
1:3 basis swaps	$(362)	743	336	414
Interest rate swaps - floor income hedges	2,114	(4,841)	1,994	(10,084)
Interest rate swaps - hybrid debt hedges	(198)	(231)	(402)	(463)
Cross-currency interest rate swap	(1,917)	(1,166)	(3,669)	(1,898)
Total settlements - (expense) income	(363)	(5,495)	(1,741)	(12,031)
Change in fair value:
1:3 basis swaps	(8,841)	(586)	(11,416)	183
Interest rate swaps - floor income hedges	(17,810)	(27,276)	(13,485)	(59,985)
Interest rate swap option - floor income hedge	(828)	(856)	(1,712)	(2,272)
Interest rate caps	(311)	(453)	(833)	(1,215)
Interest rate swaps - hybrid debt hedges	(453)	(1,464)	(34)	(4,014)
Cross-currency interest rate swap	27,639	(12,008)	28,574	20,693
Other	318	(2,332)	(143)	(2,039)
Total change in fair value - (expense) income	(286)	(44,975)	951	(48,649)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(27,261)	9,768	(31,951)	(8,712)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - (expense) income	$(27,910)	(40,702)	(32,741)	(69,392)

5.  Investments and Other Receivables

A summary of the Company's investments and other receivables follows:

	As of June 30, 2017				As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$109,624	5,436	(678)	114,382	98,260	6,280	(641)	103,899
Equity securities	804	2,050	(62)	2,792	720	1,930	(61)	2,589
Total available-for-sale investments	$110,428	7,486	(740)	117,174	98,980	8,210	(702)	106,488
Trading investments - equity securities				—				105
Total available-for-sale and trading investments				117,174				106,593
Other Investments and Other Receivables (not measured at fair value):
Venture capital and funds				74,413				69,789
Real estate				46,862				48,379
Notes and loans receivable				41,065				17,031
Tax liens and affordable housing				10,790				12,352
Total investments and other receivables				$290,304				254,144

(a)
As of June 30, 2017, the aggregate fair value of available-for-sale investments with unrealized losses was $30.4 million, of which $11.0 million had been in a continuous unrealized loss position for greater than 12 months. Because the Company currently has the intent and ability to retain these investments for an anticipated recovery in fair value, as of June 30, 2017, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of June 30, 2017, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

6. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of June 30, 2017 (months)	As of June 30, 2017	As of December 31, 2016

Amortizable intangible assets:
Customer relationships (net of accumulated amortization of $10,676 and $8,548, respectively)	164	$26,208	28,335
Trade names (net of accumulated amortization of $2,075 and $1,653, respectively)	183	9,497	9,919
Computer software (net of accumulated amortization of $7,844 and $5,675, respectively)	20	7,127	9,296
Covenants not to compete (net of accumulated amortization of $109 and $91, respectively)	83	245	263
Total - amortizable intangible assets	144	$43,077	47,813

The Company recorded amortization expense on its intangible assets of $2.4 million and $2.7 million during the three months ended June 30, 2017 and 2016, respectively, and $4.7 million and $5.2 million during the six months ended June 30, 2017 and 2016, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2017, the Company estimates it will record amortization expense as follows:

2017 (July 1 - December 31)	$4,650
2018	8,605
2019	5,147
2020	4,231
2021	3,480
2022 and thereafter	16,964
$43,077

7. Goodwill

The carrying amount of goodwill as of December 31, 2016 and June 30, 2017 by reportable operating segment was as follows:

	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$8,596	67,168	21,112	41,883	8,553	147,312

8. Property and Equipment

Property and equipment consisted of the following:

		As of June 30, 2017	As of December 31, 2016
	Useful life
Non-communications:
Computer equipment and software	1-5 years	$104,946	97,317
Office furniture and equipment	3-7 years	12,514	12,344
Building and building improvements	5-39 years	13,383	13,363
Transportation equipment	4-10 years	3,813	3,809
Leasehold improvements	5-20 years	3,627	3,579
Land	—	1,682	1,682
Construction in progress	—	29,491	16,346
		169,456	148,440
Accumulated depreciation - non-communications		99,718	91,285
Non-communications, net property and equipment		69,738	57,155

Communications:
Network plant and fiber	5-15 years	64,337	40,844
Central office	5-15 years	8,115	6,448
Customer located property	5-10 years	8,811	5,138
Transportation equipment	4-10 years	4,620	2,966
Computer equipment and software	1-5 years	3,048	2,026
Other	1-39 years	1,581	1,268
Land	—	70	70
Construction in progress	—	29,726	12,537
		120,308	71,297
Accumulated depreciation - communications		8,948	4,666
Communications, net property and equipment		111,360	66,631
Total property and equipment, net		$181,098	123,786

The Company recorded depreciation expense on its property and equipment of $6.7 million and $5.4 million during the three months ended June 30, 2017 and 2016, respectively, and $12.9 million and $10.6 million during the six months ended June 30, 2017 and 2016, respectively.

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

	Three months ended June 30,
	2017			2016
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$28,457	280	28,737	25,879	271	26,150

Denominator:
Weighted-average common shares outstanding - basic and diluted	41,913,990	412,550	42,326,540	42,193,769	441,931	42,635,700
Earnings per share - basic and diluted	$0.68	0.68	0.68	0.61	0.61	0.61

	Six months ended June 30,
	2017			2016
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$77,969	794	78,763	73,334	777	74,111

Denominator:
Weighted-average common shares outstanding - basic and diluted	41,882,702	426,593	42,309,295	42,412,287	449,609	42,861,896
Earnings per share - basic and diluted	$1.86	1.86	1.86	1.73	1.73	1.73

10.  Segment Reporting

See note 14 of the notes to consolidated financial statements included in the 2016 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2017
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$120	3	1	191,367	3,362	(1,776)	193,077
Interest expense	—	—	1,104	113,073	835	(1,776)	113,236
Net interest income	120	3	(1,103)	78,294	2,527	—	79,841
Less provision for loan losses	—	—	—	2,000	—	—	2,000
Net interest income (loss) after provision for loan losses	120	3	(1,103)	76,294	2,527	—	77,841
Other income:
Loan systems and servicing revenue	56,899	—	—	—	—	—	56,899
Intersegment servicing revenue	9,952	—	—	—	—	(9,952)	—
Tuition payment processing, school information, and campus commerce revenue	—	34,224	—	—	—	—	34,224
Communications revenue	—	—	5,719	—	—	—	5,719
Other income	—	—	—	3,057	9,429	—	12,485
Gain from debt repurchases	—	—	—	442	—	—	442
Derivative settlements, net	—	—	—	(165)	(198)	—	(363)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(27,412)	(135)	—	(27,547)
Total other income	66,851	34,224	5,719	(24,078)	9,096	(9,952)	81,859
Operating expenses:
Salaries and benefits	40,506	16,901	3,411	363	13,447	—	74,628
Depreciation and amortization	546	2,346	2,600	—	3,547	—	9,038
Loan servicing fees	—	—	—	5,620	—	—	5,620
Cost to provide communications services	—	—	2,203	—	—	—	2,203
Other expenses	8,879	4,853	1,772	1,827	10,195	—	27,528
Intersegment expenses, net	8,324	2,136	496	10,043	(11,046)	(9,952)	—
Total operating expenses	58,255	26,236	10,482	17,853	16,143	(9,952)	119,017
Income (loss) before income taxes	8,716	7,991	(5,866)	34,363	(4,520)	—	40,683
Income tax (expense) benefit	(4,918)	(3,037)	2,229	(13,057)	2,751	—	(16,032)
Net income (loss)	3,798	4,954	(3,637)	21,306	(1,769)	—	24,651
Net loss (income) attributable to noncontrolling interests	4,226	—	—	—	(141)	—	4,086
Net income (loss) attributable to Nelnet, Inc.	$8,024	4,954	(3,637)	21,306	(1,910)	—	28,737

Total assets as of June 30, 2017	$99,841	230,145	150,809	24,433,881	684,840	(276,429)	25,323,087

	Three months ended June 30, 2016
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$22	3	—	184,966	2,064	(802)	186,252
Interest expense	—	—	205	92,769	1,881	(802)	94,052
Net interest income	22	3	(205)	92,197	183	—	92,200
Less provision for loan losses	—	—	—	2,000	—	—	2,000
Net interest income (loss) after provision for loan losses	22	3	(205)	90,197	183	—	90,200
Other income:
Loan systems and servicing revenue	54,402	—	—	—	—	—	54,402
Intersegment servicing revenue	11,408	—	—	—	—	(11,408)	—
Tuition payment processing, school information, and campus commerce revenue	—	30,483	—	—	—	—	30,483
Communications revenue	—	—	4,478	—	—	—	4,478
Enrollment services revenue	—	—	—	—	—	—	—
Other income	—	—	—	3,834	5,931	—	9,765
Gain from debt repurchases	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	(5,264)	(231)	—	(5,495)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(31,411)	(3,797)	—	(35,207)
Total other income	65,810	30,483	4,478	(32,841)	1,903	(11,408)	58,426
Operating expenses:						.
Salaries and benefits	31,380	15,444	1,377	499	12,222	—	60,923
Depreciation and amortization	445	2,511	1,378	—	3,848	—	8,183
Loan servicing fees	—	—	—	7,216	—	—	7,216
Cost to provide communications services	—	—	1,681	—	—	—	1,681
Cost to provide enrollment services	—	—	—	—	—	—	—
Other expenses	11,380	4,815	813	1,481	10,920	—	29,409
Intersegment expenses, net	6,102	1,562	187	11,539	(7,981)	(11,408)	—
Total operating expenses	49,307	24,332	5,436	20,735	19,009	(11,408)	107,412
Income (loss) before income taxes	16,525	6,154	(1,163)	36,621	(16,923)	—	41,214
Income tax (expense) benefit	(6,280)	(2,338)	442	(13,916)	7,057	—	(15,036)
Net income (loss)	10,245	3,816	(721)	22,705	(9,866)	—	26,178
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(28)	—	(28)
Net income (loss) attributable to Nelnet, Inc.	$10,245	3,816	(721)	22,705	(9,894)	—	26,150

Total assets as of June 30, 2016	$71,403	230,308	78,578	27,856,952	730,122	(251,565)	28,715,798

	Six months ended June 30, 2017
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$214	5	1	373,692	6,123	(3,135)	376,901
Interest expense	—	—	1,816	219,824	1,630	(3,135)	220,135
Net interest income	214	5	(1,815)	153,868	4,493	—	156,766
Less provision for loan losses	—	—	—	3,000	—	—	3,000
Net interest income (loss) after provision for loan losses	214	5	(1,815)	150,868	4,493	—	153,766
Other income:
Loan systems and servicing revenue	111,128	—	—	—	—	—	111,128
Intersegment servicing revenue	20,275	—	—	—	—	(20,275)	—
Tuition payment processing, school information, and campus commerce revenue	—	77,844	—	—	—	—	77,844
Communications revenue	—	—	10,826	—	—	—	10,826
Other income	—	—	—	6,399	18,719	—	25,118
Gain from debt repurchases	—	—	—	981	4,440	—	5,421
Derivative settlements, net	—	—	—	(1,339)	(402)	—	(1,741)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(30,823)	(177)	—	(31,000)
Total other income	131,403	77,844	10,826	(24,782)	22,580	(20,275)	197,596
Operating expenses:
Salaries and benefits	78,497	33,553	6,390	763	27,287	—	146,491
Depreciation and amortization	1,095	4,737	4,735	—	7,069	—	17,636
Loan servicing fees	—	—	—	11,645	—	—	11,645
Cost to provide communications services	—	—	4,157	—	—	—	4,157
Other expenses	18,015	9,847	3,144	2,819	20,249	—	54,075
Intersegment expenses, net	15,722	4,210	1,002	20,455	(21,114)	(20,275)	—
Total operating expenses	113,329	52,347	19,428	35,682	33,491	(20,275)	234,004
Income (loss) before income taxes	18,288	25,502	(10,417)	90,404	(6,418)	—	117,358
Income tax (expense) benefit	(9,473)	(9,690)	3,959	(34,354)	4,772	—	(44,787)
Net income (loss)	8,815	15,812	(6,458)	56,050	(1,646)	—	72,571
Net loss (income) attributable to noncontrolling interests	6,641	—	—	—	(450)	—	6,192
Net income (loss) attributable to Nelnet, Inc.	$15,456	15,812	(6,458)	56,050	(2,096)	—	78,763

Total assets as of June 30, 2017	$99,841	230,145	150,809	24,433,881	684,840	(276,429)	25,323,087

	Six months ended June 30, 2016
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$43	5	—	375,689	4,157	(1,625)	378,269
Interest expense	—	—	352	182,647	3,087	(1,625)	184,460
Net interest income	43	5	(352)	193,042	1,070	—	193,809
Less provision for loan losses	—	—	—	4,500	—	—	4,500
Net interest income (loss) after provision for loan losses	43	5	(352)	188,542	1,070	—	189,309
Other income:
Loan systems and servicing revenue	106,732	—	—	—	—	—	106,732
Intersegment servicing revenue	23,415	—	—	—	—	(23,415)	—
Tuition payment processing, school information, and campus commerce revenue	—	69,140	—	—	—	—	69,140
Communications revenue	—	—	8,824	—	—	—	8,824
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	8,097	15,462	—	23,559
Gain from debt repurchases	—	—	—	101	—	—	101
Derivative settlements, net	—	—	—	(11,568)	(463)	—	(12,031)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(51,308)	(6,053)	—	(57,361)
Total other income	130,147	69,140	8,824	(54,678)	13,272	(23,415)	143,290
Operating expenses:
Salaries and benefits	64,346	29,880	2,467	1,018	26,454	—	124,165
Depreciation and amortization	883	4,782	2,507	—	7,650	—	15,823
Loan servicing fees	—	—	—	14,144	—	—	14,144
Cost to provide communications services	—	—	3,384	—	—	—	3,384
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	22,850	8,973	1,566	2,997	21,397	—	57,783
Intersegment expenses, net	12,343	3,074	331	23,646	(15,978)	(23,415)	—
Total operating expenses	100,422	46,709	10,255	41,805	43,146	(23,415)	218,922
Income (loss) before income taxes	29,768	22,436	(1,783)	92,059	(28,804)	—	113,677
Income tax (expense) benefit	(11,312)	(8,526)	678	(34,983)	14,674	—	(39,469)
Net income (loss)	18,456	13,910	(1,105)	57,076	(14,130)	—	74,208
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(97)	—	(97)
Net income (loss) attributable to Nelnet, Inc.	$18,456	13,910	(1,105)	57,076	(14,227)	—	74,111

Total assets as of June 30, 2016	$71,403	230,308	78,578	27,856,952	730,122	(251,565)	28,715,798

11.  Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education (the "Department") that currently is set to expire on June 16, 2019. Revenue earned by the Company's Loan Systems and Servicing operating segment related to this contract was $39.8 million and $37.1 million for the three months ended June 30, 2017 and 2016, respectively, and $78.8 million and $72.3 million for the six months ended June 30, 2017 and 2016, respectively. In April 2016, the Department's Office of Federal Student Aid ("FSA") released information regarding a new contract procurement process for the Department to acquire a single servicing platform with multiple customer service providers to manage all student loans owned by the Department.  The contract solicitation process was divided into two phases.

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

On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. Navient Corporation and FedLoan Servicing (Pennsylvania Higher Education Assistance Agency ("PHEAA")), the other two TIVAS, were also selected to respond to Phase II. On January 6, 2017, GreatNet submitted its Phase II response to the Department. On April 11, 2017, the Department announced it was withdrawing certain policy memos to FSA from the prior administration regarding factors to be considered in the procurement process. On May 19, 2017, the Department announced it had amended the contract procurement process to provide that the single servicing platform to be acquired by the Department will be utilized by a single customer service provider to be selected by the Department to manage all student loans owned by the Department.  This amendment required another response by the Phase II participants, and on July 7, 2017, GreatNet submitted its response to the Department.

On August 1, 2017, the Department announced it was canceling the current procurement process for a single servicing platform and customer service provider and that it intends to develop a new contract procurement proposal. The Department indicated that its new approach is expected to require separate contract acquisitions for database housing, system processing, and customer account servicing.

12. Related Parties

The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to consolidated financial statements included in the 2016 Annual Report. The following provides an update for related party transactions that occurred during the first six months of 2017.

Transactions with Union Bank and Trust Company

During the three months ended June 30, 2017, the Company purchased $4.9 million (par value) of consumer loans from Union Bank and Trust Company. The Company's investment in consumer loans is included in "investments and other receivables" in the Company's consolidated balance sheet.

Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")

David Graff, who currently serves as an independent director on the Company's Board of Directors, is CEO, co-founder, and a director of Hudl. On July 7, 2017, the Company made an additional $10.4 million preferred stock investment in Hudl. Prior to this investment, the Company and Michael Dunlap, the Company's Executive Chairman and a principal shareholder, made separate equity investments in Hudl. The additional preferred stock investment made by the Company in July 2017 slightly increased the Company's direct and indirect equity ownership in Hudl. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl under the cost method. The Company's investment in Hudl is included in "investments and other receivables" in the Company's consolidated balance sheet.

13.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2017.

	As of June 30, 2017			As of December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan and other asset-backed securities	$—	114,267	114,267	—	103,780	103,780
Equity securities	2,793	—	2,793	2,694	—	2,694
Debt securities	114	—	114	119	—	119
Total investments (available-for-sale and trading)	2,907	114,267	117,174	2,813	103,780	106,593
Derivative instruments	—	1,619	1,619	—	87,531	87,531
Total assets	$2,907	115,886	118,793	2,813	191,311	194,124
Liabilities:
Derivative instruments	$—	46,406	46,406	—	77,826	77,826
Total liabilities	$—	46,406	46,406	—	77,826	77,826

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2017
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$24,278,179	23,202,294	—	—	24,278,179
Cash and cash equivalents	69,239	69,239	69,239	—	—
Investments (available-for-sale)	117,174	117,174	2,907	114,267	—
Notes receivable	16,563	16,563	—	16,563	—
Loans receivable	25,502	24,502	—	—	25,502
Restricted cash	780,141	780,141	780,141	—	—
Restricted cash – due to customers	136,900	136,900	136,900	—	—
Accrued interest receivable	395,734	395,734	—	395,734	—
Derivative instruments	1,619	1,619	—	1,619	—
Financial liabilities:
Bonds and notes payable	22,744,128	22,790,780	—	22,744,128	—
Accrued interest payable	47,064	47,064	—	47,064	—
Due to customers	136,900	136,900	136,900	—	—
Derivative instruments	46,406	46,406	—	46,406	—

	As of December 31, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,653,581	24,903,724	—	—	25,653,581
Cash and cash equivalents	69,654	69,654	69,654	—	—
Investments (available-for-sale and trading)	106,593	106,593	2,813	103,780	—
Notes receivable	17,031	17,031	—	17,031	—
Restricted cash	980,961	980,961	980,961	—	—
Restricted cash – due to customers	119,702	119,702	119,702	—	—
Accrued interest receivable	391,264	391,264	—	391,264	—
Derivative instruments	87,531	87,531	—	87,531	—
Financial liabilities:
Bonds and notes payable	24,220,996	24,668,490	—	24,220,996	—
Accrued interest payable	45,677	45,677	—	45,677	—
Due to customers	119,702	119,702	119,702	—	—
Derivative instruments	77,826	77,826	—	77,826	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2016 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2017 and 2016. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, risks related to adverse changes in the Company's volumes allocated under the Company's loan servicing contract with the U.S. Department of Education (the "Department"), which accounted for approximately 20 percent of the Company's revenue in 2016, risks related to the Department's initiative to procure new contracts for federal student loan servicing, including the risk that the Company's joint venture with Great Lakes Educational Loan Services, Inc. ("Great Lakes") may not be awarded a contract, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education and consumer loans;

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

GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments

The Company prepares its financial statements and presents its financial results in accordance with GAAP. However, it also provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency transaction adjustments, and a discussion of why the Company believes providing this additional information is useful to investors, is provided below.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
GAAP net income attributable to Nelnet, Inc.	$28,737	26,150	78,763	74,111
Realized and unrealized derivative market value adjustments	286	44,975	(951)	48,649
Unrealized foreign currency transaction adjustments	27,261	(9,768)	31,951	8,712
Net tax effect (a)	(10,468)	(13,379)	(11,780)	(21,797)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$45,816	47,978	97,983	109,675

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$0.68	0.61	1.86	1.73
Realized and unrealized derivative market value adjustments	0.01	1.05	(0.02)	1.14
Unrealized foreign currency transaction adjustments	0.64	(0.22)	0.76	0.20
Net tax effect (a)	(0.25)	(0.31)	(0.28)	(0.51)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$1.08	1.13	2.32	2.56

(a)
The tax effects are calculated by multiplying the realized and unrealized derivative market value adjustments and unrealized foreign currency transaction adjustments by the applicable statutory income tax rate.

(b)
"Derivative market value and foreign currency transaction adjustments" include (i) both the realized portion of gains and losses (corresponding to variation margin received or paid on derivative instruments that are settled daily at a central clearinghouse under new rules effective January 3, 2017) and the unrealized portion of gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.  "Derivative market value and foreign currency transaction adjustments" does not include "derivative settlements" that represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria is met.  Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of derivative instruments is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item.  Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period. In addition, the Company incurs unrealized foreign currency transaction adjustments for periodic fluctuations in currency exchange rates between the U.S. dollar and Euro in connection with its student loan asset-backed Euro-denominated bonds with an interest rate based on a spread to the EURIBOR index. The principal and accrued interest on these bonds are remeasured at each reporting period and recorded in the Company's consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date.

The Company believes these point-in-time estimates of asset and liability values related to its derivative instruments and Euro-denominated bonds that are subject to interest and currency rate fluctuations are subject to volatility mostly due to timing and market factors beyond the control of management, and affect the period-to-period comparability of the results of operations. Accordingly, the Company’s management utilizes operating results excluding these items for comparability purposes when making decisions regarding the Company’s performance and in presentations with credit rating agencies, lenders, and investors. Consequently, the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.

The increase in GAAP net income for the three and six months ended June 30, 2017, as compared with the same periods in 2016, was due to a decrease in losses recognized in 2017 as compared to 2016 related to changes in fair values of derivative instruments which do not qualify for hedge accounting under GAAP. In addition, the Company recognized more gains from the repurchase of its own debt in 2017 (most of which occurred in the first quarter) as compared to 2016. These factors were partially offset by the increase in expenses to accelerate the buildout of the Company's communications network in Lincoln, Nebraska, lower net interest income earned by the Company on its student loan portfolio due to expected portfolio runoff and lower student loan spread, and an increase in losses related to foreign currency transaction adjustments caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2017, the Company had a $23.2 billion student loan portfolio that management anticipates will amortize over the next approximately 25 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and six months ended June 30, 2017 and 2016 (dollars in millions).

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

Loan Systems and Servicing

•	As of June 30, 2017, the Company was servicing $200.7 billion in FFELP, government owned, and private education and consumer loans, as compared with $183.6 billion of loans as of June 30, 2016.

•
Revenue increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 due to an increase in revenue on the government servicing contract and from growth in private education and consumer loan servicing volume from existing and new clients. The increase was partially offset by the loss of guaranty servicing and collection revenue.

•
Revenue from the government servicing contract increased to $39.8 million for the three months ended June 30, 2017 compared to $37.1 million for the same period in 2016, and increased to $78.8 million for the six months ended June 30, 2017, compared to $72.3 million for the same period in 2016. This increase was due to an increase in application volume for the Company's administration of the Total and Permanent Disability and Direct Loan Consolidation programs, the transfer of borrowers to the Company from a not-for-profit servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses. As of June 30, 2017, the Company was servicing $167.6 billion of student loans for 5.8 million borrowers under this contract.

•
Revenue from private education and consumer loan servicing increased to $7.1 million for the three months ended June 30, 2017 compared to $3.4 million for the same period in 2016, and increased to $12.9 million for the six months ended June 30, 2017, compared to $6.6 million for the same period in 2016. As of June 30, 2017, the Company was servicing $10.2 billion of private education and consumer loans for approximately 454,000 borrowers, as compared to $5.7 billion of private education and consumer loans for approximately 267,000 borrowers as of June 30, 2016.

•
The Company's remaining guaranty servicing and collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. After this customer's exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty servicing and collection revenue. Guaranty servicing and collection revenue earned from this customer in the three and six months ended June 30, 2016 was $4.6 million and $9.6 million, respectively.

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

On June 30, 2016, the Department announced which entities were selected to respond to Phase II of the procurement selection process. GreatNet was one of three entities selected. Navient Corporation and FedLoan Servicing (Pennsylvania Higher Education Assistance Agency ("PHEAA")), the other two TIVAS, were also selected to respond to Phase II. On January 6, 2017, GreatNet submitted its Phase II response to the Department. On April 11, 2017, the Department announced that it was withdrawing certain policy memos to FSA from the prior administration regarding factors to be considered in the procurement process. On May 19, 2017, the Department announced that it had amended the contract procurement process to provide that the single servicing platform to be acquired by the Department will be utilized by a single customer service provider to be selected by the Department to manage all student loans owned by the Department.  This amendment required another response by the Phase II participants, and on July 7, 2017, GreatNet submitted its response to the Department.

On August, 1, 2017, the Department announced it was canceling the current procurement process for a single servicing platform and customer service provider and that it intends to develop a new contract procurement proposal. The Department indicated that its new approach is expected to require separate contract acquisitions for database housing, system processing, and customer account servicing.

For financial reporting purposes, the operating results of GreatNet are included in the Company's consolidated financial statements. The proportionate share of membership interest (equity) and net loss of GreatNet that is attributable to Great Lakes is reflected as noncontrolling interests. During the first quarter of 2017, Nelnet Servicing and Great Lakes each contributed capital to GreatNet and GreatNet began to incur certain operating costs.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three and six months ended June 30, 2017 compared to the same periods in 2016 due to increases in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.

•
Before tax operating margin for the three months ended June 30, 2017 and 2016 was 23.3 percent and 20.2 percent, respectively, and for the six months ended June 30, 2017 and 2016 was 32.8 percent and 32.5 percent, respectively. This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Communications

•
For the three months ended June 30, 2017 and 2016, Allo recorded net losses of $3.6 million and $0.7 million, respectively, and for the six months ended June 30, 2017 and 2016 recorded net losses of $6.5 million and $1.1 million, respectively. The Company anticipates this operating segment will be dilutive to consolidated earnings over the next several years as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

•
Revenue from Allo for the three months ended June 30, 2017 and 2016 was $5.7 million and $4.5 million, respectively, and for the six months ended June 30, 2017 and 2016 revenue was $10.8 million and $8.8 million, respectively. The number of residential households served increased to 12,460 as of June 30, 2017 from 8,314 as of June 30, 2016.

•
For the three and six months ended June 30, 2017, Allo's capital expenditures were $32.3 million and $49.0 million, respectively. The Company anticipates total network capital expenditures of approximately $80 million in 2017; however, such amount could change based on customer demand for Allo's services. The number of residential households passed, which represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines (but have not been connected) increased to 45,880 as of June 30, 2017 as compared to 30,962 as of December 31, 2016.

Asset Generation and Management

•
During the three months ended June 30, 2017 compared to the same period in 2016, the average balance of student loans decreased $3.4 billion, to $23.9 billion, due primarily to the amortization of the student loan portfolio, and limited portfolio acquisitions from third parties. The Company acquired $52.7 million and $104.9 million of student loans during the three and six months ended June 30, 2017, respectively.

•
Core student loan spread was 1.27% for the three months ended June 30, 2017, compared to 1.29% for the same period in 2016. The decrease in core student loan spread for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to a decrease in fixed rate floor income, offset partially by a tightening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended June 30, 2017 and 2016, and six months ended June 30, 2017 and 2016, the Company earned $27.7 million, $44.3 million, $59.8 million, and $90.2 million, respectively, of fixed rate floor income.

Liquidity and Capital Resources

•
As of June 30, 2017, the Company had cash and cash equivalents of $69.2 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $117.2 million as of June 30, 2017.

•	For the six months ended June 30, 2017, the Company generated $132.1 million in net cash from operating activities.

•
Forecasted undiscounted future cash flows from the Company's student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $2.0 billion as of June 30, 2017.

•
As of June 30, 2017, there were no amounts outstanding on the Company's unsecured line of credit and $350.0 million was available for future use. The unsecured line of credit has a maturity date of December 12, 2021.

•
During the six months ended June 30, 2017, the Company repurchased a total of 415,777 shares of Class A common stock for $18.2 million ($43.76 per share), including a total of 384,061 shares of Class A common stock repurchased for $16.8 million ($43.81 per share) during the three months ended June 30, 2017. Subsequent to June 30, 2017, from July 1, 2017 through August 7, 2017, the Company has repurchased an additional 376,703 shares of Class A common stock for $18.1 million ($47.98 per share).

•
During the six months ended June 30, 2017, the Company paid cash dividends of $11.8 million ($0.28 per share), including $5.9 million ($0.14 per share) during the three months ended June 30, 2017. In addition, the Company's Board of Directors has declared a third quarter 2017 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.14 per share. The third quarter cash dividend will be paid on September 15, 2017 to shareholders of record at the close of business on September 1, 2017.

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

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the three and six months ended June 30, 2017 compared to the same periods in 2016 is provided below.

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

	Three months		Six months
	ended June 30,		ended June 30,		Additional information
	2017	2016	2017	2016
Loan interest	$189,488	184,067	370,695	374,055
Increase for the three months ended June 30, 2017 compared to the same period in 2016 was due to an increase in the gross yield earned on the student loan portfolio, partially offset by a decrease in gross fixed rate floor income and a decrease in the average balance of student loans. The decrease for the six months ended June 30, 2017 compared to the same period in 2016 was due to a decrease in the average balance of student loans and a decrease in gross fixed rate floor income, partially offset by an increase in the gross yield earned on the student loan portfolio.

Investment interest	3,589	2,185	6,206	4,214	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations.
Total interest income	193,077	186,252	376,901	378,269
Interest expense	113,236	94,052	220,135	184,460	Increase due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	79,841	92,200	156,766	193,809	See table below for additional analysis.
Less provision for loan losses	2,000	2,000	3,000	4,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	77,841	90,200	153,766	189,309
Other income:
LSS revenue	56,899	54,402	111,128	106,732	See LSS operating segment - results of operations.
TPP&CC revenue	34,224	30,483	77,844	69,140	See TPP&CC operating segment - results of operations.
Communications revenue	5,719	4,478	10,826	8,824	See Communications operating segment - results of operations.
Enrollment services revenue	—	—	—	4,326	On February 1, 2016, the Company sold Sparkroom LLC. After this sale, the Company no longer earns enrollment services revenue.
Other income	12,485	9,765	25,118	23,559	See table below for the components of "other income."
Gain from debt repurchases	442	—	5,421	101
Gains are from the Company repurchasing its own debt. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities. The Company paid $25.3 million to redeem $29.7 million of these notes and recognized a gain of $4.4 million.

Derivative settlements, net	(363)	(5,495)	(1,741)	(12,031)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency transaction adjustments, net	(27,547)	(35,207)	(31,000)	(57,361)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	81,859	58,426	197,596	143,290
Operating expenses:
Salaries and benefits	74,628	60,923	146,491	124,165
Increase was due to an (i) increase in contract programming related to the GreatNet joint venture and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume in the LSS operating segment; (ii) increase in personnel to support the growth in revenue in the TPP&CC operating segment; and (iii) increase in personnel at Allo to support the Lincoln, Nebraska network expansion. See each individual operating segment results of operations discussion for additional information.

Depreciation and amortization	9,038	8,183	17,636	15,823
Increase is due to additional depreciation expense at Allo. Since the acquisition of Allo on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion.

Loan servicing fees	5,620	7,216	11,645	14,144
Decrease due to runoff of the Company's student loan portfolio and a transfer of loans from a third-party servicer to the Company's servicing platform. In addition, the Company pays higher third-party servicing fees on delinquent loans, and the Company's third-party serviced loan portfolio had fewer delinquent loans in 2017 compared to 2016.

Cost to provide communication services	2,203	1,681	4,157	3,384	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Cost to provide enrollment services	—	—	—	3,623	On February 1, 2016, the Company sold Sparkroom LLC. After this sale, the Company no longer provides enrollment services.
Other expenses	27,528	29,409	54,075	57,783
Decrease due primarily to the elimination of FFELP guaranty collection costs directly related to the loss of FFELP guaranty collection revenue. The Company's remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty collection revenue. Accordingly, there were no collection costs for the three and six months ended June 30, 2017, compared to $1.7 million and $3.5 million for the three months and six months ended June 30, 2016, respectively.

Total operating expenses	119,017	107,412	234,004	218,922
Income before income taxes	40,683	41,214	117,358	113,677
Income tax expense	16,032	15,036	44,787	39,469
The effective tax rate was 35.80% and 36.51% for the three months ended June 30, 2017 and 2016, respectively, and 36.25% and 34.75% for the six months ended June 30, 2017 and 2016, respectively. The lower effective tax rate for the six months ended June 30, 2016 was due to the resolution of certain tax positions during the first quarter of 2016.

Net income	24,651	26,178	72,571	74,208
Net loss (income) attributable to noncontrolling interest	4,086	(28)	6,192	(97)
In 2017, represents primarily the net loss of GreatNet attributable to Great Lakes. See note 1, "Noncontrolling Interest," of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Net income attributable to Nelnet, Inc.	$28,737	26,150	78,763	74,111

Additional information:
Net income attributable to Nelnet, Inc.	$28,737	26,150	78,763	74,111
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments.

Derivative market value and foreign currency transaction adjustments, net	27,547	35,207	31,000	57,361
Net tax effect	(10,468)	(13,379)	(11,780)	(21,797)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments	$45,816	47,978	97,983	109,675

The following table summarizes the components of “net interest income” and “derivative settlements, net.”

Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below.  The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.  See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement Impact" in note 4 and in the table below.

	Three months ended June 30,		Six months ended June 30,		Additional information
	2017	2016	2017	2016
Variable student loan interest margin, net of settlements on derivatives (a)	$47,146	47,141	89,065	100,996
Represents the yield the Company receives on its student loan portfolio less the cost of funding these loans. Variable student loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.

Fixed rate floor income, net of settlements on derivatives (b)	29,778	39,497	61,789	80,136
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Investment interest	3,589	2,185	6,206	4,214
Non-portfolio related derivative settlements (c)	(198)	(231)	(402)	(463)
Corporate debt interest expense	(837)	(1,887)	(1,633)	(3,105)
Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. During the first quarter of 2017, the Company repurchased $29.7 million of its Hybrid Securities. In addition, the amount outstanding under the Company's unsecured line of credit was lower during 2017 as compared to 2016. These factors resulted in less corporate debt interest expense in 2017 as compared to 2016.

Net interest income (net of settlements on derivatives)	$79,478	86,705	155,025	181,778

(a)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.

(b)	Derivative settlements include the net settlements paid/received related to the Company’s floor income interest rate swaps.

(c)	Derivative settlements include the net settlements paid/received related to the Company’s hybrid debt hedges.

The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Borrower late fee income	$3,048	3,106	6,368	6,752
Peterson's revenue	3,043	3,246	5,880	6,527
Investment advisory fees	2,294	1,014	5,810	1,832
Realized and unrealized gains on investments classified as available-for-sale and trading, net	392	(112)	716	1,028
Other	3,708	2,511	6,344	7,420
Other income	$12,485	9,765	25,118	23,559

LOAN SYSTEMS AND SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Loan Servicing Volumes (dollars in millions)

Government Servicing
Private Education and Consumer Servicing
FFELP Servicing
$225,000
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$161,642
$133,643
$3,035
$24,964
$176,437
$147,345
$4,632
$24,460
$182,230
$153,142
$5,197
$23,891
$183,635
$153,800
$5,657
$24,178
$193,162
$161,660
$6,377
$25,125
$194,822
$162,538
$7,887
$24,397
$200,289
$167,645
$8,965
$23,679
$200,737
$167,591
$10,190
$22,956
Dec 31, 14
Dec 31, 15
Mar 31, 16
Jun 30, 16
Sep 30, 16
Dec 31, 16
Mar 31, 17
Jun 30, 17

Company owned	$19,742	$18,886	$18,433	$18,079	$17,429	$16,962	$16,352	$15,789
% of total	12.2%	10.7%	10.1%	9.8%	9.0%	8.7%	8.2%	7.9%
Number of servicing borrowers:
Government servicing:	5,915,449	5,842,163	5,786,545	5,726,828	6,009,433	5,972,619	5,924,099	5,849,283
FFELP servicing:	1,397,295	1,335,538	1,298,407	1,296,198	1,357,412	1,312,192	1,263,785	1,218,706
Private education and consumer loan servicing:	202,529	245,737	250,666	267,073	292,989	355,096	389,010	454,182
Total:	7,515,273	7,423,438	7,335,618	7,290,099	7,659,834	7,639,907	7,576,894	7,522,171

Number of remote hosted borrowers:	1,611,654	1,755,341	1,796,783	1,842,961	2,103,989	2,230,019	2,305,991	2,317,151

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2017	2016	2017	2016
Net interest income	$120	22	214	43
Loan systems and servicing revenue	56,899	54,402	111,128	106,732	See table below for additional analysis.
Intersegment servicing revenue	9,952	11,408	20,275	23,415	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to portfolio run-off.
Total other income	66,851	65,810	131,403	130,147
Salaries and benefits	40,506	31,380	78,497	64,346
Increase due to contract programming related to GreatNet and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	546	445	1,095	883
Other expenses	8,879	11,380	18,015	22,850
Decrease due primarily to the elimination of FFELP guaranty collection costs directly related to the loss of FFELP guaranty collection revenue. There were no collection costs for the three and six months ended June 30, 2017, and $1.7 million and $3.5 million for the three and six months ended June 30, 2016, respectively. Excluding collection costs, other expenses were $8.9 million and $9.7 million for the three months ended June 30, 2017 and 2016, respectively, and $18.0 million and $19.3 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in expenses when excluding collection costs was due to improved operational efficiencies. See additional information below regarding the loss of FFELP guaranty collection revenue.

Intersegment expenses, net	8,324	6,102	15,722	12,343	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	58,255	49,307	113,329	100,422
Income before income taxes	8,716	16,525	18,288	29,768
Income tax expense	(4,918)	(6,280)	(9,473)	(11,312)	Reflects income tax expense based on 38% of income before taxes and the net loss attributable to noncontrolling interest.
Net income	3,798	10,245	8,815	18,456
Net loss attributable to noncontrolling interest	4,226	—	6,641	—	Represents the net loss of GreatNet attributable to Great Lakes. See note 1, "Noncontrolling Interest," of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Net income attributable to Nelnet, Inc.	$8,024	10,245	15,456	18,456
Before tax operating margin	13.0%	25.1%	13.9%	22.9%
Decrease in margin due to increases in salaries and benefits as described above (including costs incurred related to GreatNet) and the loss of the guaranty business which had higher margin than the remaining businesses. Before tax operating margin, excluding the net loss attributable to noncontrolling interest (Great Lakes) for the three and six months ended June 30, 2017 was 19.4% and 19.0%, respectively.

Loan systems and servicing revenue

	Three months ended June 30,		Six months ended June 30,		Additional information
	2017	2016	2017	2016
Government servicing	$39,809	37,063	78,815	72,294
Increase due to an increase in application volume for the Company's administration of the Total and Permanent Disability and Direct Loan Consolidation programs, the transfer of borrowers from a not-for-profit servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

FFELP servicing	3,636	3,684	7,713	7,323
Increase for the six months ended June 30, 2017 as compared to 2016 was due to an increase in third-party servicing billable units as a result of portfolio conversions to the Company's servicing platform and a more favorable composition of billable units in 2017 as compared to 2016, offset partially by the amortization of the Company's third-party customer FFELP portfolio. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private education and consumer loan servicing	7,121	3,427	12,938	6,573	Increase due to growth in loan servicing volume from existing and new clients.
FFELP guaranty servicing	—	1,161	—	2,345
The Company’s remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty servicing revenue.

FFELP guaranty collection	—	3,424	—	7,211
The Company’s remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty collection revenue. The Company incurred collection costs that were directly related to guaranty collection revenue.

Software services	4,326	4,653	8,663	9,261
The majority of software services revenue relates to providing hosted student loan servicing. The decrease in 2017 as compared to 2016 was due to (i) a not-for-profit servicer exiting the loan servicing business in August 2016, resulting in a transfer of its servicing volume to the Company that is included in the Company's government servicing volume; (ii) a shift in the composition of loans serviced by remote hosted customers from borrowers in higher paying repayment status to in-school status; and (iii) a decrease in revenue from other software service products.

Other	2,007	990	2,999	1,725	Increase due to growth in contact center outsourcing activities.
Loan systems and servicing revenue	$56,899	54,402	111,128	106,732

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

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2017	2016	2017	2016
Net interest income	$3	3	5	5
Tuition payment processing, school information, and campus commerce revenue	34,224	30,483	77,844	69,140	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.
Salaries and benefits	16,901	15,444	33,553	29,880
Increase due to additional personnel to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Depreciation and amortization	2,346	2,511	4,737	4,782
Other expenses	4,853	4,815	9,847	8,973
Increase due to additional costs to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Intersegment expenses, net	2,136	1,562	4,210	3,074	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	26,236	24,332	52,347	46,709
Income before income taxes	7,991	6,154	25,502	22,436
Income tax expense	(3,037)	(2,338)	(9,690)	(8,526)
Net income	$4,954	3,816	15,812	13,910
Before tax operating margin	23.3%	20.2%	32.8%	32.5%

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2017	2016	2017	2016
Net interest income (expense)	$(1,103)	(205)	(1,815)	(352)
Allo has a line of credit with Nelnet, Inc. (parent company). The interest expense incurred by Allo and related interest income earned by Nelnet, Inc. is eliminated for the Company's consolidated financial statements. The average outstanding balance on this line of credit for the three months ended June 30, 2017 and 2016 was $96.6 million and $23.3 million, respectively, and $81.8 million and $19.0 million for the six months ended June 30, 2017 and 2016, respectively. The proceeds from debt were used by Allo for network capital expenditures and related expenses.

Communications revenue	5,719	4,478	10,826	8,824
Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for Allo in the tables below.

Salaries and benefits	3,411	1,377	6,390	2,467
Since the acquisition of Allo on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2015, June 30, 2016, December 31, 2016, and June 30, 2017, Allo had 97, 170, 318, and 430 employees, respectively, including part-time employees. Allo also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as Allo builds its network.

Depreciation and amortization	2,600	1,378	4,735	2,507
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

Cost to provide communications services	2,203	1,681	4,157	3,384	Cost of services is primarily composed of television programming costs.
Other expenses	1,772	813	3,144	1,566
Other operating expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, personal property taxes, and provision for losses on accounts receivable. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses, net	496	187	1,002	331	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	10,482	5,436	19,428	10,255
Loss before income taxes	(5,866)	(1,163)	(10,417)	(1,783)
Income tax benefit	2,229	442	3,959	678
Net loss	$(3,637)	(721)	(6,458)	(1,105)
The Company anticipates this operating segment will be dilutive to consolidated earnings over the next several years as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional Information:
Net loss	$(3,637)	(721)	(6,458)	(1,105)
Net interest expense	1,103	205	1,815	352
Income tax benefit	(2,229)	(442)	(3,959)	(678)
Depreciation and amortization	2,600	1,378	4,735	2,507
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(2,163)	420	(3,867)	1,076	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for Allo is summarized in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Residential revenue	$3,740	2,528	7,014	5,052
Business revenue	1,695	1,584	3,290	3,212
Other revenue	284	366	522	560
Total revenue	$5,719	4,478	10,826	8,824

Net loss	$(3,637)	(721)	(6,458)	(1,105)
EBITDA (a)	(2,163)	420	(3,867)	1,076

Capital expenditures	32,344	9,160	49,013	12,037

Revenue contribution:
Internet	45.6%	37.0%	44.8%	37.6%
Telephone	23.4	26.6	23.8	27.2
Television	30.8	31.4	31.2	32.1
Other	0.2	5.0	0.2	3.1
	100.0%	100.0%	100.0%	100.0%

	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016	As of September 30, 2016	As of June 30, 2016	As of March 31, 2016	As of December 31, 2015
Residential customer information:
Households served	12,460	10,524	9,814	8,745	8,314	7,909	7,600
Households passed (b)	45,880	34,925	30,962	22,977	22,977	21,274	21,274
Total households in current markets (c)	137,500	137,500	137,500	137,500	137,500	137,500	28,874

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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of June 30, 2017, the Company had a $23.2 billion student loan portfolio that will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of June 30, 2017 and December 31, 2016, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$24,196,909	27,743,818	25,103,643	28,555,749
Loan acquisitions	52,680	74,969	104,854	185,928
Repayments, claims, capitalized interest, and other	(548,546)	(737,712)	(1,196,461)	(1,329,732)
Consolidation loans lost to external parties	(310,743)	(326,515)	(621,736)	(612,647)
Loans sold	—	—	—	(44,738)
Ending balance	$23,390,300	26,754,560	23,390,300	26,754,560

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016, and a summary of the Company's student loan delinquency amounts as of June 30, 2017, December 31, 2016, and June 30, 2016, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses for federally insured loans was $2.0 million for each of the three months ended June 30, 2017 and 2016 and $4.0 million for each of the six months ended June 30, 2017 and 2016.

There was no provision for loan losses for private education loans recorded by the Company for each of the three months ended June 30, 2017 and 2016. Provision for loan losses for private education loans was $0.5 million for the six months ended June 30, 2016. The provision was due primarily to the Company purchasing $29.8 million of private education loans from CommonBond in the first quarter of 2016. The Company recorded a negative provision for private education loan losses for the six months ended June 30, 2017. The Company experienced a decrease in charge-offs related to its private education loan portfolio during the six months ended June 30, 2017 as compared to the same period in 2016 and private education loan credit performance was better than expected.

The Company currently expects the credit performance of its overall student loan portfolio to improve as loans continue to season with the length of time they are in active repayment.

Student Loan Spread Analysis

The following table analyzes the student loan spread on the Company’s portfolio of student loans, which represents the spread between the yield earned on student loan assets and the costs of the liabilities and derivative instruments used to fund the assets. The spread amounts included in the following table are calculated by using the notional dollar values found in the table under the caption "Net interest income, net of settlements on derivatives" below, divided by the average balance of student loans or debt outstanding.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Variable student loan yield, gross	3.49%	2.84%	3.36%	2.84%
Consolidation rebate fees	(0.84)	(0.83)	(0.84)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization	0.07	0.06	0.07	0.06
Variable student loan yield, net	2.72	2.07	2.59	2.07
Student loan cost of funds - interest expense	(1.91)	(1.35)	(1.82)	(1.32)
Student loan cost of funds - derivative settlements (a) (b)	(0.04)	(0.01)	(0.03)	(0.01)
Variable student loan spread	0.77	0.71	0.74	0.74
Fixed rate floor income, net of settlements on derivatives (a) (c)	0.50	0.58	0.51	0.58
Core student loan spread	1.27%	1.29%	1.25%	1.32%

Average balance of student loans	$23,900,296	27,314,389	24,327,874	27,773,439
Average balance of debt outstanding	23,644,793	27,240,061	24,090,788	27,669,813

(a)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (student loan spread) as presented in this table.  The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.  See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement Impact" in note 4 and in this table.

(b)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.

(c)	Derivative settlements include the net settlements paid/received related to the Company’s floor income interest rate swaps.

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

Variable student loan spread increased during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to a tightening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the preceding table).

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed rate floor income, gross	$27,664	44,338	59,795	90,220
Derivative settlements (a)	2,114	(4,841)	1,994	(10,084)
Fixed rate floor income, net	$29,778	39,497	61,789	80,136
Fixed rate floor income contribution to spread, net	0.50%	0.58%	0.51%	0.58%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2017 and 2016 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. The decrease in fixed rate floor income for the three and six months ended June 30, 2017 compared to the same periods in 2016 is due to an increase in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2017	2016	2017	2016
Net interest income after provision for loan losses	$76,294	90,197	150,868	188,542	See table below for additional analysis.
Other income	3,057	3,834	6,399	8,097
The primary component of other income is borrower late fees, which were $3.0 million and $3.1 million for the three months ended June 30, 2017 and 2016, respectively, and $6.4 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively.

Gain from debt repurchases	442	—	981	101	Gains were from the Company repurchasing its own asset-backed debt securities.
Derivative settlements, net	(165)	(5,264)	(1,339)	(11,568)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value and foreign currency transaction adjustments, net	(27,412)	(31,411)	(30,823)	(51,308)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income (expense)	(24,078)	(32,841)	(24,782)	(54,678)
Salaries and benefits	363	499	763	1,018
Loan servicing fees	5,620	7,216	11,645	14,144
Decrease due to runoff of the Company's student loan portfolio and a transfer of loans in June 2016 from a third-party servicer to the Company's LSS operating segment's servicing platform. In addition, the Company pays higher third-party servicing fees on delinquent loans. The Company's third-party serviced loan portfolio had fewer delinquent loans in 2017 compared to 2016; therefore, third-party servicing fees decreased.

Other expenses	1,827	1,481	2,819	2,997
Intersegment expenses, net	10,043	11,539	20,455	23,646
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s student loan portfolio. These amounts exceed the actual cost of servicing the loans. Decrease due to runoff of the portfolio serviced by LSS offset partially by a transfer of loans in June 2016 from a third-party servicer to the Company's LSS operating segment's servicing platform. In addition, intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	17,853	20,735	35,682	41,805
Total operating expenses were 30 basis points of the average balance of student loans for each of the three months ended June 30, 2017 and 2016, and 29 basis points and 30 basis points for the six months ended June 30, 2017 and 2016, respectively.

Income before income taxes	34,363	36,621	90,404	92,059
Income tax expense	(13,057)	(13,916)	(34,354)	(34,983)
Net income	$21,306	22,705	56,050	57,076

Additional information:
Net income	$21,306	22,705	56,050	57,076
Derivative market value and foreign currency transaction adjustments, net	27,412	31,411	30,823	51,308
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments. Net income, excluding derivative market value and foreign currency transaction adjustments, decreased in 2017 as compared to 2016 due to a decrease in the Company's student loan portfolio and a decrease in core student loan spread.

Net tax effect	(10,417)	(11,936)	(11,713)	(19,497)
Net income, excluding derivative market value and foreign currency transaction adjustments	$38,301	42,180	75,160	88,887

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2017	2016	2017	2016
Variable interest income, gross	$207,983	192,225	404,690	390,412	Increase due to an increase in the gross yield earned on student loans, partially offset by a decrease in the average balance of student loans.
Consolidation rebate fees	(50,467)	(56,786)	(102,483)	(115,222)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	4,309	4,291	8,693	8,644	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	161,825	139,730	310,900	283,834
Interest on bonds and notes payable	(112,400)	(92,166)	(218,502)	(181,354)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	(2,279)	(423)	(3,333)	(1,484)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.
Variable student loan interest margin, net of settlements on derivatives (a)	47,146	47,141	89,065	100,996
Fixed rate floor income, net of settlements on derivatives (a)	29,778	39,497	61,789	80,136
The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has decreased due to the rising interest rate environment. Derivative settlements include the net settlements paid/received related to the Company’s floor income interest rate swaps.

Core student loan interest income	76,924	86,638	150,854	181,132
Investment interest	1,878	899	2,997	1,634
Intercompany interest	(673)	(604)	(1,322)	(1,292)
Provision for loan losses - federally insured	(2,000)	(2,000)	(4,000)	(4,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision (provision expense) for loan losses - private education loans	—	—	1,000	(500)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$76,129	84,933	149,529	176,974

(a)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table.  The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the periods presented in the table under the caption "Income Statement Impact" in note 4 and in this table.

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

Sources of Liquidity and Available Capacity

The Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2017 and the year ended December 31, 2016, the Company's net cash provided from operating activities was $132.1 million and $325.3 million, respectively.

As of June 30, 2017, the Company had cash and cash equivalents of $69.2 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $117.2 million as of June 30, 2017.

The Company also has a $350.0 million unsecured line of credit that matures on December 12, 2021. As of June 30, 2017, there was no amount outstanding on the unsecured line of credit and $350.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2017, the Company holds $69.1 million (par value) of its own asset-backed securities.

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

Cash Flows

During the six months ended June 30, 2017, the Company generated $132.1 million from operating activities, compared to $175.2 million for the same period in 2016. The decrease in cash provided by operating activities reflects changes in the adjustments to net income for gains from debt repurchases and derivative market value adjustments and the impact of changes in accrued interest receivable, accounts receivable, and accrued interest payable during the six months ended June 30, 2017 as compared to the same period in 2016. These factors were partially offset by changes in adjustments for foreign currency transaction adjustments and net proceeds received in 2017 from the Company's clearinghouse to settle variation margin.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the six months ended June 30, 2017 and 2016 was $1.8 billion and $1.6 billion, respectively. Cash used in financing activities was $2.0 billion and $1.8 billion for the six months ended June 30, 2017 and 2016, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral:

	As of June 30, 2017
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$22,051,643	8/25/21 - 9/25/65
FFELP warehouse facilities	1,058,413	9/7/18 - 4/27/20
	$23,110,056

Bonds and Notes Issued in Asset-backed Securitizations

The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. Cash generated from student loans funded in asset-backed securitizations provide the sources of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield the Company receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees the Company earns from these transactions, the Company has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.

As of June 30, 2017, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.0 billion as detailed below.  The $2.0 billion includes approximately $807.7 million (as of June 30, 2017) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2017.  As of June 30, 2017, the Company had $21.7 billion of loans included in asset-backed securitizations, which represented 92.9 percent of its total FFELP and private education student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2017, private education loans funded with cash on the balance sheet, or loans acquired subsequent to June 30, 2017.

Asset-backed Securitization Cash Flow Forecast
$2.00 billion
(dollars in millions)
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $170 million to $230 million.

Interest rates:  The Company funds a majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $90 million to $130 million.

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

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2017, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of

$1.4 billion, of which $1.1 billion was outstanding, and $0.3 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of June 30, 2017, the Company had $45.4 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2017, $550.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-Backed Securities Transactions

On May 24, 2017 and July 26, 2017, the Company completed asset-backed securitizations totaling $535.0 million (par value) and $399.4 million (par value), respectively. The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2017, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay additional variation margin to a third-party clearinghouse. Derivative contracts traded through a clearinghouse requires daily movement of variation margin to be exchanged based on the net fair value of the contract. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment

Allo has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In the first quarter of 2016, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. For the six months ended June 30, 2017, the Company's capital expenditures were $49.0 million. The Company anticipates total capital expenditures of approximately $80 million in 2017. However, such amounts could change based on customer demand for Allo's services. Allo has a $200.0 million line of credit with Nelnet, Inc. (parent company) that Allo uses for its operating activities and capital expenditures. This note and the related interest expense incurred by Allo and the interest income recognized by Nelnet, Inc. is eliminated in the Company's consolidated financial statements. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund Allo's operating activities and capital expenditures.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of December 12, 2021.  As of June 30, 2017, the unsecured line of credit had no amounts outstanding and $350.0 million was available for future use. Upon the maturity date in 2021 there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes, and the amendments described above were made to the indenture. As of June 30, 2017, the Company has $20.5 million of Hybrid Securities that remain outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building in Lincoln, Nebraska that is to be the new corporate headquarters for Hudl, a related party. TDP is an entity established during 2015 for the sole purpose of developing and operating this building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of June 30, 2017, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

As of June 30, 2017, the Company has $41.8 million of secured debt outstanding that is subject to a repurchase agreement. Proceeds from this agreement are collateralized by FFELP asset-backed security investments. Upon termination or expiration of the repurchase agreement, the Company would expect to obtain replacement repurchase agreements, use proceeds from its unsecured line-of-credit, use operating cash, or transfer collateral to satisfy any remaining obligations on the outstanding repurchase obligations.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 4 of the notes to consolidated financial statements included in the 2016 Annual Report for information on debt repurchased by the Company during the years 2014 through 2016 and note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for debt repurchased by the Company during the six months ended June 30, 2017.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2017 and June 30, 2017 are shown below. For additional information on stock repurchases during the second quarter of 2017, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2017	31,716	$1,369	43.18
Quarter ended June 30, 2017	384,061	16,826	43.81
Total	415,777	$18,195	43.76

Subsequent to June 30, 2017, from July 1, 2017 through August 7, 2017, the Company has repurchased an additional 376,703 shares of Class A common stock for $18.1 million ($47.98 per share). These purchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As of August 7, 2017, 3,817,110 shares remain authorized for repurchase under the Company's stock repurchase program.

Dividends

On June 15, 2017, the Company paid a second quarter 2017 cash dividend on the Company's Class A and Class B common stock of $0.14 per share. In addition, the Company's Board of Directors has declared a third quarter 2017 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.14 per share. The third quarter cash dividend will be paid on September 15, 2017 to shareholders of record at the close of business on September 1, 2017.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of the Company's critical accounting policies, which include allowance for loan losses, revenue recognition, consolidation of Variable Interest Entities, income taxes, and accounting for derivatives can be found in the Company's 2016 Annual Report. There were no significant changes to these critical accounting policies during the first six months of 2017.

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

Classification and Measurement

In January 2016, the FASB issued accounting guidance regarding the recognition and measurement of financial assets and financial liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected.   The new guidance requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee), and requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  This guidance is effective for the Company beginning January 1, 2018 and requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting. However, it does not currently believe the implementation will have a material impact to its financial statements.

Leases

In February 2016, the FASB issued accounting guidance regarding the accounting for leases. The new standard will require the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. In general, for lease arrangements exceeding a twelve-month term, these arrangements must be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented with certain practical expedients available. It will be effective for the Company as of January 1, 2019. Early adoption is permitted. The Company currently expects to adopt the new standard on its effective date and to elect all of the standard's available practical expedients on adoption. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

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

Goodwill

In January 2017, the FASB issued accounting guidance which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The new standard will be effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2017		As of December 31, 2016
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$6,227,432	26.6%	$8,585,283	34.2%
Variable-rate loan assets	17,162,868	73.4	16,518,360	65.8
Total	$23,390,300	100.0%	$25,103,643	100.0%

Fixed-rate debt instruments	$116,431	0.5%	$131,733	0.5%
Variable-rate debt instruments	23,074,320	99.5	24,968,687	99.5
Total	$23,190,751	100.0%	$25,100,420	100.0%

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

No variable-rate floor income was earned by the Company during the six months ended June 30, 2017 and 2016. A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed rate floor income, gross	$27,664	44,338	59,795	90,220
Derivative settlements (a)	2,114	(4,841)	1,994	(10,084)
Fixed rate floor income, net	$29,778	39,497	61,789	80,136

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2017 and 2016 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. Fixed rate floor income decreased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2017.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.5 - 3.99%	3.80%	1.16%	$730,527
4.0 - 4.49%	4.20%	1.56%	1,451,101
4.5 - 4.99%	4.72%	2.08%	875,396
5.0 - 5.49%	5.22%	2.58%	553,166
5.5 - 5.99%	5.67%	3.03%	390,207
6.0 - 6.49%	6.19%	3.55%	449,443
6.5 - 6.99%	6.70%	4.06%	435,922
7.0 - 7.49%	7.17%	4.53%	154,379
7.5 - 7.99%	7.71%	5.07%	260,522
8.0 - 8.99%	8.18%	5.54%	602,413
> 9.0%	9.05%	6.41%	208,797
			$6,111,873

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2017, the weighted average estimated variable conversion rate was 2.88% and the short-term interest rate was 107 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2017 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2017	$250,000	1.04%
2018	1,350,000	1.07
2019	3,250,000	0.97
2020	1,500,000	1.01
2025	100,000	2.32
	$6,450,000	1.02%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2017:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$21,296,584	—
3 month H15 financial commercial paper	Daily	1,181,074	—
3 month Treasury bill	Daily	669,749	—
3 month LIBOR (a) (b)	Quarterly	—	12,730,758
1 month LIBOR	Monthly	—	8,522,048
Auction-rate (c)	Varies	—	796,140
Asset-backed commercial paper (d)	Varies	—	869,307
Other (e)		1,160,613	1,389,767
		$24,308,020	24,308,020

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2017.

Maturity	Notional amount
2018	$4,000,000
2019	2,000,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$8,500,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2017 was one-month LIBOR plus 13.9 basis points.

(b)
The Company has Euro-denominated notes that reprice on the EURIBOR index. The Company has entered into a cross-currency interest rate swap that converts the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of June 30, 2017, the Company was sponsor for $796.1 million of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(9,868)	(24.3)%	$(17,788)	(43.7)%	$(3,460)	(8.5)%	$(10,380)	(25.5)%
Impact of derivative settlements	15,826	38.9	47,476	116.7	1,761	4.3	5,284	13.0
Increase (decrease) in net income before taxes	$5,958	14.6%	$29,688	73.0%	$(1,699)	(4.2)%	$(5,096)	(12.5)%
Increase (decrease) in basic and diluted earnings per share	$0.09		$0.43		$(0.02)		$(0.07)

	Three months ended June 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(17,682)	(42.9)%	$(32,373)	(78.6)%	$(4,075)	(9.9)%	$(12,226)	(29.6)%
Impact of derivative settlements	13,542	32.9	40,625	98.6	717	1.7	2,151	5.2
Increase (decrease) in net income before taxes	$(4,140)	(10.0)%	$8,252	20.0%	$(3,358)	(8.2)%	$(10,075)	(24.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.06)		$0.12		$(0.05)		$(0.15)

	Six months ended June 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(21,161)	(18.0)%	$(37,393)	(31.9)%	$(7,018)	(6.0)%	$(21,054)	(17.9)%
Impact of derivative settlements	31,217	26.6	93,648	79.8	2,478	2.1	7,434	6.4
Increase (decrease) in net income before taxes	$10,056	8.6%	$56,255	47.9%	$(4,540)	(3.9)%	$(13,620)	(11.5)%
Increase (decrease) in basic and diluted earnings per share	$0.15		$0.82		$(0.06)		$(0.19)

	Six months ended June 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(36,040)	(31.7)%	$(66,023)	(58.1)%	$(8,248)	(7.3)%	$(24,745)	(21.8)%
Impact of derivative settlements	29,250	25.7	87,750	77.2	2,340	2.1	7,020	6.2
Increase (decrease) in net income before taxes	$(6,790)	(6.0)%	$21,727	19.1%	$(5,908)	(5.2)%	$(17,725)	(15.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.10)		$0.31		$(0.09)		$(0.26)

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2017 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2017	2,923	$45.62	—	4,571,094
May 1 - May 31, 2017	—	—	—	4,571,094
June 1 - June 30, 2017	381,138	43.79	377,281	4,193,813
Total	384,061	$43.81	377,281

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 2,923 shares, 0 shares, and 3,857 shares in April, May, and June, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

ITEM 6.  EXHIBITS

3.1
Articles of Amendment to Second Amended and Restated Articles of Incorporation of Nelnet, Inc., filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 25, 2017 and incorporated by reference herein.

3.2*	Composite Second Amended and Restated Articles of Incorporation of Nelnet, Inc. as amended.

3.3
Eighth Amended and Restated Bylaws of Nelnet, Inc., as amended as of May 25, 2017, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 25, 2017 and incorporated by reference herein.

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

NELNET, INC.

Date:	August 7, 2017	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	August 7, 2017	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer