Form 10-Q
period 2017-09-30
NELNET INC
filed 2017-11-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, there were 29,370,343 and 11,476,932 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	September 30, 2017	December 31, 2016
Assets:
Student loans receivable (net of allowance for loan losses of $51,964 and $51,842, respectively)	$22,528,845	24,903,724
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	11,313	7,841
Cash and cash equivalents - held at a related party	243,078	61,813
Total cash and cash equivalents	254,391	69,654
Investments and other receivables	276,536	254,144
Restricted cash	725,463	980,961
Restricted cash - due to customers	105,299	119,702
Accrued interest receivable	396,827	391,264
Accounts receivable (net of allowance for doubtful accounts of $1,905 and $1,549, respectively)	70,628	43,972
Goodwill	147,312	147,312
Intangible assets, net	40,742	47,813
Property and equipment, net	208,441	123,786
Other assets	13,230	10,245
Fair value of derivative instruments	996	87,531
Total assets	$24,768,710	27,180,108
Liabilities:
Bonds and notes payable	$22,240,279	24,668,490
Accrued interest payable	47,824	45,677
Other liabilities	214,763	197,488
Due to customers	105,299	119,702
Fair value of derivative instruments	30,105	77,826
Total liabilities	22,638,270	25,109,183
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 29,436,022 shares and 30,628,112 shares, respectively	294	306
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,476,932 shares	115	115
Additional paid-in capital	360	420
Retained earnings	2,106,895	2,056,084
Accumulated other comprehensive earnings	4,187	4,730
Total Nelnet, Inc. shareholders' equity	2,111,851	2,061,655
Noncontrolling interests	18,589	9,270
Total equity	2,130,440	2,070,925
Total liabilities and equity	$24,768,710	27,180,108

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$22,704,085	25,090,530
Restricted cash	687,666	970,306
Accrued interest receivable and other assets	397,093	390,504
Bonds and notes payable	(22,459,091)	(25,105,704)
Other liabilities	(282,441)	(290,996)
Fair value of derivative instruments, net	(22,773)	(66,453)
Net assets of consolidated education lending variable interest entities	$1,024,539	988,187
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Interest income:
Loan interest	$191,755	193,721	562,451	567,775
Investment interest	5,129	2,460	11,335	6,674
Total interest income	196,884	196,181	573,786	574,449
Interest expense:
Interest on bonds and notes payable	121,650	96,386	341,787	280,847
Net interest income	75,234	99,795	231,999	293,602
Less provision for loan losses	6,000	6,000	9,000	10,500
Net interest income after provision for loan losses	69,234	93,795	222,999	283,102
Other income:
Loan systems and servicing revenue	55,950	54,350	167,079	161,082
Tuition payment processing, school information, and campus commerce revenue	35,450	33,071	113,293	102,211
Communications revenue	6,751	4,343	17,577	13,167
Enrollment services revenue	—	—	—	4,326
Other income	19,756	15,150	44,874	38,711
Gain from debt repurchases	116	2,160	5,537	2,260
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	7,173	36,001	(25,568)	(33,391)
Total other income	125,196	145,075	322,792	288,366
Operating expenses:
Salaries and benefits	74,193	63,743	220,684	187,907
Depreciation and amortization	10,051	8,994	27,687	24,817
Loan servicing fees	7,939	5,880	19,584	20,024
Cost to provide communications services	2,632	1,784	6,789	5,169
Cost to provide enrollment services	—	—	—	3,623
Other expenses	30,518	26,391	84,593	84,174
Total operating expenses	125,333	106,792	359,337	325,714
Income before income taxes	69,097	132,078	186,454	245,754
Income tax expense	25,562	47,715	70,349	87,184
Net income	43,535	84,363	116,105	158,570
Net loss (income) attributable to noncontrolling interests	2,768	(69)	8,960	(165)
Net income attributable to Nelnet, Inc.	$46,303	84,294	125,065	158,405
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.11	1.98	2.97	3.70
Weighted average common shares outstanding - basic and diluted	41,553,316	42,642,213	42,054,532	42,788,133

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
Net income	$43,535	84,363	116,105	158,570
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	405	3,431	383	(4,217)
Reclassification adjustment for gains recognized in net income, net of losses	(504)	(491)	(1,244)	(82)
Income tax effect	35	(1,087)	318	1,591
Total other comprehensive (loss) income	(64)	1,853	(543)	(2,708)
Comprehensive income	43,471	86,216	115,562	155,862
Comprehensive loss (income) attributable to noncontrolling interests	2,768	(69)	8,960	(165)
Comprehensive income attributable to Nelnet, Inc.	$46,239	86,147	124,522	155,697

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2016	—	31,024,230	11,476,932	$—	310	115	4,601	1,894,551	(2,277)	8,916	1,906,216
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	84,294	—	69	84,363
Other comprehensive income	—	—	—	—	—	—	—	—	1,853	—	1,853
Cash dividend on Class A and Class B common stock - $0.12 per share	—	—	—	—	—	—	—	(5,101)	—	—	(5,101)
Issuance of common stock, net of forfeitures	—	16,662	—	—	—	—	282	—	—	—	282
Compensation expense for stock based awards	—	—	—	—	—	—	1,132	—	—	—	1,132
Repurchase of common stock	—	(201,551)	—	—	(2)	—	(5,791)	(1,882)	—	—	(7,675)
Balance as of September 30, 2016	—	30,839,341	11,476,932	$—	308	115	224	1,971,862	(424)	9,011	1,981,096
Balance as of June 30, 2017	—	30,373,691	11,476,932	$—	304	115	366	2,110,158	4,251	15,215	2,130,409
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,901	6,901
Net income (loss)	—	—	—	—	—	—	—	46,303	—	(2,768)	43,535
Other comprehensive loss	—	—	—	—	—	—	—	—	(64)	—	(64)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(759)	(759)
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(5,766)	—	—	(5,766)
Issuance of common stock, net of forfeitures	—	10,125	—	—	—	—	278	—	—	—	278
Compensation expense for stock based awards	—	—	—	—	—	—	1,042	—	—	—	1,042
Repurchase of common stock	—	(947,794)	—	—	(10)	—	(1,326)	(43,800)	—	—	(45,136)
Balance as of September 30, 2017	—	29,436,022	11,476,932	$—	294	115	360	2,106,895	4,187	18,589	2,130,440
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,339	1,339
Net income	—	—	—	—	—	—	—	158,405	—	165	158,570
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,708)	—	(2,708)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(219)	(219)
Cash dividend on Class A and Class B common stock - $0.36 per share	—	—	—	—	—	—	—	(15,293)	—	—	(15,293)
Issuance of common stock, net of forfeitures	—	175,405	—	—	1	—	3,943	—	—	—	3,944
Compensation expense for stock based awards	—	—	—	—	—	—	3,448	—	—	—	3,448
Repurchase of common stock	—	(1,812,592)	—	—	(18)	—	(7,167)	(52,958)	—	—	(60,143)
Balance as of September 30, 2016	—	30,839,341	11,476,932	$—	308	115	224	1,971,862	(424)	9,011	1,981,096
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19,553	19,553
Net income (loss)	—	—	—	—	—	—	—	125,065	—	(8,960)	116,105
Other comprehensive loss	—	—	—	—	—	—	—	—	(543)	—	(543)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,274)	(1,274)
Cash dividend on Class A and Class B common stock - $0.42 per share	—	—	—	—	—	—	—	(17,569)	—	—	(17,569)
Issuance of common stock, net of forfeitures	—	171,481	—	—	2	—	3,359	—	—	—	3,361
Compensation expense for stock based awards	—	—	—	—	—	—	3,213	—	—	—	3,213
Repurchase of common stock	—	(1,363,571)	—	—	(14)	—	(6,632)	(56,685)	—	—	(63,331)
Balance as of September 30, 2017	—	29,436,022	11,476,932	$—	294	115	360	2,106,895	4,187	18,589	2,130,440

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months
	ended September 30,
	2017	2016
Net income attributable to Nelnet, Inc.	$125,065	158,405
Net (loss) income attributable to noncontrolling interests	(8,960)	165
Net income	116,105	158,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and student loan premiums and deferred origination costs	99,826	83,988
Student loan discount accretion	(32,820)	(30,439)
Provision for loan losses	9,000	10,500
Derivative market value adjustment	(22,381)	1,556
Unrealized foreign currency transaction adjustment	45,635	13,543
Proceeds from termination of derivative instruments	3,013	2,830
Payments to enter into derivative instruments	(929)	—
Proceeds from clearinghouse to settle variation margin, net	37,744	—
Gain from debt repurchases	(5,537)	(2,260)
Gain from sales of available-for-sale securities, net of losses	(1,244)	(82)
Proceeds related to trading securities, net	23	1,192
Deferred income tax benefit	(15,012)	(7,633)
Non-cash compensation expense	3,370	3,563
Other	4,288	1,681
(Increase) decrease in accrued interest receivable	(5,572)	2,021
Increase in accounts receivable	(26,656)	(1,982)
Increase in other assets	(1,213)	(1,141)
Increase in accrued interest payable	2,147	11,333
Increase in other liabilities	20,548	11,587
Net cash provided by operating activities	230,335	258,827
Cash flows from investing activities:
Purchases of student loans	(137,158)	(234,270)
Net proceeds from student loan repayments, claims, capitalized interest, and other	2,515,850	2,908,738
Proceeds from sale of student loans	—	44,760
Purchases of available-for-sale securities	(109,666)	(66,733)
Proceeds from sales of available-for-sale securities	141,206	100,423
Purchases of investments and loans receivable and issuance of notes receivable	(68,131)	(14,912)
Proceeds from investments and other receivables	10,521	12,169
Purchases of property and equipment	(106,656)	(46,821)
Decrease (increase) in restricted cash, net	276,654	(39,400)
Net cash provided by investing activities	2,522,620	2,663,954
Cash flows from financing activities:
Payments on bonds and notes payable	(3,679,592)	(2,998,017)
Proceeds from issuance of bonds and notes payable	1,178,027	154,619
Payments of debt issuance costs	(4,411)	(2,098)
Dividends paid	(17,569)	(15,293)
Repurchases of common stock	(63,331)	(60,143)
Proceeds from issuance of common stock	457	656
Issuance of noncontrolling interests	19,475	1,339
Distribution to noncontrolling interests	(1,274)	(219)
Net cash used in financing activities	(2,568,218)	(2,919,156)
Net increase in cash and cash equivalents	184,737	3,625
Cash and cash equivalents, beginning of period	69,654	63,529
Cash and cash equivalents, end of period	$254,391	67,154

Cash disbursements made for:
Interest	$287,265	219,672
Income taxes, net of refunds	$71,431	87,633

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2016 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").

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
The Company owns 91.5 percent of the economic rights of Allo Communications LLC ("Allo") and has a disproportional 80 percent of the voting rights related to all operating decisions for Allo's business. Allo management, as current minority members, has the opportunity to earn an additional 11.5 percent of the total ownership interests based on the financial performance of Allo. In addition to the Company’s equity investment, Nelnet, Inc. (the parent) issued a $200.0 million line of credit to Allo on December 30, 2015. On September 30, 2017, the line of credit was increased by $70.0 million to a total of $270.0 million. As of September 30, 2017, the outstanding balance and accrued interest on the line of credit was $144.5 million and $4.6 million, respectively. Nelnet, Inc.’s maximum exposure to loss as a result of its involvement with Allo is equal to its equity investment and the outstanding balance and accrued interest on the line of credit. The amounts owed by Allo to Nelnet, Inc., including the interest costs incurred by Allo and interest earnings recognized by Nelnet, Inc., are not reflected in the Company’s consolidated balance sheet as they were eliminated in consolidation. All of Allo’s financial activities and related assets and liabilities, excluding the line of credit, are reflected in the Company’s consolidated financial statements. See note 10, "Segment Reporting," for disclosure of Allo's total assets and results of operations (included in the "Communications" operating segment), note 7, "Goodwill," for disclosure of Allo's goodwill, and note 8, “Property and Equipment,” for disclosure of Allo’s fixed assets. Allo's goodwill and property and equipment comprise the majority of its assets. The assets recognized as a result of consolidating Allo are the property of Allo and are not available for any other purpose, other than to Nelnet, Inc. as a secured lender under Allo's line of credit.

Noncontrolling Interest

Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes Educational Loan Services, Inc. ("Great Lakes") created a joint venture to respond to the initiative announced by the U.S. Department of Education (the "Department") in April 2016 for the procurement of a contract for federal student loan servicing to acquire a single servicing platform to manage all loans owned by the Department.  The joint venture operates as a new legal entity called GreatNet Solutions, LLC (“GreatNet”).  Nelnet Servicing and Great Lakes each own 50 percent of the ownership interests in GreatNet.  See note 11 for additional information on the contract procurement process.

During the first and third quarters of 2017, Nelnet Servicing and Great Lakes each contributed $12.6 million and $6.5 million, respectively, to GreatNet and during the first quarter of 2017 GreatNet began to incur certain operating costs. For financial reporting purposes, the balance sheet and operating results of GreatNet are included in the Company’s consolidated financial statements and presented in the Company’s Loan Systems and Servicing operating segment.  The proportionate share of membership interest (equity) and net loss of GreatNet that is attributable to Great Lakes is reflected as noncontrolling interests in the consolidated financial statements.

On October 18, 2017, the Company entered into an agreement to purchase 100 percent of the outstanding stock of Great Lakes. See note 14, "Subsequent Events" for additional information on this business acquisition agreement.

For a description of other entities in which the Company reflects noncontrolling interests in its consolidated financial statements, see note 2 of the notes to consolidated financial statements included in the 2016 Annual Report.

2.  Student Loans Receivable and Allowance for Loan Losses

Student loans receivable consisted of the following:

	As of	As of
	September 30, 2017	December 31, 2016
Federally insured loans:
Stafford and other	$4,534,588	5,186,047
Consolidation	17,952,696	19,643,937
Total	22,487,284	24,829,984
Private education loans	226,629	273,659
	22,713,913	25,103,643
Loan discount, net of unamortized loan premiums and deferred origination costs	(119,572)	(129,507)
Non-accretable discount (a)	(13,532)	(18,570)
Allowance for loan losses – federally insured loans	(39,398)	(37,268)
Allowance for loan losses – private education loans	(12,566)	(14,574)
	$22,528,845	24,903,724

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$49,708	48,753	51,842	50,498
Provision for loan losses:
Federally insured loans	7,000	7,000	11,000	11,000
Private education loans	(1,000)	(1,000)	(2,000)	(500)
Total provision for loan losses	6,000	6,000	9,000	10,500
Charge-offs:
Federally insured loans	(3,464)	(3,196)	(8,870)	(9,462)
Private education loans	(491)	(320)	(861)	(1,235)
Total charge-offs	(3,955)	(3,516)	(9,731)	(10,697)
Recoveries - private education loans	161	243	603	769
Purchase of private education loans	—	30	—	290
Transfer from repurchase obligation related to private education loans repurchased	50	60	250	210
Balance at end of period	$51,964	51,570	51,964	$51,570

Allocation of the allowance for loan losses:
Federally insured loans	$39,398	37,028	39,398	37,028
Private education loans	12,566	14,542	12,566	14,542
Total allowance for loan losses	$51,964	51,570	51,964	51,570

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of September 30, 2017		As of December 31, 2016		As of September 30, 2016
Federally insured loans:
Loans in-school/grace/deferment	$1,448,172		$1,606,468		$1,864,323
Loans in forbearance	2,406,346		2,295,367		2,403,504
Loans in repayment status:
Loans current	16,534,795	88.7%	18,125,768	86.6%	18,445,728	86.8%
Loans delinquent 31-60 days	579,665	3.1	818,976	3.9	825,905	3.9
Loans delinquent 61-90 days	334,085	1.8	487,647	2.3	491,395	2.3
Loans delinquent 91-120 days	255,567	1.4	335,291	1.6	326,020	1.5
Loans delinquent 121-270 days	700,319	3.8	854,432	4.1	835,250	3.9
Loans delinquent 271 days or greater	228,335	1.2	306,035	1.5	350,808	1.6
Total loans in repayment	18,632,766	100.0%	20,928,149	100.0%	21,275,106	100.0%
Total federally insured loans	$22,487,284		$24,829,984		$25,542,933

Private education loans:
Loans in-school/grace/deferment	$27,188		$35,146		$51,042
Loans in forbearance	2,904		3,448		1,770
Loans in repayment status:
Loans current	190,153	96.8%	228,612	97.2%	217,108	97.1%
Loans delinquent 31-60 days	1,200	0.6	1,677	0.7	1,357	0.6
Loans delinquent 61-90 days	1,195	0.6	1,110	0.5	1,228	0.5
Loans delinquent 91 days or greater	3,989	2.0	3,666	1.6	3,927	1.8
Total loans in repayment	196,537	100.0%	235,065	100.0%	223,620	100.0%
Total private education loans	$226,629		$273,659		$276,432

3.  Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,675,881	0.22% - 6.90%	8/25/21 - 9/25/65
Bonds and notes based on auction	781,276	1.97% - 2.61%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,457,157
FFELP warehouse facilities	745,107	1.23% - 1.37%	11/19/19 - 4/27/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	84,881	2.99%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	90,896	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	210,000	2.74%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,526	4.71%	9/15/61
Other borrowings	18,355	3.38%	3/31/23 / 12/15/45
	22,626,922
Discount on bonds and notes payable and debt issuance costs	(386,643)
Total	$22,240,279

	As of December 31, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$22,130,063	0.24% - 6.90%	6/25/21 - 9/25/65
Bonds and notes based on auction	998,415	1.61% - 2.28%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	23,128,478
FFELP warehouse facilities	1,677,443	0.63% - 1.09%	9/7/18 - 12/13/19
Variable-rate bonds and notes issued in private education loan asset-backed securitization	112,582	2.60%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	113,378	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	50,184	4.37%	9/15/61
Other borrowings	18,355	3.38%	3/31/23 / 12/15/45
	25,100,420
Discount on bonds and notes payable and debt issuance costs	(431,930)
Total	$24,668,490

Asset-Backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the first nine months of 2017.

	NSLT 2017-1	NSLT 2017-2	Total
Date securities issued	5/24/17	7/26/17
Total original principal amount	$535,000	399,390	934,390
Bond discount	—	(2,002)	(2,002)
Issue price	$535,000	397,388	932,388
Cost of funds	1-month LIBOR plus 0.78%	1-month LIBOR plus 0.77%
Final maturity date	6/25/65	9/25/65

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of September 30, 2017, the Company had three FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II	NHELP-III (b)	Total
Maximum financing amount	$500,000	500,000	200,000	1,200,000
Amount outstanding	307,425	288,969	148,713	745,107
Amount available	$192,575	211,031	51,287	454,893
Expiration of liquidity provisions	September 20, 2019	December 15, 2017	April 27, 2018
Final maturity date	November 19, 2019	December 13, 2019	April 27, 2020
Maximum advance rates	92.0 - 98.0%	85.0 - 95.0%	92.2 - 95.0%
Minimum advance rates	84.0 - 90.0%	85.0 - 95.0%	92.2 - 95.0%
Advanced as equity support	$4,747	20,531	3,163	28,441

(a)
On May 25, 2017 and August 18, 2017, the Company decreased the maximum financing amount for this warehouse facility by $175.0 million and $200.0 million, respectively. As of September 30, 2017, the maximum financing amount for this warehouse facility was $500.0 million, as reflected in this table. On September 22, 2017, the Company amended the agreement for this warehouse facility, which changed the expiration date for the liquidity provisions to September 20, 2019 and changed the final maturity date to November 19, 2019.

(b)
On April 3, 2017, the Company entered into a letter agreement for this warehouse facility to decrease the maximum financing amount from $750.0 million to $600.0 million. On April 28, 2017, the Company amended the agreement for this warehouse facility, which changed the expiration date for the liquidity provisions to April 27, 2018 and changed the final maturity date to April 27, 2020. On May 5, 2017, May 25, 2017, and June 2, 2017, the Company decreased the maximum financing amount for this warehouse facility by $200.0 million, $100.0 million, and $100.0 million, respectively. As of September 30, 2017, the maximum financing amount for this warehouse facility was $200.0 million, as reflected in this table.

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of December 12, 2021.  As of September 30, 2017, $210.0 million was outstanding on the line of credit and $140.0 million was available for future use.

Debt Repurchases

The following table summarizes the Company's repurchases of its own debt. Gains recorded by the Company from the repurchase of debt are included in "gain from debt repurchases" on the Company's consolidated statements of income.

	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Three months ended
	September 30, 2017			September 30, 2016
Asset-backed securities	$14,702	14,586	116	10,965	8,805	2,160

	Nine months ended
	September 30, 2017			September 30, 2016
Unsecured debt - Hybrid Securities (a)	$29,658	25,241	4,417	—	—	—
Asset-backed securities	18,790	17,670	1,120	11,362	9,102	2,260
	$48,448	42,911	5,537	11,362	9,102	2,260

(a)
During the three months ended March 31, 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. After the completion of this tender offer, the Company has $20.5 million of Hybrid Securities that remain outstanding. In addition, the amendments described above have been made to the indenture.

4.  Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2016 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2017 and December 31, 2016 is presented below.

Basis Swaps

The following table summarizes the Company’s outstanding basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of September 30,	As of December 31,
	2017	2016
Maturity	Notional amount	Notional amount
2018	$4,000,000	$—
2019	3,000,000	—
2024	250,000	—
2026	1,150,000	1,150,000
2027	375,000	—
2028	325,000	325,000
2029	100,000	—
2031	300,000	300,000
	$9,500,000	$1,775,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2017 and December 31, 2016 was one-month LIBOR plus 13.4 basis points and 10.1 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2017		As of December 31, 2016
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2017	$—	—%	$750,000	0.99%
2018	1,350,000	1.07	1,350,000	1.07
2019	3,250,000	0.97	3,250,000	0.97
2020	1,500,000	1.01	1,500,000	1.01
2025	100,000	2.32	100,000	2.32
	$6,200,000	1.02%	$6,950,000	1.02%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

As of September 30, 2017 and December 31, 2016, the Company had $20.5 million and $50.2 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding as of September 30, 2017 and December 31, 2016 that are used to effectively convert the variable interest rate on a designated notional amount with respect to the Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

In 2006, the Company issued €352.7 million of student loan asset-backed Euro Notes (the "Euro Notes") with an interest rate based on a spread to the EURIBOR index. As a result of the Euro Notes, the Company was exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes have been re-measured at each reporting period and recorded in the Company’s consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations have been included in the Company’s consolidated statements of income.

The Company entered into a cross-currency interest rate swap in connection with the issuance of the Euro Notes. Under the terms of the cross-currency interest rate swap, the Company has received from the counterparty a spread to the EURIBOR index based on a notional amount of €352.7 million and has paid a spread to the LIBOR index based on a notional amount of $450.0 million.

The following table shows the unrealized income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instrument.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Re-measurement of Euro Notes	$(13,683)	(4,831)	(45,635)	(13,543)
Change in fair value of cross-currency interest rate swap	16,257	5,501	44,831	26,194
Total impact to consolidated statements of income - income (expense) (a)	$2,574	670	(804)	12,651

(a)
The financial statement impact of the above items is included in "Derivative market value and foreign currency transaction adjustments and derivative settlements, net" in the Company's consolidated statements of income.

Management structured the cross-currency interest rate swap to economically hedge the Euro Notes to effectively convert the notes to U.S. dollars and pay a spread on these notes based on the LIBOR index. However, the cross-currency interest rate swap did not qualify for hedge accounting. The re-measurement of the Euro-denominated bonds generally correlated with the change in the fair value of the corresponding cross-currency interest rate swap. However, the Company experienced unrealized gains and losses between these financial instruments due to the principal and accrued interest on the Euro Notes being re-measured to U.S. dollars at each reporting date based on the foreign currency exchange rate on that date, while the cross-currency interest rate swap was measured at fair value at each reporting date with the change in fair value recognized in the current period earnings.
On October 25, 2017, the Company completed a remarketing of the Euro Notes which reset the principal amount outstanding on the Euro Notes to $450.0 million U.S. dollars, with an interest rate based on the 3-month LIBOR index, and resulted in the termination of the cross-currency interest rate swap. See note 14, “Subsequent Events” for additional information on this remarketing.

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

Prior to January 3, 2017, the Company accounted for variation margin payments to the CME as collateral against its derivative position.  As such, these payments were treated as a separate unit of account from the derivative instrument and reported as a liability for cash collateral received and an asset (restricted cash) for cash collateral paid.  Effective January 3, 2017, the CME amended its rulebooks to legally characterize variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ exposure rather than collateral against the exposure.  Based on these rulebook changes, for accounting and presentation purposes, the Company considers variation margin and the corresponding derivative instrument as a single unit of account.  As such, effective January 3, 2017, the variation margin received or paid is no longer accounted for separately as a liability or asset ("collateralized-to-market").  Instead, these payments are considered in determining the fair value of the centrally cleared derivative portfolio ("settled-to-market").  The principal difference for accounting and presentation purposes is that prior to January 3, 2017, the Company recorded the fair value of collateralized-to-market derivative contracts on its balance sheet as "fair value of derivative instruments" with an equal amount of variation margin collateral accounted for separately as an asset or liability. Subsequent to January 3, 2017, the Company records settled-to-market derivative contracts on its balance sheet with a fair value of zero and no collateral posted due to the payment or receipt of variation margin between the Company and the CME settling the outstanding mark-to-market exposure on such derivatives to a balance of zero on a daily basis, and records the underlying daily changes in the market value of such derivative contracts that result in such receipts or payments on its income statement as realized derivative market value adjustments in "Derivative market value and foreign currency transaction adjustments and derivative settlements, net."

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

Balance Sheet

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
1:3 basis swaps	$—	—	—	2,624
Interest rate swaps - floor income hedges	—	81,159	—	256
Interest rate swap option - floor income hedge	765	2,977	—	—
Interest rate caps	231	1,152	—	—
Interest rate swaps - hybrid debt hedges	—	—	7,332	7,341
Cross-currency interest rate swap	—	—	22,773	67,605
Other	—	2,243	—	—
Total	$996	87,531	30,105	77,826

During the second quarter of 2017, the Company received proceeds of $2.1 million from the termination of derivatives that were included in "other" in the preceding table.

Offsetting of Derivative Assets/Liabilities

The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged.

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset
Balance as of September 30, 2017	$996	—	—	996
Balance as of December 31, 2016	87,531	(2,880)	475	85,126

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net liability
Balance as of September 30, 2017	$(30,105)	—	8,470	(21,635)
Balance as of December 31, 2016	(77,826)	2,880	7,292	(67,654)

Income Statement Impact

The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Settlements:
1:3 basis swaps	$(2,172)	523	(1,836)	938
Interest rate swaps - floor income hedges	3,883	(5,157)	5,877	(15,241)
Interest rate swaps - hybrid debt hedges	(191)	(233)	(593)	(696)
Cross-currency interest rate swap	(2,093)	(1,394)	(5,762)	(3,293)
Total settlements - (expense) income	(573)	(6,261)	(2,314)	(18,292)
Change in fair value:
1:3 basis swaps	5,916	140	(5,499)	323
Interest rate swaps - floor income hedges	(185)	42,073	(13,670)	(17,913)
Interest rate swap option - floor income hedge	(500)	(269)	(2,212)	(2,541)
Interest rate caps	(103)	(68)	(936)	(1,283)
Interest rate swaps - hybrid debt hedges	44	13	10	(4,000)
Cross-currency interest rate swap	16,257	5,501	44,831	26,194
Other	—	(297)	(143)	(2,336)
Total change in fair value - income (expense)	21,429	47,093	22,381	(1,556)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	(13,683)	(4,831)	(45,635)	(13,543)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - income (expense)	$7,173	36,001	(25,568)	(33,391)

5.  Investments and Other Receivables

A summary of the Company's investments and other receivables follows:

	As of September 30, 2017				As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$68,010	4,768	(240)	72,538	98,260	6,280	(641)	103,899
Equity securities	756	2,140	(21)	2,875	720	1,930	(61)	2,589
Total available-for-sale investments	$68,766	6,908	(261)	75,413	98,980	8,210	(702)	106,488
Trading investments - equity securities				—				105
Total available-for-sale and trading investments				75,413				106,593
Other Investments and Other Receivables (not measured at fair value):
Venture capital and funds				84,903				69,789
Notes and loans receivable				56,732				17,031
Real estate				49,567				48,379
Tax liens and affordable housing				9,921				12,352
Total investments and other receivables				$276,536				254,144

(a)
As of September 30, 2017, the aggregate fair value of available-for-sale investments with unrealized losses was $2.7 million, of which $0.4 million had been in a continuous unrealized loss position for greater than 12 months. Because the Company currently has the intent and ability to retain these investments for an anticipated recovery in fair value, as of September 30, 2017, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)	As of September 30, 2017, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

6. Intangible Assets, net

Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2017 (months)	As of September 30, 2017	As of December 31, 2016

Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $11,704 and $8,548, respectively)	162	$25,179	28,335
Trade names (net of accumulated amortization of $2,287 and $1,653, respectively)	180	9,285	9,919
Computer software (net of accumulated amortization of $8,929 and $5,675, respectively)	17	6,042	9,296
Covenants not to compete (net of accumulated amortization of $118 and $91, respectively)	80	236	263
Total - amortizable intangible assets, net	144	$40,742	47,813

The Company recorded amortization expense on its intangible assets of $2.3 million and $3.2 million during the three months ended September 30, 2017 and 2016, respectively, and $7.1 million and $8.4 million during the nine months ended September 30, 2017 and 2016, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2017, the Company estimates it will record amortization expense as follows:

2017 (October 1 - December 31)	$2,315
2018	8,605
2019	5,147
2020	4,231
2021	3,480
2022 and thereafter	16,964
$40,742

7. Goodwill

The carrying amount of goodwill as of December 31, 2016 and September 30, 2017 by reportable operating segment was as follows:

	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$8,596	67,168	21,112	41,883	8,553	147,312

8. Property and Equipment

Property and equipment consisted of the following:

		As of September 30, 2017	As of December 31, 2016
	Useful life
Non-communications:
Computer equipment and software	1-5 years	$108,430	97,317
Building and building improvements	5-39 years	25,283	13,363
Office furniture and equipment	3-7 years	14,357	12,344
Leasehold improvements	5-20 years	6,496	3,579
Transportation equipment	4-10 years	3,813	3,809
Land	—	2,605	1,682
Construction in progress	—	14,025	16,346
		175,009	148,440
Accumulated depreciation - non-communications		104,430	91,285
Non-communications, net property and equipment		70,579	57,155

Communications:
Network plant and fiber	5-15 years	83,870	40,844
Customer located property	5-10 years	10,987	5,138
Central office	5-15 years	8,476	6,448
Transportation equipment	4-10 years	5,011	2,966
Computer equipment and software	1-5 years	3,318	2,026
Other	1-39 years	2,285	1,268
Land	—	70	70
Construction in progress	—	35,709	12,537
		149,726	71,297
Accumulated depreciation - communications		11,864	4,666
Communications, net property and equipment		137,862	66,631
Total property and equipment, net		$208,441	123,786

The Company recorded depreciation expense on its property and equipment of $7.7 million and $5.8 million during the three months ended September 30, 2017 and 2016, respectively, and $20.6 million and $16.4 million during the nine months ended September 30, 2017 and 2016, respectively.

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

	Three months ended September 30,
	2017			2016
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$45,850	453	46,303	83,419	875	84,294

Denominator:
Weighted-average common shares outstanding - basic and diluted	41,146,424	406,892	41,553,316	42,199,580	442,633	42,642,213
Earnings per share - basic and diluted	$1.11	1.11	1.11	1.98	1.98	1.98

	Nine months ended September 30,
	2017			2016
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$123,816	1,249	125,065	156,749	1,656	158,405

Denominator:
Weighted-average common shares outstanding - basic and diluted	41,634,578	419,954	42,054,532	42,340,867	447,266	42,788,133
Earnings per share - basic and diluted	$2.97	2.97	2.97	3.70	3.70	3.70

10.  Segment Reporting

See note 14 of the notes to consolidated financial statements included in the 2016 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2017
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$147	5	1	194,968	3,903	(2,139)	196,884
Interest expense	—	—	1,551	121,074	1,165	(2,139)	121,650
Net interest income	147	5	(1,550)	73,894	2,738	—	75,234
Less provision for loan losses	—	—	—	6,000	—	—	6,000
Net interest income (loss) after provision for loan losses	147	5	(1,550)	67,894	2,738	—	69,234
Other income:
Loan systems and servicing revenue	55,950	—	—	—	—	—	55,950
Intersegment servicing revenue	10,563	—	—	—	—	(10,563)	—
Tuition payment processing, school information, and campus commerce revenue	—	35,450	—	—	—	—	35,450
Communications revenue	—	—	6,751	—	—	—	6,751
Other income	—	—	—	2,753	17,003	—	19,756
Gain from debt repurchases	—	—	—	116	—	—	116
Derivative settlements, net	—	—	—	(382)	(191)	—	(573)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	7,702	44	—	7,746
Total other income	66,513	35,450	6,751	10,189	16,856	(10,563)	125,196
Operating expenses:
Salaries and benefits	38,435	17,432	4,099	392	13,834	—	74,193
Depreciation and amortization	549	2,316	3,145	—	4,040	—	10,051
Loan servicing fees	—	—	—	7,939	—	—	7,939
Cost to provide communications services	—	—	2,632	—	—	—	2,632
Other expenses	10,317	4,224	2,278	1,451	12,248	—	30,518
Intersegment expenses, net	7,774	2,219	470	10,659	(10,559)	(10,563)	—
Total operating expenses	57,075	26,191	12,624	20,441	19,563	(10,563)	125,333
Income (loss) before income taxes	9,585	9,264	(7,423)	57,642	31	—	69,097
Income tax (expense) benefit	(4,937)	(3,520)	2,821	(21,904)	1,978	—	(25,562)
Net income (loss)	4,648	5,744	(4,602)	35,738	2,009	—	43,535
Net loss (income) attributable to noncontrolling interests	3,408	—	—	—	(640)	—	2,768
Net income (loss) attributable to Nelnet, Inc.	$8,056	5,744	(4,602)	35,738	1,369	—	46,303

Total assets as of September 30, 2017	$98,555	208,290	179,206	23,724,413	863,700	(305,454)	24,768,710

	Three months ended September 30, 2016
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$37	2	—	194,701	2,370	(930)	196,181
Interest expense	—	—	318	95,383	1,615	(930)	96,386
Net interest income	37	2	(318)	99,318	755	—	99,795
Less provision for loan losses	—	—	—	6,000	—	—	6,000
Net interest income (loss) after provision for loan losses	37	2	(318)	93,318	755	—	93,795
Other income:
Loan systems and servicing revenue	54,350	—	—	—	—	—	54,350
Intersegment servicing revenue	11,021	—	—	—	—	(11,021)	—
Tuition payment processing, school information, and campus commerce revenue	—	33,071	—	—	—	—	33,071
Communications revenue	—	—	4,343	—	—	—	4,343
Enrollment services revenue	—	—	—	—	—	—	—
Other income	—	—	—	4,265	10,886	—	15,150
Gain from debt repurchases	—	—	—	2,160	—	—	2,160
Derivative settlements, net	—	—	—	(6,028)	(233)	—	(6,261)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	42,546	(284)	—	42,262
Total other income	65,371	33,071	4,343	42,943	10,369	(11,021)	145,075
Operating expenses:						.
Salaries and benefits	32,505	15,979	2,325	486	12,448	—	63,743
Depreciation and amortization	557	2,929	1,630	—	3,878	—	8,994
Loan servicing fees	—	—	—	5,880	—	—	5,880
Cost to provide communications services	—	—	1,784	—	—	—	1,784
Cost to provide enrollment services	—	—	—	—	—	—	—
Other expenses	8,784	4,149	1,545	1,769	10,143	—	26,391
Intersegment expenses, net	5,825	1,616	279	11,146	(7,845)	(11,021)	—
Total operating expenses	47,671	24,673	7,563	19,281	18,624	(11,021)	106,792
Income (loss) before income taxes	17,737	8,400	(3,538)	116,980	(7,500)	—	132,078
Income tax (expense) benefit	(6,740)	(3,192)	1,344	(44,571)	5,443	—	(47,715)
Net income (loss)	10,997	5,208	(2,194)	72,409	(2,057)	—	84,363
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(69)	—	(69)
Net income (loss) attributable to Nelnet, Inc.	$10,997	5,208	(2,194)	72,409	(2,126)	—	84,294

Total assets as of September 30, 2016	$79,418	190,682	90,361	26,888,950	687,347	(267,147)	27,669,611

	Nine months ended September 30, 2017
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$361	10	2	568,661	10,026	(5,274)	573,786
Interest expense	—	—	3,367	340,898	2,794	(5,274)	341,787
Net interest income	361	10	(3,365)	227,763	7,232	—	231,999
Less provision for loan losses	—	—	—	9,000	—	—	9,000
Net interest income (loss) after provision for loan losses	361	10	(3,365)	218,763	7,232	—	222,999
Other income:
Loan systems and servicing revenue	167,079	—	—	—	—	—	167,079
Intersegment servicing revenue	30,839	—	—	—	—	(30,839)	—
Tuition payment processing, school information, and campus commerce revenue	—	113,293	—	—	—	—	113,293
Communications revenue	—	—	17,577	—	—	—	17,577
Other income	—	—	—	9,152	35,722	—	44,874
Gain from debt repurchases	—	—	—	1,097	4,440	—	5,537
Derivative settlements, net	—	—	—	(1,721)	(593)	—	(2,314)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(23,121)	(133)	—	(23,254)
Total other income	197,918	113,293	17,577	(14,593)	39,436	(30,839)	322,792
Operating expenses:
Salaries and benefits	116,932	50,986	10,489	1,156	41,121	—	220,684
Depreciation and amortization	1,644	7,053	7,880	—	11,109	—	27,687
Loan servicing fees	—	—	—	19,584	—	—	19,584
Cost to provide communications services	—	—	6,789	—	—	—	6,789
Other expenses	28,333	14,072	5,422	4,269	32,497	—	84,593
Intersegment expenses, net	23,496	6,430	1,472	31,114	(31,673)	(30,839)	—
Total operating expenses	170,405	78,541	32,052	56,123	53,054	(30,839)	359,337
Income (loss) before income taxes	27,874	34,762	(17,840)	148,047	(6,386)	—	186,454
Income tax (expense) benefit	(14,410)	(13,210)	6,779	(56,258)	6,749	—	(70,349)
Net income (loss)	13,464	21,552	(11,061)	91,789	363	—	116,105
Net loss (income) attributable to noncontrolling interests	10,050	—	—	—	(1,090)	—	8,960
Net income (loss) attributable to Nelnet, Inc.	$23,514	21,552	(11,061)	91,789	(727)	—	125,065

Total assets as of September 30, 2017	$98,555	208,290	179,206	23,724,413	863,700	(305,454)	24,768,710

	Nine months ended September 30, 2016
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$80	7	1	570,390	6,527	(2,556)	574,449
Interest expense	—	—	671	278,029	4,702	(2,556)	280,847
Net interest income	80	7	(670)	292,361	1,825	—	293,602
Less provision for loan losses	—	—	—	10,500	—	—	10,500
Net interest income (loss) after provision for loan losses	80	7	(670)	281,861	1,825	—	283,102
Other income:
Loan systems and servicing revenue	161,082	—	—	—	—	—	161,082
Intersegment servicing revenue	34,436	—	—	—	—	(34,436)	—
Tuition payment processing, school information, and campus commerce revenue	—	102,211	—	—	—	—	102,211
Communications revenue	—	—	13,167	—	—	—	13,167
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	12,362	26,349	—	38,711
Gain from debt repurchases	—	—	—	2,260	—	—	2,260
Derivative settlements, net	—	—	—	(17,596)	(696)	—	(18,292)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(8,763)	(6,336)	—	(15,099)
Total other income	195,518	102,211	13,167	(11,737)	23,643	(34,436)	288,366
Operating expenses:
Salaries and benefits	96,851	45,859	4,792	1,504	38,902	—	187,907
Depreciation and amortization	1,440	7,711	4,137	—	11,528	—	24,817
Loan servicing fees	—	—	—	20,024	—	—	20,024
Cost to provide communications services	—	—	5,169	—	—	—	5,169
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	31,635	13,122	3,110	4,766	31,540	—	84,174
Intersegment expenses, net	18,168	4,690	610	34,791	(23,823)	(34,436)	—
Total operating expenses	148,094	71,382	17,818	61,085	61,770	(34,436)	325,714
Income (loss) before income taxes	47,504	30,836	(5,321)	209,039	(36,302)	—	245,754
Income tax (expense) benefit	(18,052)	(11,718)	2,022	(79,434)	19,998	—	(87,184)
Net income (loss)	29,452	19,118	(3,299)	129,605	(16,304)	—	158,570
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(165)	—	(165)
Net income (loss) attributable to Nelnet, Inc.	$29,452	19,118	(3,299)	129,605	(16,469)	—	158,405

Total assets as of September 30, 2016	$79,418	190,682	90,361	26,888,950	687,347	(267,147)	27,669,611

11.  Major Customer
The Company earns loan servicing revenue from a servicing contract with the Department that currently is set to expire on June 16, 2019. Revenue earned by the Company's Loan Systems and Servicing operating segment related to this contract was $38.6 million and $40.2 million for the three months ended September 30, 2017 and 2016, respectively, and $117.4 million and $112.5 million for the nine months ended September 30, 2017 and 2016, respectively. In April 2016, the Department announced a new contract procurement process for the Department to acquire a single servicing platform to manage all student loans owned by the Department.

In May 2016, Nelnet Servicing, a subsidiary of the Company, and Great Lakes submitted a joint response to the procurement as part of a newly created joint venture to respond to the contract solicitation process and to provide services under a new contract in the event that the Department selects it for a contract award. The joint venture operates as a new legal entity called GreatNet. Nelnet Servicing and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to Nelnet Servicing, Great Lakes is currently one of four large private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. On May 19, 2017, the Department announced it had amended the contract procurement process, which required another response by the participants, and on July 7, 2017, GreatNet submitted its response to the Department.

On August 1, 2017, the Department announced it was canceling the current procurement process for a single servicing platform and that it intends to develop a new contract procurement proposal. The Department indicated that its new approach is expected to require separate contract acquisitions for database housing, system processing, and customer account servicing.

On October 18, 2017, the Company entered into an agreement to purchase 100 percent of the outstanding stock of Great Lakes. See note 14, "Subsequent Events" for additional information on this business acquisition agreement.

12. Related Parties

The Company has entered into certain contractual arrangements with related parties as described in note 19 of the notes to consolidated financial statements included in the 2016 Annual Report. The following provides an update for related party transactions that occurred during the first nine months of 2017.

Transactions with Union Bank and Trust Company

During the three and nine months ended September 30, 2017, the Company purchased $2.4 million (par value) and $7.3 million (par value), respectively, of consumer loans from Union Bank and Trust Company. The Company's investment in consumer loans is included in "investments and other receivables" in the Company's consolidated balance sheet.

Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")

David Graff, who currently serves as an independent director on the Company's Board of Directors, is CEO, co-founder, and a director of Hudl. On July 7, 2017, the Company made an additional $10.4 million preferred stock investment in Hudl as part of a significantly larger equity financing by Hudl. Prior to this investment, the Company and Michael Dunlap, the Company's Executive Chairman and a principal shareholder, made separate equity investments in Hudl. The additional preferred stock investment made by the Company in July 2017 slightly increased the Company's direct and indirect equity ownership in Hudl. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl under the cost method. The Company's investment in Hudl is included in "investments and other receivables" in the Company's consolidated balance sheet.

13.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2017.

	As of September 30, 2017			As of December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading):
Student loan and other asset-backed securities	$—	72,427	72,427	—	103,780	103,780
Equity securities	2,875	—	2,875	2,694	—	2,694
Debt securities	111	—	111	119	—	119
Total investments (available-for-sale and trading)	2,986	72,427	75,413	2,813	103,780	106,593
Derivative instruments	—	996	996	—	87,531	87,531
Total assets	$2,986	73,423	76,409	2,813	191,311	194,124
Liabilities:
Derivative instruments	$—	30,105	30,105	—	77,826	77,826
Total liabilities	$—	30,105	30,105	—	77,826	77,826

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2017
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$23,635,887	22,528,845	—	—	23,635,887
Cash and cash equivalents	254,391	254,391	254,391	—	—
Investments (available-for-sale)	75,413	75,413	2,986	72,427	—
Notes receivable	16,393	16,393	—	16,393	—
Loans receivable	42,006	40,339	—	—	42,006
Restricted cash	725,463	725,463	725,463	—	—
Restricted cash – due to customers	105,299	105,299	105,299	—	—
Accrued interest receivable	396,827	396,827	—	396,827	—
Derivative instruments	996	996	—	996	—
Financial liabilities:
Bonds and notes payable	22,319,439	22,240,279	—	22,319,439	—
Accrued interest payable	47,824	47,824	—	47,824	—
Due to customers	105,299	105,299	105,299	—	—
Derivative instruments	30,105	30,105	—	30,105	—

	As of December 31, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Student loans receivable	$25,653,581	24,903,724	—	—	25,653,581
Cash and cash equivalents	69,654	69,654	69,654	—	—
Investments (available-for-sale and trading)	106,593	106,593	2,813	103,780	—
Notes receivable	17,031	17,031	—	17,031	—
Restricted cash	980,961	980,961	980,961	—	—
Restricted cash – due to customers	119,702	119,702	119,702	—	—
Accrued interest receivable	391,264	391,264	—	391,264	—
Derivative instruments	87,531	87,531	—	87,531	—
Financial liabilities:
Bonds and notes payable	24,220,996	24,668,490	—	24,220,996	—
Accrued interest payable	45,677	45,677	—	45,677	—
Due to customers	119,702	119,702	119,702	—	—
Derivative instruments	77,826	77,826	—	77,826	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2016 Annual Report.

14. Subsequent Events

On October 18, 2017, the Company entered into an agreement to purchase 100 percent of the outstanding stock of Great Lakes for a purchase price of $150.0 million in cash. The transaction is scheduled to close on January 1, 2018, subject to customary closing conditions.

On October 25, 2017, the Company completed a remarketing of its Euro Notes which reset the principal amount outstanding on the Euro Notes from €352.7 million to $450.0 million U.S. dollars and reset the interest rate from an interest rate based on a spread to the EURIBOR index to an interest rate based on the 3-month LIBOR index. As a result of the remarketing, the Company terminated its cross-currency interest rate swap associated with the Euro Notes. The pre-tax GAAP income statement impact of this remarketing and swap termination was a non-cash expense of $10.6 million that will be included in “Derivative market value and foreign currency transaction adjustments and derivative settlements, net” on the consolidated statements of income.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2017 and 2016. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

Forward-looking and cautionary statements

This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company's plans and expectations for future financial condition, results of operations or economic performance, or that address management's plans and objectives for future operations, and statements that assume or are dependent upon future events, are forward-looking statements. The words “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “scheduled,” “plan,” “believe,” “estimate,” “assume,” “forecast,” “will,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements.
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2016 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

•
student loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, and consumer loans and initiatives to purchase additional FFELP, private education, and consumer loans, and risks from changes in levels of student loan prepayment or default rates;

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

•
risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans;

•
risks that the reported agreement to acquire Great Lakes Educational Loan Services, Inc. ("Great Lakes") may not be completed within the currently scheduled time frame or at all, the uncertain nature of the expected benefits from the acquisition and the ability to successfully integrate loan servicing operations and successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), risks to the Company related to the Department's initiative to procure new contracts for federal student loan servicing, including the risk that the Company's joint venture with Great Lakes, or the Company on a post-Great Lakes acquisition basis, may not be awarded a contract, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education and consumer loans;

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
GAAP net income attributable to Nelnet, Inc.	$46,303	84,294	125,065	158,405
Realized and unrealized derivative market value adjustments	(21,429)	(47,093)	(22,381)	1,556
Unrealized foreign currency transaction adjustments	13,683	4,831	45,635	13,543
Net tax effect (a)	2,943	16,060	(8,837)	(5,737)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$41,500	58,092	139,482	167,767

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.11	1.98	2.97	3.70
Realized and unrealized derivative market value adjustments	(0.51)	(1.10)	(0.53)	0.03
Unrealized foreign currency transaction adjustments	0.33	0.11	1.09	0.32
Net tax effect (a)	0.07	0.37	(0.21)	(0.13)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$1.00	1.36	3.32	3.92

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

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria is met.  Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of derivative instruments is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item.  Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period. In addition, the Company has incurred unrealized foreign currency transaction adjustments for periodic fluctuations in currency exchange rates between the U.S. dollar and Euro in connection with its student loan asset-backed Euro-denominated bonds with an interest rate based on a spread to the EURIBOR index. The principal and accrued interest on these bonds were remeasured at each reporting period and recorded in the Company's consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date.

The Company believes these point-in-time estimates of asset and liability values related to its derivative instruments and Euro-denominated bonds that are or were subject to interest and currency rate fluctuations are or were subject to volatility mostly due to timing and market factors beyond the control of management, and affect the period-to-period comparability of the results of operations. Accordingly, the Company’s management utilizes operating results excluding these items for comparability purposes when making decisions regarding the Company’s performance and in presentations with credit rating agencies, lenders, and investors. Consequently, the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.

On October 25, 2017, the Company completed a remarketing of the Company’s bonds that were prior to that date denominated in Euros, to denominate those bonds in U.S. dollars and reset the interest rate to be based on the 3-month LIBOR index. The Company also terminated a cross-currency interest rate swap associated with those bonds. As a result, foreign currency transaction adjustments will not be incurred with respect to those bonds after October 25, 2017.

The decrease in GAAP net income for the three months ended September 30, 2017, compared with the same period in 2016, was primarily due to a reduction in net gains related to changes in the fair values of derivative instruments and an increase in losses related to foreign currency transaction adjustments caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

The decrease in GAAP net income for the nine months ended September 30, 2017, compared with the same period in 2016, was primarily due to an increase in losses related to foreign currency transaction adjustments caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars, partially offset by an increase in net gains related to changes in the fair values of derivative instruments.

In addition, net interest income earned on the Company’s student loan portfolio decreased in 2017 compared to 2016 due to the expected runoff of the portfolio and lower student loan spread.

Operating Results

The Company earns net interest income on its FFELP student loan portfolio in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2017, the Company had a $22.5 billion student loan portfolio that management anticipates will amortize over the next approximately 25 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional FFELP loan portfolios to leverage its servicing scale and expertise to generate incremental earnings and cash flow.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and nine months ended September 30, 2017 and 2016 (dollars in millions).

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

Loan Systems and Servicing

•
As of September 30, 2017, the Company was servicing $207.8 billion in FFELP, government owned, and private education and consumer loans, as compared with $193.2 billion of loans as of September 30, 2016.

•
Revenue increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to growth in private education and consumer loan servicing volume from existing and new clients. In addition, revenue increased for the nine months ended September 30, 2017 compared to the same period in 2016 due to an increase in revenue on the government servicing contract. The increase in revenue for the nine months ended September 30, 2017 compared to the same period in 2016 was partially offset by the loss of guaranty servicing and collection revenue on June 30, 2016.

•
Revenue from the government servicing contract decreased to $38.6 million for the three months ended September 30, 2017 compared to $40.2 million for the same period in 2016, and increased to $117.4 million for the nine months ended September 30, 2017, compared to $112.5 million for the same period in 2016. The decrease for the three months ended September 30, 2017 compared to the same period in 2016 was due to a decrease in application volume for the Company's administration of the Total and Permanent Disability Discharge (TPD) program during the third quarter of 2017. The increase for the nine months ended September 30, 2017 compared to the same period in 2016 was due to an increase in TPD and Direct Loan Consolidation program application volume, the transfer of borrowers to the Company from a not-for-profit servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses. As of September 30, 2017, the Company was servicing $171.6 billion of student loans for 5.9 million borrowers under this contract.

•
Revenue from private education and consumer loan servicing increased to $7.6 million for the three months ended September 30, 2017 compared to $4.1 million for the same period in 2016, and increased to $20.5 million for the nine months ended September 30, 2017, compared to $10.7 million for the same period in 2016. As of September 30, 2017, the Company was servicing $10.8 billion of private education and consumer loans for approximately 478,000 borrowers, as compared to $6.4 billion of private education and consumer loans for approximately 293,000 borrowers as of September 30, 2016.

•
The Company's remaining guaranty servicing and collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. After this customer's exit from the FFELP guaranty business effective June 30, 2016, the Company has no remaining guaranty servicing and collection revenue. Guaranty servicing and collection revenue earned from this customer in the nine months ended September 30, 2016 was $9.6 million.

•
The Company's government servicing contract is currently set to expire on June 16, 2019. In April 2016, the Department announced a new contract procurement process for the Department to acquire a single servicing platform to manage all student loans owned by the Department.

In May 2016, Nelnet Servicing, a subsidiary of the Company, and Great Lakes submitted a joint response to the procurement as part of a newly created joint venture to respond to the contract solicitation process and to provide services under a new contract in the event that the Department selects it for a contract award. The joint venture operates as a new legal entity called GreatNet. Nelnet Servicing and Great Lakes each own 50 percent of the ownership interests of GreatNet. In addition to Nelnet Servicing, Great Lakes is currently one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that has a student loan servicing contract with the Department to provide servicing for loans owned by the Department. On May 19, 2017, the Department announced it had amended the contract procurement process, which required another response by the participants, and on July 7, 2017, GreatNet submitted its response to the Department.

On August 1, 2017, the Department announced it was canceling the current procurement process for a single servicing platform and that it intends to develop a new contract procurement proposal. The Department indicated that its new approach is expected to require separate contract acquisitions for database housing, system processing, and customer account servicing.

For financial reporting purposes, the operating results of GreatNet are included in the Company's consolidated financial statements. The proportionate share of membership interest (equity) and net loss of GreatNet that is attributable to Great Lakes is reflected as noncontrolling interests. During the first and third quarters of 2017, Nelnet Servicing and Great Lakes each contributed capital to GreatNet and during the first quarter of 2017 GreatNet began to incur certain operating costs.

•
Before tax operating margin decreased in 2017 compared to 2016 due to operating expenses incurred related to GreatNet and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status.

•
On October 18, 2017, the Company entered into an agreement to purchase 100 percent of the outstanding stock of Great Lakes for a purchase price of $150.0 million in cash. The transaction is scheduled to close on January 1, 2018, subject to customary closing conditions.  After the transaction settles, Great Lakes and the Company will maintain their distinct brands, servicing operations, and operational teams, and each will continue to compete for new student loan volume under its respective existing contract with the Department. Over time, shared services teams will integrate and technology systems will be leveraged to support both the Great Lakes and the Company's servicing operations. The operating results of Great Lakes will be included in the Loan Systems and Servicing operating segment.

Tuition Payment Processing and Campus Commerce

•
Revenue increased in the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to increases in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.

•
Before tax operating margin for the three months ended September 30, 2017 and 2016 was 26.1 percent and 25.4 percent, respectively, and for the nine months ended September 30, 2017 and 2016 was 30.7 percent and 30.2 percent, respectively. This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

Communications

•
For the three months ended September 30, 2017 and 2016, Allo recorded net losses of $4.6 million and $2.2 million, respectively, and for the nine months ended September 30, 2017 and 2016 recorded net losses of $11.1 million and $3.3 million, respectively. The Company anticipates this operating segment will be dilutive to consolidated earnings over the next several years as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

•
Revenue from Allo for the three months ended September 30, 2017 and 2016 was $6.8 million and $4.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 revenue was $17.6 million and $13.2 million, respectively. The increase in revenue was primarily due to additional residential households served, which increased to 16,394 as of September 30, 2017 from 8,745 as of September 30, 2016.

•
For the three and nine months ended September 30, 2017, Allo's capital expenditures were $29.4 million and $78.4 million, respectively. The Company anticipates total network capital expenditures of approximately $30.0 million in the fourth quarter of 2017 and approximately $100.0 million in 2018; however, such amounts could change based on customer demand for Allo's services. The number of residential households passed, which represents the estimated number of single residence homes, apartments, and condominiums that Allo already serves and those in which Allo has the capacity to connect to its network distribution system without further material extensions to the transmission lines (but have not been connected) increased to 54,815 as of September 30, 2017 as compared to 30,962 as of December 31, 2016. The total households in current markets that Allo plans to expand its network to make services available is 137,500.

Asset Generation and Management

•
During the three months ended September 30, 2017 compared to the same period in 2016, the average balance of student loans decreased $3.2 billion, to $23.2 billion, due primarily to the amortization of the student loan portfolio, partially offset by limited portfolio acquisitions from third parties. The Company acquired $37.5 million and $142.4 million of student loans during the three and nine months ended September 30, 2017, respectively.

•
Core student loan spread was 1.17% for the three months ended September 30, 2017, compared to 1.26% for the same period in 2016. The decrease in core student loan spread was primarily due to a decrease in fixed rate floor income and an increase in derivative settlements paid related to the Company's 1:3 basis swaps.

•
Due to historically low interest rates, the Company continues to earn significant fixed rate floor income. During the three months ended September 30, 2017 and 2016, and nine months ended September 30, 2017 and 2016, the Company earned $24.6 million, $41.5 million, $84.4 million, and $131.7 million, respectively, of fixed rate floor income.

•
Provision for loan losses for federally insured loans was $7.0 million for the three months ended September 30, 2017. During the three months ended September 30, 2017, the Company determined an additional allowance was necessary related to a $1.6 billion (principal balance as of September 30, 2017) portfolio of federally insured loans that were purchased in 2014 and 2015, and recognized $5.0 million (pre-tax) in provision expense related to these loans.

•
During the third quarter of 2017, the Company incurred $2.8 million (pre-tax) in expenses related to conversion fees to transfer loans from a third-party servicer to the Company's servicing platform, which will decrease servicing costs over the remaining life of this portfolio.

Corporate and Other Activities

•
Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisor subsidiary, recognized investment advisory revenue of $5.9 million, $1.5 million, $11.7 million, and $3.4 million in the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016, respectively. These amounts include performance fees earned from the sale of managed securities or managed securities being called prior to the full contractual maturity.

Liquidity and Capital Resources

•
As of September 30, 2017, the Company had cash and cash equivalents of $254.4 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $75.4 million as of September 30, 2017.

•	For the nine months ended September 30, 2017, the Company generated $230.3 million in net cash from operating activities.

•
Forecasted undiscounted future cash flows from the Company's student loan portfolio financed in asset-backed securitization transactions are estimated to be approximately $1.93 billion as of September 30, 2017.

•
As of September 30, 2017, there was $210.0 million outstanding on the Company's $350.0 million unsecured line of credit and $140.0 million was available for future use. The unsecured line of credit has a maturity date of December 12, 2021.

•
During the nine months ended September 30, 2017, the Company repurchased a total of 1,363,571 shares of Class A common stock for $63.3 million ($46.44 per share), including a total of 947,794 shares of Class A common stock repurchased for $45.1 million ($47.62 per share) during the three months ended September 30, 2017. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

•
During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding unsecured Hybrid Securities. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes, and recognized a $4.4 million (pre-tax) gain. In addition, during the three and nine months ended September 30, 2017, the Company repurchased $14.7 million and $18.8 million of its own asset-backed debt securities and recognized gains of $0.1 million and $1.1 million, respectively.

•
During the nine months ended September 30, 2017, the Company paid cash dividends of $17.6 million ($0.42 per share), including $5.8 million ($0.14 per share) during the three months ended September 30, 2017. In addition, the Company's Board of Directors has declared a fourth quarter 2017 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.16 per share. The fourth quarter cash dividend will be paid on December 15, 2017 to shareholders of record at the close of business on December 1, 2017.

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

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the three and nine months ended September 30, 2017 compared to the same periods in 2016 is provided below.

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

	Three months		Nine months
	ended September 30,		ended September 30,		Additional information
	2017	2016	2017	2016
Loan interest	$191,755	193,721	562,451	567,775
Decrease due to a decrease in the average balance of student loans, a decrease in gross fixed rate floor income, and an adjustment recorded during the third quarter of 2016 to reflect the net impact on prior periods for a correction of an error regarding the Company's method of applying the interest method to amortize premiums and accrete discounts on its student loan portfolio, partially offset by an increase in the gross yield earned on the student loan portfolio.

Investment interest	5,129	2,460	11,335	6,674
Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. The increase in 2017 compared to 2016 is due to an increase in interest-earning investments and an increase in interest rates.

Total interest income	196,884	196,181	573,786	574,449
Interest expense	121,650	96,386	341,787	280,847	Increase due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	75,234	99,795	231,999	293,602	See table below for additional analysis.
Less provision for loan losses	6,000	6,000	9,000	10,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of student loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	69,234	93,795	222,999	283,102
Other income:
LSS revenue	55,950	54,350	167,079	161,082	See LSS operating segment - results of operations.
TPP&CC revenue	35,450	33,071	113,293	102,211	See TPP&CC operating segment - results of operations.
Communications revenue	6,751	4,343	17,577	13,167	See Communications operating segment - results of operations.
Enrollment services revenue	—	—	—	4,326	On February 1, 2016, the Company sold Sparkroom LLC. After this sale, the Company no longer earns enrollment services revenue.
Other income	19,756	15,150	44,874	38,711	See table below for the components of "other income."
Gain from debt repurchases	116	2,160	5,537	2,260
Gains are from the Company repurchasing its own debt. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities. The Company paid $25.3 million to redeem $29.7 million of these notes and recognized a gain of $4.4 million. Other gains are from the repurchase of the Company's asset-backed debt securities.

Derivative settlements, net	(573)	(6,261)	(2,314)	(18,292)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency transaction adjustments, net	7,746	42,262	(23,254)	(15,099)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	125,196	145,075	322,792	288,366
Operating expenses:
Salaries and benefits	74,193	63,743	220,684	187,907
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

Depreciation and amortization	10,051	8,994	27,687	24,817
Increase was due to additional depreciation expense at Allo. Since the acquisition of Allo on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion.

Loan servicing fees	7,939	5,880	19,584	20,024
Increase for the three months ended September 30, 2017 compared to the same period in 2016 due to a payment of $2.8 million in conversion fees related to a transfer of loans in August 2017 from a third-party servicer to the LSS operating segment's servicing platform. Excluding the $2.8 million conversion fee paid in the third quarter of 2017, loan servicing fees paid to third-parties decreased $0.7 million and $3.2 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to runoff of the Company's student loan portfolio and transfers of loans in August 2017 and June 2016 from third-party servicers to the LSS's servicing platform.

Cost to provide communication services	2,632	1,784	6,789	5,169	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Cost to provide enrollment services	—	—	—	3,623	On February 1, 2016, the Company sold Sparkroom LLC. After this sale, the Company no longer provides enrollment services.
Other expenses	30,518	26,391	84,593	84,174
Increase was a result of an increase in operating expenses due to GreatNet, additional costs to support the increase in payment plans and campus commerce activity, and an increase in operating expenses at Allo to support the Lincoln, Nebraska network expansion, partially offset by the elimination of FFELP guaranty collection costs. The Company's remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty collection revenue. Accordingly, there were no collection costs for the three and nine months ended September 30, 2017, compared to no collection costs and $3.5 million for the three months and nine months ended September 30, 2016, respectively.

Total operating expenses	125,333	106,792	359,337	325,714

Income before income taxes	69,097	132,078	186,454	245,754
Income tax expense	25,562	47,715	70,349	87,184
The effective tax rate was 35.60% and 36.15% for the three months ended September 30, 2017 and 2016, respectively, and 36.00% and 35.50% for the nine months ended September 30, 2017 and 2016, respectively. The lower effective tax rate for the nine months ended September 30, 2016 was due to the resolution of certain tax positions during the first quarter of 2016.

Net income	43,535	84,363	116,105	158,570
Net loss (income) attributable to noncontrolling interest	2,768	(69)	8,960	(165)
In 2017, represents primarily the net loss of GreatNet attributable to Great Lakes. See "Noncontrolling Interest" in note 1 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Net income attributable to Nelnet, Inc.	$46,303	84,294	125,065	158,405

Additional information:
Net income attributable to Nelnet, Inc.	$46,303	84,294	125,065	158,405
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments.

Derivative market value and foreign currency transaction adjustments, net	(7,746)	(42,262)	23,254	15,099
Net tax effect	2,943	16,060	(8,837)	(5,737)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments	$41,500	58,092	139,482	167,767

The following table summarizes the components of “net interest income” and “derivative settlements, net.”

Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below.  Net interest income (net of settlements on derivatives) is a non-GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.  See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement Impact" in note 4 and in the table below.

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2017	2016	2017	2016
Variable student loan interest margin	$46,683	57,442	139,082	159,932
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

Settlements on associated derivatives	(4,265)	(871)	(7,598)	(2,355)	Includes the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.
Variable student loan interest margin, net of settlements on derivatives	42,418	56,571	131,484	157,577
Fixed rate floor income	24,586	41,509	84,382	131,720
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Settlements on associated derivatives	3,883	(5,157)	5,877	(15,241)	Includes the net settlements paid/received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	28,469	36,352	90,259	116,479
Investment interest	5,129	2,460	11,335	6,674
Corporate debt interest expense	(1,164)	(1,616)	(2,800)	(4,724)
Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. During the first quarter of 2017, the Company repurchased $29.7 million of its Hybrid Securities. In addition, the weighted average balance outstanding under the Company's unsecured line of credit was lower during 2017 as compared to 2016. These factors resulted in less corporate debt interest expense in 2017 as compared to 2016.

Non-portfolio related derivative settlements	(191)	(233)	(593)	(696)	Includes the net settlements paid/received related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$74,661	93,534	229,685	275,310

The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment advisory fees	$5,852	1,535	11,661	3,367
Peterson's revenue	3,402	4,128	9,282	10,655
Borrower late fee income	2,731	3,158	9,098	9,910
Realized and unrealized gains on investments classified as available-for-sale and trading, net	2,468	506	3,185	1,444
Other	5,303	5,823	11,648	13,335
Other income	$19,756	15,150	44,874	38,711

LOAN SYSTEMS AND SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Loan Servicing Volumes (dollars in millions)

Government Servicing
Private Education and Consumer Servicing
FFELP Servicing
$225,000
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$161,642
$133,643
$3,035
$24,964
$176,437
$147,345
$4,632
$24,460
$182,230
$153,142
$5,197
$23,891
$183,635
$153,800
$5,657
$24,178
$193,162
$161,660
$6,377
$25,125
$194,822
$162,538
$7,887
$24,397
$200,289
$167,645
$8,965
$23,679
$200,737
$167,591
$10,190
$22,956
$207,818
$171,647
$10,838
$25,333
Dec 31, 14
Dec 31, 15
Mar 31, 16
Jun 30, 16
Sep 30, 16
Dec 31, 16
Mar 31, 17
Jun 30, 17
Sep 30, 17

Company owned	$19,742	$18,886	$18,433	$18,079	$17,429	$16,962	$16,352	$15,789	$18,403
% of total	12.2%	10.7%	10.1%	9.8%	9.0%	8.7%	8.2%	7.9%	8.9%
Number of servicing borrowers:
Government servicing:	5,915,449	5,842,163	5,786,545	5,726,828	6,009,433	5,972,619	5,924,099	5,849,283	5,906,404
FFELP servicing:	1,397,295	1,335,538	1,298,407	1,296,198	1,357,412	1,312,192	1,263,785	1,218,706	1,317,552
Private education and consumer loan servicing:	202,529	245,737	250,666	267,073	292,989	355,096	389,010	454,182	478,150
Total:	7,515,273	7,423,438	7,335,618	7,290,099	7,659,834	7,639,907	7,576,894	7,522,171	7,702,106

Number of remote hosted borrowers:	1,611,654	1,755,341	1,796,783	1,842,961	2,103,989	2,230,019	2,305,991	2,317,151	2,714,588

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2017	2016	2017	2016
Net interest income	$147	37	361	80
Loan systems and servicing revenue	55,950	54,350	167,079	161,082	See table below for additional analysis.
Intersegment servicing revenue	10,563	11,021	30,839	34,436
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to a decrease in loans serviced for the AGM segment during the comparable periods due to portfolio run-off. In August 2017, the AGM operating segment converted $3.1 billion of loans from a third-party servicer to the LSS operating segment's servicing platform.

Total other income	66,513	65,371	197,918	195,518
Salaries and benefits	38,435	32,505	116,932	96,851
Increase due to contract programming related to GreatNet and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	549	557	1,644	1,440
Other expenses	10,317	8,784	28,333	31,635
Increase in the three months ended September 30, 2017 compared to the same period in 2016 due to increase in operating expenses related to GreatNet. Decrease in the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to the elimination of FFELP guaranty collection costs directly related to the loss of FFELP guaranty collection revenue. There were no collection costs for the three and nine months ended September 30, 2017 and three months ended September 30, 2016, and $3.5 million for the nine months ended September 30, 2016. Excluding collection costs, other expenses were $28.1 million for the nine months ended September 30, 2016. See additional information below regarding the loss of FFELP guaranty collection revenue.

Intersegment expenses, net	7,774	5,825	23,496	18,168	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	57,075	47,671	170,405	148,094
Income before income taxes	9,585	17,737	27,874	47,504
Income tax expense	(4,937)	(6,740)	(14,410)	(18,052)	Reflects income tax expense based on 38% of income before taxes and the net loss attributable to noncontrolling interest.
Net income	4,648	10,997	13,464	29,452
Net loss attributable to noncontrolling interest	3,408	—	10,050	—	Represents the net loss of GreatNet attributable to Great Lakes. See "Noncontrolling Interest" in note 1 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Net income attributable to Nelnet, Inc.	$8,056	10,997	23,514	29,452
Before tax operating margin	14.4%	27.1%	14.1%	24.3%
Decrease in margin due to increases in salaries and benefits and other operating expenses as described above (including costs incurred related to GreatNet) and the loss of the guaranty business which had higher margin than the remaining businesses. Before tax operating margin, excluding the net loss attributable to noncontrolling interest (Great Lakes) for the three and nine months ended September 30, 2017 was 18.5% and 18.2%, respectively.

Loan systems and servicing revenue

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2017	2016	2017	2016
Government servicing	$38,594	40,159	117,409	112,453
Increase for the nine months ended September 30, 2017 compared to the same period in 2016 due to an increase in application volume for the Company's administration of the Total and Permanent Disability Discharge (TPD) and Direct Loan Consolidation programs, the transfer of borrowers from a not-for-profit servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses. Decrease for the three months ended September 30, 2017 compared to the same period in 2016 due to lower TPD application volume. On August 15, 2017, the Department provided an update on its Direct Loan servicing contract with performance metrics results for the period January 1, 2017 through June 30, 2017 and new volume allocations for its student loan servicers based on these results. The new performance results had the Company ranked fourth among all TIVAS and NFP servicers, which resulted in the Company being allocated 11 percent of new student loan servicing volume for the period September 1, 2017 through February 28, 2018. The Company ranked second among the four large TIVAS, with Great Lakes ranking first.

FFELP servicing	3,979	4,541	11,693	11,864	Decrease due to conversion revenue recognized during the third quarter of 2016. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.
Private education and consumer loan servicing	7,596	4,142	20,535	10,715	Increase due to growth in loan servicing volume from existing and new clients.
FFELP guaranty servicing	—	—	—	2,349
The Company’s remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty servicing revenue.

FFELP guaranty collection	—	—	—	7,211
The Company’s remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016, and after this date the Company has no remaining guaranty collection revenue. The Company incurred collection costs that were directly related to guaranty collection revenue.

Software services	4,430	4,491	13,093	13,753
The majority of software services revenue relates to providing hosted student loan servicing. The decrease in 2017 as compared to 2016 was due to (i) a not-for-profit servicer exiting the loan servicing business in August 2016, resulting in a transfer of its servicing volume to the Company that is included in the Company's government servicing volume; (ii) a shift in the composition of loans serviced by remote hosted customers from borrowers in higher paying repayment status to in-school status; and (iii) a decrease in revenue from other software service products. These decreases were partially offset by an increase in the number of remote hosted borrowers.

Other	1,351	1,017	4,349	2,737	Increase due to growth in contact center outsourcing activities.
Loan systems and servicing revenue	$55,950	54,350	167,079	161,082

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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2017	2016	2017	2016
Net interest income	$5	2	10	7
Tuition payment processing, school information, and campus commerce revenue	35,450	33,071	113,293	102,211	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.
Salaries and benefits	17,432	15,979	50,986	45,859
Increase due to additional personnel to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Depreciation and amortization	2,316	2,929	7,053	7,711
Other expenses	4,224	4,149	14,072	13,122
Increase due to additional costs to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan and campus commerce systems and products.

Intersegment expenses, net	2,219	1,616	6,430	4,690	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	26,191	24,673	78,541	71,382
Income before income taxes	9,264	8,400	34,762	30,836
Income tax expense	(3,520)	(3,192)	(13,210)	(11,718)
Net income	$5,744	5,208	21,552	19,118
Before tax operating margin	26.1%	25.4%	30.7%	30.2%

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2017	2016	2017	2016
Net interest income (expense)	$(1,550)	(318)	(3,365)	(670)
Allo has a line of credit with Nelnet, Inc. (parent company). The interest expense incurred by Allo and related interest income earned by Nelnet, Inc. is eliminated for the Company's consolidated financial statements. The average outstanding balance on this line of credit for the three months ended September 30, 2017 and 2016 was $131.4 million and $35.7 million, respectively, and $98.3 million and $24.6 million for the nine months ended September 30, 2017 and 2016, respectively. The proceeds from debt were used by Allo for network capital expenditures and related expenses.

Communications revenue	6,751	4,343	17,577	13,167
Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for Allo in the tables below.

Salaries and benefits	4,099	2,325	10,489	4,792
Since the acquisition of Allo on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2015, September 30, 2016, December 31, 2016, and September 30, 2017, Allo had 97, 279, 318, and 464 employees, respectively, including part-time employees. Allo also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as Allo builds its network.

Depreciation and amortization	3,145	1,630	7,880	4,137
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

Cost to provide communications services	2,632	1,784	6,789	5,169	Cost of services and products primarily associated with television programming costs.
Other expenses	2,278	1,545	5,422	3,110
Other operating expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, personal property taxes, and provision for losses on accounts receivable. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses, net	470	279	1,472	610	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,624	7,563	32,052	17,818
Loss before income taxes	(7,423)	(3,538)	(17,840)	(5,321)
Income tax benefit	2,821	1,344	6,779	2,022
Net loss	$(4,602)	(2,194)	(11,061)	(3,299)
The Company anticipates this operating segment will be dilutive to consolidated earnings over the next several years as it continues to build its network in Lincoln, Nebraska, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional Information:
Net loss	$(4,602)	(2,194)	(11,061)	(3,299)
Net interest expense	1,550	318	3,365	670
Income tax benefit	(2,821)	(1,344)	(6,779)	(2,022)
Depreciation and amortization	3,145	1,630	7,880	4,137
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(2,728)	(1,590)	(6,595)	(514)	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for Allo is summarized in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Residential revenue	$4,691	2,643	11,862	7,695
Business revenue	2,003	1,565	5,514	4,777
Other revenue	57	135	201	695
Total revenue	$6,751	4,343	17,577	13,167

Net loss	$(4,602)	(2,194)	(11,061)	(3,299)
EBITDA (a)	(2,728)	(1,590)	(6,595)	(514)

Capital expenditures	29,417	12,610	78,430	24,647

Revenue contribution:
Internet	46.7%	40.5%	44.6%	38.5%
Television	30.8	32.5	30.7	32.2
Telephone	20.6	27.2	22.5	27.1
Other	1.9	(0.2)	2.2	2.2
	100.0%	100.0%	100.0%	100.0%

	As of September 30, 2017	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016	As of September 30, 2016	As of June 30, 2016	As of March 31, 2016	As of December 31, 2015
Residential customer information:
Households served	16,394	12,460	10,524	9,814	8,745	8,314	7,909	7,600
Households passed (b)	54,815	45,880	34,925	30,962	22,977	22,977	21,274	21,274
Total households in current markets (c)	137,500	137,500	137,500	137,500	137,500	137,500	137,500	28,874

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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Portfolio

As of September 30, 2017, the Company had a $22.5 billion student loan portfolio that management anticipates will amortize over the next approximately 25 years. For a summary of the Company’s student loan portfolio as of September 30, 2017 and December 31, 2016, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$23,390,300	26,754,560	25,103,643	28,555,749
Loan acquisitions	37,532	52,667	142,386	238,595
Repayments, claims, capitalized interest, and other	(446,588)	(660,074)	(1,643,049)	(1,989,806)
Consolidation loans lost to external parties	(267,331)	(327,766)	(889,067)	(940,413)
Loans sold	—	(22)	—	(44,760)
Ending balance	$22,713,913	25,819,365	22,713,913	25,819,365

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance that management believes is appropriate to absorb losses, net of recoveries, inherent in the portfolio of student loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016, and a summary of the Company's student loan delinquency amounts as of September 30, 2017, December 31, 2016, and September 30, 2016, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses for federally insured loans was $7.0 million for the three months ended September 30, 2017. During the three months ended September 30, 2017, the Company determined an additional allowance was necessary related to a $1.6 billion (principal balance as of September 30, 2017) portfolio of federally insured loans that were purchased in 2014 and 2015, and recognized $5.0 million (pre-tax) in provision expense related to these loans.

Provision for loan losses for federally insured loans was also $7.0 million for the three months ended September 30, 2016. During the three months ended September 30, 2016, the Company determined an additional allowance was necessary related to a $1.2 billion (principal balance as of September 30, 2016) portfolio of federally insured rehabilitation loans that were purchased in 2012 and 2013, and recognized $5.0 million (pre-tax) in provision expense related to these loans.

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

The Company recorded a negative provision for private education loan losses for the three and nine months ended September 30, 2017 and 2016 due to better than expected credit performance.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Variable student loan yield, gross	3.62%	2.93%	3.44%	2.87%
Consolidation rebate fees	(0.85)	(0.83)	(0.84)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.07	0.06	0.07	0.06
Variable student loan yield, net	2.84	2.16	2.67	2.10
Student loan cost of funds - interest expense	(2.09)	(1.44)	(1.91)	(1.36)
Student loan cost of funds - derivative settlements (b) (c)	(0.07)	(0.01)	(0.04)	(0.01)
Variable student loan spread	0.68	0.71	0.72	0.73
Fixed rate floor income, gross	0.42	0.63	0.47	0.64
Fixed rate floor income - derivative settlements (b) (d)	0.07	(0.08)	0.03	(0.07)
Fixed rate floor income, net of settlements on derivatives	0.49	0.55	0.50	0.57
Core student loan spread	1.17%	1.26%	1.22%	1.30%

Average balance of student loans	$23,188,577	26,368,507	23,948,108	27,305,128
Average balance of debt outstanding	22,892,789	26,235,053	23,687,067	27,188,069

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

(b)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (student loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.  See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement Impact" in note 4 and in this table.

(c)	Reflects the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.

(d)	Derivative settlements include the net settlements paid/received related to the Company’s floor income interest rate swaps.

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

Variable student loan spread decreased during the three months ended September 30, 2017 as compared to the same period in 2016 due to an increase in derivative settlements paid related to the Company's 1:3 basis swaps.

The primary difference between variable student loan spread and core student loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core student loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed rate floor income, gross	$24,586	41,509	84,382	131,720
Derivative settlements (a)	3,883	(5,157)	5,877	(15,241)
Fixed rate floor income, net	$28,469	36,352	90,259	116,479
Fixed rate floor income contribution to spread, net	0.49%	0.55%	0.50%	0.57%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2017 and 2016 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. The decrease in gross fixed rate floor income for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was due to an increase in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2017	2016	2017	2016
Net interest income after provision for loan losses	$67,894	93,318	218,763	281,861	See table below for additional analysis.
Other income	2,753	4,265	9,152	12,362
The primary component of other income is borrower late fees, which were $2.7 million and $3.2 million for the three months ended September 30, 2017 and 2016, respectively, and $9.1 million and $9.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Gain from debt repurchases	116	2,160	1,097	2,260	Gains were from the Company repurchasing its own asset-backed debt securities.
Derivative settlements, net	(382)	(6,028)	(1,721)	(17,596)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value and foreign currency transaction adjustments, net	7,702	42,546	(23,121)	(8,763)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income (expense)	10,189	42,943	(14,593)	(11,737)
Salaries and benefits	392	486	1,156	1,504
Loan servicing fees	7,939	5,880	19,584	20,024
Increase for the three months ended September 30, 2017 compared to the same period in 2016 due to a payment of $2.8 million in conversion fees related to a transfer of loans in August 2017 from a third-party servicer to the LSS operating segment's servicing platform. Excluding the $2.8 million conversion fee paid in the third quarter of 2017, loan servicing fees paid to third parties decreased $0.7 million and $3.2 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to runoff of the Company's student loan portfolio and transfers of loans in August 2017 and June 2016 from third-party servicers to the LSS operating segment's servicing platform.

Other expenses	1,451	1,769	4,269	4,766
Intersegment expenses, net	10,659	11,146	31,114	34,791
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s student loan portfolio. These amounts exceed the actual cost of servicing the loans. Decrease due to a decrease in loans serviced by the LSS operating segment during the comparable periods due to portfolio runoff. In addition, intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	20,441	19,281	56,123	61,085
Total operating expenses were 35 basis points and 29 basis points of the average balance of student loans for the three months ended September 30, 2017 and 2016, respectively, and 31 basis points and 30 basis points for the nine months ended September 30, 2017 and 2016, respectively. When excluding the $2.8 million conversion fees paid in August 2017 to a third-party to transfer loans to the LSS operating segment's servicing platform, total operating expenses were 30, 29, 30 and 30 basis points for the three months ended September 30, 2017 and 2016 and nine months ended September 30, 2017 and 2016, respectively.

Income before income taxes	57,642	116,980	148,047	209,039
Income tax expense	(21,904)	(44,571)	(56,258)	(79,434)
Net income	$35,738	72,409	91,789	129,605

Additional information:
Net income	$35,738	72,409	91,789	129,605
Derivative market value and foreign currency transaction adjustments, net	(7,702)	(42,546)	23,121	8,763
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments. Net income, excluding derivative market value and foreign currency transaction adjustments, decreased in 2017 as compared to 2016 due to (i) a decrease in the Company's student loan portfolio, (ii) a decrease in core student loan spread, (iii) a $2.8 million ($1.7 million after tax) expense related to conversion fees paid in August 2017 to a third-party to transfer loans to the LSS operating segment's servicing platform, and (iv) an increase in interest income of $8.2 million ($5.1 million after tax) recognized in the third quarter of 2016 related to a correction of an error as further described in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Net tax effect	2,927	16,167	(8,786)	(3,330)
Net income, excluding derivative market value and foreign currency transaction adjustments	$30,963	46,030	106,124	135,038

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2017	2016	2017	2016
Variable interest income, gross	$211,785	194,877	616,474	585,299	Increase due to an increase in the gross yield earned on student loans, partially offset by a decrease in the average balance of student loans.
Consolidation rebate fees	(48,986)	(55,131)	(151,469)	(170,352)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	4,371	12,466	13,064	21,109
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

Variable interest income, net	167,170	152,212	478,069	436,056
Interest on bonds and notes payable	(120,487)	(94,770)	(338,987)	(276,124)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	(4,265)	(871)	(7,598)	(2,355)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.
Variable student loan interest margin, net of settlements on derivatives (a)	42,418	56,571	131,484	157,577
Fixed rate floor income, gross	24,586	41,509	84,382	131,720
The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has decreased due to the rising interest rate environment. Derivative settlements include the net settlements paid/received related to the Company’s floor income interest rate swaps.

Derivative settlements, net (a)	3,883	(5,157)	5,877	(15,241)	Derivative settlements include the settlements paid/received related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	28,469	36,352	90,259	116,479
Core student loan interest income	70,887	92,923	221,743	274,056
Investment interest	3,213	980	6,210	2,614	Increase due to a higher balance of interest-earning investments and an increase in interest rates.
Intercompany interest	(588)	(613)	(1,911)	(1,905)
Provision for loan losses - federally insured loans	(7,000)	(7,000)	(11,000)	(11,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision for loan losses - private education loans	1,000	1,000	2,000	500
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$67,512	87,290	217,042	264,265

(a)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core student loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the periods presented in the table under the caption "Income Statement Impact" in note 4 and in this table.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Loan Systems and Servicing and Tuition Payment Processing and Campus Commerce operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the following Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and capital needs to expand Allo's communications network in the Company's Communications operating segment.

Sources of Liquidity and Available Capacity

The Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company's net cash provided from operating activities was $230.3 million and $325.3 million, respectively.

As of September 30, 2017, the Company had cash and cash equivalents of $254.4 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $75.4 million as of September 30, 2017.

The Company also has a $350.0 million unsecured line of credit that matures on December 12, 2021. As of September 30, 2017, there was $210.0 million outstanding on the unsecured line of credit and $140.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2017, the Company holds $81.1 million (par value) of its own asset-backed securities.

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

On October 18, 2017, the Company entered into an agreement to purchase 100 percent of the outstanding stock of Great Lakes for a purchase price of $150.0 million in cash. The transaction is scheduled to close on January 1, 2018, subject to customary closing conditions. The Company plans to finance the acquisition with existing cash and by using its $350.0 million unsecured line of credit.

Cash Flows

During the nine months ended September 30, 2017, the Company generated $230.3 million from operating activities, compared to $258.8 million for the same period in 2016. The decrease in cash provided by operating activities reflects the decrease in net income, changes in the adjustments to net income from derivative market value adjustments and the impact of changes in accounts receivable and accrued interest payable during the nine months ended September 30, 2017 as compared to the same period in 2016. These factors were partially offset by an increase in the adjustments to net income for depreciation and amortization, changes in adjustments for foreign currency transaction adjustments, the impact of changes in other liabilities, and net proceeds received in 2017 from the Company's clearinghouse to settle variation margin.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of student loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund student loans. Cash provided by investing activities for the nine months ended September 30, 2017 and 2016 was $2.5 billion and $2.7 billion, respectively. Cash used in financing activities was $2.6 billion and $2.9 billion for the nine months ended September 30, 2017 and 2016, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Student Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by student loan assets and related collateral.

	As of September 30, 2017
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$21,632,934	8/25/21 - 9/25/65
FFELP warehouse facilities	745,107	11/19/19 - 4/27/20
	$22,378,041

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

As of September 30, 2017, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.93 billion as detailed below.  The $1.93 billion includes approximately $821.9 million (as of September 30, 2017) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "student loans receivable," "restricted cash," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2017.  As of September 30, 2017, the Company had $21.9 billion of loans included in asset-backed securitizations, which represented 96.5 percent of its total FFELP and private education student loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2017, private education loans funded with cash on the balance sheet, and loans acquired subsequent to September 30, 2017.

Asset-backed Securitization Cash Flow Forecast
$1.93 billion
(dollars in millions)
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $220 million to $250 million.

Interest rates:  The Company funds a majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $95 million to $115 million.

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

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2017, the Company had three FFELP warehouse facilities with an aggregate maximum financing amount available of $1.2 billion, of which $0.7 billion was outstanding, and $0.5 billion was available for additional funding. Of the three facilities, one facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other two FFELP warehouse facilities have static advance rates that require initial equity for loan funding, but do not require increased equity based on market movements. As of September 30, 2017, the Company had $28.4 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2017, $461.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2017, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay additional variation margin to a third-party clearinghouse. Derivative contracts executed through a clearinghouse require daily movement of variation margin to be exchanged based on the net fair value of the contracts. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment

Allo has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In the first quarter of 2016, Allo announced plans to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and surrounding states over the next several years. For the nine months ended September 30, 2017, Allo's capital expenditures were $78.4 million. The Company anticipates total Allo network capital expenditures of approximately $30.0 million in the fourth quarter of 2017 and approximately $100.0 million in 2018. However, such amounts could change based on customer demand for Allo's services. Allo had a $200.0 million line of credit with Nelnet, Inc. (parent company) that was increased on September 30, 2017 by $70.0 million to a total of $270.0 million, which Allo uses for its operating activities and capital expenditures. The outstanding amount owed by Allo to Nelnet, Inc. and the related interest expense incurred by Allo and the interest income recognized by Nelnet, Inc. under this line of credit is eliminated in the Company's consolidated financial statements. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund Allo's operating activities and capital expenditures.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of December 12, 2021.  As of September 30, 2017, the unsecured line of credit had $210.0 million outstanding and $140.0 million was available for future use. Upon the maturity date in 2021, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity date of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes, and the amendments described above were made to the indenture. As of September 30, 2017, the Company had $20.5 million of Hybrid Securities that remain outstanding.

The Company also has two notes payable, which were each issued by TDP Phase Three, LLC ("TDP") on December 30, 2015 in connection with the development of a commercial building in Lincoln, Nebraska that is to be the new corporate headquarters for Hudl, a related party. TDP is an entity established during 2015 for the sole purpose of developing and operating this building. The Company owns 25 percent of TDP. However, because the Company plans to be a tenant in this building once the development is complete, the operating results of TDP are included in the Company's consolidated financial statements. As of September 30, 2017, one of the TDP notes has $12.0 million outstanding with a maturity date of March 31, 2023; the other TDP note has $6.4 million outstanding with a maturity date of December 15, 2045. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 4 of the notes to consolidated financial statements included in the 2016 Annual Report for information on debt repurchased by the Company during the years 2014 through 2016 and note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for debt repurchased by the Company during the nine months ended September 30, 2017.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the third quarter of 2017, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2017	31,716	$1,369	43.18
Quarter ended June 30, 2017	384,061	16,826	43.81
Quarter ended September 30, 2017	947,794	45,136	47.62
Total	1,363,571	$63,331	46.44

Subsequent to September 30, 2017, from October 1, 2017 through November 7, 2017, the Company has repurchased an additional 69,541 shares of Class A common stock for $3.5 million ($50.45 per share). These purchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As of November 7, 2017, 3,179,339 shares remain authorized for repurchase under the Company's stock repurchase program.

Dividends

On September 15, 2017, the Company paid a third quarter 2017 cash dividend on the Company's Class A and Class B common stock of $0.14 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2017 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.16 per share. The fourth quarter cash dividend will be paid on December 15, 2017 to shareholders of record at the close of business on December 1, 2017.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of the Company's critical accounting policies, which include allowance for loan losses, revenue recognition, consolidation of Variable Interest Entities, income taxes, and accounting for derivatives can be found in the Company's 2016 Annual Report. There were no significant changes to these critical accounting policies during the first nine months of 2017.

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

Classification and Measurement

In January 2016, the FASB issued accounting guidance regarding the recognition and measurement of financial assets and financial liabilities, which will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected.   The new guidance requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee), and requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  This guidance will be effective for the Company beginning January 1, 2018 and requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting. However, it does not currently believe the implementation will have a material impact to its financial statements.

Leases

In February 2016, the FASB issued accounting guidance regarding the accounting for leases. The new standard will require the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. In general, lease arrangements exceeding a twelve-month term will be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented with certain practical expedients available. It will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company currently expects to adopt the new standard on its effective date and to elect all of the standard's available practical expedients on adoption. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

Allowance for Loan Losses

In June 2016, the FASB issued accounting guidance regarding the measurement of credit losses on financial instruments, which will change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. The Company currently uses an incurred loss model when calculating its allowance for loan losses. As a result, the Company expects the new guidance will increase the allowance for loan losses. This guidance will be effective for the Company beginning January 1, 2020. Early application is permitted beginning January 1, 2019. This standard represents a significant departure from existing GAAP, and may result in significant changes to the Company's accounting for the allowance for loan losses. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

Statement of Cash Flows

In August 2016, the FASB issued accounting guidance regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  Among the cash flow matters addressed in the update are payments for costs related to debt prepayments or extinguishments, payments related to settlement of certain types of debt instruments, payments of contingent consideration made after a business combination, and distributions received from equity method investees, among others.  This guidance will be effective for the Company beginning January 1, 2018 with early adoption permitted.  The guidance will be applied using a retrospective transition method to each period presented, unless impracticable for specific cash flow matters, in which case the update would be applied prospectively as of the earliest date practicable.  The Company believes the adoption of this guidance will not have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued accounting guidance which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows.  This guidance will be effective for the Company beginning January 1, 2018 with early adoption permitted.  The amendments will be applied using a retrospective transition method to each period presented.  The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

Goodwill

In January 2017, the FASB issued accounting guidance which will eliminate the two-step process that requires identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The new standard will be effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2017		As of December 31, 2016
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$5,334,565	23.5%	$8,585,283	34.2%
Variable-rate loan assets	17,379,348	76.5	16,518,360	65.8
Total	$22,713,913	100.0%	$25,103,643	100.0%

Fixed-rate debt instruments	$109,251	0.5%	$131,733	0.5%
Variable-rate debt instruments	22,517,671	99.5	24,968,687	99.5
Total	$22,626,922	100.0%	$25,100,420	100.0%

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

No variable-rate floor income was earned by the Company during the nine months ended September 30, 2017 and 2016. A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed rate floor income, gross	$24,586	41,509	84,382	131,720
Derivative settlements (a)	3,883	(5,157)	5,877	(15,241)
Fixed rate floor income, net	$28,469	36,352	90,259	116,479

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of gross fixed rate floor income earned during 2017 and 2016 are due to historically low interest rates.  If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. Gross fixed rate floor income decreased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%.
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2017.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.5 - 3.99%	3.92%	1.28%	$1,090
4.0 - 4.49%	4.20%	1.56%	1,408,663
4.5 - 4.99%	4.71%	2.07%	851,229
5.0 - 5.49%	5.22%	2.58%	539,482
5.5 - 5.99%	5.67%	3.03%	379,443
6.0 - 6.49%	6.19%	3.55%	437,761
6.5 - 6.99%	6.70%	4.06%	421,737
7.0 - 7.49%	7.17%	4.53%	150,722
7.5 - 7.99%	7.71%	5.07%	252,994
8.0 - 8.99%	8.18%	5.54%	584,749
> 9.0%	9.05%	6.41%	202,455
			$5,230,325

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2017, the weighted average estimated variable conversion rate was 3.11% and the short-term interest rate was 125 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2017 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$1,350,000	1.07%
2019	3,250,000	0.97
2020	1,500,000	1.01
2025	100,000	2.32
	$6,200,000	1.02%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2017.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$20,692,662	—
3 month H15 financial commercial paper	Daily	1,146,947	—
3 month Treasury bill	Daily	647,675	—
3 month LIBOR (a) (b)	Quarterly	—	12,274,155
1 month LIBOR	Monthly	—	8,550,438
Auction-rate (c)	Varies	—	781,276
Asset-backed commercial paper (d)	Varies	—	596,395
Other (e)		1,074,851	1,359,871
		$23,562,135	23,562,135

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2017.

Maturity	Notional amount
2018	$4,000,000
2019	3,000,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$9,500,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2017 was one-month LIBOR plus 13.4 basis points.

(b)
As of September 30, 2017, the Company had Euro-denominated notes that repriced on the EURIBOR index. The Company had entered into a cross-currency interest rate swap that converted the EURIBOR index to three-month LIBOR. As a result, these notes are reflected in the three-month LIBOR category in the above table. See “Foreign Currency Exchange Risk” below.

(c)
The interest rates on certain of the Company's asset-backed securities are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). As of September 30, 2017, the Company was sponsor for $781.3 million of Auction Rate Securities. Since February 2008, problems in the auction rate securities market as a whole have led to failures of the auctions pursuant to which the Company's Auction Rate Securities' interest rates are set. As a result, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

(d)	The interest rates on certain of the Company's warehouse facilities are indexed to asset-backed commercial paper rates.

(e)
Assets include accrued interest receivable and restricted cash.  Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(9,044)	(13.1)%	$(16,828)	(24.4)%	$(3,296)	(4.8)%	$(9,889)	(14.3)%
Impact of derivative settlements	14,179	20.5	42,534	61.6	1,890	2.7	5,671	8.2
Increase (decrease) in net income before taxes	$5,135	7.4%	$25,706	37.2%	$(1,406)	(2.1)%	$(4,218)	(6.1)%
Increase (decrease) in basic and diluted earnings per share	$0.08		$0.38		$(0.02)		$(0.06)

	Three months ended September 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,758)	(12.6)%	$(31,121)	(23.6)%	$(3,987)	(3.0)%	$(11,960)	(9.1)%
Impact of derivative settlements	15,775	11.9	47,324	35.9	436	0.3	1,307	1.0
Increase (decrease) in net income before taxes	$(983)	(0.7)%	$16,203	12.3%	$(3,551)	(2.7)%	$(10,653)	(8.1)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$0.24		$(0.05)		$(0.15)

	Nine months ended September 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(30,205)	(16.2)%	$(54,221)	(29.1)%	$(10,314)	(5.5)%	$(30,943)	(16.6)%
Impact of derivative settlements	45,396	24.3	136,182	73.1	4,368	2.3	13,105	7.0
Increase (decrease) in net income before taxes	$15,191	8.1%	$81,961	44.0%	$(5,946)	(3.2)%	$(17,838)	(9.6)%
Increase (decrease) in basic and diluted earnings per share	$0.23		$1.20		$(0.08)		$(0.25)

	Nine months ended September 30, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(52,798)	(21.5)%	$(97,144)	(39.4)%	$(12,235)	(4.9)%	$(36,705)	(14.9)%
Impact of derivative settlements	45,025	18.3	135,074	55.0	2,776	1.1	8,327	3.4
Increase (decrease) in net income before taxes	$(7,773)	(3.2)%	$37,930	15.6%	$(9,459)	(3.8)%	$(28,378)	(11.5)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$0.55		$(0.14)		$(0.41)

Foreign Currency Exchange Risk

In 2006, the Company issued €352.7 million of student loan asset-backed Euro Notes (the "Euro Notes") with an interest rate based on a spread to the EURIBOR index. As a result, the Company was exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The Company entered into a cross-currency interest rate swap in connection with the issuance of the Euro Notes. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information, including a summary of the terms of the cross-currency interest rate swap associated with the Euro Notes and the related financial statement impact.

On October 25, 2017, the Company completed a remarketing of the Euro Notes which reset the principal amount outstanding on the Euro Notes to $450.0 million U.S. dollars, with an interest rate based on the 3-month LIBOR index, and resulted in the termination of the cross-currency interest rate swap. See note 14 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on this remarketing.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2017 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2017	318,610	$47.83	318,200	3,875,613
August 1 - August 31, 2017	325,983	46.84	325,983	3,549,630
September 1 - September 30, 2017	303,201	48.24	300,750	3,248,880
Total	947,794	$47.62	944,933

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 410 shares, 0 shares, and 2,451 shares in July, August, and September, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

NELNET, INC.

Date:	November 7, 2017	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	November 7, 2017	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer