Form 10-K
period 2017-12-31
NELNET INC
filed 2018-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X]   Accelerated filer [ ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [  ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $47.01 per share, was $1,027,524,695. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2018, there were 29,343,603 and 11,468,587 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2018 Annual Meeting of Shareholders, scheduled to be held May 24, 2018, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2017

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements.  These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:

•
loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, and consumer loans and initiatives to purchase additional FFELP, private education, and consumer loans, and risks from changes in levels of loan prepayment or default rates;

•
financing and liquidity risks, including risks of changes in the general interest rate environment and in the securitization and other financing markets for loans, including adverse changes resulting from slower than expected payments on student loans in FFELP securitization trusts, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

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

•
the uncertain nature of the expected benefits from the acquisition of Great Lakes Educational Loan Services, Inc. ("Great Lakes") on February 7, 2018 and the ability to successfully integrate technology, shared services, and other activities and successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contract between the Company and the Department accounted for 21 percent of the Company's revenue in 2017, risks to the Company related to the Department's initiative to procure new contracts for federal student loan servicing, including the risk that the Company on a post-Great Lakes acquisition basis may not be awarded a contract, risks related to the development by the Company and Great Lakes of a new student loan servicing platform, including risks as to whether the expected benefits from the new platform will be realized, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of FFELP, Federal Direct Loan Program, and private education and consumer loans;

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

PART I.
ITEM 1. BUSINESS

Overview

Nelnet, Inc. (the “Company”) is a diverse company with a focus on delivering education-related products and services and loan asset management. The largest operating businesses engage in student loan servicing, tuition payment processing and school information systems, and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the Federal Family Education Loan Program. A detailed description of the FFEL Program is included in Appendix A to this report.

The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”) discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires that all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans.

As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2017, the Company had a $21.8 billion loan portfolio, consisting primarily of FFELP loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.5 years. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. However, since July 1, 2010, which is the effective date on and after which no new loans can be originated under the FFEL Program, the Company has purchased $21.4 billion of FFELP loans from other FFELP loan holders looking to adjust their FFELP businesses. The Company believes there may be additional opportunities to purchase FFELP portfolios to generate incremental earnings and cash flow. However, since all FFELP loans will eventually run off, a key objective of the Company is to reposition the Company for the post-FFELP environment.

To reduce its reliance on interest income on student loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business acquisitions. In addition, in 2009, the Company began servicing federally owned student loans for the Department. As of December 31, 2017, the Company was servicing $172.7 billion of student loans for 5.9 million borrowers on behalf of the Department.

Recent Developments

On February 7, 2018, the Company acquired 100 percent of the outstanding stock of Great Lakes for a purchase price of $150.0 million in cash.  Nelnet Servicing, LLC (“Nelnet Servicing”), a subsidiary of the Company, and Great Lakes are two of the four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) that have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department.

Going forward, Great Lakes and the Company will continue to service their respective government-owned portfolios on behalf of the Department, while maintaining their distinct brands, independent servicing operations, and teams. Likewise, each entity will continue to compete for new student loan volume under its respective existing contract with the Department. Nelnet will integrate technology, as well as shared services and other activities, to become more efficient and effective in meeting borrower needs.

Headquartered in Madison, Wisconsin, Great Lakes has approximately 1,800 employees and as of December 31, 2017, Great Lakes was servicing $224.4 billion in government-owned student loans for 7.5 million borrowers, $10.7 billion in FFELP loans for almost 479,000 borrowers, and $8.5 billion in private education and consumer loans for over 415,000 borrowers.

The operating results of Great Lakes will be included in the Company's Loan Systems and Servicing operating segment beginning February 7, 2018.

Operating Segments

The Company has four reportable operating segments summarized below.

Loan Systems and Servicing

•	Referred to as Nelnet Diversified Solutions (“NDS”)

•	Focuses on student loan servicing, consumer loan origination and servicing, student loan servicing-related technology solutions, and outsourcing services for lenders and other entities

•	Includes the brands Nelnet Loan Servicing, Firstmark Services, GreatNet Solutions, and Proxi

Tuition Payment Processing and Campus Commerce

•	Referred to as Nelnet Business Solutions (“NBS”)

•
Focuses on tuition payment plans and billings, financial needs assessment services, online payment and refund processing, school information system software, payment technologies, and professional development and educational instruction services

•	Includes the brands FACTS Management, Nelnet Campus Commerce, RenWeb, PaymentSpring, and FACTS Education Solutions

Communications

•	Includes the operations of ALLO Communications LLC ("ALLO")

•	Focuses on providing fiber optic service directly to homes and businesses for internet, broadband, telephone, and television services

Asset Generation and Management

•	Includes the acquisition and management of the Company's student and other loan assets

Segment Operating Results

The Company's reportable operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. The Company includes separate financial information about its reportable segments, including revenues, net income or loss, and total assets for each of the Company's reportable segments, for the last three fiscal years in note 15 of the notes to consolidated financial statements included in this report. For segment reporting purposes, business activities and operating segments that are not reportable are combined and included in "Corporate and Other Activities."

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

In addition, this segment provided servicing, outsourcing services, and collection services to two FFELP guaranty agencies. The contract with one agency expired on October 31, 2015, and was not renewed. The remaining guaranty agency customer exited the FFELP guaranty business at the end of its contract term on June 30, 2016. After the expiration of this contract, the Company has no remaining guaranty revenue.

As of December 31, 2017, the Company serviced $211.4 billion of student loans for 7.8 million borrowers. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Systems and Servicing Operating Segment - Results of Operations - Student Loan Servicing Volumes" for additional information related to the Company's servicing volume.

Servicing federally-owned student loans for the Department

As previously discussed, the Company is one of four large private sector companies, or TIVAS, awarded a student loan servicing contract by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. Under the servicing contract, the Company earns a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by the Company. The amount paid per each unique borrower is dependent on the status of the borrower (e.g., in school or in repayment). As of December 31, 2017, the Company was servicing $172.7 billion of student loans for 5.9 million borrowers under its contract with the Department. The Department is the Company's largest customer, representing 21 percent of the Company's revenue in 2017.

The servicing contract with the Department is currently scheduled to expire on June 16, 2019. In April 2016, the Department announced a new contract procurement process to acquire a single servicing platform to manage all student loans owned by the Department. In May 2016, Nelnet Servicing and Great Lakes submitted a joint response to the procurement as part of their GreatNet Solutions, LLC ("GreatNet") joint venture created to respond to the contract solicitation process and to provide services under a new contract in the event that the Department selects it for a contract award.

On August 1, 2017, the Department canceled the prior procurement process. On February 20, 2018, the Department’s Office of Federal Student Aid ("FSA") released information regarding a new contract procurement process.  The contract solicitation process is divided into two phases.  Responses for Phase One are due on April 6, 2018.  The contract solicitation requests responses from interested vendors for nine components, including:

•	Component A: Enterprise-wide digital platform and related middleware

•	Component B: Enterprise-wide contact center platform, customer relationship management (CRM), and related middleware

•	Component C: Solution 3.0 (core processing, related middleware, and rules engine)

•	Component D: Solution 2.0 (core processing, related middleware, and rules engine)

•	Component E: Solution 3.0 business process operations

•	Component F: Solution 2.0 business process operations

•	Component G: Enterprise-wide data management platform

•	Component H: Enterprise-wide identity and access management (IAM)

•	Component I: Cybersecurity and data protection
The solicitation indicates Component C (Solution 3.0) is anticipated to be tailored for new customers and Component D (Solution 2.0) is anticipated to serve as the primary environment for FSA’s existing customers. After Solution 3.0 is deployed, FSA will determine the best distribution of loans between Solution 2.0 and Solution 3.0. In addition, more than one business process solution may be selected for Components E and F.

Vendors may provide a response for an individual, multiple, or all components.  The Company intends to respond to Phase One of the solicitation.

The Department also has contracts with 31 not-for-profit ("NFP") entities to service student loans, although five NFP servicers currently service the volume allocated to these 31 entities. One NFP servicer exited the Federal Direct Loan Program servicing business in August 2016. The Company licenses its remote-hosted servicing software to three of the five NFP servicers.

New loan volume was historically allocated by the Department among the four TIVAS based on certain performance metrics established by the Department beginning in 2010. The Department currently allocates new loan volume among the TIVAS and NFP servicers based on the following performance metrics:

•	Two metrics measure the satisfaction among separate customer groups, including borrowers (35 percent) and Federal Student Aid personnel who work with the servicers (5 percent).

•
Three metrics measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default as reflected by the percentage of borrowers in current repayment status (30 percent), percentage of borrowers more than 90 days but fewer than 271 days delinquent (15 percent), and percentage of borrowers over 270 days and fewer than 361 days delinquent (15 percent). The loans are evaluated in 15 different loan portfolio stratifications to account for differences in portfolios.

The allocation of ongoing volume is determined twice each year based on the performance of each servicer in relation to the other servicers. Quarterly results are compiled for each servicer. The average of the September and December quarter-end results are used to allocate volume for the period from March 1 to August 31, and the average of the March and June quarter-end results are used to allocate volume for the period from September 1 to February month end, of each year.

The following table shows the Company's rankings and percent of new volume allocated to the Company since the inception of the Department's allocations of new loan volume based on performance metrics methodologies under this contract:

	Initial Metrics (a)						Revised Metrics, NFPs received 25% of volume (b)		Current Metrics (Common Metrics for TIVAS and NFPs)
Performance Evaluation Period	1	2	3	4	5		6	7	8	9	10	11
Defaulted borrower #	4	4	1	1	2	Borrower survey	2	2	1	4	2	2
Defaulted borrower $	4	4	1	1	2	FSA survey	2	2	2	4	4	3
Borrower survey	4	4	3	2	2	Current repay %	4	4	10	3	7	6
School survey	2	2	2	3	2	91-270 Repay %	4	4	10	6	7	7
FSA survey	3	3	3	3	4	271-360 Repay %	4	4	10	9	7	8
Overall ranking	4	4	1	1	2		4	4	8	5	5	4
Allocation	16%	16%	30%	30%	26%		14%	13%	8%	12%	11%	11%
Allocation period	August 15, 2010 - August 14, 2011	August 15, 2011 - August 14, 2012	August 15, 2012 - August 14, 2013	August 15, 2013 - August 14, 2014	August 15, 2014 - February 28, 2015		March 1, 2015 - August 31, 2015	September 1, 2015 - February 29, 2016	March 1, 2016 - June 30, 2016	July 1, 2016 - February 28, 2017	March 1, 2017 - August 31, 2017	September 1, 2017 - February 28, 2018

(a)	During the first five years of the servicing contract, the Department allocated 100 percent of new loan volume among the four TIVAS based on the following performance metrics:

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

(b)
For these performance evaluation periods (6 and 7 in the above table), the numerical rankings are among the four TIVAS, since the NFPs received a fixed 25 percent of the overall new loan volume. Prior to these evaluation periods, the NFPs serviced loans for up to 100,000 borrower accounts and were not subject to allocations based on performance.

Incremental revenue components earned by the Company from the Department (in addition to loan servicing revenues) include:

•
Administration of the Total and Permanent Disability (TPD) Discharge program. The Company processes applications for the TPD discharge program and is responsible for discharge, monitoring, and servicing TPD loans. Individuals who are totally and permanently disabled may qualify for a discharge of their federal student loans, and the Company processes applications under the program and receives a fee from the Department on a per application basis, as well as a monthly servicing fee during the monitoring period. The Company is the exclusive provider of this service to the Department.

•
Origination of consolidation loans. Beginning in 2014, the Department implemented a process to outsource the origination of consolidation loans whereby each of the four TIVAS, and beginning in December 2017, each of the NFP servicers, receives Federal Direct Loan consolidation origination volume based on borrower choice. The Department pays the Company a fee for each completed consolidation loan application it processes. The Company services the consolidation volume it originates.

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

The Company serviced FFELP loans on behalf of 29 third-party servicing customers as of December 31, 2017. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts. Life of loan contract servicing essentially provides that as long as the loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.

The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down. However, the Company believes there may be opportunities to service additional FFELP loan portfolios from current FFELP participants as the program winds down.

Originating and servicing private education and consumer loans

The Loan Systems and Servicing operating segment conducts origination and servicing activities for private education and consumer loans.

Private education loans are non-federal loans made to students or their families; as such, the loans are not issued or guaranteed by the federal government. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or the borrowers' personal resources. Although similar in terms of activities and functions as FFELP loan servicing (i.e., application processing, disbursement processing, payment processing, customer service, statement distribution, and reporting), private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements.

The Company has invested in modernizing key technologies and services to position its consumer loan servicing business for the long-term, expanding services to include personal loan products and other consumer installment assets. Improvements allow for diversified products to be both originated and serviced with state-of-the-art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is a key growth area. In both back-up servicing and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.

The Company serviced private education and consumer loans on behalf of 27 third-party servicing customers as of December 31, 2017. In addition, the Company provides back-up servicing arrangements to assist nine entities for more than 800,000 borrowers. For a monthly fee, these arrangements require a 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer.

Providing student loan servicing software and other information technology products and services

The Loan Systems and Servicing operating segment provides data center services and student loan servicing software for servicing private education and federal loans. These proprietary software systems are used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2017, 2.8 million borrowers were hosted on the Company's hosted servicing software solution platforms.

Providing outsourced services including call center, processing, and marketing services

The Company provides business process outsourcing specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels.

Competition

The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry. The principal competitor for existing and prospective FFELP and private education loan servicing business is Navient Corporation ("Navient"). Navient is the largest for-profit provider of servicing functions. In contrast to its competitors, the Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.

With the elimination of new loan originations under the FFEL Program, four servicers, including the Company, were named by the Department in 2009 as servicers of federally-owned loans. The three other servicers are Great Lakes (now owned by the Company), FedLoan Servicing (Pennsylvania Higher Education Assistance Agency ("PHEAA")), and Navient. In addition, the Department has contracts with 31 NFP entities to service student loans that are serviced by five prime NFP servicers. These NFP entities were authorized in 2012 to begin servicing loans for existing borrower accounts. While previously these entities have only serviced existing loans, beginning in the first quarter of 2015, they began to receive a portion of new borrower loan activity. The Company currently licenses its hosted servicing software to 3 prime NFP servicers that represent 13 NFP organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to the NFP servicers.

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

Tuition Payment Processing and Campus Commerce

The Company's Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education). It also provides innovative education-focused technologies, services, and support solutions to help schools automate administrative processes and collect and process commerce data. The Company also provides to K-12 schools professional development and educational instruction services and provides payment technology and services for software platforms, businesses, and nonprofits beyond the K-12 and higher education space.

The majority of this segment's customers are located in the United States; however, the Company has begun providing its products and services in Australia, New Zealand, and Southeast Asia, and currently believes there are opportunities to increase its customer base and revenues internationally.

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Tuition Payment Processing and Campus Commerce Operating Segment - Results of Operations" for a discussion of the seasonality of the business in this operating segment.

K-12

In the K-12 market, the Company offers tuition management services, assistance with financial needs assessment and donor management, school information systems, and professional development and education instruction services. The Company provides services for nearly 11,500 K-12 schools and serves 2.2 million families representing 3.2 million students.

The Company is the market leader in actively managed tuition payment plans and financial needs assessment services. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow families to make monthly payments generally over 6 to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.

The Company's financial needs assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.

RenWeb provides school information systems to help schools automate administrative processes such as admissions, enrollment, scheduling, student billing, attendance, and grade book management. RenWeb's information systems software is sold as a subscription service to schools. RenWeb also offers a streamlined, social, and fully integrated learning management system to enhance classroom instruction for both teachers and students. The combination of RenWeb’s school administration software, learning management system, and the Company’s tuition management and financial needs assessment services has significantly increased the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.

Under the brand FACTS Education Solutions, the Company provides customized professional development services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advance learning and professional development while helping private schools identify and attain equitable participation in federal education programs.

Higher Education

The Company offers two principal products to the higher education market: actively managed tuition payment plans, and campus commerce technologies and payment processing. The Company provides service for 970 colleges and universities worldwide and serves 7 million students and families.

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

Non-education services

Under the brand PaymentSpring, the Company has expanded its customer base to include both education and non-education customers. PaymentSpring offers payment services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software.

Competition

The Company is the largest provider of tuition management and financial needs assessment services to the private and faith-based K-12 market in the United States. Competitors include financial institutions, tuition management providers, financial needs assessment providers, accounting firms, and a myriad of software companies.

In the higher education market, the Company targets business offices at colleges and universities. In this market, the primary competition is limited to only a few campus commerce and tuition payment providers, as well as solutions developed in-house by colleges and universities.

The Company's principal competitive advantages are (i) the customer service it provides to institutions and consumers, (ii) the technology provided with the Company's service, and (iii) the Company's ability to integrate its technology with the institution clients and their third party service providers. The Company believes its clients select products primarily based on technology features, functionality, and the ability to integrate with other systems, but price and service also impact the selection process.

Communications

On December 31, 2015, the Company acquired the majority of the membership interests of ALLO. ALLO derives its revenue primarily from the sale of telecommunication services, including internet, broadband, telephone, and television services, to business and residential customers in Nebraska, and specializes in high-speed internet and broadband services available through its all-fiber network. ALLO currently serves the Scottsbluff, Gering, Bridgeport, North Platte, Ogallala, Alliance, and Lincoln communities in Nebraska. ALLO began providing services in Lincoln, Nebraska in September 2016, as part of a multi-year project to pass substantially all commercial and residential properties in the community. In the fourth quarter of 2017, ALLO announced plans to expand its network to make services available in Hastings, Nebraska and Fort Morgan, Colorado.  This will expand total households in ALLO’s current markets from 137,500 to over 152,000.  In December 2017, the Fort Morgan city council approved a 40-year agreement with ALLO for ALLO to provide broadband service over a fiber network that the city will build and own, and ALLO will lease and operate to provide services to subscribers.  ALLO plans to continue expansion to additional communities in Nebraska and Colorado over the next several years.

Internet, broadband, and television services

Internet, broadband, and television services include data and video products and services to residential and business subscribers. ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds up to 1 gigabit per second for residential customers, depending on the nature of the network facilities that are available, the level of service selected, and the geographic market availability. ALLO also offers a variety of data connectivity services for businesses, including Ethernet services capable of multiple connections over ALLO's fiber-based networks. ALLO's Internet Protocol Television Video ("IPTV") services range from limited basic service to advanced television, which includes several plans, each with hundreds of local, national, and music channels, including premium and pay-per-view channels, as well as video on demand service. Subscribers may also subscribe to ALLO's advanced video services, which consist of high definition television, digital video recorders (“DVR”), and/or a whole home DVR. ALLO's whole home DVR gives customers the ability to watch recorded shows on any television in the house, record multiple shows at one time, and utilize an intuitive on-screen guide and user interface.

ALLO expects that internet and broadband services will continue to increase as a more significant component of its overall services, and offset the anticipated decline in traditional residential telephone and television services.

Telephone services

Local calling services include a full suite of telephone services, including basic services, primary rate interface ("PRI"), and session initiation protocol ("SIP"). ALLO's service plans include options for voicemail and other enhanced custom calling features including hunting, caller ID, call forwarding, and call waiting, among others. Services are charged at a fixed monthly rate or can be bundled with selected services at a discounted rate. ALLO provides a hosted private branch exchange ("PBX") package, which utilizes a soft switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system. The package bundles local service, calling features, and internet protocol (“IP”) business telephones.

Long-distance services include traditional domestic and international long distance, which enables customers to make calls that terminate outside their local calling area. These services also include toll-free calls and conference calling. ALLO offers a variety of long distance plans, including unlimited flat-rate calling plans, and offers a combination of subscription and usage fees.

Sales and marketing

The key components of ALLO's overall marketing strategy include:

•	Promoting the advantages of an all-fiber network connected directly to homes and businesses capable of delivering synchronous internet speeds of over one gigabit per second

•	Building complete fiber communities by passing all homes and businesses within its network

•	Organizing sales and marketing activities around consumer, enterprise, and carrier customers

•	Positioning ALLO as a single point of contact for customers’ communications needs

•	Providing customers with a broad array of internet, broadband, television, and telephone services and bundling these services whenever possible

•	Providing excellent local customer service, including 24/7/365 customer support to coordinate installation of new services, repair, and maintenance functions

•	Developing and delivering new services to meet evolving customer needs and market demands

•	Utilizing proven modern technology to deliver services

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

Network architecture and technology

ALLO has made significant investments in its technologically advanced telecommunications networks. As a result, ALLO is able to deliver high-quality, reliable internet, broadband, telephone, and television services through fiber optics. ALLO's wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network to the customer premises, ALLO can increase its service offerings, quality, and bandwidth services. ALLO's existing fiber network enables it to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing number of internet devices in the home. ALLO's all-fiber network enhances its operating efficiencies by facilitating new network and technology choices that provide for lower costs to operate. ALLO's networks are supported by an advanced digital telephone switch and IPTV service platform. The digital switch provides all local telephone customers with access to a full suite of telecommunication products, custom calling features, and value-added services. ALLO's fiber network utilizes fiber-to-the-premise (“FTTP”) networks to offer bundled residential and commercial services. ALLO leverages its high definition IPTV headend equipment to distribute content across its network, allowing it to provide a sharp video picture and to better manage costs of future channel additions and upgrades. ALLO's network provides substantially all of its marketable homes and businesses with bandwidth of 1 gigabit per second or more.

Growth strategy

As discussed previously, ALLO plans to increase its customer base with its superior all-fiber network by increasing its share in existing markets and entering additional markets currently served by carriers using traditional copper and coaxial cable in their telecommunications networks. Although the initial capital expenditures for most of these expansion efforts are expected to be significant, ALLO believes that its service delivery model will continue to generate customer demand sufficient to provide attractive returns on the capital investment. In addition, ALLO is focused on increasing revenues per customer by capitalizing on increased demand for bandwidth by commercial and residential customers.

Competition

Telecommunications businesses are highly competitive and continue to face increased competition as a result of technology changes and industry legislative and regulatory developments. ALLO faces actual or potential competition from many existing and emerging companies, including incumbent and competitive local telephone companies, long distance carriers and resellers, wireless companies, internet service providers ("ISPs"), satellite companies, cable television companies, and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. Due to consolidation and strategic alliances within the industry, ALLO cannot predict the number of competitors it will face at any given time. The wireless business has expanded significantly, causing many residential subscribers of traditional telephone services to discontinue those services and rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are referred to as “over-the-top” services that deliver video content to televisions and computers over the internet. Over-the-top services can include episodes of highly-rated television series in their current broadcast seasons. They also can include content that is related to broadcast or sports content that ALLO carries, but that is distinct and may be available only through the alternative source. Finally, the transition to digital broadcast television has allowed many consumers to obtain high definition local broadcast television signals (including many network affiliates) over-the-air, using a simple antenna. Consumers can pursue each of these options without foregoing any of the other options. The incumbent telephone carriers in the markets ALLO serves enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition, and connection to virtually all of ALLO's customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for its operations. ALLO's competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services ALLO offers. Their success in selling some services competitive with ALLO's can lead to revenue erosion in other related areas. ALLO faces intense competition in its markets for long distance, internet access, and other ancillary services that are important to ALLO's business and to its growth strategy.

Asset Generation and Management

The Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's loan assets, primarily its federally insured student loan portfolio. As of December 31, 2017, the Company's loan portfolio was $21.8 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis,” for further details related to the loan spread. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Loans consist of federally insured student loans, private education loans, and consumer loans. Federally insured student loans were originated under the FFEL Program. The Company's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. Substantially all of the Company's loan portfolio (98.8 percent as of December 31, 2017) is federally insured. The Company's portfolio of private education loans is subject to credit risk similar to other consumer loan assets. In 2017, the Company began to purchase consumer loans.

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

FFELP loans are guaranteed by state agencies or nonprofit companies designated as guarantors, with the Department providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program's soundness and accountability. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the Higher Education Act. When a borrower defaults on a FFELP loan, the Company submits a claim to the guarantor, who provides reimbursements of principal and accrued interest, subject to the applicable risk share percentage.

Origination and acquisition

The Reconciliation Act of 2010 discontinued originations of new FFELP loans, effective July 1, 2010.   However, the Company believes there will be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to adjust their FFELP businesses. For example, from July 1, 2010 through December 31, 2017, the Company purchased a total of $21.4 billion of FFELP student loans from various third parties. However, since all FFELP loans will eventually run off, a key objective of the Company is to reposition the Company for the post-FFELP environment. As such, the Company is actively expanding its private education and consumer loan portfolios. The Company's competition for the purchase of loan portfolios and residuals includes large banks, hedge funds, and other student loan finance companies.

Interest rate risk management

Since the Company generates a significant portion of its earnings from its loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects on the Company's results of operations as a result of the changing interest rate environments are further outlined in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”

Corporate and Other Activities

Whitetail Rock Capital Management, LLC ("WRCM")

As of December 31, 2017, WRCM, the Company's SEC-registered investment advisor subsidiary, had $874.3 million in asset-backed security assets, consisting primarily of student loan asset-backed securities, under management for third-party customers. WRCM earns annual management fees of 25 basis points for assets under management and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. During 2017, WRCM traded almost $1.3 billion for their customers, generating $10.1 million in performance fees. Assuming assets under management remain at their current levels, management fees should be relatively stable in future years. However, the Company currently anticipates that opportunities for WRCM to earn performance fees could be limited in future years.

Real estate and other investments
The Company makes investments to further diversify itself both within and outside of its historical core education-related businesses, including investments in real estate and start-up ventures. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company is headquartered. These investments include projects for the development of properties in Lincoln’s east downtown Telegraph District, where a new facility for the Company’s student loan servicing operations is located, and a building in Lincoln’s Haymarket District that is the new headquarters of Hudl, an online video analysis and coaching tools software company for athletes of all levels. The Company is also a tenant at Hudl's headquarters. As of December 31, 2017, the total amount of real estate investments by the Company was $49.5 million. In addition, the Company has a total equity investment in Hudl of $51.8 million. David S. Graff, a member of the Company’s board of directors, is a co-founder, the chief executive officer, and a director of Hudl.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to regulate a wide range of consumer financial products and services. The Company's student loan servicing business is subject to CFPB oversight authority.

In 2015, the CFPB conducted a public inquiry into student loan servicing practices throughout the industry and issued a report discussing public comments submitted in response to the inquiry, and suggesting a framework to improve borrower outcomes and reduce defaults, including the creation of consistent, industry-wide standards for the entire servicing market.

The CFPB has authority to draft new regulations implementing federal consumer financial protection laws, to enforce those laws and regulations, and to conduct examinations of the Company's operations to determine compliance. The CFPB’s authority includes the ability to assess financial penalties and fines and provide for restitution to consumers if it determines there have been violations of consumer financial protection laws. The CFPB also provides consumer financial education, tracks consumer complaints, requests data from industry participants, and promotes the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive, or abusive acts or practices and to ensure that all consumers have access to fair, transparent, and competitive markets for consumer financial products and services. The CFPB’s scrutiny of financial services has impacted participants’ approach to their services, including how the Company interacts with consumers.

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

As a third-party service provider to financial institutions, the Company is subject to periodic examination by the Federal Financial Institutions Examination Council (“FFIEC”). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks, the Federal Deposit Insurance Corporation ("FDIC"), and the CFPB, and to make recommendations to promote uniformity in the supervision of financial institutions.

Tuition Payment Processing and Campus Commerce

The Tuition Payment Processing and Campus Commerce operating segment provides tuition management services and school information software for K-12 schools and tuition management services and campus commerce solutions for higher education institutions. The Company also provides payments technologies and payment services for software platforms, businesses, and nonprofits beyond the K-12 and higher education space. As a service provider that takes payment instructions from institutions and their constituents and sends them to bank partners, the Company is directly or indirectly subject to a variety of federal and state laws and regulations. The Company's contracts with clients and bank partners require the Company to comply with these laws and regulations.

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

The Company's contracts with higher education institution clients also require the Company to comply with regulations promulgated by the Department regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act. On October 30, 2015, the Department amended cash management and other regulations to ensure students have convenient access to their Title IV funds, do not incur unreasonable fees, and are not led to believe they must open a financial account to receive such funds.

Communications

The telecommunications business is subject to extensive federal, state, and local regulation. Under the Telecommunications Act of 1996 (“Telecommunications Act”), federal and state regulators share responsibility for implementing and enforcing statutes and regulations designed to encourage competition and to preserve and advance widely available, quality telephone service at affordable prices.

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

The State of Nebraska Public Services Commission dictates service requirements and fees that have required ALLO to obtain franchises from each incorporated municipality in which it operates. ALLO is also required to obtain permits for street opening and construction, or for operating franchises to install and expand fiber optic facilities. These permits or other licenses or agreements typically require the payment of fees.

ALLO's aerial and underground construction operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. ALLO could also be subject to potential liabilities in the event it causes a release of hazardous substances or other environmental damage resulting from underground objects it encounters.

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

As the internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial email. ALLO's internet services are subject to the Communications Assistance for Law Enforcement Act ("CALEA") requirements regarding law enforcement surveillance. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the internet. Pending and future legislation in this area could adversely affect ALLO's operations as an ISP and relationship with internet customers. Additionally, the FCC and Congress are considering subjecting internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on ALLO's high-speed internet service. Also, the FCC and some state regulatory commissions direct certain subsidies to telephone companies deploying broadband to areas deemed to be “unserved” or “underserved.” State and local governmental organizations have also adopted internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new internet regulations or the adaptation of existing laws to the internet could adversely affect ALLO's business.

On June 12, 2015, the FCC Net Neutrality Order became effective. On December 14, 2017, the FCC voted to repeal the Open Internet Order and effectively the net neutrality rules. The previous rules prohibited ISPs from engaging in blocking, throttling, and paid prioritization, and transparency rules compelling the disclosure of network management policies were enhanced. The FCC was also granted the authority under the rules to hear complaints and take enforcement action if it determined that the interconnection activities of ISPs were not just and reasonable, or if ISPs failed to meet general obligations not to harm consumers or what are referred to as edge providers. The final version of the net neutrality repeal order restores the Federal Trade Commission's jurisdiction over broadband internet access services. The uncertainty around how the Federal Trade Commission will respond and challenges to the FCC repeal could limit ALLO’s ability to efficiently manage internet service and respond to operational and competitive challenges.

Although the FCC approved the repeal of Net Neutrality regulations, ALLO’s views on the consumer protection aspect of Net Neutrality remain intact. ALLO will continue to treat internet speeds and access as they were under Net Neutrality regulations.

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

IPTV operations require state or local franchise or other authorization in order to provide cable service to customers. ALLO is subject to regulation under a Communications Act framework that addresses such issues as the use of local streets and rights of way; the carriage of public, educational, and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; and similar issues. In addition, federal laws and FCC regulations place limits on the common ownership of cable systems and competing multichannel television distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area. The FCC has recently expanded its oversight and regulation of cable television-related matters. Federal law and regulations also affect numerous issues related to television programming and other content. Under federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other consideration as well. The current three-year cycle began on January 1, 2018. ALLO has negotiated agreements with the local television broadcast stations that would have been eligible for “must carry” treatment in each of its current markets. The contractual relationships between cable operators and most providers of content who are not television broadcast stations generally are not subject to FCC oversight or other regulation.

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

Corporate

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer and requiring the safeguarding of nonpublic personal information. For example, in the United States, the Company and its financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA and Regulation P govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices. With certain exceptions, the GLBA prohibits a financial institution from disclosing a consumer’s nonpublic personal information to a nonaffiliated third party unless the institution satisfies various notice requirements and the consumer does not elect to prevent, or “opt out of,” the disclosure. The GLBA also imposes specific requirements regarding the disclosure of customer account numbers and the reuse and redisclosure of information a financial institution provides to a third party. Additionally, the European Union ("EU") has adopted a General Data Protection Regulation ("GDPR"), which comes into effect in May 2018. The GDPR imposes significant new requirements on businesses that collect and process personal data of individuals residing in the EU, and provides for significant fines and other penalties for non-compliance. While the Company's operations are subject to certain provisions of these privacy laws, the Company has limited use of consumer information solely to providing services to other businesses and financial institutions. The Company limits sharing of nonpublic personal information to that necessary to complete transactions on behalf of the consumer and to that permitted by federal and state laws.

Intellectual Property

The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2017, the Company had 52 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.

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

Employees

As of December 31, 2017, the Company had approximately 4,300 employees. On February 7, 2018, the Company acquired Great Lakes, which has approximately 1,800 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information

Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company's website free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Investors and other interested parties can access these reports and the Company's proxy statements at http://www.nelnetinvestors.com. The Company routinely posts important information for investors on its website.

The Company has adopted a Code of Ethics and Conduct that applies to directors, officers, and employees, including the Company's principal executive officer and its principal financial and accounting officer, and has posted such Code of Ethics and Conduct on its website. Amendments to and waivers granted with respect to the Company's Code of Ethics and Conduct relating to its executive officers and directors, which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations, will also be posted on its website. The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Risk and Finance Committee Charter, and Compliance Committee Charter are also posted on its website.

Information on the Company's website is not incorporated by reference into this report and should not be considered part of this report.

ITEM 1A.  RISK FACTORS

We operate our businesses in a highly competitive and regulated environment. We are subject to risks including, but not limited to, strategic, market, liquidity, credit, regulatory, technology, operational, security, and other business risks such as reputation damage related to negative publicity and dependencies on key personnel, customers, vendors, and systems. This section highlights specific risks that could affect us. Although this section attempts to highlight key risk factors, other risks may emerge at any time and we cannot predict all risks or estimate the extent to which they may affect our financial performance. These risk factors should be read in conjunction with the other information included in this report.

Loan Portfolio

Our loan portfolio is subject to certain risks related to interest rates, our ability to manage the risks related to interest rates, prepayment, and credit risk, each of which could reduce the expected cash flows and earnings on our portfolio.

Interest rate risk - basis and repricing risk

We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our loan assets do not always match the interest rate characteristics of the funding for those assets.

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

As of December 31, 2017, we had $20.0 billion, $1.1 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $11.7 billion of debt indexed to three-month LIBOR, which resets quarterly, and $8.6 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there have been points in recent history related to the U.S. and European debt crisis that have caused volatility to be high and correlation to be reduced. There can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

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

For the year ended December 31, 2017, we earned $117.3 million of fixed rate floor income, which includes $10.8 million of net settlement proceeds received related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.

Interest rate risk - use of derivatives

We utilize derivative instruments to manage interest rate sensitivity. Our derivative instruments are intended as economic hedges but do not qualify for hedge accounting; consequently, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our operating results. Changes or shifts in the forward yield curve can and have significantly impacted the valuation of our derivatives. Accordingly, changes or shifts in the forward yield curve will impact our results of operations.

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

The Dodd-Frank Act provides the CFTC with substantial authority to regulate over-the-counter derivative transactions. Since June 10, 2013, the CFTC has required over-the-counter derivative transactions to be executed through an exchange or central clearinghouse. Accordingly, all over-the-counter derivative contracts executed by us since that date are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third-party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post substantial amounts of liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse's potential future exposure in the event of default. The CFTC's clearing requirements do not alter or affect the terms and conditions of our over-the-counter derivative instruments executed prior to June 10, 2013. The clearing requirements require us to post substantial amounts of liquid collateral when executing new derivative instruments, which could negatively impact our liquidity and capital resources and may prevent or limit us from utilizing derivative instruments to manage interest rate sensitivity and risks. However, the clearing requirements reduce counterparty risk associated with over-the-counter derivative instruments executed by us after June 10, 2013.

For derivatives executed on and prior to June 10, 2013 or not executed through an exchange or central clearinghouse ("non-centrally cleared derivatives"), we are exposed to credit risk. We attempt to manage credit risk by entering into transactions with high-quality counterparties that are reviewed periodically by our internal risk committee and our board of directors' Risk and Finance Committee. As of December 31, 2017, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement. When the fair value of a non-centrally cleared derivative is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount at which the derivative is recorded on the consolidated balance sheet.

When the fair value of a non-centrally cleared derivative is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled and, therefore, have no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. The threshold at which we may be required to post collateral is dependent upon our unsecured credit rating.  We believe any downgrades from our current unsecured credit ratings (Standard & Poor's: BBB- (stable outlook), Moody's: Ba1 (stable outlook), and DBRS: BBB (low) (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate our contracts in the event of downgrades from the current ratings.

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties and variation margin payments with our clearinghouse. We attempt to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Our derivative portfolio and hedging strategy is reviewed periodically by our internal risk committee and our board of directors' Risk and Finance Committee. Based on the interest rate swaps outstanding as of December 31, 2017 (for both the floor income and hybrid debt hedges), if the forward interest rate curve was one basis point lower for the remaining duration of these derivatives, we would have been required to pay $1.5 million in additional collateral and/or variation margin. In addition, if the forward basis curve between 1-month and 3-month LIBOR experienced a one basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay 1-month LIBOR and receive 3-month LIBOR), we would have been required to post $3.2 million in additional collateral and/or variation margin.

With our current derivative portfolio, we do not currently anticipate a near term movement in interest rates having a material impact on our liquidity or capital resources, nor expect future movements in interest rates to have a material impact on our ability to meet potential collateral deposit requirements with our counterparties or variation margin payments to our clearinghouse. Due to the existing low interest rate environment, our exposure to downward movements in interest rates on our interest rate swaps is limited.  In addition, we believe the historical high correlation between 1-month and 3-month LIBOR limits our exposure to interest rate movements on the 1:3 Basis Swaps.

However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives in which the fair value of such derivatives becomes negative, we could be required to pay a significant amount of collateral to our derivative instrument counterparties and/or variation margin to our clearinghouse. These payments, if significant, could negatively impact our liquidity and capital resources.

Prepayment risk

Higher rates of prepayments of student loans, including consolidations by the Department through the Federal Direct Loan Program or private refinancing programs, would reduce our interest income.

Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidations of student loans by the Department through the Federal Direct Loan Program or by a lending institution through a private education or unsecured consumer loan, which historically tend to occur more frequently in low interest rate environments; from borrower defaults, which will result in the receipt of a guaranty payment; and from voluntary full or partial prepayments; among other things.

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

The vast majority (98.8 percent) of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios, considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.

Our private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the private education and consumer loans, we consider several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. We place our private education and consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due, and charge off the loan when the collection of principal and interest is 120 days past due.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2017, our allowance for loan losses was $54.6 million. During the year ended December 31, 2017, we recognized a provision for loan losses of $14.5 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors, such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. If actual performance is significantly worse than currently estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.

In June 2016, the Financial Accounting Standards Board issued accounting guidance regarding the measurement of credit losses on financial instruments, which will change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. We currently use an incurred loss model when calculating our allowance for loan losses. As a result, we expect the new guidance will increase our allowance for loan losses. This guidance will be effective for us beginning January 1, 2020. This standard represents a significant departure from existing accounting standards, and may result in significant changes to our accounting for the allowance for loan losses and could negatively impact our financial position and results of operations.

Liquidity and Funding

The current maturities of our student loan warehouse financing facilities do not match the maturities of the related funded student loans, and we may not be able to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration.

The majority of our portfolio of student loans is funded through asset-backed securitizations that are structured to substantially match the maturities of the funded assets, and there are minimal liquidity issues related to these facilities. We also have student loans funded in shorter term warehouse facilities. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the student loan collateral in these facilities prior to their expiration.

As of December 31, 2017, we maintained two FFELP warehouse facilities as described in note 5 of the notes to consolidated financial statements included in this report. The FFELP warehouse facilities have revolving financing structures supported by 364-day liquidity provisions, which expire in May 2018 and September 2019. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by the final maturity dates in May 2020 and November 2019, respectively. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2017, $336.0 million was outstanding under the FFELP warehouse facilities and $22.4 million was advanced as equity support.

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

One of our FFELP warehouse facilities provides formula based advance rates based on market conditions, which requires equity support to be posted to the facility. As of December 31, 2017, $189.5 million was outstanding under this warehouse facility and $9.5 million was advanced as equity support. In the event that a significant change in the valuation of loans results in additional required equity funding support for this warehouse facility greater than what we can provide, the warehouse facility could be subject to an event of default resulting in termination of the facility and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to this facility. A default on the FFELP warehouse facility would result in an event of default on our $350.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.

We are subject to economic and market fluctuations related to our investments.

We currently invest a substantial portion of our excess cash in student loan asset-backed securities and other investments that are subject to market fluctuations. The fair value of these investments was $80.9 million as of December 31, 2017, including $76.9 million in student loan and other asset-backed securities. The student loan asset-backed securities earn a floating interest rate and carry expected returns of approximately LIBOR + 200-400 basis points to maturity. While the vast majority of these securities are backed by FFELP government guaranteed student loan collateral, most are in subordinate tranches and have a greater risk of loss with respect to the applicable student loan collateral pool. While we expect these securities to have few credit issues if held to maturity, they do have limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.

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

Various events could disrupt our networks, information systems, or properties which could impair our operating activities and negatively impact our reputation.

As a loan servicer, software provider, payment provider, and telecommunications company for the federal government, financial institutions, education industry, and local communities that serve millions of customers through the internet and other distribution channels across the U.S., we depend on our ability to process, secure, record, and monitor a large number of customer transactions and confidential information on a continuous basis. Additionally, we depend on the efficient and uninterrupted operation of our computer network systems, software, datacenters, and telecommunications systems, as well as the systems of third parties.

Information security risks continue to increase in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to support and process customer transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. Our business segments rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems.

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

Although to date we have not experienced a material loss relating to cyber-attacks, information security breaches, or system outage, there can be no assurance that we will not suffer such losses in the future or that there is not a current threat that remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and the size and scale of our services.

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

As a result of these matters, the continued development and enhancement of our training, controls, processes, and practices designed to protect, monitor, and restore our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company and each of our business segments. Even though we maintain technology and telecommunication, professional services, media, network security, privacy, injury, and liability insurance coverage to offset costs that may be incurred as a result of a cyber-attack, information security breach, or extended system outage, this insurance coverage may not cover all costs of such incidents.

We must adapt to rapid technological change. If we are unable to take advantage of technological developments, or if we adopt and implement them more slowly than our competitors, we may experience a decline in the demand for our products and services.

Our long-term operating results depend substantially upon our ability to continually enhance, develop, introduce, and market new products and services. We must continually and cost-effectively maintain and improve our information technology systems and infrastructure in order to successfully deliver competitive and cost effective products and services to our customers.  The widespread adoption of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services.  If we fail to enhance and scale our systems and operational infrastructure or products and services, our operating segments may lose their competitive advantage and this could adversely affect financial and operating results.

Our software products may experience quality problems and development delays, which could damage client relations, our potential profitability, and expose us to liability.

Our Loan Systems and Servicing and Tuition Payment Processing and Campus Commerce products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected bugs or other defects that interfere with its intended operation. Quality problems with our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors or defects that could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2017, we serviced $27.3 billion of FFELP loans that maintained a federal guarantee, of which $17.8 billion and $9.5 billion were owned by the Company and third-party entities, respectively.

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

We are allowed three years from the date of the loan rejection to cure most loan rejections. If a cure cannot be achieved during this three-year period, insurance is permanently revoked, although we maintain our right to collect the loan proceeds from the borrower. In cases where we purchase loans that were previously serviced by another servicing institution and we identify a serving deficiency by the prior servicer, we may, based on the terms of the purchase agreement, have the ability to require the previous lender to repurchase the rejected loans.

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

Our largest fee-based customer, the Department of Education, represented 21 percent of our revenue in 2017. Failure to extend the Department contract or obtain a new Department contract, unfavorable contract modifications or interpretations, or our inability to consistently surpass competitor performance metrics, could significantly lower loan servicing revenue and hinder future servicing opportunities.

We are one of four TIVAS awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. The Department also has contracts with 31 NFP entities to service student loans, although currently 5 NFP servicers service the volume allocated to these 31 entities. New loan volume is allocated among the four TIVAS and 5 NFP servicers based on certain performance metrics established by the Department and compared among all loan servicers in this group. As of December 31, 2017, we were servicing $172.7 billion of student loans for 5.9 million borrowers under this contract. For the year ended December 31, 2017, we recognized $155.8 million in revenue from the Department, which represented 21 percent of our revenue.

The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor performance metrics. In addition, in the event the existing Department servicing contract becomes subject to unfavorable modifications or interpretations by the Department, loan servicing revenue could decrease significantly.

Our contract with the Department is currently scheduled to expire on June 16, 2019. On February 20, 2018, the Department's Office of Federal Student Aid released information regarding a new procurement process. The contract solicitation process is divided into two phases. Responses for Phase One are due on April 6, 2018. The contract solicitation requests responses from interested vendors for nine components. Vendors may provide a response for an individual, multiple, or all components. We intend to respond to Phase One of the solicitation.

In the event that our servicing contract is not extended beyond the expiration date or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks and uncertainties regarding the current Department contract and potential future Department contracts, including potential delays, cancellation, or material changes to the structure of the contract procurement process.

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

Our contract with the Department of Education exposes us to additional risks inherent in government contracts.

The Federal government could engage in a prolonged debate linking the federal deficit, debt ceiling and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect the FFEL and Federal Direct Loan Programs' servicing businesses.

We contract with Federal Student Aid (FSA) to administer loans held by FSA in both the FFEL and Federal Direct Loan Programs, we own a portfolio of FFELP loans, and we service our FFELP loans and loans for third parties. These loan programs are authorized by the Higher Education Act and subject to periodic reauthorization and changes to the programs by the Administration and U.S. Congress. The latest round of reauthorization is taking place currently. We cannot predict what will or will not be in the final law. However, any changes, including the potential for borrowers to refinance loans via Direct Consolidation Loans, both federal and private, could have a material impact to our cash flows from servicing, interest income, and operating margins.

Government entities in the United States often reserve the right to audit contract costs and conduct inquiries and investigations of business practices. These entities also conduct reviews and investigations and make inquiries regarding systems, including systems of third parties, used in connection with the performance of the contracts. Negative findings from audits, investigations, or inquiries could affect the contractor’s future revenues and profitability. If improper or illegal activities are found in the course of government audits or investigations, we could become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act. Additionally, we may be subject to administrative sanctions, which may include termination or non-renewal of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with other agencies of that government. Due to the inherent limitations of internal controls, it may not be possible to detect or prevent all improper or illegal activities.

The Government could change governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact our business, financial condition, and results of operations. We cannot predict how or what programs or policies will be impacted by the federal government. The conditions described above could impact not only our contract with the Department, but also other existing or future contracts with government or commercial entities.

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

Our failure to successfully manage business and certain asset acquisitions and other investments could have a material adverse effect on our business, financial condition, and/or results of operations.

The success of our acquisition of ALLO in December 2015 and continued investment in the communications business depends in large part on the ability of ALLO to successfully develop and expand fiber networks in existing service areas and additional communities within acceptable cost parameters, gain market share in communities in existing service areas, and obtain acceptable market share levels in additional communities that we do not yet serve. ALLO may not be able to achieve those objectives and we may not realize the expected benefits from ALLO. In addition, the expected benefits are subject to risks related to the uncertain nature of our ability to successfully integrate operations; the ability to successfully maintain technological competitive advantages with respect to the offered telecommunications, internet, television, telephone, and other related services and minimize potential system disruptions to the availability, speed, and quality of such services; potential changes in the marketplace, including potential decreases in market pricing for telecommunications and related services; potential changes in the demand for fiber optic internet, television, and telephone services; and increases in transport and content costs as discussed below.

We acquired Great Lakes on February 7, 2018.  Great Lakes and our subsidiary, Nelnet Servicing, will continue to service their respective government-owned portfolios on behalf of the Department, while maintaining distinct brands, independent servicing operations, and teams.  Likewise, each entity will continue to compete for new student loan volume under its respective existing contract with the Department.  However, these entities will integrate technology, as well as shared services and other activities, to become more efficient and effective in meeting borrower needs.  The success of our acquisition of Great Lakes depends on our ability to successfully integrate technology, shared services, and other operating activities and successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the Department.  Great Lakes and Nelnet Servicing have also been working for almost two years to develop a new, state-of-the-art servicing system for government-owned student loans.  The servicing platform under development will utilize modern technology to effectively scale for additional volume, protect customer information, and support enhanced borrower experience initiatives.  The expected benefits from the servicing platform under development may not be realized.

We may acquire other new businesses, products, and services, or enhance existing businesses, products, and services, or make other investments to further diversify our businesses both within and outside of our historical education-related businesses, through acquisitions of other companies, product lines, technologies, and personnel, or through investments in new asset classes, real estate, or other companies. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions, loss of key employees, degradation of services, difficulty expanding information technology systems and other business processes to incorporate the acquired businesses, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our business, financial condition, and/or results of operations. Correspondingly, our expectations as to the accretive nature of the acquisitions or investments could be inaccurate.

Transport and content costs related to ALLO’s video products and services are substantial and continue to increase.

The cost of video transport and content costs is expected to continue to be one of ALLO’s largest operating costs associated with providing television service. Television programming content includes cable-oriented programming, as well as the programming of local over-the-air television stations that ALLO retransmits. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. ALLO’s relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs, whereas larger providers can often obtain discounts based on the number of their subscribers. This cost difference can cause ALLO to experience reduced operating margins relative to our competitors with a larger subscriber base. In addition, escalators in existing content agreements cause cost increases that are out of line with general inflation. While ALLO expects these increases to continue, it may not be able to pass programming cost increases on to customers, particularly as an increasing amount of programming content becomes available via the internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and ALLO may be unable to secure license rights to that programming. As ALLO’s programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or at all, in which case ALLO may be unable to provide such television programming causing business results to be adversely affected.

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

The success of our investment in ALLO depends on the ability of ALLO to successfully execute its current efforts and plans to construct expanded fiber communications networks to make its services available to additional homes and businesses. The construction of communications networks is subject to various risks and uncertainties, including risks and uncertainties related to the determination of the precise locations of easements and other rights-of-way necessary to construct and operate the networks, and the management of such construction in a manner that reasonably minimizes the disruption to other private property owners, including minimizing any unintended damage to property or equipment owned or utilized by private parties. If ALLO is not successful in managing these and similar construction risks, it could experience higher than expected costs and reputational damage that adversely impacts market share and future revenues, and the currently expected benefits from its expansion efforts and plans may not be realized.

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

Industry changes and competitive pressures may harm revenues and profit margins, including future revenues and profit margins of our communications business through ALLO.

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

Our enterprise risk management framework may not be effective in mitigating all risks.

Our enterprise risk management framework includes policies, processes, personnel, and control systems to identify, measure, monitor, control, and report risks. This framework is designed to mitigate and appropriately balance risk exposure with the company’s strategic objectives and desired returns. However, there may be risks that exist, or that develop in the future, that we have not anticipated, identified, or mitigated. If our enterprise risk management framework does not effectively identify and manage these risks, we could suffer unexpected losses, and our results of operations, cash flow, or financial condition could be materially adversely affected.

Regulatory and Legal

Federal and state laws and regulations can restrict our businesses and result in increased compliance expenses, and noncompliance with these laws and regulations could result in penalties, litigation, reputation damage, and a loss of customers.

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

As a result of the Reconciliation Act of 2010, interest income on our existing FFELP loan portfolio, as well as revenue from FFELP servicing and FFELP loan servicing software licensing and consulting fees, will continue to decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down and FFELP clients exit the market.

The Reconciliation Act of 2010 discontinued new loan originations under the FFEL Program effective July 1, 2010, and requires that all new federal loan originations be made through the Federal Direct Loan Program. Although the law did not alter or affect the terms and conditions of existing FFELP loans, interest income and revenue streams related to existing FFELP loans will continue to decline over time as existing FFELP loans are paid down, refinanced, or repaid by guaranty agencies after default.

During the years ended December 31, 2017, 2016, and 2015, we recognized approximately $290 million, $360 million, and $425 million, respectively, of net interest income on our FFELP loan portfolio, approximately $16 million, $26 million, and $71 million, respectively, in guaranty and third-party FFELP servicing revenue, and approximately $5 million, $6 million, and $5 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program. These amounts will continue to decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down and FFELP clients exit the market.

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

The Tax Cuts and Jobs Act, signed into law on December 22, 2017, included a comprehensive tax overhaul that had significant impacts on our operating results in 2017 and will impact our operating results in future periods. This legislation reduced the corporate statutory federal tax rate from 35 percent to 21 percent, imposed new limits on business interest deductions, altered tax depreciation rules, changed the taxation of foreign earnings, and includes many other changes to U.S. corporate taxation. Given the timing of enactment and extensive changes associated with the tax reform, our risk associated with federal tax laws has increased due to the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the legislation, and the possibility that taxing authorities could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions. Although the reduction in the statutory tax rate is effective January 1, 2018, it had an impact on our 2017 results of operations due to accounting guidance requiring us to adjust (or re-measure) our deferred tax assets and liabilities on the enactment date, which is the date the tax rate changes were signed into law. Accordingly, a taxing authority may take a different position as to the appropriate timing of an item in our tax return, which could negatively impact our results of operations as the tax rates differ between periods.

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

Principal Shareholder and Related Party Transactions

Our Executive Chairman beneficially owns 77.7 percent of the voting rights of our shareholders and effectively has control over all matters at our Company.

Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 77.7 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all matters at our Company and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

Our contractual arrangements and transactions with Union Bank and Trust Company ("Union Bank"), which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.

Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting non-convertible preferred stock. Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 33.0 percent of the stock of F&M, including a total of 48.6 percent of the outstanding voting common stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, owns or controls a total of 31.7 percent of F&M stock, including a total of 47.5 percent of the outstanding voting common stock of F&M. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet, and may share voting and/or investment power with respect to such shares. As of December 31, 2017, Union Bank was deemed to beneficially own 11.3 percent of the voting rights of our outstanding common stock. As of December 31, 2017, Mr. Dunlap and Ms. Muhleisen beneficially owned 77.7 percent and 12.4 percent, respectively, of the voting rights of our outstanding common stock.

We have entered into certain contractual arrangements with Union Bank, including loan purchases, loan servicing, loan participations, banking services, 529 Plan administration services, lease arrangements, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 related to the transactions with Union Bank was income (before income taxes) of $12.5 million, $7.0 million, and $6.6 million, respectively. See note 20 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.

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

ITEM 2. PROPERTIES

The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2017. The Company owns the building in Lincoln, Nebraska where its principal office is located.

Location	Primary function or segment	Approximate square feet		Lease expiration date

Lincoln, NE	Corporate Headquarters, Loan Systems and Servicing, Tuition Payment Processing and Campus Commerce	192,000	(a)	—

Highlands Ranch, CO	Loan Systems and Servicing	67,000		October 2020

Lincoln, NE	Loan Systems and Servicing	65,000		—

Omaha, NE	Loan Systems and Servicing, Tuition Payment Processing and Campus Commerce	56,000		December 2020 and December 2025

Lincoln, NE	Loan Systems and Servicing, Asset Generation and Management	51,000		November 2023 and March 2024

Aurora, CO	Loan Systems and Servicing	37,000		September 2019

Lincoln, NE	Communications	29,000		Month-to-month

Lincoln, NE	Communications	28,000		—

Lincoln, NE	Loan Systems and Servicing, Asset Generation and Management, Tuition Payment Processing and Campus Commerce	22,000		Month-to-month and October 2018

Lincoln, NE	Corporate Activities	21,000		October 2027

Burleson, TX	Tuition Payment Processing and Campus Commerce	17,000		October 2021

Scottsbluff, NE	Communications	15,000		April 2019

North Platte, NE	Communications	11,000		August 2026

Alliance, NE	Communications	6,000		May 2022

Imperial, NE	Communications	6,000		—

(a)	Excludes a total of approximately 22,000 square feet of owned office space that the Company leases to third parties.

ALLO's physical assets consist of network plant and fiber, including signal receiving, encoding and decoding devices, headend reception facilities, distribution systems, and customer-located property. The network plant and fiber assets are generally attached to utility poles under pole rental agreements with local public utilities and telephone companies, or are buried in underground ducts or trenches, generally in utility easements. ALLO owns or leases real property for signal reception sites, and owns its own vehicles. ALLO's headend reception facilities and most offices are located on leased property. Additionally, ALLO leases office and warehouse facilities in most communities where it operates.

The Company leases other office facilities located throughout the United States. These properties are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. The Company believes that its respective properties are generally suitable and adequate to meet its long term business goals. The Company's principal office is located at 121 South 13th Street, Suite 100, Lincoln, Nebraska 68508.

On February 7, 2018, the Company acquired Great Lakes, which will be included in the Company's Loan Systems and Servicing operating segment. Great Lakes is headquartered in Madison, Wisconsin, and owns two buildings at that location with approximately 181,000 square feet of office space. Great Lakes owns and leases several other offices around the United States with approximately 203,000 square feet of office space.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. As of January 31, 2018, there were 29,343,603 and 11,468,587 shares of Class A common stock and Class B common stock outstanding, respectively. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2018 was 929 and 45, respectively. The record holders of the Class B common stock are Michael S. Dunlap and Stephen F. Butterfield, an entity controlled by them, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders. The following table sets forth the high and low intraday sales prices for the Company's Class A common stock for each full quarterly period in 2016 and 2017.

	2016				2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$37.28	$38.19	$44.92	$44.08	$52.24	$47.60	$52.26	$59.68
Low	26.15	35.05	37.06	38.24	41.19	38.72	43.92	49.60

Dividends on the Company's Class A and Class B common stock were paid as follows during the years ended December 31, 2016 and 2017.

	2016				2017
Record date	3/1/16	6/1/16	9/1/16	12/1/16	3/1/17	6/1/17	9/1/17	12/1/17
Payment date	3/15/16	6/15/16	9/15/16	12/15/16	3/15/17	6/15/17	9/15/17	12/15/17
Dividend amount per share	$0.12	0.12	0.12	0.14	0.14	0.14	0.14	0.16

The Company currently plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors. The Company's $350.0 million unsecured line of credit, which is available through December 21, 2021, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, the payment of dividends by the Company is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2012 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Nelnet, Inc.
S&P 500
S&P 500 Financials

Company/Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Nelnet, Inc.	$100.00	$142.94	$158.68	$116.23	$177.96	$194.45
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Financials	100.00	135.63	156.25	153.86	188.94	230.85

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2017 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2017	69,981	$50.45	69,541	3,179,339
November 1 - November 30, 2017	37,239	51.26	36,932	3,142,407
December 1 - December 31, 2017	2,263	55.61	—	3,142,407
Total	109,483	$50.83	106,473

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 440 shares, 307 shares, and 2,263 shares in October, November, and December, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

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

	Year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$305,238	372,563	431,899	436,563	413,875
Loan systems and servicing revenue	223,000	214,846	239,858	240,414	243,428
Tuition payment processing, school information, and campus commerce revenue	145,751	132,730	120,365	98,156	80,682
Communications revenue	25,700	17,659	—	—	—
Enrollment services revenue	—	4,326	51,073	62,949	79,275
Other income	52,826	53,929	47,262	73,936	65,101
Gain on sale of loans and debt repurchases, net	2,902	7,981	5,153	3,651	11,699
Net income attributable to Nelnet, Inc.	173,166	256,751	267,979	307,610	302,672
Earnings per common share attributable to Nelnet, Inc. shareholders - basic and diluted:	4.14	6.02	5.89	6.62	6.50
Dividends per common share	0.58	0.50	0.42	0.40	0.40

Other Data:
Fixed rate floor income, net of derivative settlements	$117,272	152,336	184,746	179,870	148,431
Core loan spread	1.23%	1.28%	1.43%	1.48%	1.54%
Acquisition of loans (par value)	$330,251	356,110	4,036,333	6,099,249	4,058,997
Loans serviced (at end of period)	211,413,959	194,821,646	176,436,497	161,642,254	138,208,897

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(Dollars in thousands, except share data)
Cash and cash equivalents	$66,752	69,654	63,529	130,481	63,267
Loans receivable, net	21,814,507	24,903,724	28,324,552	28,005,195	25,907,589
Goodwill and intangible assets, net	177,186	195,125	197,062	168,782	123,250
Total assets	23,964,435	27,193,095	30,419,144	30,027,739	27,704,028
Bonds and notes payable	21,356,573	24,668,490	28,105,921	27,956,946	25,888,468
Nelnet, Inc. shareholders' equity	2,149,529	2,061,655	1,884,432	1,725,448	1,443,662
Tangible Nelnet, Inc. shareholders' equity (a)	1,972,343	1,866,530	1,687,370	1,556,666	1,320,412
Outstanding common shares	40,810,104	42,105,044	43,953,460	46,243,316	46,376,715
Book value per common share	52.67	48.96	42.87	37.31	31.13
Tangible book value per common share (a)	48.33	44.33	38.39	33.66	28.47

Ratios:
Shareholders' equity to total assets	8.97%	7.58%	6.19%	5.75%	5.21%

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2017, 2016, and 2015. All dollars are in thousands, except share data, unless otherwise noted.)

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

OVERVIEW

The Company is a diverse company with a focus on delivering education-related products and services and loan asset management. The largest operating businesses engage in student loan servicing, tuition payment processing and school information systems, and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures.

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

	Year ended December 31,
	2017	2016	2015
GAAP net income attributable to Nelnet, Inc.	$173,166	256,751	267,979
Realized and unrealized derivative market value adjustments	(26,379)	(59,895)	15,150
Unrealized foreign currency transaction adjustments	45,600	(11,849)	(43,801)
Net tax effect (a)	(7,304)	27,263	10,887
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$185,083	212,270	250,215

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$4.14	6.02	5.89
Realized and unrealized derivative market value adjustments	(0.63)	(1.40)	0.33
Unrealized foreign currency transaction adjustments	1.09	(0.28)	(0.96)
Net tax effect (a)	(0.17)	0.63	0.24
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$4.43	4.97	5.50

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

The decrease in net income, excluding derivative market value and foreign currency adjustments, for 2017 as compared to 2016, was expected due to the runoff of the Company's student loan portfolio and lower student loan spread, which decreased net interest income. In addition, ALLO's dilutive impact to the Company's consolidated earnings continues to increase as it builds its network in Lincoln, Nebraska.

Operating Results

The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2017, the Company had a $21.8 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.5 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio and anticipated increases in interest rates, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the years ended December 31, 2017, 2016, and 2015 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 7 for additional detail.

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

Certain events and transactions from 2017, which have impacted or will impact the operating results of the Company and its operating segments, are discussed below.

Loan Systems and Servicing

•
The Company and Great Lakes continue to develop a new, state-of-the-art servicing system for government-owned student loans through their GreatNet joint venture.  The servicing platform under development will utilize modern technology to effectively scale for additional volume, protect customer information, and support enhanced borrower experience initiatives.  The Company’s share of costs incurred in 2017 to develop this platform was $12.6 million (pre-tax), which decreased the operating margin of this business from historical periods.

Tuition Payment Processing and Campus Commerce

•
The Company continues to make investments in new payment products and services, primarily under the PaymentSpring brand name, that will create additional card processing solutions for the Company's customers. The Company currently offers payment services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software.  The Company incurred $5.7 million in net operating costs related to providing and developing these products and services in 2017.  The Company currently anticipates making additional investments in payment products and services which will impact this segment’s operating results over the next several years.

Communications

•
In the fourth quarter of 2017, ALLO announced plans to expand its network to make services available in Hastings, Nebraska and Fort Morgan, Colorado.  This will expand total households in ALLO’s current markets from 137,500 to over 152,000.   In December 2017, the Fort Morgan city council approved a 40-year agreement with ALLO for ALLO to provide broadband service over a fiber network that the city will build and own, and ALLO will lease and operate to provide services to subscribers.  ALLO plans to continue expansion to additional communities in Nebraska and Colorado over the next several years.

•
The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to build its network in Lincoln, Nebraska, and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Asset Generation and Management

•	During 2017, the Company began to purchase consumer loans. As the Company’s FFELP loans continue to amortize, the Company is actively expanding its private education and consumer loan portfolios.

Other Corporate Activities

•
As of December 31, 2017, Whitetail Rock Capital Management, LLC (“WRCM”), the Company’s SEC-registered investment advisor subsidiary, had $874.3 million in asset-backed security assets, consisting primarily of student loan asset-backed securities, under management for third-party customers.  WRCM earns annual management fees of 25 basis points for assets under management and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services.  During 2017, WRCM traded almost $1.3 billion for their customers, generating $10.1 million in performance fees.  Assuming assets under management remain at their current levels, management fees should be relatively stable in future years.  However, the Company currently anticipates that opportunities for WRCM to earn performance fees could be limited in future years.

•
On December 31, 2017, the Company sold Peterson’s, its college planning, digital marketing, and content solutions subsidiary.  Peterson’s revenue in 2017 was $12.6 million, a decrease from $14.3 million in 2016 and $19.6 million in 2015.  During the fourth quarter of 2017, the Company recognized an impairment charge of $3.6 million (pre-tax) related to goodwill initially recorded upon the acquisition of Peterson’s in 2006.

•
The Tax Cuts and Jobs Act (the “Act”), signed into law on December 22, 2017, reduced the corporate statutory federal tax rate from 35 percent to 21 percent.  As a result of the Act, in December 2017, the Company re-measured its net deferred tax liabilities to reflect the new statutory rate, resulting in a decrease to income tax expense of $19.3 million, resulting in a 2017 effective tax rate of 27.25 percent.  The Company currently anticipates its effective tax rate will range between 23 to 24 percent in 2018 and future periods, as compared to its historical effective tax rate that ranged between 35 to 38 percent.

Liquidity and Capital Resources

•	The Company has historically generated positive cash flow from operations. For the year ended December 31, 2017, the Company’s net cash provided by operating activities was $227.5 million.

•
The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions.  As of December 31, 2017, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $1.92 billion, of which approximately $1.34 billion will be generated over the next five years.

•
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions; strategic acquisitions and investments; expansion of ALLO’s telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.  The timing and size of these opportunities will vary and will have a direct impact on the Company’s cash and investment balances.

Recent Events

Acquisition of Great Lakes

•
On February 7, 2018, the Company acquired 100 percent of the outstanding stock of Great Lakes for a purchase price of $150.0 million in cash.  The Company and Great Lakes are two of the four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) that have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department.  These contracts are currently scheduled to expire on June 16, 2019.

Going forward, Great Lakes and the Company will continue to service their respective government-owned portfolios on behalf of the Department, while maintaining their distinct brands, independent servicing operations, and teams. Likewise, each entity will continue to compete for new student loan volume under its respective existing contract with the Department. Nelnet will integrate technology, as well as shared services and other activities, to become more efficient and effective in meeting borrower needs.

The Company and Great Lakes have also been working together for almost two years to develop a new, state-of-the-art servicing system for government-owned student loans through their GreatNet joint venture.  The efficiencies gained by leveraging a single platform for government-owned loans supporting millions more borrowers will give the Company and Great Lakes opportunities to invest in strategies to further enhance borrower experiences.

Headquartered in Madison, Wisconsin, Great Lakes has approximately 1,800 employees.  As of December 31, 2017, Great Lakes was servicing $224.4 billion in government-owned student loans for 7.5 million borrowers, $10.7 billion in FFEL Program loans for almost 479,000 borrowers, and $8.5 billion in private or consumer loans for over 415,000 borrowers.  During 2017, Great Lakes recognized approximately $230 million in servicing revenue.

As of December 31, 2017 (on a pro-forma basis), the combined companies serviced $455 billion of loans for 16.2 million borrowers, including $397 billion in government-owned student loans for 13.4 million borrowers, $38 billion in FFEL Program loans for 1.9 million borrowers, and $20 billion in private or consumer loans for almost 918,000 borrowers.

Department of Education Servicing Contract

•
On February 20, 2018, the Department’s Office of Federal Student Aid ("FSA") released information regarding a new contract procurement process to service all student loans owned by the Department.  The contract solicitation process is divided into two phases.  Responses for Phase One are due on April 6, 2018.  The contract solicitation requests responses from interested vendors for nine components, including:

•	Component A: Enterprise-wide digital platform and related middleware

•	Component B: Enterprise-wide contact center platform, customer relationship management (CRM), and related middleware

•	Component C: Solution 3.0 (core processing, related middleware, and rules engine)

•	Component D: Solution 2.0 (core processing, related middleware, and rules engine)

•	Component E: Solution 3.0 business process operations

•	Component F: Solution 2.0 business process operations

•	Component G: Enterprise-wide data management platform

•	Component H: Enterprise-wide identity and access management (IAM)

•	Component I: Cybersecurity and data protection
The solicitation indicates Component C (Solution 3.0) is anticipated to be tailored for new customers and Component D (Solution 2.0) is anticipated to serve as the primary environment for FSA’s existing customers. After Solution 3.0 is deployed, FSA will determine the best distribution of loans between Solution 2.0 and Solution 3.0. In addition, more than one business process solution may be selected for Components E and F.

Vendors may provide a response for an individual, multiple, or all components.  The Company intends to respond to Phase One of the solicitation.

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the years ended December 31, 2017, 2016, and 2015 is provided below.

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

The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 15 of the notes to consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Year ended December 31,
	2017	2016	2015	Additional information
Loan interest	$757,731	751,280	726,258	Year over year increases were due to increases in the gross yield earned on the loan portfolio, partially offset by decreases in the average balance of student loans and gross fixed rate floor income.
Investment interest	12,695	9,466	7,851
Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Year over year increases were due to increases in interest-earning investments and interest rates.

Total interest income	770,426	760,746	734,109
Interest expense	465,188	388,183	302,210	Year over year increases were due to increases in cost of funds, partially offset by decreases in the average balance of debt outstanding.
Net interest income	305,238	372,563	431,899	See table below for additional analysis.
Less provision for loan losses	14,450	13,500	10,150	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	290,788	359,063	421,749
Other income:
LSS revenue	223,000	214,846	239,858	See LSS operating segment - results of operations.
TPP&CC revenue	145,751	132,730	120,365	See TPP&CC operating segment - results of operations.
Communications revenue	25,700	17,659	—	See Communications operating segment - results of operations.
Enrollment services revenue	—	4,326	51,073	On February 1, 2016, the Company sold Sparkroom LLC. After this sale, the Company no longer earns enrollment services revenue.
Other income	52,826	53,929	47,262	See table below for the components of "other income."
Gain on sale of loans and debt repurchases, net	2,902	7,981	5,153	Gains are from the Company repurchasing its own debt. See note 5 of the notes to consolidated financial statements included in this report for additional details on these debt repurchases.
Derivative settlements, net	667	(21,949)	(24,250)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency transaction adjustments, net	(19,221)	71,744	28,651
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	431,625	481,266	468,112
Operating expenses:
Salaries and benefits	301,885	255,924	247,914
Year over year increases were due to (i) increases in contract programming related to the GreatNet joint venture and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume in the LSS operating segment; (ii) increases in personnel to support the growth in revenue in the TPP&CC operating segment; and (iii) increases in personnel at ALLO to support the Lincoln, Nebraska network expansion. See each individual operating segment results of operations discussion for additional information. In addition, in December 2017, the Company paid all front-line associates an additional bonus of up to $1,000, resulting in expense of $4.0 million.

Depreciation and amortization	39,541	33,933	26,343
Year over year increases were due to additional depreciation expense at ALLO. Since the acquisition of ALLO on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion.

Loan servicing fees	22,734	25,750	30,213
Loan servicing fees decreased year over year due to runoff of the Company's student loan portfolio and decreases in delinquent loans. The Company pays higher third-party servicing fees on delinquent loans.

Cost to provide communications services	9,950	6,866	—	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Cost to provide enrollment services	—	3,623	41,733	On February 1, 2016, the Company sold Sparkroom LLC. After this sale, the Company no longer provides enrollment services.
Other expenses	121,619	115,419	123,014
Included in other expenses were guaranty collection costs directly related to providing guaranty collection services. Effective June 30, 2016, in conjunction with the expiration of the Company's remaining guaranty customer's contract, the Company stopped providing these services. When excluding the guaranty collection costs, other expenses were $121.6 million, $111.9 million, and $103.8 million in 2017, 2016, and 2015, respectively. Year over year increases were the result of increases in operating expenses due to GreatNet, additional costs to support the increase in payment plans and campus commerce activity, and increases in operating expenses at ALLO to support the Lincoln, Nebraska network expansion. In addition, during 2017 the Company recognized a $3.6 million goodwill impairment charge related to Peterson's, the Company's college planning, digital marketing, and content solutions subsidiary that was sold in December 2017.

Total operating expenses	495,729	441,515	469,217
Income before income taxes	226,684	398,814	420,644
Income tax expense	64,863	141,313	152,380
Effective tax rate: 2017 - 27.25%, 2016 - 35.50%, 2015 - 36.25%. Due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017, the Company re-measured its net deferred tax liabilities resulting in a decrease to income tax expense of $19.3 million. The Company expects its future effective tax rate, beginning in 2018, will range between 23 to 24 percent versus a historical effective tax rate that ranged between 35 to 38 percent.

Net income	161,821	257,501	268,264
Net loss (income) attributable to noncontrolling interests	11,345	(750)	(285)	In 2017, represents primarily the net loss of GreatNet attributable to Great Lakes.
Net income attributable to Nelnet, Inc.	$173,166	256,751	267,979

Additional information:
Net income attributable to Nelnet, Inc.	$173,166	256,751	267,979
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments.

Derivative market value and foreign currency transaction adjustments, net	19,221	(71,744)	(28,651)
Net tax effect	(7,304)	27,263	10,887
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments	$185,083	212,270	250,215

The following table summarizes the components of "net interest income" and "derivative settlements, net."

Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below.  Net interest income (net of settlements on derivatives) is a non-GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.  See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement" in note 6 and in the table below.

	Year ended December 31,
	2017	2016	2015	Additional information
Variable loan interest margin	$189,594	199,215	222,676
Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.

Settlements on associated derivatives	(9,390)	(3,392)	(197)	Includes the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.
Variable loan interest margin, net of settlements on derivatives	180,204	195,823	222,479
Fixed rate floor income	106,434	169,979	207,787
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Settlements on associated derivatives	10,838	(17,643)	(23,041)	Includes the net settlements paid/received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	117,272	152,336	184,746
Investment interest	12,695	9,466	7,851
Corporate debt interest expense	(3,485)	(6,096)	(6,415)
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

Non-portfolio related derivative settlements	(781)	(915)	(1,012)	Includes the net settlements paid/received related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$305,905	350,614	407,649

The following table summarizes the components of "other income."

	Year ended December 31,
	2017	2016	2015
Investment advisory fees (a)	$12,723	6,129	4,302
Peterson's revenue (b)	12,572	14,254	19,632
Borrower late fee income	11,604	12,838	14,693
Realized and unrealized gains on investments classified as available-for-sale and trading, net	2,514	2,773	143
Other (c)	13,413	17,935	8,492
Other income	$52,826	53,929	47,262

(a)
The Company provides investment advisory services through WRCM under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2017, the outstanding balance of investments subject to these arrangements was $874.3 million.

(b)	The year over year decrease in revenue was due to the loss of rights to a certain publication. On December 31, 2017, the Company sold Peterson's.

(c)	The operating results for the year ended December 31, 2016 include a gain of approximately $3.0 million related to the Company's sale of Sparkroom, LLC in February 2016.

LOAN SYSTEMS AND SERVICING OPERATING SEGMENT – RESULTS OF OPERATIONS

Student Loan Servicing Volumes (dollars in millions)

Government Servicing
Private Servicing
FFELP Servicing
$225,000
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$138,208
$161,642
$176,437
$182,230
$183,635
$193,162
$194,822
$200,289
$200,737
$207,818
$211,414
$110,512
$133,643
$147,345
$153,142
$153,800
$161,660
$162,538
$167,645
$167,591
$171,647
$172,669
$2,524
$3,035
$4,632
$5,197
$5,657
$6,377
$7,887
$8,965
$10,190
$10,838
$11,483
$25,172
$24,964
$24,460
$23,891
$24,178
$25,125
$24,397
$23,679
$22,956
$25,333
$27,262
Dec 31, 13
Dec 31, 14
Dec 31, 15
Mar 31, 16
Jun 30, 16
Sep 30, 16
Dec 31, 16
Mar 31, 17
Jun 30, 17
Sep 30, 17
Dec 31, 17

Company owned	$21,397	$19,742	$18,886	$18,433	$18,079	$17,429	$16,962	$16,352	$15,789	$18,403	$17,827
% of total	15.5%	12.2%	10.7%	10.1%	9.8%	9.0%	8.7%	8.2%	7.9%	8.9%	8.4%
Number of servicing borrowers:
Government servicing	5,305,498	5,915,449	5,842,163	5,786,545	5,726,828	6,009,433	5,972,619	5,924,099	5,849,283	5,906,404	5,877,414
FFELP servicing	1,462,122	1,397,295	1,335,538	1,298,407	1,296,198	1,357,412	1,312,192	1,263,785	1,218,706	1,317,552	1,420,311
Private education and consumer loan servicing	195,580	202,529	245,737	250,666	267,073	292,989	355,096	389,010	454,182	478,150	502,114
Total:	6,963,200	7,515,273	7,423,438	7,335,618	7,290,099	7,659,834	7,639,907	7,576,894	7,522,171	7,702,106	7,799,839

Number of remote hosted borrowers	1,915,203	1,611,654	1,755,341	1,796,783	1,842,961	2,103,989	2,230,019	2,305,991	2,317,151	2,714,588	2,812,713

Summary and Comparison of Operating Results

	Year ended December 31,
	2017	2016	2015	Additional information
Net interest income	$510	111	49
Loan systems and servicing revenue	223,000	214,846	239,858	See table below for additional analysis.
Intersegment servicing revenue	41,674	45,381	50,354
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to a decrease in loans serviced for the AGM segment during the comparable periods due to portfolio run-off. In August 2017, the AGM operating segment converted $3.1 billion of loans from a third-party servicer to the LSS operating segment's servicing platform, which partially offset the decrease in revenue in 2017 compared to 2016.

Total other income	264,674	260,227	290,212
Salaries and benefits	156,256	132,072	134,635
Increase in 2017 compared to 2016 due to contract programming related to GreatNet and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume. Decrease in 2016 compared to 2015 due primarily to a decrease in personnel as a result of the loss of guaranty servicing and collection clients discussed below and improved operational efficiencies, partially offset by additional personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	2,864	1,980	1,931	Increase in 2017 compared to 2016 due to infrastructure spend for GreatNet.
Other expenses	39,126	40,715	57,799
Year over year decreases were due primarily to the elimination of FFELP guaranty collection costs directly related to the loss of FFELP guaranty collection revenue. There were no collection costs in 2017, and $3.5 million and $19.2 million in 2016 and 2015, respectively. Excluding collection costs, other expenses were $39.1 million, $37.2 million, and $38.6 million in 2017, 2016, and 2015, respectively. Increase in these amounts from 2016 to 2017 due to an increase in operating expenses related to GreatNet. See additional information below regarding the decrease in FFELP guaranty collection revenue.

Intersegment expenses, net	31,871	24,204	29,706	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	230,117	198,971	224,071
Income before income taxes	35,067	61,367	66,190
Income tax expense	(18,128)	(23,319)	(25,153)	Reflects income tax expense based on 38% of income before taxes and the net loss attributable to noncontrolling interest.
Net income	16,939	38,048	41,037
Net loss attributable to noncontrolling interest	12,640	—	20
Represents 50 percent of the net loss of GreatNet that is attributable to Great Lakes. See note 3 ("Summary of Significant Accounting Policies and Practices - Noncontrolling Interests") of the notes to consolidated financial statements included in this report.

Net income attributable to Nelnet, Inc.	$29,579	38,048	41,057
Before tax operating margin	13.2%	23.6%	22.8%
Decrease in margin in 2017 compared to 2016 due to increases in salaries and benefits and other operating expenses as described above (including costs incurred related to GreatNet) and the loss of the guaranty business which had higher margin than the remaining segment services.

Loan systems and servicing revenue

	Year ended December 31,
	2017	2016	2015	Additional information
Government servicing	$155,829	151,728	133,189
Year over year increases were due to an increase in application volume for the TPD program, which the Company exclusively administers for the Department, the transfer of borrowers from a NFP servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

FFELP servicing	15,542	15,948	14,248
Decrease in 2017 compared to 2016 due to conversion revenue recognized during the third quarter of 2016. Increase in 2016 compared to 2015 due to an increase in third-party servicing volume as a result of conversions to the Company's servicing platform. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Private education and consumer loan servicing	28,060	15,600	12,040	Increase due to growth in private loan servicing volume from existing and new clients.
FFELP guaranty servicing	—	2,349	9,318
The Company’s guaranty servicing revenue was earned from two guaranty servicing clients.  A contract with one client expired on October 31, 2015, and was not renewed. Guaranty servicing revenue from this customer was $4.9 million in 2015. The remaining guaranty servicing client exited the FFELP guaranty business at the end of their contract term on June 30, 2016.  Guaranty servicing revenue from this customer was $2.3 million and $4.4 million in 2016 and 2015, respectively. Effective June 30, 2016, the Company has no remaining guaranty servicing revenue.

FFELP guaranty collection	—	7,211	47,597
The Company’s guaranty collection revenue was earned from two guaranty collection clients.  A contract with one client expired on October 31, 2015, and was not renewed. Guaranty collection revenue from this customer was $32.5 million in 2015. The remaining guaranty collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016. Guaranty collection revenue from this customer was $7.2 million and $15.1 million in 2016 and 2015, respectively. The Company incurred collection costs that were directly related to guaranty collection revenue. Effective June 30, 2016, the Company has no remaining guaranty collection revenue.

Software services	17,782	18,132	19,492
The majority of software services revenue relates to providing hosted student loan servicing. The year over year decreases were due to a decrease in revenue from other software service products, partially offset by an increase in the number of remote hosted borrowers.

Other	5,787	3,878	3,974	The majority of this revenue relates to providing contact center outsourcing activities.
Loan systems and servicing revenue	$223,000	214,846	239,858

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

Summary and Comparison of Operating Results

	Year ended December 31,
	2017	2016	2015	Additional information
Net interest income	$17	9	3
Tuition payment processing, school information, and campus commerce revenue	145,751	132,730	120,365	Year over year increases were due to an increase in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.
Other income (expense)	—	—	(925)	Amount represents the remeasurement of contingent consideration to fair value related to the acquisition of RenWeb.
Total other income	145,751	132,730	119,440
Salaries and benefits	69,500	62,329	55,523
Year over year increases were due to additional personnel to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of existing payment plan and campus commerce systems and products and new payment products and services.

Depreciation and amortization	9,424	10,595	8,992	Amortization of intangible assets for 2017, 2016, and 2015 related to business acquisitions was $8.5 million, $9.2 million, and $8.9 million, respectively.
Other expenses	19,138	18,486	15,161
Year over year increases were due to additional costs to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of existing payment plan and campus commerce systems and products and new payment products and services.

Intersegment expenses, net	9,079	6,615	8,617	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	107,141	98,025	88,293
Income before income taxes	38,627	34,714	31,150
Income tax expense	(14,678)	(13,191)	(11,838)
Net income	$23,949	21,523	19,312
Before tax operating margin	26.5%	26.2%	26.1%

COMMUNICATIONS OPERATING SEGMENT - RESULTS OF OPERATIONS

The Company acquired ALLO on December 31, 2015, and began operations in the Communications segment effective January 1, 2016. The fair value of ALLO's assets acquired and liabilities assumed are included in the Company's consolidated balance sheet as of December 31, 2015. However, no operating results of ALLO are included in the Company's consolidated income statement for the year ended December 31, 2015. See note 8 of the notes to consolidated financial statements included in this report for additional information related to the acquisition of ALLO.

Summary and Comparison of Operating Results

	Year ended December 31,
	2017	2016	Additional information
Net interest income (expense)	$(5,424)	(1,270)
ALLO had a line of credit with Nelnet, Inc. (parent company). The interest expense incurred by ALLO and related interest income earned by Nelnet, Inc. was eliminated for the Company's consolidated financial statements. The average outstanding balance on this line of credit during 2017 and 2016 was $116.4 million and $30.1 million, respectively. The proceeds from debt were used by ALLO for network capital expenditures and related expenses.

Communications revenue	25,700	17,659
Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Year over year increases were primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.

Salaries and benefits	14,947	7,649
Since the acquisition of ALLO on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2015, 2016, and 2017, ALLO had 97, 318, and 508 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO builds its network.

Depreciation and amortization	11,835	6,060
Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. Since the acquisition of ALLO on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of December 31, 2015, 2016, and 2017 were $32.5 million $71.3 million and $186.4 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.

Cost to provide communications services	9,950	6,866	Cost of services and products primarily associated with television programming costs.
Other expenses	8,074	4,370
Other operating expenses include selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, personal property taxes, and provision for losses on accounts receivable. Year over year increases were due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses, net	2,101	958	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	46,907	25,903
Loss before income taxes	(26,631)	(9,514)
Income tax benefit	10,120	3,615
Net loss	$(16,511)	(5,899)
The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional Information:
Net loss	$(16,511)	(5,899)
Net interest expense	5,424	1,270
Income tax benefit	(10,120)	(3,615)
Depreciation and amortization	11,835	6,060
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(9,372)	(2,184)	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Year ended December 31,
	2017	2016
Residential revenue	$17,705	10,480
Business revenue	7,735	6,362
Other revenue	260	817
Total revenue	$25,700	17,659

Net (loss) income	$(16,511)	(5,899)
EBITDA (a)	(9,372)	(2,184)

Capital expenditures	115,102	38,817

Revenue contribution:
Internet	45.8%	38.8%
Television	30.7	32.1
Telephone	21.5	26.5
Other	2.0	2.6
	100.0%	100.0%

	As of December 31, 2017	As of September 30, 2017	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016	As of September 30, 2016	As of June 30, 2016	As of March 31, 2016	As of December 31, 2015
Residential customer information:
Households served	20,428	16,394	12,460	10,524	9,814	8,745	8,314	7,909	7,600
Households passed (b)	71,426	54,815	45,880	34,925	30,962	22,977	22,977	21,274	21,274
Total households in current markets	137,500	137,500	137,500	137,500	137,500	137,500	137,500	137,500	28,874
Total households in current markets and new markets announced (c)	152,626	137,500	137,500	137,500	137,500	137,500	137,500	137,500	137,500

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

(c)
In November 2015, ALLO announced plans to expand its network to make services available to substantially all commercial and residential premises in Lincoln, Nebraska. During the fourth quarter of 2017, ALLO announced plans to expand its network to make services available in Hastings, Nebraska and Fort Morgan, Colorado. ALLO plans to expand to additional communities in Nebraska and Colorado over the next several years.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Loan Portfolio

As of December 31, 2017, the Company had a $21.8 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.5 years. For a summary of the Company's loan portfolio as of December 31, 2017 and 2016, see note 4 of the notes to consolidated financial statements included in this report.

Loan Activity

The following table sets forth the activity of loans:

	Year ended December 31,
	2017	2016	2015
Beginning balance	$25,103,643	28,555,749	28,223,908
Loan acquisitions:
Federally insured student loans	254,740	295,443	3,862,388
Private education loans	3,785	60,667	173,945
Consumer loans	71,726	—	—
Total loan acquisitions	330,251	356,110	4,036,333
Repayments, claims, capitalized interest, and other	(2,257,450)	(2,520,835)	(2,466,378)
Consolidation loans lost to external parties	(1,127,364)	(1,242,621)	(1,234,118)
Loans sold	(53,203)	(44,760)	(3,996)
Ending balance	$21,995,877	25,103,643	28,555,749
Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance that management believes is appropriate to absorb losses, net of recoveries, inherent in the portfolio of loans, which results in periodic expense provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for 2017, 2016, and 2015, and a summary of the Company's loan delinquency amounts as of December 31, 2017, 2016, and 2015, see note 4 of the notes to consolidated financial statements included in this report.

Provision for loan losses for federally insured loans was $13.0 million, $14.0 million, and $8.0 million in 2017, 2016, and 2015, respectively. During the third quarter of 2017, the Company determined an additional allowance was necessary related to a $1.6 billion (principal balance as of September 30, 2017) portfolio of federally insured loans that were purchased in 2014 and 2015, and recognized $5.0 million (pre-tax) in provision expense related to these loans.

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

The Company recorded a negative provision for private education loan losses in 2017 and 2016 due to better than expected credit performance. In 2015, the Company recorded a provision for loan losses for private education loans of $2.2 million as a result of purchasing $173.9 million of loans during the period.

In 2017, the Company began to purchase consumer loans and recorded a provision for loan losses related to these loans of $3.5 million.

Loan Spread Analysis

The following table analyzes the loan spread on the Company’s portfolio of loans, which represents the spread between the yield earned on loan assets and the costs of the liabilities and derivative instruments used to fund the assets. The spread amounts included in the following table are calculated by using the notional dollar values found in the table under the caption "Net interest income, net of settlements on derivatives" below, divided by the average balance of student loans or debt outstanding.

	Year ended December 31,
	2017	2016	2015
Variable loan yield, gross	3.53%	2.90%	2.59%
Consolidation rebate fees	(0.84)	(0.83)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.07	0.06	0.05
Variable loan yield, net	2.76	2.13	1.81
Loan cost of funds - interest expense (b)	(1.99)	(1.41)	(1.02)
Loan cost of funds - derivative settlements (c) (d)	(0.04)	(0.01)	—
Variable loan spread	0.73	0.71	0.79
Fixed rate floor income, gross	0.45	0.63	0.72
Fixed rate floor income - derivative settlements (c) (e)	0.05	(0.06)	(0.08)
Fixed rate floor income, net of settlements on derivatives	0.50	0.57	0.64
Core loan spread	1.23%	1.28%	1.43%

Average balance of loans	$23,560,412	26,863,526	28,647,108
Average balance of debt outstanding	23,250,268	26,729,196	28,687,086

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

(c)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.  See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement" in note 6 and in this table.

(d)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.

(e)	Derivative settlements include the net settlements paid/received related to the Company’s floor income interest rate swaps.

A trend analysis of the Company's core and variable loan spreads is summarized below.

(a)
The interest earned on a large portion of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  The Company funds the majority of its assets with three-month LIBOR indexed floating rate securities.  The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR rate by quarter. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s FFELP student loan assets and related funding for those assets.

Variable loan spread increased in 2017 compared to 2016 due to a tightening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above), partially offset by an increase in derivative settlements paid related to the Company's 1:3 basis swaps, and decreased in 2016 as compared to 2015 due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above).

The primary difference between variable loan spread and core loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2017	2016	2015
Fixed rate floor income, gross	$106,434	169,979	207,787
Derivative settlements (a)	10,838	(17,643)	(23,041)
Fixed rate floor income, net	$117,272	152,336	184,746
Fixed rate floor income contribution to spread, net	0.50%	0.57%	0.64%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of fixed rate floor income earned during 2017, 2016, and 2015 were due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods.  The year over year decrease in fixed rate floor income was due to an increase in interest rates. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2017	2016	2015	Additional information
Net interest income after provision for loan losses	$285,519	355,375	420,424	See table below for additional analysis.
Other income	13,424	15,709	15,939	The primary component of other income is borrower late fees, which were $11.6 million, $12.8 million, and $14.7 million in 2017, 2016, and 2015, respectively.
(Loss) gain on sale of loans and debt repurchases, net	(1,567)	5,846	2,034
Historically, the Company has recorded gains from repurchasing its own asset-backed debt securities at less than par. In 2017, the Company paid a $2.7 million premium, and recorded a loss, to repurchase certain asset-backed debt securities that had above market interest rates. The underlying collateral was refinanced with a significantly lower cost of funds.

Derivative settlements, net	1,448	(21,034)	(23,238)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as reflected in the table below.

Derivative market value and foreign currency transaction adjustments, net	(19,357)	70,368	27,216
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	(6,052)	70,889	21,951
Salaries and benefits	1,548	1,985	2,172
Loan servicing fees	22,734	25,750	30,213
Third party loan servicing fees decreased year over year due to runoff of the Company's student loan portfolio and a decrease in delinquent loans. The Company pays higher servicing fees on delinquent loans. In addition, third party loan servicing fees decreased in 2017 compared to 2016 due to transfers of loans in August 2017 and June 2016 from third-party servicers to the LSS operating segment's servicing platform, partially offset by a payment of $2.8 million in conversion fees related to the August 2017 transfer of loans.

Other expenses	3,900	6,005	5,083
Intersegment expenses, net	42,830	46,494	50,899
Amount includes fees paid to the LSS operating segment for the servicing of the Company's loan portfolio. These amounts exceed the actual cost of servicing the loans. Decrease due to a decrease in loans serviced by the LSS operating segment during the comparable periods due to portfolio runoff. In addition, intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	71,012	80,234	88,367	Total operating expenses were 30, 30, and 31 basis points of the average balance of student loans for 2017, 2016, and 2015, respectively.
Income before income taxes	208,455	346,030	354,008
Income tax expense	(79,213)	(131,492)	(134,522)
Net income	$129,242	214,538	219,486

Additional information:
Net income	$129,242	214,538	219,486
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments. Net income, excluding derivative market value and foreign currency adjustments, decreased year over year primarily due to a decrease in the Company's loan portfolio and a decrease in core loan spread.

Derivative market value and foreign currency transaction adjustments, net	19,357	(70,368)	(27,216)
Net tax effect	(7,356)	26,740	10,342
Net income, excluding derivative market value and foreign currency transaction adjustments	$141,243	170,910	202,612

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2017	2016	2015	Additional Information
Variable interest income, gross	$833,318	780,314	740,975	Increase due to an increase in the gross yield earned on student loans, partially offset by a decrease in the average balance of student loans.
Consolidation rebate fees	(199,108)	(223,911)	(237,233)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	17,087	24,900	14,731
Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its loan portfolio. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income.

Variable interest income, net	651,297	581,303	518,473
Interest on bonds and notes payable	(461,703)	(382,088)	(295,797)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	(9,390)	(3,392)	(197)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.
Variable loan interest margin, net of settlements on derivatives (a)	180,204	195,823	222,479
Fixed rate floor income, gross	106,434	169,979	207,787	The high levels of fixed rate floor income earned are due to historically low interest rates. Fixed rate floor income has decreased due to the rising interest rate environment.
Derivative settlements, net (a)	10,838	(17,643)	(23,041)	Derivative settlements include the net settlements paid/received related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	117,272	152,336	184,746
Core loan interest income (a)	297,476	348,159	407,225
Investment interest	6,494	3,507	1,939	Increase due to a higher balance of interest-earning investments and an increase in interest rates.
Intercompany interest	(2,553)	(3,825)	(1,828)
Provision for loan losses - federally insured loans	(13,000)	(14,000)	(8,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision (provision) for loan losses - private education loans	2,000	500	(2,150)
Provision for loan losses - consumer loans	(3,450)	—	—
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$286,967	334,341	397,186

(a)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income.  The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.  As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management.  There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the periods presented in the table under the caption "Income Statement" in note 6 and in this table.

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

The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities, asset-backed securitizations, and liquidity programs offered by the Department), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, and unsecured debt offerings to fund corporate activities, business acquisitions, repurchases of common stock, repurchases of its own debt, and expansion of ALLO's fiber network.  The Company has also used its common stock to partially fund certain business acquisitions.

Sources of Liquidity

The Company has historically generated positive cash flow from operations. For the years ended December 31, 2017 and 2016, the Company's net cash provided by operating activities was $227.5 million and $325.3 million, respectively.

As of December 31, 2017, the Company had cash and cash equivalents of $66.8 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $80.9 million as of December 31, 2017.

The Company also has a $350.0 million unsecured line of credit that matures on December 12, 2021. As of December 31, 2017, there was $10.0 million outstanding on the unsecured line of credit and $340.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements.  However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2017, the Company holds $76.1 million (par value) of its own asset-backed securities.

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

On February 7, 2018, the Company acquired 100 percent of the outstanding stock of Great Lakes for a purchase price of $150.0 million in cash. The Company financed the acquisition with existing cash and by using its $350.0 million unsecured line of credit.

Cash Flows

During the year ended December 31, 2017, the Company generated $227.5 million from operating activities, compared to $325.3 million for the same period in 2016. The decrease in cash provided by operating activities reflects the decrease in net income, changes in the adjustments to net income from deferred income taxes and payments from termination of derivative instruments and the impact of changes in accrued interest receivable, accounts receivable, other assets, and accrued interest payable during the year ended December 31, 2017 as compared to the same period in 2016. These factors were partially offset by an increase in the adjustments to net income for depreciation and amortization, derivative market value adjustments, unrealized foreign currency transaction adjustments, and net proceeds received in 2017 from the Company's clearinghouse to settle variation margin.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and cash used in financing activities for the year ended December 31, 2017 was $3.3 billion and $3.5 billion, respectively, and for the year ended December 31, 2016 was $3.3 billion and $3.6 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral:

	As of December 31, 2017
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$21,290,238	8/25/21 - 2/25/66
FFELP warehouse facilities	335,992	11/19/19 / 5/31/20
	$21,626,230

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

As of December 31, 2017, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.92 billion as detailed below.  The $1.92 billion includes approximately $848.5 million (as of December 31, 2017) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "loans receivable," "restricted cash," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2017.  As of December 31, 2017, the Company had $21.6 billion of loans included in asset-backed securitizations, which represented 98.1 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2017, private education and consumer loans funded with cash on the balance sheet, or loans acquired subsequent to December 31, 2017.

Asset-backed Securitization Cash Flow Forecast
$1.92 billion
(dollars in millions)
$350
$300
$250
$200
$150
$100
$50
$-
$255
$210
$310
$260
$300
$75
$70
$120
$45
$30
$40
$45
$15
$145
2018
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031 and after

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $225 million to $250 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. The Company attempts to mitigate the impact of a rise in short-term rates and the different interest rate characteristics of the Company's student loan assets and liabilities funding these assets (basis risk) by using derivative instruments. The hedging impact of the Company's current derivative portfolio is not reflected in the forecasted cash flows presented above. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2017, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.0 billion, of which $0.3 billion was outstanding and $0.7 billion was available for additional funding. One warehouse facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other warehouse facility has static advance rates that requires initial equity for loan funding, but does not require increased equity based on market movements. As of December 31, 2017, the Company had $22.4 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2017, see note 5 of the notes to consolidated financial statements included in this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Other Uses of Liquidity

Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including private education and consumer loans.

The Company plans to fund additional loan acquisitions using current cash and investments; using its Union Bank participation agreement (as described below); using its existing FFELP warehouse facilities (as described above); establishing new warehouse facilities; and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2017, $552.6 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed Securities Transactions

During 2017, the Company completed three asset-backed securitizations totaling $1.5 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.

Depending on future market conditions, the Company currently anticipates continuing to access the asset-backed securitization market. Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, loans purchased from third parties, and/or student loans in its existing asset-backed securitizations.

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2017, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay additional variation margin to a third-party clearinghouse. Derivative contracts executed through a clearinghouse require daily movement of variation margin to be exchanged based on the net fair value of the contracts. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing requirements require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks.

Liquidity Impact Related to the Communications Operating Segment

ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In 2016, ALLO began to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and Colorado over the next several years. For the year ended December 31, 2017, ALLO's capital expenditures were $115.1 million. The Company anticipates total ALLO network capital expenditures of approximately $75.0 million in 2018. However, this amount could change based on customer demand for ALLO's services. As of December 31, 2017, ALLO had a $270.0 million line of credit with Nelnet, Inc. (parent company) that ALLO used for its operating activities and capital expenditures. The outstanding amount owed by ALLO to Nelnet, Inc. and the related interest expense incurred by ALLO and the interest income recognized by Nelnet, Inc. under this line of credit was eliminated in the Company's consolidated financial statements. On January 1, 2018, ALLO received funds contributed by Nelnet, Inc. for a non-participating capital interest in ALLO that has a preferred return.  ALLO used the proceeds from this capital contribution to pay off all of the outstanding balance on its line of credit with Nelnet, Inc, including all accrued and unpaid interest on such line of credit.  For financial reporting purposes, the capital interest recorded by ALLO will be classified as debt and such debt and the preferred return paid to Nelnet, Inc. on the capital interest (reflected as interest expense for ALLO) will be eliminated in the consolidated financial statements.

The Company currently plans to use cash from operating activities and its third-party unsecured line of credit primarily to fund ALLO's capital expenditures.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of December 12, 2021. As of December 31, 2017, the unsecured line of credit had $10.0 million outstanding and $340.0 million was available for future use. Upon the maturity date in 2021, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities, including a related consent solicitation to effect certain amendments to the indenture governing the notes to eliminate a provision requiring a minimum principal amount of the notes to remain outstanding after a partial redemption. The aggregate principal amount of notes tendered to the Company was $29.7 million. The Company paid $25.3 million to redeem these notes, and the amendments described above were made to the indenture. As of December 31, 2017, the Company had $20.4 million of Hybrid Securities that remain outstanding.

During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. As of December 31, 2017, $50.4 million was subject to this repurchase agreement. Upon termination or expiration of the repurchase agreement, the Company would use cash proceeds or transfer collateral to satisfy any outstanding obligations subject to the repurchase agreement.

The Company also has three notes payable, which were each issued by TDP Phase Three, LLC ("TDP") in connection with the development of a commercial building in Lincoln, Nebraska that is the new corporate headquarters for Hudl, a related party. TDP is an entity established during 2015 for the sole purpose of developing and operating this building. The Company owns 25 percent of TDP. However, because the Company was the developer of and a current tenant in this building, the operating results of TDP are included in the Company's consolidated financial statements. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP. A summary of the TDP notes outstanding as of December 31, 2017 is summarized below:

Issue date	Debt outstanding	Maturity date	Interest rate
December 30, 2015	$12,000	March 31, 2023	3.38% - fixed
December 30, 2015	6,355	December 15, 2045	3.38% - fixed
October 31, 2017	1,743	March 31, 2023	1-month LIBOR plus 2.00%

For further discussion of these debt facilities described above, see note 5 of the notes to consolidated financial statements included in this report.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 5 of the notes to consolidated financial statements included in this report for information on debt repurchased by the Company during the years ended December 31, 2017, 2016, and 2015.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2017, 2016, and 2015 are shown in the table below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2017	1,473,054	$68,896	$46.77
Year ended December 31, 2016	2,038,368	69,091	33.90
Year ended December 31, 2015	2,449,159	96,169	39.27

As of December 31, 2017, 3,142,407 shares remain authorized for purchase under the Company's repurchase program.

Dividends

Dividends of $0.14 per share on the Company’s Class A and Class B common stock were paid on March 15, 2017, June 15, 2017, and September 15, 2017, respectively, and a dividend of $0.16 per share was paid on December 15, 2017.

The Company's Board of Directors declared a first quarter 2018 cash dividend on the Company's Class A and Class B common stock of $0.16 per share. The dividend will be paid on March 15, 2018, to shareholders of record at the close of business on March 1, 2018.

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

Contractual Obligations

The Company’s contractual obligations were as follows:

	As of December 31, 2017
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$21,727,127	50,418	335,992	33,410	21,307,307
Operating lease obligations	21,750	5,277	7,965	3,651	4,857
Total	$21,748,877	55,695	343,957	37,061	21,312,164

(a)	Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.

As of December 31, 2017, the Company had a reserve of $22.4 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.

In 2016, ALLO began providing telecommunications services in Lincoln, Nebraska, as part of a commitment under franchise agreements with the city for ALLO to use commercially reasonable best efforts to pass substantially all commercial and residential properties in the community within the first four years of the agreements. During 2017, ALLO’s capital expenditures were $115.1 million, and ALLO anticipates network capital expenditures of approximately $75.0 million in 2018. The majority of these capital expenditures are for the network build-out in Lincoln. The currently anticipated capital expenditures for 2018 and beyond to build out the Lincoln network are not included in the above table, since there are no fixed and/or determinable minimum amounts which ALLO must incur, and the amounts and timing thereof could change based on customer demand for ALLO’s services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the notes to consolidated financial statements included in this report includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the following critical accounting policies and estimates that are discussed in more detail below: allowance for loan losses, income taxes, and accounting for derivatives.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses on loans. This evaluation process is subject to numerous estimates and judgments. The Company evaluates the appropriateness of the allowance for loan losses separately on each of its federally insured, private education, and consumer loan portfolios.

The allowance for the federally insured student loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses.

In determining the appropriateness of the allowance for loan losses on the private education and consumer loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a private education or consumer loan on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan and accrued interest when the collection of principal and interest is 120 days past due.

The allowance for loan losses is maintained at a level management believes is appropriate to provide for estimated probable credit losses inherent in the loan portfolios. This evaluation is inherently subjective because it requires estimates that may be susceptible to significant changes.

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

Derivative Accounting

The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative instrument or (ii) counterparty valuations. The factors that impact the fair value include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of realized and unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured the majority of the Company’s derivative transactions with the intent that each is economically effective. However, the Company’s derivative instruments do not qualify for hedge accounting. Accordingly, changes in the fair value of derivative instruments are reported in current period earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance regarding the recognition of revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance effective January 1, 2018 and the standard allows the use of either the retrospective or cumulative effect transition method. Due to identifying its Tuition Payment Processing and Campus Commerce operating segment as the principal in its payment services transactions, the Company now plans to use the retrospective transition method rather than the cumulative effect transition method, as previously disclosed. As a result of this change, the Company will recast its prior year financial statements to present this activity gross rather than net. The costs to provide payment services transactions of $47.4 million and $43.0 million for the years ended December 31, 2017 and 2016, respectively, is currently included in the Company’s “tuition payment processing, school information, and campus commerce revenue” in the consolidated statements of income. These costs will be presented separately in the consolidated statements of income as “costs to provide tuition payment processing, school information, and campus commerce services.”
The majority of the Company's revenue earned in its Asset Generation and Management segment, including loan interest and derivative activity, is explicitly excluded from the scope of the new guidance. Other than the payment services transactions discussed previously, the Company’s other fee-based operating segments will recognize revenue materially consistent with historical revenue recognition patterns.

Classification and Measurement
In January 2016, the FASB issued accounting guidance regarding the recognition and measurement of financial assets and financial liabilities, which will change the income statement impact of equity investments.  The new guidance requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee). However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The impairment assessment of equity investments without readily determinable fair values will be simplified by requiring a qualitative assessment to identify impairment.
On January 1, 2018, the effective date of this guidance, the Company recorded a cumulative effect adjustment to retained earnings of $1.7 million, net of taxes, related to equity securities with readily determinable fair values. The guidance is effective for equity securities without readily determinable fair values prospectively. The Company will continue to measure equity investments that do not have readily determinable fair values at cost and monitor such values for impairment and observable price changes. Upon adoption, this pronouncement will not have a material impact on the Company’s consolidated financial statements.
Leases
In February 2016, the FASB issued accounting guidance regarding the accounting for leases. The new standard will require the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. In general, lease arrangements exceeding a twelve-month term will be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use (ROU) asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented with certain practical expedients available. It will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company currently expects to adopt the new standard on its effective date and to elect all of the standard's available practical expedients on adoption. While the Company is evaluating the impact this pronouncement will have on its ongoing financial reporting, it currently believes the most significant changes relate to the recognition of new ROU assets and lease liabilities on its balance sheet primarily for office operating leases and the derecognition of existing assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed assets that currently do not qualify for sale accounting.
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
Statement of Cash Flows
In August 2016, the FASB issued accounting guidance regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  Among the cash flow matters addressed in the update are payments for costs related to debt prepayments or extinguishments, payments related to settlement of certain types of debt instruments, payments of contingent consideration made after a business combination, and distributions received from equity method investees, among others.  This guidance is effective for the Company beginning January 1, 2018.  The guidance will be applied using a retrospective transition method to each period presented, unless impracticable for specific cash flow matters, in which case the update would be applied prospectively as of the earliest date practicable.  This pronouncement will not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued accounting guidance which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows.  This guidance is effective for the Company beginning January 1, 2018.  The amendments will be applied using a retrospective transition method to each period presented.  This pronouncement will not have a material impact on the Company’s consolidated financial statements.
Goodwill
In January 2017, the FASB issued accounting guidance which eliminates the two-step process that requires identification of potential impairment and a separate measure of the actual impairment. Under the new guidance, the annual assessment of goodwill impairment is determined by using the difference between the carrying amount and the fair value of the reporting unit. The effective date of this standard is January 1, 2020, however, early adoption is permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company elected to early adopt this pronouncement on its 2017 measurement date of November 30. This pronouncement will not have a material impact on the Company’s financial position or results of operations.
Hedging Activities
In August 2017, the FASB issued accounting guidance which better aligns risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationship and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2017		As of December 31, 2016
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$4,966,125	22.6%	$8,585,283	34.2%
Variable-rate loan assets	17,029,752	77.4	16,518,360	65.8
Total	$21,995,877	100.0%	$25,103,643	100.0%

Fixed-rate debt instruments	$101,002	0.5%	$131,733	0.5%
Variable-rate debt instruments	21,626,125	99.5	24,968,687	99.5
Total	$21,727,127	100.0%	$25,100,420	100.0%

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

No variable-rate floor income was earned by the Company during the years ended December 31, 2017, 2016, and 2015. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2017	2016	2015
Fixed rate floor income, gross	$106,434	169,979	207,787
Derivative settlements (a)	10,838	(17,643)	(23,041)
Fixed rate floor income, net	$117,272	152,336	184,746

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The high levels of gross fixed rate floor income earned during 2017, 2016, and 2015 are due to historically low interest rates. If interest rates remain low, the Company anticipates continuing to earn significant fixed rate floor income in future periods. The year over year decrease in gross fixed rate floor income was due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2017:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance

4.0 - 4.49%	4.24%	1.60%	$1,122,268
4.5 - 4.99%	4.71%	2.07%	844,518
5.0 - 5.49%	5.22%	2.58%	525,738
5.5 - 5.99%	5.67%	3.03%	369,930
6.0 - 6.49%	6.19%	3.55%	424,652
6.5 - 6.99%	6.70%	4.06%	407,146
7.0 - 7.49%	7.17%	4.53%	146,457
7.5 - 7.99%	7.71%	5.07%	243,926
8.0 - 8.99%	8.18%	5.54%	542,818
> 9.0%	9.05%	6.41%	184,513
			$4,811,966

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2017, the weighted average estimated variable conversion rate was 3.17% and the short-term interest rate was 136 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2017 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$1,350,000	1.07%
2019	3,250,000	0.97
2020	1,500,000	1.01
2023	750,000	2.28
2024	300,000	2.28
2025	100,000	2.32
2027	50,000	2.32
	$7,300,000	1.21%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2017:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$20,007,358	—
3 month H15 financial commercial paper	Daily	1,109,621	—
3 month Treasury bill	Daily	604,627	—
3 month LIBOR (a)	Quarterly	—	11,727,486
1 month LIBOR	Monthly	—	8,624,559
Auction-rate (b)	Varies	—	780,829
Asset-backed commercial paper (c)	Varies	—	335,992
Other (d)		1,064,530	1,317,270
		$22,786,136	22,786,136

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2017.

Maturity	Notional amount
2018	$4,250,000
2019	3,500,000
2022	1,000,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$11,250,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2017 was one-month LIBOR plus 12.5 basis points.

(b)
As of December 31, 2017, the Company was sponsor for $780.8 million of asset-backed securities that are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

(c)	The interest rates on certain of the Company's warehouse facilities are indexed to asset-backed commercial paper rates.

(d)
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(39,894)	(17.6)%	$(73,999)	(32.5)%	$(13,423)	(5.9)%	$(40,271)	(17.8)%
Impact of derivative settlements	59,639	26.3	178,911	79.0	6,408	2.8	19,226	8.5
Increase (decrease) in net income before taxes	$19,745	8.7%	$104,912	46.5%	$(7,015)	(3.1)%	$(21,045)	(9.3)%
Increase (decrease) in basic and diluted earnings per share	$0.29		$1.55		$(0.09)		$(0.30)
	Year ended December 31, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(67,877)	(17.0)%	$(124,818)	(31.3)%	$(16,033)	(4.1)%	$(48,098)	(12.1)%
Impact of derivative settlements	59,847	15.0	179,541	45.0	3,052	0.8	9,155	2.3
Increase (decrease) in net income before taxes	$(8,030)	(2.0)%	$54,723	13.7%	$(12,981)	(3.3)%	$(38,943)	(9.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.12)		$0.80		$(0.19)		$(0.57)
	Year ended December 31, 2015
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(83,412)	(19.8)%	$(151,492)	(36.0)%	$(17,079)	(4.1)%	$(51,238)	(12.2)%
Impact of derivative settlements	38,439	9.1	115,315	27.4	6,161	1.5	18,484	4.4
Increase (decrease) in net income before taxes	$(44,973)	(10.7)%	$(36,177)	(8.6)%	$(10,918)	(2.6)%	$(32,754)	(7.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.61)		$(0.49)		$(0.16)		$(0.46)

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

On October 25, 2017, the Company completed a remarketing of the Euro Notes which reset the principal amount outstanding on the Euro Notes to $450.0 million U.S. dollars, with an interest rate based on the 3-month LIBOR index. In conjunction with the remarketing of the Euro Notes, the Company terminated the cross-currency interest rate swap.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting is effective.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein, which expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Nelnet, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Lincoln, Nebraska
February 27, 2018

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2017, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2018 Annual Meeting of Shareholders scheduled to be held on May 24, 2018 (the “Proxy Statement”), is incorporated herein by reference.

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

The following table summarizes information about compensation plans under which equity securities are authorized for issuance.

Equity Compensation Plan Information

	As of December 31, 2017
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	2,329,017	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	2,329,017

(1)
Includes 1,800,188, 37,207, and 491,622 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

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

2.1* ++
Stock Purchase Agreement dated as of October 18, 2017, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller.

2.2*
First Amendment to Stock Purchase Agreement dated as of February 1, 2018, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller.

2.3*
Second Amendment to Stock Purchase Agreement dated as of February 1, 2018, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller.

3.1
Composite Second Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended through May 25, 2017, filed as Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated by reference herein.

3.2
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

10.14*+++	Lease Amendment Number Four dated November 13, 2007 between M & P Building, LLC and Union Bank and Trust Company.

10.15*+++	Lease Amendment Number Five entered into in September 2008 between M & P Building, LLC and Union Bank and Trust Company.

10.16*	Lease Amendment Number Six dated December 15, 2017 between Nelnet Real Estate Ventures, Inc. and Union Bank and Trust Company.

10.17
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

10.19+	Nelnet, Inc. Restricted Stock Plan, as amended through May 22, 2014, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated by reference herein.

10.20+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through April 18, 2008, filed on June 27, 2008 as Exhibit 99.1 to the registrant’s Registration Statement on Form S-8 (Registration No. 333-151911) and incorporated herein by reference.

10.21+	Nelnet, Inc. Executive Officers Incentive Compensation Plan, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated by reference herein.

10.22+
Nelnet, Inc. Executive Officers Incentive Compensation Plan, as amended effective March 9, 2017, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.

Exhibit Index

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

10.25
Modification of Contract dated effective as of June 17, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated by reference herein.

10.26
Modification of Contract dated effective as of September 1, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 2, 2014 and incorporated herein by reference.

10.27
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.28
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

10.30
Management Agreement, dated effective as of January 4, 2016, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.

10.31
Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.

10.32
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.33
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.34
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

10.36
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

Exhibit Index

10.38
Amended and Restated Guaranty dated as of October 30, 2015, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.39
Annex I to Guaranty dated as of December 12, 2016 to the Amended and Restated Guaranty dated as of October 30, 2015 by ALLO Communications LLC, a subsidiary of Nelnet, Inc., in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 14, 2016 and incorporated herein by reference.

10.40
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

10.45
Consulting and Services Agreement made and entered into as of May 1, 2013, by and between Nelnet, Inc., and Union Bank and Trust Company, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

10.46
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated by reference herein.

10.47±
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

10.49±
Private Student Loan Origination and Servicing Agreement dated as of December 22, 2014, by and between Nelnet Servicing, LLC and Union bank and Trust Company, filed as Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.50±
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

10.52
Private Student Loan Servicing Agreement dated as of October 9, 2014, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.53
First Amendment of Loan Servicing Agreement dated as of September 27, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.49 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.54*	Private Loan Servicing Letter Agreement dated as of February 27, 2017, by and between Nelnet Servicing, LLC and Union Bank and Trust Company.

Exhibit Index

10.55*	Form of Trust/Custodial/Safekeeping Agreement by and between National Education Loan Network, Inc., as Principal, and Union Bank and Trust Company, as Trustee.

10.56*
Form of Special Investment Directions by National Education Loan Network, Inc. and its affiliates, as Principal under the Form of Trust/Custodial/Safekeeping Agreement between Principal and Union Bank and Trust Company, as Trustee.

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

 +++ Filed herewith for purposes of providing a complete set of all amendment documents to the Office Building Lease by and among M & P Building, LLC and Union Bank and Trust Company. The Office Building Lease and all prior amendment documents thereto have been previously filed.

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

Dated:	February 27, 2018
NELNET, INC

		By:	/s/ JEFFREY R. NOORDHOEK
Name: Jeffrey R. Noordhoek
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 27, 2018
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 27, 2018
Michael S. Dunlap

/s/ STEPHEN F. BUTTERFIELD	Vice Chairman	February 27, 2018
Stephen F. Butterfield

/s/ JAMES P. ABEL	Director	February 27, 2018
James P. Abel

/s/ WILLIAM R. CINTANI	Director	February 27, 2018
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 27, 2018
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 27, 2018
David S. Graff

/s/ THOMAS E. HENNING	Director	February 27, 2018
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 27, 2018
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 27, 2018
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 1998.
Lincoln, Nebraska
February 27, 2018

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016
	2017	2016
	(Dollars in thousands, except share data)
Assets:
Loans receivable (net of allowance for loan losses of $54,590 and $51,842, respectively)	$21,814,507	24,903,724
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	6,982	7,841
Cash and cash equivalents - held at a related party	59,770	61,813
Total cash and cash equivalents	66,752	69,654
Investments and notes receivable	240,538	254,144
Restricted cash	688,193	980,961
Restricted cash - due to customers	187,121	119,702
Loan accrued interest receivable	430,385	391,264
Accounts receivable (net of allowance for doubtful accounts of $1,436 and $1,549, respectively)	54,410	43,972
Goodwill	138,759	147,312
Intangible assets, net	38,427	47,813
Property and equipment, net	248,051	123,786
Other assets	56,474	23,232
Fair value of derivative instruments	818	87,531
Total assets	$23,964,435	27,193,095
Liabilities:
Bonds and notes payable	$21,356,573	24,668,490
Accrued interest payable	50,039	45,677
Other liabilities	198,252	210,475
Due to customers	187,121	119,702
Fair value of derivative instruments	7,063	77,826
Total liabilities	21,799,048	25,122,170
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 29,341,517 shares and 30,628,112 shares, respectively	293	306
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,468,587 shares and 11,476,932 shares, respectively	115	115
Additional paid-in capital	521	420
Retained earnings	2,143,983	2,056,084
Accumulated other comprehensive earnings	4,617	4,730
Total Nelnet, Inc. shareholders' equity	2,149,529	2,061,655
Noncontrolling interests	15,858	9,270
Total equity	2,165,387	2,070,925
Total liabilities and equity	$23,964,435	27,193,095

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$21,909,476	25,090,530
Restricted cash	641,994	970,306
Accrued interest receivable and other assets	431,934	390,504
Bonds and notes payable	(21,702,298)	(25,105,704)
Accrued interest payable and other liabilities	(168,637)	(290,996)
Fair value of derivative instruments, net	—	(66,453)
Net assets of consolidated education lending variable interest entities	$1,112,469	988,187
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$757,731	751,280	726,258
Investment interest	12,695	9,466	7,851
Total interest income	770,426	760,746	734,109
Interest expense:
Interest on bonds and notes payable	465,188	388,183	302,210
Net interest income	305,238	372,563	431,899
Less provision for loan losses	14,450	13,500	10,150
Net interest income after provision for loan losses	290,788	359,063	421,749
Other income:
Loan systems and servicing revenue	223,000	214,846	239,858
Tuition payment processing, school information, and campus commerce revenue	145,751	132,730	120,365
Communications revenue	25,700	17,659	—
Enrollment services revenue	—	4,326	51,073
Other income	52,826	53,929	47,262
Gain on sale of loans and debt repurchases, net	2,902	7,981	5,153
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(18,554)	49,795	4,401
Total other income	431,625	481,266	468,112
Operating expenses:
Salaries and benefits	301,885	255,924	247,914
Depreciation and amortization	39,541	33,933	26,343
Loan servicing fees	22,734	25,750	30,213
Cost to provide communications services	9,950	6,866	—
Cost to provide enrollment services	—	3,623	41,733
Other expenses	121,619	115,419	123,014
Total operating expenses	495,729	441,515	469,217
Income before income taxes	226,684	398,814	420,644
Income tax expense	64,863	141,313	152,380
Net income	161,821	257,501	268,264
Net loss (income) attributable to noncontrolling interests	11,345	(750)	(285)
Net income attributable to Nelnet, Inc.	$173,166	256,751	267,979
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$4.14	6.02	5.89
Weighted average common shares outstanding - basic and diluted	41,791,941	42,669,070	45,529,340

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2017, 2016, and 2015
	2017	2016	2015
	(Dollars in thousands)
Net income	$161,821	257,501	268,264
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	2,349	5,789	(1,570)
Reclassification adjustment for gains recognized in net income, net of losses	(2,528)	(1,907)	(2,955)
Income tax effect	66	(1,436)	1,674
Total other comprehensive (loss) income	(113)	2,446	(2,851)
Comprehensive income	161,708	259,947	265,413
Comprehensive loss (income) attributable to noncontrolling interests	11,345	(750)	(285)
Comprehensive income attributable to Nelnet, Inc.	$173,053	259,197	265,128

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2017, 2016, and 2015
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2014	—	34,756,384	11,486,932	$—	348	115	17,290	1,702,560	5,135	230	1,725,678
Issuance of noncontrolling interest	—	—	—	—	—	—	—	—	—	7,443	7,443
Net income	—	—	—	—	—	—	—	267,979	—	285	268,264
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,851)	—	(2,851)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(232)	(232)
Cash dividends on Class A and Class B common stock - $0.42 per share	—	—	—	—	—	—	—	(19,025)	—	—	(19,025)
Issuance of common stock, net of forfeitures	—	159,303	—	—	2	—	3,860	—	—	—	3,862
Compensation expense for stock based awards	—	—	—	—	—	—	5,188	—	—	—	5,188
Repurchase of common stock	—	(2,449,159)	—	—	(25)	—	(26,338)	(69,806)	—	—	(96,169)
Conversion of common stock	—	10,000	(10,000)	—	—	—	—	—	—	—	—
Balance as of December 31, 2015	—	32,476,528	11,476,932	—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,366	1,366
Net income	—	—	—	—	—	—	—	256,751	—	750	257,501
Other comprehensive income	—	—	—	—	—	—	—	—	2,446	—	2,446
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(572)	(572)
Cash dividends on Class A and Class B common stock - $0.50 per share	—	—	—	—	—	—	—	(21,188)	—	—	(21,188)
Issuance of common stock, net of forfeitures	—	189,952	—	—	1	—	4,218	—	—	—	4,219
Compensation expense for stock based awards	—	—	—	—	—	—	4,086	—	—	—	4,086
Repurchase of common stock	—	(2,038,368)	—	—	(20)	—	(7,884)	(61,187)	—	—	(69,091)
Balance as of December 31, 2016	—	30,628,112	11,476,932	—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19,578	19,578
Net income (loss)	—	—	—	—	—	—	—	173,166	—	(11,345)	161,821
Other comprehensive loss	—	—	—	—	—	—	—	—	(113)	—	(113)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Cash dividends on Class A and Class B common stock - $0.58 per share	—	—	—	—	—	—	—	(24,097)	—	—	(24,097)
Issuance of common stock, net of forfeitures	—	178,114	—	—	2	—	3,619	—	—	—	3,621
Compensation expense for stock based awards	—	—	—	—	—	—	4,193	—	—	—	4,193
Repurchase of common stock	—	(1,473,054)	—	—	(15)	—	(7,711)	(61,170)	—	—	(68,896)
Conversion of common stock	—	8,345	(8,345)	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2017, 2016, and 2015
	2017	2016	2015
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$173,166	256,751	267,979
Net (loss) income attributable to noncontrolling interests	(11,345)	750	285
Net income	161,821	257,501	268,264
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	137,823	122,547	123,736
Loan discount accretion	(44,812)	(40,617)	(43,766)
Provision for loan losses	14,450	13,500	10,150
Derivative market value adjustment	(26,379)	(59,895)	15,150
Unrealized foreign currency transaction adjustment	45,600	(11,849)	(43,801)
(Payments) proceeds from termination of derivative instruments, net	(30,382)	3,999	65,527
Payments to enter into derivative instruments	(929)	—	(2,936)
Proceeds from clearinghouse to settle variation margin, net	48,985	—	—
Gain on sale of loans, net	—	—	(351)
Gain from debt repurchases, net	(2,902)	(7,981)	(4,802)
Gain from sales of available-for-sale securities, net of losses	(2,528)	(1,907)	(2,955)
Deferred income tax (benefit) expense	(1,544)	27,005	7,049
Non-cash compensation expense	4,416	4,348	5,347
Impairment expense	3,626	—	—
Other	3,948	4,215	755
Increase in loan accrued interest receivable	(39,203)	(7,439)	(3,819)
(Increase) decrease in accounts receivable	(12,046)	7,454	1,061
(Increase) decrease in other assets	(34,457)	(2,203)	375
Increase in accrued interest payable	4,362	14,170	5,117
(Decrease) increase in other liabilities	(2,341)	2,409	(8,736)
Net cash provided by operating activities	227,508	325,257	391,365
Cash flows from investing activities, net of acquisitions:
Purchases of loans	(325,476)	(349,144)	(2,189,450)
Net proceeds from loan repayments, claims, capitalized interest, and other	3,363,526	3,735,772	3,668,302
Proceeds from sale of loans	53,203	44,760	3,996
Purchases of available-for-sale securities	(128,523)	(94,673)	(100,476)
Proceeds from sales of available-for-sale securities	156,540	144,252	95,758
Purchases of investments and issuance of notes receivable	(29,339)	(22,361)	(93,948)
Proceeds from investments and notes receivable	11,545	15,898	29,799
Purchases of property and equipment	(156,005)	(67,602)	(16,761)
Decrease (increase) in restricted cash, net	320,108	(147,487)	67,108
Business and asset acquisitions, net of cash acquired	—	—	(46,966)
Proceeds from sale of business, net	4,511	—	—
Net cash provided by investing activities	3,270,090	3,259,415	1,417,362
Cash flows from financing activities, net of borrowings assumed:
Payments on bonds and notes payable	(5,403,224)	(4,134,890)	(4,368,180)
Proceeds from issuance of bonds and notes payable	1,984,558	650,909	2,614,595
Payments of debt issuance costs	(6,497)	(5,845)	(11,162)
Payment of contingent consideration	(850)	—	—
Dividends paid	(24,097)	(21,188)	(19,025)
Repurchases of common stock	(68,896)	(69,091)	(96,169)
Proceeds from issuance of common stock	678	889	801
Issuance of noncontrolling interests	19,473	1,241	3,693
Distribution to noncontrolling interests	(1,645)	(572)	(232)
Net cash used in financing activities	(3,500,500)	(3,578,547)	(1,875,679)
Net (decrease) increase in cash and cash equivalents	(2,902)	6,125	(66,952)
Cash and cash equivalents, beginning of year	69,654	63,529	130,481
Cash and cash equivalents, end of year	$66,752	69,654	63,529

Cash disbursements made for:
Interest	$390,278	301,118	228,248
Income taxes, net of refunds	$96,721	115,415	147,235
Noncash investing and financing activities:
Loans and other assets acquired	$—	—	2,025,453
Borrowings and other liabilities assumed in acquisition of loans	$—	—	1,885,453
Issuance of noncontrolling interest	$—	20	3,750
Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisition is contained in note 8.

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1. Description of Business

Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diverse company with a focus on delivering education-related products and services and loan asset management. The largest operating businesses engage in loan servicing, tuition payment processing and school information systems, and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.

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

The Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act of 2010”) discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires that all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this law, the Company no longer originates new FFELP loans. To reduce its reliance on interest income on student loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business acquisitions.

The Company has four reportable operating segments. The Company's reportable operating segments include:

• Loan Systems and Servicing
• Tuition Payment Processing and Campus Commerce
• Communications
• Asset Generation and Management

A description of each reportable operating segment is included below. See note 15 for additional information on the Company's segment reporting.
Loan Systems and Servicing

The primary service offerings of the Loan Systems and Servicing operating segment include:

•	Servicing federally-owned student loans for the Department of Education

•	Servicing FFELP loans

•	Originating and servicing private education and consumer loans

•	Providing student loan servicing software and other information technology products and services

•	Providing outsourced services including call center, processing, and marketing services

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

The Company is one of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department.

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

Tuition Payment Processing and Campus Commerce

The Company's Tuition Payment Processing and Campus Commerce operating segment provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education). In addition, this operating segment provides K-12 private and faith-based schools (i) school information system software that help schools automate administrative processes such as admissions, scheduling, student billing, attendance, and grade book management and (ii) professional development and educational instruction services. This segment also provides innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data.

In the K-12 market, the Company offers actively managed tuition payment plans and billing services, school information system and learning management software, professional development and educational instruction services, and assistance with financial needs assessment and donor management. In the higher education market, the Company primarily offers actively managed tuition payment plans and campus commerce technologies and payment processing.

Outside of the education market, the Company also offers payment services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software.

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

ALLO derives its revenue primarily from the sale of communication services to residential and business customers in Nebraska. Internet, broadband, and television services include revenue from residential and business customers for subscriptions to ALLO's video and data products.  ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds of up to 1 gigabit per second for residential customers and is capable of providing symmetrical speeds of over 1 gigabit per second for business customers. Local calling services include fiber telephone service and other basic services.  Long-distance services include traditional domestic and international long distance which enables customers to make calls that terminate outside their local calling area.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset Generation and Management

The Company's Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's loan assets. Substantially all loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“Consolidation” loans). The Company also acquires private education and consumer loans. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

Corporate and Other Activities

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:

•	The operating results of Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary

•	Income earned on certain investment activities, including real estate and start-up ventures

•	Interest expense incurred on unsecured debt transactions

•	Other product and service offerings that are not considered reportable operating segments

Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

2. Recent Developments

On February 7, 2018, the Company acquired 100 percent of the outstanding stock of Great Lakes Educational Loan Services, Inc. (“Great Lakes”) for a purchase price of $150.0 million in cash. The Company and Great Lakes are two of the four large private sector companies, or TIVAS, that have student loan servicing contracts with the Department of Education to provide servicing for loans owned by the Department. The operating results of Great Lakes will be included in the Company's Loan Systems and Servicing operating segment beginning February 7, 2018.

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
The Company owns 91.5 percent of the economic rights of ALLO Communications LLC and has a disproportional 80 percent of the voting rights related to all operating decisions for ALLO's business. See note 1, “Description of Business,” for a description of ALLO, including the primary services offered. ALLO's management, as current minority members, has the opportunity to earn an additional 11.5 percent of the total ownership interests based on the financial performance of ALLO. In addition to the Company’s equity investment, Nelnet, Inc. (the parent) has issued a $270.0 million line of credit to ALLO. As of December 31, 2017 and 2016, the outstanding balance, including accrued interest, on the line of credit was $193.1 million and $58.0 million, respectively. Nelnet, Inc.’s maximum exposure to loss as a result of its involvement with ALLO is equal to its equity investment and the outstanding balance and accrued interest on the line of credit. The amounts owed by ALLO to Nelnet, Inc., including the interest costs incurred by ALLO and interest earnings recognized by Nelnet, Inc., are not reflected in the Company’s consolidated balance sheet as they were eliminated in consolidation. All of ALLO’s financial activities and related assets and liabilities, excluding the line of credit, are reflected in the Company’s consolidated financial statements. See note 15, “Segment Reporting,” for disclosure of ALLO’s total assets and results of operations (included in the "Communications" operating segment), note 10, "Goodwill," for disclosure of ALLO's goodwill, and note 11, “Property and Equipment,” for disclosure of ALLO’s fixed assets. ALLO's goodwill and property and equipment comprise the majority of its assets. The assets recognized as a result of consolidating ALLO are the property of ALLO and are not available for any other purpose, other than to Nelnet, Inc. as a secured lender under ALLO's line of credit.
Noncontrolling Interests

Amounts for noncontrolling interests reflect the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in the following entities:

•	Whitetail Rock Capital Management, LLC - WRCM is the Company’s SEC-registered investment advisor subsidiary. WRCM issued 10 percent minority membership interests on January 1, 2012.

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

•
TDP Phase Three, LLC (“TDP”) and TDP Phase Three-NMTC ("TDP-NMTC") - TDP and TDP-NMTC are entities that were established in October 2015 for the sole purpose of developing and operating the new headquarters of Hudl. The Company owns 25 percent of each TDP and TDP-NMTC.

•
330-333 Building, LLC ("330-333 Building") - 330-333 Building is an entity established on January 14, 2016 for the sole purpose of acquiring, developing, and operating a commercial building. The Company owns 50 percent of 330-333 Building.

The Company is a tenant in the 401 Building, the headquarters of Hudl, and the 330-333 Building. Because the Company, as lessee, was involved in the asset construction, 401 Building, TDP, TDP-NMTC, and 330-333 Building are included in the Company's consolidated financial statements.

•
GreatNet Solutions, LLC ("GreatNet") - GreatNet is a joint venture created to respond to an initiative by the Department for the procurement of a contract for federal student loan servicing.  As of December 31, 2017, Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes each owned 50 percent of the ownership interests in GreatNet.  For financial reporting purposes, the balance sheet and operating results of GreatNet are included in the Company's consolidated financial statements and presented in the Company's Loan Systems and Servicing operating segment.  On February 7, 2018, the Company purchased 100 percent of the outstanding stock of Great Lakes.  See note 2, “Recent Developments” for additional information on this business acquisition.

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

Loans Receivable

Loans consist of federally insured student loans, private education loans, and consumer loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2017 and 2016.

Federally insured loans were originated under the FFEL Program by certain eligible lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest. Generally, Stafford and PLUS loans have repayment periods between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment while the borrower is in-school, and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment, and forbearance program periods. In addition, eligible borrowers may qualify for income-driven repayment plans offered by the Department. These plans determine the borrower's payment amount based on their discretionary income and may extend their repayment period. Interest rates on federally insured student loans may be fixed or variable, dependent upon the type of loan, terms of the loan agreements, and date of origination.

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

Loans also include private education and consumer loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFEL Program. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' personal resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to 30 years. The private education loans are not covered by a guarantee or collateral in the event of borrower default. Consumer loans are unsecured loans to an individual for personal, family, or household purposes. The terms of the consumer loans, which vary on an individual basis, generally provide for repayment in weekly or monthly installments of principal and interest over a period of up to 6 years.

Allowance for Loan Losses

The allowance for loan losses represents management's estimate of probable losses on loans. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is appropriate to cover probable losses inherent in the loan portfolio. The Company evaluates the adequacy of the allowance for loan losses on its federally insured loan portfolio separately from its private education and consumer loan portfolios. These evaluation processes are subject to numerous judgments and uncertainties.

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

In determining the appropriate allowance for loan losses on the private education and consumer loans, the Company considers several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places private education and consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due, and charges off the loan when the collection of principal and interest is 120 days past due. Collections, if any, are reflected as a recovery through the allowance for loan losses.

Management has determined that each of the federally insured loan portfolio, private education loan portfolio, and consumer loan portfolio meets the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Accordingly, the portfolio segment disclosures are presented on this basis in note 4 for each of these portfolios.  The Company does not disaggregate its portfolio segment loan portfolios into classes of financing receivables. The Company collectively evaluates loans for impairment and as of December 31, 2017 and 2016, the Company did not have any impaired loans as defined in the Receivables Topic of the FASB Accounting Standards Codification.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased loan accrued interest was $71.4 million in 2015. Net purchased loan accrued interest in 2017 and 2016 was insignificant.

Investments

The Company's available-for-sale investment portfolio consists of student loan and other asset-backed securities and equity and debt securities. These securities are carried at fair value, with the temporary changes in fair value, net of taxes, carried as a separate component of shareholders’ equity. The amortized cost of debt securities in this category (including the student loan and other asset-backed securities) is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability of the Company to retain the investment to allow for any anticipated recovery in fair value. The entire fair value loss on a security that has experienced an other-than-temporary impairment is recorded in earnings if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the expected recovery of the loss. However, if the impairment is other-than-temporary, and either of those two conditions does not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income.

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
The Company tests goodwill for impairment in accordance with applicable accounting guidance. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a quantitative impairment test (described below), otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
If the Company elects to not perform a qualitative assessment or if the Company determines it is more likely than not that the fair value of a reporting unit is less than the carrying amount, then the Company performs a quantitative impairment test on goodwill. In the quantitative test, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company would record an impairment loss equal to the difference.
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
See note 10 for information regarding the Company's annual goodwill impairment review.
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

Loan interest income - Loan interest on federally insured student loans is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. In addition, the Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the borrower's course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Borrower repayment of PLUS and Consolidation loans normally begins within 60 days from the date of loan disbursement. Borrower repayment of private education loans typically begins six months following the borrower's graduation from a qualified institution, and the interest is either paid by the borrower or capitalized annually or at repayment. Repayment of consumer loans typically starts upon origination of the loan.

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

The Company recognizes loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. In instances

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

where there are changes to the assumptions, amortization/accretion is adjusted on a cumulative basis to reflect the change since the acquisition of the loan.

In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and deferred origination costs and accrete discounts on its loan portfolio. Previously, the Company amortized premiums and deferred origination costs and accreted discounts by including in its prepayment assumption forecasted payments in excess of contractually required payments as well as forecasted defaults. The Company has determined that only payments in excess of contractually required payments (excluding forecasted defaults) should be included in the prepayment assumption. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete loan premiums/discounts was decreased. The constant prepayment rates under the Company's revised policy are 5 percent for Stafford loans and 3 percent for Consolidation loans. The constant prepayment rates under the Company's prior policy in effect before this correction were 6 percent and 4 percent, respectively. During the third quarter of 2016, the Company recorded an adjustment to reflect the cumulative net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding pre-tax increase to interest income. The Company concluded this error had an immaterial impact on 2016 results as well as the results for prior periods.
The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.
Loan systems and servicing revenue – Loan systems and servicing revenue consists of the following items:

•
Loan and guaranty servicing fees – Loan servicing fees are determined according to individual agreements with customers and are calculated based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Guaranty servicing fees were generally calculated based on the number of loans serviced, volume of loans serviced, or amounts collected. Revenue is recognized over the period in which services are provided to customers, and when ultimate collection is assured.

•
Software services revenue – Software services revenue is determined from individual agreements with customers and includes license and maintenance fees associated with student loan software products.  Computer and software consulting and remote hosting revenues are recognized over the period in which services are provided to customers.

•	Outsourced services revenue - Outsourced services revenue is determined from individual agreements with customers and generally recognized over the period in which services are provided to customers.

•	Guaranty collections revenue – Guaranty collections revenue was earned when collected. Collection costs paid to third parties associated with this revenue was expensed upon successful collection.

Tuition payment processing, school information, and campus commerce revenue - Tuition payment processing, school information, and campus commerce revenue includes actively managed tuition payment solutions, remote hosted school information systems and learning management software, professional development and educational instruction services, assistance with financial needs assessment and donor management, and payment processing services. Fees for these services are recognized over the period in which services are provided to customers. Cash received in advance of the delivery of services is included in deferred revenue.

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

•
Investment advisory income - Investment advisory services are provided by the Company through an SEC-registered investment advisor subsidiary under various arrangements. The Company earns annual fees based on the outstanding balance of investments and certain performance measures, which are recognized monthly as earned.

•
Digital marketing and content solutions - The Company earned revenue related to digital marketing and content solution products and services under the brand name Peterson's. These products and services included test preparation study guides, school directories and databases, career exploration guides, on-line courses and test preparation, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. Several content solutions services included services to connect students to colleges and universities, and were sold based on subscriptions. Revenue from sales of subscription services was recognized ratably over the term of the contract as it was earned. Subscription revenue received or receivable in advance of the delivery of services was included in deferred revenue. Revenue from the sale of print products was generally earned and recognized, net of estimated returns, upon shipment or delivery. All other digital marketing and content solutions revenue was recognized over the period in which services were provided to customers. On December 31, 2017, the Company sold Peterson's. See note 10 for additional information regarding this sale.

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

The Company determines the fair value for its derivative instruments using either (i) pricing models that consider current market conditions and the contractual terms of the derivative instrument or (ii) counterparty valuations. The factors that impact the fair value of the Company's derivatives include interest rates, time value, forward interest rate curve, and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of realized and unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting. As a result, the change in fair value of derivative instruments is reported in current period earnings. Changes or shifts in the forward yield curve and fluctuations in currency rates can significantly impact the valuation of the Company’s derivatives, and therefore impact the financial position and results of operations of the Company. Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in the Company's consolidated statements of income and are accounted for as a change in fair value of such derivative. The changes in fair value of derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income.

Foreign Currency

During 2006, the Company issued Euro-denominated bonds, which were included in “bonds and notes payable” on the consolidated balance sheets. Transaction gains and losses resulting from exchange rate changes when re-measuring these bonds to U.S. dollars at the balance sheet date were included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income. On October 25, 2017, the Company completed a remarketing of its Euro notes which reset the principal amount outstanding on the notes to U.S. dollars.

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

Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

4. Loans Receivable and Allowance for Loan Losses

Loans receivable consisted of the following:

	As of December 31,
	2017	2016
Federally insured student loans:
Stafford and other	$4,418,881	5,186,047
Consolidation	17,302,725	19,643,937
Total	21,721,606	24,829,984
Private education loans	212,160	273,659
Consumer loans	62,111	—
	21,995,877	25,103,643
Loan discount, net of unamortized loan premiums and deferred origination costs	(113,695)	(129,507)
Non-accretable discount (a)	(13,085)	(18,570)
Allowance for loan losses:
Federally insured loans	(38,706)	(37,268)
Private education loans	(12,629)	(14,574)
Consumer loans	(3,255)	—
	$21,814,507	24,903,724

(a)	At December 31, 2017 and 2016, the non-accretable discount related to purchased loan portfolios of $5.8 billion and $8.3 billion, respectively.

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

	Year ended December 31,
	2017	2016	2015
Balance at beginning of period	$51,842	50,498	48,900
Provision for loan losses:
Federally insured loans	13,000	14,000	8,000
Private education loans	(2,000)	(500)	2,150
Consumer loans	3,450	—	—
Total provision for loan losses	14,450	13,500	10,150
Charge-offs:
Federally insured loans	(11,562)	(12,292)	(11,730)
Private education loans	(1,313)	(1,728)	(2,414)
Consumer loans	(195)	—	—
Total charge-offs	(13,070)	(14,020)	(14,144)
Recoveries - private education loans	768	954	1,050
Purchase (sale) of loans, net:
Federally insured loans	—	70	50
Private education loans	—	480	(140)
Transfer from repurchase obligation related to private education loans repurchased, net (a)	600	360	4,632
Balance at end of period	$54,590	51,842	50,498

Allocation of the allowance for loan losses:
Federally insured loans	$38,706	37,268	35,490
Private education loans	12,629	14,574	15,008
Consumer loans	3,255	—	—
Total allowance for loan losses	$54,590	51,842	50,498

(a) The Company sold various portfolios of private education loans to third-parties. Per the terms of the servicing agreements, the Company’s servicing operations were obligated to repurchase loans subject to the sale agreements in the event such loans became 60 or 90 days delinquent. As of December 31, 2016, the balance of loans subject to these repurchase obligations was $39.5 million. The Company's estimate related to its obligation to repurchase these loans is included in "other liabilities" in the Company's consolidated balance sheet and was $2.3 million as of December 31, 2016. On November 3, 2017, the loans subject to the repurchase obligations were sold by the owner of the loans to an unrelated third-party and the Company's repurchase obligation was terminated.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts for federally insured and private education loans.

	As of December 31,
	2017		2016		2015
Federally insured loans:
Loans in-school/grace/deferment (a)	$1,260,394		$1,606,468		$2,292,941
Loans in forbearance (b)	1,774,405		2,295,367		2,979,357
Loans in repayment status:
Loans current	16,477,004	88.2%	18,125,768	86.6%	19,447,541	84.4%
Loans delinquent 31-60 days (c)	682,586	3.7	818,976	3.9	1,028,396	4.5
Loans delinquent 61-90 days (c)	374,534	2.0	487,647	2.3	566,953	2.5
Loans delinquent 91-120 days (c)	287,922	1.5	335,291	1.6	415,747	1.8
Loans delinquent 121-270 days (c)	629,480	3.4	854,432	4.1	1,166,940	5.1
Loans delinquent 271 days or greater (c)(d)	235,281	1.2	306,035	1.5	390,232	1.7
Total loans in repayment	18,686,807	100.0%	20,928,149	100.0%	23,015,809	100.0%
Total federally insured loans	$21,721,606		$24,829,984		$28,288,107
Private education loans:
Loans in-school/grace/deferment (a)	$6,053		$35,146		$30,795
Loans in forbearance (b)	2,237		3,448		350
Loans in repayment status:
Loans current	196,720	96.5%	228,612	97.2%	228,464	96.7%
Loans delinquent 31-60 days (c)	1,867	0.9	1,677	0.7	1,771	0.7
Loans delinquent 61-90 days (c)	1,052	0.5	1,110	0.5	1,283	0.5
Loans delinquent 91 days or greater (c)	4,231	2.1	3,666	1.6	4,979	2.1
Total loans in repayment	203,870	100.0%	235,065	100.0%	236,497	100.0%
Total private education loans	$212,160		$273,659		$267,642

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

5. Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,352,045	1.47% - 3.37%	8/25/21 - 2/25/66
Bonds and notes based on auction	780,829	2.09% - 2.69%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,132,874
FFELP warehouse facilities	335,992	1.55% / 1.56%	11/19/19 / 5/31/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	74,717	3.30%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	82,647	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	10,000	2.98%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.07%	9/15/61
Other borrowings	70,516	2.44% - 3.38%	1/12/18 - 12/15/45
	21,727,127
Discount on bonds and notes payable and debt issuance costs	(370,554)
Total	$21,356,573

	As of December 31, 2016
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$22,130,063	0.24% - 6.90%	6/25/21 - 9/25/65
Bonds and notes based on auction	998,415	1.61% - 2.28%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	23,128,478
FFELP warehouse facilities	1,677,443	0.63% - 1.09%	9/7/18 - 12/13/19
Variable-rate bonds and notes issued in private education loan asset-backed securitization	112,582	2.60%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	113,378	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	50,184	4.37%	9/15/61
Other borrowings	18,355	3.38%	3/31/23 / 12/15/45
	25,100,420
Discount on bonds and notes payable and debt issuance costs	(431,930)
Total	$24,668,490

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Secured Financing Transactions

The Company has historically relied upon secured financing vehicles as its most significant source of funding for loans. The net cash flow the Company receives from the securitized loans generally represents the excess amounts, if any, generated by the underlying loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized loans are subordinate to bondholder interests, and the securitized loans may fail to generate any cash flow beyond what is due to bondholders. The Company’s secured financing vehicles during the periods presented include loan warehouse facilities and asset-backed securitizations.

The majority of the bonds and notes payable are primarily secured by the loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective bond resolutions or financing agreements.

FFELP warehouse facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of December 31, 2017, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-II	Total
Maximum financing amount	$500,000	500,000	1,000,000
Amount outstanding	189,502	146,490	335,992
Amount available	$310,498	353,510	664,008
Expiration of liquidity provisions	September 20, 2019	May 31, 2018
Final maturity date	November 19, 2019	May 31, 2020
Maximum advance rates	92.0 - 98.0%	85.0 - 95.0%
Minimum advance rates	84.0 - 90.0%	85.0 - 95.0%
Advanced as equity support	$9,513	12,876	22,389
The FFELP warehouse facilities are supported by 364-day liquidity provisions, which are subject to the respective expiration date shown in the previous table. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date. The NFSLW-I warehouse facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed as shown in the table above. The advance rates for collateral may increase or decrease based on market conditions, but they are subject to minimums as disclosed above. The NHELP-II warehouse facility has a static advance rate that requires initial equity for loan funding, but does not require increased equity based on market movements.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset-backed securitizations

The following tables summarize the asset-backed securitization transactions completed in 2017 and 2016.

	Securitizations completed during the year ended December 31, 2017
	NSLT 2017-1	NSLT 2017-2	NSLT 2017-3	Total
Date securities issued	5/24/17	7/26/17	12/14/17
Total original principal amount	$535,000	399,390	539,400	1,473,790
Bond discount	—	(2,002)	—	(2,002)
Issue price	$535,000	397,388	539,400	1,471,788
Cost of funds:	1-month LIBOR plus 0.78%	1-month LIBOR plus 0.77%	1-month LIBOR plus 0.85%
Final maturity date	6/25/65	9/25/65	2/25/66

	Securitizations completed during the year ended December 31, 2016
	FFELP 2016-1	Private education loan 2016-A (a)			Total
		Class A-1A notes	Class A-1B notes	2016-A total
Date securities issued	10/12/16	12/21/16	12/21/16	12/21/16
Total original principal amount	$426,000	112,582	91,378	225,960	$651,960

Class A senior notes:
Total original principal amount	$426,000	112,582	91,378	203,960	629,960
Bond discount	—	—	(609)	(609)	(609)
Issue price	$426,000	112,582	90,769	203,351	629,351
Cost of funds:	1-month LIBOR plus 0.80%	1-month LIBOR plus 1.75%	3.60%
Final maturity date	9/25/65	12/26/40	12/26/40

Class B subordinated notes:
Total original principal amount				$22,000	22,000
Bond discount				(285)	(285)
Issue price				$21,715	21,715
Cost of funds:				5.35%
Final maturity date				12/28/43

(a)
On June 26, 2015, the Company entered into a $275.0 million private education loan warehouse facility. The Company funded all loans that were included in this warehouse in the Private Education Loan 2016-A securitization and terminated the private education loan warehouse facility on December 21, 2016.

Auction Rate Securities

The interest rates on certain of the Company's FFELP asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). As of December 31, 2017, the Company is currently the sponsor on $780.8 million of Auction Rate Securities. The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents. Based on the relative levels of these indices as of December 31, 2017, the rates expected to be paid by the Company range from LIBOR plus 100 basis points, on the low end, to LIBOR plus 250 basis points, on the high end. These maximum rates are subject to increase if the credit ratings on the bonds are downgraded.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of December 12, 2021. As of December 31, 2017, $10.0 million was outstanding on the line of credit and $340.0 million was available for future use. Interest on amounts borrowed under the line of credit is payable, at the Company's election, at an alternate base rate or a Eurodollar rate, plus a variable rate (LIBOR), in each case as defined in the credit agreement. The initial margin applicable to Eurodollar borrowings is 150 basis points and may vary from 100 to 200 basis points depending on the Company's credit rating.

The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement.  The covenants include maintaining:

•	A minimum consolidated net worth

•	A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)

•	A limitation on recourse indebtedness

•	A limitation on the amount of unsecuritized private education and consumer loans in the Company’s portfolio

•	A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business

As of December 31, 2017, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.

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

Junior Subordinated Hybrid Securities

On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities through September 29, 2036 ("the scheduled maturity date") is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 5.07% at December 31, 2017. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part at their principal amount plus accrued and unpaid interest.

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

Other Borrowings

During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. Included in "other borrowings" as of December 31, 2017 was $50.4 million subject to this repurchase agreement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company also has three notes payable, which were each issued by TDP Phase Three, LLC ("TDP") in connection with the development of a commercial building in Lincoln, Nebraska that is the new corporate headquarters for Hudl, a related party. TDP is an entity established during 2015 for the sole purpose of developing and operating this building. The Company owns 25 percent of TDP. However, because the Company was the developer of and a current tenant in this building, the operating results of TDP are included in the Company's consolidated financial statements. Recourse to the Company on the outstanding balance of these notes is equal to its ownership percentage of TDP. A summary of the TDP notes outstanding as of December 31, 2017 is summarized below:

Issue date	Debt outstanding	Maturity date	Interest rate
December 30, 2015	$12,000	March 31, 2023	3.38% - fixed
December 30, 2015	6,355	December 15, 2045	3.38% - fixed
October 31, 2017	1,743	March 31, 2023	1-month LIBOR plus 2.00%

Debt Covenants

Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2017.

Maturity Schedule

Bonds and notes outstanding as of December 31, 2017 are due in varying amounts as shown below.

2018	$50,418
2019	189,502
2020	146,490
2021	33,410
2022	—
2023 and thereafter	21,307,307
$21,727,127

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

	Par value	Purchase price	Gain (loss)	Par value	Purchase price	Gain (loss)	Par value	Purchase price	Gain (loss)
	Year ended December 31,
	2017			2016			2015
Unsecured debt - Hybrid Securities	$29,803	25,357	4,446	7,000	4,865	2,135	14,504	11,374	3,130
Asset-backed securities	154,407	155,951	(1,544)	78,412	72,566	5,846	32,026	30,354	1,672
	$184,210	181,308	2,902	85,412	77,431	7,981	46,530	41,728	4,802

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

The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. As of December 31, 2017, the Company had $20.0 billion, $1.1 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $11.7 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $8.6 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2017	2016
Maturity	Notional amount	Notional amount
2018	$4,250,000	—
2019	3,500,000	—
2022	1,000,000	—
2024	250,000	—
2026	1,150,000	1,150,000
2027	375,000	—
2028	325,000	325,000
2029	100,000	—
2031	300,000	300,000
	$11,250,000	1,775,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2017 and 2016, was one-month LIBOR plus 12.5 basis points and 10.1 basis points, respectively.
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

As of December 31, 2017 and 2016, the Company had $4.8 billion and $8.4 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income, of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 3.17% and 2.42%, respectively.

The following tables summarize the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2017		As of December 31, 2016
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2017	$—	—%	$750,000	0.99%
2018	1,350,000	1.07	1,350,000	1.07
2019	3,250,000	0.97	3,250,000	0.97
2020	1,500,000	1.01	1,500,000	1.01
2023	750,000	2.28	—	—
2024	300,000	2.28	—	—
2025	100,000	2.32	100,000	2.32
2027	50,000	2.32	—	—
	$7,300,000	1.21%	$6,950,000	1.02%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

Interest rate swaps – unsecured debt hedges

As of December 31, 2017 and 2016, the Company had $20.4 million and $50.2 million, respectively, of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of December 31, 2017 and 2016, the Company had the following derivatives outstanding that are used to effectively convert the variable interest rate on a portion of the Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Foreign Currency Exchange Risk

In 2006, the Company issued €352.7 million of student loan asset-backed Euro Notes (the "Euro Notes") with an interest rate based on a spread to the EURIBOR index. On October 25, 2017, the Company completed a remarketing of the Euro Notes which reset principal amount outstanding on the Euro Notes to $450.0 million U.S. dollars with an interest rate based on the 3-month LIBOR index. As a result of the Euro Notes, the Company was exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes were re-measured at each reporting period and recorded in the Company’s consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations were included in the Company’s consolidated statements of income.

The Company entered into a cross-currency interest rate swap in connection with the issuance of the Euro Notes. On October 25, 2017, the Company terminated the cross-currency swap when the Euro Notes were remarketed. Under the terms of the cross-currency interest rate swap, the Company received from the counterparty a spread to the EURIBOR index based on a notional amount of €352.7 million and paid a spread to the LIBOR index based on a notional amount of $450.0 million.

The following table shows the income statement impact as a result of the re-measurement of the Euro Notes and the change in the fair value of the related derivative instruments.

	Year ended December 31,
	2017	2016	2015
Re-measurement of Euro Notes	$(45,600)	11,849	43,801
Change in fair value of cross currency interest rate swap	34,208	(1,954)	(45,195)
Total impact to consolidated statements of income - (expense) income (a)	$(11,392)	9,895	(1,394)

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Consolidated Financial Statement Impact Related to Derivatives

Balance Sheet

The following table summarizes the fair value of the Company’s derivatives as reflected on the consolidated balance sheets.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
1:3 basis swaps	$—	—	—	2,624
Interest rate swaps - floor income hedges	—	81,159	—	256
Interest rate swap option - floor income hedge	543	2,977	—	—
Interest rate caps	275	1,152	—	—
Interest rate swaps - hybrid debt hedges	—	—	7,063	7,341
Cross-currency interest rate swap	—	—	—	67,605
Other	—	2,243	—	—
Total	$818	87,531	7,063	77,826

During the year ended December 31, 2017 the Company terminated certain derivatives for net payments of $30.4 million, including proceeds of $2.1 million and $0.9 million on the termination of 1:3 basis swaps and interest rate caps, respectively, and payments of $33.4 million on the termination of cross-currency interest rate swap. During the year ended December 31, 2016, the Company terminated certain derivatives for net proceeds of $4.0 million, including proceeds of $0.6 million and $3.4 million from the termination of 1:3 basis swaps and interest rate swaps used to hedge loans earning fixed rate floor income, respectively.

Offsetting of Derivative Assets/Liabilities

The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged:

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of December 31, 2017	$818	—	—	818
Balance as of December 31, 2016	87,531	(2,880)	475	85,126

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of December 31, 2017	$(7,063)	—	8,520	1,457
Balance as of December 31, 2016	(77,826)	2,880	7,292	(67,654)

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Income Statement

The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Year ended December 31,
	2017	2016	2015
Settlements:
1:3 basis swaps	$(3,069)	1,493	1,058
Interest rate swaps - floor income hedges	10,838	(17,643)	(23,041)
Interest rate swaps - hybrid debt hedges	(781)	(915)	(1,012)
Cross-currency interest rate swap	(6,321)	(4,884)	(1,255)
Total settlements - income (expense)	667	(21,949)	(24,250)
Change in fair value:
1:3 basis swaps	(8,224)	(2,938)	12,292
Interest rate swaps - floor income hedges	3,585	64,111	20,103
Interest rate swap option - floor income hedge	(2,433)	(281)	(2,420)
Interest rate caps	(893)	(419)	(1,365)
Interest rate swaps - hybrid debt hedges	279	304	(295)
Cross-currency interest rate swap	34,208	(1,954)	(45,195)
Other	(143)	1,072	1,730
Total change in fair value - income (expense)	26,379	59,895	(15,150)
Re-measurement of Euro Notes (foreign currency transaction adjustment) - income (expense)	(45,600)	11,849	43,801
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - income (expense)	$(18,554)	49,795	4,401

Derivative Instruments - Credit and Market Risk

New clearing requirements reduce counterparty risk associated with over-the-counter derivatives executed by the Company after June 10, 2013. For non-centrally cleared derivatives, the Company is exposed to credit risk.

When the fair value of a non-centrally cleared derivative is positive (an asset in the Company's consolidated balance sheet), this generally indicates that the counterparty would owe the Company if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by the Company. If the Company was unable to collect from a counterparty, it would have a loss equal to the amount the derivative is recorded in the consolidated balance sheet.

The Company considers counterparties' credit risk when determining the fair value of derivative positions on its exposure net of collateral. However, the Company does not use the collateral to offset fair value amounts recognized for derivative instruments in the financial statements.

When the fair value of a non-centrally cleared derivative is negative (a liability in the Company's consolidated balance sheet), the Company would owe the counterparty if the derivative was settled and, therefore, has no immediate credit risk.  If the negative fair value of derivatives with a counterparty exceeds a specified threshold, the Company may have to make a collateral deposit with the counterparty. The threshold at which the Company may be required to post collateral is dependent upon the Company's unsecured credit rating.  The Company believes any downgrades from its current unsecured credit rating (Standard & Poor's: BBB- (stable outlook), Moody's: Ba1 (stable outlook), and DBRS: BBB (low) (stable outlook)), would not result in additional collateral requirements of a material nature. In addition, no counterparty has the right to terminate its contracts in the event of downgrades from the current ratings.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties and variation margin payments to its third-party clearinghouse. The Company attempts to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company's derivative portfolio and hedging strategy is reviewed periodically by its internal risk committee and board of directors' Risk and Finance Committee. With the Company's current derivative portfolio, the Company does not currently anticipate any movement in interest rates having a material impact on its liquidity or capital resources, nor expects future movements in interest rates to have a material impact on its ability to meet potential collateral deposits with its counterparties and variation margin payments to its third-party clearinghouse. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited.  In addition, the historical high correlation between one-month and three-month LIBOR limits the Company's exposure to interest rate movements on the 1:3 Basis Swaps.

7. Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of December 31, 2017				As of December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities (b)	$71,943	5,056	(25)	76,974	98,260	6,280	(641)	103,899
Equity securities	1,630	2,298	—	3,928	720	1,930	(61)	2,589
Total available-for-sale investments	$73,573	7,354	(25)	80,902	98,980	8,210	(702)	106,488
Trading investments - equity securities				—				105
Total available-for-sale and trading investments				80,902				106,593
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				84,752				69,789
Real estate				49,464				48,379
Notes receivable				16,393				17,031
Tax liens and affordable housing				9,027				12,352
Total investments and notes receivable				$240,538				254,144

(a)
As of December 31, 2017, the aggregate fair value of available-for-sale investments with unrealized losses was $12.3 million of which none had been in a continuous unrealized loss position for greater than 12 months. Because the Company currently has the intent and ability to retain these investments for an anticipated recovery in fair value, as of December 31, 2017, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(b)
As of December 31, 2017, the stated maturities of substantially all of the Company's student loan asset-backed securities and other debt securities classified as available-for-sale were greater than 10 years.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the amount included in "other income" in the consolidated statements of income related to the Company's investments classified as available-for-sale and trading.

	Year ended December 31,
	2017	2016	2015
Available-for-sale securities:
Gross realized gains	$3,767	3,099	3,402
Gross realized losses	(1,239)	(1,192)	(447)
Trading securities:
Unrealized gains (losses), net	(14)	525	(715)
Realized gains (losses), net	—	341	(2,097)
	$2,514	2,773	143

8. Business Combination

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

The proforma impacts of the acquisition on the Company's historical results prior to the acquisition were not material.

9. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2017 (months)	As of December 31, 2017	As of December 31, 2016

Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $12,715 and $8,548, respectively)	160	$24,168	28,335
Trade names (net of accumulated amortization of $2,498 and $1,653, respectively)	89	9,074	9,919
Computer software (net of accumulated amortization of $10,013 and $5,675, respectively)	14	4,958	9,296
Covenants not to compete (net of accumulated amortization of $127 and $91, respectively)	77	227	263
Total - amortizable intangible assets, net	124	$38,427	47,813

The Company recorded amortization expense on its intangible assets of $9.4 million, $11.6 million, and $9.8 million during the years ended December 31, 2017, 2016, and 2015, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2017, the Company estimates it will record amortization expense as follows:

2018	$10,428
2019	6,990
2020	3,789
2021	3,077
2022	2,474
2023 and thereafter	11,669
$38,427

10. Goodwill

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management (a)	Corporate and Other Activities	Total
Balance as of December 31, 2015	$8,596	67,168	19,800	41,883	8,553	146,000
ALLO purchase price adjustment	—	—	1,312	—	—	1,312
Balance as of December 31, 2016	8,596	67,168	21,112	41,883	8,553	147,312
Impairment expense	—	—	—	—	(3,626)	(3,626)
Sale of Peterson's	—	—	—	—	(4,927)	(4,927)
Balance as of December 31, 2017	$8,596	67,168	21,112	41,883	—	138,759

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

The Company reviews goodwill for impairment annually. This annual review is completed by the Company as of November 30 of each year and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. On November 30, 2017, due to the anticipated sale of Peterson's, the Company recognized an impairment expense of $3.6 million related to goodwill initially recorded upon the acquisition of Peterson's. On December 31, 2017, the Company sold Peterson's for $5.0 million in cash. The impairment expense recognized by the Company is included in "other expenses" in the consolidated statement of income.
For the 2017 annual review of goodwill, with the exception of the sale of Peterson's as discussed previously, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform further impairment testing and concluded there was no impairment of goodwill.
11. Property and Equipment

Property and equipment consisted of the following:

		As of December 31,
	Useful life	2017	2016
Non-communications:
Computer equipment and software	1-5 years	$124,708	97,317
Building and building improvements	5-39 years	24,003	13,363
Office furniture and equipment	3-7 years	15,210	12,344
Leasehold improvements	5-15 years	7,759	3,579
Transportation equipment	4-10 years	3,813	3,809
Land	—	2,628	1,682
Construction in progress	—	4,127	16,346
		182,248	148,440
Accumulated depreciation - non-communications		105,017	91,285
Non-communications, net property and equipment		77,231	57,155

Communications:
Network plant and fiber	5-15 years	138,122	40,844
Customer located property	5-10 years	13,767	5,138
Central office	5-15 years	10,754	6,448
Transportation equipment	4-10 years	5,759	2,966
Computer equipment and software	1-5 years	3,790	2,026
Other	1-39 years	2,516	1,268
Land	—	70	70
Construction in progress	—	11,620	12,537
		186,398	71,297
Accumulated depreciation - communications		15,578	4,666
Communications, net property and equipment		170,820	66,631
Total property and equipment, net		$248,051	123,786

The Company recorded depreciation expense on its property and equipment of $30.2 million, $22.4 million, and $16.5 million during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Stock Repurchases

The Company has a stock repurchase program that expires on May 25, 2019 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2017, 3.1 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2017, 2016, and 2015 are shown in the table below.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2017	1,473,054	$68,896	$46.77
Year ended December 31, 2016	2,038,368	69,091	33.90
Year ended December 31, 2015	2,449,159	96,169	39.27

13. Earnings per Common Share

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

	Year ended December 31,
	2017			2016			2015
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$171,442	1,724	173,166	254,063	2,688	256,751	265,129	2,850	267,979

Denominator:
Weighted-average common shares outstanding - basic and diluted	41,375,964	415,977	41,791,941	42,222,335	446,735	42,669,070	45,045,199	484,141	45,529,340
Earnings per share - basic and diluted	$4.14	4.14	4.14	6.02	6.02	6.02	5.89	5.89	5.89

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2017, a cumulative amount of 171,519 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

14. Income Taxes

The Company is subject to income taxes in the United States, Canada, and Australia. Significant judgment is required in evaluating the Company's tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

As required by the Income Taxes Topic of the FASB Accounting Standards Codification ("ASC Topic 740"), the Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

As of December 31, 2017, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $28.4 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $22.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $7.1 million prior to December 31, 2018 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $7.1 million decrease, $5.6 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2017	2016
Gross balance - beginning of year	$28,004	27,688
Additions based on tax positions of prior years	145	904
Additions based on tax positions related to the current year	2,903	4,347
Settlements with taxing authorities	—	—
Reductions for tax positions of prior years	(356)	(3,088)
Reductions based on tax positions related to the current year	—	—
Reductions due to lapse of applicable statutes of limitations	(2,275)	(1,847)
Gross balance - end of year	$28,421	28,004

All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.

The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2017 and 2016, $4.5 million and $3.5 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $0.8 million, $0.3 million, and $1.2 million related to uncertain tax positions for the years ended December 31, 2017, 2016, and 2015, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2017, 2016, and 2015. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2014. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2007. As of December 31, 2017, the Company has tax uncertainties that remain unsettled in the following jurisdictions:
California        2010 through 2015
Maine            2011 through 2016
New York        2008 through 2014
Texas            2007 through 2009

The provision for income taxes consists of the following components:

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$65,196	111,302	140,778
State	1,246	3,019	4,530
Foreign	(35)	(13)	23
Total current provision	66,407	114,308	145,331

Deferred:
Federal	(8,270)	25,423	3,572
State	6,618	1,976	3,875
Foreign	108	(394)	(398)
Total deferred provision	(1,544)	27,005	7,049
Provision for income tax expense	$64,863	141,313	152,380

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2017	2016	2015
Tax expense at federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Reduction of statutory federal rate (a)	(8.0)	—	—
State tax, net of federal income tax benefit	1.6	1.1	1.0
Provision for uncertain federal and state tax matters	—	—	0.9
Tax credits	(1.3)	(0.6)	(0.5)
Other	—	—	(0.1)
Effective tax rate	27.3%	35.5%	36.3%

(a)
The Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, changes existing United States tax law and includes numerous provisions that affect businesses, including the Company.  The Tax Act, for instance, introduces changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits.

The Company accounted for the change in tax laws in accordance with ASC Topic 740 that provides guidance that a change in tax law or rates be recognized in the financial reporting period that includes the enactment date, which is the date the changes were signed into law.  The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets.  The Company re-measured its deferred tax liabilities and deferred

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

tax assets as of December 22, 2017 resulting in a decrease to income tax expense of $19.3 million.  The Company determined no valuation allowance was needed for any deferred tax assets as a result of the Act.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance regarding how a company is to reflect provisional amounts when necessary information is not yet available, prepared, or analyzed sufficiently to complete its accounting for the effect of the changes in the Tax Act. The income tax benefit of $19.3 million recorded during the year ended December 31, 2017 represents all known and estimable impacts of the Tax Act and is a provisional amount based on the Company’s current best estimate. This provisional amount incorporates assumptions made based upon the Company’s current interpretations of the Tax Act and may change as the Company receives additional clarification and implementation guidance, and as data becomes available allowing for a more accurate scheduling of the deferred tax assets and liabilities, including those related to items potentially impacted by the Tax Act such as accruals in 2017 related to payments not occurring until later in 2018, partnership basis, and tax implications of the Tax Act at state and local jurisdictions. Adjustments to this provisional amount through December 22, 2018 will be included in income from operations as an adjustment to tax expense in future periods.

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Student loans	$13,532	20,980
Deferred revenue	3,246	2,699
Securitizations	2,970	5,675
Intangible assets	2,899	4,821
Accrued expenses	2,246	3,533
Stock compensation	1,744	2,948
Total gross deferred tax assets	26,637	40,656
Less valuation allowance	(254)	(264)
Net deferred tax assets	26,383	40,392
Deferred tax liabilities:
Basis in certain derivative contracts	23,051	46,636
Partnership basis	21,474	4,976
Loan origination services	8,001	13,019
Depreciation	4,958	5,128
Debt repurchases	3,856	12,457
Debt and equity investments	1,767	3,246
Other	823	360
Total gross deferred tax liabilities	63,930	85,822
Net deferred tax liability	$(37,547)	(45,430)

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

As of December 31, 2017 and 2016, the Company had a current income tax receivable of $42.4 million and $13.0 million, respectively, that is included in "other assets" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

15. Segment Reporting

The Company has four reportable operating segments. The Company's reportable operating segments include:

• Loan Systems and Servicing
• Tuition Payment Processing and Campus Commerce
• Communications
• Asset Generation and Management

The Company earns fee-based revenue through its Loan Systems and Servicing, Tuition Payment Processing, and Communications operating segments. In addition, the Company earns interest income on its loan portfolio in its Asset Generation and Management operating segment.

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

Corporate and Other Activities

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities includes the following items:

•	Income earned on certain investment activities

•	Interest expense incurred on unsecured debt transactions

•	Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisor subsidiary

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2017
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$513	17	3	764,225	13,643	(7,976)	770,426
Interest expense	3	—	5,427	464,256	3,477	(7,976)	465,188
Net interest income	510	17	(5,424)	299,969	10,166	—	305,238
Less provision for loan losses	—	—	—	14,450	—	—	14,450
Net interest income (loss) after provision for loan losses	510	17	(5,424)	285,519	10,166	—	290,788
Other income:
Loan systems and servicing revenue	223,000	—	—	—	—	—	223,000
Intersegment servicing revenue	41,674	—	—	—	—	(41,674)	—
Tuition payment processing, school information, and campus commerce revenue	—	145,751	—	—	—	—	145,751
Communications revenue	—	—	25,700	—	—	—	25,700
Other income	—	—	—	13,424	39,402	—	52,826
Gain on sale of loans and debt repurchases, net	—	—	—	(1,567)	4,469	—	2,902
Derivative settlements, net	—	—	—	1,448	(781)	—	667
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(19,357)	136	—	(19,221)
Total other income	264,674	145,751	25,700	(6,052)	43,226	(41,674)	431,625
Operating expenses:
Salaries and benefits	156,256	69,500	14,947	1,548	59,633	—	301,885
Depreciation and amortization	2,864	9,424	11,835	—	15,418	—	39,541
Loan servicing fees	—	—	—	22,734	—	—	22,734
Cost to provide communications services	—	—	9,950	—	—	—	9,950
Other expenses	39,126	19,138	8,074	3,900	51,381	—	121,619
Intersegment expenses, net	31,871	9,079	2,101	42,830	(44,208)	(41,674)	—
Total operating expenses	230,117	107,141	46,907	71,012	82,224	(41,674)	495,729
Income (loss) before income taxes	35,067	38,627	(26,631)	208,455	(28,832)	—	226,684
Income tax (expense) benefit	(18,128)	(14,678)	10,120	(79,213)	37,036	—	(64,863)
Net income (loss)	16,939	23,949	(16,511)	129,242	8,204	—	161,821
Net loss (income) attributable to noncontrolling interests	12,640	—	—	—	(1,295)	—	11,345
Net income (loss) attributable to Nelnet, Inc.	$29,579	23,949	(16,511)	129,242	6,909	—	173,166

Total assets as of December 31, 2017	$122,330	250,351	214,336	22,910,974	877,859	(411,415)	23,964,435

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2016
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$111	9	1	754,788	10,913	(5,076)	760,746
Interest expense	—	—	1,271	385,913	6,076	(5,076)	388,183
Net interest income	111	9	(1,270)	368,875	4,837	—	372,563
Less provision for loan losses	—	—	—	13,500	—	—	13,500
Net interest income (loss) after provision for loan losses	111	9	(1,270)	355,375	4,837	—	359,063
Other income:
Loan systems and servicing revenue	214,846	—	—	—	—	—	214,846
Intersegment servicing revenue	45,381	—	—	—	—	(45,381)	—
Tuition payment processing, school information, and campus commerce revenue	—	132,730	—	—	—	—	132,730
Communications revenue	—	—	17,659	—	—	—	17,659
Enrollment services revenue	—	—	—	—	4,326	—	4,326
Other income	—	—	—	15,709	38,221	—	53,929
Gain on sale of loans and debt repurchases, net	—	—	—	5,846	2,135	—	7,981
Derivative settlements, net	—	—	—	(21,034)	(915)	—	(21,949)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	70,368	1,376	—	71,744
Total other income	260,227	132,730	17,659	70,889	45,143	(45,381)	481,266
Operating expenses:
Salaries and benefits	132,072	62,329	7,649	1,985	51,889	—	255,924
Depreciation and amortization	1,980	10,595	6,060	—	15,298	—	33,933
Loan servicing fees	—	—	—	25,750	—	—	25,750
Cost to provide communications services	—	—	6,866	—	—	—	6,866
Cost to provide enrollment services	—	—	—	—	3,623	—	3,623
Other expenses	40,715	18,486	4,370	6,005	45,843	—	115,419
Intersegment expenses, net	24,204	6,615	958	46,494	(32,889)	(45,381)	—
Total operating expenses	198,971	98,025	25,903	80,234	83,764	(45,381)	441,515
Income (loss) before income taxes	61,367	34,714	(9,514)	346,030	(33,784)	—	398,814
Income tax (expense) benefit	(23,319)	(13,191)	3,615	(131,492)	23,074	—	(141,313)
Net income (loss)	38,048	21,523	(5,899)	214,538	(10,710)	—	257,501
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(750)	—	(750)
Net income (loss) attributable to Nelnet, Inc.	$38,048	21,523	(5,899)	214,538	(11,460)	—	256,751

Total assets as of December 31, 2016	$55,469	230,283	103,104	26,378,467	682,459	(256,687)	27,193,095

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2015 (a)
	Loan Systems and Servicing	Tuition Payment Processing and Campus Commerce	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$49	3	—	728,199	7,686	(1,828)	734,109
Interest expense	—	—	—	297,625	6,413	(1,828)	302,210
Net interest income	49	3	—	430,574	1,273	—	431,899
Less provision for loan losses	—	—	—	10,150	—	—	10,150
Net interest income (loss) after provision for loan losses	49	3	—	420,424	1,273	—	421,749
Other income:
Loan systems and servicing revenue	239,858	—	—	—	—	—	239,858
Intersegment servicing revenue	50,354	—	—	—	—	(50,354)	—
Tuition payment processing, school information, and campus commerce revenue	—	120,365	—	—	—	—	120,365
Enrollment services revenue	—	—	—	—	51,073	—	51,073
Other income	—	(925)	—	15,939	32,248	—	47,262
Gain on sale of loans and debt repurchases, net	—	—	—	2,034	3,119	—	5,153
Derivative settlements, net	—	—	—	(23,238)	(1,012)	—	(24,250)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	27,216	1,435	—	28,651
Total other income	290,212	119,440	—	21,951	86,863	(50,354)	468,112
Operating expenses:
Salaries and benefits	134,635	55,523	—	2,172	55,585	—	247,914
Depreciation and amortization	1,931	8,992	—	—	15,420	—	26,343
Loan servicing fees	—	—	—	30,213	—	—	30,213
Cost to provide enrollment services	—	—	—	—	41,733	—	41,733
Other expenses	57,799	15,161	—	5,083	44,971	—	123,014
Intersegment expenses, net	29,706	8,617	—	50,899	(38,868)	(50,354)	—
Total operating expenses	224,071	88,293	—	88,367	118,841	(50,354)	469,217
Income (loss) before income taxes	66,190	31,150	—	354,008	(30,705)	—	420,644
Income tax (expense) benefit	(25,153)	(11,838)	—	(134,522)	19,132	—	(152,380)
Net income (loss)	41,037	19,312	—	219,486	(11,573)	—	268,264
Net loss (income) attributable to noncontrolling interests	20	—	—	—	(305)	—	(285)
Net income (loss) attributable to Nelnet, Inc.	$41,057	19,312	—	219,486	(11,878)	—	267,979

Total assets as of December 31, 2015	$80,459	229,615	68,760	29,634,280	624,953	(218,923)	30,419,144

(a) On December 31, 2015, the Company purchased ALLO. The ALLO assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition. As such, ALLO's assets and liabilities as of December 31, 2015 are included in the Company's consolidated balance sheet. However, ALLO had no impact on the consolidated statement of income during 2015.

16. Major Customer

The Company earns loan servicing revenue from a servicing contract with the Department that is currently set to expire on June 16, 2019. Revenue earned by the Company's Loan Systems and Servicing operating segment related to this contract was $155.8 million, $151.7 million, and $133.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. In April 2016, the Department's Office of Federal Student Aid announced a new contract procurement process for the Department to acquire a single servicing platform to manage all student loans owned by the Department.

In May 2016, Nelnet Servicing, a subsidiary of the Company, and Great Lakes submitted a joint response to the procurement as part of their GreatNet joint venture created to respond to the contract solicitation process and to provide services under a new contract in the event that the Department selects it for a contract award. On August 1, 2017, the Department canceled the prior procurement process. On February 20, 2018, the Department's Office of Federal Student Aid released information regarding a n

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

ew contract procurement process. The contract solicitation process is divided into two phases. Responses for Phase One are due on April 6, 2018. The contract solicitation requests responses from interested vendors for nine components. Vendors may provide a response for an individual, multiple, or all components. The Company intends to respond to Phase One of the solicitation.

17. Leases

The Company leases certain office space and equipment under operating leases. As operating leases expire, it is expected that they will be replaced with similar leases. Future minimum lease payments under these leases are shown below:

2018	$5,277
2019	4,337
2020	3,628
2021	2,002
2022	1,649
2023 and thereafter	4,857
Total minimum lease payments	$21,750

Total rental expense incurred by the Company for the years ended December 31, 2017, 2016, and 2015 was $5.7 million, $6.0 million, and $5.5 million, respectively.

18. Defined Contribution Benefit Plan

The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre-tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $6.2 million, $5.1 million, and $4.6 million during the years ended December 31, 2017, 2016, and 2015, respectively.

19. Stock Based Compensation Plans

Restricted Stock Plan

The following table summarizes restricted stock activity:

	Year ended December 31,
	2017	2016	2015
Non-vested shares at beginning of year	447,380	471,597	499,463
Granted	107,237	123,181	126,946
Vested	(131,988)	(113,507)	(108,424)
Canceled	(24,419)	(33,891)	(46,388)
Non-vested shares at end of year	398,210	447,380	471,597

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2017, there was $8.1 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense as shown in the table below.

2018	$3,211
2019	1,960
2020	1,211
2021	731
2022	439
2023 and thereafter	596
$8,148

For the years ended December 31, 2017, 2016, and 2015, the Company recognized compensation expense of $4.2 million, $4.1 million, and $5.2 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.

Employee Share Purchase Plan

The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2017, 2016, and 2015, the Company recognized compensation expense of approximately $197,000, $287,000, and $147,000, respectively, in connection with issuing 16,989 shares, 25,551 shares, and 23,912 shares, respectively, under this plan.

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

For the years ended December 31, 2017, 2016, and 2015, the Company recognized approximately $922,000, $922,000, and $905,000, respectively, of expense related to this plan. The following table provides the number of shares awarded under this plan for the years ended December 31, 2017, 2016, and 2015.

	Shares issued - not deferred	Shares- deferred	Total
Year ended December 31, 2017	6,855	10,974	17,829
Year ended December 31, 2016	10,799	13,644	24,443
Year ended December 31, 2015	8,164	10,406	18,570

As of December 31, 2017, a cumulative amount of 171,519 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

20.	Related Parties

Transactions with Union Bank and Trust Company

Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

her spouse and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.

The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.

Loan Purchases

On December 22, 2014, the Company entered into an agreement with Union Bank in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company committed to purchase, or arrange for a designee to purchase, all volume originated by Union Bank under this agreement. During 2016 and 2015, the Company purchased $29.6 million (par value) and $4.4 million (par value), respectively, of private education loans from Union Bank, pursuant to this agreement. No loans were originated under this agreement in 2017.

In addition to the agreement previously discussed, during 2017, the Company also purchased $2.9 million (par value) of private education loans and $10.3 million (par value) of consumer loans from Union Bank.

Loan Servicing

The Company serviced $462.3 million, $483.8 million, and $563.1 million of FFELP and private education loans for Union Bank as of December 31, 2017, 2016, and 2015, respectively. Servicing revenue earned by the Company from servicing loans for Union Bank was $0.5 million, $0.6 million, and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, accounts receivable includes approximately $42,000 and $36,000, respectively, due from Union Bank for loan servicing.

Funding - Participation Agreement

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2017 and 2016, $552.6 million and $496.8 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

Operating Cash Accounts

The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2017 and 2016, the Company had $115.8 million and $74.3 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $56.0 million and $12.5 million as of December 31, 2017 and 2016, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts for the years ended December 31, 2017, 2016, and 2015, was $0.9 million, $0.4 million, and $0.2 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

529 Plan Administration Services

The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2017, 2016, and 2015, the Company has received fees of $2.0 million, $1.6 million, and $3.5 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.

Lease Arrangements

Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $74,000, $73,000, and $73,000 for commercial rent and storage income during 2017, 2016, and 2015, respectively. The lease agreement expires on June 30, 2023.

Other Fees Paid to Union Bank

During the years ended December 31, 2017, 2016, and 2015, the Company paid Union Bank approximately $127,000, $126,000, and $111,000, respectively, in cash management fees. During the years ended December 31, 2016 and 2015, the Company paid Union Bank approximately $13,000 and $47,000, respectively, in commissions. In addition, for the year ended December 31, 2015, the Company paid Union Bank approximately $205,000 in connection with servicing opportunities for various asset classes, and $36,000 for administrative services.

Other Fees Received from Union Bank

During the years ended December 31, 2017, 2016, and 2015, Union Bank paid the Company approximately $219,000, $209,000, and $201,000, respectively, under an employee sharing arrangement, and during the years ended December 31, 2016 and 2015, Union Bank paid the Company approximately $10,000 and $19,000, respectively, for health and productivity services. During the year ended December 31, 2017, Union Bank paid the Company approximately $11,000 in payment processing fees (net of merchant fees of approximately $1,000).

401(k) Plan Administration

Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $241,000, $280,000, and $469,000 during the years ended December 31, 2017, 2016, and 2015, respectively.

Investment Services

Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts.  As of December 31, 2017, the outstanding balance of investments in the trusts was $665.9 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity.  For the years ended December 31, 2017, 2016, and 2015, the Company earned $9.2 million, $4.5 million, and $2.7 million, respectively, of fees under this agreement.

In January 2012 and October 2015, WRCM entered into management agreements with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Mr. Dunlap and his spouse. In January 2016, WRCM entered into a similar management agreement with Union Bank with respect to several trusts established in December 2015 by Stephen F. Butterfield, Vice Chairman and a member of the board of directors of the Company, and his spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap and his spouse contributed a total of 3,375,000 and 3,000,000 shares of the Company's Class B common stock to the trusts upon the establishment of the trusts in 2011 and 2015,

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

respectively, and Mr. Butterfield and his spouse contributed a total of 1,200,000 shares of the Company's Class B common stock upon the establishment of the trusts in 2016. For the years ended December 31, 2017, 2016, and 2015, the Company earned approximately $161,000, $142,000, and $71,000, respectively, of fees under these agreements.

As of December 31, 2017 and 2016, accounts receivable included $0.2 million and $0.8 million, respectively, due from Union Bank related to fees earned by WRCM from the investment services described above.

WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Union Financial Services, Inc., which is owned 50 percent by each Mr. Dunlap and Mr. Butterfield, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of December 31, 2017, the outstanding balance of investments in these funds was $149.4 million. For the years ended December 31, 2017, 2016, and 2015, the Company paid Union Bank $0.3 million, $0.4 million, and $0.4 million, respectively, as custodian.

Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")

David Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl. On March 17, 2015 and July 7, 2017, the Company made a $40.5 million and $10.4 million preferred stock investment, respectively, in Hudl. Prior to these investments, the Company and Mr. Dunlap made separate equity investments in Hudl. The Company and Mr. Dunlap, along with his children, currently hold combined direct and indirect equity ownership interests in Hudl of 19.7% and 3.4%, respectively. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl under the cost method. The Company's investment in Hudl is included in "investments and notes receivable" in the Company's consolidated balance sheet.

The Company makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including investments in real estate. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company's headquarters are located. One investment includes the development of a building in Lincoln's Haymarket District that is the new headquarters of Hudl, in which Hudl is the primary tenant in this building.

Transactions with Assurity Life Insurance Company ("Assurity")

Thomas Henning, who has served on the Company's Board of Directors since 2003, is the President and Chief Executive Officer of Assurity. During the year ended December 31, 2017, Nelnet Business Solutions paid $1.5 million to Assurity for insurance premiums for insurance on certain tuition payment plans. As part of providing the tuition payment plan insurance to Nelnet Business Solutions, Assurity entered into a reinsurance agreement with the Company's insurance subsidiary, under which Assurity paid the Company's insurance subsidiary reinsurance premiums of $1.4 million in 2017, and the Company's insurance subsidiary paid claims on such reinsurance to Assurity of $0.7 million in 2017. In addition, Assurity pays Nelnet Business Solutions a partial refund annually based on claim experience, which was approximately $10,000 for the year ended December 31, 2017.

During the years ended December 31, 2017, 2016, and 2015, the Company made available to its employees certain voluntary insurance products through Assurity. Premiums are paid by participants and are remitted to Assurity by the Company on behalf of the participants. The Company remitted to Assurity approximately $181,000, $166,000, and $116,000 in premiums related to these products during 2017, 2016, and 2015, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

21. Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2017.

	As of December 31, 2017			As of December 31, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (available-for-sale and trading): (a)
Student loan and other asset-backed securities	$—	76,866	76,866	—	103,780	103,780
Equity securities	3,928	—	3,928	2,694	—	2,694
Debt securities	108	—	108	119	—	119
Total investments (available-for-sale and trading)	4,036	76,866	80,902	2,813	103,780	106,593
Derivative instruments (b)	—	818	818	—	87,531	87,531
Total assets	$4,036	77,684	81,720	2,813	191,311	194,124
Liabilities:
Derivative instruments (b):	$—	7,063	7,063	—	77,826	77,826
Total liabilities	$—	7,063	7,063	—	77,826	77,826

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2017
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,106,440	21,814,507	—	—	23,106,440
Cash and cash equivalents	66,752	66,752	66,752	—	—
Investments (available-for-sale)	80,902	80,902	4,036	76,866	—
Notes receivable	16,393	16,393	—	16,393	—
Restricted cash	688,193	688,193	688,193	—	—
Restricted cash – due to customers	187,121	187,121	187,121	—	—
Accrued interest receivable	430,385	430,385	—	430,385	—
Derivative instruments	818	818	—	818	—
Financial liabilities:
Bonds and notes payable	21,521,463	21,356,573	—	21,521,463	—
Accrued interest payable	50,039	50,039	—	50,039	—
Due to customers	187,121	187,121	187,121	—	—
Derivative instruments	7,063	7,063	—	7,063	—

	As of December 31, 2016
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$25,653,581	24,903,724	—	—	25,653,581
Cash and cash equivalents	69,654	69,654	69,654	—	—
Investments (available-for-sale and trading)	106,593	106,593	2,813	103,780	—
Notes receivable	17,031	17,031	—	17,031	—
Restricted cash	980,961	980,961	980,961	—	—
Restricted cash – due to customers	119,702	119,702	119,702	—	—
Accrued interest receivable	391,264	391,264	—	391,264	—
Derivative instruments	87,531	87,531	—	87,531	—
Financial liabilities:
Bonds and notes payable	24,220,996	24,668,490	—	24,220,996	—
Accrued interest payable	45,677	45,677	—	45,677	—
Due to customers	119,702	119,702	119,702	—	—
Derivative instruments	77,826	77,826	—	77,826	—

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are previously discussed.  The remaining financial assets and liabilities were estimated using the following methods and assumptions:

Loans Receivable

If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Fair values for loans receivable were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value, and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

23. Quarterly Financial Information (Unaudited)

	2017
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$76,925	79,842	75,237	73,235
Less provision for loan losses	1,000	3,000	6,700	3,750
Net interest income after provision for loan losses	75,925	76,842	68,537	69,485
Loan systems and servicing revenue	54,229	56,899	55,950	55,921
Tuition payment processing, school information, and campus commerce revenue	43,620	34,224	35,450	32,457
Communications revenue	5,106	5,719	6,751	8,122
Other income	12,632	12,485	19,756	7,952
Gain on sale of loans and debt repurchases, net	4,980	442	116	(2,635)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(4,830)	(27,910)	7,173	7,014
Salaries and benefits	(71,863)	(74,628)	(74,193)	(81,201)
Depreciation and amortization	(8,598)	(9,038)	(10,051)	(11,854)
Loan servicing fees	(6,025)	(5,628)	(8,017)	(3,064)
Cost to provide communications services	(1,954)	(2,203)	(2,632)	(3,160)
Operating expenses	(26,547)	(26,521)	(29,743)	(38,809)
Income tax (expense) benefit	(28,755)	(16,032)	(25,562)	5,486
Net income	47,920	24,651	43,535	45,714
Net loss (income) attributable to noncontrolling interests	2,106	4,086	2,768	2,386
Net income attributable to Nelnet, Inc.	$50,026	28,737	46,303	48,100
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.18	0.68	1.11	1.17

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

	2016
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$101,609	92,200	99,795	78,960
Less provision for loan losses	2,500	2,000	6,000	3,000
Net interest income after provision for loan losses	99,109	90,200	93,795	75,960
Loan systems and servicing revenue	52,330	54,402	54,350	53,764
Tuition payment processing, school information, and campus commerce revenue	38,657	30,483	33,071	30,519
Communications revenue	4,346	4,478	4,343	4,492
Enrollment services revenue	4,326	—	—	—
Other income	13,796	9,765	15,150	15,218
Gain on sale of loans and debt repurchases, net	101	—	2,160	5,720
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(28,691)	(40,702)	36,001	83,187
Salaries and benefits	(63,242)	(60,923)	(63,743)	(68,017)
Depreciation and amortization	(7,640)	(8,183)	(8,994)	(9,116)
Loan servicing fees	(6,928)	(7,216)	(5,880)	(5,726)
Cost to provide communications services	(1,703)	(1,681)	(1,784)	(1,697)
Cost to provide enrollment services	(3,623)	—	—	—
Operating expenses	(28,376)	(29,409)	(26,391)	(31,245)
Income tax (expense) benefit	(24,433)	(15,036)	(47,715)	(54,128)
Net income	48,029	26,178	84,363	98,931
Net loss (income) attributable to noncontrolling interests	(68)	(28)	(69)	(585)
Net income attributable to Nelnet, Inc.	$47,961	26,150	84,294	98,346
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.11	0.61	1.98	2.32

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

24. Condensed Parent Company Financial Statements

The following represents the condensed balance sheets as of December 31, 2017 and 2016 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2017 for Nelnet, Inc.

The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the education lending subsidiaries debt financing arrangements. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the consolidated balance sheets as restricted cash.

Balance Sheets
(Parent Company Only)
As of December 31, 2017 and 2016
	2017	2016
Assets:
Cash and cash equivalents	$21,001	29,734
Investments and notes receivable	149,236	167,711
Investment in subsidiary debt	75,659	71,815
Restricted cash	44,149	7,805
Investment in subsidiaries	1,681,690	1,537,507
Notes receivable from subsidiaries	212,077	161,284
Other assets	131,790	136,685
Fair value of derivative instruments	818	86,379
Total assets	$2,316,420	2,198,920
Liabilities:
Notes payable	$79,120	48,085
Other liabilities	76,638	74,706
Fair value of derivative instruments	7,063	10,221
Total liabilities	162,821	133,012
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	408	421
Additional paid-in capital	521	420
Retained earnings	2,143,983	2,056,084
Accumulated other comprehensive earnings	4,617	4,730
Total Nelnet, Inc. shareholders' equity	2,149,529	2,061,655
Noncontrolling interest	4,070	4,253
Total equity	2,153,599	2,065,908
Total liabilities and shareholders' equity	$2,316,420	2,198,920

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2017, 2016, and 2015
	2017	2016	2015
Investment interest income	$13,060	9,794	5,776
Interest expense on bonds and notes payable	3,315	6,049	6,242
Net interest income (expense)	9,745	3,745	(466)
Other income:
Other income	3,483	7,037	4,012
Gain from debt repurchases, net	2,964	8,083	4,904
Equity in subsidiaries income	170,897	239,405	276,825
Derivative market value adjustments and derivative settlements, net	(603)	45,203	8,416
Total other income	176,741	299,728	294,157
Operating expenses	6,117	8,183	5,057
Income before income taxes	180,369	295,290	288,634
Income tax expense	7,491	38,642	20,655
Net income	172,878	256,648	267,979
Net loss attributable to noncontrolling interest	288	103	—
Net income attributable to Nelnet, Inc.	$173,166	256,751	267,979

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2017, 2016, and 2015
	2017	2016	2015
Net income	$172,878	256,648	267,979
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	2,349	5,789	(1,570)
Reclassification adjustment for gains recognized in net income, net of losses	(2,528)	(1,907)	(2,955)
Income tax effect	66	(1,436)	1,674
Total other comprehensive (loss) income	(113)	2,446	(2,851)
Comprehensive income	172,765	259,094	265,128
Comprehensive loss attributable to noncontrolling interest	288	103	—
Comprehensive income attributable to Nelnet, Inc.	$173,053	259,197	265,128

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (continued)
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2017, 2016, and 2015
	2017	2016	2015
Net income attributable to Nelnet, Inc.	$173,166	256,751	267,979
Net loss attributable to noncontrolling interest	(288)	(103)	—
Net income	172,878	256,648	267,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420	391	327
Derivative market value adjustment	7,591	(62,268)	(31,411)
Proceeds from termination of derivative instruments, net of payments	2,100	3,999	65,527
Payment to enter into derivative instrument	(929)	—	—
Proceeds from clearinghouse to settle variation margin, net	48,985	—	—
Equity in earnings of subsidiaries	(170,897)	(239,405)	(276,825)
Gain from sales of available-for-sale securities, net of losses	(2,528)	(1,907)	(2,955)
Gain from debt repurchases, net	(2,964)	(8,083)	(4,904)
Deferred income tax (benefit) expense	(8,056)	20,071	3,228
Non-cash compensation expense	4,416	4,348	5,347
Other	2,967	1,117	1,946
Decrease (increase) in other assets	4,171	32,262	(8,541)
Increase (decrease) in other liabilities	10,104	(594)	6,597
Net cash provided by operating activities	68,258	6,579	26,315
Cash flows from investing activities:
(Increase) decrease in restricted cash	(9,004)	6,997	(13,825)
Purchases of available-for-sale securities	(127,567)	(94,920)	(98,332)
Proceeds from sales of available-for-sale securities	156,727	139,427	94,722
Capital contributions/distributions to/from subsidiaries, net	29,426	223,386	120,291
(Increase) decrease in notes receivable from subsidiaries	(50,793)	8,561	(84,061)
Proceeds from investments and notes receivable	4,823	9,952	12,253
(Purchases of) proceeds from subsidiary debt, net	(3,844)	(13,800)	72,125
Purchases of investments and issuances of notes receivable	(18,023)	(4,365)	(53,388)
Business acquisition, net of cash acquired	—	—	(45,916)
Net cash (used in) provided by investing activities	(18,255)	275,238	3,869
Cash flows from financing activities:
Payments on notes payable	(27,480)	(412,000)	(42,541)
Proceeds from issuance of notes payable	61,059	230,000	116,460
Payments of debt issuance costs	—	(613)	(773)
Dividends paid	(24,097)	(21,188)	(19,025)
Repurchases of common stock	(68,896)	(69,091)	(96,169)
Proceeds from issuance of common stock	678	889	801
Issuance of noncontrolling interest	—	501	—
Distribution to noncontrolling interest	—	—	(230)
Net cash used in financing activities	(58,736)	(271,502)	(41,477)
Net (decrease) increase in cash and cash equivalents	(8,733)	10,315	(11,293)
Cash and cash equivalents, beginning of period	29,734	19,419	30,712
Cash and cash equivalents, end of period	$21,001	29,734	19,419

Cash disbursements made for:
Interest	$2,882	5,533	5,914
Income taxes, net of refunds	$96,721	115,415	147,130

Noncash investing and financing activities:
Issuance of noncontrolling interest	$—	—	3,750
Contributions of investments to subsidiaries, net	$2,092	1,884	—

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