Form 10-Q
period 2018-03-31
NELNET INC
filed 2018-05-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, there were 29,212,160 and 11,468,587 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,317,364 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	March 31, 2018	December 31, 2017
Assets:
Loans receivable (net of allowance for loan losses of $55,294 and $54,590, respectively)	$21,562,030	21,814,507
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	17,200	6,982
Cash and cash equivalents - held at a related party	52,086	59,770
Total cash and cash equivalents	69,286	66,752
Investments and notes receivable	258,426	240,538
Restricted cash	727,471	688,193
Restricted cash - due to customers	128,515	187,121
Loan accrued interest receivable	489,395	430,385
Accounts receivable (net of allowance for doubtful accounts of $1,627 and $1,436, respectively)	61,394	37,863
Goodwill	158,456	138,759
Intangible assets, net	107,192	38,427
Property and equipment, net	299,837	248,051
Other assets	34,509	73,021
Fair value of derivative instruments	1,891	818
Total assets	$23,898,402	23,964,435
Liabilities:
Bonds and notes payable	$21,227,349	21,356,573
Accrued interest payable	54,252	50,039
Other liabilities	237,459	198,252
Due to customers	128,515	187,121
Fair value of derivative instruments	5,601	7,063
Total liabilities	21,653,176	21,799,048
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 29,289,689 shares and 29,341,517 shares, respectively	293	293
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,468,587 shares	115	115
Additional paid-in capital	448	521
Retained earnings	2,231,875	2,143,983
Accumulated other comprehensive earnings	3,022	4,617
Total Nelnet, Inc. shareholders' equity	2,235,753	2,149,529
Noncontrolling interests	9,473	15,858
Total equity	2,245,226	2,165,387
Total liabilities and equity	$23,898,402	23,964,435

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$21,633,845	21,909,476
Restricted cash	682,446	641,994
Loan accrued interest receivable and other assets	490,747	431,934
Bonds and notes payable	(21,450,983)	(21,702,298)
Accrued interest payable and other liabilities	(186,611)	(168,637)
Net assets of consolidated education lending variable interest entities	$1,169,444	1,112,469
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2018	2017
Interest income:
Loan interest	$197,723	181,207
Investment interest	5,134	2,617
Total interest income	202,857	183,824
Interest expense:
Interest on bonds and notes payable	135,550	106,899
Net interest income	67,307	76,925
Less provision for loan losses	4,000	1,000
Net interest income after provision for loan losses	63,307	75,925
Other income:
Loan servicing and systems revenue	100,141	54,229
Education technology, services, and payment processing revenue	60,221	56,024
Communications revenue	9,189	5,106
Other income	18,198	12,632
Gain from debt repurchases	359	4,980
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	66,799	(4,830)
Total other income	254,907	128,141
Cost of services:
Cost to provide education technology, services, and payment processing services	13,683	12,790
Cost to provide communications services	3,717	1,954
Total cost of services	17,400	14,744
Operating expenses:
Salaries and benefits	96,643	71,863
Depreciation and amortization	18,457	8,598
Loan servicing fees	3,136	6,025
Other expenses	33,417	26,161
Total operating expenses	151,653	112,647
Income before income taxes	149,161	76,675
Income tax expense	35,976	28,755
Net income	113,185	47,920
Net loss attributable to noncontrolling interests	740	2,106
Net income attributable to Nelnet, Inc.	$113,925	50,026
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.78	1.18
Weighted average common shares outstanding - basic and diluted	40,950,528	42,291,857

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2018	2017
Net income	$113,185	47,920
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(1,061)	1,259
Reclassification adjustment for gains recognized in net income, net of losses	(47)	(331)
Income tax effect	256	(343)
Total other comprehensive (loss) income	(852)	585
Comprehensive income	112,333	48,505
Comprehensive loss attributable to noncontrolling interests	740	2,106
Comprehensive income attributable to Nelnet, Inc.	$113,073	50,611

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	12,626	12,626
Net income (loss)	—	—	—	—	—	—	—	50,026	—	(2,106)	47,920
Other comprehensive income	—	—	—	—	—	—	—	—	585	—	585
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(310)	(310)
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(5,896)	—	—	(5,896)
Issuance of common stock, net of forfeitures	—	143,789	—	—	1	—	2,089	—	—	—	2,090
Compensation expense for stock based awards	—	—	—	—	—	—	1,096	—	—	—	1,096
Repurchase of common stock	—	(31,716)	—	—	—	—	(1,369)	—	—	—	(1,369)
Balance as of March 31, 2017	—	30,740,185	11,476,932	$—	307	115	2,236	2,100,214	5,315	19,480	2,127,667
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income (loss)	—	—	—	—	—	—	—	113,925	—	(740)	113,185
Other comprehensive loss	—	—	—	—	—	—	—	—	(852)	—	(852)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19)	(19)
Cash dividend on Class A and Class B common stock - $0.16 per share	—	—	—	—	—	—	—	(6,506)	—	—	(6,506)
Issuance of common stock, net of forfeitures	—	170,346	—	—	2	—	2,171	—	—	—	2,173
Compensation expense for stock based awards	—	—	—	—	—	—	1,087	—	—	—	1,087
Repurchase of common stock	—	(222,174)	—	—	(2)	—	(3,331)	(8,085)	—	—	(11,418)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Balance as of March 31, 2018	—	29,289,689	11,468,587	$—	293	115	448	2,231,875	3,022	9,473	2,245,226

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2018	2017
Net income attributable to Nelnet, Inc.	$113,925	50,026
Net loss attributable to noncontrolling interests	(740)	(2,106)
Net income	113,185	47,920
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	43,301	34,310
Loan discount accretion	(11,691)	(12,014)
Provision for loan losses	4,000	1,000
Derivative market value adjustment	(60,033)	(1,238)
Unrealized foreign currency transaction adjustment	—	4,690
Proceeds from clearinghouse to settle variation margin, net	62,689	—
Gain from debt repurchases	(359)	(4,980)
Gain from equity securities, net of losses	(6,838)	—
Deferred income tax expense (benefit)	16,883	(1,753)
Non-cash compensation expense	1,161	1,121
Other	(4,302)	242
Increase in loan accrued interest receivable	(59,038)	(1,490)
Decrease (increase) in accounts receivable	177	(282)
Decrease (increase) in other assets	49,415	(1,397)
Increase in accrued interest payable	4,213	750
(Decrease) increase in other liabilities	(36,205)	6,954
Decrease in due to customers	(58,606)	(26,003)
Net cash provided by operating activities	57,952	47,830
Cash flows from investing activities, net of acquisition:
Purchases of loans	(610,855)	(50,126)
Net proceeds from loan repayments, claims, capitalized interest, and other	863,270	953,698
Purchases of available-for-sale securities	(28,164)	(53,530)
Proceeds from sales of available-for-sale securities	21,951	37,809
Purchases of investments and issuance of notes receivable	(16,370)	(4,898)
Proceeds from investments and notes receivable	9,718	1,605
Purchases of property and equipment	(28,068)	(26,469)
Business acquisition, net of cash acquired	(109,152)	—
Net cash provided by investing activities	102,330	858,089
Cash flows from financing activities:
Payments on bonds and notes payable	(901,008)	(1,128,899)
Proceeds from issuance of bonds and notes payable	756,700	37,496
Payments of debt issuance costs	(1,650)	(364)
Dividends paid	(6,506)	(5,896)
Repurchases of common stock	(11,418)	(1,369)
Proceeds from issuance of common stock	274	—
Acquisition of noncontrolling interest	(13,449)	—
Issuance of noncontrolling interests	—	12,600
Distribution to noncontrolling interests	(19)	(310)
Net cash used in financing activities	(177,076)	(1,086,742)
Net decrease in cash, cash equivalents, and restricted cash	(16,794)	(180,823)
Cash, cash equivalents, and restricted cash, beginning of period	942,066	1,170,317
Cash, cash equivalents, and restricted cash, end of period	$925,272	989,494

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$114,243	88,066
Cash (refunds received) disbursements made for income taxes, net	$(30,569)	1,180

Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisition during the three months ended March 31, 2018 are contained in note 7.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Total cash and cash equivalents	$69,286	66,752	108,160	69,654
Restricted cash	727,471	688,193	787,635	980,961
Restricted cash - due to customers	128,515	187,121	93,699	119,702
Cash, cash equivalents, and restricted cash	$925,272	942,066	989,494	1,170,317

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

Reporting Segment Name Changes

The Company changed the name of the Tuition Payment Processing and Campus Commerce operating segment to Education Technology, Services, and Payment Processing this quarter to better describe the evolution of services this operating segment provides. In addition, the Loan Systems and Servicing segment was retitled as Loan Servicing and Systems. As a result, the line items "tuition payment processing, school information, and campus commerce revenue" and "loan systems and servicing revenue" on the consolidated statements of income were changed to "education technology, services, and payment processing revenue" and "loan servicing and systems revenue," respectively.

Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet and statements of income have been reclassified to conform to the current period presentation. These reclassifications include:

•	Reclassifying certain non-customer receivables, which were previously included in "accounts receivable" to "other assets."

•
Reclassifying direct costs to provide services for education technology, services, and payment processing, which were previously included in "other expenses" to "cost to provide education technology, services, and payment processing services."

•	Reclassifying the line item "cost to provide communications services" on the statements of income from part of "operating expenses" and presenting such costs as part of "cost of services."

Accounting Standards Adopted in 2018

In the first quarter of 2018, the Company adopted the following new accounting guidance:
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted the standard effective January 1, 2018, using the full retrospective method, which required it to restate each prior reporting period presented. As a result, the Company has changed its accounting policy for revenue recognition as detailed in note 2, “Summary of Significant Accounting Policies and Practices.”
The most significant impact of the standard relates to identifying the Company's Education Technology, Services, and Payment Processing operating segment as the principal in its payment services transactions. As a result of this change, the Company will present the payment services revenue gross with the direct costs to provide these services presented separately. The majority of the Company's revenue earned in its Asset Generation and Management operating segment, including loan interest and derivative activity, is explicitly excluded from the scope of the new guidance. Other than the payment services transactions discussed above, the Company’s other fee-based operating segments will recognize revenue consistent with historical revenue recognition patterns.
Impacts to Previously Reported Results
Adoption of the revenue recognition standard impacted the Company’s previously reported results on the consolidated statements of income as follows:

	Three months ended March 31, 2017
	As previously reported	Impact of adoption	As restated
Education technology, services, and payment processing revenue	$43,620	12,404	56,024
Cost to provide education technology, services, and payment processing services	—	12,404	12,404	(a)

(a)
In addition to the impact of adopting the new revenue recognition standard, as discussed above, the Company reclassed other direct costs to provide education technology, services, and payment processing revenue which were previously reported as part of "other expenses" to "cost to provide education technology, services, and payment processing services."

Adoption of the new revenue recognition standard had no impact to the consolidated balance sheets or cash provided by or used in operating, financing, or investing activities on the consolidated statements of cash flows.
Equity Investments

In January 2016, the FASB issued new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The guidance requires equity investments with readily determinable fair values to be measured at fair value, with changes in the fair value recognized through net income (other than those equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee). An entity may choose to measure equity investments without readily determinable fair values at fair value or use the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In addition, the impairment assessment is simplified by requiring a qualitative assessment to identify impairment.

The guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities with readily determinable fair values previously recognized in accumulated other comprehensive income; and along with a related clarifying update, was adopted by the Company as of January 1, 2018. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to retained earnings, accumulated other comprehensive earnings, and investments and notes receivable. Subsequent to the adoption, the Company is accounting for the majority of its equity investments without readily determinable fair values using the measurement alternative.

Other Comprehensive Income

In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive earnings to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, which became effective on January 1, 2018. This guidance is effective for fiscal years beginning after December 15, 2018, but early adoption is permitted in periods for which financial statements have not yet been issued. The Company elected to early adopt this guidance as of January 1, 2018. Upon adoption, the Company recorded an immaterial reclassification between accumulated other comprehensive earnings and retained earnings.

Restricted Cash

In November 2016, the FASB issued accounting guidance related to restricted cash. The new standard requires that the statement of cash flows present the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and a reconciliation of such total to amounts on the balance sheet. The Company adopted the standard effective January 1, 2018 using the retrospective transition method. Adoption of this standard impacted the Company's previously reported results on the consolidated statements of cash flows as follows:

	Three months ended March 31, 2017
	As previously reported	Impact of adoption	As restated
Decrease in due to customers	$—	(26,003)	(26,003)
Net cash provided by operating activities	73,833	(26,003)	47,830
Decrease in restricted cash	193,326	(193,326)	—
Net cash provided by investing activities	1,051,415	(193,326)	858,089

2. Summary of Significant Accounting Policies and Practices

Except for the changes below, no material changes have been made to the Company’s significant accounting policies disclosed in note 3, Summary of Significant Accounting Policies and Practices, in its 2017 Annual Report.

Revenue Recognition

The Company applies the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), to its fee-based operating segments. The majority of the Company’s revenue earned in its Asset Generation and Management operating segment, including loan interest and derivative activity, is explicitly excluded from the scope of ASC Topic 606. The Company recognizes revenue under the core principle of ASC Topic 606 to depict the transfer of control of products and services to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Additional information related to the Company's revenue recognition of specific items is further provided below.

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Loan servicing and systems revenue - Loan servicing and systems revenue consists of the following items:

•
Loan servicing revenue - Loan servicing revenue consideration is determined from individual contracts with customers and is calculated monthly based on the dollar value of loans, number of loans, or number of borrowers serviced for each customer. Loan servicing requires a significant level of integration and the individual components are not considered distinct. The Company will perform various services during each distinct service period. Even though the mix and quantity of activities that the Company performs each period may differ, the nature of the promise is substantially the same. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously consume and receive benefits.

•
Software services revenue - Software services revenue consideration is determined from individual contracts with customers and includes license and maintenance fees associated with loan software products, generally in a remote hosted environment, and computer and software consulting. Usage-based revenue from remote hosted licenses is allocated to and recognized in the distinct service period, typically a month, and recognized as control transfers, and non-refundable up-front revenue is recognized ratably over the contract period as customers simultaneously consume and receive benefits. Loan conversion activities in certain customer contracts are capable of being distinct and accounted for as a separate performance obligation. Revenue allocated to loan conversion activities is recognized at the point in time when the conversion is complete. Computer and software consulting is also capable of being distinct and accounted for as a separate performance obligation. Revenue allocated to computer and software consulting is recognized as services are provided.

•
Outsourced services revenue - Outsourced services revenue consideration is determined from individual contracts with customers and is calculated monthly based on the volume of services. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously consume and receive benefits.

The following table provides disaggregated revenue by service offering:

	Three months ended March 31,
	2018	2017
Government servicing - Nelnet	$39,327	39,007
Government servicing - Great Lakes (a)	30,754	—
Private education and consumer loan servicing	13,101	5,817
FFELP servicing	7,691	4,077
Software services	7,589	4,337
Outsourced services revenue and other	1,679	991
Loan servicing and systems revenue	$100,141	54,229

(a)	Great Lakes Educational Loan Services, Inc. ("Great Lakes") was acquired by the Company on February 7, 2018. For additional information about the acquisition, see note 7.

Education technology, services, and payment processing revenue - Education technology, services, and payment processing revenue consists of the following items:

•
Tuition payment plan services - Tuition payment plan services consideration is determined from individual plan agreements, which are governed by plan service agreements, and includes access to a remote hosted environment and management of payment processing. The management of payment processing is considered a distinct performance obligation when sold with the remote hosted environment. Revenue for each performance obligation is allocated to the distinct service period, the academic school term, and recognized ratably over the service period as customers simultaneously consume and receive benefits.

•
Education technology and services - Education technology and services consideration is determined from individual contracts with customers and is determined based on the services selected by the customer. Services in K-12 private and faith based schools include (i) assistance with financial needs assessment, (ii) automating administrative processes such as admissions, online applications and enrollment services, scheduling, student billing, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice. The amount the Company has a right to invoice is an amount that corresponds directly with the value provided to the customer based on the performance completed. Services also include innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously consume and receive benefits.

•
Payment processing - Payment processing consideration is determined from individual contracts with customers and includes electronic transfer and credit card processing, reporting, virtual terminal solutions, and specialized integrations to business software for education and non-education markets. Volume-based revenue from payment processing is allocated and recognized to the distinct service period, based on when each transaction is completed, and recognized as control transfers as customers simultaneously consume and receive benefits.

The following table provides disaggregated revenue by service offering:

	Three months ended March 31,
	2018	2017
Tuition payment plan services	$23,043	21,787
Payment processing	19,926	18,945
Education technology and services	16,975	15,147
Other	277	145
Education technology, services, and payment processing revenue	$60,221	56,024

Cost to provide education technology, services, and payment processing services is primarily associated with providing payment processing services. Interchange and payment network fees are charged by the card associations or payment networks. Depending upon the transaction type, the fees are a percentage of the transaction’s dollar value, a fixed amount, or a combination of the two methods. Other costs included in cost to provide education technology, services, and payment processing services include salaries and benefits and outside professional services costs directly related to providing professional development and educational instruction services to teachers, school leaders, and students.

Communications revenue - Communications revenue is derived principally from internet, television, and telephone services and is billed as a flat fee in advance of providing the service. Revenues for usage-based services, such as access charges billed to other telephone carriers for originating and terminating long-distance calls on the Company's network, are billed in arrears. These are each considered distinct performance obligations. Revenue is recognized monthly for the consideration the Company has a right to invoice. The amount the Company has a right to invoice is an amount that corresponds directly with the value provided to the customer based on the performance completed. The Company recognizes revenue from these services in the period the services are rendered rather than billed. The Company records deferred revenue when revenue is recognized subsequent to invoicing. Earned but unbilled usage-based services are recorded in accounts receivable.

The following table provides disaggregated revenue by service offering and customer type:

	Three months ended March 31,
	2018	2017
Internet	$4,696	2,202
Television	2,783	1,623
Telephone	1,689	1,262
Other	21	19
Communications revenue	$9,189	5,106

Residential revenue	$6,747	3,351
Business revenue	2,381	1,696
Other revenue	61	59
Communications revenue	$9,189	5,106

Cost to provide communications services is primarily associated with television programming costs.  The Company has various contracts to obtain video programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Other costs included in cost to provide communications services include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.

Other income - The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended March 31,
	2018	2017
Realized and unrealized gains on investments, net	$9,081	324
Borrower late fee income	2,983	3,319
Investment advisory fees	1,593	3,516
Management fee revenue	1,161	—
Peterson's revenue	—	2,836
Other	3,380	2,637
Other income	$18,198	12,632

•	Borrower late fee income - Late fee income is earned by the education lending subsidiaries. Revenue is allocated to the distinct service period, based on when each transaction is completed.

•
Investment advisory fees - Investment advisory services are provided by the Company through an SEC-registered investment advisor subsidiary under various arrangements. The Company earns monthly fees based on the monthly outstanding balance of investments and certain performance measures, which are recognized monthly as the uncertainty of the transaction price is resolved.

•
Management fee revenue - Management fee revenue is earned for technology and certain administrative support services provided to Great Lakes' former parent company. Revenue is allocated to the distinct service period, based on when each transaction is completed.

•
Peterson's revenue - The Company earned revenue related to digital marketing and content solution products and services under the brand name Peterson's. These products and services included test preparation study guides, school directories and databases, career exploration guides, on-line courses and test preparation, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. Several content solutions services included services to connect students to colleges and universities, and were sold based on subscriptions. Revenue from sales of subscription services was recognized ratably over the term of the contract as it was earned. Subscription revenue received or receivable in advance of the delivery of services was included in deferred revenue. Revenue from the sale of print products was generally earned and recognized, net of estimated returns, upon shipment or delivery. All other digital marketing and content solutions revenue was recognized over the period in which services were provided to customers. On December 31, 2017, the Company sold Peterson's. The Company applied a practical expedient allowed for the retrospective comparative period which does not require the Company to restate revenue from contracts that began and were completed within the same annual reporting period.

Contract Balances - The following table provides information about contract liabilities from contracts with customers:

	As of March 31, 2018	As of December 31, 2017
Deferred revenue, which is included in "other liabilities" on the consolidated balance sheets	$22,715	32,276

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue when revenue is recognized subsequent to invoicing. For multi-year contracts, the Company generally invoices customers annually at the beginning of each annual coverage period. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

Activity in the deferred revenue balance is shown below:

	Three months ended March 31,
	2018	2017
Balance, beginning of period	$32,276	33,141
Deferral of revenue	17,050	15,918
Recognition of unearned revenue	(26,802)	(24,878)
Other	191	87
Balance, end of period	$22,715	24,268

Assets Recognized from the Costs to Obtain a Contract with a Customer - The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in “other assets” on the consolidated balance sheets.

3.  Loans Receivable and Allowance for Loan Losses

Loans receivable consisted of the following:

	As of	As of
	March 31, 2018	December 31, 2017
Federally insured student loans:
Stafford and other	$4,363,159	4,418,881
Consolidation	17,098,389	17,302,725
Total	21,461,548	21,721,606
Private education loans	194,310	212,160
Consumer loans	77,855	62,111
	21,733,713	21,995,877
Loan discount, net of unamortized loan premiums and deferred origination costs	(103,542)	(113,695)
Non-accretable discount	(12,847)	(13,085)
Allowance for loan losses:
Federally insured loans	(38,374)	(38,706)
Private education loans	(12,255)	(12,629)
Consumer loans	(4,665)	(3,255)
	$21,562,030	21,814,507
Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31, 2018
	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Other	Balance at end of period
Federally insured loans	$38,706	2,000	(3,332)	—	1,000	38,374
Private education loans	12,629	—	(539)	165	—	12,255
Consumer loans	3,255	2,000	(595)	5	—	4,665
	$54,590	4,000	(4,466)	170	1,000	55,294

	Three months ended March 31, 2017
Federally insured loans	$37,268	2,000	(2,581)	—	—	36,687
Private education loans	14,574	(1,000)	(82)	197	150	13,839
Consumer loans	—	—	—	—	—	—
	$51,842	1,000	(2,663)	197	150	50,526

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts for federally insured and private education loans.

	As of March 31, 2018		As of December 31, 2017		As of March 31, 2017
Federally insured loans:
Loans in-school/grace/deferment	$1,312,319		$1,260,394		$1,604,494
Loans in forbearance	1,650,913		1,774,405		2,125,344
Loans in repayment status:
Loans current	16,368,668	88.5%	16,477,004	88.2%	17,690,083	87.5%
Loans delinquent 31-60 days	669,490	3.6	682,586	3.7	732,433	3.6
Loans delinquent 61-90 days	426,696	2.3	374,534	2.0	493,876	2.4
Loans delinquent 91-120 days	252,659	1.4	287,922	1.5	275,711	1.4
Loans delinquent 121-270 days	570,538	3.1	629,480	3.4	763,030	3.8
Loans delinquent 271 days or greater	210,265	1.1	235,281	1.2	255,122	1.3
Total loans in repayment	18,498,316	100.0%	18,686,807	100.0%	20,210,255	100.0%
Total federally insured loans	$21,461,548		$21,721,606		$23,940,093
Private education loans:
Loans in-school/grace/deferment	$5,532		$6,053		$34,138
Loans in forbearance	2,574		2,237		3,811
Loans in repayment status:
Loans current	178,976	96.1%	196,720	96.5%	213,081	97.4%
Loans delinquent 31-60 days	1,630	0.9	1,867	0.9	1,355	0.6
Loans delinquent 61-90 days	1,110	0.6	1,052	0.5	1,402	0.6
Loans delinquent 91 days or greater	4,488	2.4	4,231	2.1	3,029	1.4
Total loans in repayment	186,204	100.0%	203,870	100.0%	218,867	100.0%
Total private education loans	$194,310		$212,160		$256,816

4.  Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,132,994	1.85% - 3.99%	4/25/24 - 5/25/66
Bonds and notes based on auction	766,948	2.20% - 2.88%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,899,942
FFELP warehouse facilities	339,063	1.94% / 2.00%	11/19/19 / 5/31/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	66,765	3.62%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	76,193	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	150,000	3.20%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.68%	9/15/61
Other borrowings	29,450	3.16% - 3.66%	3/31/23 - 12/15/45
	21,581,794
Discount on bonds and notes payable and debt issuance costs	(354,445)
Total	$21,227,349

	As of December 31, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,352,045	1.47% - 3.37%	8/25/21 - 2/25/66
Bonds and notes based on auction	780,829	2.09% - 2.69%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,132,874
FFELP warehouse facilities	335,992	1.55% / 1.56%	11/19/19 / 5/31/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	74,717	3.30%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	82,647	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	10,000	2.98%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.07%	9/15/61
Other borrowings	70,516	2.44% - 3.38%	1/12/18 - 12/15/45
	21,727,127
Discount on bonds and notes payable and debt issuance costs	(370,554)
Total	$21,356,573

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of March 31, 2018, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-II	Total
Maximum financing amount	$500,000	500,000	1,000,000
Amount outstanding	49,623	289,440	339,063
Amount available	$450,377	210,560	660,937
Expiration of liquidity provisions	September 20, 2019	May 31, 2018
Final maturity date	November 19, 2019	May 31, 2020
Maximum advance rates	92.0 - 98.0%	85.0 - 95.0%
Minimum advance rates	84.0 - 90.0%	85.0 - 95.0%
Advanced as equity support	$2,402	25,269	27,671

Asset-Backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the first three months of 2018.

	NSLT 2018-1		Total
	Class A-1 Notes	Class A-2 Notes
Date securities issued	3/29/18	3/29/18
Total principal amount	$98,000	375,750	473,750
Cost of funds	1-month LIBOR plus 0.32%	1-month LIBOR plus 0.76%
Final maturity date	5/25/66	5/25/66

Unsecured Line of Credit

The Company has a $350.0 million unsecured line of credit that has a maturity date of December 12, 2021.  As of March 31, 2018, $150.0 million was outstanding on the line of credit and $200.0 million was available for future use.

Debt Repurchases

During the three months ended March 31, 2018, the Company repurchased $12.9 million of its own FFELP asset backed securities. The Company paid $12.5 million to redeem these notes and recognized a gain of $0.4 million. The majority of the gain recognized by the Company from debt repurchases in the three months ended March 31, 2017 was from the Company's cash tender offer in which it repurchased $29.7 million in outstanding Hybrid Securities for $25.3 million in cash.

5.  Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk and foreign currency exchange risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2017 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2018 and December 31, 2017 is presented below.

Basis Swaps

The following table summarizes the Company’s outstanding basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of March 31,	As of December 31,
	2018	2017
Maturity	Notional amount	Notional amount
2018	$1,750,000	4,250,000
2019	3,500,000	3,500,000
2022	1,000,000	1,000,000
2023	750,000	—
2024	250,000	250,000
2026	1,150,000	1,150,000
2027	375,000	375,000
2028	325,000	325,000
2029	100,000	100,000
2031	300,000	300,000
	$9,500,000	11,250,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2018 and December 31, 2017 was one-month LIBOR plus 10.6 basis points and 12.5 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of March 31, 2018		As of December 31, 2017
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$1,250,000	1.08%	$1,350,000	1.07%
2019	3,250,000	0.97	3,250,000	0.97
2020	1,500,000	1.01	1,500,000	1.01
2023	750,000	2.28	750,000	2.28
2024	300,000	2.28	300,000	2.28
2025	100,000	2.32	100,000	2.32
2027	50,000	2.32	50,000	2.32
2028	100,000	3.03	—	—
	$7,300,000	1.24%	$7,300,000	1.21%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

On August 20, 2014, the Company paid $9.1 million for an interest rate swap option to economically hedge loans earning fixed rate floor income. The interest rate swap option gives the Company the right, but not the obligation, to enter into a $250.0 million notional interest rate swap in which the Company would pay a fixed amount of 3.30% and receive discrete one-month LIBOR. If the interest rate swap option is exercised, the swap would become effective on August 21, 2019 and mature on August 21, 2024.

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

Interest Rate Swaps – Unsecured Debt Hedges

As of March 31, 2018 and December 31, 2017, the Company had $20.4 million of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding as of March 31, 2018 and December 31, 2017 that are used to effectively convert the variable interest rate on a designated notional amount with respect to the Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Consolidated Financial Statement Impact Related to Derivatives

Balance Sheet

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
Interest rate swap option - floor income hedge	$1,290	543	—	—
Interest rate caps	601	275	—	—
Interest rate swaps - hybrid debt hedges	—	—	5,601	7,063
Total	$1,891	818	5,601	7,063

Offsetting of Derivative Assets/Liabilities

The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged.

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset
Balance as of March 31, 2018	$1,891	—	—	1,891
Balance as of December 31, 2017	818	—	—	818

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of March 31, 2018	$(5,601)	—	7,520	1,919
Balance as of December 31, 2017	(7,063)	—	8,520	1,457

Income Statement Impact

The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended March 31,
	2018	2017
Settlements:
1:3 basis swaps	$(1,664)	698
Interest rate swaps - floor income hedges	8,590	(120)
Interest rate swaps - hybrid debt hedges	(160)	(205)
Cross-currency interest rate swap	—	(1,751)
Total settlements - income (expense)	6,766	(1,378)
Change in fair value:
1:3 basis swaps	13,297	(2,574)
Interest rate swaps - floor income hedges	44,201	4,324
Interest rate swap option - floor income hedge	747	(884)
Interest rate caps	326	(522)
Interest rate swaps - hybrid debt hedges	1,462	419
Cross-currency interest rate swap	—	935
Other	—	(460)
Total change in fair value - income (expense)	60,033	1,238
Re-measurement of Euro Notes (foreign currency transaction adjustment)	—	(4,690)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - income (expense)	$66,799	(4,830)

6.  Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$78,203	4,558	(634)	(b)	82,127
Equity securities	13,682	3,554	(151)		17,085
Total investments (at fair value)	$91,885	8,112	(785)		99,212

Other Investments and Notes Receivable (not measured at fair value):
Venture capital:
Measurement alternative (c)					68,409
Equity method					16,175
Other					783
Total venture capital					85,367
Real estate:
Equity method					18,850
Other					30,005
Total real estate					48,855

Notes receivable					16,373
Tax liens and affordable housing					8,619
Total investments and notes receivable (not measured at fair value)					159,214
Total investments and notes receivable					$258,426

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities	$71,943	5,056	(25)	76,974
Equity securities	1,630	2,298	—	3,928
Total available-for-sale investments	$73,573	7,354	(25)	80,902

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				84,752
Real estate				49,464
Notes receivable				16,393
Tax liens and affordable housing				9,027
Total investments and notes receivable				$240,538

(a)	As of March 31, 2018, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(b)
As of March 31, 2018, the aggregate fair value of available-for-sale investments with unrealized losses was $17.8 million, of which none had been in a continuous unrealized loss position for greater than 12 months. Because the Company currently has the intent and ability to retain these investments for an anticipated recovery in fair value, as of March 31, 2018, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(c)
The Company accounts for the majority of its equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (the measurement alternative method). For the three months ended March 31, 2018, the Company recorded no impairments and upward adjustments of $6.9 million on these investments. The upward adjustments were made as a result of observable price changes.

7. Business Combination

Great Lakes Educational Loan Services, Inc. ("Great Lakes")

On February 7, 2018, the Company acquired 100 percent of the outstanding stock of Great Lakes for total cash consideration of $150.0 million. Great Lakes provides servicing for federally-owned student loans for the U.S. Department of Education (the "Department"), FFELP loans, and private education and consumer loans. The acquisition of Great Lakes has expanded the Company's portfolio of loans it services. The operating results of Great Lakes are included in the Loan Servicing and Systems operating segment.

As part of the acquisition, the Company acquired the remaining 50 percent ownership in GreatNet Solutions, LLC ("GreatNet"), a joint venture formed prior to the acquisition between Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes. Prior to the acquisition of the remaining 50 percent of GreatNet, the Company consolidated the operating results of GreatNet as the Company was deemed to have control over the joint venture. The proportionate share of membership interest (equity) and net loss of GreatNet that was attributable to Great Lakes was reflected as noncontrolling interests in the Company's consolidated financial statements. The Company recognized a $19.1 million reduction to consolidated shareholders' equity as a result of acquiring Great Lakes' 50 percent ownership in GreatNet. This transaction resulted in a $5.7 million decrease in noncontrolling interest and $13.4 million decrease in retained earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value of the assets and liabilities related to Great Lakes are subject to refinement as the Company completes its analysis relative to the fair values at the date of acquisition. The fair value assigned to the acquisition of the noncontrolling interest in GreatNet reduced the total consideration allocated to the assets acquired and liabilities assumed of Great Lakes from $150.0 million to $136.6 million.

Cash and cash equivalents	$27,399
Accounts receivable	23,708
Property and equipment	36,040
Other assets	14,015
Intangible assets	72,278
Excess cost over fair value of net assets acquired (goodwill)	19,697
Other liabilities	(56,586)
Net assets acquired	$136,551

The $72.3 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 4 years. The intangible assets that made up this amount include customer relationships of $67.2 million (4-year useful life) and a trade name of $5.1 million (7-year useful life).

The $19.7 million of goodwill was assigned to the Loan Servicing and Systems operating segment and is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to the deferred tax liability related to the difference between the carrying amount and tax bases of acquired identifiable intangible assets and the synergies and economies of scale expected from combining the operations of the Company and Great Lakes.

The consolidated financial statements as of March 31, 2018, and for the three months then ended, include amounts acquired from, as well as the results of operations of Great Lakes from February 7, 2018 and forward. Results of operations for the three months ended March 31, 2018 include revenues of $43.5 million and net income of $11.9 million attributed to Great Lakes since its acquisition. The following unaudited pro forma information for the Company has been prepared as if the acquisition of Great Lakes had occurred on January 1, 2017. The information is based on the historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results that may occur in the future. The pro forma adjustments include the impact of depreciation and amortization of property and equipment and intangible assets acquired.

	Three months ended March 31,
	2018	2017
Loan servicing and systems revenue	$120,188	116,149

Net income attributable to Nelnet, Inc.	$118,029	61,421

Net income per share - basic and diluted	$2.88	1.45

8. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of March 31, 2018 (months)	As of March 31, 2018	As of December 31, 2017

Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $16,766 and $12,715, respectively)	77	$87,275	24,168
Trade names (net of accumulated amortization of $3,283 and $2,498, respectively)	86	13,409	9,074
Computer software (net of accumulated amortization of $11,381 and $10,013, respectively)	20	6,290	4,958
Covenants not to compete (net of accumulated amortization of $136 and $127, respectively)	74	218	227
Total - amortizable intangible assets, net	75	$107,192	38,427

The Company recorded amortization expense on its intangible assets of $6.2 million and $2.4 million during the three months ended March 31, 2018 and 2017, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2018, the Company estimates it will record amortization expense as follows:

2018 (April 1 - December 31)	$22,975
2019	27,373
2020	24,175
2021	14,278
2022	3,723
2023 and thereafter	14,668
$107,192

9. Goodwill

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2017	$8,596	67,168	21,112	41,883	—	138,759
Goodwill acquired during the period	19,697	—	—	—	—	19,697
Balance as of March 31, 2018	$28,293	67,168	21,112	41,883	—	158,456

10. Property and Equipment

Property and equipment consisted of the following:

		As of	As of
	Useful life	March 31, 2018	December 31, 2017
Non-communications:
Computer equipment and software	1-5 years	$128,304	124,708
Building and building improvements	5-39 years	46,576	24,003
Office furniture and equipment	3-7 years	21,474	15,210
Leasehold improvements	5-15 years	9,177	7,759
Transportation equipment	4-10 years	4,371	3,813
Land	—	3,328	2,628
Construction in progress	—	5,728	4,127
		218,958	182,248
Accumulated depreciation - non-communications		(103,104)	(105,017)
Non-communications, net property and equipment		115,854	77,231

Communications:
Network plant and fiber	5-15 years	152,054	138,122
Customer located property	5-10 years	15,565	13,767
Central office	5-15 years	11,286	10,754
Transportation equipment	4-10 years	5,923	5,759
Computer equipment and software	1-5 years	4,598	3,790
Other	1-39 years	2,631	2,516
Land	—	70	70
Construction in progress	—	12,170	11,620
		204,297	186,398
Accumulated depreciation - communications		(20,314)	(15,578)
Communications, net property and equipment		183,983	170,820
Total property and equipment, net		$299,837	248,051

The Company recorded depreciation expense on its property and equipment of $12.2 million and $6.2 million during the three months ended March 31, 2018 and 2017, respectively.

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

	Three months ended March 31,
	2018			2017
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$112,788	1,137	113,925	49,505	521	50,026

Denominator:
Weighted-average common shares outstanding - basic and diluted	40,541,870	408,658	40,950,528	41,851,064	440,793	42,291,857
Earnings per share - basic and diluted	$2.78	2.78	2.78	1.18	1.18	1.18

12.  Segment Reporting

See note 15 of the notes to consolidated financial statements included in the 2017 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$257	665	1	200,334	4,751	(3,150)	202,857
Interest expense	—	—	2,509	134,233	1,958	(3,150)	135,550
Net interest income	257	665	(2,508)	66,101	2,793	—	67,307
Less provision for loan losses	—	—	—	4,000	—	—	4,000
Net interest income (loss) after provision for loan losses	257	665	(2,508)	62,101	2,793	—	63,307
Other income:
Loan servicing and systems revenue	100,141	—	—	—	—	—	100,141
Intersegment servicing revenue	10,771	—	—	—	—	(10,771)	—
Education technology, services, and payment processing revenue	—	60,221	—	—	—	—	60,221
Communications revenue	—	—	9,189	—	—	—	9,189
Other income	1,292	—	—	2,992	13,914	—	18,198
Gain from debt repurchases	—	—	—	359	—	—	359
Derivative settlements, net	—	—	—	6,926	(160)	—	6,766
Derivative market value and foreign currency transaction adjustments, net	—	—	—	58,571	1,462	—	60,033
Total other income	112,204	60,221	9,189	68,848	15,216	(10,771)	254,907
Cost of services:
Cost to provide education technology, services, and payment processing services	—	13,683	—	—	—	—	13,683
Cost to provide communications services	—	—	3,717	—	—	—	3,717
Total cost of services	—	13,683	3,717	—	—	—	17,400
Operating expenses:
Salaries and benefits	58,537	19,067	4,063	382	14,594	—	96,643
Depreciation and amortization	6,069	3,341	4,921	—	4,126	—	18,457
Loan servicing fees	—	—	—	3,136	—	—	3,136
Other expenses	14,463	4,624	2,638	848	10,845	—	33,417
Intersegment expenses, net	13,356	2,567	605	10,865	(16,622)	(10,771)	—
Total operating expenses	92,425	29,599	12,227	15,231	12,943	(10,771)	151,653
Income (loss) before income taxes	20,036	17,604	(9,263)	115,718	5,066	—	149,161
Income tax (expense) benefit (a)	(5,003)	(4,225)	2,223	(27,773)	(1,199)	—	(35,976)
Net income (loss)	15,033	13,379	(7,040)	87,945	3,867	—	113,185
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(68)	—	740
Net income (loss) attributable to Nelnet, Inc.	$15,841	13,379	(7,040)	87,945	3,799	—	113,925

Total assets as of March 31, 2018	$281,208	193,283	228,750	22,804,734	718,251	(327,824)	23,898,402

(a)
As a result of the Tax Cuts and Jobs Act, beginning January 1, 2018, income taxes are allocated based on 24% of income before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of the taxes calculated for each operating segment, if any, is included in income taxes in Corporate and Other Activities.

	Three months ended March 31, 2017
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$94	2	1	182,326	2,761	(1,359)	183,824
Interest expense	—	—	712	106,751	795	(1,359)	106,899
Net interest income	94	2	(711)	75,575	1,966	—	76,925
Less provision for loan losses	—	—	—	1,000	—	—	1,000
Net interest income (loss) after provision for loan losses	94	2	(711)	74,575	1,966	—	75,925
Other income:
Loan servicing and systems revenue	54,229	—	—	—	—	—	54,229
Intersegment servicing revenue	10,323	—	—	—	—	(10,323)	—
Education technology, services, and payment processing revenue	—	56,024	—	—	—	—	56,024
Communications revenue	—	—	5,106	—	—	—	5,106
Other income	—	—	—	3,342	9,290	—	12,632
Gain from debt repurchases	—	—	—	540	4,440	—	4,980
Derivative settlements, net	—	—	—	(1,173)	(205)	—	(1,378)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(3,410)	(42)	—	(3,452)
Total other income	64,552	56,024	5,106	(701)	13,483	(10,323)	128,141
Cost of services:
Cost to provide education technology, services, and payment processing services	—	12,790	—	—	—	—	12,790
Cost to provide communications services	—	—	1,954	—	—	—	1,954
Total cost of services	—	12,790	1,954	—	—	—	14,744
Operating expenses:						.
Salaries and benefits	37,992	16,652	2,979	400	13,839	—	71,863
Depreciation and amortization	549	2,391	2,135	—	3,523	—	8,598
Loan servicing fees	—	—	—	6,025	—	—	6,025
Other expenses	9,136	4,609	1,372	991	10,054	—	26,161
Intersegment expenses, net	7,398	2,075	506	10,412	(10,068)	(10,323)	—
Total operating expenses	55,075	25,727	6,992	17,828	17,348	(10,323)	112,647
Income (loss) before income taxes	9,571	17,509	(4,551)	56,046	(1,899)	—	76,675
Income tax (expense) benefit	(4,555)	(6,653)	1,730	(21,297)	2,021	—	(28,755)
Net income (loss)	5,016	10,856	(2,821)	34,749	122	—	47,920
Net loss (income) attributable to noncontrolling interests	2,415	—	—	—	(309)	—	2,106
Net income (loss) attributable to Nelnet, Inc.	$7,431	10,856	(2,821)	34,749	(187)	—	50,026

Total assets as of March 31, 2017	$87,115	194,809	118,842	25,325,220	682,639	(267,405)	26,141,220

13.  Major Customer
Nelnet Servicing earns loan servicing revenue from a servicing contract with the Department that is currently set to expire on June 16, 2019. Revenue earned by Nelnet Servicing related to this contract was $39.3 million and $39.0 million for the three months ended March 31, 2018 and 2017, respectively.
In addition, Great Lakes, which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department that is currently set to expire on June 16, 2019. Revenue earned by Great Lakes related to this contract was $30.8 million for the period from February 7, 2018 to March 31, 2018.
On February 20, 2018, the Department's Office of Federal Student Aid released information regarding a new contract procurement process for the servicing of student loans owned by the Department. The contract solicitation process is divided into two phases. The contract solicitation requests responses from interested vendors for nine components. Vendors may provide a response for an individual, multiple, or all components. Nelnet Servicing and Great Lakes submitted a joint response to Phase One of the procurement on April 17, 2018.
14.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the three months ended March 31, 2018.

	As of March 31, 2018
	Level 1	Level 2	Total
Assets:
Investments:
Student loan and other asset-backed securities - available-for-sale	$—	82,020	82,020
Equity securities	4,719	—	4,719
Equity securities measured at net asset value (a)	—	—	12,366
Debt securities	107	—	107
Total investments	4,826	82,020	99,212
Derivative instruments	—	1,891	1,891
Total assets	$4,826	83,911	101,103
Liabilities:
Derivative instruments	$—	5,601	5,601
Total liabilities	$—	5,601	5,601

	As of December 31, 2017
	Level 1	Level 2	Total
Assets:
Investments (available-for-sale):
Student loan and other asset-backed securities	$—	76,866	76,866
Equity securities	3,928	—	3,928
Debt securities	108	—	108
Total investments (available-for-sale)	4,036	76,866	80,902
Derivative instruments	—	818	818
Total assets	$4,036	77,684	81,720
Liabilities:
Derivative instruments	$—	7,063	7,063
Total liabilities	$—	7,063	7,063

(a)
In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$22,884,620	21,562,030	—	—	22,884,620
Cash and cash equivalents	69,286	69,286	69,286	—	—
Investments (at fair value)	99,212	99,212	4,826	82,020	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	727,471	727,471	727,471	—	—
Restricted cash – due to customers	128,515	128,515	128,515	—	—
Accrued interest receivable	489,395	489,395	—	489,395	—
Derivative instruments	1,891	1,891	—	1,891	—
Financial liabilities:
Bonds and notes payable	21,475,380	21,227,349	—	21,475,380	—
Accrued interest payable	54,252	54,252	—	54,252	—
Due to customers	128,515	128,515	128,515	—	—
Derivative instruments	5,601	5,601	—	5,601	—

	As of December 31, 2017
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,106,440	21,814,507	—	—	23,106,440
Cash and cash equivalents	66,752	66,752	66,752	—	—
Investments (available-for-sale)	80,902	80,902	4,036	76,866	—
Notes receivable	16,393	16,393	—	16,393	—
Restricted cash	688,193	688,193	688,193	—	—
Restricted cash – due to customers	187,121	187,121	187,121	—	—
Accrued interest receivable	430,385	430,385	—	430,385	—
Derivative instruments	818	818	—	818	—
Financial liabilities:
Bonds and notes payable	21,521,463	21,356,573	—	21,521,463	—
Accrued interest payable	50,039	50,039	—	50,039	—
Due to customers	187,121	187,121	187,121	—	—
Derivative instruments	7,063	7,063	—	7,063	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2017 Annual Report.

15. Subsequent Events

On April 25, 2018, the Company acquired $1.5 billion of unsecuritized federally insured student loans from a third-party.  The Company will earn interest income on these loans from the effective date of the transaction, April 1, 2018. In addition, from April 1, 2018 through May 8, 2018 (the filing date of this report), the Company acquired $351.3 million of additional unsecuritized federally insured student loans from third-parties. These loan acquisitions were funded with existing FFELP warehouse facilities, operating cash, and the Company’s unsecured line of credit. Subsequent to March 31, 2018, in anticipation of these loan acquisitions, the Company increased the capacity on both of its FFELP warehouse facilities to a total of $2.3 billion.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2018 and 2017. All dollars are in thousands, except per share amounts, unless otherwise noted.)

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2017 Annual Report.

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2017 Annual Report and elsewhere in this report, and include such risks and uncertainties as:

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

OVERVIEW

The Company is a diverse company with a focus on delivering education-related products and services and loan asset management. The largest operating businesses engage in student loan servicing; education technology, services, and payment processing; and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and start-up ventures.

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

	Three months ended March 31,
	2018	2017
GAAP net income attributable to Nelnet, Inc.	$113,925	50,026
Realized and unrealized derivative market value adjustments	(60,033)	(1,238)
Unrealized foreign currency transaction adjustments	—	4,690
Net tax effect (a)	14,408	(1,312)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$68,300	52,166

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.78	1.18
Realized and unrealized derivative market value adjustments	(1.46)	(0.03)
Unrealized foreign currency transaction adjustments	—	0.11
Net tax effect (a)	0.35	(0.03)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$1.67	1.23

(a)
The tax effects are calculated by multiplying the realized and unrealized derivative market value adjustments and unrealized foreign currency transaction adjustments by the applicable statutory income tax rate.

(b)
"Derivative market value and foreign currency transaction adjustments" include (i) both the realized portion of gains and losses (corresponding to variation margin received or paid on derivative instruments that are settled daily at a central clearinghouse) and the unrealized portion of gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars. "Derivative market value and foreign currency transaction adjustments" does not include "derivative settlements" that represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms.

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

Several factors increased GAAP net income for the three months ended March 31, 2018, as compared with the same period in 2017:

•	The Company's effective tax rate decreased to 24.0 percent from 36.5 percent due to the Tax Cuts and Jobs Act, effective January 1, 2018;

•	The contribution to net income from the acquisition of Great Lakes on February 7, 2018;

•	Gains recognized by the Company from real estate and other investment activities; and

•	Larger gains due to changes in the fair values of derivative instruments that do not qualify for hedge accounting

These factors were partially offset by the increase in expenses for the continued build-out of the Company's ALLO fiber communications network in Lincoln, Nebraska.

Operating Results

The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2018, the Company had a $21.6 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.5 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio and anticipated increases in interest rates, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.

In addition, the Company earns fee-based revenue through the following reportable operating segments:

•	Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Solutions ("NDS")

•	Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Solutions ("NBS")

•	Communications - referred to as ALLO Communications ("ALLO")

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured debt transactions.

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three months ended March 31, 2018 and 2017 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.

(a)    Revenue includes intersegment revenue earned by LSS as a result of servicing loans for AGM.

(b)
Total revenue includes "net interest income" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives and foreign currency transaction adjustments. Net income excludes changes in fair values of derivatives and foreign currency transaction adjustments, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives and foreign currency transaction adjustments, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.

Certain events and transactions from 2018, which have impacted or will impact the operating results of the Company and its operating segments are discussed below.

Impact from the Tax Cuts and Jobs Act

•
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, and effective January 1, 2018, lowered the Company's effective tax rate to 24 percent for the three months ended March 31, 2018, compared to 36.5 percent for the same period in 2017. The Company currently expects its effective tax rate will be approximately 24 percent for the remainder of 2018.

Loan Servicing and Systems

•
On February 7, 2018, the Company paid $150.0 million in cash for 100 percent of the stock of Great Lakes. The Great Lakes assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition, and Great Lakes' operating results from the date of acquisition forward are included in the Company's consolidated operating results.

Results of operations for the three months ended March 31, 2018 include revenues of $43.5 million and net income of $11.9 million attributed to Great Lakes since its acquisition. These operating results include $4.6 million (pre-tax) of deconversion revenue related to a private education loan customer deconverting from the Great Lakes platform subsequent to the acquisition of Great Lakes.

For additional information on the acquisition of Great Lakes, see note 7 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

•
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes are two companies that have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of March 31, 2018, Nelnet Servicing was servicing $176.6 billion of student loans for 5.8 million borrowers under its contract, and Great Lakes was servicing $242.1 billion of student loans for 7.5 million borrowers under its contract. These contracts are currently scheduled to expire on June 16, 2019.

Going forward, Great Lakes and Nelnet Servicing will continue to service their respective government-owned portfolios on behalf of the Department, while maintaining their distinct brands, independent servicing operations, and teams. Likewise, each entity will continue to compete for new student loan volume under its respective existing contract with the Department. The Company will integrate technology, as well as shared services and other activities, to become more efficient and effective in meeting borrower needs.

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
Vendors may provide a response for an individual, multiple, or all components. The Company responded to Phase One on April 17, 2018.

•
As of March 31, 2018, the Company (including Great Lakes) was servicing $470.8 billion in FFELP, government owned, and private education and consumer loans, as compared with $211.4 billion of loans serviced by the Company as of December 31, 2017.

Education Technology, Services, and Payment Processing

•
During the first quarter of 2018, the Company changed the name of its Tuition Payment Processing and Campus Commerce operating segment to Education Technology, Services, and Payment Processing to better describe the evolution of services this operating segment provides.

•
In May 2014, the FASB issued a new standard related to revenue recognition. The Company adopted the standard effective January 1, 2018, using the full retrospective method, which required it to restate each prior reporting period presented. The most significant impact of the standard relates to identifying the Company's Education Technology, Services, and Payment Processing operating segment as the principal in its payment services transactions. As a result of this change, the Company will present the payment services revenue gross with the direct costs to provide these services presented separately. For additional information on the new revenue recognition standard and its impact to the Company, see notes 1 and 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

•
For the three months ended March 31, 2018, ALLO incurred capital expenditures of $17.9 million. The Company currently anticipates total network expenditures for the remainder of 2018 (April 1, 2018 to December 31, 2018) will be approximately $65.0 million; however, the amount of capital expenditures could change based on the customer demand for ALLO's services.

•
The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to build its network in Lincoln, Nebraska, and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Asset Generation and Management

•	During the three months ended March 31, 2018, the Company purchased $607.9 million in loans, including $584.6 million of federally insured student loans.

•
The Company's average balance of loans decreased to $21.9 billion for the first quarter of 2018, compared with $24.8 billion for the same period in 2017. Core loan spread increased to 1.29 percent for the quarter ended March 31, 2018, compared with 1.23 percent for the same period in 2017. The Company began to purchase consumer loans in the second quarter of 2017. Consumer loans are currently funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.25 percent for the three months ended March 31, 2018.

Corporate and Other Activities

•
Operating results for the three months ended March 31, 2018 include unrealized net gains of $6.7 million (pre-tax) related to the change in fair value of certain equity securities and a realized gain of $1.7 million (pre-tax) related to the sale of a real estate investment.

Liquidity and Capital Resources

•
As of March 31, 2018, the Company had cash and cash equivalents of $69.3 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $82.1 million as of March 31, 2018.

•	For the three months ended March 31, 2018, the Company generated $58.0 million in net cash from operating activities.

•
The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions.  As of March 31, 2018, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $1.96 billion, of which approximately $1.34 billion will be generated over the next approximately five years.

•	During the three months ended March 31, 2018, the Company repurchased a total of 222,174 shares of Class A common stock for $11.4 million ($51.39 per share).

•
During the three months ended March 31, 2018, the Company paid cash dividends of $6.5 million ($0.16 per share). In addition, the Company's Board of Directors has declared a second quarter 2018 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.16 per share. The second quarter cash dividend will be paid on June 15, 2018 to shareholders of record at the close of business on June 1, 2018.

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

Recent Events

•
On April 25, 2018, the Company acquired $1.5 billion of unsecuritized federally insured student loans from a third-party.  The Company will earn interest income on these loans from the effective date of the transaction, April 1, 2018. In addition, from April 1, 2018 through May 8, 2018 (the filing date of this report), the Company acquired $351.3 million of additional unsecuritized federally insured student loans from third-parties.

Subsequent to March 31, 2018, in anticipation of these loan acquisitions, the Company increased the capacity on both of its FFELP warehouse facilities to a total of $2.3 billion. In addition to the FFELP warehouse facilities, the Company used operating cash and the Company's unsecured line of credit to fund these loan acquisitions.

As of May 8, 2018, there was $190.0 million outstanding on the Company's $350.0 million unsecured line of credit and $160.0 million was available for future use; in addition, there was $2.1 billion outstanding on the FFELP warehouse facilities and $0.2 billion was available for future use.

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the three months ended March 31, 2018 compared to the same period in 2017 is provided below.

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

The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Three months ended
	March 31,		Additional information
	2018	2017
Loan interest	$197,723	181,207
Increase due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans outstanding and a decrease in fixed rate floor income as a result of an increase in interest rates.

Investment interest	5,134	2,617
Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase due to an increase in interest-earning investments and an increase in interest rates.

Total interest income	202,857	183,824
Interest expense	135,550	106,899	Increase due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	67,307	76,925	See table below for additional analysis.
Less provision for loan losses	4,000	1,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	63,307	75,925
Other income:
LSS revenue	100,141	54,229	See LSS operating segment - results of operations.
ETS&PP revenue	60,221	56,024	See ETS&PP operating segment - results of operations.
Communications revenue	9,189	5,106	See Communications operating segment - results of operations.
Other income	18,198	12,632	See table below for the components of "other income."
Gain from debt repurchases	359	4,980
Gains are from the Company repurchasing its own debt. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities. The Company paid $25.3 million to redeem $29.7 million of these notes and recognized a gain of $4.4 million. Other gains are from the repurchase of the Company's asset-backed debt securities.

Derivative settlements, net	6,766	(1,378)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency transaction adjustments, net	60,033	(3,452)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income	254,907	128,141
Cost of services:
Cost to provide education technology, services, and payment processing services	13,683	12,790	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communication services	3,717	1,954	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Total cost of services	17,400	14,744
Operating expenses:
Salaries and benefits	96,643	71,863
Increase was due to (i) an increase in personnel as a result of the acquisition of Great Lakes on February 7, 2018, the increase in volume of loans serviced for the government entering repayment status, and the increase in private education and consumer loan servicing volume in the LSS operating segment; (ii) an increase in personnel to support the growth in revenue in the ETS&PP operating segment; and (iii) an increase in personnel at ALLO to support the Lincoln, Nebraska network expansion. See each individual operating segment results of operations discussion for additional information.

Depreciation and amortization	18,457	8,598
Increase due to the acquisition of Great Lakes on February 7, 2018 and increased depreciation expense at ALLO. Since the acquisition of ALLO on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion.

Loan servicing fees	3,136	6,025	Decrease due to runoff of the Company's student loan portfolio on third-party platforms and a conversion of loans to the Company's LSS operating segment in August 2017.
Other expenses	33,417	26,161
Increase due to the acquisition of Great Lakes on February 7, 2018, additional costs to support the increase in payment plans and campus commerce activity, and an increase in operating expenses at ALLO to support the Lincoln, Nebraska network expansion and the number of households served. See each individual operating segment results of operations discussion for additional information.

Total operating expenses	151,653	112,647
Income before income taxes	149,161	76,675
Income tax expense	35,976	28,755
The effective tax rate was 24.0% and 36.5% for the three months ended March 31, 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	113,185	47,920
Net loss attributable to noncontrolling interests	740	2,106	Represents primarily the net loss of GreatNet attributable to Great Lakes, prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$113,925	50,026

Additional information:
Net income attributable to Nelnet, Inc.	$113,925	50,026
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments.

Derivative market value and foreign currency transaction adjustments, net	(60,033)	3,452
Net tax effect	14,408	(1,312)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments	$68,300	52,166

The following table summarizes the components of “net interest income” and “derivative settlements, net.”

Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below. Net interest income (net of settlements on derivatives) is a non-GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement Impact" in note 5 and in the table below.

	Three months ended March 31,		Additional information
	2018	2017
Variable loan interest margin	$46,884	42,975
Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.

Settlements on associated derivatives	(1,664)	(1,053)	Includes the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.
Variable loan interest margin, net of settlements on derivatives	45,220	41,922
Fixed rate floor income	17,247	32,132
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Settlements on associated derivatives	8,590	(120)	Includes the net settlements paid/received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	25,837	32,012
Investment interest	5,134	2,617
Corporate debt interest expense	(1,958)	(799)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit.
Non-portfolio related derivative settlements	(160)	(205)	Includes the net settlements paid/received related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$74,073	75,547

The following table summarizes the components of "other income."

	Three months ended March 31,
	2018	2017
Realized and unrealized gains on investments, net (a)	$9,081	324
Borrower late fee income	2,983	3,319
Investment advisory fees (b)	1,593	3,516
Management fee revenue (c)	1,161	—
Peterson's revenue (d)	—	2,836
Other	3,380	2,637
Other income	$18,198	12,632

(a) 2018 includes unrealized net gains of $6.7 million related to the change in fair value of certain equity securities and a realized gain of $1.7 million related to the sale of a real estate investment.

(b) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisor subsidiary, under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of March 31, 2018, the outstanding balance of investments subject to these arrangements was $974.9 million. The decrease in advisory fees in 2018 as compared to 2017 was the result of a decrease in performance fees earned.

(c) Represents revenue earned from providing technology and certain administrative support services to Great Lakes' former parent company.

(d) On December 31, 2017, the Company sold Peterson's.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS

The Company purchased Great Lakes on February 7, 2018. The results of Great Lakes' operations are reported in the Company's consolidated financial statements from the date of acquisition. Results of operations for the three months ended March 31, 2018 include revenues of $43.5 million and net income of $11.9 million attributed to Great Lakes since its acquisition.

Loan Servicing Volumes (dollars in millions)

NN - Government Servicing
NN - Consumer Servicing
NN - FFELP Servicing
GL - Government Servicing
GL - Consumer Servicing
GL - FFELP Servicing
March 31, 2018
Total Servicing Volume
$470,816
$270,000
$255,000
$240,000
$225,000
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$194,822
$162,538
$7,887
$24,397
$200,289
$167,645
$8,965
$23,679
$200,737
$167,591
$10,190
$22,956
$207,818
$171,647
$10,838
$25,333
$211,414
$172,669
$11,483
$27,262
$215,690
$176,605
$12,116
$26,969
$255,126
$242,063
$1,927
$11,136
Dec 31, 16
Mar 31, 17
Jun 30, 17
Sep 30, 17
Dec 31, 17
Mar 31, 18

Company owned	$16,962	$16,352	$15,789	$18,403	$17,827	$17,866
% of total	8.7%	8.2%	7.9%	8.9%	8.4%	3.8%
Number of servicing borrowers:
Government servicing:	5,972,619	5,924,099	5,849,283	5,906,404	5,877,414	5,819,286	7,456,830
FFELP servicing:	1,312,192	1,263,785	1,218,706	1,317,552	1,420,311	1,399,280	461,553
Private education and consumer loan servicing:	355,096	389,010	454,182	478,150	502,114	508,750	118,609
Total:	7,639,907	7,576,894	7,522,171	7,702,106	7,799,839	7,727,316	8,036,992

Number of remote hosted borrowers:	2,230,019	2,305,991	2,317,151	2,714,588	2,812,713	6,207,747

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2018	2017
Net interest income	$257	94
Loan servicing and systems revenue	100,141	54,229	See table below for additional analysis.
Intersegment servicing revenue	10,771	10,323	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment.
Other income	1,292	—	Represents revenue earned from providing technology and certain administrative support services to Great Lakes' former parent company.
Total other income	112,204	64,552
Salaries and benefits	58,537	37,992
Increase due to Great Lakes acquisition and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	6,069	549	Amortization of intangible assets and depreciation of fixed assets recorded as a result of the Great Lakes acquisition was $3.8 million in 2018.
Other expenses	14,463	9,136	Increase due to increase in operating expenses related to Great Lakes acquisition.
Intersegment expenses, net	13,356	7,398
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase due to Great Lakes acquisition.

Total operating expenses	92,425	55,075
Income before income taxes	20,036	9,571
Income tax expense	(5,003)	(4,555)
Reflects income tax expense based on 24 % and 38% in 2018 and 2017, respectively, of income before taxes and the net loss attributable to noncontrolling interest. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	15,033	5,016
Net loss attributable to noncontrolling interest	808	2,415	Represents 50 percent of the net loss of GreatNet that is attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$15,841	7,431
Before tax and noncontrolling interest operating margin	18.6%	18.6%

Loan servicing and systems revenue

	Three months ended March 31,		Additional information
	2018	2017
Government servicing - Nelnet	$39,327	39,007
Increase was due to an increase in application volume for the Total and Permanent Disability program, which the Company exclusively administers for the Department, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

Government servicing - Great Lakes	30,754	—	Represents revenue from the Great Lakes' Department servicing contract from the date of acquisition, February 7, 2018.
Private education and consumer loan servicing	13,101	5,817
Increase due to growth in loan servicing volume from existing and new clients along with the Great Lakes acquisition. In 2018, Great Lakes recognized $4.6 million in revenue related to a private loan customer deconverting from the Great Lakes servicing platform subsequent to the Company's acquisition of Great Lakes on February 7, 2018.

FFELP servicing	7,691	4,077	Increase due to Great Lakes acquisition. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.
Software services	7,589	4,337
Historically, the majority of software services revenue related to providing hosted student loan servicing. As a result of the Great Lakes acquisition, LSS now also provides guaranty servicing hosted services and support to Great Lakes Higher Education Guaranty Corporation, an unrelated third-party FFELP guaranty agency. Increase in 2018 as compared to 2017 due to an increase in hosted student loan servicing volume and providing the new guaranty servicing hosted services

Other	1,679	991	The majority of this revenue relates to providing contact center outsourcing activities. In addition, Great Lakes provides certain sales and marketing services to third-parties.
Loan servicing and systems revenue	$100,141	54,229

EDUCATION TECHNOLOGY, SERVICES, AND PAYMENT PROCESSING OPERATING SEGMENT – RESULTS OF OPERATIONS

This segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Higher amounts of revenue are typically recognized during the first quarter due to fees related to assistance with financial needs assessment as well as online applications and enrollment services. The Company’s operating expenses do not follow the seasonality of the revenues. This is primarily due to generally fixed year-round personnel costs and seasonal marketing costs. Revenues from tuition payment plan services are recognized over the course of the academic term, but the peak operational activities take place in summer and early fall. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2018	2017
Net interest income	$665	2	Increase due to additional interest earnings on cash deposits.
Education technology, services, and payment processing revenue	60,221	56,024	See table below for additional information.
Cost to provide education technology, services, and payment processing services	13,683	12,790	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume.
Salaries and benefits	19,067	16,652	Increase due to additional personnel to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment plan systems and products.
Depreciation and amortization	3,341	2,391	Amortization of intangible assets related to business acquisitions was $2.8 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.
Other expenses	4,624	4,609	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.
Intersegment expenses, net	2,567	2,075	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	29,599	25,727
Income before income taxes	17,604	17,509
Income tax expense	(4,225)	(6,653)
Reflects income tax expense based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	$13,379	10,856

Education technology, services, and payment processing revenue

The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,		Additional Information
	2018	2017
Tuition payment plan services	$23,043	21,787	Increase was due to an increase in the number of managed tuition payment plans.
Payment processing	19,926	18,945	Increase was due to an increase in payments volume.
Education technology and services	16,975	15,147	Increase was due to an increase in the number of customers.
Other	277	145
Education technology, services, and payment processing revenue	60,221	56,024
Cost to provide education technology, services, and payment processing services	13,683	12,790	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume.
Net revenue	$46,538	43,234
Before tax operating margin	37.8%	40.5%

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2018	2017
Net interest income (expense)	$(2,508)	(711)
Nelnet, Inc. (parent company) has a non-participating capital interest in ALLO that has a preferred return. The interest expense incurred by ALLO and related interest income earned by Nelnet, Inc. associated with the capital interest was eliminated for the Company's consolidated financial statements. The average amount outstanding on the non-participating capital interest balance for the three months ended March 31, 2018 and 2017 was $197.6 million and $67.0 million, respectively. ALLO used the proceeds from Nelnet's capital contribution for network capital expenditures and related expenses.

Communications revenue	9,189	5,106
Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.

Cost to provide communications services	3,717	1,954	Cost of services and products primarily associated with television programming costs.
Salaries and benefits	4,063	2,979
Since the acquisition of ALLO on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2016, March 31, 2017, December 31, 2017, and March 31, 2018, ALLO had 318, 354, 508, and 516 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO builds its network.

Depreciation and amortization	4,921	2,135
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

Other expenses	2,638	1,372
Other operating expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, personal property taxes, and provision for losses on accounts receivable. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses, net	605	506	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,227	6,992
Loss before income taxes	(9,263)	(4,551)
Income tax benefit	2,223	1,730
Reflects income tax benefit based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net loss	$(7,040)	(2,821)
The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional Information:
Net loss	$(7,040)	(2,821)
Net interest expense	2,508	711
Income tax benefit	(2,223)	(1,730)
Depreciation and amortization	4,921	2,135
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(1,834)	(1,705)	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended March 31,
	2018	2017
Residential revenue	$6,747	3,351
Business revenue	2,381	1,696
Other revenue	61	59
Total revenue	$9,189	5,106

Net (loss) income	$(7,040)	(2,821)
EBITDA (a)	(1,834)	(1,705)

Capital expenditures	17,899	16,669

Revenue contribution:
Internet	51.1%	43.1%
Television	30.3	31.8
Telephone	18.4	24.7
Other	0.2	0.4
	100.0%	100.0%

	As of March 31, 2018	As of December 31, 2017	As of September 30, 2017	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016
Residential customer information:
Households served	23,541	20,428	16,394	12,460	10,524	9,814
Households passed (b)	84,475	71,426	54,815	45,880	34,925	30,962
Total households in current markets	137,500	137,500	137,500	137,500	137,500	137,500
Total households in current markets and new markets announced (c)	152,840	152,626	137,500	137,500	137,500	137,500

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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Loan Portfolio

As of March 31, 2018, the Company had a $21.6 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.5 years. For a summary of the Company’s loan portfolio as of March 31, 2018 and December 31, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended March 31,
	2018	2017
Beginning balance	$21,995,877	25,103,643
Loan acquisitions:
Federally insured student loans	584,586	51,731
Private education loans	—	443
Consumer loans	23,354	—
Total loan acquisitions	607,940	52,174
Repayments, claims, capitalized interest, and other	(622,284)	(647,915)
Consolidation loans lost to external parties	(247,820)	(310,993)
Ending balance	$21,733,713	24,196,909

From April 1, 2018 through May 8, 2018 (the filing date of this report), the Company acquired $1.86 billion of unsecuritized federally insured student loans.

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

For a summary of the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017, and a summary of the Company's loan delinquency amounts as of March 31, 2018, December 31, 2017, and March 31, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses for federally insured loans was $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

The Company did not record a provision for private education loan losses for the three months ended March 31, 2018 and recorded a negative provision for private education loan losses for the three months ended March 31, 2017. The Company experienced a decrease in charge-offs related to its private education loan portfolio during the three months ended March 31, 2017 as compared to previous periods and private education loan credit performance was better than expected.

The Company continues to purchase consumer loans and recorded a provision for loan losses related to this activity of $2.0 million during the three months ended March 31, 2018.

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

	Three months ended March 31,
	2018	2017
Variable loan yield, gross (a)	4.15%	3.24%
Consolidation rebate fees	(0.85)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.07	0.07
Variable loan yield, net	3.37	2.47
Loan cost of funds - interest expense	(2.53)	(1.74)
Loan cost of funds - derivative settlements (b) (c)	(0.03)	(0.02)
Variable loan spread	0.81	0.71
Fixed rate floor income, gross	0.32	0.52
Fixed rate floor income - derivative settlements (b) (d)	0.16	—
Fixed rate floor income, net of settlements on derivatives	0.48	0.52
Core loan spread	1.29%	1.23%

Average balance of loans	$21,871,501	24,755,452
Average balance of debt outstanding	21,449,449	24,541,736

(a)
For the three months ended March 31, 2018, variable loan yield (gross) includes interest income earned on consumer loans. For the three months ended March 31, 2018, the average balance of consumer loans was $67.1 million and the weighted average coupon rate on such loans was 17.60%. The Company began to purchase consumer loans in the second quarter of 2017, thus, consumer loans had no impact to spread during the first quarter of 2017. Consumer loans are currently funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.25% for the three months ended March 31, 2018.

(b)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the periods presented in the table under the caption "Income Statement Impact" in note 5 and in this table.

(c)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.

(d)	Derivative settlements include the net settlements paid/received related to the Company’s floor income interest rate swaps.

A trend analysis of the Company's core and variable loan spreads is summarized below.

Core and Variable Student Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
1.23%
1.27%
1.17%
1.26%
1.29%
0.10%
0.01%
0.04%
-0.03%
-0.05%
0.71%
0.77%
0.68%
0.78%
0.81%
Q1 17
Q2 17
Q3 17
Q4 17
Q1 18
Core
Variable
Asset/Liability Base Rate Spread

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

Variable loan spread increased during the three months ended March 31, 2018 as compared to the same period in 2017 due to a tightening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). Additionally, variable spread increased due to a rising interest rate environment in the first quarter of 2018 as compared to the same period in 2017. In a rising interest rate environment, the Company benefits due to the timing of the interest rate resets on liabilities which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on assets, which generally occur daily.

The primary difference between variable loan spread and core loan spread is fixed rate floor income. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended March 31,
	2018	2017
Fixed rate floor income, gross	$17,247	32,132
Derivative settlements (a)	8,590	(120)
Fixed rate floor income, net	$25,837	32,012
Fixed rate floor income contribution to spread, net	0.48%	0.52%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The decrease in gross fixed rate floor income for the three months ended March 31, 2018 compared to the same period in 2017 was due to an increase in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2018	2017
Net interest income after provision for loan losses	$62,101	74,575	See table below for additional analysis.
Other income	2,992	3,342	The primary component of other income is borrower late fees.
Gain from debt repurchases	359	540	Gains were from the Company repurchasing its own asset-backed debt securities.
Derivative settlements, net	6,926	(1,173)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value and foreign currency transaction adjustments, net	58,571	(3,410)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's Euro-denominated bonds to U.S. dollars.

Total other income (expense)	68,848	(701)
Salaries and benefits	382	400
Loan servicing fees	3,136	6,025	Third party loan servicing fees decreased due to runoff of the Company's student loan portfolio on third-party platforms and a conversion of loans to the LSS operating segment in August 2017.
Other expenses	848	991
Intersegment expenses, net	10,865	10,412
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Increase due to a conversion of loans to the LSS operating segment in August 2017, partially offset by portfolio runoff. In addition, intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	15,231	17,828	Total operating expenses were 28 basis points and 29 basis points of the average balance of student loans for the three months ended March 31, 2018 and 2017, respectively.
Income before income taxes	115,718	56,046
Income tax expense	(27,773)	(21,297)
Reflects income tax expense based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	$87,945	34,749

Additional information:
Net income	$87,945	34,749
Derivative market value and foreign currency transaction adjustments, net	(58,571)	3,410
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments. Net income, excluding derivative market value and foreign currency transaction adjustments, increased in 2018 compared to 2017 primarily due to a decrease in the segment's effective tax rate from 38% in 2017 to 24% in 2018 as the result of the Tax Cuts and Jobs Act.

Net tax effect	14,057	(1,296)
Net income, excluding derivative market value and foreign currency transaction adjustments	$43,431	36,863

Additional information - before income taxes:
Income before income taxes	$115,718	56,046
Derivative market value and foreign currency transaction adjustments, net	(58,571)	3,410
Income before income taxes, excluding derivative market value and foreign currency transaction adjustments	$57,147	59,456
Income before income taxes, excluding derivative market value and foreign currency transaction adjustments, decreased in 2018 compared to 2017 due to a decrease in the Company's average balance of loans, which was partially offset by an increase in core loan spread.

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,		Additional information
	2018	2017
Variable interest income, gross	$223,236	196,709	Increase due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(46,698)	(52,017)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	3,938	4,384	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	180,476	149,076
Interest on bonds and notes payable	(133,592)	(106,101)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	(1,664)	(1,053)	Derivative settlements include the net settlements paid/received related to the Company’s 1:3 basis swaps and cross-currency interest rate swap.
Variable loan interest margin, net of settlements on derivatives (a)	45,220	41,922
Fixed rate floor income, gross	17,247	32,132	Fixed rate floor income has decreased due to the rising interest rate environment.
Derivative settlements, net (a)	8,590	(120)	Derivative settlements include the settlements paid/received related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	25,837	32,012
Core loan interest income (a)	71,057	73,934
Investment interest	2,610	1,118	Increase due to a higher balance of interest-earning investments and an increase in interest rates.
Intercompany interest	(640)	(650)
Provision for loan losses - federally insured loans	(2,000)	(2,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision for loan losses - private education loans	—	1,000
Provision for loan losses - consumer loans	(2,000)	—
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$69,027	73,402

(a)
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the periods presented in the table under the caption "Income Statement Impact" in note 5 and in this table.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s Loan Servicing and Systems and Education Technology, Services, and Payment Processing operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the following Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and capital needs to expand ALLO's communications network in the Communications operating segment.

Sources of Liquidity and Available Capacity

The Company has historically generated positive cash flow from operations.  For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company's net cash provided from operating activities was $58.0 million and $227.5 million, respectively.

As of March 31, 2018, the Company had cash and cash equivalents of $69.3 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $82.1 million as of March 31, 2018.

The Company also has a $350.0 million unsecured line of credit that matures on December 12, 2021. As of March 31, 2018 and May 8, 2018, there was $150.0 million and $190.0 million, respectively, outstanding on the unsecured line of credit and $200.0 million and $160.0 million, respectively, was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2018, the Company holds $69.0 million (par value) of its own asset-backed securities.

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

Cash Flows

During the three months ended March 31, 2018, the Company generated $58.0 million from operating activities, compared to $47.8 million for the same period in 2017. The increase in cash provided by operating activities reflects the increase in net income, an increase in the adjustments to net income for depreciation and amortization and deferred taxes, the impact of changes in other assets, and net proceeds received in 2018 from the Company's clearinghouse to settle variation margin. These factors were partially offset by changes in the adjustments to net income from derivative market value adjustments and the impact of changes in accrued interest receivable, other liabilities, and due to customers during the three months ended March 31, 2018 as compared to the same period in 2017.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities for the three months ended March 31, 2018 and 2017 was $102.3 million and $858.1 million, respectively. Cash used in financing activities was $177.1 million and $1,086.7 million for the three months ended March 31, 2018 and 2017, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2018
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$21,042,900	4/25/24 - 5/25/66
FFELP warehouse facilities	339,063	11/19/19 / 5/31/20
	$21,381,963

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

As of March 31, 2018, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.96 billion as detailed below.  The $1.96 billion includes approximately $886.9 million (as of March 31, 2018) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "loans receivable," "restricted cash," and "accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2018.  As of March 31, 2018, the Company had $21.3 billion of loans included in asset-backed securitizations, which represented 98.0 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of March 31, 2018, private education and consumer loans funded with operating cash, and loans acquired subsequent to March 31, 2018.

Asset-backed Securitization Cash Flow Forecast
$1.96 billion
(dollars in millions)
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $215 million to $245 million.

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

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivatives instruments used by the Company to manage interest rate risk. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2018, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.0 billion, of which $0.3 billion was outstanding, and $0.7 billion was available for additional funding. One warehouse facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other warehouse facility has static advance rates that requires initial equity for loan funding, but does not require increased equity based on market movements. As of March 31, 2018, the Company had $27.7 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2018, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

Other Uses of Liquidity

Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made through the Federal Direct Loan Program.  As a result, the Company no longer originates new FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including opportunities to purchase private education and consumer loans.

On April 25, 2018, the Company acquired $1.5 billion of unsecuritized federally insured student loans from a third-party.  In addition, from April 1, 2018 through May 8, 2018 (the filing date of this report), the Company acquired $351.3 million of additional unsecuritized federally insured student loans from third-parties.

Subsequent to March 31, 2018, in anticipation of these loan acquisitions, the Company increased the capacity on both of its FFELP warehouse facilities to a total of $2.3 billion. In addition to the FFELP warehouse facilities, the Company used operating cash and the Company's unsecured line of credit to fund these loan acquisitions.

As of May 8, 2018, there was $190.0 million outstanding on the Company's $350.0 million unsecured line of credit and $160.0 million was available for future use; in addition, there was $2.1 billion outstanding on the FFELP warehouse facilities and $0.2 billion was available for future use.

The Company plans to fund additional loan acquisitions using current cash and investments; using its Union Bank participation agreement (as described below); using its FFELP warehouse facilities (as described above); establishing new warehouse facilities; and continuing to access the asset-backed securities market.

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2018, $610.0 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-Backed Securities Transactions

On March 29, 2018, the Company completed an asset-backed securitization totaling $473.8 million (par value). See note 4 of the notes to consolidated financial statements included under Part I, Item I of this report for additional information on this securitization. The proceeds from this transaction were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2018, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay additional variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing requirements require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment

ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In 2016, ALLO began to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and Colorado over the next several years. For the three months ended March 31, 2018, ALLO's capital expenditures were $17.9 million. The Company anticipates total ALLO network capital expenditures for the remainder of 2018 (April 1, 2018 - December 31, 2018) will be approximately $65.0 million. However, this amount could change based on customer demand for ALLO's services. As of December 31, 2017, ALLO had a $270.0 million line of credit with Nelnet, Inc. (parent company) that ALLO used for its operating activities and capital expenditures. The outstanding amount owed by ALLO to Nelnet, Inc. and the related interest expense incurred by ALLO and the interest income recognized by Nelnet, Inc. under this line of credit was eliminated in the Company's consolidated financial statements. On January 1, 2018, ALLO received funds contributed by Nelnet, Inc. for a non-participating capital interest in ALLO that has a preferred return.  ALLO used the proceeds from this capital contribution to pay off all of the outstanding balance on its line of credit with Nelnet, Inc., including all accrued and unpaid interest on such line of credit.  For financial reporting purposes, the capital interest recorded by ALLO is classified as debt and such debt and the preferred return paid to Nelnet, Inc. on the capital interest (reflected as interest expense for ALLO) is eliminated in the consolidated financial statements.

The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of December 12, 2021.  As of March 31, 2018 and May 8, 2018, the unsecured line of credit had $150.0 million and $190.0 million, respectively, outstanding and $200.0 million and $160.0 million, respectively, was available for future use. Upon the maturity date in 2021, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2018, the outstanding balance of Hybrid Securities was $20.4 million.

The Company has other notes payable included in its consolidated financial statements which were issued by partnerships in connection with the development of certain real estate projects in Lincoln, Nebraska. Although the Company's ownership of these partnerships are 50 percent or less, because the Company was the developer of and current tenant in these buildings, the operating results of these partnerships are included in the Company's consolidated financial statements. Recourse on the outstanding balance of these notes is equal to the Company's ownership percentage in each individual partnership. The total amount of real estate debt outstanding issued by these partnerships and included in the Company's consolidated financial statements as of March 31, 2018 was $29.5 million, of which $9.7 million was recourse to the Company.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 5 of the notes to consolidated financial statements included in the 2017 Annual Report for information on debt repurchased by the Company during the years 2015 through 2017 and note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information on debt repurchased by the Company during the three months ended March 31, 2018.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2018 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the first quarter of 2018, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2018	222,174	$11,418	51.39

Dividends

On March 15, 2018, the Company paid a first quarter 2018 cash dividend on the Company's Class A and Class B common stock of $0.16 per share. In addition, the Company's Board of Directors has declared a second quarter 2018 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.16 per share. The second quarter cash dividend will be paid on June 15, 2018 to shareholders of record at the close of business on June 1, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of the Company's critical accounting policies, which include allowance for loan losses, income taxes, and accounting for derivatives can be found in the Company's 2017 Annual Report. There were no significant changes to these critical accounting policies during the first three months of 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

Leases
In February 2016, the FASB issued accounting guidance regarding the accounting for leases. The new standard will require the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. In general, lease arrangements exceeding a twelve-month term will be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use (ROU) asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented with certain practical expedients available. It will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company currently expects to adopt the new standard on its effective date and to elect all of the standard's available practical expedients on adoption. While the Company is continuing to evaluate the impact this pronouncement will have on its ongoing financial reporting, it currently believes the most significant changes will relate to the recognition of new ROU assets and lease liabilities on its balance sheet primarily for office operating leases and the derecognition of existing assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed assets that currently do not qualify for sale accounting.
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
Hedging Activities
In August 2017, the FASB issued accounting guidance to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)

Interest Rate Risk

The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2018		As of December 31, 2017
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$3,982,513	18.3%	$4,966,125	22.6%
Variable-rate loan assets	17,751,200	81.7	17,029,752	77.4
Total	$21,733,713	100.0%	$21,995,877	100.0%

Fixed-rate debt instruments	$94,548	0.4%	$101,002	0.5%
Variable-rate debt instruments	21,487,246	99.6	21,626,125	99.5
Total	$21,581,794	100.0%	$21,727,127	100.0%

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

No variable-rate floor income was earned by the Company during the three months ended March 31, 2018 and 2017. A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2018	2017
Fixed rate floor income, gross	$17,247	32,132
Derivative settlements (a)	8,590	(120)
Fixed rate floor income, net	$25,837	32,012

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

Gross fixed rate floor income decreased for the three months ended March 31, 2018 as compared to the same period in 2017 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%.
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2018.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
4.0 - 4.49%	4.37%	1.73%	$192,739
4.5 - 4.99%	4.72%	2.08%	794,520
5.0 - 5.49%	5.22%	2.58%	528,806
5.5 - 5.99%	5.67%	3.03%	361,646
6.0 - 6.49%	6.19%	3.55%	414,041
6.5 - 6.99%	6.70%	4.06%	398,619
7.0 - 7.49%	7.17%	4.53%	142,270
7.5 - 7.99%	7.71%	5.07%	242,499
8.0 - 8.99%	8.18%	5.54%	553,788
> 9.0%	9.05%	6.41%	195,478
			$3,824,406

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2018, the weighted average estimated variable conversion rate was 3.59% and the short-term interest rate was 168 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2018 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$1,250,000	1.08%
2019	3,250,000	0.97
2020	1,500,000	1.01
2023	750,000	2.28
2024	300,000	2.28
2025	100,000	2.32
2027	50,000	2.32
2028	100,000	3.03
	$7,300,000	1.24%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
In addition, on August 20, 2014, the Company paid $9.1 million for an interest rate swap option to economically hedge loans earning fixed rate floor income. The interest rate swap option gives the Company the right, but not the obligation, to enter into a $250.0 million notional interest rate swap in which the Company would pay a fixed amount of 3.30% and receive discrete one-month LIBOR. If the interest rate swap option is exercised, the swap would become effective on August 21, 2019 and mature on August 21, 2024.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2018.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$19,770,955	—
3 month H15 financial commercial paper	Daily	1,071,661	—
3 month Treasury bill	Daily	618,932	—
3 month LIBOR (a)	Quarterly	—	11,329,237
1 month LIBOR	Monthly	—	8,803,757
Auction-rate (b)	Varies	—	766,948
Asset-backed commercial paper (c)	Varies	—	339,063
Other (d)		1,164,321	1,386,864
		$22,625,869	22,625,869

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2018.

Maturity	Notional amount
2018	$1,750,000
2019	3,500,000
2022	1,000,000
2023	750,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$9,500,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2018 was one-month LIBOR plus 10.6 basis points.

(b)
As of March 31, 2018, the Company was sponsor for $766.9 million of asset backed securities that are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

(c)	The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(5,120)	(3.4)%	$(7,990)	(5.4)%	$(2,914)	(2.0)%	$(8,742)	(5.9)%
Impact of derivative settlements	15,738	10.6	47,215	31.7	1,797	1.3	5,392	3.7
Increase (decrease) in net income before taxes	$10,618	7.2%	$39,225	26.3%	$(1,117)	(0.7)%	$(3,350)	(2.2)%
Increase (decrease) in basic and diluted earnings per share	$0.20		$0.73		$(0.02)		$(0.06)

	Three months ended March 31, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(11,293)	(14.7)%	$(19,605)	(25.6)%	$(3,558)	(4.6)%	$(10,674)	(13.9)%
Impact of derivative settlements	15,391	20.0	46,172	60.2	717	0.9	2,150	2.8
Increase (decrease) in net income before taxes	$4,098	5.3%	$26,567	34.6%	$(2,841)	(3.7)%	$(8,524)	(11.1)%
Increase (decrease) in basic and diluted earnings per share	$0.06		$0.39		$(0.04)		$(0.12)

Financial Statement Impact – Derivatives and Foreign Currency Transaction Adjustments

For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

Beginning January 1, 2018, the Company implemented ASC Topic 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on the Company's revenue recognition patterns and ongoing net income, management did implement changes to its processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from the information set forth in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 under Item 3 of Part I of such Form 10-K.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in response to Item 1A of Part I of such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the first quarter of 2018 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2018	310	$53.87	—	3,142,407
February 1 - February 28, 2018	134,444	50.38	134,444	3,007,963
March 1 - March 31, 2018	87,420	52.95	65,372	2,942,591
Total	222,174	$51.39	199,816

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 310 shares, 0 shares, and 22,048 shares in January, February, and March, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On August 4, 2016, the Company announced that its Board of Directors authorized a new stock repurchase program in May 2016 to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019.

Working capital and dividend restrictions/limitations

The Company's $350.0 million unsecured line of credit, which is available through December 12, 2021, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, the payment of dividends by the Company is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.

ITEM 6.  EXHIBITS

2.1
First Amendment to Stock Purchase Agreement dated as of February 1, 2018, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller, filed as Exhibit 2.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated by reference herein.

2.2
Second Amendment to Stock Purchase Agreement dated as of February 1, 2018, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller, filed as Exhibit 2.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated by reference herein.

10.1*±	Loan Participation Agreement dated as of January 1, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

NELNET, INC.

Date:	May 8, 2018	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

		By:	/s/ JAMES D. KRUGER
Date:	May 8, 2018	Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer