Form 10-Q
period 2018-06-30
NELNET INC
filed 2018-08-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, there were 29,332,461 and 11,468,587 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2018	December 31, 2017
Assets:
Loans receivable (net of allowance for loan losses of $53,715 and $54,590, respectively)	$22,710,369	21,814,507
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	20,739	6,982
Cash and cash equivalents - held at a related party	47,128	59,770
Total cash and cash equivalents	67,867	66,752
Investments and notes receivable	256,647	240,538
Restricted cash	741,726	688,193
Restricted cash - due to customers	154,760	187,121
Loan accrued interest receivable	591,055	430,385
Accounts receivable (net of allowance for doubtful accounts of $1,778 and $1,436, respectively)	59,171	37,863
Goodwill	153,802	138,759
Intangible assets, net	102,489	38,427
Property and equipment, net	328,016	248,051
Other assets	41,388	73,021
Fair value of derivative instruments	1,954	818
Total assets	$25,209,244	23,964,435
Liabilities:
Bonds and notes payable	$22,468,364	21,356,573
Accrued interest payable	63,226	50,039
Other liabilities	231,138	198,252
Due to customers	154,760	187,121
Fair value of derivative instruments	5,053	7,063
Total liabilities	22,922,541	21,799,048
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 29,331,002 shares and 29,341,517 shares, respectively	293	293
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,468,587 shares	115	115
Additional paid-in capital	2,586	521
Retained earnings	2,271,171	2,143,983
Accumulated other comprehensive earnings	2,704	4,617
Total Nelnet, Inc. shareholders' equity	2,276,869	2,149,529
Noncontrolling interests	9,834	15,858
Total equity	2,286,703	2,165,387
Total liabilities and equity	$25,209,244	23,964,435

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$22,759,323	21,909,476
Restricted cash	699,779	641,994
Loan accrued interest receivable and other assets	593,394	431,934
Bonds and notes payable	(22,565,920)	(21,702,298)
Accrued interest payable and other liabilities	(261,731)	(168,637)
Net assets of consolidated education lending variable interest entities	$1,224,845	1,112,469
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loan interest	$223,371	189,878	421,094	371,086
Investment interest	5,818	3,200	10,952	5,816
Total interest income	229,189	193,078	432,046	376,902
Interest expense:
Interest on bonds and notes payable	171,450	113,236	306,999	220,135
Net interest income	57,739	79,842	125,047	156,767
Less provision for loan losses	3,500	3,000	7,500	4,000
Net interest income after provision for loan losses	54,239	76,842	117,547	152,767
Other income:
Loan servicing and systems revenue	114,545	56,899	214,687	111,128
Education technology, services, and payment processing revenue	48,742	43,480	108,963	99,504
Communications revenue	10,320	5,719	19,509	10,826
Other income	9,580	12,485	27,776	25,118
Gain from debt repurchases	—	442	359	5,421
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	17,031	(27,910)	83,829	(32,741)
Total other income	200,218	91,115	455,123	219,256
Cost of services:
Cost to provide education technology, services, and payment processing services	11,317	9,515	25,000	22,305
Cost to provide communications services	3,865	2,203	7,583	4,157
Total cost of services	15,182	11,718	32,583	26,462
Operating expenses:
Salaries and benefits	111,118	74,628	207,760	146,491
Depreciation and amortization	21,494	9,038	39,951	17,636
Loan servicing fees	3,204	5,628	6,341	11,653
Other expenses	40,409	26,262	73,826	52,423
Total operating expenses	176,225	115,556	327,878	228,203
Income before income taxes	63,050	40,683	212,209	117,358
Income tax expense	13,511	16,032	49,487	44,787
Net income	49,539	24,651	162,722	72,571
Net (income) loss attributable to noncontrolling interests	(104)	4,086	637	6,192
Net income attributable to Nelnet, Inc.	$49,435	28,737	163,359	78,763
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.21	0.68	3.99	1.86
Weighted average common shares outstanding - basic and diluted	40,886,617	42,326,540	40,918,396	42,309,295

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$49,539	24,651	162,722	72,571
Other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses arising during period, net	(413)	(1,281)	(1,474)	(22)
Reclassification adjustment for gains recognized in net income, net of losses	(5)	(409)	(52)	(740)
Income tax effect	100	626	356	283
Total other comprehensive loss	(318)	(1,064)	(1,170)	(479)
Comprehensive income	49,221	23,587	161,552	72,092
Comprehensive (income) loss attributable to noncontrolling interests	(104)	4,086	637	6,192
Comprehensive income attributable to Nelnet, Inc.	$49,117	27,673	162,189	78,284

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2017	—	30,740,185	11,476,932	$—	307	115	2,236	2,100,214	5,315	19,480	2,127,667
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income (loss)	—	—	—	—	—	—	—	28,737	—	(4,086)	24,651
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,064)	—	(1,064)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(205)	(205)
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(5,907)	—	—	(5,907)
Issuance of common stock, net of forfeitures	—	17,567	—	—	—	—	992	—	—	—	992
Compensation expense for stock based awards	—	—	—	—	—	—	1,075	—	—	—	1,075
Repurchase of common stock	—	(384,061)	—	—	(3)	—	(3,937)	(12,886)	—	—	(16,826)
Balance as of June 30, 2017	—	30,373,691	11,476,932	$—	304	115	366	2,110,158	4,251	15,215	2,130,409
Balance as of March 31, 2018	—	29,289,689	11,468,587	$—	293	115	448	2,231,875	3,022	9,473	2,245,226
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	495	495
Net income	—	—	—	—	—	—	—	49,435	—	104	49,539
Other comprehensive loss	—	—	—	—	—	—	—	—	(318)	—	(318)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(238)	(238)
Cash dividend on Class A and Class B common stock - $0.16 per share	—	—	—	—	—	—	—	(6,508)	—	—	(6,508)
Issuance of common stock, net of forfeitures	—	134,933	—	—	1	—	1,910	—	—	—	1,911
Compensation expense for stock based awards	—	—	—	—	—	—	1,506	—	—	—	1,506
Repurchase of common stock	—	(93,620)	—	—	(1)	—	(1,278)	(3,631)	—	—	(4,910)
Balance as of June 30, 2018	—	29,331,002	11,468,587	$—	293	115	2,586	2,271,171	2,704	9,834	2,286,703
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	12,652	12,652
Net income (loss)	—	—	—	—	—	—	—	78,763	—	(6,192)	72,571
Other comprehensive loss	—	—	—	—	—	—	—	—	(479)	—	(479)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(515)	(515)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(11,803)	—	—	(11,803)
Issuance of common stock, net of forfeitures	—	161,356	—	—	2	—	3,081	—	—	—	3,083
Compensation expense for stock based awards	—	—	—	—	—	—	2,170	—	—	—	2,170
Repurchase of common stock	—	(415,777)	—	—	(4)	—	(5,305)	(12,886)	—	—	(18,195)
Balance as of June 30, 2017	—	30,373,691	11,476,932	$—	304	115	366	2,110,158	4,251	15,215	2,130,409
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	521	521
Net income (loss)	—	—	—	—	—	—	—	163,359	—	(637)	162,722
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,170)	—	(1,170)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(256)	(256)
Cash dividends on Class A and Class B common stock - $0.32 per share	—	—	—	—	—	—	—	(13,014)	—	—	(13,014)
Issuance of common stock, net of forfeitures	—	305,279	—	—	3	—	4,082	—	—	—	4,085
Compensation expense for stock based awards	—	—	—	—	—	—	2,593	—	—	—	2,593
Repurchase of common stock	—	(315,794)	—	—	(3)	—	(4,610)	(11,715)	—	—	(16,328)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Balance as of June 30, 2018	—	29,331,002	11,468,587	$—	293	115	2,586	2,271,171	2,704	9,834	2,286,703

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2018	2017
Net income attributable to Nelnet, Inc.	$163,359	78,763
Net loss attributable to noncontrolling interests	(637)	(6,192)
Net income	162,722	72,571
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	89,225	66,805
Loan discount accretion	(21,799)	(22,934)
Provision for loan losses	7,500	4,000
Derivative market value adjustment	(55,135)	(951)
Unrealized foreign currency transaction adjustment	—	31,951
Proceeds from clearinghouse - initial and variation margin, net	40,261	51,516
Gain from debt repurchases	(359)	(5,421)
Gain from equity securities, net of losses	(7,759)	—
Deferred income tax expense (benefit)	21,294	(15,249)
Non-cash compensation expense	2,735	2,260
Other	2,741	2,577
Increase in loan accrued interest receivable	(160,698)	(4,470)
Decrease (increase) in accounts receivable	2,400	(12,096)
Decrease (increase) in other assets	54,249	(6,334)
Increase in accrued interest payable	13,187	1,387
Decrease in other liabilities	(46,572)	(7,891)
(Decrease) increase in due to customers	(32,361)	17,198
Net cash provided by operating activities	71,631	174,919
Cash flows from investing activities, net of acquisition:
Purchases of loans	(2,593,232)	(127,444)
Net proceeds from loan repayments, claims, capitalized interest, and other	1,694,829	1,808,864
Proceeds from sale of loans	1,392	—
Purchases of available-for-sale securities	(38,064)	(77,118)
Proceeds from sales of available-for-sale securities	31,785	66,492
Purchases of investments and issuance of notes receivable	(24,224)	(6,530)
Proceeds from investments and notes receivable	16,092	4,452
Purchases of property and equipment	(65,009)	(70,814)
Business acquisition, net of cash acquired	(109,152)	—
Net cash (used in) provided by investing activities	(1,085,583)	1,597,902
Cash flows from financing activities:
Payments on bonds and notes payable	(1,643,650)	(2,549,189)
Proceeds from issuance of bonds and notes payable	2,727,412	612,279
Payments of debt issuance costs	(5,445)	(2,256)
Dividends paid	(13,014)	(11,803)
Repurchases of common stock	(16,328)	(18,195)
Proceeds from issuance of common stock	501	221
Acquisition of noncontrolling interest	(13,449)	—
Issuance of noncontrolling interests	468	12,600
Distribution to noncontrolling interests	(256)	(515)
Net cash provided by (used in) financing activities	1,036,239	(1,956,858)
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,287	(184,037)
Cash, cash equivalents, and restricted cash, beginning of period	942,066	1,170,317
Cash, cash equivalents, and restricted cash, end of period	$964,353	986,280

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$259,980	183,821
Cash (refunds received) disbursements made for income taxes, net	$(7,290)	46,193

Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisition during the six months ended June 30, 2018 are contained in note 7.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Total cash and cash equivalents	$67,867	66,752	69,239	69,654
Restricted cash	741,726	688,193	780,141	980,961
Restricted cash - due to customers	154,760	187,121	136,900	119,702
Cash, cash equivalents, and restricted cash	$964,353	942,066	986,280	1,170,317

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

Reporting Segment Name Changes

During the first quarter of 2018, the Company changed the name of the Tuition Payment Processing and Campus Commerce operating segment to Education Technology, Services, and Payment Processing to better describe the evolution of services this operating segment provides. In addition, the Loan Systems and Servicing segment was retitled as Loan Servicing and Systems. As a result, the line items "tuition payment processing, school information, and campus commerce revenue" and "loan systems and servicing revenue" on the consolidated statements of income were changed to "education technology, services, and payment processing revenue" and "loan servicing and systems revenue," respectively.

Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet, statements of income, and statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications include:

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

•
Reclassifying consumer loan activity on the statements of income, which was previously included in "investment interest" and "other expenses" to "loan interest" and "provision for loan losses" and "loan servicing fees," respectively.

Accounting Standards Adopted in 2018

In the first quarter of 2018, the Company adopted the following new accounting standards and other guidance:
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
The Company adopted the standard effective January 1, 2018, using the full retrospective method, which required it to restate each prior reporting period presented. As a result, the Company changed its accounting policy for revenue recognition as detailed in note 2, “Summary of Significant Accounting Policies and Practices.”

The most significant impact of the standard relates to identifying the Company's fee-based Education Technology, Services, and Payment Processing operating segment as the principal in its payment services transactions. As a result of this change, the Company presents the payment services revenue gross with the direct costs to provide these services presented separately. The Company’s other fee-based operating segments will recognize revenue consistent with historical revenue recognition patterns. The majority of the Company's revenue earned in its non-fee-based Asset Generation and Management operating segment, including loan interest and derivative activity, is explicitly excluded from the scope of the new standard.
Impacts to Previously Reported Results
Adoption of the revenue recognition standard impacted the Company’s previously reported results on the consolidated statements of income as follows:

	Three months ended June 30, 2017
	As previously reported	Impact of adoption	As restated
Education technology, services, and payment processing revenue	$34,224	9,256	43,480
Cost to provide education technology, services, and payment processing services	—	9,256	9,256	(a)

	Six months ended June 30, 2017
	As previously reported	Impact of adoption	As restated
Education technology, services, and payment processing revenue	$77,844	21,660	99,504
Cost to provide education technology, services, and payment processing services	—	21,660	21,660	(a)

(a)
In addition to the impact of adopting the new revenue recognition standard, as discussed above, the Company reclassified other direct costs to provide education technology, services, and payment processing services which were previously reported as part of "other expenses" to "cost to provide education technology, services, and payment processing services."

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

Other Comprehensive Income

In February 2018, the FASB issued guidance which allows a reclassification from accumulated other comprehensive earnings to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, which became effective on January 1, 2018. This guidance is effective for fiscal years beginning after December 15, 2018, but early adoption is permitted. The Company elected to early adopt this guidance as of January 1, 2018. Upon adoption, the Company recorded an immaterial reclassification between accumulated other comprehensive earnings and retained earnings.

Restricted Cash

In November 2016, the FASB issued accounting guidance related to restricted cash. The new guidance requires that the statement of cash flows present the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents, and a reconciliation of such total to amounts on the balance sheet. The Company adopted the standard effective January 1, 2018 using the retrospective transition method. Adoption of this standard impacted the Company's previously reported amounts on the consolidated statements of cash flows as follows:

	Six months ended June 30, 2017
	As previously reported	Impact of adoption	As restated
Increase in due to customers	$—	17,198	17,198
Proceeds from clearinghouse - initial and variation margin, net	25,927	25,589	51,516
Net cash provided by operating activities	132,132	42,787	174,919
Decrease in restricted cash	226,409	(226,409)	—
Net cash provided by investing activities	1,824,311	(226,409)	1,597,902

2. Summary of Significant Accounting Policies and Practices

Except for the changes below, no significant changes have been made to the Company’s significant accounting policies and practices disclosed in note 3, Summary of Significant Accounting Policies and Practices, in the 2017 Annual Report.

Revenue Recognition

The Company applies the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), to its fee-based operating segments. The majority of the Company’s revenue earned in its Asset Generation and Management operating segment, including loan interest and derivative activity, is explicitly excluded from the scope of ASC Topic 606. The Company recognizes revenue under the core principle of ASC Topic 606 to depict the transfer of control of products and services to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Additional information related to the Company's revenue recognition of specific items is provided below.

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

Loan servicing and systems revenue - Loan servicing and systems revenue consists of the following items:

•
Loan servicing revenue - Loan servicing revenue consideration is determined from individual contracts with customers and is calculated monthly based on the dollar value of loans, number of loans, number of borrowers serviced for each customer, or number of transactions. Loan servicing requires a significant level of integration and the individual components are not considered distinct. The Company will perform various services, including, but not limited to, (i) application processing, (ii) monthly servicing, (iii) conversion processing, and (iv) fulfillment services, during each distinct service period. Even though the mix and quantity of activities that the Company performs each period may differ, the nature of the activities are substantially the same. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously consume and receive benefits.

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

The following table provides disaggregated revenue by service offering:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Government servicing - Nelnet	$39,781	39,809	79,107	78,815
Government servicing - Great Lakes (a)	45,682	—	76,437	—
FFELP servicing	9,147	3,636	16,838	7,713
Private education and consumer loan servicing	8,882	7,121	21,983	12,938
Software services	8,671	4,326	16,260	8,663
Outsourced services revenue and other	2,382	2,007	4,062	2,999
Loan servicing and systems revenue	$114,545	56,899	214,687	111,128

(a)	Great Lakes Educational Loan Services, Inc. ("Great Lakes") was acquired by the Company on February 7, 2018. For additional information about the acquisition, see note 7.

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

•
Education technology and services - Education technology and services consideration is determined from individual contracts with customers and is based on the services selected by the customer. Services in K-12 private and faith based schools include (i) assistance with financial needs assessment, (ii) automating administrative processes such as admissions, online applications and enrollment services, scheduling, student billing, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice. The amount the Company has a right to invoice is an amount that corresponds directly with the value provided to the customer based on the performance completed. Services provided to the higher education market include innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously consume and receive benefits.

The following table provides disaggregated revenue by service offering:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tuition payment plan services	$20,417	18,871	43,404	40,658
Payment processing	16,026	13,885	35,952	32,831
Education technology and services	12,018	10,825	28,993	25,973
Other	281	(101)	614	42
Education technology, services, and payment processing revenue	$48,742	43,480	108,963	99,504

Cost to provide education technology, services, and payment processing services is primarily associated with providing payment processing services. Interchange and payment network fees are charged by the card associations or payment networks. Depending upon the transaction type, the fees are a percentage of the transaction’s dollar value, a fixed amount, or a combination of the two methods. Other items included in cost to provide education technology, services, and payment processing services include salaries and benefits and outside professional services costs directly related to providing professional development and educational instruction services to teachers, school leaders, and students.

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

The following table provides disaggregated revenue by service offering and customer type:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Internet	$5,395	2,569	10,091	4,773
Television	3,083	1,760	5,865	3,383
Telephone	1,825	1,344	3,514	2,605
Other	17	46	39	65
Communications revenue	$10,320	5,719	19,509	10,826

Residential revenue	$7,727	3,820	14,472	7,172
Business revenue	2,535	1,814	4,917	3,510
Other revenue	58	85	120	144
Communications revenue	$10,320	5,719	19,509	10,826

Cost to provide communications services is primarily associated with television programming costs.  The Company has various contracts to obtain video programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Other items in cost to provide communications services include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.

Other income - The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Realized and unrealized gains on investments, net	$1,136	1,302	10,217	1,618
Borrower late fee income	2,758	3,048	5,741	6,368
Investment advisory fees	1,394	2,294	2,986	5,810
Management fee revenue	1,756	—	2,917	—
Peterson's revenue	—	3,043	—	5,880
Other	2,536	2,798	5,915	5,442
Other income	$9,580	12,485	27,776	25,118

•	Borrower late fee income - Late fee income is earned by the education lending subsidiaries. Revenue is allocated to the distinct service period, based on when each transaction is completed.

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

Contract Balances - The following table provides information about liabilities from contracts with customers:

	As of June 30, 2018	As of December 31, 2017
Deferred revenue, which is included in "other liabilities" on the consolidated balance sheets	$25,660	32,276

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records deferred revenue when revenue is received or receivable in advance of the delivery of service. For multi-year contracts, the Company generally invoices customers annually at the beginning of each annual coverage period. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component.

Activity in the deferred revenue balance is shown below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$22,715	24,268	32,276	33,141
Deferral of revenue	35,502	24,813	52,552	40,731
Recognition of unearned revenue	(32,509)	(23,070)	(59,311)	(47,947)
Other	(48)	(57)	143	29
Balance, end of period	$25,660	25,954	25,660	25,954

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

3.  Loans Receivable and Allowance for Loan Losses

Loans receivable consisted of the following:

	As of	As of
	June 30, 2018	December 31, 2017
Federally insured student loans:
Stafford and other	$4,879,259	4,418,881
Consolidation	17,715,531	17,302,725
Total	22,594,790	21,721,606
Private education loans	180,935	212,160
Consumer loans	80,560	62,111
	22,856,285	21,995,877
Loan discount, net of unamortized loan premiums and deferred origination costs	(73,831)	(113,695)
Non-accretable discount	(18,370)	(13,085)
Allowance for loan losses:
Federally insured loans	(37,263)	(38,706)
Private education loans	(11,664)	(12,629)
Consumer loans	(4,788)	(3,255)
	$22,710,369	21,814,507

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30, 2018
	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Other	Balance at end of period
Federally insured loans	$38,374	2,000	(3,111)	—	—	37,263
Private education loans	12,255	—	(773)	182	—	11,664
Consumer loans	4,665	1,500	(1,378)	1	—	4,788
	$55,294	3,500	(5,262)	183	—	53,715

	Three months ended June 30, 2017
Federally insured loans	$36,687	2,000	(2,825)	—	—	35,862
Private education loans	13,839	—	(288)	245	50	13,846
Consumer loans	—	1,000	—	—	—	1,000
	$50,526	3,000	(3,113)	245	50	50,708

	Six months ended June 30, 2018
Federally insured loans	$38,706	4,000	(6,443)	—	1,000	37,263
Private education loans	12,629	—	(1,312)	347	—	11,664
Consumer loans	3,255	3,500	(1,973)	6	—	4,788
	$54,590	7,500	(9,728)	353	1,000	53,715

	Six months ended June 30, 2017
Federally insured loans	$37,268	4,000	(5,406)	—	—	35,862
Private education loans	14,574	(1,000)	(370)	442	200	13,846
Consumer loans	—	1,000	—	—	—	1,000
	$51,842	4,000	(5,776)	442	200	50,708

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts for federally insured and private education loans.

	As of June 30, 2018		As of December 31, 2017		As of June 30, 2017
Federally insured loans:
Loans in-school/grace/deferment	$1,349,739		$1,260,394		$1,454,802
Loans in forbearance	1,633,600		1,774,405		2,065,167
Loans in repayment status:
Loans current	17,211,088	87.8%	16,477,004	88.2%	17,106,921	87.2%
Loans delinquent 31-60 days	686,083	3.5	682,586	3.7	743,738	3.8
Loans delinquent 61-90 days	500,480	2.6	374,534	2.0	479,552	2.4
Loans delinquent 91-120 days	261,612	1.3	287,922	1.5	267,139	1.4
Loans delinquent 121-270 days	751,526	3.8	629,480	3.4	772,875	3.9
Loans delinquent 271 days or greater	200,662	1.0	235,281	1.2	257,213	1.3
Total loans in repayment	19,611,451	100.0%	18,686,807	100.0%	19,627,438	100.0%
Total federally insured loans	$22,594,790		$21,721,606		$23,147,407
Private education loans:
Loans in-school/grace/deferment	$4,194		$6,053		$32,016
Loans in forbearance	2,012		2,237		1,814
Loans in repayment status:
Loans current	168,093	96.2%	196,720	96.5%	202,155	96.7%
Loans delinquent 31-60 days	1,498	0.9	1,867	0.9	2,066	1.0
Loans delinquent 61-90 days	1,235	0.7	1,052	0.5	1,323	0.6
Loans delinquent 91 days or greater	3,903	2.2	4,231	2.1	3,519	1.7
Total loans in repayment	174,729	100.0%	203,870	100.0%	209,063	100.0%
Total private education loans	$180,935		$212,160		$242,893

4.  Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$19,913,724	2.40% - 4.04%	4/25/24 - 7/26/66
Bonds and notes based on auction	765,548	2.45% - 3.16%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,679,272
FFELP warehouse facilities	1,697,691	2.32% / 2.35%	11/19/19 / 5/31/21
Variable-rate bonds and notes issued in private education loan asset-backed securitization	60,153	3.84%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	70,827	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	170,000	3.55%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.71%	9/15/61
Other borrowings	111,596	2.79% - 5.22%	7/9/18 - 12/15/45
	22,809,920
Discount on bonds and notes payable and debt issuance costs	(341,556)
Total	$22,468,364

	As of December 31, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,352,045	1.47% - 3.37%	8/25/21 - 2/25/66
Bonds and notes based on auction	780,829	2.09% - 2.69%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,132,874
FFELP warehouse facilities	335,992	1.55% / 1.56%	11/19/19 / 5/31/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	74,717	3.30%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	82,647	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	10,000	2.98%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.07%	9/15/61
Other borrowings	70,516	2.44% - 3.38%	1/12/18 - 12/15/45
	21,727,127
Discount on bonds and notes payable and debt issuance costs	(370,554)
Total	$21,356,573

FFELP Warehouse Facilities

The Company funds a portion of its Federal Family Education Loan Program (the "FFEL Program" or "FFELP") loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of June 30, 2018, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$1,325,000	500,000	1,825,000
Amount outstanding	1,245,448	452,243	1,697,691
Amount available	$79,552	47,757	127,309
Expiration of liquidity provisions	September 20, 2019	May 31, 2019
Final maturity date	November 19, 2019	May 31, 2021
Maximum advance rates	92 - 98%	85 - 95%
Minimum advance rates	84 - 90%	85 - 95%
Advanced as equity support	$47,126	37,251	84,377

(a)
On April 24, 2018, the Company increased the maximum financing amount for this warehouse facility from $500.0 million to $1.25 billion. On May 3, 2018, the Company temporarily increased the maximum financing amount for this warehouse facility an additional $75.0 million to $1.325 billion until September 30, 2018.

(b)
On April 24, 2018, the Company amended the agreement for this warehouse facility, which changed the expiration date for the liquidity provisions to May 31, 2019 and changed the final maturity date to May 31, 2021.

Asset-Backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the first six months of 2018.

	NSLT 2018-1			NSLT 2018-2	Total
	Class A-1 Notes	Class A-2 Notes	Total
Date securities issued	3/29/18	3/29/18		6/7/18
Total principal amount	$98,000	375,750	473,750	509,800	983,550
Cost of funds	1-month LIBOR plus 0.32%	1-month LIBOR plus 0.76%		1-month LIBOR plus 0.65%
Final maturity date	5/25/66	5/25/66		7/26/66

Unsecured Line of Credit

On June 22, 2018, the Company amended its $350.0 million unsecured line of credit. The following provisions were modified under the amendment:

•	The maturity date was extended from December 12, 2021 to June 22, 2023.

•	The definition of the Company's line of business was expanded and other terms were modified to allow the formation or acquisition of a chartered bank subsidiary.

•
The definition for permitted acquisitions was revised to increase the aggregate amount of consideration that may be paid for the acquisition in any fiscal year of a business or businesses not in the Company's defined line of business.

•
The provisions for permitted investments were expanded to allow (i) a one-time, initial capital contribution of up to $150.0 million by the Company in connection with the formation or acquisition of a chartered bank subsidiary, and (ii) investments in pools of consumer loans.

•	The amount of loans not originated under the FFEL Program that the Company is permitted to own was increased from $500.0 million to $850.0 million.

The facility size of $350.0 million and the cost of funds did not change as part of the amendment. As of June 30, 2018, $170.0 million was outstanding under the line of credit and $180.0 million was available for future use.

Debt Repurchases

The following table summarizes the Company's repurchases of its own debt. Gains recorded by the Company from the repurchase of debt are included in "gain from debt repurchases" on the Company's consolidated statements of income.

	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Three months ended
	June 30, 2018			June 30, 2017
Asset-backed securities	$—	—	—	4,088	3,646	442

	Six months ended
	June 30, 2018			June 30, 2017
Asset-backed securities	$12,905	12,546	359	4,088	3,085	1,003
Unsecured debt - Hybrid Securities	—	—	—	29,658	25,240	4,418
	$12,905	12,546	359	33,746	28,325	5,421

5.  Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk. In addition, the Company previously used derivative financial instruments to manage foreign currency exchange risk associated with student loan asset-backed notes that were denominated in Euros prior to a remarketing of such notes in October 2017. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2017 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2018 and December 31, 2017 is presented below.

Basis Swaps

The following table summarizes the Company’s outstanding basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of June 30,	As of December 31,
	2018	2017
Maturity	Notional amount	Notional amount
2018	$1,750,000	4,250,000
2019	3,500,000	3,500,000
2020	1,000,000	—
2021	250,000	—
2022	2,000,000	1,000,000
2023	750,000	—
2024	250,000	250,000
2026	1,150,000	1,150,000
2027	375,000	375,000
2028	325,000	325,000
2029	100,000	100,000
2031	300,000	300,000
	$11,750,000	11,250,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2018 and December 31, 2017 was one-month LIBOR plus 10.5 basis points and 12.5 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2018		As of December 31, 2017
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$1,250,000	1.08%	$1,350,000	1.07%
2019	3,250,000	0.97	3,250,000	0.97
2020	1,500,000	1.01	1,500,000	1.01
2023	750,000	2.28	750,000	2.28
2024	300,000	2.28	300,000	2.28
2025	100,000	2.32	100,000	2.32
2027	50,000	2.32	50,000	2.32
2028	100,000	3.03	—	—
	$7,300,000	1.24%	$7,300,000	1.21%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Swaps – Unsecured Debt Hedges

As of June 30, 2018 and December 31, 2017, the Company had $20.4 million of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding as of June 30, 2018 and December 31, 2017 that are used to effectively convert the variable interest rate on a designated notional amount with respect to the Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Consolidated Financial Statement Impact Related to Derivatives

Balance Sheet

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
Interest rate swap option - floor income hedge	$1,231	543	—	—
Interest rate caps	723	275	—	—
Interest rate swaps - hybrid debt hedges	—	—	5,053	7,063
Total	$1,954	818	5,053	7,063

Offsetting of Derivative Assets/Liabilities

The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged.

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset
Balance as of June 30, 2018	$1,954	—	—	1,954
Balance as of December 31, 2017	818	—	—	818

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of June 30, 2018	$(5,053)	—	7,520	2,467
Balance as of December 31, 2017	(7,063)	—	8,520	1,457

Income Statement Impact

The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Settlements:
1:3 basis swaps	$2,979	(362)	1,315	336
Interest rate swaps - floor income hedges	19,074	2,114	27,664	1,994
Interest rate swaps - hybrid debt hedges	(125)	(198)	(285)	(402)
Cross-currency interest rate swap	—	(1,917)	—	(3,669)
Total settlements - income (expense)	21,928	(363)	28,694	(1,741)
Change in fair value:
1:3 basis swaps	(2,522)	(8,841)	10,775	(11,416)
Interest rate swaps - floor income hedges	(2,766)	(17,810)	41,434	(13,485)
Interest rate swap option - floor income hedge	(279)	(828)	468	(1,712)
Interest rate caps	122	(311)	448	(833)
Interest rate swaps - hybrid debt hedges	548	(453)	2,010	(34)
Cross-currency interest rate swap	—	27,639	—	28,574
Other	—	318	—	(143)
Total change in fair value - income (expense)	(4,897)	(286)	55,135	951
Re-measurement of Euro Notes (foreign currency transaction adjustment)	—	(27,261)	—	(31,951)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - income (expense)	$17,031	(27,910)	83,829	(32,741)

6.  Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses		Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$78,274	3,714	(208)	(b)	81,780
Equity securities	11,638	4,290	(355)		15,573
Total investments (at fair value)	$89,912	8,004	(563)		97,353

Other Investments and Notes Receivable (not measured at fair value):
Venture capital:
Measurement alternative (c)					69,961
Equity method					14,499
Other					783
Total venture capital					85,243
Real estate:
Equity method					19,896
Other					29,724
Total real estate					49,620

Notes receivable					16,373
Tax liens and affordable housing					8,058
Total investments and notes receivable (not measured at fair value)					159,294
Total investments and notes receivable					$256,647

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities	$71,943	5,056	(25)	76,974
Equity securities	1,630	2,298	—	3,928
Total available-for-sale investments	$73,573	7,354	(25)	80,902

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				84,752
Real estate				49,464
Notes receivable				16,393
Tax liens and affordable housing				9,027
Total investments and notes receivable				$240,538

(a)	As of June 30, 2018, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(b)
As of June 30, 2018, the aggregate fair value of available-for-sale investments with unrealized losses was $17.9 million, of which none had been in a continuous unrealized loss position for greater than 12 months. Because the Company currently has the intent and ability to retain these investments for an anticipated recovery in fair value, as of June 30, 2018, the Company considered the decline in market value of its available-for-sale investments to be temporary in nature and did not consider any of its investments other-than-temporarily impaired.

(c)
The Company accounts for the majority of its equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (the measurement alternative method). For the three and six months ended June 30, 2018, the Company recorded no impairments and upward adjustments of $0.3 million and $7.2 million, respectively, on these investments. The impacts related to the adjustments to these investments are included in "other income" in the consolidated statements of income. The upward adjustments were made as a result of observable price changes.

7. Business Combination

Great Lakes Educational Loan Services, Inc. ("Great Lakes")

On February 7, 2018, the Company acquired 100 percent of the outstanding stock of Great Lakes for total cash consideration of $150.0 million. Great Lakes provides servicing for federally-owned student loans for the U.S. Department of Education (the "Department"), FFELP loans, and private education loans. The acquisition of Great Lakes has expanded the Company's portfolio of loans it services. The operating results of Great Lakes are included in the Loan Servicing and Systems operating segment.

As part of the acquisition, the Company acquired the remaining 50 percent ownership in GreatNet Solutions, LLC ("GreatNet"), a joint venture formed prior to the acquisition between Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes. Prior to the acquisition of the remaining 50 percent of GreatNet, the Company consolidated the operating results of GreatNet, as the Company was deemed to have control over the joint venture. The proportionate share of membership interest (equity) and net loss of GreatNet that was attributable to Great Lakes was reflected as noncontrolling interests in the Company's consolidated financial statements. The Company recognized a $19.1 million reduction to consolidated shareholders' equity as a result of acquiring Great Lakes' 50 percent ownership in GreatNet. This transaction resulted in a $5.7 million decrease in noncontrolling interest and a $13.4 million decrease in retained earnings.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. During the three months ended June 30, 2018, the Company recognized certain adjustments to the provisional amounts recorded on the acquisition date that were needed to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The net impact of these adjustments was a decrease to goodwill, and the adjustments had no impact on operating results. The fair value assigned to the acquisition of the noncontrolling interest in GreatNet reduced the total consideration allocated to the assets acquired and liabilities assumed of Great Lakes from $150.0 million to $136.6 million.

Cash and cash equivalents	$27,399
Accounts receivable	23,708
Property and equipment	35,919
Other assets	14,018
Intangible assets	75,329
Excess cost over fair value of net assets acquired (goodwill)	15,043
Other liabilities	(54,865)
Net assets acquired	$136,551

The $75.3 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 4 years. The intangible assets that made up this amount include customer relationships of $70.2 million (4-year average useful life) and a trade name of $5.1 million (7-year useful life).

The $15.0 million of goodwill was assigned to the Loan Servicing and Systems operating segment and is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to the deferred tax liability related to the difference between the carrying amount and tax bases of acquired identifiable intangible assets and the synergies and economies of scale expected from combining the operations of the Company and Great Lakes.

The Great Lakes assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition, and Great Lakes' operating results from the date of acquisition forward are included in the Company's consolidated operating results. During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education loan servicing volume to Nelnet Servicing's servicing platform. In addition, the Company began to combine certain shared services and overhead functions between Great Lakes and the Company. As a result of these operational changes, the results of operations for the three and six months ended June 30, 2018 attributed to Great Lakes since the acquisition are not provided since the results of the Great Lakes legal entity are no longer reflective of the entity acquired.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Loan servicing and systems revenue	$114,545	115,559	234,733	231,708

Net income attributable to Nelnet, Inc.	$49,435	29,174	164,856	86,729

Net income per share - basic and diluted	$1.21	0.69	4.03	2.05

8. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of June 30, 2018 (months)	As of	As of
		June 30,	December 31,
		2018	2017
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $22,413 and $12,715, respectively)	75	$84,679	24,168
Trade names (net of accumulated amortization of $4,130 and $2,498, respectively)	86	12,563	9,074
Computer software (net of accumulated amortization of $12,633 and $10,013, respectively)	18	5,038	4,958
Covenants not to compete (net of accumulated amortization of $145 and $127, respectively)	71	209	227
Total - amortizable intangible assets, net	74	$102,489	38,427

The Company recorded amortization expense on its intangible assets of $7.8 million and $2.4 million during the three months ended June 30, 2018 and 2017, respectively, and $14.0 million and $4.7 million during the six months ended June 30, 2018 and 2017, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2018, the Company estimates it will record amortization expense as follows:

2018 (July 1 - December 31)	$15,336
2019	27,500
2020	24,301
2021	14,481
2022	4,671
2023 and thereafter	16,200
$102,489

9. Goodwill

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2017	$8,596	67,168	21,112	41,883	—	138,759
Goodwill acquired during the period	19,697	—	—	—	—	19,697
Balance as of March 31, 2018	28,293	67,168	21,112	41,883	—	158,456
Great Lakes purchase price allocation adjustment	(4,654)	—	—	—	—	(4,654)
Balance as of June 30, 2018	$23,639	67,168	21,112	41,883	—	153,802

10. Property and Equipment

Property and equipment consisted of the following:

		As of	As of
	Useful life	June 30, 2018	December 31, 2017
Non-communications:
Computer equipment and software	1-5 years	$142,559	124,708
Building and building improvements	5-48 years	47,257	24,003
Office furniture and equipment	1-10 years	21,737	15,210
Leasehold improvements	1-15 years	9,271	7,759
Transportation equipment	4-10 years	4,425	3,813
Land	—	3,328	2,628
Construction in progress	—	4,708	4,127
		233,285	182,248
Accumulated depreciation - non-communications		(111,179)	(105,017)
Non-communications, net property and equipment		122,106	77,231

Communications:
Network plant and fiber	5-15 years	175,192	138,122
Customer located property	5-10 years	17,730	13,767
Central office	5-15 years	13,078	10,754
Transportation equipment	4-10 years	5,990	5,759
Computer equipment and software	1-5 years	4,801	3,790
Other	1-39 years	2,631	2,516
Land	—	70	70
Construction in progress	—	11,994	11,620
		231,486	186,398
Accumulated depreciation - communications		(25,576)	(15,578)
Communications, net property and equipment		205,910	170,820
Total property and equipment, net		$328,016	248,051

The Company recorded depreciation expense on its property and equipment of $13.7 million and $6.7 million during the three months ended June 30, 2018 and 2017, respectively, and $26.0 million and $12.9 million during the six months ended June 30, 2018 and 2017, respectively.

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

	Three months ended June 30,
	2018			2017
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$48,860	575	49,435	28,457	280	28,737

Denominator:
Weighted-average common shares outstanding - basic and diluted	40,411,359	475,258	40,886,617	41,913,990	412,550	42,326,540
Earnings per share - basic and diluted	$1.21	1.21	1.21	0.68	0.68	0.68

	Six months ended June 30,
	2018			2017
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$161,594	1,765	163,359	77,969	794	78,763

Denominator:
Weighted-average common shares outstanding - basic and diluted	40,476,254	442,142	40,918,396	41,882,702	426,593	42,309,295
Earnings per share - basic and diluted	$3.99	3.99	3.99	1.86	1.86	1.86

12.  Segment Reporting

See note 15 of the notes to consolidated financial statements included in the 2017 Annual Report for a description of the Company's operating segments. As discussed in note 1 above, the names of certain operating segments were changed during the first quarter of 2018. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$293	748	1	226,509	6,062	(4,425)	229,189
Interest expense	—	—	3,303	169,623	2,949	(4,425)	171,450
Net interest income	293	748	(3,302)	56,886	3,113	—	57,739
Less provision for loan losses	—	—	—	3,500	—	—	3,500
Net interest income (loss) after provision for loan losses	293	748	(3,302)	53,386	3,113	—	54,239
Other income:
Loan servicing and systems revenue	114,545	—	—	—	—	—	114,545
Intersegment servicing revenue	11,609	—	—	—	—	(11,609)	—
Education technology, services, and payment processing revenue	—	48,742	—	—	—	—	48,742
Communications revenue	—	—	10,320	—	—	—	10,320
Other income	1,956	—	—	2,772	4,851	—	9,580
Gain from debt repurchases	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	22,053	(125)	—	21,928
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(5,446)	548	—	(4,897)
Total other income	128,110	48,742	10,320	19,379	5,274	(11,609)	200,218
Cost of services:
Cost to provide education technology, services, and payment processing services	—	11,317	—	—	—	—	11,317
Cost to provide communications services	—	—	3,865	—	—	—	3,865
Total cost of services	—	11,317	3,865	—	—	—	15,182
Operating expenses:
Salaries and benefits	69,434	19,513	4,668	377	17,126	—	111,118
Depreciation and amortization	8,212	3,286	5,497	—	4,500	—	21,494
Loan servicing fees	—	—	—	3,204	—	—	3,204
Other expenses	17,490	5,383	3,023	1,288	13,225	—	40,409
Intersegment expenses, net	15,583	2,570	599	11,700	(18,842)	(11,609)	—
Total operating expenses	110,719	30,752	13,787	16,569	16,009	(11,609)	176,225
Income (loss) before income taxes	17,684	7,421	(10,634)	56,196	(7,622)	—	63,050
Income tax (expense) benefit (a)	(4,245)	(1,781)	2,552	(13,487)	3,451	—	(13,511)
Net income (loss)	13,439	5,640	(8,082)	42,709	(4,171)	—	49,539
Net income attributable to noncontrolling interests	—	—	—	—	(104)	—	(104)
Net income (loss) attributable to Nelnet, Inc.	$13,439	5,640	(8,082)	42,709	(4,275)	—	49,435

Total assets as of June 30, 2018	$253,140	235,128	252,311	24,092,875	774,086	(398,297)	25,209,244

(a)
As a result of the Tax Cuts and Jobs Act, beginning January 1, 2018, income taxes are allocated based on 24% of income before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of the taxes calculated for each operating segment, if any, is included in income taxes in Corporate and Other Activities.

	Three months ended June 30, 2017
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$120	3	1	191,368	3,362	(1,776)	193,078
Interest expense	—	—	1,104	113,073	835	(1,776)	113,236
Net interest income	120	3	(1,103)	78,295	2,527	—	79,842
Less provision for loan losses	—	—	—	3,000	—	—	3,000
Net interest income (loss) after provision for loan losses	120	3	(1,103)	75,295	2,527	—	76,842
Other income:
Loan servicing and systems revenue	56,899	—	—	—	—	—	56,899
Intersegment servicing revenue	9,952	—	—	—	—	(9,952)	—
Education technology, services, and payment processing revenue	—	43,480	—	—	—	—	43,480
Communications revenue	—	—	5,719	—	—	—	5,719
Other income	—	—	—	3,057	9,429	—	12,485
Gain from debt repurchases	—	—	—	442	—	—	442
Derivative settlements, net	—	—	—	(165)	(198)	—	(363)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(27,412)	(135)	—	(27,547)
Total other income	66,851	43,480	5,719	(24,078)	9,096	(9,952)	91,115
Cost of services:
Cost to provide education technology, services, and payment processing services	—	9,515	—	—	—	—	9,515
Cost to provide communications services	—	—	2,203	—	—	—	2,203
Total cost of services	—	9,515	2,203	—	—	—	11,718
Operating expenses:
Salaries and benefits	40,506	16,901	3,411	363	13,447	—	74,628
Depreciation and amortization	546	2,346	2,600	—	3,547	—	9,038
Loan servicing fees	—	—	—	5,628	—	—	5,628
Other expenses	8,879	4,594	1,772	820	10,195	—	26,262
Intersegment expenses, net	8,324	2,136	496	10,043	(11,046)	(9,952)	—
Total operating expenses	58,255	25,977	8,279	16,854	16,143	(9,952)	115,556
Income (loss) before income taxes	8,716	7,991	(5,866)	34,363	(4,520)	—	40,683
Income tax (expense) benefit	(4,918)	(3,037)	2,229	(13,057)	2,751	—	(16,032)
Net income (loss)	3,798	4,954	(3,637)	21,306	(1,769)	—	24,651
Net loss (income) attributable to noncontrolling interests	4,226	—	—	—	(141)	—	4,086
Net income (loss) attributable to Nelnet, Inc.	$8,024	4,954	(3,637)	21,306	(1,910)	—	28,737

Total assets as of June 30, 2017	$99,841	230,145	150,809	24,433,881	684,840	(276,429)	25,323,087

	Six months ended June 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$550	1,413	2	426,843	10,813	(7,574)	432,046
Interest expense	—	—	5,812	303,854	4,907	(7,574)	306,999
Net interest income	550	1,413	(5,810)	122,989	5,906	—	125,047
Less provision for loan losses	—	—	—	7,500	—	—	7,500
Net interest income (loss) after provision for loan losses	550	1,413	(5,810)	115,489	5,906	—	117,547
Other income:
Loan servicing and systems revenue	214,687	—	—	—	—	—	214,687
Intersegment servicing revenue	22,380	—	—	—	—	(22,380)	—
Education technology, services, and payment processing revenue	—	108,963	—	—	—	—	108,963
Communications revenue	—	—	19,509	—	—	—	19,509
Other income	3,248	—	—	5,765	18,765	—	27,776
Gain from debt repurchases	—	—	—	359	—	—	359
Derivative settlements, net	—	—	—	28,979	(285)	—	28,694
Derivative market value and foreign currency transaction adjustments, net		—	—	53,125	2,010	—	55,135
Total other income	240,315	108,963	19,509	88,228	20,490	(22,380)	455,123
Cost of services:
Cost to provide education technology, services, and payment processing services	—	25,000	—	—	—	—	25,000
Cost to provide communications services	—	—	7,583	—	—	—	7,583
Total cost of services	—	25,000	7,583	—	—	—	32,583
Operating expenses:
Salaries and benefits	127,971	38,580	8,730	759	31,720	—	207,760
Depreciation and amortization	14,280	6,627	10,418	—	8,626	—	39,951
Loan servicing fees	—	—	—	6,341	—	—	6,341
Other expenses	31,953	10,006	5,660	2,137	24,070	—	73,826
Intersegment expenses, net	28,939	5,136	1,204	22,565	(35,464)	(22,380)	—
Total operating expenses	203,143	60,349	26,012	31,802	28,952	(22,380)	327,878
Income (loss) before income taxes	37,722	25,027	(19,896)	171,915	(2,556)	—	212,209
Income tax (expense) benefit (a)	(9,247)	(6,006)	4,775	(41,260)	2,251	—	(49,487)
Net income (loss)	28,475	19,021	(15,121)	130,655	(305)	—	162,722
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(172)	—	637
Net income (loss) attributable to Nelnet, Inc.	$29,283	19,021	(15,121)	130,655	(477)	—	163,359

Total assets as of June 30, 2018	$253,140	235,128	252,311	24,092,875	774,086	(398,297)	25,209,244

(a)
As a result of the Tax Cuts and Jobs Act, beginning January 1, 2018, income taxes are allocated based on 24% of income before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of the taxes calculated for each operating segment, if any, is included in income taxes in Corporate and Other Activities.

	Six months ended June 30, 2017
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$214	5	1	373,693	6,123	(3,135)	376,902
Interest expense	—	—	1,816	219,824	1,630	(3,135)	220,135
Net interest income	214	5	(1,815)	153,869	4,493	—	156,767
Less provision for loan losses	—	—	—	4,000	—	—	4,000
Net interest income (loss) after provision for loan losses	214	5	(1,815)	149,869	4,493	—	152,767
Other income:
Loan servicing and systems revenue	111,128	—	—	—	—	—	111,128
Intersegment servicing revenue	20,275	—	—	—	—	(20,275)	—
Education technology, services, and payment processing revenue	—	99,504	—	—	—	—	99,504
Communications revenue	—	—	10,826	—	—	—	10,826
Other income	—	—	—	6,399	18,719	—	25,118
Gain from debt repurchases	—	—	—	981	4,440	—	5,421
Derivative settlements, net	—	—	—	(1,339)	(402)	—	(1,741)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(30,823)	(177)	—	(31,000)
Total other income	131,403	99,504	10,826	(24,782)	22,580	(20,275)	219,256
Cost of services:
Cost to provide education technology, services, and payment processing services	—	22,305	—	—	—	—	22,305
Cost to provide communications services	—	—	4,157	—	—	—	4,157
Total cost of services	—	22,305	4,157	—	—	—	26,462
Operating expenses:
Salaries and benefits	78,497	33,553	6,390	763	27,287	—	146,491
Depreciation and amortization	1,095	4,737	4,735	—	7,069	—	17,636
Loan servicing fees	—	—	—	11,653	—	—	11,653
Other expenses	18,015	9,202	3,144	1,812	20,249	—	52,423
Intersegment expenses, net	15,722	4,210	1,002	20,455	(21,114)	(20,275)	—
Total operating expenses	113,329	51,702	15,271	34,683	33,491	(20,275)	228,203
Income (loss) before income taxes	18,288	25,502	(10,417)	90,404	(6,418)	—	117,358
Income tax (expense) benefit	(9,473)	(9,690)	3,959	(34,354)	4,772	—	(44,787)
Net income (loss)	8,815	15,812	(6,458)	56,050	(1,646)	—	72,571
Net loss (income) attributable to noncontrolling interests	6,641	—	—	—	(450)	—	6,192
Net income (loss) attributable to Nelnet, Inc.	$15,456	15,812	(6,458)	56,050	(2,096)	—	78,763

Total assets as of June 30, 2017	$99,841	230,145	150,809	24,433,881	684,840	(276,429)	25,323,087

13.  Major Customer
Nelnet Servicing earns loan servicing revenue from a servicing contract with the Department that is currently scheduled to expire on June 16, 2019. Revenue earned by Nelnet Servicing related to this contract was $39.8 million for each of the three months ended June 30, 2018 and 2017, and $79.1 million and $78.8 million for the six months ended June 30, 2018 and 2017, respectively.

In addition, Great Lakes, which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department that is currently scheduled to expire on June 16, 2019. Revenue earned by Great Lakes related to this contract was $45.7 million for the three months ended June 30, 2018, and $76.4 million for the period from February 7, 2018 to June 30, 2018.

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

14.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the six months ended June 30, 2018.

	As of June 30, 2018
	Level 1	Level 2	Total
Assets:
Investments:
Student loan and other asset-backed securities - available-for-sale	$—	81,673	81,673
Equity securities	2,789	—	2,789
Equity securities measured at net asset value (a)	—	—	12,784
Debt securities - available-for-sale	107	—	107
Total investments	2,896	81,673	97,353
Derivative instruments	—	1,954	1,954
Total assets	$2,896	83,627	99,307
Liabilities:
Derivative instruments	$—	5,053	5,053
Total liabilities	$—	5,053	5,053

	As of December 31, 2017
	Level 1	Level 2	Total
Assets:
Investments (available-for-sale):
Student loan and other asset-backed securities	$—	76,866	76,866
Equity securities	3,928	—	3,928
Debt securities	108	—	108
Total investments (available-for-sale)	4,036	76,866	80,902
Derivative instruments	—	818	818
Total assets	$4,036	77,684	81,720
Liabilities:
Derivative instruments	$—	7,063	7,063
Total liabilities	$—	7,063	7,063

(a)
In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,967,542	22,710,369	—	—	23,967,542
Cash and cash equivalents	67,867	67,867	67,867	—	—
Investments (at fair value)	97,353	97,353	2,896	81,673	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	741,726	741,726	741,726	—	—
Restricted cash – due to customers	154,760	154,760	154,760	—	—
Accrued interest receivable	591,055	591,055	—	591,055	—
Derivative instruments	1,954	1,954	—	1,954	—
Financial liabilities:
Bonds and notes payable	22,680,749	22,468,364	—	22,680,749	—
Accrued interest payable	63,226	63,226	—	63,226	—
Due to customers	154,760	154,760	154,760	—	—
Derivative instruments	5,053	5,053	—	5,053	—

	As of December 31, 2017
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,106,440	21,814,507	—	—	23,106,440
Cash and cash equivalents	66,752	66,752	66,752	—	—
Investments (available-for-sale)	80,902	80,902	4,036	76,866	—
Notes receivable	16,393	16,393	—	16,393	—
Restricted cash	688,193	688,193	688,193	—	—
Restricted cash – due to customers	187,121	187,121	187,121	—	—
Accrued interest receivable	430,385	430,385	—	430,385	—
Derivative instruments	818	818	—	818	—
Financial liabilities:
Bonds and notes payable	21,521,463	21,356,573	—	21,521,463	—
Accrued interest payable	50,039	50,039	—	50,039	—
Due to customers	187,121	187,121	187,121	—	—
Derivative instruments	7,063	7,063	—	7,063	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2017 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2018 and 2017. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
the risk that the Company's industrial bank charter application may not result in the grant of a charter within the expected timeframe or at all and the uncertain nature of the expected benefits from obtaining an industrial bank charter;

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

•
the uncertain nature of the expected benefits from the acquisition of ALLO Communications LLC on December 31, 2015 and the ability to successfully expand its fiber network in existing service areas and additional communities and manage related construction risks;

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
GAAP net income attributable to Nelnet, Inc.	$49,435	28,737	163,359	78,763
Realized and unrealized derivative market value adjustments	4,897	286	(55,135)	(951)
Unrealized foreign currency transaction adjustments	—	27,261	—	31,951
Net tax effect (a)	(1,175)	(10,468)	13,232	(11,780)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$53,157	45,816	121,456	97,983

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.21	0.68	3.99	1.86
Realized and unrealized derivative market value adjustments	0.12	0.01	(1.35)	(0.02)
Unrealized foreign currency transaction adjustments	—	0.64	—	0.76
Net tax effect (a)	(0.03)	(0.25)	0.33	(0.28)
Net income, excluding derivative market value and foreign currency transaction adjustments (b)	$1.30	1.08	2.97	2.32

(a)
The tax effects are calculated by multiplying the realized and unrealized derivative market value adjustments and unrealized foreign currency transaction adjustments by the applicable statutory income tax rate.

(b)
"Derivative market value and foreign currency transaction adjustments" include (i) both the realized portion of gains and losses (corresponding to variation margin received or paid on derivative instruments that are settled daily at a central clearinghouse) and the unrealized portion of gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars. "Derivative market value and foreign currency transaction adjustments" does not include "derivative settlements" that represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms.

The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria is met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting. As a result, the change in fair value of derivative instruments is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item. Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period. In addition, the Company incurred unrealized foreign currency transaction adjustments for periodic fluctuations in currency exchange rates between the U.S. dollar and Euro in connection with its student loan asset-backed previously Euro-denominated bonds with an interest rate based on a spread to the EURIBOR index. The principal and accrued interest on these bonds were remeasured at each reporting period and recorded in the Company's consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date.

The Company believes these point-in-time estimates of asset and liability values related to its derivative instruments and previously Euro-denominated bonds that are or were subject to interest and currency rate fluctuations are or were subject to volatility mostly due to timing and market factors beyond the control of management, and affect the period-to-period comparability of the results of operations. Accordingly, the Company’s management utilizes operating results excluding these items for comparability purposes when making decisions regarding the Company’s performance and in presentations with credit rating agencies, lenders, and investors. Consequently, the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.

On October 25, 2017, the Company completed a remarketing of the Company’s bonds that were prior to that date denominated in Euros, to denominate those bonds in U.S. dollars and reset the interest rate to be based on the 3-month LIBOR index. The Company also terminated a cross-currency interest rate swap associated with those bonds. As a result, there are no foreign currency transaction adjustments with respect to those bonds after October 25, 2017.

Several factors increased GAAP net income for the three and six months ended June 30, 2018, as compared with the same respective periods in 2017:

•	The contribution to net income from the acquisition of Great Lakes on February 7, 2018;

•	The decrease in the Company's effective tax rate due to the Tax Cuts and Jobs Act, effective January 1, 2018;

•
The recognition of unrealized losses in 2017 related to foreign currency transaction adjustments caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars, which bonds were remarketed in October 2017, to denominate them in U.S. dollars; and

•
The recognition of larger gains during the six months ended June 30, 2018 as compared to the same period in 2017 due to changes in the fair values of derivative instruments that do not qualify for hedge accounting.

These factors were partially offset by the increase in expenses for the continued build-out of the Company's ALLO fiber communications network in Lincoln, Nebraska.

Operating Results

The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2018, the Company had a $22.7 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.4 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio and anticipated increases in interest rates, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and six months ended June 30, 2018 and 2017 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.

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

Impact from the Tax Cuts and Jobs Act

•
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, and effective January 1, 2018, lowered the Company's effective tax rate to 21.46 percent and 23.25 percent for the three and six months ended June 30, 2018, respectively, compared to 35.81 percent and 36.25 percent for the same respective periods in 2017. The Company currently expects its effective tax rate will be approximately 23 to 24 percent for the remainder of 2018.

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

•
Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes are two companies that have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of June 30, 2018, Nelnet Servicing was servicing $176.2 billion of student loans for 5.7 million borrowers under its contract, and Great Lakes was servicing $241.9 billion of student loans for 7.4 million borrowers under its contract. These contracts are currently scheduled to expire on June 16, 2019.

Under the performance metrics measurements used by the Department for the period July 1, 2017 through December 31, 2017, Nelnet Servicing's and Great Lakes' overall rankings among the nine current servicers for the Department were fourth and second, respectively. These results increased Nelnet Servicing's and Great Lakes' allocations of new student loan servicing volumes under their current respective contracts with the Department from 11 percent to 12 percent and from 14 percent to 16 percent, respectively, for the period March 1, 2018 through August 31, 2018.

Going forward, Great Lakes and Nelnet Servicing will continue to service their respective government-owned portfolios on behalf of the Department, while maintaining their distinct brands, independent servicing operations, and teams. Likewise, each entity will continue to compete for new student loan volume under its respective existing contract with the Department. The Company will integrate technology, as well as shared services and other activities, to become more efficient and effective in meeting borrower needs. During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education loan servicing volume to Nelnet's servicing platform to leverage the efficiencies of supporting more volume on fewer systems.

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

•
As of June 30, 2018, the Company (including Great Lakes) was servicing $470.7 billion in FFELP, government owned, and private education and consumer loans, as compared with $211.4 billion of loans serviced by the Company as of December 31, 2017.

Education Technology, Services, and Payment Processing

•
During the first quarter of 2018, the Company changed the name of its Tuition Payment Processing and Campus Commerce operating segment to Education Technology, Services, and Payment Processing to better describe the evolution of services this operating segment provides.

•
In May 2014, the FASB issued a new standard related to revenue recognition. The Company adopted the standard effective January 1, 2018, using the full retrospective method, which required it to restate each prior reporting period presented. The most significant impact of the standard relates to identifying the Company's Education Technology, Services, and Payment Processing operating segment as the principal in its payment services transactions. As a result of this change, the Company presents the payment services revenue gross with the direct costs to provide these services presented separately. For additional information on the new revenue recognition standard and its impact to the Company, see notes 1 and 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

•
For the three and six months ended June 30, 2018, ALLO incurred capital expenditures of $27.2 million and $45.1 million, respectively. The Company currently anticipates total network expenditures for the remainder of 2018 (July 1, 2018 to December 31, 2018) will be approximately $45.0 million; however, the amount of capital expenditures could change based on the customer demand for ALLO's services.

•
The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to build its network in Lincoln, Nebraska, and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Asset Generation and Management

•
During the six months ended June 30, 2018, the Company purchased $2.6 billion in loans, including $2.0 billion during the second quarter of 2018. The vast majority (approximately 99 percent) of these loans are federally insured student loans.

•
The Company's average balance of loans decreased to $23.0 billion for the second quarter of 2018, compared with $23.9 billion for the same period in 2017. Core loan spread increased to 1.29 percent for the quarter ended June 30, 2018, compared with 1.28 percent for the same period in 2017. The Company began to purchase consumer loans in the second quarter of 2017. Consumer loans are currently funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.23 percent and 1.27 percent for the three months ended June 30, 2018 and 2017, respectively.

Corporate and Other Activities

•
On June 28, 2018, the Company filed an application with the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions to establish Nelnet Bank, a Utah-chartered industrial bank. If the charter is granted, Nelnet Bank would operate as an internet bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City. Nelnet Bank would be a separate subsidiary of the Company, and the industrial bank charter would allow the Company to maintain its other diversified business offerings. The Company expects the charter application process to take an extended period of time.

Liquidity and Capital Resources

•
As of June 30, 2018, the Company had cash and cash equivalents of $67.9 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $81.8 million as of June 30, 2018.

•	For the six months ended June 30, 2018, the Company generated $71.6 million in net cash from operating activities.

•
On June 22, 2018, the Company amended its unsecured $350.0 million line of credit to, among other things, extend the maturity date of the facility from December 12, 2021 to June 22, 2023. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information regarding other provisions of the line of credit that were amended. As of June 30, 2018, the unsecured line of credit had $170.0 million outstanding and $180.0 million was available for future use.

•
The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions.  As of June 30, 2018, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $1.98 billion, of which approximately $1.34 billion is expected to be generated over the next approximately five years (July 1, 2018 through December 31, 2022).

•
During the six months ended June 30, 2018, the Company repurchased a total of 315,794 shares of Class A common stock for $16.3 million ($51.71 per share), including 93,620 shares of Class A common stock for $4.9 million ($52.44 per share) repurchased by the Company during the three months ended June 30, 2018.

•
During the six months ended June 30, 2018, the Company paid cash dividends of $13.0 million ($0.32 per share), including $6.5 million ($0.16 per share) paid during the three months ended June 30, 2018. In addition, the Company's Board of Directors has declared a third quarter 2018 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.16 per share. The third quarter cash dividend will be paid on September 14, 2018 to shareholders of record at the close of business on August 31, 2018.

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

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the three and six months ended June 30, 2018 compared to the same periods in 2017 is provided below.

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

	Three months ended		Six months ended
	June 30,		June 30,		Additional information
	2018	2017	2018	2017
Loan interest	$223,371	189,878	421,094	371,086
Increase due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans outstanding and a decrease in fixed rate floor income as a result of an increase in interest rates.

Investment interest	5,818	3,200	10,952	5,816
Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase due to an increase in interest-earning investments and an increase in interest rates.

Total interest income	229,189	193,078	432,046	376,902
Interest expense	171,450	113,236	306,999	220,135	Increase due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	57,739	79,842	125,047	156,767	See table below for additional analysis.
Less provision for loan losses	3,500	3,000	7,500	4,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	54,239	76,842	117,547	152,767
Other income:
LSS revenue	114,545	56,899	214,687	111,128	See LSS operating segment - results of operations.
ETS&PP revenue	48,742	43,480	108,963	99,504	See ETS&PP operating segment - results of operations.
Communications revenue	10,320	5,719	19,509	10,826	See Communications operating segment - results of operations.
Other income	9,580	12,485	27,776	25,118	See table below for the components of "other income."
Gain from debt repurchases	—	442	359	5,421
Gains are from the Company repurchasing its own debt. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities. The Company paid $25.3 million to redeem $29.7 million of these notes and recognized a gain of $4.4 million. Other gains are from the repurchase of the Company's asset-backed debt securities.

Derivative settlements, net	21,928	(363)	28,694	(1,741)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency transaction adjustments, net	(4,897)	(27,547)	55,135	(31,000)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses in 2017 caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars.

Total other income	200,218	91,115	455,123	219,256
Cost of services:
Cost to provide education technology, services, and payment processing services	11,317	9,515	25,000	22,305	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	3,865	2,203	7,583	4,157	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Total cost of services	15,182	11,718	32,583	26,462
Operating expenses:
Salaries and benefits	111,118	74,628	207,760	146,491
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

Depreciation and amortization	21,494	9,038	39,951	17,636
Increase due to the amortization of intangible assets related to the acquisition of Great Lakes on February 7, 2018 and increased depreciation expense at ALLO. Since the acquisition of ALLO on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion.

Loan servicing fees	3,204	5,628	6,341	11,653
Decrease due to runoff of the Company's student loan portfolio on third-party platforms, the conversion of loans to the Company's LSS operating segment in August 2017, and the acquisition of Great Lakes on February 7, 2018, which prior to the acquisition was a third-party servicer to the Company.

Other expenses	40,409	26,262	73,826	52,423
Increase due to the acquisition of Great Lakes on February 7, 2018, additional costs to support the increase in payment plans and campus commerce activity, and an increase in operating expenses at ALLO to support the Lincoln, Nebraska network expansion and the number of households served. See each individual operating segment results of operations discussion for additional information.

Total operating expenses	176,225	115,556	327,878	228,203
Income before income taxes	63,050	40,683	212,209	117,358

Income tax expense	13,511	16,032	49,487	44,787
The effective tax rate was 21.46% and 35.81% for the three months ended June 30, 2018 and 2017, respectively, and 23.25% and 36.25% for the six months ended June 30, 2018 and 2017, respectively. The lower effective tax rates in 2018 were due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	49,539	24,651	162,722	72,571
Net (income) loss attributable to noncontrolling interests	(104)	4,086	637	6,192	Represents primarily the net loss of GreatNet attributable to Great Lakes, prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$49,435	28,737	163,359	78,763

Additional information:
Net income attributable to Nelnet, Inc.	$49,435	28,737	163,359	78,763
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments.

Derivative market value and foreign currency transaction adjustments, net	4,897	27,547	(55,135)	31,000
Net tax effect	(1,175)	(10,468)	13,232	(11,780)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments	$53,157	45,816	121,456	97,983

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

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Variable loan interest margin	$40,416	49,817	87,302	92,788
Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.

Settlements on associated derivatives	2,979	(2,279)	1,315	(3,333)
Includes the net settlements received (paid) related to the Company’s 1:3 basis swaps, and the cross-currency interest rate swap in place prior to the October 2017 remarketing of previously Euro-denominated bonds.

Variable loan interest margin, net of settlements on derivatives	43,395	47,538	88,617	89,455
Fixed rate floor income	14,453	27,664	31,700	59,795
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Settlements on associated derivatives	19,074	2,114	27,664	1,994	Includes the net settlements received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	33,527	29,778	59,364	61,789
Investment interest	5,818	3,200	10,952	5,816
Corporate debt interest expense	(2,948)	(839)	(4,907)	(1,632)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit.
Non-portfolio related derivative settlements	(125)	(198)	(285)	(402)	Includes the net settlements paid related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$79,667	79,479	153,741	155,026

The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Realized and unrealized gains on investments, net (a)	$1,136	1,302	10,217	1,618
Borrower late fee income	2,758	3,048	5,741	6,368
Investment advisory fees (b)	1,394	2,294	2,986	5,810
Management fee revenue (c)	1,756	—	2,917	—
Peterson's revenue (d)	—	3,043	—	5,880
Other	2,536	2,798	5,915	5,442
Other income	$9,580	12,485	27,776	25,118

(a) During the first quarter of 2018, the Company recognized an unrealized gain of $6.7 million related to the change in fair value of certain equity securities and a realized gain of $1.7 million related to the sale of a real estate investment.

(b) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisor subsidiary, under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of June 30, 2018, the outstanding balance of investments subject to these arrangements was $934.7 million. The decrease in advisory fees in 2018 as compared to 2017 was the result of a decrease in performance fees earned.

(c) Represents revenue earned from providing administrative support services primarily to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The initial term of this contract expires on January 1, 2019.

(d) On December 31, 2017, the Company sold Peterson's.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS

The Company purchased Great Lakes on February 7, 2018. The results of Great Lakes' operations are reported in the Company's consolidated financial statements from the date of acquisition.

Loan Servicing Volumes (dollars in millions)

During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education servicing volume to Nelnet's servicing platform to leverage the efficiencies of supporting more volume on fewer systems.

NN - Government Servicing
NN - Consumer Servicing
NN - FFELP Servicing
GL - Government Servicing
GL - Consumer Servicing
GL - FFELP Servicing
March 31, 2018
Total Servicing Volume
$470,816
June 30, 2018
Total Servicing Volume
$470,727
$270,000
$255,000
$240,000
$225,000
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$194,822
$162,538
$7,887
$24,397
$200,289
$167,645
$8,965
$23,679
$200,737
$167,591
$10,190
$22,956
$207,818
$171,647
$10,838
$25,333
$211,414
$172,669
$11,483
$27,262
$215,690
$176,605
$12,116
$26,969
$255,126
$242,063
$1,927
$11,136
$228,794
$176,179
$15,016
$37,599
$241,933
$241,902
$31 - GL - Consumer Servicing
Dec 31, 16
Mar 31, 17
Jun 30, 17
Sep 30, 17
Dec 31, 17
Mar 31, 18
Jun 30, 18

Company owned	$16,962	$16,352	$15,789	$18,403	$17,827	$17,866		$19,113
% of total	8.7%	8.2%	7.9%	8.9%	8.4%	3.8%		4.1%
Number of servicing borrowers:
Government servicing:	5,972,619	5,924,099	5,849,283	5,906,404	5,877,414	5,819,286	7,456,830	5,745,181	7,378,875
FFELP servicing:	1,312,192	1,263,785	1,218,706	1,317,552	1,420,311	1,399,280	461,553	1,787,419	—
Private education and consumer loan servicing:	355,096	389,010	454,182	478,150	502,114	508,750	118,609	672,520	3,987
Total:	7,639,907	7,576,894	7,522,171	7,702,106	7,799,839	7,727,316	8,036,992	8,205,120	7,382,862

Number of remote hosted borrowers:	2,230,019	2,305,991	2,317,151	2,714,588	2,812,713	6,207,747		6,145,981

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Net interest income	$293	120	550	214
Loan servicing and systems revenue	114,545	56,899	214,687	111,128	See table below for additional analysis.
Intersegment servicing revenue	11,609	9,952	22,380	20,275
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. The increase in 2018 is a result of significant purchases of loans by AGM during the second quarter of 2018 of which LSS is the servicer, and the acquisition of Great Lakes on February 7, 2018. Prior to the acquisition, Great Lakes was a third-party servicer to the Company's AGM operating segment.

Other income	1,956	—	3,248	—
Represents revenue earned from providing administrative support services primarily to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The initial term of this contract expires on January 1, 2019.

Total other income	128,110	66,851	240,315	131,403
Salaries and benefits	69,434	40,506	127,971	78,497
Increase due to Great Lakes acquisition, an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status, and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	8,212	546	14,280	1,095
Amortization of intangible assets and depreciation of fixed assets recorded as a result of the Great Lakes acquisition was $5.4 million and $9.2 million for the three and six months ended June 30, 2018, respectively. Increase in 2018 as compared to 2017 is also due to continued investment in servicing and related support systems.

Other expenses	17,490	8,879	31,953	18,015	Increase due to increase in operating expenses related to Great Lakes acquisition.
Intersegment expenses	15,583	8,324	28,939	15,722
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase due to Great Lakes acquisition.

Total operating expenses	110,719	58,255	203,143	113,329
Income before income taxes	17,684	8,716	37,722	18,288
Income tax expense	(4,245)	(4,918)	(9,247)	(9,473)
Reflects income tax expense based on an effective tax rate of 24% and 38% in 2018 and 2017, respectively, of income before taxes and the net loss attributable to noncontrolling interest. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	13,439	3,798	28,475	8,815
Net loss attributable to noncontrolling interest	—	4,226	808	6,641	Represents 50 percent of the net loss of GreatNet that is attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$13,439	8,024	29,283	15,456
Before tax and noncontrolling interest operating margin	13.8%	19.4%	16.0%	19.0%	Excluding the amortization of intangibles, before tax and noncontrolling interest operating margin was 17.6% and 19.4% for the three and six months ended June 30, 2018, respectively.

Loan servicing and systems revenue

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Government servicing - Nelnet	$39,781	39,809	79,107	78,815
Represents revenue from Nelnet Servicing's Department servicing contract. Although total revenues for the two comparable periods did not change significantly, there were decreases in the number of servicing borrowers and increases from a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.

Government servicing - Great Lakes	45,682	—	76,437	—	Represents revenue from the Great Lakes' Department servicing contract from the date of acquisition, February 7, 2018.
FFELP servicing	9,147	3,636	16,838	7,713	Increase due to Great Lakes acquisition. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.
Private education and consumer loan servicing	8,882	7,121	21,983	12,938
Increase due to growth in loan servicing volume from existing and new clients along with the Great Lakes acquisition. During the first quarter of 2018, Great Lakes recognized $4.6 million in revenue related to a private loan customer deconverting from the Great Lakes servicing platform subsequent to the Company's acquisition of Great Lakes on February 7, 2018.

Software services	8,671	4,326	16,260	8,663
Historically, the majority of software services revenue related to providing hosted student loan servicing. As a result of the Great Lakes acquisition, LSS now also provides hosted guaranty servicing and support to Great Lakes Higher Education Guaranty Corporation, an unrelated third-party FFELP guaranty agency. Increase in 2018 as compared to 2017 due to an increase in hosted student loan servicing volume and providing the new hosted guaranty servicing.

Outsourced services and other	2,382	2,007	4,062	2,999	The majority of this revenue relates to providing contact center outsourcing activities.
Loan servicing and systems revenue	$114,545	56,899	214,687	111,128

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

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Net interest income	$748	3	1,413	5	Increase due to additional interest earnings on cash deposits.
Education technology, services, and payment processing revenue	48,742	43,480	108,963	99,504	See table below for additional information.
Cost to provide education technology, services, and payment processing services	11,317	9,515	25,000	22,305	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume.
Salaries and benefits	19,513	16,901	38,580	33,553	Increase due to additional personnel to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment systems and products.
Depreciation and amortization	3,286	2,346	6,627	4,737
Amortization of intangible assets related to business acquisitions was $2.6 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, and was $5.4 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. Increase in 2018 as compared to 2017 was also due to continued investment in payment and related support systems.

Other expenses	5,383	4,594	10,006	9,202	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.
Intersegment expenses	2,570	2,136	5,136	4,210	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	30,752	25,977	60,349	51,702
Income before income taxes	7,421	7,991	25,027	25,502
Income tax expense	(1,781)	(3,037)	(6,006)	(9,690)
Reflects income tax expense based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	$5,640	4,954	19,021	15,812

Education technology, services, and payment processing revenue

The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Tuition payment plan services	$20,417	18,871	43,404	40,658	Increase was due to an increase in the number of managed tuition payment plans resulting from the addition of new school customers.
Payment processing	16,026	13,885	35,952	32,831	Increase was due to an increase in payments volume from new school and non-education customers.
Education technology and services	12,018	10,825	28,993	25,973
Increase was due to an increase in the number of customers using the Company’s financial needs assessment services and school administration software and services. Additionally, FACTS Education Solutions has experienced growth in the number of students and teachers receiving professional development and educational instruction services.

Other	281	(101)	614	42
Education technology, services, and payment processing revenue	48,742	43,480	108,963	99,504
Cost to provide education technology, services, and payment processing services	11,317	9,515	25,000	22,305	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume.
Net revenue	$37,425	33,965	83,963	77,199
Before tax operating margin	19.8%	23.5%	29.8%	33.0%	Decrease was primarily the result of higher investment in products and software during 2018 as compared to 2017.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Net interest expense	$(3,302)	(1,103)	(5,810)	(1,815)
Nelnet, Inc. (parent company) has a non-participating capital interest in ALLO that has a preferred return. The interest expense incurred by ALLO and related interest income earned by Nelnet, Inc. associated with the capital interest was eliminated for the Company's consolidated financial statements. The average amount outstanding on the non-participating capital interest balance for the three months ended June 30, 2018 and 2017 was $221.8 million and $96.6 million, respectively, and $209.7 million and $81.8 million for the six months ended June 30, 2018 and 2017, respectively. ALLO used the proceeds from Nelnet's capital contribution for network capital expenditures and related expenses.

Communications revenue	10,320	5,719	19,509	10,826
Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.

Cost to provide communications services	3,865	2,203	7,583	4,157
Cost of services and products primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.

Salaries and benefits	4,668	3,411	8,730	6,390
Since the acquisition of ALLO on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2016, June 30, 2017, December 31, 2017, and June 30, 2018, ALLO had 318, 430, 508, and 508 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO builds its network.

Depreciation and amortization	5,497	2,600	10,418	4,735
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

Other expenses	3,023	1,772	5,660	3,144
Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, personal property taxes, and provision for losses on accounts receivable. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses	599	496	1,204	1,002	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	13,787	8,279	26,012	15,271
Loss before income taxes	(10,634)	(5,866)	(19,896)	(10,417)
Income tax benefit	2,552	2,229	4,775	3,959
Reflects income tax benefit based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net loss	$(8,082)	(3,637)	(15,121)	(6,458)
The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(8,082)	(3,637)	(15,121)	(6,458)
Net interest expense	3,302	1,103	5,810	1,815
Income tax benefit	(2,552)	(2,229)	(4,775)	(3,959)
Depreciation and amortization	5,497	2,600	10,418	4,735
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(1,835)	(2,163)	(3,668)	(3,867)	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Residential revenue	$7,727	3,820	14,472	7,172
Business revenue	2,535	1,814	4,917	3,510
Other revenue	58	85	120	144
Total revenue	$10,320	5,719	19,509	10,826

Net (loss) income	$(8,082)	(3,637)	(15,121)	(6,458)
EBITDA (a)	(1,835)	(2,163)	(3,668)	(3,867)

Capital expenditures	27,189	32,344	45,088	49,013

Revenue contribution:
Internet	52.2%	44.9%	51.7%	44.0%
Television	29.9	30.8	30.1	31.3
Telephone	17.7	23.5	18.0	24.1
Other	0.2	0.8	0.2	0.6
	100.0%	100.0%	100.0%	100.0%

	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017	As of September 30, 2017	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016
Residential customer information:
Households served	27,643	23,541	20,428	16,394	12,460	10,524	9,814
Households passed (b)	98,538	84,475	71,426	54,815	45,880	34,925	30,962
Total households in current markets	137,500	137,500	137,500	137,500	137,500	137,500	137,500
Total households in current markets and new markets announced (c)	152,840	152,840	152,626	137,500	137,500	137,500	137,500

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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Loan Portfolio

As of June 30, 2018, the Company had a $22.7 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.4 years. For a summary of the Company’s loan portfolio as of June 30, 2018 and December 31, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$21,733,713	24,196,909	21,995,877	25,103,643
Loan acquisitions:
Federally insured student loans	1,948,372	52,548	2,532,958	104,279
Private education loans	194	132	194	575
Consumer loans	14,212	25,991	37,566	25,991
Total loan acquisitions	1,962,778	78,671	2,570,718	130,845
Repayments, claims, capitalized interest, and other	(590,062)	(574,537)	(1,212,346)	(1,222,452)
Consolidation loans lost to external parties	(248,752)	(310,743)	(496,572)	(621,736)
Loans sold	(1,392)	—	(1,392)	—
Ending balance	$22,856,285	23,390,300	22,856,285	23,390,300

Allowance for Loan Losses and Loan Delinquencies

The Company maintains an allowance that management believes is appropriate to absorb losses, net of recoveries, inherent in the portfolio of loans, which results in periodic provisions for loan losses. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.

For a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017, and a summary of the Company's loan delinquency amounts as of June 30, 2018, December 31, 2017, and June 30, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses for federally insured loans was $2.0 million for the three months ended June 30, 2018 and 2017, and $4.0 million for the six months ended June 30, 2018 and 2017.

The Company did not record a provision for private education loan losses for the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and recorded a negative provision for private education loan losses for the six months ended June 30, 2017.

Provision for loan losses for consumer loans was $1.5 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively, and $3.5 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in provision is a result of the Company continuing to purchase consumer loans.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Variable loan yield, gross	4.46%	3.50%	4.31%	3.37%
Consolidation rebate fees	(0.85)	(0.84)	(0.85)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.04	0.07	0.05	0.07
Variable loan yield, net	3.65	2.73	3.51	2.60
Loan cost of funds - interest expense	(3.00)	(1.91)	(2.77)	(1.82)
Loan cost of funds - derivative settlements (a) (b)	0.05	(0.04)	0.01	(0.03)
Variable loan spread	0.70	0.78	0.75	0.75
Fixed rate floor income, gross	0.25	0.46	0.29	0.49
Fixed rate floor income - derivative settlements (a) (c)	0.34	0.04	0.25	0.02
Fixed rate floor income, net of settlements on derivatives	0.59	0.50	0.54	0.51
Core loan spread (d)	1.29%	1.28%	1.29%	1.26%

Average balance of loans	$22,959,660	23,900,296	22,415,580	24,327,874
Average balance of debt outstanding	22,476,114	23,644,793	21,965,618	24,090,788

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

(b)	Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps and previous cross-currency interest rate swap.

(c)	Derivative settlements include the net settlements received (paid) related to the Company’s floor income interest rate swaps.

(d)
The Company began to purchase consumer loans in the second quarter of 2017. Consumer loans are currently funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.23% and 1.27% for the three months ended June 30, 2018 and 2017, respectively, and 1.23% and 1.26% for the six months ended June 30, 2018 and 2017, respectively.

A trend analysis of the Company's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
1.23%
1.28%
1.17%
1.26%
1.29%
1.29%
0.10%
0.01%
0.04%
-0.03%
-0.05%
0.08%
0.71%
0.78%
0.68%
0.78%
0.81%
0.70%
Q1 17
Q2 17
Q3 17
Q4 17
Q1 18
Q2 18
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

Variable loan spread decreased during the three months ended June 30, 2018 as compared to the same period in 2017 due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above).

The primary difference between variable loan spread and core loan spread is fixed rate floor income. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed rate floor income, gross	$14,453	27,664	31,700	59,795
Derivative settlements (a)	19,074	2,114	27,664	1,994
Fixed rate floor income, net	$33,527	29,778	59,364	61,789
Fixed rate floor income contribution to spread, net	0.59%	0.50%	0.54%	0.51%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The decrease in gross fixed rate floor income for the three and six months ended June 30, 2018 compared to the same periods in 2017 was due to an increase in interest rates. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Net interest income after provision for loan losses	$53,386	75,295	115,489	149,869	See table below for additional analysis.
Other income	2,772	3,057	5,765	6,399	The primary component of other income is borrower late fees. The decrease in 2018 as compared to the same periods in 2017 was due to a decrease in the average balance of loans.
Gain from debt repurchases	—	442	359	981	Gains were from the Company repurchasing its own asset-backed debt securities.
Derivative settlements, net	22,053	(165)	28,979	(1,339)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value and foreign currency transaction adjustments, net	(5,446)	(27,412)	53,125	(30,823)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses in 2017 caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars.

Total other income (expense)	19,379	(24,078)	88,228	(24,782)
Salaries and benefits	377	363	759	763
Loan servicing fees	3,204	5,628	6,341	11,653
Third party loan servicing fees decreased due to runoff of the Company's loan portfolio on third-party platforms, a significant conversion of loans to the LSS operating segment in August 2017, and the acquisition of Great Lakes in February 2018, which prior to the acquisition was a third-party servicer to the Company. Servicing fees on loans serviced by Great Lakes are included in intersegment expenses effective as of the acquisition date.

Other expenses	1,288	820	2,137	1,812
Intersegment expenses	11,700	10,043	22,565	20,455
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Increase due to significant purchases of loans during the second quarter of 2018 of which LSS is the servicer, and the acquisition of Great Lakes in February 2018, as described above. Intersegment expenses also represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	16,569	16,854	31,802	34,683
Total operating expenses were 29 basis points and 28 basis points of the average balance of student loans for the three months ended June 30, 2018 and 2017, respectively, and 28 basis points and 29 basis points for the six months ended June 30, 2018 and 2017, respectively.

Income before income taxes	56,196	34,363	171,915	90,404
Income tax expense	(13,487)	(13,057)	(41,260)	(34,354)
Reflects income tax expense based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	$42,709	21,306	130,655	56,050

Additional information:
Net income	$42,709	21,306	130,655	56,050
Derivative market value and foreign currency transaction adjustments, net	5,446	27,412	(53,125)	30,823
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments. Net income, excluding derivative market value and foreign currency transaction adjustments, increased in 2018 compared to the same periods in 2017, primarily due to a decrease in the segment's effective tax rate from 38% in 2017 to 24% in 2018 as the result of the Tax Cuts and Jobs Act and shown in the table below.

Net tax effect	(1,307)	(10,417)	12,750	(11,713)
Net income, excluding derivative market value and foreign currency transaction adjustments	$46,848	38,301	90,280	75,160

Additional information - before income taxes:
Income before income taxes	$56,196	34,363	171,915	90,404
Derivative market value and foreign currency transaction adjustments, net	5,446	27,412	(53,125)	30,823
Income before income taxes, excluding derivative market value and foreign currency transaction adjustments	$61,642	61,775	118,790	121,227
Income before income taxes, excluding derivative market value and foreign currency transaction adjustments, decreased in 2018 compared to the same periods in 2017 due to a decrease in the Company's average balance of loans, which was partially offset by an increase in core loan spread.

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2018	2017	2018	2017
Variable interest income, gross	$255,029	208,375	478,267	405,080	Increase due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(48,525)	(50,467)	(95,223)	(102,483)	Decrease due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	2,413	4,309	6,351	8,693
Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. The decrease in 2018 as compared to the same periods in 2017 is due to significant loan purchases made by the Company during 2018 at a net premium.

Variable interest income, net	208,917	162,217	389,395	311,290
Interest on bonds and notes payable	(168,501)	(112,400)	(302,093)	(218,502)	Increase due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	2,979	(2,279)	1,315	(3,333)	Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps and the previous cross-currency interest rate swap.
Variable loan interest margin, net of settlements on derivatives (a)	43,395	47,538	88,617	89,455
Fixed rate floor income, gross	14,453	27,664	31,700	59,795	Fixed rate floor income has decreased due to the rising interest rate environment.
Derivative settlements, net (a)	19,074	2,114	27,664	1,994	Derivative settlements include the settlements received related to the Company's floor income interest rate swaps. Increase in settlements due to the rising interest rate environment.
Fixed rate floor income, net of settlements on derivatives	33,527	29,778	59,364	61,789
Core loan interest income (a)	76,922	77,316	147,981	151,244
Investment interest	3,138	1,487	5,749	2,608	Increase due to a higher balance of interest-earning investments and an increase in interest rates.
Intercompany interest	(1,121)	(673)	(1,762)	(1,322)
Provision for loan losses - federally insured loans	(2,000)	(2,000)	(4,000)	(4,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision for loan losses - private education loans	—	—	—	1,000
Provision for loan losses - consumer loans	(1,500)	(1,000)	(3,500)	(1,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$75,439	75,130	144,468	148,530

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

Sources of Liquidity and Available Capacity

The Company has historically generated positive cash flow from operations.  For the six months ended June 30, 2018, the Company's net cash provided from operating activities was $71.6 million.

As of June 30, 2018, the Company had cash and cash equivalents of $67.9 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $81.8 million as of June 30, 2018.

The Company also has a $350.0 million unsecured line of credit that matures on June 22, 2023. As of June 30, 2018, there was $170.0 million outstanding on the unsecured line of credit and $180.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2018, the Company holds $58.0 million (par value) of its own asset-backed securities.

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

Cash Flows

During the six months ended June 30, 2018, the Company generated $71.6 million from operating activities, compared to $174.9 million for the same period in 2017. The decrease in cash provided by operating activities reflects the adjustments to net income from derivative market value and foreign currency transaction adjustments and the impact of changes in loan accrued interest receivable, other liabilities, and due to customers during the six months ended June 30, 2018 as compared to the same period in 2017. These factors were partially offset by the increase in net income, an increase in the adjustments to net income for depreciation and amortization and deferred taxes, and the impact of changes in other assets.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash used in investing activities and provided by financing activities for the six months ended June 30, 2018 was $1.1 billion and $1.0 billion, respectively. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2017 was $1.6 billion and $2.0 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of June 30, 2018
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$20,810,252	4/25/24 - 7/26/66
FFELP warehouse facilities	1,697,691	11/19/19 / 5/31/21
	$22,507,943

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

As of June 30, 2018, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.98 billion as detailed below.  The $1.98 billion includes approximately $887.9 million (as of June 30, 2018) of overcollateralization included in the asset-backed securitizations.  These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet:  "loans receivable," "restricted cash," and "loan accrued interest receivable."

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2018.  As of June 30, 2018, the Company had $21.1 billion of loans included in asset-backed securitizations, which represented 92.2 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2018 (approximately $1.0 billion of which were refinanced in an asset-backed securitization completed on July 26, 2018), private education and consumer loans funded with operating cash, and loans acquired subsequent to June 30, 2018.

Asset-backed Securitization Cash Flow Forecast
$1.98 billion
(dollars in millions)

Certain of the Company’s asset-backed securitizations (“Turbo Transactions”) require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any remaining principal until such time as all principal on the notes has been paid in full.  Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitization will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $160 million to $190 million.

Interest rates:  The Company funds a majority of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $100 million to $120 million.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivatives instruments used by the Company to manage interest rate risk. As of June 30, 2018, the net fair value of the Company's interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $125.9 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2018, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.8 billion, of which $1.7 billion was outstanding, and $0.1 billion was available for additional funding. One warehouse facility provides for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral may increase or decrease based on market conditions. The other warehouse facility has static advance rates that requires initial equity for loan funding, but does not require increased equity based on market movements. As of June 30, 2018, the Company had $84.4 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2018, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2018, $623.1 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-Backed Securities Transactions

During the first two quarters of 2018, the Company completed two asset-backed securitizations totaling $983.6 million (par value). See note 4 of the notes to consolidated financial statements included under Part I, Item I of this report for additional information on these securitizations. In addition, on July 26, 2018, the Company completed an asset-backed securitization totaling $1.0 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2018, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing requirements require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment

ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven Nebraska communities. In 2016, ALLO began to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and Colorado over the next several years. For the six months ended June 30, 2018, ALLO's capital expenditures were $45.1 million. The Company anticipates total ALLO network capital expenditures for the remainder of 2018 (July 1, 2018 - December 31, 2018) will be approximately $45.0 million. However, this amount could change based on customer demand for ALLO's services. As of December 31, 2017, ALLO had a $270.0 million line of credit with Nelnet, Inc. (parent company) that ALLO used for its operating activities and capital expenditures. The outstanding amount owed by ALLO to Nelnet, Inc. and the related interest expense incurred by ALLO and the interest income recognized by Nelnet, Inc. under this line of credit was eliminated in the Company's consolidated financial statements. On January 1, 2018, ALLO received funds contributed by Nelnet, Inc. for a non-participating capital interest in ALLO that has a preferred return.  ALLO used the proceeds from this capital contribution to pay off all of the outstanding balance on its line of credit with Nelnet, Inc., including all accrued and unpaid interest on such line of credit.  For financial reporting purposes, the capital interest recorded by ALLO is classified as debt and such debt and the preferred return paid to Nelnet, Inc. on the capital interest (reflected as interest expense for ALLO) is eliminated in the consolidated financial statements.

The Company currently plans to use cash from operating activities and its third-party $350.0 million unsecured line of credit to fund ALLO's capital expenditures.

Liquidity Impact Related to Potential Bank Charter

On June 28, 2018, the Company filed an application with the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions to establish Nelnet Bank, a Utah-chartered industrial bank. If the charter is granted, Nelnet Bank would operate as an internet bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City. Nelnet Bank would be a separate subsidiary of the Company, and the industrial bank charter would allow the Company to maintain its other diversified business offerings. If the application is approved, Nelnet Bank will be capitalized with an initial commitment of $100.0 million from Nelnet, Inc. (the parent company).

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of June 22, 2023. On June 22, 2018, the Company amended this line of credit. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information regarding the provisions of the line of credit that were amended. As of June 30, 2018, the unsecured line of credit had $170.0 million outstanding and $180.0 million was available for future use. Upon the maturity date in 2023, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2018, the outstanding balance of Hybrid Securities was $20.4 million.

The Company has other notes payable included in its consolidated financial statements which were issued by partnerships in connection with the development of certain real estate projects in Lincoln, Nebraska. Although the Company's ownership of these partnerships are 50 percent or less, because the Company was the developer of and current tenant in these buildings, the operating results of these partnerships are included in the Company's consolidated financial statements. The total amount of real estate debt outstanding issued by these partnerships and included in the Company's consolidated financial statements as of June 30, 2018 was $33.8 million, of which $7.8 million was recourse to the Company.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 5 of the notes to consolidated financial statements included in the 2017 Annual Report for information on debt repurchased by the Company during the years 2015 through 2017 and note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information on debt repurchased by the Company during the three and six months ended June 30, 2018.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2018 and June 30, 2018 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the second quarter of 2018, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2018	222,174	$11,418	51.39
Quarter ended June 30, 2018	93,620	4,910	52.44
Total	315,794	$16,328	51.71

Dividends

On June 15, 2018, the Company paid a second quarter 2018 cash dividend on the Company's Class A and Class B common stock of $0.16 per share. In addition, the Company's Board of Directors has declared a third quarter 2018 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.16 per share. The third quarter cash dividend will be paid on September 14, 2018 to shareholders of record at the close of business on August 31, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of the Company's critical accounting policies and estimates, which include those for the allowance for loan losses, income taxes, and accounting for derivatives, can be found in the 2017 Annual Report. There were no significant changes to these critical accounting policies and estimates during the first six months of 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

Leases
In February 2016, the FASB issued a new standard regarding the accounting for leases. The standard will require the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. In general, lease arrangements exceeding a twelve-month term will be recognized as assets and liabilities on the balance sheet of the lessee. A right-of-use (ROU) asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. The standard requires the use of the modified retrospective transition method, which will require adjustment to all comparative periods presented with certain practical expedients available. It will be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company currently expects to adopt the new standard on its effective date and to elect all of the standard's available practical expedients on adoption. While the Company is continuing to evaluate the impact this pronouncement will have on its ongoing financial reporting, it currently believes the most significant changes will relate to the recognition of new ROU assets and lease liabilities on its balance sheet primarily for office operating leases and the derecognition of existing assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed assets that currently do not qualify for sale accounting.
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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2018		As of December 31, 2017
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$3,473,405	15.2%	$4,966,125	22.6%
Variable-rate loan assets	19,382,880	84.8	17,029,752	77.4
Total	$22,856,285	100.0%	$21,995,877	100.0%

Fixed-rate debt instruments	$93,693	0.4%	$101,002	0.5%
Variable-rate debt instruments	22,716,227	99.6	21,626,125	99.5
Total	$22,809,920	100.0%	$21,727,127	100.0%

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

No variable-rate floor income was earned by the Company during the six months ended June 30, 2018 and 2017. A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed rate floor income, gross	$14,453	27,664	31,700	59,795
Derivative settlements (a)	19,074	2,114	27,664	1,994
Fixed rate floor income, net	$33,527	29,778	59,364	61,789

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

Gross fixed rate floor income decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017 due to an increase in interest rates.

Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this has an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their special allowance payment formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%.

The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2018.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
4.5 - 4.99%	4.81%	2.17%	$486,472
5.0 - 5.49%	5.22%	2.58%	532,731
5.5 - 5.99%	5.67%	3.03%	359,022
6.0 - 6.49%	6.19%	3.55%	410,983
6.5 - 6.99%	6.70%	4.06%	395,745
7.0 - 7.49%	7.17%	4.53%	140,556
7.5 - 7.99%	7.71%	5.07%	241,821
8.0 - 8.99%	8.18%	5.54%	553,251
> 9.0%	9.05%	6.41%	200,700
			$3,321,281

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2018, the weighted average estimated variable conversion rate was 3.85% and the short-term interest rate was 200 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2018 used by the Company to economically hedge loans earning fixed rate floor income.

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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2018.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$20,928,384	—
3 month H15 financial commercial paper	Daily	1,035,904	—
3 month Treasury bill	Daily	630,502	—
3 month LIBOR (a)	Quarterly	—	10,914,897
1 month LIBOR	Monthly	—	8,998,827
Auction-rate (b)	Varies	—	765,548
Asset-backed commercial paper (c)	Varies	—	1,697,691
Other (d)		1,287,022	1,504,849
		$23,881,812	23,881,812

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2018.

Maturity	Notional amount
2018	$1,750,000
2019	3,500,000
2020	1,000,000
2021	250,000
2022	2,000,000
2023	750,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$11,750,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2018 was one-month LIBOR plus 10.5 basis points.

(b)
As of June 30, 2018, the Company was sponsor for $765.5 million of asset-backed securities that are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(5,154)	(8.2)%	$(9,148)	(14.5)%	$(3,136)	(5.0)%	$(9,408)	(14.9)%
Impact of derivative settlements	16,909	26.8	50,723	80.4	2,059	3.4	6,177	9.9
Increase (decrease) in net income before taxes	$11,755	18.6%	$41,575	65.9%	$(1,077)	(1.6)%	$(3,231)	(5.0)%
Increase (decrease) in basic and diluted earnings per share	$0.22		$0.77		$(0.02)		$(0.06)

	Three months ended June 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(9,868)	(24.3)%	$(17,788)	(43.7)%	$(3,460)	(8.5)%	$(10,380)	(25.5)%
Impact of derivative settlements	15,826	38.9	47,476	116.7	1,761	4.3	5,284	13.0
Increase (decrease) in net income before taxes	$5,958	14.6%	$29,688	73.0%	$(1,699)	(4.2)%	$(5,096)	(12.5)%
Increase (decrease) in basic and diluted earnings per share	$0.09		$0.43		$(0.02)		$(0.07)

	Six months ended June 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(10,274)	(4.8)%	$(17,138)	(8.1)%	$(6,050)	(2.9)%	$(18,150)	(8.6)%
Impact of derivative settlements	32,647	15.4	97,938	46.2	3,856	1.9	11,569	5.6
Increase (decrease) in net income before taxes	$22,373	10.6%	$80,800	38.1%	$(2,194)	(1.0)%	$(6,581)	(3.0)%
Increase (decrease) in basic and diluted earnings per share	$0.42		$1.50		$(0.04)		$(0.12)

	Six months ended June 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(21,161)	(18.0)%	$(37,393)	(31.9)%	$(7,018)	(6.0)%	$(21,054)	(17.9)%
Impact of derivative settlements	31,217	26.6	93,648	79.8	2,478	2.1	7,434	6.4
Increase (decrease) in net income before taxes	$10,056	8.6%	$56,255	47.9%	$(4,540)	(3.9)%	$(13,620)	(11.5)%
Increase (decrease) in basic and diluted earnings per share	$0.15		$0.82		$(0.07)		$(0.20)

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

ITEM 4.  CONTROLS AND PROCEDURES

Under the direction of the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures and internal control over financial reporting and concluded that (i) the Company's disclosure controls and procedures were effective as of June 30, 2018, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Effective January 1, 2018, the Company implemented ASC Topic 606, Revenue from Contracts with Customers. Although the new revenue standard has an immaterial impact on the Company's revenue recognition patterns and ongoing net income, management did implement changes to its processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Equity Securities

On May 31, 2018, the Company sold 11,633 shares of the Company’s Class A common stock to a corporation (which represented that it is an accredited investor) as payment of additional contractually-required consideration of approximately $725,000 in connection with the Company’s previous acquisition from such corporation of a payment services and products company. Such shares were previously held by a wholly owned subsidiary of the Company.

The sale of such shares was not registered under the Securities Act of 1933 (the "Securities Act") in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving any public offering. The facts relied upon to make such exemption available include that the shares were offered and sold to only one corporation which represented that it is an accredited investor and was acquiring the shares without a view to any distribution thereof, the limited manner of the sale, and the restricted status of the shares as evidenced by a customary restrictive legend applicable to the shares.

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the second quarter of 2018 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2018	82,517	$52.14	81,775	2,860,816
May 1 - May 31, 2018	8,755	52.87	8,461	2,852,355
June 1 - June 30, 2018	2,348	61.61	—	2,852,355
Total	93,620	$52.44	90,236

(a)
The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 742 shares, 294 shares, and 2,348 shares in April, May, and June, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On August 4, 2016, the Company announced that its Board of Directors authorized a new stock repurchase program in May 2016 to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019.

Working capital and dividend restrictions/limitations

The Company's $350.0 million unsecured line of credit, which is available through June 22, 2023, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, the payment of dividends by the Company is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.

ITEM 6.  EXHIBITS

3.1	Third Amended and Restated Articles of Incorporation of Nelnet, Inc., filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated by reference herein.

3.2
Ninth Amended and Restated Bylaws of Nelnet, Inc., as amended as of May 24, 2018, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated by reference herein.

10.1+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through March 21, 2018, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated by reference herein.

10.2
Amendment No. 2 dated as of June 22, 2018 to the Amended and Restated Credit Agreement dated as of October 30, 2015 and as amended as of December 12, 2016, by and among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 28, 2018 and incorporated by reference herein.

10.3
Annex I to Guaranty dated as of June 22, 2018 to the Amended and Restated Guaranty dated as of October 30, 2015 by Great Lakes Educational Loan Services, Inc., a subsidiary of Nelnet, Inc., in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 28, 2018 and incorporated by reference herein.

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

NELNET, INC.

Date:	August 7, 2018	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 7, 2018	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer