Form 10-Q
period 2018-09-30
NELNET INC
filed 2018-11-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 29,257,880 and 11,468,587 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	September 30, 2018	December 31, 2017
Assets:
Loans receivable (net of allowance for loan losses of $60,217 and $54,590, respectively)	$22,528,362	21,814,507
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	10,766	6,982
Cash and cash equivalents - held at a related party	72,771	59,770
Total cash and cash equivalents	83,537	66,752
Investments and notes receivable	246,815	240,538
Restricted cash	723,338	688,193
Restricted cash - due to customers	188,591	187,121
Loan accrued interest receivable	624,259	430,385
Accounts receivable (net of allowance for doubtful accounts of $2,426 and $1,436, respectively)	76,899	37,863
Goodwill	153,802	138,759
Intangible assets, net	95,660	38,427
Property and equipment, net	339,730	248,051
Other assets	41,889	73,021
Fair value of derivative instruments	2,043	818
Total assets	$25,104,925	23,964,435
Liabilities:
Bonds and notes payable	$22,251,433	21,356,573
Accrued interest payable	60,658	50,039
Other liabilities	272,891	198,252
Due to customers	188,591	187,121
Fair value of derivative instruments	4,224	7,063
Total liabilities	22,777,797	21,799,048
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 29,341,791 shares and 29,341,517 shares, respectively	293	293
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,468,587 shares	115	115
Additional paid-in capital	4,908	521
Retained earnings	2,307,573	2,143,983
Accumulated other comprehensive earnings	3,975	4,617
Total Nelnet, Inc. shareholders' equity	2,316,864	2,149,529
Noncontrolling interests	10,264	15,858
Total equity	2,327,128	2,165,387
Total liabilities and equity	$25,104,925	23,964,435

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$22,536,434	21,909,476
Restricted cash	683,211	641,994
Loan accrued interest receivable and other assets	625,122	431,934
Bonds and notes payable	(22,337,987)	(21,702,298)
Accrued interest payable and other liabilities	(214,554)	(168,637)
Net assets of consolidated education lending variable interest entities	$1,292,226	1,112,469
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loan interest	$232,320	193,087	653,414	564,173
Investment interest	7,628	3,800	18,581	9,616
Total interest income	239,948	196,887	671,995	573,789
Interest expense:
Interest on bonds and notes payable	180,175	121,650	487,174	341,787
Net interest income	59,773	75,237	184,821	232,002
Less provision for loan losses	10,500	6,700	18,000	10,700
Net interest income after provision for loan losses	49,273	68,537	166,821	221,302
Other income:
Loan servicing and systems revenue	112,579	55,950	327,265	167,079
Education technology, services, and payment processing revenue	58,409	50,358	167,372	149,862
Communications revenue	11,818	6,751	31,327	17,577
Other income	16,673	19,756	44,449	44,874
Gain from debt repurchases	—	116	359	5,537
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	17,098	7,173	100,927	(25,568)
Total other income	216,577	140,104	671,699	359,361
Cost of services:
Cost to provide education technology, services, and payment processing services	19,087	15,151	44,087	37,456
Cost to provide communications services	4,310	2,632	11,892	6,789
Total cost of services	23,397	17,783	55,979	44,245
Operating expenses:
Salaries and benefits	114,172	74,193	321,932	220,684
Depreciation and amortization	22,992	10,051	62,943	27,687
Loan servicing fees	3,087	8,017	9,428	19,670
Other expenses	45,194	29,500	119,020	81,923
Total operating expenses	185,445	121,761	513,323	349,964
Income before income taxes	57,008	69,097	269,218	186,454
Income tax expense	13,882	25,562	63,369	70,349
Net income	43,126	43,535	205,849	116,105
Net (income) loss attributable to noncontrolling interests	(199)	2,768	438	8,960
Net income attributable to Nelnet, Inc.	$42,927	46,303	206,287	125,065
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.05	1.11	5.04	2.97
Weighted average common shares outstanding - basic and diluted	40,988,965	41,553,316	40,942,177	42,054,532

 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$43,126	43,535	205,849	116,105
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding losses arising during period, net	2,438	405	964	383
Reclassification adjustment for gains recognized in net income, net of losses	(765)	(504)	(817)	(1,244)
Income tax effect	(402)	35	(46)	318
Total other comprehensive income (loss)	1,271	(64)	101	(543)
Comprehensive income	44,397	43,471	205,950	115,562
Comprehensive (income) loss attributable to noncontrolling interests	(199)	2,768	438	8,960
Comprehensive income attributable to Nelnet, Inc.	$44,198	46,239	206,388	124,522

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2017	—	30,373,691	11,476,932	$—	304	115	366	2,110,158	4,251	15,215	2,130,409
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,901	6,901
Net income (loss)	—	—	—	—	—	—	—	46,303	—	(2,768)	43,535
Other comprehensive loss	—	—	—	—	—	—	—	—	(64)	—	(64)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(759)	(759)
Cash dividend on Class A and Class B common stock - $0.14 per share	—	—	—	—	—	—	—	(5,766)	—	—	(5,766)
Issuance of common stock, net of forfeitures	—	10,125	—	—	—	—	278	—	—	—	278
Compensation expense for stock based awards	—	—	—	—	—	—	1,042	—	—	—	1,042
Repurchase of common stock	—	(947,794)	—	—	(10)	—	(1,326)	(43,800)	—	—	(45,136)
Balance as of September 30, 2017	—	29,436,022	11,476,932	$—	294	115	360	2,106,895	4,187	18,589	2,130,440
Balance as of June 30, 2018	—	29,331,002	11,468,587	$—	293	115	2,586	2,271,171	2,704	9,834	2,286,703
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	326	326
Net income	—	—	—	—	—	—	—	42,927	—	199	43,126
Other comprehensive income	—	—	—	—	—	—	—	—	1,271	—	1,271
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(95)	(95)
Cash dividend on Class A and Class B common stock - $0.16 per share	—	—	—	—	—	—	—	(6,525)	—	—	(6,525)
Issuance of common stock, net of forfeitures	—	14,086	—	—	—	—	580	—	—	—	580
Compensation expense for stock based awards	—	—	—	—	—	—	1,934	—	—	—	1,934
Repurchase of common stock	—	(3,297)	—	—	—	—	(192)	—	—	—	(192)
Balance as of September 30, 2018	—	29,341,791	11,468,587	$—	293	115	4,908	2,307,573	3,975	10,264	2,327,128
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19,553	19,553
Net income (loss)	—	—	—	—	—	—	—	125,065	—	(8,960)	116,105
Other comprehensive loss	—	—	—	—	—	—	—	—	(543)	—	(543)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,274)	(1,274)
Cash dividends on Class A and Class B common stock - $0.42 per share	—	—	—	—	—	—	—	(17,569)	—	—	(17,569)
Issuance of common stock, net of forfeitures	—	171,481	—	—	2	—	3,359	—	—	—	3,361
Compensation expense for stock based awards	—	—	—	—	—	—	3,213	—	—	—	3,213
Repurchase of common stock	—	(1,363,571)	—	—	(14)	—	(6,632)	(56,685)	—	—	(63,331)
Balance as of September 30, 2017	—	29,436,022	11,476,932	$—	294	115	360	2,106,895	4,187	18,589	2,130,440
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	847	847
Net income (loss)	—	—	—	—	—	—	—	206,287	—	(438)	205,849
Other comprehensive income	—	—	—	—	—	—	—	—	101	—	101
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(351)	(351)
Cash dividends on Class A and Class B common stock - $0.48 per share	—	—	—	—	—	—	—	(19,539)	—	—	(19,539)
Issuance of common stock, net of forfeitures	—	319,365	—	—	3	—	4,662	—	—	—	4,665
Compensation expense for stock based awards	—	—	—	—	—	—	4,526	—	—	—	4,526
Repurchase of common stock	—	(319,091)	—	—	(3)	—	(4,801)	(11,716)	—	—	(16,520)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Balance as of September 30, 2018	—	29,341,791	11,468,587	$—	293	115	4,908	2,307,573	3,975	10,264	2,327,128

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2018	2017
Net income attributable to Nelnet, Inc.	$206,287	125,065
Net loss attributable to noncontrolling interests	(438)	(8,960)
Net income	205,849	116,105
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	136,816	99,826
Loan discount accretion	(31,315)	(32,820)
Provision for loan losses	18,000	10,700
Derivative market value adjustment	(49,909)	(22,381)
Unrealized foreign currency transaction adjustment	—	45,635
Proceeds from clearinghouse - initial and variation margin, net	46,418	58,900
Gain from debt repurchases	(359)	(5,537)
Gain from equity securities, net of losses	(8,280)	—
Deferred income tax expense (benefit)	23,574	(15,012)
Non-cash compensation expense	4,781	3,370
Impairment expense	3,907	—
Other	(856)	3,451
Increase in loan accrued interest receivable	(193,926)	(5,572)
Increase in accounts receivable	(15,328)	(19,209)
Decrease (increase) in other assets	49,255	(8,660)
Increase in accrued interest payable	10,619	2,147
(Decrease) increase in other liabilities	(7,159)	20,548
Increase (decrease) in due to customers	1,470	(14,403)
Net cash provided by operating activities	193,557	237,088
Cash flows from investing activities, net of acquisition:
Purchases of loans	(3,231,956)	(183,466)
Net proceeds from loan repayments, claims, capitalized interest, and other	2,484,596	2,520,197
Proceeds from sale of loans	23,712	—
Purchases of available-for-sale securities	(38,064)	(109,666)
Proceeds from sales of available-for-sale securities	58,594	141,206
Purchases of investments and issuance of notes receivable	(49,216)	(21,823)
Proceeds from investments and notes receivable	21,461	6,174
Purchases of property and equipment	(96,480)	(106,656)
Business acquisition, net of cash acquired	(109,152)	—
Net cash (used in) provided by investing activities	(936,505)	2,245,966
Cash flows from financing activities:
Payments on bonds and notes payable	(2,149,449)	(3,679,592)
Proceeds from issuance of bonds and notes payable	3,004,848	1,178,027
Payments of debt issuance costs	(10,953)	(4,411)
Dividends paid	(19,539)	(17,569)
Repurchases of common stock	(16,520)	(63,331)
Proceeds from issuance of common stock	993	457
Acquisition of noncontrolling interest	(13,449)	—
Issuance of noncontrolling interests	768	19,475
Distribution to noncontrolling interests	(351)	(1,274)
Net cash provided by (used in) financing activities	796,348	(2,568,218)
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,400	(85,164)
Cash, cash equivalents, and restricted cash, beginning of period	942,066	1,170,317
Cash, cash equivalents, and restricted cash, end of period	$995,466	1,085,153

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$425,782	287,265
Cash (refunds received) disbursements made for income taxes, net	$(6,491)	71,431

Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisition during the nine months ended September 30, 2018 are contained in note 7.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Total cash and cash equivalents	$83,537	66,752	254,391	69,654
Restricted cash	723,338	688,193	725,463	980,961
Restricted cash - due to customers	188,591	187,121	105,299	119,702
Cash, cash equivalents, and restricted cash	$995,466	942,066	1,085,153	1,170,317

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting

The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2017 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

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

Reclassifications

Certain amounts previously reported within the Company's consolidated balance sheet, statements of income, and statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications include:

•	Reclassifying certain non-customer receivables, which were previously included in "accounts receivable," to "other assets."

•
Reclassifying direct costs to provide services for education technology, services, and payment processing, which were previously included in "other expenses," to "cost to provide education technology, services, and payment processing services."

•
Reclassifying the line item "cost to provide communications services" on the consolidated statements of income from part of "operating expenses" and presenting such costs as part of "cost of services."

•
Reclassifying consumer loan activity on the consolidated statements of income, which was previously included in "investment interest" and "other expenses," to "loan interest" and "provision for loan losses" and "loan servicing fees," respectively, and reclassifying consumer loan activity on the consolidated statements of cash flows as appropriate. This did not result in a change in the Company's previously reported net cash provided by operating or investing activities.

Accounting Standards Adopted in 2018

In the first quarter of 2018, the Company adopted the following new accounting standards and other guidance:
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"). Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted the standard effective January 1, 2018, using the full retrospective method, which required it to restate each prior reporting period presented. As a result, the Company changed its accounting policy for revenue recognition as detailed in note 2, “Summary of Significant Accounting Policies and Practices.”
The most significant impact of the standard relates to identifying the Company's fee-based Education Technology, Services, and Payment Processing operating segment as the principal in its payment services transactions. As a result of this change, the Company presents the payment services revenue gross, with the direct costs to provide these services presented separately. The Company’s other fee-based operating segments will recognize revenue consistent with historical revenue recognition patterns. The majority of the Company's revenue earned in its non-fee-based Asset Generation and Management operating segment, including loan interest and derivative activity, is explicitly excluded from the scope of the new standard.
Impacts to Previously Reported Results
Adoption of the revenue recognition standard impacted the Company’s previously reported results on the consolidated statements of income as follows:

	Three months ended September 30, 2017
	As previously reported	Impact of adoption	As restated
Education technology, services, and payment processing revenue	$35,450	14,908	50,358
Cost to provide education technology, services, and payment processing services	—	14,908	14,908	(a)

	Nine months ended September 30, 2017
	As previously reported	Impact of adoption	As restated
Education technology, services, and payment processing revenue	$113,293	36,569	149,862
Cost to provide education technology, services, and payment processing services	—	36,569	36,569	(a)

(a)
In addition to the impact of adopting the new revenue recognition standard, as discussed above, the Company reclassified other direct costs to provide education technology, services, and payment processing services which were previously reported as part of "other expenses" to "cost to provide education technology, services, and payment processing services."

Adoption of the new revenue recognition standard had no impact to the consolidated balance sheets or cash provided by or used in operating, investing, or financing activities on the consolidated statements of cash flows.
Equity Investments

In January 2016, the FASB issued new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The guidance, including a related clarifying update, requires equity investments with readily determinable fair values to be measured at fair value, with changes in the fair value recognized through net income (other than those equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee). An entity may choose to measure equity investments without readily determinable fair values at fair value or use the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. In addition, the impairment assessment is simplified by requiring a qualitative assessment to identify impairment.

The guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities with readily determinable fair values previously recognized in accumulated other comprehensive income, and was adopted by the Company as of January 1, 2018. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to retained earnings, accumulated other comprehensive earnings, and investments and notes receivable. Subsequent to the adoption, the Company is accounting for the majority of its equity investments without readily determinable fair values using the measurement alternative.

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

	Nine months ended September 30, 2017
	As previously reported	Impact of adoption	As restated
Decrease in due to customers	$—	(14,403)	(14,403)
Proceeds from clearinghouse - initial and variation margin, net	37,744	21,156	58,900
Net cash provided by operating activities	230,335	6,753	237,088
Decrease in restricted cash, net	276,654	(276,654)	—
Net cash provided by investing activities	2,522,620	(276,654)	2,245,966

2. Summary of Significant Accounting Policies and Practices

Except for the changes below, no significant changes have been made to the Company’s significant accounting policies and practices disclosed in note 3, Summary of Significant Accounting Policies and Practices, in the 2017 Annual Report.

Revenue Recognition

The Company applies the provisions of ASC Topic 606 to its fee-based operating segments. The majority of the Company’s revenue earned in its Asset Generation and Management operating segment, including loan interest and derivative activity, is explicitly excluded from the scope of ASC Topic 606. The Company recognizes revenue under the core principle of ASC Topic 606 to depict the transfer of control of products and services to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Additional information related to the Company's revenue recognition of specific items is provided below.

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

Loan servicing and systems revenue - Loan servicing and systems revenue consists of the following items:

•
Loan servicing revenue - Loan servicing revenue consideration is determined from individual contracts with customers and is calculated monthly based on the dollar value of loans, number of loans, number of borrowers serviced for each customer, or number of transactions. Loan servicing requires a significant level of integration and the individual components are not considered distinct. The Company will perform various services, including, but not limited to, (i) application processing, (ii) monthly servicing, (iii) conversion processing, and (iv) fulfillment services, during each distinct service period. Even though the mix and quantity of activities that the Company performs each period may differ, the nature of the activities are substantially the same. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits.

•
Software services revenue - Software services revenue consideration is determined from individual contracts with customers and includes license and maintenance fees associated with loan software products, generally in a remote hosted environment, and computer and software consulting. Usage-based revenue from remote hosted licenses is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits. Revenue from any non-refundable up-front fee is recognized ratably over the contract period, as the fee relates to set-up activities that provide no incremental benefit to the customers. Computer and software consulting is also capable of being distinct and accounted for as a separate performance obligation. Revenue allocated to computer and software consulting is recognized as services are provided.

•
Outsourced services revenue - Outsourced services revenue consideration is determined from individual contracts with customers and is calculated monthly based on the volume of services. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits.

The following table provides disaggregated revenue by service offering:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Government servicing - Nelnet	$38,907	38,594	118,015	117,409
Government servicing - Great Lakes (a)	45,671	—	122,107	—
FFELP servicing	7,422	3,979	24,259	11,693
Private education and consumer loan servicing	10,007	7,596	31,990	20,535
Software services	8,201	4,430	24,461	13,093
Outsourced services and other	2,371	1,351	6,433	4,349
Loan servicing and systems revenue	$112,579	55,950	327,265	167,079

(a)	Great Lakes Educational Loan Services, Inc. ("Great Lakes") was acquired by the Company on February 7, 2018. For additional information about the acquisition, see note 7.

Education technology, services, and payment processing revenue - Education technology, services, and payment processing revenue consists of the following items:

•
Tuition payment plan services - Tuition payment plan services consideration is determined from individual plan agreements, which are governed by plan service agreements, and includes access to a remote hosted environment and management of payment processing. The management of payment processing is considered a distinct performance obligation when sold with the remote hosted environment. Revenue for each performance obligation is allocated to the distinct service period, the academic school term, and recognized ratably over the service period as customers simultaneously receive and consume benefits.

•
Payment processing - Payment processing consideration is determined from individual contracts with customers and includes electronic transfer and credit card processing, reporting, virtual terminal solutions, and specialized integrations to business software for education and non-education markets. Volume-based revenue from payment processing is allocated and recognized to the distinct service period, based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits.

•
Education technology and services - Education technology and services consideration is determined from individual contracts with customers and is based on the services selected by the customer. Services in K-12 private and faith based schools include (i) assistance with financial needs assessment, (ii) automating administrative processes such as admissions, online applications and enrollment services, scheduling, student billing, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. Services provided to the higher education market include innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits.

The following table provides disaggregated revenue by service offering:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tuition payment plan services	$19,771	17,885	63,209	58,543
Payment processing	26,956	22,541	62,908	55,371
Education technology and services	11,419	9,831	40,411	35,804
Other	263	101	844	144
Education technology, services, and payment processing revenue	$58,409	50,358	167,372	149,862

Cost to provide education technology, services, and payment processing services is primarily associated with providing payment processing services. Interchange and payment network fees are charged by the card associations or payment networks. Depending upon the transaction type, the fees are a percentage of the transaction’s dollar value, a fixed amount, or a combination of the two methods. Other items included in cost to provide education technology, services, and payment processing services include salaries and benefits and third-party professional service costs directly related to providing professional development and educational instruction services to teachers, school leaders, and students.

Communications revenue - Communications revenue is derived principally from internet, television, and telephone services and is billed as a flat fee in advance of providing the service. Revenues for usage-based services, such as access charges billed to other telephone carriers for originating and terminating long-distance calls on the Company's network, are billed in arrears. These are each considered distinct performance obligations. Revenue is recognized monthly for the consideration the Company has a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. The Company recognizes revenue from these services in the period the services are rendered rather than billed. Revenue received or receivable in advance of the delivery of services is included in deferred revenue. Earned but unbilled usage-based services are recorded in accounts receivable.

The following table provides disaggregated revenue by service offering and customer type:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Internet	$6,456	3,205	16,547	7,978
Television	3,385	2,115	9,250	5,498
Telephone	1,957	1,413	5,471	4,018
Other	20	18	59	83
Communications revenue	$11,818	6,751	31,327	17,577

Residential revenue	$8,896	4,680	23,367	11,851
Business revenue	2,861	2,013	7,779	5,525
Other	61	58	181	201
Communications revenue	$11,818	6,751	31,327	17,577

Cost to provide communications services is primarily associated with television programming costs.  The Company has various contracts to obtain television programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition.  Programming costs are paid each month based on calculations performed by the Company and are subject to periodic audits performed by the programmers. Other items in cost to provide communications services include connectivity, franchise, and other regulatory costs directly related to providing internet and telephone services.

Other income - The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Realized and unrealized gains on investments, net	$1,288	2,201	11,505	3,818
Borrower late fee income	3,253	2,731	8,994	9,098
Investment advisory fees	1,183	5,852	4,169	11,661
Management fee revenue	1,756	—	4,673	—
Peterson's revenue	—	3,402	—	9,282
Other	9,193	5,570	15,108	11,015
Other income	$16,673	19,756	44,449	44,874

•	Borrower late fee income - Late fee income is earned by the education lending subsidiaries. Revenue is allocated to the distinct service period, based on when each transaction is completed.

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

Contract Balances - The following table provides information about liabilities from contracts with customers:

	As of September 30, 2018	As of December 31, 2017
Deferred revenue, which is included in "other liabilities" on the consolidated balance sheets	$42,831	32,276

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

Activity in the deferred revenue balance is shown below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$25,660	25,954	32,276	33,141
Deferral of revenue	45,174	38,705	97,726	79,435
Recognition of revenue	(27,992)	(22,181)	(87,303)	(70,128)
Other	(11)	27	132	57
Balance, end of period	$42,831	42,505	42,831	42,505

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

3.  Loans Receivable and Allowance for Loan Losses

Loans receivable consisted of the following:

	As of	As of
	September 30, 2018	December 31, 2017
Federally insured student loans:
Stafford and other	$4,956,324	4,418,881
Consolidation	17,434,419	17,302,725
Total	22,390,743	21,721,606
Private education loans	169,467	212,160
Consumer loans	112,547	62,111
	22,672,757	21,995,877
Loan discount, net of unamortized loan premiums and deferred origination costs	(63,566)	(113,695)
Non-accretable discount	(20,612)	(13,085)
Allowance for loan losses:
Federally insured loans	(43,053)	(38,706)
Private education loans	(11,253)	(12,629)
Consumer loans	(5,911)	(3,255)
	$22,528,362	21,814,507

Activity in the Allowance for Loan Losses

The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Three months ended September 30, 2018
	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Other	Balance at end of period
Federally insured loans	$37,263	8,000	(2,210)	—	—	43,053
Private education loans	11,664	—	(535)	124	—	11,253
Consumer loans	4,788	2,500	(1,403)	26	—	5,911
	$53,715	10,500	(4,148)	150	—	60,217

	Three months ended September 30, 2017
Federally insured loans	$35,862	7,000	(3,464)	—	—	39,398
Private education loans	13,846	(1,000)	(491)	161	50	12,566
Consumer loans	1,000	700	(33)	—	—	1,667
	$50,708	6,700	(3,988)	161	50	53,631

	Nine months ended September 30, 2018
Federally insured loans	$38,706	12,000	(8,653)	—	1,000	43,053
Private education loans	12,629	—	(1,846)	470	—	11,253
Consumer loans	3,255	6,000	(3,376)	32	—	5,911
	$54,590	18,000	(13,875)	502	1,000	60,217

	Nine months ended September 30, 2017
Federally insured loans	$37,268	11,000	(8,870)	—	—	39,398
Private education loans	14,574	(2,000)	(861)	603	250	12,566
Consumer loans	—	1,700	(33)	—	—	1,667
	$51,842	10,700	(9,764)	603	250	53,631

Student Loan Status and Delinquencies

Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts for federally insured and private education loans.

	As of September 30, 2018		As of December 31, 2017		As of September 30, 2017
Federally insured loans:
Loans in-school/grace/deferment	$1,410,902		$1,260,394		$1,448,172
Loans in forbearance	1,487,107		1,774,405		2,406,346
Loans in repayment status:
Loans current	16,921,119	86.8%	16,477,004	88.2%	16,534,795	88.7%
Loans delinquent 31-60 days	689,454	3.5	682,586	3.7	579,665	3.1
Loans delinquent 61-90 days	412,639	2.1	374,534	2.0	334,085	1.8
Loans delinquent 91-120 days	347,013	1.8	287,922	1.5	255,567	1.4
Loans delinquent 121-270 days	853,224	4.4	629,480	3.4	700,319	3.8
Loans delinquent 271 days or greater	269,285	1.4	235,281	1.2	228,335	1.2
Total loans in repayment	19,492,734	100.0%	18,686,807	100.0%	18,632,766	100.0%
Total federally insured loans	$22,390,743		$21,721,606		$22,487,284
Private education loans:
Loans in-school/grace/deferment	$3,550		$6,053		$27,188
Loans in forbearance	1,577		2,237		2,904
Loans in repayment status:
Loans current	156,383	95.2%	196,720	96.5%	190,153	96.8%
Loans delinquent 31-60 days	1,796	1.1	1,867	0.9	1,200	0.6
Loans delinquent 61-90 days	1,155	0.7	1,052	0.5	1,195	0.6
Loans delinquent 91 days or greater	5,006	3.0	4,231	2.1	3,989	2.0
Total loans in repayment	164,340	100.0%	203,870	100.0%	196,537	100.0%
Total private education loans	$169,467		$212,160		$226,629

4.  Bonds and Notes Payable

The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,695,887	2.38% - 4.07%	4/25/24 - 10/25/66
Bonds and notes based on auction	799,576	2.77% - 3.51%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,495,463
FFELP warehouse facilities	705,144	2.34% / 2.38%	11/19/19 / 5/31/21
Variable-rate bonds and notes issued in private education loan asset-backed securitization	55,406	3.97%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	66,975	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	160,000	3.65%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	6.91%	9/15/61
Other borrowings	79,669	2.77% - 5.22%	10/1/18 - 12/15/45
	22,583,038
Discount on bonds and notes payable and debt issuance costs	(331,605)
Total	$22,251,433

	As of December 31, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,352,045	1.47% - 3.37%	8/25/21 - 2/25/66
Bonds and notes based on auction	780,829	2.09% - 2.69%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,132,874
FFELP warehouse facilities	335,992	1.55% / 1.56%	11/19/19 / 5/31/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	74,717	3.30%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	82,647	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	10,000	2.98%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.07%	9/15/61
Other borrowings	70,516	2.44% - 3.38%	1/12/18 - 12/15/45
	21,727,127
Discount on bonds and notes payable and debt issuance costs	(370,554)
Total	$21,356,573

FFELP Warehouse Facilities

The Company funds a portion of its Federal Family Education Loan Program (the "FFEL Program" or "FFELP") loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.

As of September 30, 2018, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$550,000	500,000	1,050,000
Amount outstanding	531,782	173,362	705,144
Amount available	$18,218	326,638	344,856
Expiration of liquidity provisions	September 20, 2019	May 31, 2019
Final maturity date	November 19, 2019	May 31, 2021
Maximum advance rates	92 - 98%	85 - 95%
Minimum advance rates	84 - 90%	85 - 95%
Advanced as equity support	$21,349	14,797	36,146

(a)
On April 24, 2018, the Company increased the maximum financing amount for this warehouse facility from $500.0 million to $1.25 billion. On May 3, 2018, the Company temporarily increased the maximum financing amount for this warehouse facility an additional $75.0 million to $1.325 billion. During the three months ended September 30, 2018, the Company decreased the maximum financing amount for this warehouse facility to $550.0 million.

On November 6, 2018, the Company amended the agreement for this warehouse facility, which changed the expiration date for the liquidity provisions to May 20, 2019 and changed the final maturity date to May 20, 2020. In addition, the amendment changed the advance rates on this facility that provides for formula-based advance rates that are static until the expiration date of the liquidity provisions. In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility.

(b)
On April 24, 2018, the Company amended the agreement for this warehouse facility, which changed the expiration date for the liquidity provisions to May 31, 2019 and changed the final maturity date to May 31, 2021.

Asset-Backed Securitizations

The following table summarizes the asset-backed securitization transactions completed during the first nine months of 2018.

	2018-1			2018-2	2018-3				2018-4			Total
	Class A-1 Notes	Class A-2 Notes	2018-1 total		Class A-1 Notes	Class A-2 Notes	Class A-3 Notes	2018-3 total	Class A-1 Notes	Class A-2 Notes	2018-4 total
Date securities issued	3/29/18	3/29/18	3/29/18	6/7/18	7/26/18	7/26/18	7/26/18	7/26/18	8/30/18	8/30/18	8/30/18
Total original principal amount	$98,000	375,750	473,750	509,800	220,000	546,900	220,000	1,001,900	30,500	451,900	495,700	$2,481,150

Class A senior notes:
Total principal amount	$98,000	375,750	473,750	509,800	220,000	546,900	220,000	986,900	30,500	451,900	482,400	2,452,850
Cost of funds (1-month LIBOR plus:)	0.32%	0.76%		0.65%	0.30%	0.44%	0.75%		0.26%	0.70%
Final maturity date	5/25/66	5/25/66		7/26/66	9/27/66	9/27/66	9/27/66		10/25/66	10/25/66

Class B subordinated notes:
Total original principal amount								$15,000			13,300	28,300
Bond discount								(229)			—	(229)
Issue price								$14,771			13,300	28,071
Cost of funds (1-month LIBOR plus:)								1.20%			1.40%
Final maturity date								9/27/66			10/25/66

Unsecured Line of Credit

On June 22, 2018, the Company amended its $350.0 million unsecured line of credit. The following provisions were modified under the amendment:

•	The maturity date was extended from December 12, 2021 to June 22, 2023.

•	The definition of the Company's line of business was expanded and other terms were modified to allow the formation or acquisition of a chartered bank subsidiary.

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

The facility size of $350.0 million and the cost of funds did not change as part of the amendment. As of September 30, 2018, $160.0 million was outstanding under the line of credit and $190.0 million was available for future use.

Debt Repurchases

The following table summarizes the Company's repurchases of its own debt. Gains recorded by the Company from the repurchase of debt are included in "gain from debt repurchases" on the Company's consolidated statements of income.

	Par value	Purchase price	Gain	Par value	Purchase price	Gain
	Three months ended
	September 30, 2018			September 30, 2017
Asset-backed securities	$—	—	—	14,702	14,586	116

	Nine months ended
	September 30, 2018			September 30, 2017
Asset-backed securities	$12,905	12,546	359	18,790	17,670	1,120
Unsecured debt - Hybrid Securities	—	—	—	29,658	25,241	4,417
	$12,905	12,546	359	48,448	42,911	5,537

5.  Derivative Financial Instruments

The Company uses derivative financial instruments primarily to manage interest rate risk. In addition, the Company previously used derivative financial instruments to manage foreign currency exchange risk associated with student loan asset-backed notes that were denominated in Euros prior to a remarketing of such notes in October 2017. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2017 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2018 and December 31, 2017 is presented below.

Basis Swaps

The following table summarizes the Company’s outstanding basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of September 30,	As of December 31,
	2018	2017
Maturity	Notional amount	Notional amount
2018	$250,000	4,250,000
2019	3,500,000	3,500,000
2020	1,000,000	—
2021	250,000	—
2022	2,000,000	1,000,000
2023	750,000	—
2024	250,000	250,000
2026	1,150,000	1,150,000
2027	375,000	375,000
2028	325,000	325,000
2029	100,000	100,000
2031	300,000	300,000
	$10,250,000	11,250,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2018 and December 31, 2017 was one-month LIBOR plus 9.4 basis points and 12.5 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2018		As of December 31, 2017
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$250,000	0.92%	$1,350,000	1.07%
2019	3,250,000	0.97	3,250,000	0.97
2020	1,500,000	1.01	1,500,000	1.01
2023	750,000	2.28	750,000	2.28
2024	300,000	2.28	300,000	2.28
2025	100,000	2.32	100,000	2.32
2027	50,000	2.32	50,000	2.32
2028	100,000	3.03	—	—
	$6,300,000	1.26%	$7,300,000	1.21%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

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

Interest Rate Caps

In June 2015, in conjunction with the entry into a $275.0 million private education loan warehouse facility, the Company paid $2.9 million for two interest rate cap contracts with a total notional amount of $275.0 million. The first interest rate cap has a notional amount of $125.0 million and a one-month LIBOR strike rate of 2.50%, and the second interest rate cap has a notional amount of $150.0 million and a one-month LIBOR strike rate of 4.99%. In the event that the one-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. Both interest rate cap contracts have a maturity date of July 15, 2020. The private education loan warehouse facility was terminated by the Company on December 21, 2016. During the first quarter of 2017, the Company received $913,000 to terminate the interest rate cap contracts that were held in the private education loan warehouse legal entity and paid $929,000 to enter into new interest rate cap contracts with identical terms at Nelnet, Inc. (the parent company). The Company currently intends to keep these derivatives outstanding to partially mitigate a rise in interest rates and its impact on earnings related to the Company's student loan portfolio earning a fixed rate.

Interest Rate Swaps – Unsecured Debt Hedges

As of September 30, 2018 and December 31, 2017, the Company had $20.4 million of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. The Company had the following derivatives outstanding as of September 30, 2018 and December 31, 2017 that are used to effectively convert the variable interest rate on a designated notional amount with respect to the Hybrid Securities to a fixed rate of 7.66%.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Consolidated Financial Statement Impact Related to Derivatives

Balance Sheet

The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
Interest rate swap option - floor income hedge	$1,200	543	—	—
Interest rate caps	843	275	—	—
Interest rate swaps - hybrid debt hedges	—	—	4,224	7,063
Total	$2,043	818	4,224	7,063

Offsetting of Derivative Assets/Liabilities

The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged.

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset
Balance as of September 30, 2018	$2,043	—	—	2,043
Balance as of December 31, 2017	818	—	—	818

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of September 30, 2018	$(4,224)	—	7,520	3,296
Balance as of December 31, 2017	(7,063)	—	8,520	1,457

Income Statement Impact

The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Settlements:
1:3 basis swaps	$3,361	(2,172)	4,676	(1,836)
Interest rate swaps - floor income hedges	19,087	3,883	46,752	5,877
Interest rate swaps - hybrid debt hedges	(124)	(191)	(410)	(593)
Cross-currency interest rate swap	—	(2,093)	—	(5,762)
Total settlements - income (expense)	22,324	(573)	51,018	(2,314)
Change in fair value:
1:3 basis swaps	1,283	5,916	12,058	(5,499)
Interest rate swaps - floor income hedges	(7,427)	(185)	34,008	(13,670)
Interest rate swap option - floor income hedge	(31)	(500)	437	(2,212)
Interest rate caps	119	(103)	567	(936)
Interest rate swaps - hybrid debt hedges	830	44	2,839	10
Cross-currency interest rate swap	—	16,257	—	44,831
Other	—	—	—	(143)
Total change in fair value - income (expense)	(5,226)	21,429	49,909	22,381
Re-measurement of Euro Notes (foreign currency transaction adjustment)	—	(13,683)	—	(45,635)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - income (expense)	$17,098	7,173	100,927	(25,568)

6.  Investments and Notes Receivable

A summary of the Company's investments and notes receivable follows:

	As of September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$52,232	5,178	—	57,410
Equity securities	12,318	4,835	(380)	16,773
Total investments (at fair value)	$64,550	10,013	(380)	74,183

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds:
Measurement alternative (b)				70,881
Equity method				17,526
Other				883
Total venture capital and funds				89,290
Real estate:
Equity method				30,135
Other				29,058
Total real estate				59,193

Notes receivable				16,373
Tax liens and affordable housing				7,776
Total investments and notes receivable (not measured at fair value)				172,632
Total investments and notes receivable				$246,815

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities	$71,943	5,056	(25)	76,974
Equity securities	1,630	2,298	—	3,928
Total available-for-sale investments	$73,573	7,354	(25)	80,902

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				84,752
Real estate				49,464
Notes receivable				16,393
Tax liens and affordable housing				9,027
Total investments and notes receivable				$240,538

(a)	As of September 30, 2018, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(b)
The Company accounts for the majority of its equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (the measurement alternative method). During the three months ended March 31, 2018 and June 30, 2018, the Company recorded upward adjustments of $6.9 million and $0.3 million, respectively, on these investments. There were no adjustments recorded by the Company during the three months ended September 30, 2018. The impacts related to the adjustments to these investments are included in "other income" in the consolidated statements of income. The upward adjustments were made as a result of observable price changes. The Company has recorded no impairments in 2018 on these investments.

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

As part of the acquisition, the Company acquired the remaining 50 percent ownership in GreatNet Solutions, LLC ("GreatNet"), a joint venture formed prior to the acquisition between Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes. Prior to the acquisition of the remaining 50 percent of GreatNet, the Company consolidated the operating results of GreatNet, as the Company was deemed to have control over the joint venture. The proportionate share of membership interest (equity) and net loss of GreatNet that was attributable to Great Lakes was reflected as a noncontrolling interest in the Company's consolidated financial statements. The Company recognized a $19.1 million reduction to consolidated shareholders' equity as a result of acquiring Great Lakes' 50 percent ownership in GreatNet. This transaction resulted in a $5.7 million decrease in noncontrolling interests and a $13.4 million decrease in retained earnings.

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

The Great Lakes assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition, and Great Lakes' operating results from the date of acquisition forward are included in the Company's consolidated operating results. During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education loan servicing volume to Nelnet Servicing's servicing platform. In addition, the Company began to combine certain shared services and overhead functions between Great Lakes and the Company. As a result of these operational changes, the results of operations for the three and nine months ended September 30, 2018 attributed to Great Lakes since the acquisition are not provided since the results of the Great Lakes legal entity are no longer reflective of the entity acquired.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Loan servicing and systems revenue	$112,579	117,044	347,312	348,752

Net income attributable to Nelnet, Inc.	$42,927	48,794	207,783	135,523

Net income per share - basic and diluted	$1.05	1.17	5.08	3.22

8. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2018 (months)	As of	As of
		September 30,	December 31,
		2018	2017
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $28,023 and $12,715, respectively)	73	$79,070	24,168
Trade names (net of accumulated amortization of $4,978 and $2,498, respectively)	86	11,715	9,074
Computer software (net of accumulated amortization of $14,061 and $10,013, respectively)	21	4,674	4,958
Covenants not to compete (net of accumulated amortization of $153 and $127, respectively)	68	201	227
Total - amortizable intangible assets, net	72	$95,660	38,427

The Company recorded amortization expense on its intangible assets of $7.9 million and $2.3 million during the three months ended September 30, 2018 and 2017, respectively, and $21.9 million and $7.1 million during the nine months ended September 30, 2018 and 2017, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2018, the Company estimates it will record amortization expense as follows:

2018 (October 1 - December 31)	$7,650
2019	27,854
2020	24,656
2021	14,629
2022	4,671
2023 and thereafter	16,200
$95,660

9. Goodwill

The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Balance as of December 31, 2017	$8,596	67,168	21,112	41,883	—	138,759
Goodwill acquired during the period	19,697	—	—	—	—	19,697
Balance as of March 31, 2018	28,293	67,168	21,112	41,883	—	158,456
Great Lakes purchase price allocation adjustment - second quarter of 2018	(4,654)	—	—	—	—	(4,654)
Balance as of June 30, 2018 and September 30, 2018	$23,639	67,168	21,112	41,883	—	153,802

10. Property and Equipment

Property and equipment consisted of the following:

		As of	As of
	Useful life	September 30, 2018	December 31, 2017
Non-communications:
Computer equipment and software	1-5 years	$146,831	124,708
Building and building improvements	5-48 years	49,128	24,003
Office furniture and equipment	1-10 years	22,445	15,210
Leasehold improvements	1-15 years	9,310	7,759
Transportation equipment	4-10 years	4,447	3,813
Land	—	3,328	2,628
Construction in progress	—	2,073	4,127
		237,562	182,248
Accumulated depreciation - non-communications		(119,535)	(105,017)
Non-communications, net property and equipment		118,027	77,231

Communications:
Network plant and fiber	5-15 years	195,015	138,122
Customer located property	5-10 years	19,146	13,767
Central office	5-15 years	13,584	10,754
Transportation equipment	4-10 years	6,379	5,759
Computer equipment and software	1-5 years	4,988	3,790
Other	1-39 years	2,669	2,516
Land	—	70	70
Construction in progress	—	11,364	11,620
		253,215	186,398
Accumulated depreciation - communications		(31,512)	(15,578)
Communications, net property and equipment		221,703	170,820
Total property and equipment, net		$339,730	248,051

The Company recorded depreciation expense on its property and equipment of $15.1 million and $7.7 million during the three months ended September 30, 2018 and 2017, respectively, and $41.1 million and $20.6 million during the nine months ended September 30, 2018 and 2017, respectively.

As part of integrating technology and becoming more efficient and effective in meeting borrower needs, the Company continues to evaluate the best use of its servicing systems on a post-Great Lakes acquisition basis.  As a result of this evaluation, during the three months ended September 30, 2018, the Company recorded an impairment charge of $3.9 million within its Loan Servicing and Systems operating segment related to certain external software development costs that were previously capitalized. The impairment charge is included in "other expenses" on the Company's consolidated statements of income for the three and nine months ended September 30, 2018. There were no impairment charges recognized for the three and nine months ended September 30, 2017.

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

	Three months ended September 30,
	2018			2017
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$42,354	573	42,927	45,850	453	46,303

Denominator:
Weighted-average common shares outstanding - basic and diluted	40,441,783	547,182	40,988,965	41,146,424	406,892	41,553,316
Earnings per share - basic and diluted	$1.05	1.05	1.05	1.11	1.11	1.11

	Nine months ended September 30,
	2018			2017
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$203,881	2,406	206,287	123,816	1,249	125,065

Denominator:
Weighted-average common shares outstanding - basic and diluted	40,464,638	477,539	40,942,177	41,634,578	419,954	42,054,532
Earnings per share - basic and diluted	$5.04	5.04	5.04	2.97	2.97	2.97

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

	Three months ended September 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$381	1,513	1	236,039	6,860	(4,846)	239,948
Interest expense	—	3	4,174	176,874	3,968	(4,846)	180,175
Net interest income	381	1,510	(4,173)	59,165	2,892	—	59,773
Less provision for loan losses	—	—	—	10,500	—	—	10,500
Net interest income (loss) after provision for loan losses	381	1,510	(4,173)	48,665	2,892	—	49,273
Other income:
Loan servicing and systems revenue	112,579	—	—	—	—	—	112,579
Intersegment servicing revenue	12,290	—	—	—	—	(12,290)	—
Education technology, services, and payment processing revenue	—	58,409	—	—	—	—	58,409
Communications revenue	—	—	11,818	—	—	—	11,818
Other income	1,948	—	950	3,267	10,508	—	16,673
Derivative settlements, net	—	—	—	22,448	(124)	—	22,324
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(6,056)	830	—	(5,226)
Total other income	126,817	58,409	12,768	19,659	11,214	(12,290)	216,577
Cost of services:
Cost to provide education technology, services, and payment processing services	—	19,087	—	—	—	—	19,087
Cost to provide communications services	—	—	4,310	—	—	—	4,310
Total cost of services	—	19,087	4,310	—	—	—	23,397
Operating expenses:
Salaries and benefits	70,440	19,972	4,554	424	18,782	—	114,172
Depreciation and amortization	8,957	3,435	6,167	—	4,433	—	22,992
Loan servicing fees	—	—	—	3,087	—	—	3,087
Other expenses	19,638	4,943	3,151	845	16,616	—	45,194
Intersegment expenses, net	15,029	2,494	598	12,378	(18,208)	(12,290)	—
Total operating expenses	114,064	30,844	14,470	16,734	21,623	(12,290)	185,445
Income (loss) before income taxes	13,134	9,988	(10,185)	51,590	(7,517)	—	57,008
Income tax (expense) benefit (a)	(3,152)	(2,397)	2,444	(12,381)	1,604	—	(13,882)
Net income (loss)	9,982	7,591	(7,741)	39,209	(5,913)	—	43,126
Net income attributable to noncontrolling interests	—	—	—	—	(199)	—	(199)
Net income (loss) attributable to Nelnet, Inc.	$9,982	7,591	(7,741)	39,209	(6,112)	—	42,927

Total assets as of September 30, 2018	$276,153	243,497	271,370	23,927,156	723,985	(337,236)	25,104,925

(a)
As a result of the Tax Cuts and Jobs Act, beginning January 1, 2018, income taxes are allocated based on 24% of income before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of the taxes calculated for each operating segment, if any, is included in income taxes in Corporate and Other Activities.

	Three months ended September 30, 2017
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$147	5	1	194,971	3,903	(2,139)	196,887
Interest expense	—	—	1,551	121,074	1,165	(2,139)	121,650
Net interest income	147	5	(1,550)	73,897	2,738	—	75,237
Less provision for loan losses	—	—	—	6,700	—	—	6,700
Net interest income (loss) after provision for loan losses	147	5	(1,550)	67,197	2,738	—	68,537
Other income:
Loan servicing and systems revenue	55,950	—	—	—	—	—	55,950
Intersegment servicing revenue	10,563	—	—	—	—	(10,563)	—
Education technology, services, and payment processing revenue	—	50,358	—	—	—	—	50,358
Communications revenue	—	—	6,751	—	—	—	6,751
Other income	—	—	—	2,753	17,003	—	19,756
Gain from debt repurchases	—	—	—	116	—	—	116
Derivative settlements, net	—	—	—	(382)	(191)	—	(573)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	7,702	44	—	7,746
Total other income	66,513	50,358	6,751	10,189	16,856	(10,563)	140,104
Cost of services:
Cost to provide education technology, services, and payment processing services	—	15,151	—	—	—	—	15,151
Cost to provide communications services	—	—	2,632	—	—	—	2,632
Total cost of services	—	15,151	2,632	—	—	—	17,783
Operating expenses:
Salaries and benefits	38,435	17,432	4,099	392	13,834	—	74,193
Depreciation and amortization	549	2,316	3,145	—	4,040	—	10,051
Loan servicing fees	—	—	—	8,017	—	—	8,017
Other expenses	10,317	3,981	2,278	676	12,248	—	29,500
Intersegment expenses, net	7,774	2,219	470	10,659	(10,559)	(10,563)	—
Total operating expenses	57,075	25,948	9,992	19,744	19,563	(10,563)	121,761
Income (loss) before income taxes	9,585	9,264	(7,423)	57,642	31	—	69,097
Income tax (expense) benefit	(4,937)	(3,520)	2,821	(21,904)	1,978	—	(25,562)
Net income (loss)	4,648	5,744	(4,602)	35,738	2,009	—	43,535
Net loss (income) attributable to noncontrolling interests	3,408	—	—	—	(640)	—	2,768
Net income (loss) attributable to Nelnet, Inc.	$8,056	5,744	(4,602)	35,738	1,369	—	46,303

Total assets as of September 30, 2017	$98,555	208,290	179,206	23,724,413	863,700	(305,454)	24,768,710

	Nine months ended September 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$931	2,927	3	662,881	17,673	(12,420)	671,995
Interest expense	—	3	9,987	480,729	8,875	(12,420)	487,174
Net interest income	931	2,924	(9,984)	182,152	8,798	—	184,821
Less provision for loan losses	—	—	—	18,000	—	—	18,000
Net interest income (loss) after provision for loan losses	931	2,924	(9,984)	164,152	8,798	—	166,821
Other income:
Loan servicing and systems revenue	327,265	—	—	—	—	—	327,265
Intersegment servicing revenue	34,670	—	—	—	—	(34,670)	—
Education technology, services, and payment processing revenue	—	167,372	—	—	—	—	167,372
Communications revenue	—	—	31,327	—	—	—	31,327
Other income	5,196	—	950	9,032	29,272	—	44,449
Gain from debt repurchases	—	—	—	359	—	—	359
Derivative settlements, net	—	—	—	51,428	(410)	—	51,018
Derivative market value and foreign currency transaction adjustments, net	—	—	—	47,070	2,839	—	49,909
Total other income	367,131	167,372	32,277	107,889	31,701	(34,670)	671,699
Cost of services:
Cost to provide education technology, services, and payment processing services	—	44,087	—	—	—	—	44,087
Cost to provide communications services	—	—	11,892	—	—	—	11,892
Total cost of services	—	44,087	11,892	—	—	—	55,979
Operating expenses:
Salaries and benefits	198,411	58,552	13,284	1,183	50,502	—	321,932
Depreciation and amortization	23,237	10,062	16,585	—	13,058	—	62,943
Loan servicing fees	—	—	—	9,428	—	—	9,428
Other expenses	51,591	14,950	8,811	2,982	40,686	—	119,020
Intersegment expenses, net	43,968	7,630	1,802	34,943	(53,672)	(34,670)	—
Total operating expenses	317,207	91,194	40,482	48,536	50,574	(34,670)	513,323
Income (loss) before income taxes	50,855	35,015	(30,081)	223,505	(10,075)	—	269,218
Income tax (expense) benefit (a)	(12,399)	(8,404)	7,220	(53,641)	3,855	—	(63,369)
Net income (loss)	38,456	26,611	(22,861)	169,864	(6,220)	—	205,849
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(371)	—	438
Net income (loss) attributable to Nelnet, Inc.	$39,264	26,611	(22,861)	169,864	(6,591)	—	206,287

Total assets as of September 30, 2018	$276,153	243,497	271,370	23,927,156	723,985	(337,236)	25,104,925

(a)
As a result of the Tax Cuts and Jobs Act, beginning January 1, 2018, income taxes are allocated based on 24% of income before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of the taxes calculated for each operating segment, if any, is included in income taxes in Corporate and Other Activities.

	Nine months ended September 30, 2017
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$361	10	2	568,665	10,026	(5,274)	573,789
Interest expense	—	—	3,367	340,898	2,794	(5,274)	341,787
Net interest income	361	10	(3,365)	227,767	7,232	—	232,002
Less provision for loan losses	—	—	—	10,700	—	—	10,700
Net interest income (loss) after provision for loan losses	361	10	(3,365)	217,067	7,232	—	221,302
Other income:
Loan servicing and systems revenue	167,079	—	—	—	—	—	167,079
Intersegment servicing revenue	30,839	—	—	—	—	(30,839)	—
Education technology, services, and payment processing revenue	—	149,862	—	—	—	—	149,862
Communications revenue	—	—	17,577	—	—	—	17,577
Other income	—	—	—	9,152	35,722	—	44,874
Gain from debt repurchases	—	—	—	1,097	4,440	—	5,537
Derivative settlements, net	—	—	—	(1,721)	(593)	—	(2,314)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(23,121)	(133)	—	(23,254)
Total other income	197,918	149,862	17,577	(14,593)	39,436	(30,839)	359,361
Cost of services:
Cost to provide education technology, services, and payment processing services	—	37,456	—	—	—	—	37,456
Cost to provide communications services	—	—	6,789	—	—	—	6,789
Total cost of services	—	37,456	6,789	—	—	—	44,245
Operating expenses:
Salaries and benefits	116,932	50,986	10,489	1,156	41,121	—	220,684
Depreciation and amortization	1,644	7,053	7,880	—	11,109	—	27,687
Loan servicing fees	—	—	—	19,670	—	—	19,670
Other expenses	28,333	13,185	5,422	2,487	32,497	—	81,923
Intersegment expenses, net	23,496	6,430	1,472	31,114	(31,673)	(30,839)	—
Total operating expenses	170,405	77,654	25,263	54,427	53,054	(30,839)	349,964
Income (loss) before income taxes	27,874	34,762	(17,840)	148,047	(6,386)	—	186,454
Income tax (expense) benefit	(14,410)	(13,210)	6,779	(56,258)	6,749	—	(70,349)
Net income (loss)	13,464	21,552	(11,061)	91,789	363	—	116,105
Net loss (income) attributable to noncontrolling interests	10,050	—	—	—	(1,090)	—	8,960
Net income (loss) attributable to Nelnet, Inc.	$23,514	21,552	(11,061)	91,789	(727)	—	125,065

Total assets as of September 30, 2017	$98,555	208,290	179,206	23,724,413	863,700	(305,454)	24,768,710

13.  Major Customer
Nelnet Servicing earns loan servicing revenue from a servicing contract with the Department that is currently scheduled to expire on June 16, 2019. Revenue earned by Nelnet Servicing related to this contract was $38.9 million and $38.6 million for the three months ended September 30, 2018 and 2017, and $118.0 million and $117.4 million for the nine months ended September 30, 2018 and 2017, respectively.

In addition, Great Lakes, which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department that is currently scheduled to expire on June 16, 2019. Revenue earned by Great Lakes related to this contract was $45.7 million for the three months ended September 30, 2018, and $122.1 million for the period from February 7, 2018 to September 30, 2018.

On February 20, 2018, the Department’s Office of Federal Student Aid ("FSA") released information regarding a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for the servicing of all student loans owned by the Department. The Company is part of a team that responded to the initial phase of the NextGen procurement on April 17, 2018.

On August 27, August 29, and September 24, 2018, FSA made announcements that included canceling certain components of the NextGen process, issuing a solicitation for a separate new procurement process for certain of those NextGen components that were canceled, and outlining the next steps, components, and entities that are eligible to respond to the next phase for certain of the remaining NextGen components (which for each applicable component included the Company or an entity the Company is teaming with).

Currently, FSA has four ongoing components between the two procurement processes:

·         Enterprise-Wide Digital and Customer Care Platforms and Services (new procurement process)
·         NextGen Future State Core Platform
·         NextGen Transitional Core Processing and Related Support Activities
·         NextGen Business Process Operations

The Company is part of a team that has responded or will be responding to the next applicable phase for each of these four components.  The Company cannot predict the timing, nature, or outcome of the next steps for these processes.

14. Related Parties

On August 22, 2018, the Company entered into agreements with Union Bank and Trust Company ("Union Bank") in which the Company will provide marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company has committed to purchase, or arrange for a designee to purchase, a 95% participation interest in private education loans originated by Union Bank under these agreements upon a request for purchase by Union Bank. In addition, Union Bank has agreed to sell a 95% participation interest in private education loans originated by Union Bank under these agreements to the Company or its designee upon a request for sale by the Company. As of September 30, 2018, no loans had been originated under these agreements.

15.  Fair Value

The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the nine months ended September 30, 2018.

	As of September 30, 2018
	Level 1	Level 2	Total
Assets:
Investments:
Student loan and other asset-backed securities - available-for-sale	$—	57,304	57,304
Equity securities	3,123	—	3,123
Equity securities measured at net asset value (a)	—	—	13,650
Debt securities - available-for-sale	106	—	106
Total investments	3,229	57,304	74,183
Derivative instruments	—	2,043	2,043
Total assets	$3,229	59,347	76,226
Liabilities:
Derivative instruments	$—	4,224	4,224
Total liabilities	$—	4,224	4,224

	As of December 31, 2017
	Level 1	Level 2	Total
Assets:
Investments (available-for-sale):
Student loan and other asset-backed securities	$—	76,866	76,866
Equity securities	3,928	—	3,928
Debt securities	108	—	108
Total investments (available-for-sale)	4,036	76,866	80,902
Derivative instruments	—	818	818
Total assets	$4,036	77,684	81,720
Liabilities:
Derivative instruments	$—	7,063	7,063
Total liabilities	$—	7,063	7,063

(a)
In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,868,803	22,528,362	—	—	23,868,803
Cash and cash equivalents	83,537	83,537	83,537	—	—
Investments (at fair value)	74,183	74,183	3,229	57,304	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	723,338	723,338	723,338	—	—
Restricted cash – due to customers	188,591	188,591	188,591	—	—
Loan accrued interest receivable	624,259	624,259	—	624,259	—
Derivative instruments	2,043	2,043	—	2,043	—
Financial liabilities:
Bonds and notes payable	22,525,479	22,251,433	—	22,525,479	—
Accrued interest payable	60,658	60,658	—	60,658	—
Due to customers	188,591	188,591	188,591	—	—
Derivative instruments	4,224	4,224	—	4,224	—

	As of December 31, 2017
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,106,440	21,814,507	—	—	23,106,440
Cash and cash equivalents	66,752	66,752	66,752	—	—
Investments (available-for-sale)	80,902	80,902	4,036	76,866	—
Notes receivable	16,393	16,393	—	16,393	—
Restricted cash	688,193	688,193	688,193	—	—
Restricted cash – due to customers	187,121	187,121	187,121	—	—
Loan accrued interest receivable	430,385	430,385	—	430,385	—
Derivative instruments	818	818	—	818	—
Financial liabilities:
Bonds and notes payable	21,521,463	21,356,573	—	21,521,463	—
Accrued interest payable	50,039	50,039	—	50,039	—
Due to customers	187,121	187,121	187,121	—	—
Derivative instruments	7,063	7,063	—	7,063	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2017 Annual Report.

16.  Subsequent Event

On October 16, 2018, the Company terminated its investment in a proprietary payment processing platform. This decision was made as a result of decreases in price and advancements of technology by established processors in the industry. As a result of this decision, the Company will record an impairment charge of approximately $8 million during the three-month period ending December 31, 2018. The charge represents computer equipment and external software development costs related to the payment processing platform. The decision will not impact the Company's existing payment processing revenue or customers. The Company is continuing to evaluate other costs that may be incurred as a result of this decision, including the termination of certain contracts and severance for affected employees. The Company currently believes contract termination and employee severance costs will not be material.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2018 and 2017. All dollars are in thousands, except per share amounts, unless otherwise noted.)

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

•
financing and liquidity risks, including risks of changes in the general interest rate environment, including the availability of any relevant money market index rate such as LIBOR, and in the securitization and other financing markets for loans, including adverse changes resulting from unanticipated repayment trends on student loans in FFELP securitization trusts that could accelerate or delay repayment of the associated bonds, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

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

•
the uncertain nature of the expected benefits from the acquisition of Great Lakes Educational Loan Services, Inc. ("Great Lakes") on February 7, 2018 and the ability to successfully integrate technology, shared services, and other activities and successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contract between the Company and the Department accounted for 21 percent of the Company's revenue in 2017, risks to the Company related to the Department's initiative to procure new contracts for federal student loan servicing, including the risk that the Company on a post-Great Lakes acquisition basis may not be awarded a contract, risks related to the development by the Company and Great Lakes of a new student loan servicing platform, including risks as to whether the expected benefits from the new platform will be realized, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, FFELP, and private education and consumer loans;

•
risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors, including cybersecurity risks related to the potential disclosure of confidential student loan borrower and other customer information, the potential disruption of the Company's systems or those of third-party vendors or customers, and/or the potential damage to the Company's reputation resulting from cyber-breaches;

•	uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;

•
the uncertain nature of the expected benefits from the acquisition of ALLO Communications LLC on December 31, 2015 and the ability to successfully expand its fiber network in existing service areas and additional communities and manage related construction risks;

•
risks and uncertainties related to initiatives to pursue additional strategic investments and acquisitions, including investments and acquisitions that are intended to diversify the Company both within and outside of its historical core education-related businesses; and

•
risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs, resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.

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

GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments

The Company prepares its financial statements and presents its financial results in accordance with U.S. GAAP. However, it also provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. A reconciliation of the Company's GAAP net income to net income, excluding derivative market value and foreign currency transaction adjustments, and a discussion of why the Company believes providing this additional information is useful to investors, is provided below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
GAAP net income attributable to Nelnet, Inc.	$42,927	46,303	206,287	125,065
Realized and unrealized derivative market value adjustments	5,226	(21,429)	(49,909)	(22,381)
Unrealized foreign currency transaction adjustments	—	13,683	—	45,635
Net tax effect (a)	(1,254)	2,943	11,978	(8,837)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments (b)	$46,899	41,500	168,356	139,482

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.05	1.11	5.04	2.97
Realized and unrealized derivative market value adjustments	0.12	(0.51)	(1.22)	(0.53)
Unrealized foreign currency transaction adjustments	—	0.33	—	1.09
Net tax effect (a)	(0.03)	0.07	0.29	(0.21)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments (b)	$1.14	1.00	4.11	3.32

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

GAAP net income increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the following factors:

•	The contribution to net income from the acquisition of Great Lakes;

•	The increase in core spread on the Company's loan portfolio;

•	The decrease in the Company's effective tax rate due to the Tax Cuts and Jobs Act, effective January 1, 2018;

•
The recognition of unrealized losses in 2017 related to foreign currency transaction adjustments caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars, which bonds were remarketed in October 2017, to denominate them in U.S. dollars; and

•	The recognition of a larger net gain during 2018 as compared to 2017 due to changes in the fair values of derivative instruments that do not qualify for hedge accounting.

These factors were partially offset by the following items:

•	The increase in expenses for the continued build-out of the Company's ALLO fiber communications network in Lincoln, Nebraska;

•	The decrease in the average balance of loans due to the run-off of the portfolio;

•	The increase in the provision for loan losses related to the Company's portfolio of federally insured student loans and consumer loans;

•	The impairment of software development costs in the Company's Loan Servicing and Systems operating segment; and

•	A decrease in revenue from the Company's SEC-registered investment advisor subsidiary.

Operating Results

The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2018, the Company had a $22.5 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.5 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, over time, due to the continued amortization of the Company’s FFELP loan portfolio and anticipated increases in interest rates, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.

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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and nine months ended September 30, 2018 and 2017 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.

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

Impact from the Tax Cuts and Jobs Act

•
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, and effective January 1, 2018, lowered the Company's effective tax rate to 24.44 percent and 23.50 percent for the three and nine months ended September 30, 2018, respectively, compared to 35.57 percent and 36.00 percent for the same periods in 2017. The Company currently expects its effective tax rate will be approximately 23 to 24 percent for the remainder of 2018.

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

•
Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes are two companies that have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of September 30, 2018, Nelnet Servicing was servicing $179.3 billion of student loans for 5.8 million borrowers under its contract, and Great Lakes was servicing $232.7 billion of student loans for 7.5 million borrowers under its contract. These contracts are currently scheduled to expire on June 16, 2019.

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

Under the performance metrics measurements used by the Department for the period January 1, 2018 through June 30, 2018, Nelnet Servicing's and Great Lakes' overall rankings among the nine current servicers for the Department remained at fourth and second, respectively; however, these results changed Nelnet Servicing's and Great Lakes' allocations of new student loan servicing volumes under their current respective contracts with the Department from 12 percent to 11 percent and from 16 percent to 17 percent, respectively, for the period September 1, 2018 through February 28, 2019.

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

•
As part of integrating technology and becoming more efficient and effective in meeting borrower needs, the Company continues to evaluate the best use of its servicing systems on a post-Great Lakes acquisition basis. As a result of this evaluation, during the three months ended September 30, 2018, the Company recorded an impairment charge of $3.9 million related to certain external software development costs that were previously capitalized.

•
On February 20, 2018, the Department’s Office of Federal Student Aid ("FSA") released information regarding a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for the servicing of all student loans owned by the Department. The Company is part of a team that responded to the initial phase of the NextGen procurement on April 17, 2018.

On August 27, August 29, and September 24, 2018, FSA made announcements that included canceling certain components of the NextGen process, issuing a solicitation for a separate new procurement process for certain of those NextGen components that were canceled, and outlining the next steps, components, and entities that are eligible to respond to the next phase for certain of the remaining NextGen components (which for each applicable component included the Company or an entity the Company is teaming with).

Currently, FSA has four ongoing components between the two procurement processes:

·         Enterprise-Wide Digital and Customer Care Platforms and Services (new procurement process)
·         NextGen Future State Core Platform
·         NextGen Transitional Core Processing and Related Support Activities
·         NextGen Business Process Operations

The Company is part of a team that has responded or will be responding to the next applicable phase for each of these four components.  The Company cannot predict the timing, nature, or outcome of the next steps for these processes.

•
As of September 30, 2018, the Company (including Great Lakes) was servicing $464.9 billion in government owned, FFELP, and private education and consumer loans, as compared with $211.4 billion of loans serviced by the Company as of December 31, 2017.

Education Technology, Services, and Payment Processing

•
During the first quarter of 2018, the Company changed the name of its Tuition Payment Processing and Campus Commerce operating segment to Education Technology, Services, and Payment Processing to better describe the evolution of services this operating segment provides.

•
In May 2014, the FASB issued a new revenue recognition standard. The Company adopted the standard effective January 1, 2018, using the full retrospective method, which required it to restate each prior reporting period presented. The most significant impact of the standard relates to identifying the Company's Education Technology, Services, and Payment Processing operating segment as the principal in its payment services transactions. As a result of this change, the Company presents the payment services revenue gross, with the direct costs to provide these services presented separately. For additional information on the new revenue recognition standard and its impact to the Company, see notes 1 and 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

•
This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.

•
On October 16, 2018, the Company terminated its investment in a proprietary payment processing platform. This decision was made as a result of decreases in price and advancements of technology by established processors in the industry. As a result of this decision, the Company will record an impairment charge of approximately $8 million during the three-month period ending December 31, 2018. The charge represents computer equipment and external software development costs related to the payment processing platform. The decision will not impact the Company's existing payment processing revenue or customers. The Company is continuing to evaluate other costs that may be incurred as a result of this decision, including the termination of certain contracts and severance for affected employees. The Company currently believes contract termination and employee severance costs will not be material.

Communications

•
In the fourth quarter of 2017, ALLO announced plans to expand its network to make services available in Hastings, Nebraska and Fort Morgan, Colorado.  This will expand total households in ALLO’s current markets from 137,500 to over 152,000.  In December 2017, the Fort Morgan city council approved a 40-year agreement with ALLO for ALLO to provide broadband service over a fiber network that the city will build and own, and ALLO will lease and operate to provide services to subscribers.  In August 2018, ALLO began to provide its services in Fort Morgan, increasing households in current markets to 142,602 from 137,500. ALLO plans to continue expansion to additional communities in Nebraska and Colorado over the next several years. As of September 30, 2018, ALLO provided services to 32,529 households, compared to 20,428 households as of December 31, 2017 and 16,394 households as of September 30, 2017.

•
For the three and nine months ended September 30, 2018, ALLO incurred capital expenditures of $21.7 million and $66.8 million, respectively. The Company currently anticipates total network expenditures for the remainder of 2018 (October 1, 2018 to December 31, 2018) will be approximately $25 million; however, the amount of capital expenditures could change based on the customer demand for ALLO's services.

•
The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to build its network in Lincoln, Nebraska, and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Asset Generation and Management

•
During the nine months ended September 30, 2018, the Company purchased $3.2 billion in loans, including $0.6 billion during the third quarter of 2018. The vast majority of these loans are federally insured student loans.

•
The Company's average balance of loans decreased to $23.0 billion for the third quarter of 2018, compared with $23.2 billion for the same period in 2017. Core loan spread increased to 1.30 percent for the quarter ended September 30, 2018, compared with 1.19 percent for the same period in 2017.

The Company began to purchase consumer loans in the second quarter of 2017. Consumer loans are currently funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.25 percent and 1.17 percent for the three months ended September 30, 2018 and 2017, respectively.

The Company recognized $32.7 million and $28.5 million in fixed rate floor income during the three months ended September 30, 2018 and 2017, respectively (which includes $19.1 million and $3.9 million of settlement payments received on derivatives used to hedge student loans earning fixed rate floor income). Fixed rate floor income contributed 57 basis points and 49 basis points of core loan spread for the three months ended September 30, 2018 and 2017, respectively.

•
Provision for loan losses was $10.5 million and $6.7 million for the three months ended September 30, 2018 and 2017, respectively, and $18.0 million and $10.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Provision for loan losses for federally insured loans was $8.0 million and $7.0 million for the three months ended September 30, 2018 and 2017, respectively, and $12.0 million and $11.0 million for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, the Company determined an additional allowance was necessary related to a $2.2 billion (principal balance as of September 30, 2018) portfolio of federally insured loans that were purchased in 2013 and 2014, and recognized $5.0 million (pre-tax) in provision expense related to these loans. During the three months ended September 30, 2017, the Company determined an additional allowance was necessary related to a $1.6 billion (principal balance as of September 30, 2017) portfolio of federally insured loans that were purchased in 2014 and 2015, and recognized $5.0 million (pre-tax) in provision expense related to these loans.

The Company did not record a provision for private education loan losses for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recorded a negative provision for private education loan losses of $1.0 million and $2.0 million, respectively.

Provision for loan losses for consumer loans was $2.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $6.0 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in provision is a result of the Company continuing to purchase consumer loans.

Corporate and Other Activities

•
On September 25, 2018, the Company announced it had withdrawn its application with the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions to establish Nelnet Bank, a Utah-chartered industrial bank. The Company originally filed its application on June 28, 2018.

Liquidity and Capital Resources

•
As of September 30, 2018, the Company had cash and cash equivalents of $83.5 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $57.4 million as of September 30, 2018.

•	For the nine months ended September 30, 2018, the Company generated $193.6 million in net cash from operating activities.

•
On June 22, 2018, the Company amended its unsecured $350.0 million line of credit to, among other things, extend the maturity date of the facility from December 12, 2021 to June 22, 2023. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information regarding other provisions of the line of credit that were amended. As of September 30, 2018, the unsecured line of credit had $160.0 million outstanding and $190.0 million was available for future use.

•
The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions.  As of September 30, 2018, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.09 billion, of which approximately $1.18 billion is expected to be generated over the next approximately four years (October 1, 2018 through December 31, 2022).

•
During the nine months ended September 30, 2018, the Company repurchased a total of 319,091 shares of Class A common stock for $16.5 million ($51.77 per share), including 3,297 shares of Class A common stock for $0.2 million ($58.13 per share) repurchased by the Company during the three months ended September 30, 2018.

•
During the nine months ended September 30, 2018, the Company paid cash dividends of $19.5 million ($0.48 per share), including $6.5 million ($0.16 per share) paid during the three months ended September 30, 2018. In addition, the Company's Board of Directors has declared a fourth quarter 2018 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.18 per share. The fourth quarter cash dividend will be paid on December 14, 2018 to shareholders of record at the close of business on November 30, 2018.

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

CONSOLIDATED RESULTS OF OPERATIONS

An analysis of the Company's operating results for the three and nine months ended September 30, 2018 compared to the same periods in 2017 is provided below.

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

	Three months ended		Nine months ended
	September 30,		September 30,		Additional information
	2018	2017	2018	2017
Loan interest	$232,320	193,087	653,414	564,173
Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans outstanding and a decrease in fixed rate floor income as a result of an increase in interest rates.

Investment interest	7,628	3,800	18,581	9,616
Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to an increase in interest-earning investments and an increase in interest rates.

Total interest income	239,948	196,887	671,995	573,789
Interest expense	180,175	121,650	487,174	341,787	Increase was due primarily to an increase in the Company's cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	59,773	75,237	184,821	232,002	See table below for additional analysis.
Less provision for loan losses	10,500	6,700	18,000	10,700	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	49,273	68,537	166,821	221,302
Other income:
LSS revenue	112,579	55,950	327,265	167,079	See LSS operating segment - results of operations.
ETS&PP revenue	58,409	50,358	167,372	149,862	See ETS&PP operating segment - results of operations.
Communications revenue	11,818	6,751	31,327	17,577	See Communications operating segment - results of operations.
Other income	16,673	19,756	44,449	44,874	See table below for the components of "other income."
Gain from debt repurchases	—	116	359	5,537
Gains are from the Company repurchasing its own debt. During the first quarter of 2017, the Company initiated a cash tender offer to purchase any and all of its outstanding Hybrid Securities. The Company paid $25.3 million to redeem $29.7 million of these notes and recognized a gain of $4.4 million. Other gains are from the repurchase of the Company's asset-backed debt securities.

Derivative settlements, net	22,324	(573)	51,018	(2,314)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.

Derivative market value and foreign currency transaction adjustments, net	(5,226)	7,746	49,909	(23,254)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses in 2017 caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars.

Total other income	216,577	140,104	671,699	359,361
Cost of services:
Cost to provide education technology, services, and payment processing services	19,087	15,151	44,087	37,456	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	4,310	2,632	11,892	6,789	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Total cost of services	23,397	17,783	55,979	44,245
Operating expenses:
Salaries and benefits	114,172	74,193	321,932	220,684
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

Depreciation and amortization	22,992	10,051	62,943	27,687
Increase was due to the amortization of intangible assets related to the acquisition of Great Lakes on February 7, 2018 and increased depreciation expense at ALLO. Since the acquisition of ALLO on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion.

Loan servicing fees	3,087	8,017	9,428	19,670
Decrease was due to runoff of the Company's student loan portfolio on third-party platforms, the conversion of loans to the Company's LSS operating segment from third-party platforms, and the acquisition of Great Lakes on February 7, 2018, which prior to the acquisition was a third-party servicer to the Company.

Other expenses	45,194	29,500	119,020	81,923
Increase was due primarily to the acquisition of Great Lakes on February 7, 2018, additional costs to support the increase in payment plans and campus commerce activity, and an increase in operating expenses at ALLO to support the Lincoln, Nebraska network expansion and the number of households served. As part of integrating technology and becoming more efficient and effective in meeting its servicing borrower needs, the Company continues to evaluate the best use of its servicing systems on a post-Great Lakes acquisition basis.  As a result of this evaluation, during the three months ended September 30, 2018, the Company recorded an impairment charge of $3.9 million related to certain external software development costs that were previously capitalized. See each individual operating segment results of operations discussion for additional information.

Total operating expenses	185,445	121,761	513,323	349,964
Income before income taxes	57,008	69,097	269,218	186,454
Income tax expense	13,882	25,562	63,369	70,349
The effective tax rate was 24.44% and 35.57% for the three months ended September 30, 2018 and 2017, respectively, and 23.50% and 36.00% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective tax rates in 2018 were due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	43,126	43,535	205,849	116,105
Net (income) loss attributable to noncontrolling interests	(199)	2,768	438	8,960	Represents primarily the net loss of GreatNet attributable to Great Lakes, prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$42,927	46,303	206,287	125,065

Additional information:
Net income attributable to Nelnet, Inc.	$42,927	46,303	206,287	125,065
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments.

Derivative market value and foreign currency transaction adjustments, net	5,226	(7,746)	(49,909)	23,254
Net tax effect	(1,254)	2,943	11,978	(8,837)
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments	$46,899	41,500	168,356	139,482

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

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Variable loan interest margin	$42,455	48,017	129,756	140,805
Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.

Settlements on associated derivatives	3,361	(4,265)	4,676	(7,598)
Includes the net settlements received (paid) related to the Company’s 1:3 basis swaps, and the cross-currency interest rate swap in place prior to the October 2017 remarketing of previously Euro-denominated bonds.

Variable loan interest margin, net of settlements on derivatives	45,816	43,752	134,432	133,207
Fixed rate floor income	13,659	24,586	45,359	84,382
The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.

Settlements on associated derivatives	19,087	3,883	46,752	5,877	Includes the net settlements received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	32,746	28,469	92,111	90,259
Investment interest	7,628	3,800	18,581	9,616
Corporate debt interest expense	(3,969)	(1,166)	(8,875)	(2,801)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit.
Non-portfolio related derivative settlements	(124)	(191)	(410)	(593)	Includes the net settlements paid related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$82,097	74,664	235,839	229,688

The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Realized and unrealized gains on investments, net (a)	$1,288	2,201	11,505	3,818
Borrower late fee income	3,253	2,731	8,994	9,098
Investment advisory fees (b)	1,183	5,852	4,169	11,661
Management fee revenue (c)	1,756	—	4,673	—
Peterson's revenue (d)	—	3,402	—	9,282
Other	9,193	5,570	15,108	11,015
Other income	$16,673	19,756	44,449	44,874

(a) During the first and second quarters of 2018, the Company recognized unrealized gains totaling $7.2 million related to the change in fair value of certain equity securities, and during the first quarter of 2018 recognized a realized gain of $1.7 million related to the sale of a real estate investment.

(b) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisor subsidiary, under various arrangements and earns annual fees of 25 basis points on the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of September 30, 2018, the outstanding balance of investments subject to these arrangements was $935.3 million. The decrease in advisory fees in 2018 as compared to 2017 was the result of a decrease in performance fees earned.

(c) Represents revenue earned from providing administrative support services primarily to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019.

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
GL - Consumer Servicing
GL - FFELP Servicing
March 31, 2018 Total Servicing Volume $470,816
June 30, 2018 Total Servicing Volume $470,727
September 30, 2018 Total Servicing Volume $464,949
$270,000
$255,000
$240,000
$225,000
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$194,822
$162,538
$7,887
$24,397
$200,289
$167,645
$8,965
$23,679
$200,737
$167,591
$10,190
$22,956
$207,818
$171,647
$10,838
$25,333
$211,414
$172,669
$11,483
$27,262
$215,690
$176,605
$12,116
$26,969
$255,126
$242,063
$1,927
$11,136
$228,794
$176,179
$15,016
$37,599
$241,933
$241,902
$31 - GL Consumer Servicing
$232,208
$179,283
$15,466
$37,459
$232,741
Dec 31, 16
Mar 31, 17
Jun 30, 17
Sep 30, 17
Dec 31, 17
Mar 31, 18
Jun 30, 18
Sep 30, 18

Company owned	$16,962	$16,352	$15,789	$18,403	$17,827	$17,866		$19,113		$19,206
% of total	8.7%	8.2%	7.9%	8.9%	8.4%	3.8%		4.1%		4.1%
Number of servicing borrowers:
Government servicing:	5,972,619	5,924,099	5,849,283	5,906,404	5,877,414	5,819,286	7,456,830	5,745,181	7,378,875	5,805,307	7,486,311
FFELP servicing:	1,312,192	1,263,785	1,218,706	1,317,552	1,420,311	1,399,280	461,553	1,787,419	—	1,754,247	—
Private education and consumer loan servicing:	355,096	389,010	454,182	478,150	502,114	508,750	118,609	672,520	3,987	692,763	—
Total:	7,639,907	7,576,894	7,522,171	7,702,106	7,799,839	7,727,316	8,036,992	8,205,120	7,382,862	8,252,317	7,486,311

Number of remote hosted borrowers:	2,230,019	2,305,991	2,317,151	2,714,588	2,812,713	6,207,747		6,145,981		6,406,923

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Net interest income	$381	147	931	361
Loan servicing and systems revenue	112,579	55,950	327,265	167,079	See table below for additional analysis.
Intersegment servicing revenue	12,290	10,563	34,670	30,839
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. The increase in 2018 was a result of significant purchases of loans by AGM during the second quarter of 2018 of which LSS is the servicer, and the acquisition of Great Lakes on February 7, 2018. Prior to the acquisition, Great Lakes was a third-party servicer to the Company's AGM operating segment.

Other income	1,948	—	5,196	—
Represents revenue earned from providing administrative support services primarily to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019.

Total other income	126,817	66,513	367,131	197,918
Salaries and benefits	70,440	38,435	198,411	116,932
Increase was due to the Great Lakes acquisition, an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status, and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	8,957	549	23,237	1,644
Amortization of intangible assets and depreciation of fixed assets recorded as a result of the Great Lakes acquisition was $4.9 million and $13.1 million for the three and nine months ended September 30, 2018, respectively. Increase in 2018 as compared to 2017 was also due to continued investment in servicing and related support systems.

Other expenses	19,638	10,317	51,591	28,333
Increase was due primarily to the Great Lakes acquisition. In addition, as part of integrating technology and becoming more efficient and effective in meeting borrower needs, the Company continues to evaluate the best use of its servicing systems on a post-Great Lakes acquisition basis.  As a result of this evaluation, during the three months ended September 30, 2018, the Company recorded an impairment charge of $3.9 million related to certain external software development costs that were previously capitalized.

Intersegment expenses	15,029	7,774	43,968	23,496
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase was due to Great Lakes acquisition.

Total operating expenses	114,064	57,075	317,207	170,405
Income before income taxes	13,134	9,585	50,855	27,874
Income tax expense	(3,152)	(4,937)	(12,399)	(14,410)
Reflects income tax expense at an effective tax rate of 24% and 38% in 2018 and 2017, respectively, on income before taxes and the net loss attributable to noncontrolling interest. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	9,982	4,648	38,456	13,464
Net loss attributable to noncontrolling interest	—	3,408	808	10,050	Represents 50 percent of the net loss of GreatNet that was attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$9,982	8,056	39,264	23,514
Before tax and noncontrolling interest operating margin	10.4%	19.5%	14.1%	19.2%
Excluding the amortization of intangibles recorded as a result of the Great Lakes acquisition and the impairment of external software development costs recognized during the three months ended September 30, 2018 as discussed above, before tax and noncontrolling interest operating margin was 17.3% and 18.7% for the three and nine months ended September 30, 2018, respectively.

Loan servicing and systems revenue

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Government servicing - Nelnet	$38,907	38,594	118,015	117,409
Represents revenue from Nelnet Servicing's Department servicing contract. Revenue increased in the three and nine months ended September 30, 2018 due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses compared to the same periods in 2017. This factor was partially offset by a decrease in the number of servicing borrowers in 2018 compared to 2017.

Government servicing - Great Lakes	45,671	—	122,107	—	Represents revenue from the Great Lakes' Department servicing contract from the date of acquisition, February 7, 2018.
FFELP servicing	7,422	3,979	24,259	11,693	Increase was due to the Great Lakes acquisition. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.
Private education and consumer loan servicing	10,007	7,596	31,990	20,535
Increase was due to growth in loan servicing volume from existing and new clients, along with the Great Lakes acquisition. During the first quarter of 2018, Great Lakes recognized $4.6 million in revenue related to a private loan customer deconverting from the Great Lakes servicing platform subsequent to the Company's acquisition of Great Lakes on February 7, 2018.

Software services	8,201	4,430	24,461	13,093
Historically, the majority of software services revenue related to providing hosted student loan servicing. As a result of the Great Lakes acquisition, LSS now also provides hosted guaranty servicing and support to Great Lakes Higher Education Guaranty Corporation, an unrelated third-party FFELP guaranty agency. Increase in 2018 as compared to 2017 was due to an increase in hosted student loan servicing volume and providing the new hosted guaranty servicing.

Outsourced services and other	2,371	1,351	6,433	4,349	The majority of this revenue relates to providing contact center outsourcing activities.
Loan servicing and systems revenue	$112,579	55,950	327,265	167,079

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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Net interest income	$1,510	5	2,924	10	Increase was due to additional interest earnings on cash deposits.
Education technology, services, and payment processing revenue	58,409	50,358	167,372	149,862	See table below for additional information.
Cost to provide education technology, services, and payment processing services	19,087	15,151	44,087	37,456	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume.
Salaries and benefits	19,972	17,432	58,552	50,986	Increase was due to additional personnel to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment systems and products.
Depreciation and amortization	3,435	2,316	10,062	7,053
Amortization of intangible assets related to business acquisitions was $2.8 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively, and was $8.2 million and $6.4 million for the nine months ended September 30, 2018 and 2017, respectively. Increase in 2018 as compared to 2017 was also due to continued investment in payment and related support systems.

Other expenses	4,943	3,981	14,950	13,185	Increase was due to an increase in the number of managed tuition payment plans, campus commerce customer transactions and payments volume, and new school customers.
Intersegment expenses	2,494	2,219	7,630	6,430	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	30,844	25,948	91,194	77,654
Income before income taxes	9,988	9,264	35,015	34,762
Income tax expense	(2,397)	(3,520)	(8,404)	(13,210)
Reflects income tax expense based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	$7,591	5,744	26,611	21,552

On October 16, 2018, the Company terminated its investment in a proprietary payment processing platform. This decision was made as a result of decreases in price and advancements of technology by established processors in the industry. As a result of this decision, the Company will record an impairment charge of approximately $8 million during the three-month period ending December 31, 2018. The charge represents computer equipment and external software development costs related to the payment processing platform. The decision will not impact the Company's existing payment processing revenue or customers. The Company is continuing to evaluate other costs that may be incurred as a result of this decision, including the termination of certain contracts and severance for affected employees. The Company currently believes contract termination and employee severance costs will not be material.

Education technology, services, and payment processing revenue

The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Tuition payment plan services	$19,771	17,885	63,209	58,543	Increase was due to an increase in the number of managed tuition payment plans resulting from the addition of new school customers.
Payment processing	26,956	22,541	62,908	55,371	Increase was due to an increase in payments volume from new school and non-education customers.
Education technology and services	11,419	9,831	40,411	35,804
Increase was due to an increase in the number of customers using the Company’s financial needs assessment services and school administration software and services. Additionally, FACTS Education Solutions has experienced growth in the number of students and teachers receiving its professional development and educational instruction services.

Other	263	101	844	144
Education technology, services, and payment processing revenue	58,409	50,358	167,372	149,862
Cost to provide education technology, services, and payment processing services	19,087	15,151	44,087	37,456	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume.
Net revenue	$39,322	35,207	123,285	112,406
Before tax operating margin	25.4%	26.3%	28.4%	30.9%	Decrease was primarily the result of higher investment in products and software during 2018 as compared to 2017.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Net interest expense	$(4,173)	(1,550)	(9,984)	(3,365)
Nelnet, Inc. (parent company) has a non-participating capital interest in ALLO that has a preferred return. The interest expense incurred by ALLO and related interest income earned by Nelnet, Inc. associated with the capital interest was eliminated for the Company's consolidated financial statements. The average amount outstanding on the non-participating capital interest balance for the three months ended September 30, 2018 and 2017 was $248.5 million and $131.4 million, respectively, and $222.6 million and $98.3 million for the nine months ended September 30, 2018 and 2017, respectively. ALLO used the proceeds from Nelnet's capital contribution for network capital expenditures and related expenses.

Communications revenue	11,818	6,751	31,327	17,577
Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.

Other income	950	—	950	—	During the three months ended September 30, 2018, ALLO became eligible for certain tax incentives related to prior reporting periods. Income was not recognized until all qualifications were met.
Total other income	12,768	6,751	32,277	17,577
Cost to provide communications services	4,310	2,632	11,892	6,789
Cost of services and products are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.

Salaries and benefits	4,554	4,099	13,284	10,489
Since the acquisition of ALLO on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2016, September 30, 2017, December 31, 2017, and September 30, 2018, ALLO had 318, 464, 508, and 527 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO builds its network.

Depreciation and amortization	6,167	3,145	16,585	7,880
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

Other expenses	3,151	2,278	8,811	5,422
Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses	598	470	1,802	1,472	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	14,470	9,992	40,482	25,263
Loss before income taxes	(10,185)	(7,423)	(30,081)	(17,840)
Income tax benefit	2,444	2,821	7,220	6,779
Reflects income tax benefit based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net loss	$(7,741)	(4,602)	(22,861)	(11,061)
The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(7,741)	(4,602)	(22,861)	(11,061)
Net interest expense	4,173	1,550	9,984	3,365
Income tax benefit	(2,444)	(2,821)	(7,220)	(6,779)
Depreciation and amortization	6,167	3,145	16,585	7,880
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$155	(2,728)	(3,512)	(6,595)	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Residential revenue	$8,896	4,680	23,367	11,851
Business revenue	2,861	2,013	7,779	5,525
Other	61	58	181	201
Communications revenue	$11,818	6,751	31,327	17,577

Net (loss) income	$(7,741)	(4,602)	(22,861)	(11,061)
EBITDA (a)	155	(2,728)	(3,512)	(6,595)

Capital expenditures	21,728	29,417	66,816	78,430

Revenue contribution:
Internet	54.6%	47.5%	52.8%	45.3%
Television	28.6	31.3	29.5	31.3
Telephone	16.6	20.9	17.5	22.9
Other	0.2	0.3	0.2	0.5
	100.0%	100.0%	100.0%	100.0%

	As of September 30, 2018	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017	As of September 30, 2017	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016
Residential customer information:
Households served	32,529	27,643	23,541	20,428	16,394	12,460	10,524	9,814
Households passed (b)	110,687	98,538	84,475	71,426	54,815	45,880	34,925	30,962
Total households in current markets (c)	142,602	137,500	137,500	137,500	137,500	137,500	137,500	137,500
Total households in current markets and new markets announced (d)	152,840	152,840	152,840	152,626	137,500	137,500	137,500	137,500

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

(c)	During the third quarter of 2018, ALLO began providing service in Fort Morgan, Colorado.

(d)
During the fourth quarter of 2017, ALLO announced plans to expand its network to make services available in Hastings, Nebraska and Fort Morgan, Colorado. ALLO plans to expand to additional communities in Nebraska and Colorado over the next several years.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS

Loan Portfolio

As of September 30, 2018, the Company had a $22.5 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 7.5 years. For a summary of the Company’s loan portfolio as of September 30, 2018 and December 31, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Loan Activity

The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$22,856,285	23,415,159	21,995,877	25,103,643
Loan acquisitions:
Federally insured student loans	591,196	37,409	3,124,154	141,688
Private education loans	—	123	194	698
Consumer loans	42,819	19,279	80,385	45,270
Total loan acquisitions	634,015	56,811	3,204,733	187,656
Repayments, claims, capitalized interest, and other	(502,474)	(449,837)	(1,714,820)	(1,647,430)
Consolidation loans lost to external parties	(292,749)	(267,331)	(789,321)	(889,067)
Loans sold	(22,320)	—	(23,712)	—
Ending balance	$22,672,757	22,754,802	22,672,757	22,754,802

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

For a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, and a summary of the Company's loan delinquency amounts as of September 30, 2018, December 31, 2017, and September 30, 2017, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses for federally insured loans was $8.0 million and $7.0 million for the three months ended September 30, 2018 and 2017, respectively, and $12.0 million and $11.0 million for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, the Company determined an additional allowance was necessary related to a $2.2 billion (principal balance as of September 30, 2018) portfolio of federally insured loans that were purchased in 2013 and 2014, and recognized $5.0 million (pre-tax) in provision expense related to these loans. During the three months ended September 30, 2017, the Company determined an additional allowance was necessary related to a $1.6 billion (principal balance as of September 30, 2017) portfolio of federally insured loans that were purchased in 2014 and 2015, and recognized $5.0 million (pre-tax) in provision expense related to these loans.

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

The Company did not record a provision for private education loan losses for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recorded a negative provision for private education loan losses of $1.0 million and $2.0 million, respectively.

Provision for loan losses for consumer loans was $2.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $6.0 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in provision is a result of the Company continuing to purchase consumer loans.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Variable loan yield, gross	4.57%	3.64%	4.40%	3.45%
Consolidation rebate fees	(0.83)	(0.85)	(0.84)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.03	0.07	0.04	0.07
Variable loan yield, net	3.77	2.86	3.60	2.68
Loan cost of funds - interest expense	(3.10)	(2.09)	(2.89)	(1.91)
Loan cost of funds - derivative settlements (a) (b)	0.06	(0.07)	0.03	(0.04)
Variable loan spread	0.73	0.70	0.74	0.73
Fixed rate floor income, gross	0.23	0.42	0.27	0.47
Fixed rate floor income - derivative settlements (a) (c)	0.34	0.07	0.28	0.03
Fixed rate floor income, net of settlements on derivatives	0.57	0.49	0.55	0.50
Core loan spread (d)	1.30%	1.19%	1.29%	1.23%

Average balance of loans	$22,971,361	23,188,577	22,600,841	23,948,108
Average balance of debt outstanding	22,557,437	22,892,789	22,165,059	23,687,067

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

(d)
The Company began to purchase consumer loans in the second quarter of 2017. Consumer loans are currently funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.25% and 1.17% for the three months ended September 30, 2018 and 2017, respectively, and 1.25% and 1.22% for the nine months ended September 30, 2018 and 2017, respectively.

A trend analysis of the Company's core and variable loan spreads is summarized below.

1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.23%
1.28%
1.19%
1.26%
1.29%
1.29%
1.30%
0.10%
0.01%
0.04%
-0.03%
-0.05%
0.08%
0.08%
0.71%
0.78%
0.70%
0.78%
0.81%
0.70%
0.73%
Q1 17
Q2 17
Q3 17
Q4 17
Q1 18
Q2 18
Q3 18
Core
Variable
Asset/Liability Base Rate Spread

(a)
The interest earned on the majority of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate. The Company funds a large portion of its assets with three-month LIBOR indexed floating rate securities. The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on loan spread. This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR rate by quarter. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s FFELP student loan assets and related funding for those assets.

Variable loan spread increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 due to the impact of the Company beginning to purchase consumer loans in the second quarter of 2017. Variable loan spread without consumer loans was 0.68% for both the three months ended September 30, 2018 and 2017, and 0.70% and 0.72% for the nine months ended September 30, 2018 and 2017, respectively.

The difference between variable loan spread and core loan spread is fixed rate floor income. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed rate floor income, gross	$13,659	24,586	45,359	84,382
Derivative settlements (a)	19,087	3,883	46,752	5,877
Fixed rate floor income, net	$32,746	28,469	92,111	90,259
Fixed rate floor income contribution to spread, net	0.57%	0.49%	0.55%	0.50%

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The decrease in gross fixed rate floor income for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was due to an increase in interest rates. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Net interest income after provision for loan losses	$48,665	67,197	164,152	217,067	See table below for additional analysis.
Other income	3,267	2,753	9,032	9,152
The primary component of other income is borrower late fees. The increase in the three months ended September 30, 2018 as compared to the same period in 2017 was due to an increase in federally insured loan delinquencies. The decrease in the nine months ended September 30, 2018 as compared to the same period in 2017 was due to a decrease in the average balance of loans.

Gain from debt repurchases	—	116	359	1,097	Gains were from the Company repurchasing its own asset-backed debt securities.
Derivative settlements, net	22,448	(382)	51,428	(1,721)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value and foreign currency transaction adjustments, net	(6,056)	7,702	47,070	(23,121)
Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses in 2017 caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars.

Total other income (expense)	19,659	10,189	107,889	(14,593)
Salaries and benefits	424	392	1,183	1,156
Loan servicing fees	3,087	8,017	9,428	19,670
Third party loan servicing fees decreased due to runoff of the Company's loan portfolio on third-party platforms, significant conversions of loans to the LSS operating segment in August 2017 (in which the Company incurred $2.8 million in conversion fees), July 2018, and September 2018, and the acquisition of Great Lakes in February 2018, which prior to the acquisition was a third-party servicer to the Company. Servicing fees on loans serviced by Great Lakes are included in intersegment expenses effective as of the acquisition date.

Other expenses	845	676	2,982	2,487
Intersegment expenses	12,378	10,659	34,943	31,114
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Increase was due to significant purchases of loans during the second quarter of 2018 of which LSS is the servicer, significant conversions of loans in August 2017, July 2018, and September 2018, and the acquisition of Great Lakes in February 2018, as described above. Intersegment expenses also represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	16,734	19,744	48,536	54,427
Total operating expenses were 29 basis points and 35 basis points of the average balance of student loans for the three months ended September 30, 2018 and 2017, respectively, and 29 basis points and 31 basis points for the nine months ended September 30, 2018 and 2017, respectively. When excluding the $2.8 million of conversion fees paid in August 2017 to a third-party to transfer loans to the LSS operating segment's servicing platform, total operating expenses were 29, 30, 29, and 30 basis points for the three months ended September 30, 2018 and 2017 and nine months ended September 30, 2018 and 2017, respectively.

Income before income taxes	51,590	57,642	223,505	148,047
Income tax expense	(12,381)	(21,904)	(53,641)	(56,258)
Reflects income tax expense based on effective tax rates of 24% and 38% in 2018 and 2017, respectively. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.

Net income	$39,209	35,738	169,864	91,789

Additional information:
Net income	$39,209	35,738	169,864	91,789
Derivative market value and foreign currency transaction adjustments, net	6,056	(7,702)	(47,070)	23,121
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments. Net income, excluding derivative market value and foreign currency transaction adjustments, increased in 2018 compared to the same periods in 2017, due to a decrease in the segment's effective tax rate from 38% in 2017 to 24% in 2018 as the result of the Tax Cuts and Jobs Act and an increase in core student loan spread. These items were partially offset by a decrease in the average balance of loans.

Net tax effect	(1,453)	2,927	11,297	(8,786)
Net income, excluding derivative market value and foreign currency transaction adjustments	$43,812	30,963	134,091	106,124

Additional information - before income taxes:
Income before income taxes	$51,590	57,642	223,505	148,047
Derivative market value and foreign currency transaction adjustments, net	6,056	(7,702)	(47,070)	23,121
Income before income taxes, excluding derivative market value and foreign currency transaction adjustments	$57,646	49,940	176,435	171,168

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2018	2017	2018	2017
Variable interest income, gross	$264,675	213,118	742,938	618,197	Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(47,868)	(48,986)	(143,091)	(151,469)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,855	4,371	8,207	13,064
Net discount accretion was due to the Company's purchases of loans at a net discount over the last several years. The decrease in 2018 as compared to the same periods in 2017 was due to significant loan purchases made by the Company during 2018 at a net premium.

Variable interest income, net	218,662	168,503	608,054	479,792
Interest on bonds and notes payable	(176,207)	(120,486)	(478,298)	(338,987)	Increase was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	3,361	(4,265)	4,676	(7,598)	Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps and the previous cross-currency interest rate swap.
Variable loan interest margin, net of settlements on derivatives (a)	45,816	43,752	134,432	133,207
Fixed rate floor income, gross	13,659	24,586	45,359	84,382	Fixed rate floor income decreased due to the rising interest rate environment.
Derivative settlements, net (a)	19,087	3,883	46,752	5,877	Derivative settlements include the settlements received related to the Company's floor income interest rate swaps. Increase in settlements due to the rising interest rate environment.
Fixed rate floor income, net of settlements on derivatives	32,746	28,469	92,111	90,259
Core loan interest income (a)	78,562	72,221	226,543	223,466
Investment interest	3,719	1,882	9,467	4,491	Increase was due to a higher balance of interest-earning investments and an increase in interest rates.
Intercompany interest	(668)	(588)	(2,430)	(1,911)
Provision for loan losses - federally insured loans	(8,000)	(7,000)	(12,000)	(11,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision for loan losses - private education loans	—	1,000	—	2,000
Provision for loan losses - consumer loans	(2,500)	(700)	(6,000)	(1,700)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$71,113	66,815	215,580	215,346

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

Sources of Liquidity and Available Capacity

The Company has historically generated positive cash flow from operations.  For the nine months ended September 30, 2018, the Company's net cash provided from operating activities was $193.6 million.

As of September 30, 2018, the Company had cash and cash equivalents of $83.5 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $57.4 million as of September 30, 2018.

The Company also has a $350.0 million unsecured line of credit that matures on June 22, 2023. As of September 30, 2018, there was $160.0 million outstanding on the unsecured line of credit and $190.0 million was available for future use.

In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2018, the Company holds $15.0 million (par value) of its own asset-backed securities.

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

Cash Flows

During the nine months ended September 30, 2018, the Company generated $193.6 million from operating activities, compared to $237.1 million for the same period in 2017. The decrease in cash provided by operating activities reflects the adjustments to net income from derivative market value and foreign currency transaction adjustments and the impact of changes in loan accrued interest receivable and other liabilities during the nine months ended September 30, 2018 as compared to the same period in 2017. These factors were partially offset by the increase in net income, an increase in the adjustments to net income for depreciation and amortization and deferred taxes, and the impact of changes in other assets.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash used in investing activities and provided by financing activities for the nine months ended September 30, 2018 was $0.9 billion and $0.8 billion, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2017 was $2.2 billion and $2.6 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral

The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of September 30, 2018
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$21,617,844	4/25/24 - 10/25/66
FFELP warehouse facilities	705,144	11/19/19 / 5/31/21
	$22,322,988

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

As of September 30, 2018, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.09 billion as detailed below.

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2018.  As of September 30, 2018, the Company had $21.8 billion of loans included in asset-backed securitizations, which represented 96.4 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2018, private education and consumer loans funded with operating cash, and loans acquired subsequent to September 30, 2018.

Asset-backed Securitization Cash Flow Forecast
$2.09 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $2.09 billion include approximately $0.90 billion (as of September 30, 2018) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet: "loans receivable," "restricted cash," and "loan accrued interest receivable." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $1.19 billion, or approximately $0.90 billion after estimated income taxes based on the current effective tax rate, is expected to be accretive to the Company's September 30, 2018 balance of consolidated shareholders' equity.

Certain of the Company’s asset-backed securitizations are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any remaining principal until such time as all principal on the notes has been paid in full.  Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitization will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.

Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $175 million to $210 million.

Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities.  Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate.  The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk.  The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices.  If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $110 million to $130 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.

The Company uses the current forward interest rate yield curve to forecast cash flows.  A change in the forward interest rate curve would impact the future cash flows generated from the portfolio.  An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.  The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivative instruments used by the Company to manage interest rate risk. As of September 30, 2018, the net fair value of the Company's interest rate derivatives used to hedge loans earning fixed rate floor income was a net asset of $118.5 million. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

FFELP Warehouse Facilities

The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2018, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.05 billion, of which $0.71 billion was outstanding, and $0.34 billion was available for additional funding. Prior to November 6, 2018, one warehouse facility provided for formula-based advance rates, depending on FFELP loan type, up to a maximum of the principal and interest of loans financed. The advance rates for collateral could have increased or decreased based on market conditions. On November 6, 2018, the Company amended the agreement for this warehouse facility, which changed the formula-based advance rates to be static until the expiration of the current liquidity provisions. In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility. The other warehouse facility has static advance rates that requires initial equity for loan funding, but does not require increased equity based on market movements. As of September 30, 2018, the Company had $36.1 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2018, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

Union Bank Participation Agreement

The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2018, $620.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-Backed Securities Transactions

During the first three quarters of 2018, the Company completed four asset-backed securitizations totaling $2.5 billion (par value). See note 4 of the notes to consolidated financial statements included under Part I, Item I of this report for additional information on these securitizations. The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.

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

Liquidity Impact Related to Hedging Activities

The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2018, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing requirements require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment

ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in seven communities in Nebraska and one in Colorado. In 2016, ALLO began to expand its network to make its services available to substantially all commercial and residential premises in Lincoln, Nebraska, and currently plans to expand to additional communities in Nebraska and Colorado over the next several years. For the nine months ended September 30, 2018, ALLO's capital expenditures were $66.8 million. The Company anticipates total ALLO network capital expenditures for the remainder of 2018 (October 1, 2018 - December 31, 2018) will be approximately $25 million. However, this amount could change based on customer demand for ALLO's services. As of December 31, 2017, ALLO had a $270.0 million line of credit with Nelnet, Inc. (parent company) that ALLO used for its operating activities and capital expenditures. The outstanding amount owed by ALLO to Nelnet, Inc. and the related interest expense incurred by ALLO and the interest income recognized by Nelnet, Inc. under this line of credit was eliminated in the Company's consolidated financial statements. On January 1, 2018, ALLO received funds contributed by Nelnet, Inc. for a non-participating capital interest in ALLO that has a preferred return.  ALLO used the proceeds from this capital contribution to pay off all of the outstanding balance on its line of credit with Nelnet, Inc., including all accrued and unpaid interest on such line of credit.  For financial reporting purposes, the capital interest recorded by ALLO is classified as debt and such debt and the preferred return paid to Nelnet, Inc. on the capital interest (reflected as interest expense for ALLO) is eliminated in the consolidated financial statements.

The Company currently plans to use cash from operating activities and its third-party $350.0 million unsecured line of credit to fund ALLO's capital expenditures and operating expenses.

Other Debt Facilities

As discussed above, the Company has a $350.0 million unsecured line of credit with a maturity date of June 22, 2023. On June 22, 2018, the Company amended this line of credit. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information regarding the provisions of the line of credit that were amended. As of September 30, 2018, the unsecured line of credit had $160.0 million outstanding and $190.0 million was available for future use. Upon the maturity date in 2023, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of September 30, 2018, the outstanding balance of Hybrid Securities was $20.4 million.

The Company has other notes payable included in its consolidated financial statements which were issued by partnerships in connection with the development of certain real estate projects in Lincoln, Nebraska, including a project involving Hudl, a related party. Although the Company's ownership of these partnerships are 50 percent or less, because the Company was the developer of and is a current tenant in these buildings, the operating results of these partnerships are included in the Company's consolidated financial statements. The total amount of real estate debt outstanding issued by these partnerships and included in the Company's consolidated financial statements as of September 30, 2018 was $33.9 million, of which $7.8 million was recourse to the Company.

Debt Repurchases

Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 5 of the notes to consolidated financial statements included in the 2017 Annual Report for information on debt repurchased by the Company during the years 2015 through 2017 and note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information on debt repurchased by the Company during the three and nine months ended September 30, 2018.

Stock Repurchases

The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2018, June 30, 2018 and September 30, 2018 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the third quarter of 2018, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2018	222,174	$11,418	51.39
Quarter ended June 30, 2018	93,620	4,910	52.44
Quarter ended September 30, 2018	3,297	192	58.13
Total	319,091	$16,520	51.77

Dividends

On September 14, 2018, the Company paid a third quarter 2018 cash dividend on the Company's Class A and Class B common stock of $0.16 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2018 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.18 per share. The fourth quarter cash dividend will be paid on December 14, 2018 to shareholders of record at the close of business on November 30, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the Company's consolidated financial statements, which have been prepared in accordance with GAAP. A discussion of the Company's critical accounting policies and estimates, which include those for the allowance for loan losses, income taxes, and accounting for derivatives, can be found in the 2017 Annual Report. There were no significant changes to these critical accounting policies and estimates during the first nine months of 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

Leases
In February 2016, the FASB issued a new standard regarding the accounting for leases. The standard will require the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability for all leases with a term longer than twelve months and classify the lease as operating or financing. The income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases.

The standard requires the use of the modified retrospective transition method, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company expects to adopt the new standard on its effective date of January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs.
While the Company is continuing to evaluate the impact this pronouncement will have on its ongoing financial reporting, it currently believes the most significant changes will relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet primarily for office and dark fiber operating leases; (2) the derecognition of existing assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed assets that currently do not qualify for sale accounting; and (3) providing significant new disclosures about the Company’s leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify and to elect the practical expedient to not separate lease and non-lease components for all of its leases.
In addition, the Company has identified itself as the lessor in its Communications operating segment for services provided to customers that include customer-premise equipment. The Company expects to apply the practical expedient to account for those services and associated leases as a single, combined component. The Company has determined the non-lease services are ‘predominant’ in those contracts, which will require the Company to continue to account for the combined component as a single performance obligation under ASC Topic 606.
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

The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2018		As of December 31, 2017
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$3,171,134	14.0%	$4,966,125	22.6%
Variable-rate loan assets	19,501,623	86.0	17,029,752	77.4
Total	$22,672,757	100.0%	$21,995,877	100.0%

Fixed-rate debt instruments	$90,105	0.4%	$101,002	0.5%
Variable-rate debt instruments	22,492,933	99.6	21,626,125	99.5
Total	$22,583,038	100.0%	$21,727,127	100.0%

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

No variable-rate floor income was earned by the Company during the nine months ended September 30, 2018 and 2017. A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed rate floor income, gross	$13,659	24,586	45,359	84,382
Derivative settlements (a)	19,087	3,883	46,752	5,877
Fixed rate floor income, net	$32,746	28,469	92,111	90,259

(a)	Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

Gross fixed rate floor income decreased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 due to an increase in interest rates.

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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%.

The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2018.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
4.5 - 4.99%	4.87%	2.23%	$224,158
5.0 - 5.49%	5.22%	2.58%	525,656
5.5 - 5.99%	5.67%	3.03%	349,857
6.0 - 6.49%	6.19%	3.55%	399,150
6.5 - 6.99%	6.70%	4.06%	384,416
7.0 - 7.49%	7.17%	4.53%	137,146
7.5 - 7.99%	7.71%	5.07%	234,915
8.0 - 8.99%	8.18%	5.54%	539,835
> 9.0%	9.05%	6.41%	197,587
			$2,992,720

(a)
The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2018, the weighted average estimated variable conversion rate was 4.00% and the short-term interest rate was 214 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2018 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$250,000	0.92%
2019	3,250,000	0.97
2020	1,500,000	1.01
2023	750,000	2.28
2024	300,000	2.28
2025	100,000	2.32
2027	50,000	2.32
2028	100,000	3.03
	$6,300,000	1.26%

(a)	For all interest rate derivatives, the Company receives discrete three-month LIBOR.
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

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2018.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$20,770,474	—
3 month H15 financial commercial paper	Daily	1,002,707	—
3 month Treasury bill	Daily	617,562	—
3 month LIBOR (a)	Quarterly	—	10,522,798
1 month LIBOR	Monthly	—	10,173,089
Auction-rate (b)	Varies	—	799,576
Asset-backed commercial paper (c)	Varies	—	705,144
Other (d)		1,301,946	1,492,082
		$23,692,689	23,692,689

(a)
The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2018.

Maturity	Notional amount
2018	$250,000
2019	3,500,000
2020	1,000,000
2021	250,000
2022	2,000,000
2023	750,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$10,250,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2018 was one-month LIBOR plus 9.4 basis points.

(b)
As of September 30, 2018, the Company was sponsor for $799.6 million of asset-backed securities that are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(5,285)	(9.2)%	$(10,007)	(17.6)%	$(2,948)	(5.2)%	$(8,843)	(15.5)%
Impact of derivative settlements	15,134	26.5	45,403	79.6	1,966	3.5	5,897	10.3
Increase (decrease) in net income before taxes	$9,849	17.3%	$35,396	62.0%	$(982)	(1.7)%	$(2,946)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.18		$0.66		$(0.02)		$(0.05)

	Three months ended September 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(9,044)	(13.1)%	$(16,828)	(24.4)%	$(3,296)	(4.8)%	$(9,889)	(14.3)%
Impact of derivative settlements	14,179	20.5	42,534	61.6	1,890	2.7	5,671	8.2
Increase (decrease) in net income before taxes	$5,135	7.4%	$25,706	37.2%	$(1,406)	(2.1)%	$(4,218)	(6.1)%
Increase (decrease) in basic and diluted earnings per share	$0.08		$0.38		$(0.02)		$(0.06)

	Nine months ended September 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,559)	(5.8)%	$(27,145)	(10.1)%	$(8,998)	(3.3)%	$(26,993)	(10.0)%
Impact of derivative settlements	47,781	17.7	143,341	53.2	5,822	2.2	17,466	6.6
Increase (decrease) in net income before taxes	$32,222	11.9%	$116,196	43.1%	$(3,176)	(1.1)%	$(9,527)	(3.4)%
Increase (decrease) in basic and diluted earnings per share	$0.60		$2.16		$(0.06)		$0.17

	Nine months ended September 30, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(30,205)	(16.2)%	$(54,221)	(29.1)%	$(10,314)	(5.5)%	$(30,943)	(16.6)%
Impact of derivative settlements	45,396	24.3	136,182	73.1	4,368	2.3	13,105	7.0
Increase (decrease) in net income before taxes	$15,191	8.1%	$81,961	44.0%	$(5,946)	(3.2)%	$(17,838)	(9.6)%
Increase (decrease) in basic and diluted earnings per share	$0.23		$1.20		$(0.08)		$(0.25)

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes the repurchases of Class A common stock during the third quarter of 2018 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2018	327	$60.90	—	2,852,355
August 1 - August 31, 2018	—	—	—	2,852,355
September 1 - September 30, 2018	2,970	57.83	—	2,852,355
Total	3,297	$58.13	—

(a)
These shares were owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares, and were purchased at the closing price of the Company’s shares on the date of vesting.

(b)
On August 4, 2016, the Company announced that its Board of Directors authorized a new stock repurchase program in May 2016 to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019.

Working capital and dividend restrictions/limitations

The Company's $350 million unsecured line of credit, which is available through June 22, 2023, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, the payment of dividends by the Company is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.

ITEM 6.  EXHIBITS

10.1*	Master Private Loan Program Agreement dated as of August 22, 2018, by and between Union Bank and Trust Company and Nelnet, Inc.

10.2*+	Education Loan Marketing Agreement dated as of August 22, 2018, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company.

10.3*+	Private Student Loan Origination and Servicing Agreement dated as of August 22, 2018, by and between Nelnet Servicing, LLC, d/b/a Firstmark Services, and Union Bank and Trust Company.

10.4*+	Loan Participation Agreement dated as of August 22, 2018, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith
+ Certain portions of this exhibit have been redacted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 8, 2018	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 8, 2018	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer