Form 10-K
period 2018-12-31
NELNET INC
filed 2019-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $58.41 per share, was $1,224,618,686. For purposes of this calculation, the registrant’s directors, executive officers, and greater than 10 percent shareholders are deemed to be affiliates.
As of January 31, 2019, there were 28,732,998 and 11,459,641 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2019 Annual Meeting of Shareholders, scheduled to be held May 23, 2019, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2018

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document.  Statements that are not historical facts, including statements about the Company's plans and expectations for future financial condition, results of operations or economic performance, or that address management's plans and objectives for future operations, and statements that assume or are dependent upon future events, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “scheduled,” “should,” “will,” “would,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements.
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:
•loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, and consumer loans and initiatives to purchase additional FFELP, private education, and consumer loans, and risks from changes in levels of loan prepayment or default rates;
•financing and liquidity risks, including risks of changes in the general interest rate environment, including the availability of any relevant money market index rate such as LIBOR or the relationship between the relevant money market index rate and the rate at which the Company's assets and liabilities are priced, and in the securitization and other financing markets for loans, including adverse changes resulting from unanticipated repayment trends on student loans in FFELP securitization trusts that could accelerate or delay repayment of the associated bonds, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;
•risks from changes in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans;
•the uncertain nature of the expected benefits from the acquisition of Great Lakes Educational Loan Services, Inc. ("Great Lakes") on February 7, 2018 and the ability to successfully integrate technology and other activities and successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 30 percent of the Company's revenue in 2018, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the risk that Company teams may not be successful in obtaining contracts, risks related to the development by the Company and Great Lakes of a new student loan servicing platform, including risks as to whether the expected benefits from the new platform will be realized, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, FFELP, and private education and consumer loans;
•risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors, including cybersecurity risks related to the potential disclosure of confidential student loan borrower and other customer information, the potential disruption of the Company's systems or those of third-party vendors or customers, and/or the potential damage to the Company's reputation resulting from cyber-breaches;
•uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;
•risks and uncertainties related to the ability of ALLO Communications LLC to successfully expand its fiber network and market share in existing service areas and additional communities and manage related construction risks;
•risks and uncertainties related to initiatives to pursue additional strategic investments and acquisitions, including investments and acquisitions that are intended to diversify the Company both within and outside of its historical core education-related businesses; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs, resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. Although the Company may from time to time voluntarily update or revise its prior forward-looking statements to reflect actual results or changes in the Company's expectations, the Company disclaims any commitment to do so except as required by securities laws. In this report, unless the context indicates otherwise, references to "Nelnet," "the Company," "we," "our," and "us" refer to Nelnet, Inc. and its subsidiaries.

PART I.
ITEM 1. BUSINESS
Overview
Nelnet is a diverse company with a focus on delivering education-related products and services and loan asset management. The largest operating businesses engage in student loan servicing; education technology, services, and payment processing; and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and early-stage and emerging growth companies. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2018, the Company had a $22.4 billion loan portfolio, consisting primarily of FFELP loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.7 years. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. However, since July 1, 2010, which is the effective date on and after which no new loans can be originated under the FFEL Program, the Company has purchased $25.1 billion of FFELP loans from other FFELP loan holders looking to exit or adjust their FFELP businesses. The Company believes there may be additional opportunities to purchase FFELP portfolios to generate incremental earnings and cash flow. However, since all FFELP loans will eventually run off, a key objective of the Company is to reposition itself for the post-FFELP environment.
To reduce its reliance on interest income on student loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business acquisitions. In addition, in 2009, the Company began servicing federally owned student loans for the Department.
Operating Segments
The Company has four reportable operating segments summarized below. Business activities and operating segments that are not reportable are combined and included in "Corporate and Other Activities."
Loan Servicing and Systems ("LSS")
•Referred to as Nelnet Diversified Solutions (“NDS”)
•Focuses on student loan servicing, consumer loan origination and servicing, student loan servicing-related technology solutions, and outsourcing services for lenders and other entities
•Includes the brands Nelnet Loan Servicing, Great Lakes, Firstmark Services, GreatNet Solutions, and Proxi
Education Technology, Services, and Payment Processing ("ETS&PP")
•Referred to as Nelnet Business Solutions (“NBS”)
•Focuses on tuition payment plans and billings, financial needs assessment services, online payment and refund processing, school information system software, payment technologies, and professional development and educational instruction services
•Includes the brands FACTS Management, FACTS SIS, Nelnet Campus Commerce, PaymentSpring, FACTS Education Solutions, Aware3, Unilink, and PCSchools

Communications
•Includes the operations of ALLO Communications LLC ("ALLO")
•Focuses on providing fiber optic service directly to homes and businesses for internet, telephone, and television services

Asset Generation and Management ("AGM")
•Includes the acquisition and management of the Company's student and other loan assets
A more detailed description of each of the Company's reportable operating segments and Corporate and Other Activities is provided below.
Loan Servicing and Systems
The primary service offerings of this operating segment include:
•Servicing federally-owned student loans for the Department
•Servicing FFELP loans
•Originating and servicing private education and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including call center, processing, and marketing services
On February 7, 2018, the Company acquired Great Lakes. The operating results of Great Lakes are included in the Loan Servicing and Systems operating segment from the date of acquisition. Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes are two of the four large private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of the acquisition date, Great Lakes was servicing approximately $242 billion in government-owned student loans, approximately $11 billion in FFELP loans, and approximately $2 billion in private education loans.
From the date of acquisition and going forward, Great Lakes and Nelnet Servicing have continued, and will continue, to service their respective government-owned portfolios on behalf of the Department, while maintaining their distinct brands, independent servicing operations, and teams. Likewise, each entity will continue to compete for new student loan volume under its respective existing contract with the Department. The Company has integrated, and will continue to integrate, technology as well as shared services and other activities to become more efficient and effective in meeting borrower needs. During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education loan servicing volume to Nelnet Servicing's servicing platform to leverage the efficiencies of supporting more volume on fewer systems.
As of December 31, 2018, the Company serviced $464.6 billion of loans for 15.6 million borrowers. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") - "Loan Servicing and Systems Operating Segment - Results of Operations - Student Loan Servicing Volumes" for additional information related to the Company's servicing volume.
Servicing federally-owned student loans for the Department
As discussed above, Nelnet Servicing and Great Lakes are two of four large private sector companies, or TIVAS, awarded student loan servicing contracts by the Department to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. Under the servicing contracts, Nelnet Servicing and Great Lakes earn a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by Nelnet Servicing or Great Lakes, respectively. The amount paid per each unique borrower is dependent on the status of the borrower (e.g., in school or in repayment). As of December 31, 2018, Nelnet Servicing was servicing $179.5 billion of student loans for 5.8 million borrowers under its contract, and Great Lakes was servicing $232.7 billion of student loans for 7.5 million borrowers under its contract. The Department is the Company's largest customer, representing 30 percent of the Company's revenue in 2018.
The servicing contracts with the Department are currently scheduled to expire on June 16, 2019. On February 20, 2018, the Department’s Office of Federal Student Aid ("FSA") released information regarding a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for the servicing of all student loans owned by the Department. On August 24, August 27, and September 24, 2018, FSA made announcements that included canceling certain components of the NextGen process and issuing a solicitation for a separate new procurement process for certain of those NextGen components that were canceled.

On January 15, 2019, FSA released an amendment canceling all components of NextGen except the Enterprise-Wide Digital and Customer Care Platforms and Services component and issued new solicitations for three new NextGen components:
•NextGen Enhanced Processing Solution
•NextGen Business Process Operations
•NextGen Optimal Processing Solution

On February 20, 2019, FSA awarded the Enterprise-Wide Digital and Customer Care Platforms and Services component to Accenture Federal Services. The Company is part of teams that currently intend to respond to the solicitations for each of the three ongoing NextGen components. The Company cannot predict the timing, nature, or outcome of these solicitations.
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
The Department currently allocates new loan volume among the TIVAS and NFP servicers based on the following performance metrics:
•Two metrics measure the satisfaction among separate customer groups, including borrowers (35 percent) and FSA personnel who work with the servicers (5 percent).

•Three metrics measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default as reflected by the percentage of borrowers in current repayment status (30 percent), percentage of borrowers more than 90 days but fewer than 271 days delinquent (15 percent), and percentage of borrowers over 270 days and fewer than 361 days delinquent (15 percent). The loans are evaluated in 15 different loan portfolio stratifications to account for differences in portfolios.

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
Under the most recent publicly announced performance metrics measurements used by the Department for the quarterly periods January 1, 2018 through June 30, 2018, Great Lakes' and Nelnet Servicing's overall rankings among the nine current servicers for the Department were second and fourth, respectively. Based on these results, Great Lakes' and Nelnet Servicing's allocation of new student loan servicing volumes for the period September 1, 2018 through February 28, 2019 are 17 percent and 11 percent, respectively.
Incremental revenue components earned by Nelnet Servicing or Great Lakes from the Department (in addition to loan servicing revenues) include:
•Administration of the Total and Permanent Disability (TPD) Discharge program. Nelnet Servicing processes applications for the TPD discharge program and is responsible for discharge, monitoring, and servicing TPD loans. Individuals who are totally and permanently disabled may qualify for a discharge of their federal student loans, and the Company processes applications under the program and receives a fee from the Department on a per application basis, as well as a monthly servicing fee during the monitoring period. Nelnet Servicing is the exclusive provider of this service to the Department.
•Origination of consolidation loans. Beginning in 2014, the Department implemented a process to outsource the origination of consolidation loans whereby each of the four TIVAS, and beginning in December 2017, each of the NFP servicers, receives Federal Direct Loan consolidation origination volume based on borrower choice. The Department pays the Company a fee for each completed consolidation loan application it processes. Nelnet Servicing and Great Lakes each service the consolidation volume it originates.
Servicing FFELP loans
LSS, referred to as NDS, services the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients.

The Company uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).
The Company serviced FFELP loans on behalf of 151 third-party servicing customers as of December 31, 2018. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts, which essentially provide that as long as the applicable loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down. However, the Company believes there may be opportunities to service additional FFELP loan portfolios from current FFELP participants as the program winds down.
Originating and servicing private education and consumer loans
NDS conducts origination and servicing activities for private education and consumer loans. Private education loans are non-federal loans made to students or their families; as such, the loans are not issued or guaranteed by the federal government. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or the borrowers' personal resources. Although similar in terms of activities and functions as FFELP loan servicing (i.e., application processing, disbursement processing, payment processing, customer service, statement distribution, and reporting), private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements.
The Company has invested and currently plans to continue to invest in modernizing key technologies and services to position its consumer loan servicing business for the long-term, expanding services to include personal loan products and other consumer installment assets. The Company is in the process of a complete re-architecting of its private education and consumer loan origination and repayment servicing systems. Improvements in systems will allow for diversified products to be both originated and serviced with state-of-the-art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is a key growth area. In both back-up servicing and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.
The Company serviced private education and consumer loans on behalf of 59 third-party servicing customers as of December 31, 2018. In addition, the Company provides back-up servicing arrangements to assist 9 entities for more than 1.4 million borrowers. For a monthly fee, these arrangements require a 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer.
Providing student loan servicing software and other information technology products and services
NDS provides data center services, student loan servicing software for servicing private education and federal loans, guaranty servicing software, and consulting and professional services to support the technology platforms. These proprietary software systems are used internally by the Company and/or licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2018, 6.4 million borrowers were hosted on the Company's hosted servicing software solution platforms.
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
With the elimination of new loan originations under the FFEL Program, four servicers, including Nelnet Servicing and Great Lakes, were named by the Department in 2009 as servicers of federally-owned loans. The two other servicers are FedLoan Servicing (Pennsylvania Higher Education Assistance Agency ("PHEAA")) and Navient. In addition, the Department has contracts with 31 NFP entities to service student loans that are serviced by 5 prime NFP servicers. The Company currently licenses its hosted servicing software to three prime NFP servicers that represent 13 NFP organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to the NFP servicers.
The Company is one of the leaders in the development of servicing software for guaranty agencies, consumer and private education loan programs, the Federal Direct Loan Program, and FFELP student loans. Many student loan lenders and servicers utilize the Company's software either directly or indirectly. The Company believes the investments it has made to scale its systems and to create a secure infrastructure to support the Department's servicing volume and requirements increase its competitive advantage as a long-term partner in the loan servicing market.
Education Technology, Services, and Payment Processing
ETS&PP, referred to as NBS, provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education). It also provides innovative education-focused technologies, services, and support solutions to help schools automate administrative processes and collect and process commerce data. The Company also provides to K-12 schools professional development and educational instruction services and provides payment technology and services for software platforms, businesses, and nonprofits beyond the K-12 and higher education space.
The majority of this segment's customers are located in the United States; however, the Company has begun providing its products and services in Australia, New Zealand, and Southeast Asia, and currently believes there are opportunities to increase its customer base and revenues internationally.
See the MD&A - "Education Technology, Services, and Payment Processing Operating Segment - Results of Operations" for a discussion of the seasonality of the business in this operating segment.
K-12
In the K-12 market, the Company (known as FACTS Management) offers (i) actively managed tuition payment plans and billing services; (ii) assistance with financial needs assessment and donor management; (iii) school information system software that helps schools automate administrative processes such as admissions, enrollment, scheduling, student billing, attendance, and grade book management; (iv) professional development and educational instruction services; and (v) innovative technology products that aid in teacher and student evaluations. The Company provides services for over 11,500 K-12 schools and serves nearly 4.0 million students and families.
The Company is the market leader in actively managed tuition payment plans and financial needs assessment services. Tuition management services include payment plan administration, incidental billing, accounts receivable management, and record keeping. K-12 educational institutions contract with the Company to administer deferred payment plans that allow families to make recurring payments generally over six to 12 months. The Company collects a fee from either the institution or the payer as an administration fee.
The Company's financial needs assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company's donor services allow schools to assess and deliver strategic fundraising solutions using the latest technology.
In 2018, the Company completed a significant rebranding effort bringing the RenWeb School Management Solutions brand under the FACTS Management brand, now referring to RenWeb as FACTS SIS. FACTS SIS provides school information systems to help schools automate administrative processes such as admissions, enrollment, scheduling, student billing, attendance, and grade book management. The Company’s information systems software is sold as a subscription service to schools. The Company also offers a streamlined, social, and fully integrated learning management system to enhance classroom instruction for both teachers and students. The combination of the Company’s school administration software and tuition management and financial needs assessment services has significantly increased the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools. Under the PCSchools brand, the Company offers school information systems to schools in Australia and New Zealand as well.

Under the brand FACTS Education Solutions, the Company provides customized professional development services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advance learning and professional development while helping private schools identify and attain equitable participation in federal education programs. FACTS Education Solutions also offers innovative technology advancing products that aid in both teacher and student evaluation.
Higher Education
In the higher education market, the Company (known as Nelnet Campus Commerce) offers two principal products: actively managed tuition payment plans, and education technologies and payment processing. The Company provides service for 1,400 colleges and universities worldwide and serves 7.7 million students and families.
Higher education institutions contract with the Company to administer actively managed payment plans that allow the student and family to make recurring payments on either a semester or annual basis. The Company collects a fee from the student or family as an administration fee.
The Company's suite of education technology solutions provides services that allow for families' electronic billing and payment of campus charges. Education technologies includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among other activities. The Company earns revenue for e-billing, hosting and maintenance, credit card processing fees, and e-payment transaction fees, which are powered by the Company's secure payment processing systems.
The Company's education technology products are sold as a subscription service to colleges and universities. The systems process payments through the appropriate channels in the banking or credit card networks to make deposits into the client's bank account. The systems can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.).
Through the brand Unilink, the Company offers education technology and payment processing to higher education institutions in Australia, New Zealand, and Southeast Asia.
Non-education services
Under the brands PaymentSpring and Aware3, the Company has expanded its customer base to include both education and non-education customers. PaymentSpring offers technology and payments services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software. Aware3 is a mobile first technology focused on increasing engagement, online giving, and communication for church and not-for-profit customers.
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
Acquisition of Tuition Management Systems
In November 2018, the Company acquired Tuition Management Systems ("TMS"), a services company that offers tuition payment plans, billing services, payment technology solutions, and refund management to educational institutions. The TMS acquisition added 380 higher education schools and 170 K-12 schools to the Company's customer base, further enhancing NBS’ market share leading position with private faith-based K-12 schools and advancing to a market leading position in higher education.

Communications
The Company provides communication services through ALLO, a majority owned subsidiary. ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services, to business and residential customers in Nebraska and Colorado, and specializes in high-speed internet and broadband services available through its all-fiber network. ALLO currently serves the Scottsbluff, Gering, Bridgeport, North Platte, Ogallala, Alliance, Lincoln, and Hastings communities in Nebraska, and Fort Morgan, Colorado. Total households in these communities is approximately 153,000. As of December 31, 2018, the Company provided services to approximately 37,000 households, an increase of almost 17,000, or 83 percent, from the prior year. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to additional communities.
Internet and television services
Internet and television services include data and video products and services to residential and business subscribers. ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds up to 1 gigabit per second for residential customers, depending on the nature of the network facilities that are available, the level of service selected, and the geographic market availability. ALLO also offers a variety of data connectivity services for businesses, including Ethernet services capable of multiple connections over ALLO's fiber-based networks. ALLO's Internet Protocol Television Video ("IPTV") services range from limited basic service to advanced television, which includes several plans, each with hundreds of local, national, and music channels, including premium and pay-per-view channels, as well as video on demand service. Subscribers may also subscribe to ALLO's advanced video services, which consist of high definition television, digital video recorders (“DVR”), and/or a whole home DVR. ALLO's whole home DVR gives customers the ability to watch recorded shows on any television in the house, record multiple shows at one time, and utilize an intuitive on-screen guide and user interface.
ALLO expects that internet services will continue to increase as a more significant component of its overall services, and offset the anticipated decline in traditional residential telephone and television services.
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
Sales and marketing
The key components of ALLO's overall marketing strategy include:
•Promoting the advantages of an all-fiber network connected directly to homes and businesses capable of delivering synchronous internet speeds of over one gigabit per second
•Building complete fiber communities by passing all homes and businesses within its network
•Organizing sales and marketing activities around consumer, enterprise, and carrier customers
•Positioning ALLO as a single point of contact for customers’ communications needs
•Providing customers with a broad array of internet, television, and telephone services and bundling these services whenever possible
•Providing excellent local customer service, including 24/7/365 customer support to coordinate installation of new services, repair, and maintenance functions
•Developing and delivering new services to meet evolving customer needs and market demands
•Utilizing proven modern technology to deliver services

ALLO currently offers services through social media platforms, direct marketing, call centers, its website, communication centers, and commissioned sales representatives. ALLO markets its services both individually and as bundled services, including its triple-play offering of internet, television, and telephone services. By bundling service offerings, ALLO is able to offer and sell a more complete and competitive package of services, which simultaneously increases its margin per customer and adds value for the consumer or business. ALLO also believes that bundling leads to increased customer loyalty and retention.
Network architecture and technology
ALLO has made significant investments in its technologically advanced telecommunications networks. As a result, ALLO is able to deliver high-quality, reliable internet, telephone, and television services through fiber optics. ALLO's wide-ranging network and extensive use of fiber provide an easy reach into existing and new areas. By bringing the fiber network to the customer premises, ALLO can increase its service offerings, quality, and bandwidth services. ALLO's existing fiber network enables it to efficiently respond and adapt to changes in technology and is capable of supporting the rising customer demand for bandwidth in order to support the growing number of internet devices in the home. ALLO's all-fiber network enhances its operating efficiencies by facilitating new network and technology choices that provide for lower costs to operate. ALLO's networks are supported by an advanced digital telephone switch and IPTV service platform. The digital switch provides all local telephone customers with access to a full suite of telecommunication products, custom calling features, and value-added services. ALLO's fiber network utilizes fiber-to-the-premise (“FTTP”) networks to offer bundled residential and commercial services. ALLO leverages its high definition IPTV headend equipment to distribute content across its network, allowing it to provide a sharp video picture and to better manage costs of future channel additions and upgrades. ALLO's network provides substantially all of its marketable homes and businesses with bandwidth of 1 gigabit per second or more.
Growth strategy
As discussed above, ALLO plans to increase its customer base with its superior all-fiber network by increasing its share in existing markets and potentially entering additional markets currently served by carriers using traditional copper and coaxial cable in their telecommunications networks. In addition, ALLO is focused on increasing revenues per customer by capitalizing on increased demand for bandwidth by commercial and residential customers and introducing new value add products.
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

Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets. Loans consist of federally insured student loans (originated under the FFEL Program), private education loans, and consumer loans. Substantially all of the Company's loan portfolio (98.5 percent as of December 31, 2018) is federally insured. As of December 31, 2018, the Company's loan portfolio was $22.4 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis,” for further details related to the loan spread. The student loan assets are held in a series of education lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.
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
The Company's portfolios of private education loans and consumer loans are subject to credit risk and defaults may increase above current levels based on numerous factors, including a worsening economy or an increase in unemployment or a decrease in the availability of credit. The Company began to purchase consumer loans in 2017.
Origination and acquisition
The Reconciliation Act of 2010 discontinued originations of new FFELP loans, effective July 1, 2010.   However, the Company believes there will be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to exit or adjust their FFELP businesses. For example, from July 1, 2010 through December 31, 2018, the Company purchased a total of $25.1 billion of FFELP student loans from various third parties, including a total of $3.7 billion during 2018. However, since all FFELP loans will eventually run off, a key objective of the Company is to reposition itself for the post-FFELP environment. As such, the Company is actively expanding its private education and consumer loan portfolios. The Company's competition for the purchase of loan portfolios and residuals includes large banks, hedge funds, and other student loan finance companies.
Interest rate risk management
Since the Company generates a significant portion of its earnings from its loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects on the Company's results of operations as a result of the changing interest rate environments are further outlined in the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”
Corporate and Other Activities
Whitetail Rock Capital Management, LLC ("WRCM")
As of December 31, 2018, WRCM, the Company's SEC-registered investment advisor subsidiary, had $1.25 billion in assets under management for third-party customers, consisting primarily of student loan asset-backed securities. WRCM earns annual management fees of 25 basis points for asset-backed securities under management and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. During 2018, WRCM traded $0.88 billion for its customers, which generated $3.3 million in performance fees and earned $2.8 million in management fees. Assuming assets under management remain at their current levels, management fees should be relatively stable in future years. However, the Company currently anticipates that opportunities for WRCM to earn performance fees could be more limited in future years.

Real estate and other investments
The Company makes investments to further diversify itself both within and outside of its historical core education-related businesses, including investments in real estate and early-stage and emerging growth companies. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company is headquartered. These investments include projects for the development of properties in Lincoln’s east downtown Telegraph District, where a new facility for the Company’s student loan servicing operations is located, and a building in Lincoln’s Haymarket District that is the new headquarters of Hudl, an online video analysis and coaching tools software company for athletes of all levels. The Company is also a tenant at Hudl's headquarters. David S. Graff, a member of the Company’s board of directors, is a co-founder, the chief executive officer, and a director of Hudl. In addition, the Company has a total equity investment in Hudl of $51.8 million.
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
Loan Servicing and Systems
NDS, which services Federal Direct Loan Program, FFELP, and private education and consumer loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant federal laws and regulations include:
•The Higher Education Act, which establishes financial responsibility and administrative capability requirements that govern all third-party servicers of federally insured student loans
•The Telephone Consumer Protection Act (“TCPA”), which governs communication methods that may be used to contact customers
•The Truth-In-Lending Act ("TILA") and Regulation Z, which governs disclosures of credit terms to consumer borrowers
•The Fair Credit Reporting Act ("FCRA") and Regulation V, which governs the use and provision of information to consumer reporting agencies
•The Equal Credit Opportunity Act ("ECOA") and Regulation B, which prohibits discrimination on the basis of race, creed, or other prohibited factors in extending credit
•The Servicemembers Civil Relief Act (“SCRA”), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability
•The Electronic Funds Transfer Act (“EFTA”) and Regulation E, which protects individual consumers engaged in electronic fund transfers (“EFTs”)
•The Gramm-Leach-Bliley Act (“GLBA”) and Regulation P, which govern a financial institution’s treatment of nonpublic personal information about consumers and requires that an institution, under certain circumstances, notify consumers about its privacy policies and practices
•Laws prohibiting unfair, deceptive, or abusive acts or practices ("UDAAP")
•Various laws, regulations, and standards that govern government contractors

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
Under the TCPA, plaintiffs may seek actual monetary loss or damages of $500 per violation, and courts may treble the damage award for willful or knowing violations. In addition, TCPA lawsuits have asserted putative class action claims.
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
The CFPB has authority to draft new regulations implementing federal consumer financial protection laws, to enforce those laws and regulations, and to conduct examinations of the Company's operations to determine compliance. The CFPB’s authority includes the ability to assess financial penalties and fines and provide for restitution to consumers if it determines there have been violations of consumer financial protection laws. The CFPB also provides consumer financial education, tracks consumer complaints, requests data from industry participants, and promotes the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive, or abusive acts or practices and to ensure that all consumers have access to fair, transparent, and competitive markets for consumer financial products and services. The CFPB’s scrutiny of financial services has impacted industry participants’ approach to their services, including how the Company interacts with consumers.
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
Education Technology, Services, and Payment Processing
NBS provides tuition management services and school information software for K-12 schools and tuition management services and payment processing solutions for higher education institutions. The Company also provides payment technologies and payment services for software platforms, businesses, and nonprofits beyond the K-12 and higher education space. As a service provider that takes payment instructions from institutions and their constituents and sends them to bank partners, the Company is directly or indirectly subject to a variety of federal and state laws and regulations. The Company's contracts with clients and bank partners require the Company to comply with these laws and regulations.
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
The Company's higher education institution clients are subject to the Family Educational Rights and Privacy Act (“FERPA”), which protects the privacy of student education records. These clients disclose certain non-directory information concerning their students to the Company, including contact information, student identification numbers, and the amount of students’ credit balances pursuant to one or more exceptions under FERPA. Additionally, as the Company is indirectly subject to FERPA, it may not permit the transfer of any personally identifiable information to another party other than in a manner in which an educational institution may properly disclose it. While the Company believes that it has adequate policies and procedures in place to safeguard the privacy of such information, a breach of this prohibition could result in a five-year suspension of the Company's access to the related client’s records. The Company may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable student information.

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
The Company's contracts with higher education institution clients also require the Company to comply with regulations promulgated by the Department regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act. These regulations are designed to ensure students have convenient access to their Title IV funds, do not incur unreasonable fees, and are not led to believe they must open a financial account to receive such funds.
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
State regulatory commissions generally exercise jurisdiction over carriers’ facilities and services to the extent they are used to provide, originate, or terminate intrastate communications. These regulatory commissions may dictate service standards and may require the payment of fees to remain in good standing with the applicable regulatory commission. In addition, municipalities and other local government agencies regulate the public rights-of-way necessary to install and operate networks.
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
Municipalities where ALLO operates may require ALLO to obtain permits for street opening and construction.  These permits or other licenses or agreements typically require the payment of fees. In addition, ALLO's aerial and underground construction operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace.
Internet services
The provision of internet access services is not significantly regulated by either the FCC or the state commissions. However, the FCC has in recent years taken some steps toward the imposition of some controls on the provision of internet access, and has asserted that it has jurisdictional authority in some areas related to the promotion of an open internet. The extent of the FCC’s jurisdiction with respect to the internet has not been resolved, and this lack of resolution could lead to increased costs for ALLO in connection with its provision of internet services and affect ALLO's ability to effectively compete.
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

In 2015, an FCC Net Neutrality Order went into effect. On December 14, 2017, the FCC voted to repeal the Open Internet Order and effectively the net neutrality rules. The previous rules prohibited ISPs from engaging in blocking, throttling, and paid prioritization, and transparency rules compelling the disclosure of network management policies were enhanced. The FCC was also granted the authority under the rules to hear complaints and take enforcement action if it determined that the interconnection activities of ISPs were not just and reasonable, or if ISPs failed to meet general obligations not to harm consumers or what are referred to as edge providers. The final version of the net neutrality repeal order restores the Federal Trade Commission's jurisdiction over broadband internet access services. The uncertainty around how the Federal Trade Commission will respond and challenges to the FCC repeal could limit ALLO’s ability to efficiently manage internet service and respond to operational and competitive challenges.
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
The Communications Act requires most utilities owning utility poles to provide access to poles and conduits, and subjects the rates charged for this access to either federal or state regulation. The FCC's pole attachment rules promote broadband deployment through the ability to access investor-owned utility poles on reasonable rates, terms, and conditions, subject to penalties in certain cases involving unauthorized attachments.
ALLO's IPTV systems are subject to a federal copyright compulsory license covering carriage of television and radio broadcast signals. The possible modification or elimination of this copyright compulsory license is the subject of continuing legislative proposals and administrative review and could adversely affect ALLO's ability to obtain desired broadcast programming. Copyright clearances for non-broadcast programming services are arranged through private negotiations. IPTV operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and license fee disputes may arise in the future.

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
Corporate
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer and requiring the safeguarding of nonpublic personal information. For example, in the United States, the Company and its financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. With certain exceptions, the GLBA prohibits a financial institution from disclosing a consumer’s nonpublic personal information to a nonaffiliated third party unless the institution satisfies various notice requirements and the consumer does not elect to prevent, or “opt out of,” the disclosure. The GLBA also imposes specific requirements regarding the disclosure of customer account numbers and the reuse and redisclosure of information a financial institution provides to a third party. Additionally, the European Union ("EU") has adopted a General Data Protection Regulation ("GDPR"), which went into effect in May 2018. The GDPR imposes significant new requirements on businesses that collect and process personal data of individuals residing in the EU, and provides for significant fines and other penalties for non-compliance. While the Company's operations are subject to certain provisions of these privacy laws, the Company has limited use of consumer information solely to providing services to other businesses and financial institutions. The Company limits sharing of nonpublic personal information to that necessary to complete transactions on behalf of the consumer and to that permitted by federal and state laws.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2018, the Company had 57 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.
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
Employees
As of December 31, 2018, the Company had approximately 6,200 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.

Available Information
The Company's internet website address is www.nelnet.com, and the Company's investor relations website address is www.nelnetinvestors.com. Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company's investor relations website free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Company routinely posts important information for investors on its investor relations website.
The Company has adopted a Code of Ethics and Conduct that applies to directors, officers, and employees, including the Company's principal executive officer and its principal financial and accounting officer, and has posted such Code of Ethics and Conduct on its investor relations website. Amendments to and waivers granted with respect to the Company's Code of Ethics and Conduct relating to its executive officers and directors, which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations, will also be posted on its investor relations website. The Company's Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Risk and Finance Committee Charter, and Compliance Committee Charter are also posted on its investor relations website.
Information on the Company's websites is not incorporated by reference into this report and should not be considered part of this report.
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
We fund the majority of our FFELP student loan assets with one-month or three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on our FFELP student loan assets is indexed to one-month LIBOR, three-month commercial paper, and Treasury bill rates. The differing interest rate characteristics of our loan assets versus the liabilities funding these assets result in basis risk, which impacts the excess spread earned on our loans. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our student loan spread to compress, while in a rising interest rate environment, it may cause the spread to increase.
As of December 31, 2018, we had $20.6 billion, $1.0 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $9.9 billion of debt indexed to three-month LIBOR, which resets quarterly, and $10.3 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.
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
For the year ended December 31, 2018, we earned $121.7 million of fixed rate floor income, which includes $64.9 million of net settlement proceeds received related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.
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
For derivatives executed on and prior to June 10, 2013 or not required to be executed through an exchange or central clearinghouse ("non-centrally cleared derivatives"), we are exposed to credit risk. We attempt to manage credit risk by entering into transactions with high-quality counterparties that are reviewed periodically by our internal risk committee and our board of directors' Risk and Finance Committee. As of December 31, 2018, all of our derivative counterparties had investment grade credit ratings. We also have a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association, Inc. Master Agreement. When the fair value of a non-centrally cleared derivative is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount at which the derivative is recorded on the consolidated balance sheet.
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
With our current derivative portfolio, we do not currently anticipate a near term movement in interest rates having a material impact on our liquidity or capital resources, nor expect future movements in interest rates to have a material impact on our ability to meet potential collateral deposit requirements with our counterparties or variation margin payments to our clearinghouse. Based on the interest rate swaps outstanding as of December 31, 2018, if the forward interest rate curve was 50 basis points lower for the remaining duration of these derivatives, we would have been required to pay approximately $32 million in additional collateral and/or variation margin. In addition, if the forward basis curve between one-month and three-month LIBOR experienced a ten basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay one-month LIBOR and receive three-month LIBOR), we would have been required to post approximately $31 million in additional collateral and/or variation margin. Due to the existing low interest rate environment, our exposure to downward movements in interest rates on our interest rate swaps is limited.  In addition, we believe the historical high correlation between one-month and three-month LIBOR limits our exposure to interest rate movements on the 1:3 Basis Swaps.
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
Interest rate risk - replacement of LIBOR as a benchmark rate
As of December 31, 2018, the interest earned on a principal amount of $20.6 billion in our FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $20.2 billion of our FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of our derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. This indicates that the continuation of LIBOR on the current basis cannot be assured after 2021. There is no consensus on, and at this time it is impossible to predict, what rate or rates may become accepted alternatives to LIBOR.
If LIBOR in its current form does not survive, a market transition away from the current LIBOR framework to an alternative benchmark rate or rates is expected to involve significant complexity and uncertainty as to, among other things, when and in what manner such transition would be implemented, and could have a range of potential adverse effects on our business, financial condition, results of operations, and cash flows. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the income and expenses associated with, and the pricing and value of our LIBOR-based assets and liabilities, which include the majority of our FFELP student loan assets and FFELP student loan asset-backed debt securities issued to fund those assets, as well as certain derivative financial instruments we use to manage LIBOR-based interest rate risks associated with such FFELP student loan-related assets and liabilities;
•result in uncertainty or differences in the calculation of the applicable interest rate or payment amounts on our LIBOR-based assets and liabilities depending on the terms of the governing instruments, which in turn could result in disputes, litigation, or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities and contracts, and the potential renegotiation of previous contracts; and

•make future asset-backed securitizations more difficult to complete or more expensive until LIBOR or alternative benchmark rate uncertainties are resolved.
In addition, a transition away from LIBOR to an alternative benchmark rate or rates may impact our existing transaction data, systems, operations, pricing and risk management processes, and require significant efforts to transition to or develop appropriate systems and analytics to reflect a new benchmark rate environment. There can be no assurance that such efforts will successfully mitigate the financial and operational risks associated with a transition away from LIBOR.
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
The vast majority (98.5 percent) of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios, considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.
Our private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the private education and consumer loans, we consider several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. We place our private education and consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due, and charge off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on the type of loan program.
The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2018, our allowance for loan losses was $60.4 million. During the year ended December 31, 2018, we recognized a provision for loan losses of $23.0 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio. However, future defaults can be higher than anticipated due to a variety of factors, such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends. If actual performance is significantly worse than currently estimated, it would materially affect our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income.
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
As of December 31, 2018, we maintained two FFELP warehouse facilities as described in note 4 of the notes to consolidated financial statements included in this report. The FFELP warehouse facilities have revolving financing structures supported by liquidity provisions, which expire in May 2019. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by the final maturity dates in May 2020 and May 2021, respectively. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of adjusted EBITDA to corporate debt interest, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2018, $986.9 million was outstanding under the FFELP warehouse facilities and $57.0 million was advanced as equity support.
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
One of our FFELP warehouse facilities has a static advance rate until the expiration date of the liquidity provisions (May 2019). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility.
As of December 31, 2018, $620.7 million was outstanding under this warehouse facility and $30.6 million was advanced as equity support. In the event that the liquidity provisions are not renewed, a significant change in the valuation of loans could result in additional required equity funding support for this warehouse facility greater than what we can provide, which could result in an event of default resulting in termination of the facility and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to this facility. A default on the FFELP warehouse facility would result in an event of default on our $382.5 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
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
Our largest fee-based customer, the Department of Education, represented 30 percent of our revenue in 2018. Failure to extend the Department contracts or obtain new Department contracts for different components, unfavorable contract modifications or interpretations, or our inability to consistently surpass competitor performance metrics, could significantly lower loan servicing revenue and hinder future servicing opportunities.
With the acquisition of Great Lakes, we are two of four TIVAS awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. The Department also has contracts with 31 NFP entities to service student loans, although currently five NFP servicers service the volume allocated to these 31 entities. New loan volume is allocated among the four TIVAS and five NFP servicers based on certain performance metrics established by the Department and compared among all loan servicers in this group. As of December 31, 2018, Nelnet Servicing was servicing $179.5 billion of student loans for 5.8 million borrowers under its contract, and Great Lakes was servicing $232.7 billion of student loans for 7.5 million borrowers under its contract. For the year ended December 31, 2018, we recognized $325.4 million in revenue from the Department under these contracts, which represented 30 percent of our revenue.
Nelnet Servicing's and Great Lakes' contracts with the Department are currently scheduled to expire on June 16, 2019. Currently, FSA has ongoing solicitations for three new servicing components for the Department to replace the existing contracts. We are part of teams that currently intend to respond to the solicitations for each of the three components.
In the event that our servicing contracts are not extended beyond the current expiration date or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks and uncertainties regarding the current Department contracts and potential future Department contracts, including potential delays, cancellations, or material changes to the structure of the contract procurement process, and we cannot predict the timing or outcome of the Department's contract procurement solicitations.
Even if the current contracts are extended or we are successful in obtaining new contracts, the amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics. In addition, in the event the Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, loan servicing revenue could decrease significantly.
Additionally, we are partially dependent on the existing Department contracts to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of these contracts provide us the scale and infrastructure needed to profitably expand into new business opportunities. Failure to extend the Department contracts beyond the current expiration date, or obtain new Department contracts, could significantly hinder future opportunities.
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
Our NDS and NBS products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected bugs or other defects that interfere with its intended operation. Quality problems with our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors or defects that could have a material adverse effect on our business, financial condition, and results of operations.

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
As of December 31, 2018, we serviced $36.7 billion of FFELP loans that maintained a federal guarantee, of which $18.9 billion and $17.8 billion were owned by the Company and third-party entities, respectively. We must meet various requirements in order to maintain the federal guarantee on federally insured loans. The federal guarantee on federally insured loans is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If the Company misinterprets Department guidance, or incorrectly applies the Higher Education Act, the Department could determine that the Company is not in compliance. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guarantee. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. However, not all deficiencies can be cured.
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
Our contracts with the Department of Education expose us to additional risks inherent in government contracts.
The Federal government could engage in a prolonged debate linking the federal deficit, debt ceiling, government shutdown and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect the FFEL and Federal Direct Loan Programs' servicing businesses.
We contract with FSA to administer loans held by FSA in both the FFEL and Federal Direct Loan Programs, we own a portfolio of FFELP loans, and we service our FFELP loans and loans for third parties. These loan programs are authorized by the Higher Education Act and subject to periodic reauthorization and changes to the programs by the Administration and U.S. Congress. The latest round of reauthorization is taking place currently. We cannot predict what will or will not be in the final law. However, any changes, including the potential for borrowers to refinance loans via Direct Consolidation Loans, could have a material impact to our cash flows from servicing, interest income, and operating margins.
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
The Government could change governmental policies, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact our business, financial condition, and results of operations. We cannot predict how or what programs or policies will be impacted by the federal government. The conditions described above could impact not only our contracts with the Department, but also other existing or future contracts with government or commercial entities.
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
We acquired Great Lakes on February 7, 2018. The success of our acquisition of Great Lakes depends on our ability to successfully integrate technology, shared services, and other operating activities and successfully maintain and increase allocated volumes of student loans serviced by Great Lakes and Nelnet Servicing under existing and any future servicing contracts with the Department.  Great Lakes and Nelnet Servicing have also been working for over two years to develop a new, state-of-the-art servicing system for government-owned student loans.  The servicing platform under development will utilize modern technology to effectively scale for additional volume, protect customer information, and support enhanced borrower experience initiatives.  The expected benefits from the servicing platform under development may not be realized.
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
The cost of video transport and content costs is expected to continue to be one of ALLO’s largest operating costs associated with providing television service. Television programming content includes cable-oriented programming, as well as the programming of local over-the-air television stations that ALLO retransmits. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. ALLO’s relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs, whereas larger providers can often obtain discounts based on the number of their subscribers. This cost difference can cause ALLO to experience reduced operating margins relative to our competitors with a larger subscriber base. In addition, escalators in existing content agreements cause cost increases that are greater than general inflation. While ALLO expects these increases to continue, it may not be able to pass programming cost increases on to customers, particularly as an increasing amount of programming content becomes available via the internet at little or no cost. Also, some competitors (or their affiliates) own programming in their own right and ALLO may be unable to secure license rights to that programming. As ALLO’s programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or at all, in which case ALLO may be unable to provide such television programming, causing business results to be adversely affected.
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
The CFPB has the authority to supervise and examine large nonbank student loan servicers, including us. If in the course of such an examination the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB guidance, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, public enforcement action, adverse regulatory actions, changes in our business practices, or other actions. In 2015, the CFPB conducted a public inquiry into student loan servicing practices and issued a report recommending the creation of consistent, industry-wide standards for the entire servicing market. The CFPB has also announced that it may issue student loan servicing rules in the future.
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
During the years ended December 31, 2018, 2017, and 2016, we recognized approximately $230 million, $290 million, and $360 million, respectively, of net interest income on our FFELP loan portfolio, approximately $32 million, $16 million, and $26 million, respectively, in guaranty and third-party FFELP servicing revenue, and approximately $5 million, $5 million, and $6 million, respectively, in FFELP loan servicing software licensing and consulting fees related to the FFEL Program. The 2018 increase in FFELP servicing revenue was due to the acquisition of Great Lakes, and these amounts will otherwise continue to decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down and FFELP clients exit the market.
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
We may also be impacted by changes in tax laws, including tax rate changes, new tax laws, and subsequent interpretations of tax laws by federal and state tax authorities.

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
Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 77.1 percent of the voting rights of our shareholders and effectively has control over all matters at our Company.
Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 77.1 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all matters at our Company and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.
Our contractual arrangements and transactions with Union Bank and Trust Company ("Union Bank"), which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.
Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting non-convertible preferred stock. Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 33.0 percent of the stock of F&M, including a total of 48.6 percent of the outstanding voting common stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, owns or controls a total of 31.7 percent of F&M stock, including a total of 47.5 percent of the outstanding voting common stock of F&M. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a

Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet, and may share voting and/or investment power with respect to such shares. As of December 31, 2018, Union Bank was deemed to beneficially own 10.9 percent of the voting rights of our outstanding common stock. As of December 31, 2018, Mr. Dunlap and Ms. Muhleisen beneficially owned 77.1 percent and 12.0 percent, respectively, of the voting rights of our outstanding common stock (with certain shares deemed under applicable SEC rules to be beneficially owned by both Mr. Dunlap and Ms. Muhleisen).
We have entered into certain contractual arrangements with Union Bank, including loan purchases, loan servicing, loan participations, banking services, 529 Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 related to the transactions with Union Bank was income (before income taxes) of $9.2 million, $12.5 million, and $7.0 million, respectively. See note 19 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
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

ITEM 2. PROPERTIES
The following table lists the principal facilities for office space owned or leased by the Company as of December 31, 2018. The Company owns the building in Lincoln, Nebraska where its principal office is located.

Location	Primary function or segment	Approximate square feet		Lease expiration date

Lincoln, NE	Corporate Headquarters, Loan Servicing and Systems, Education Technology, Services, and Payment Processing, Communications	308,000	(a)	—

Madison, WI	Loan Servicing and Systems	182,000		—

Highlands Ranch and Aurora, CO	Loan Servicing and Systems	104,000		January 2020 and October 2020

Lincoln, NE	Loan Servicing and Systems, Asset Generation and Management, Education Technology, Services, and Payment Processing, Communications	78,000		Month-to-month, June 2023, November 2023, and April 2024

Omaha, NE	Loan Servicing and Systems, Education Technology, Services, and Payment Processing	58,000		December 2020 and December 2025

Aberdeen, SD	Loan Servicing and Systems	57,000		—

Eau Claire, WI	Loan Servicing and Systems	43,000		—

Eagan, MN	Loan Servicing and Systems	38,000		January 2024

Plano, TX	Loan Servicing and Systems	27,000		March 2025

Stevens Point, WI	Loan Servicing and Systems	24,000		November 2023

Burleson, TX	Education Technology, Services, and Payment Processing	17,000		October 2022

Boscobel, WI	Loan Servicing and Systems	16,000		December 2019

Scottsbluff, NE	Communications	15,000		April 2019

Rocky Hill, CT	Loan Servicing and Systems	13,000		July 2021

Hastings, NE	Communications	12,000		September 2020 and March 2025

North Platte, NE	Communications	11,000		August 2026

Boise, ID	Loan Servicing and Systems	7,000		July 2021

Alliance, NE	Communications	6,000		May 2022

Imperial, NE	Communications	6,000		—

Fort Morgan, CO	Communications	5,000		March 2023

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
PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2019 was 1,031 and 54, respectively. The record holders of the Class B common stock are Michael S. Dunlap and the estate of Stephen F. Butterfield, an entity controlled by Mr. Dunlap and the estate of Mr. Butterfield, various members of their families, and various estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2017 and 2018 in amounts totaling $0.58 per share and $0.66 per share, respectively. The Company currently plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.

Performance Graph

The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2013 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Nelnet, Inc.
S&P 500
S&P 500 Financials

Company/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Nelnet, Inc.	$100.00	$111.01	$81.31	$124.49	$136.04	$131.48
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Financials	100.00	115.20	113.44	139.31	170.21	148.03

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2018 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2018	78,464	$55.27	78,290	2,774,065
November 1 - November 30, 2018	164,413	53.63	164,413	2,609,652
December 1 - December 31, 2018	306,179	51.14	304,400	2,305,252
Total	549,056	$52.48	547,103

(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in   footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the   vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding   obligations included 174 shares, 0 shares, and 1,779 shares in October, November, and December, respectively. Unless   otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the   closing price of the Company’s shares on the date of vesting.

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

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the consolidated financial statements, the related notes, and the MD&A included in this report.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$254,360	305,238	372,563	431,899	436,563
Loan servicing and systems revenue	440,027	223,000	214,846	239,858	240,414
Education technology, services, and payment processing revenue (a)	221,962	193,188	175,682	120,365	98,156
Communications revenue	44,653	25,700	17,659	—	—
Other income	54,446	52,826	58,255	98,335	136,885
Net income attributable to Nelnet, Inc.	227,913	173,166	256,751	267,979	307,610
Earnings per common share attributable to Nelnet, Inc. shareholders - basic and diluted:	5.57	4.14	6.02	5.89	6.62
Dividends per common share	0.66	0.58	0.50	0.42	0.40

Other Data:
Fixed rate floor income, net of derivative settlements	$121,712	117,272	152,336	184,746	179,870
Core loan spread (b)	1.32%	1.23%	1.28%	1.43%	1.48%
Acquisition of loans (par value)	$3,897,007	330,251	356,110	4,036,333	6,099,249
Loans serviced (at end of period)	464,615,053	211,413,959	194,821,646	176,436,497	161,642,254

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$121,347	66,752	69,654	63,529	130,481
Loans receivable, net	22,377,142	21,814,507	24,903,724	28,324,552	28,005,195
Goodwill and intangible assets, net	271,202	177,186	195,125	197,062	168,782
Total assets	25,220,968	23,964,435	27,193,095	30,419,144	30,027,739
Bonds and notes payable	22,218,740	21,356,573	24,668,490	28,105,921	27,956,946
Nelnet, Inc. shareholders' equity	2,304,464	2,149,529	2,061,655	1,884,432	1,725,448
Tangible Nelnet, Inc. shareholders' equity (c)	2,033,262	1,972,343	1,866,530	1,687,370	1,556,666
Outstanding common shares	40,258,105	40,810,104	42,105,044	43,953,460	46,243,316
Book value per common share	57.24	52.67	48.96	42.87	37.31
Tangible book value per common share (c)	50.51	48.33	44.33	38.39	33.66

Ratios:
Shareholders' equity to total assets	9.14%	8.97%	7.58%	6.19%	5.75%
(a) Amounts for 2017 and 2016 have been recasted to reflect the Revenue from Contracts with Customers guidance adopted as of January 1,   2018. See note 2, Summary of Significant Accounting Policies and Practices, of the notes to consolidated financial statements included   in this report for additional information. The 2015 and 2014 amounts are not recasted for this guidance and are not comparative.

(b) Core loan spread, a non-GAAP measure, is computed as set forth in the MD&A - "Asset Generation and Management Operating   Segment - Results of Operations - Loan Spread Analysis." Management believes core loan spread is a useful supplemental non-GAAP   measure that reflects adjustments for derivative settlements related to net interest income (loan spread). However, there is no   comprehensive authoritative guidance for the presentation of this measure, which is only meant to supplement GAAP results by   providing additional information that management utilizes to assess performance.

(c) Tangible Nelnet, Inc. shareholders' equity, a non-GAAP measure, equals "Nelnet, Inc. shareholders' equity" less "Goodwill and intangible   assets, net." Management believes tangible shareholders' equity and the corresponding tangible book value per common share are useful   supplemental non-GAAP measures to evaluate the strength of the Company's capital position and facilitate comparisons with other   companies in the financial services industry. However, there is no comprehensive authoritative guidance for the presentation of these   measures, and similarly titled measures may be calculated differently by other companies.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2018, 2017, and 2016. All dollars are in thousands, except share data, unless otherwise noted.)
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
OVERVIEW
The Company is a diverse company with a focus on delivering education-related products and services and loan asset management. The largest operating businesses engage in student loan servicing; education technology, services, and payment processing; and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and early-stage and emerging growth companies.
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

	Year ended December 31,
	2018	2017	2016
GAAP net income attributable to Nelnet, Inc.	$227,913	173,166	256,751
Realized and unrealized derivative market value adjustments	(1,014)	(26,379)	(59,895)
Unrealized foreign currency transaction adjustments	—	45,600	(11,849)
Net tax effect (a)	243	(7,304)	27,263
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments (b)	$227,142	185,083	212,270

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$5.57	4.14	6.02
Realized and unrealized derivative market value adjustments	(0.02)	(0.63)	(1.40)
Unrealized foreign currency transaction adjustments	—	1.09	(0.28)
Net tax effect (a)	—	(0.17)	0.63
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments (b)	$5.55	4.43	4.97

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
The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria is met.  Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting.  As a result, the change in fair value of derivative instruments is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item.  Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period. In addition, the Company incurred unrealized foreign currency transaction adjustments in 2017 and 2016 for periodic fluctuations in currency exchange rates between the U.S. dollar and Euro in connection with its student loan asset-backed bonds that were previously denominated in Euros with an interest rate based on a spread to the EURIBOR index. The principal and accrued interest on these bonds were remeasured at each reporting period and recorded in the Company's consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date.
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
On October 25, 2017, the Company completed a remarketing of the Company’s bonds that were prior to that date denominated in Euros, to denominate those bonds in U.S. dollars and reset the interest rate to be based on the three-month LIBOR index. The Company also terminated a cross-currency interest rate swap associated with those bonds. As a result, foreign currency transaction adjustments will not be incurred with respect to those bonds after October 25, 2017.
GAAP net income increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the following factors:
•The contribution to net income from the acquisition of Great Lakes;
•The increase in core spread on the Company's loan portfolio;
•The decrease in the Company's effective tax rate due to the Tax Cuts and Jobs Act, effective January 1, 2018;
•Gains recognized from investment activities, primarily attributable to one equity security for which there was an observable price increase in 2018, resulting in an upward adjustment in the investment's carrying value; and
•The recognition of unrealized losses in 2017 related to foreign currency transaction adjustments caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars, which bonds were remarketed in October 2017 to denominate them in U.S. dollars.

These factors were partially offset by the following items:
•The increase in expenses for the continued build-out of the Company's ALLO fiber communications network in Lincoln, Nebraska;
•The decrease in the average balance of loans due to the run-off of the FFELP loan portfolio;
•The increase in the provision for loan losses related to the Company's portfolio of consumer loans;
•The impairment of software development costs at NDS and NBS related to its servicing software and its payment processing platform, respectively;
•A decrease in performance fees earned from the Company's SEC-registered investment advisor subsidiary;
•The increase in interest expense due to a larger weighted average outstanding balance under the Company's unsecured line of credit in 2018 as compared to 2017; and
•The recognition of a larger net gain during 2017 as compared to 2018 due to changes in the fair values of derivative instruments that do not qualify for hedge accounting.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2018, the Company had a $22.4 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.7 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
In addition, the Company earns fee-based revenue through the following reportable operating segments:
•Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Solutions ("NDS")
•Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Solutions ("NBS")
•Communications - referred to as ALLO Communications ("ALLO")

Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured debt transactions.
The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the years ended December 31, 2018, 2017, and 2016 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 7 for additional detail.

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
Impact from the Tax Cuts and Jobs Act
•The Tax Cuts and Jobs Act (the "Act"), signed into law on December 22, 2017, and effective January 1, 2018, reduced the corporate statutory federal tax rate from 35 percent to 21 percent. The Company's effective tax rate in 2018 was 20.5 percent. During 2018, the Company obtained clarity regarding certain tax positions that resulted in a reduction to income tax expense. The Company currently anticipates its effective tax rate will range between 23 to 24 percent in future periods.
Loan Servicing and Systems
•On February 7, 2018, the Company paid $150.0 million in cash to acquire Great Lakes. The operating results of Great Lakes are reported in the Company's consolidated financial statements from the date of acquisition.
Nelnet Servicing and Great Lakes are two companies that have student loan servicing contracts awarded by the Department to provide servicing for loans owned by the Department. In addition to servicing loans for the Department, Great Lakes serviced FFELP and private education loans.

From the date of acquisition and going forward, Great Lakes and Nelnet Servicing have continued, and will continue, to service their respective government-owned portfolios on behalf of the Department, while maintaining their distinct brands, independent servicing operations, and teams. Likewise, each entity continues to compete for new student loan volume under its respective existing contract with the Department. The Company has integrated, and will continue to integrate, technology as well as shared services and other activities to become more efficient and effective in meeting borrower needs. During 2018, the Company converted Great Lakes' FFELP and private education loan servicing volume to Nelnet Servicing's servicing platform to leverage the efficiencies of supporting more volume on fewer systems.
As of December 31, 2018, Nelnet Servicing was servicing $179.5 billion of student loans for 5.8 million borrowers under its contract with the Department, and Great Lakes was servicing $232.7 billion of student loans for 7.5 million borrowers under its contract. These contracts are currently scheduled to expire on June 16, 2019.
On February 20, 2018, the Department’s Office of Federal Student Aid ("FSA") released information regarding a  contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for the servicing of all student loans owned by the Department. On August 24, August 27, and September 24, 2018, FSA made announcements that included canceling certain components of the NextGen process and issuing a solicitation for a separate new procurement process for certain of those NextGen components that were canceled.
On January 15, 2019, FSA released an amendment canceling all components of NextGen except the Enterprise-Wide Digital and Customer Care Platforms and Services component and issued new solicitations for three new NextGen components:
•NextGen Enhanced Processing Solution
•NextGen Business Process Operations
•NextGen Optimal Processing Solution

On February 20, 2019, FSA awarded the Enterprise-Wide Digital and Customer Care Platforms and Services component to Accenture Federal Services. The Company is part of teams that currently intend to respond to the solicitations for each of the three ongoing NextGen components. The Company cannot predict the timing, nature, or outcome of these solicitations.
•The Company will incur additional costs in 2019 to integrate two core processing systems for government-owned loans, be responsive to the Department's procurement, and develop new private education and consumer loan origination and servicing systems, a multi-year project, which the Company currently expects will decrease operating margin from recent historical results.
Education Technology, Services, and Payment Processing
•In 2018, the Company changed the name of its Tuition Payment Processing and Campus Commerce operating segment to Education Technology, Services, and Payment Processing to better describe the evolution of services this operating segment provides.
•Effective January 1, 2018, the Company adopted the FASB's new revenue recognition standard using the full retrospective method, which required it to restate each prior reporting period presented. The most significant impact of the standard relates to identifying this segment as the principal in its payment services transactions. As a result of this change, the Company presents the payment services revenue gross, with the direct costs to provide these services presented separately. For additional information on the new revenue recognition standard and its impact to the Company, see note 2 of the notes to consolidated financial statements included in this report.
•On October 16, 2018, the Company terminated its investment in a proprietary payment processing platform. This decision was made as a result of decreases in price and advancements of technology by established processors in the industry. As a result of this decision, the Company recorded an impairment charge of $7.8 million (pre-tax) in 2018. The charge represents computer equipment and external software development costs related to the payment processing platform. The decision will not impact the Company's existing payment processing revenue or customers.
•On November 7, 2018, the Company paid $27.0 million in cash to acquire Tuition Management Systems ("TMS"), a services company that offers tuition payment plans, billing services, payment technology solutions, and refund management to educational institutions. The TMS acquisition added 380 higher education schools and 170 K-12 schools to the Company's customer base, further enhancing NBS’ market share leading position with private faith-based K-12 schools and advancing to a market leading position in higher education.

Communications
•In 2018, ALLO increased its residential households served from 20,428 as of December 31, 2017 to 37,351 as of December 31, 2018 and increased revenue from $25.7 million in 2017 to $44.7 million in 2018. In 2018, ALLO also began to provide its services in Fort Morgan, Colorado, and Hastings, Nebraska, increasing households in its current markets to 152,840 from 137,500. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to additional communities.

•In 2018, ALLO's capital expenditures were $87.5 million, and the Company currently anticipates total expenditures of approximately $50 million in 2019. ALLO began providing services in Lincoln, Nebraska in September 2016, as part of a multi-year project to pass substantially all commercial and residential properties in the community. The Company currently anticipates the Lincoln build-out will be substantially complete during the first quarter of 2019.

•The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it finishes its network build-out in Lincoln, Nebraska, and continues to build its network in other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.
Asset Generation and Management
•During 2018, the Company purchased $3.9 billion in loans. The vast majority of these loans are federally insured student loans.

•The Company's average balance of loans decreased to $22.6 billion in 2018, compared with $23.6 billion in 2017. Core loan spread increased to 1.32 percent in 2018, compared with 1.23 percent in 2017. Core loan spread, a non-GAAP measure, is computed as set forth in "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" below. Management believes core loan spread is a useful supplemental non-GAAP measure that reflects adjustments for derivative settlements related to net interest income (loan spread). However, there is no comprehensive authoritative guidance for the presentation of this measure, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.

The Company began to purchase consumer loans in the second quarter of 2017. Consumer loans are currently funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.27 percent and 1.21 percent in 2018 and 2017, respectively.

In 2018, the Company recognized $121.7 million in fixed rate floor income (which includes $64.9 million of settlement payments received on derivatives used to hedge student loans earning fixed rate floor income). Fixed rate floor income contributed 55 basis points of core loan spread in 2018.
Liquidity and Capital Resources
•As of December 31, 2018, the Company had cash and cash equivalents of $121.3 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $53.0 million as of December 31, 2018.
•The Company has historically generated positive cash flow from operations.  For the year ended December 31, 2018, the Company’s net cash provided by operating activities was $270.9 million.
•On June 22, 2018, the Company amended its unsecured line of credit to, among other things, extend the maturity date of the facility from December 12, 2021 to June 22, 2023. On December 14, 2018, the Company increased the aggregate amount it can borrow under this facility from $350.0 million to $382.5 million. As of December 31, 2018, the unsecured line of credit had $310.0 million outstanding and $72.5 million was available for future use.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of December 31, 2018, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.1 billion, of which approximately $1.3 billion will be generated over the next five years.
•During 2018, the Company repurchased a total of 868,147 shares of Class A common stock for $45.3 million ($52.22 per share).

•During 2018, the Company paid quarterly cash dividends totaling $26.8 million ($0.66 per share).
•The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions; strategic acquisitions and investments; expansion of ALLO’s telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.  The timing and size of these opportunities will vary and will have a direct impact on the Company’s cash and investment balances.
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the years ended December 31, 2018, 2017, and 2016 is provided below.
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

	Year ended December 31,
	2018	2017	2016	Additional information
Loan interest	$897,666	757,731	751,280	Year over year increases were due to increases in the gross yield earned on the loan portfolio, partially offset by decreases in the average balance of student loans and gross fixed rate floor income.
Investment interest	26,600	12,695	9,466	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Year over year increases were due to increases in interest-earning investments and interest rates.
Total interest income	924,266	770,426	760,746
Interest expense	669,906	465,188	388,183	Year over year increases were due to increases in cost of funds, partially offset by decreases in the average balance of debt outstanding.
Net interest income	254,360	305,238	372,563	See table below for additional analysis.
Less provision for loan losses	23,000	14,450	13,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	231,360	290,788	359,063
Other income:
LSS revenue	440,027	223,000	214,846	See LSS operating segment - results of operations.
ETS&PP revenue	221,962	193,188	175,682	See ETS&PP operating segment - results of operations.
Communications revenue	44,653	25,700	17,659	See Communications operating segment - results of operations.
Other income	54,446	52,826	58,255	See table below for the components of "other income."
Gain from debt repurchases	359	2,902	7,981	Gains are from the Company repurchasing its own debt. See note 4 of the notes to consolidated financial statements included in this report for additional details on these debt repurchases.
Derivative settlements, net	70,071	667	(21,949)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value and foreign currency transaction adjustments, net	1,014	(19,221)	71,744	Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the foreign currency transaction gains or losses caused by the re-measurement to U.S. dollars of the Company's bonds that prior to October 25, 2017 were denominated in Euros.
Total other income	832,532	479,062	524,218
Cost of services:
Cost to provide education technology, services, and payment processing services	59,566	48,678	44,316	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	16,926	9,950	6,866	Represents costs of services and products primarily associated with television programming costs in the Communications operating segment.
Total cost of services	76,492	58,628	51,182

Operating expenses:
Salaries and benefits	436,179	301,885	255,924	Year over year increases were due to (i) increases in contract programming related to the GreatNet joint venture (increase in 2017 as compared to 2016 only) and an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status and the increase in private education and consumer loan servicing volume in the LSS operating segment; (ii) increases in personnel to support the growth in revenue in the ETS&PP operating segment; and (iii) increases in personnel at ALLO to support the Lincoln, Nebraska network expansion. In addition, a significant part of the increase in 2018 was due to an increase in personnel as a result of the acquisition of Great Lakes on February 7, 2018. See each individual operating segment results of operations discussion for additional information.
Depreciation and amortization	86,896	39,541	33,933	Year over year increases were due to additional depreciation expense at ALLO. Since the acquisition of ALLO on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion. In addition, a significant part of the increase in 2018 was due to the amortization of intangible assets related to the acquisition of Great Lakes on February 7, 2018.
Loan servicing fees to third parties	12,059	22,734	25,750	Third-party loan servicing fees decreased year over year due to runoff of the Company's loan portfolio on third-party platforms, the conversion of loans to the Company's LSS operating segment from third-party platforms, and the acquisition of Great Lakes on February 7, 2018, which prior to the acquisition was a third-party servicer to the Company.
Other expenses	165,972	120,378	117,678
Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Year over year increases were due primarily to additional costs to support the increase in payment plans and campus commerce activity, and an increase in operating expenses at ALLO to support the Lincoln, Nebraska network expansion and the number of households served. In addition, a significant part of the increase in 2018 as compared to 2017 was due to the acquisition of Great Lakes on February 7, 2018. See each individual operating segment results of operations discussion for additional information.

Total operating expenses	701,106	484,538	433,285
Income before income taxes	286,294	226,684	398,814
Income tax expense	58,770	64,863	141,313	Effective tax rate: 2018 - 20.50%, 2017 - 27.25%, 2016 - 35.50%. The lower effective tax rate in 2018 as compared to 2017 was due to the Tax Cuts and Jobs Act effective January 1, 2018. In addition, the Company obtained clarity regarding certain tax positions that reduced the effective tax rate in 2018. The decrease in the effective tax rate in 2017 as compared to 2016 was due to the Company remeasuring its net deferred tax liabilities upon the date the Tax Cuts and Jobs Act was signed into law (December 22, 2017), resulting in a decrease to income tax expense of $19.3 million. The Company expects its future effective tax rate will range between 23 to 24 percent.
Net income	227,524	161,821	257,501
Net loss (income) attributable to noncontrolling interests	389	11,345	(750)	Represents primarily the net loss of GreatNet attributable to Great Lakes, prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$227,913	173,166	256,751

Additional information:
Net income attributable to Nelnet, Inc.	$227,913	173,166	256,751	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency adjustments.
Derivative market value and foreign currency transaction adjustments, net	(1,014)	19,221	(71,744)
Net tax effect	243	(7,304)	27,263
Net income attributable to Nelnet, Inc., excluding derivative market value and foreign currency transaction adjustments	$227,142	185,083	212,270

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

	Year ended December 31,
	2018	2017	2016	Additional information
Variable loan interest margin	$181,488	189,594	199,215	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	5,577	(9,390)	(3,391)	Includes the net settlements received (paid) related to the Company’s 1:3 basis swaps, and the cross-currency interest rate swap in place prior to the October 2017 remarketing of previously Euro-denominated bonds.
Variable loan interest margin, net of settlements on derivatives	187,065	180,204	195,824
Fixed rate floor income	56,811	106,434	169,979	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	64,901	10,838	(17,643)	Includes the net settlements received (paid) related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	121,712	117,272	152,336
Investment interest	26,600	12,695	9,466
Corporate debt interest expense	(10,539)	(3,485)	(6,097)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. Increase in 2018 as compared to 2017 was due to a larger weighted average outstanding balance under the Company's unsecured line of credit in 2018 as compared to 2017. Decrease in 2017 as compared to 2016 was due to (i) during the first quarter of 2017, the Company repurchased $29.7 million of its Hybrid Securities and (ii) the weighted average balance outstanding under the Company's unsecured line of credit was lower during 2017 as compared to 2016.
Non-portfolio related derivative settlements	(407)	(781)	(915)	Includes the net settlements received (paid) related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$324,431	305,905	350,614

The following table summarizes the components of "other income."

	Year ended December 31,
	2018	2017	2016
Borrower late fee income	$12,302	11,604	12,838
Gain on investments and notes receivable, net of losses (a)	9,579	939	4,549
Management fee revenue (b)	6,497	—	—
Investment advisory fees (c)	6,009	12,723	6,129
Peterson's revenue (d)	—	12,572	14,254
Enrollment services revenue (e)	—	—	4,326
Other	20,059	14,988	16,159
Other income	$54,446	52,826	58,255

(a) The Company accounts for its equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (the measurement alternative method). During the year ended December 31, 2018, the Company recorded upward adjustments of $7.2 million on venture capital investments, of which $6.9 million was attributable to a single investment.

(b) Represents revenue earned from providing administrative support services primarily to Great Lakes' former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019.

(c) The Company provides investment advisory services through WRCM under various arrangements and earns   annual fees of 25 basis points on the majority of the outstanding balance of investments and up to 50 percent of   the gains from the sale of securities or securities being called prior to the full contractual maturity for which it   provides advisory services. As of December 31, 2018, the outstanding balance of investments subject to these   arrangements was $935.7 million. The decrease in advisory fees in 2018 as compared to 2017 was the result of a   decrease in performance fees earned.

(d) On December 31, 2017, the Company sold Peterson's.

(e) On February 1, 2016, the Company sold Sparkroom, LLC. After this sale, the Company no longer earns   enrollment services revenue.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company purchased Great Lakes on February 7, 2018. The results of Great Lakes' operations are reported in the Company's consolidated financial statements from the date of acquisition. As part of the acquisition, the Company acquired the remaining 50 percent ownership in GreatNet Solutions, LLC ("GreatNet"), a joint venture formed in 2017 between Nelnet Servicing and Great Lakes to respond to the initiative by the Department for the procurement of a contract for federal student loan servicing. Prior to the acquisition of the remaining 50 percent of GreatNet, the Company consolidated the operating results of GreatNet, as the Company was deemed to have control over the joint venture. The proportionate share of membership interest (equity) and net loss of GreatNet that was attributable to Great Lakes was reflected as a noncontrolling interest in the Company's consolidated financial statements.
Student Loan Servicing Volumes (dollars in millions)

NN - Government Servicing
NN - Consumer Servicing
NN - FFELP Servicing
GL - Government Servicing
GL - Consumer Servicing
GL - FFELP Servicing
March 31, 2018 Total Servicing Volume $470,816
June 30, 2018 Total Servicing Volume $470,727
September 30, 2018 Total Servicing Volume $464,949
December 31, 2018 Total Servicing Volume $464,615
$270,000
$255,000
$240,000
$225,000
$210,000
$195,000
$180,000
$165,000
$150,000
$135,000
$120,000
$105,000
$90,000
$75,000
$60,000
$45,000
$30,000
$15,000
$-
$194,822
$162,538
$7,887
$24,397
$200,289
$167,645
$8,965
$23,679
$200,737
$167,591
$10,190
$22,956
$207,818
$171,647
$10,838
$25,333
$211,414
$172,669
$11,483
$27,262
$215,690
$176,605
$12,116
$26,969
$255,126
$242,063
$1,927
$11,136
$228,794
$176,179
$15,016
$37,599
$241,933
$232,208
$179,283
$15,466
$37,459
$232,741
$231,921
$179,507
$15,666
$36,748
$232,694
Dec 31, 16
Mar 31, 17
Jun 30, 17
Sep 30, 17
Dec 31, 17
Mar 31, 18
Jun 30, 18
Sep 30, 18
Dec 31, 18

Company owned	$16,962	$16,352	$15,789	$18,403	$17,827	$17,866	$19,113	$19,206	$19,123
% of total	8.7%	8.2%	7.9%	8.9%	8.4%	3.8%	4.1%	4.1%	4.1%
Number of servicing borrowers:
Government servicing - Nelnet	5,972,619	5,924,099	5,849,283	5,906,404	5,877,414	5,819,286	5,745,181	5,805,307	5,771,923
Government servicing - Great Lakes	—	—	—	—	—	7,456,830	7,378,875	7,486,311	7,458,684
FFELP servicing - Nelnet	1,312,192	1,263,785	1,218,706	1,317,552	1,420,311	1,399,280	1,787,419	1,754,247	1,709,853
FFELP servicing - Great Lakes	—	—	—	—	—	461,553	—	—	—
Private education and consumer loan servicing - Nelnet	355,096	389,010	454,182	478,150	502,114	508,750	672,520	692,763	696,933
Private education and consumer loan servicing - Great Lakes	—	—	—	—	—	118,609	3,987	—	—
Total:	7,639,907	7,576,894	7,522,171	7,702,106	7,799,839	15,764,308	15,587,982	15,738,628	15,637,393

Number of remote hosted borrowers	2,230,019	2,305,991	2,317,151	2,714,588	2,812,713	6,207,747	6,145,981	6,406,923	6,393,151

Summary and Comparison of Operating Results

	Year ended December 31,
	2018	2017	2016	Additional information
Net interest income	$1,351	510	111
Loan servicing and systems revenue	440,027	223,000	214,846	See table below for additional analysis.
Intersegment servicing revenue	47,082	41,674	45,381	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Increase in 2018 compared to 2017 was a result of significant purchases of loans by AGM during 2018 of which LSS is the servicer, and the acquisition of Great Lakes on February 7, 2018. Prior to the acquisition, Great Lakes was a third-party servicer to the Company's AGM operating segment. Decrease in 2017 compared to 2016 was due to AGM's portfolio run-off.
Other income	7,284	—	—	Represents revenue earned from providing administrative support services primarily to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019.
Total other income	494,393	264,674	260,227
Salaries and benefits	267,458	156,256	132,072
Increase in 2018 compared to 2017 was due to the Great Lakes acquisition, an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status, and the increase in private education and consumer loan servicing volume. Increase in 2017 compared to 2016 was due to contract programming related to GreatNet, an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status, and the increase in private education and consumer loan servicing volume.

Depreciation and amortization	32,074	2,864	1,980
Amortization of intangible assets and depreciation of fixed assets recorded as a result of the Great Lakes acquisition on February 7, 2018 was $18.0 million and $2.6 million, respectively, in 2018. Increase in 2018 was also due to continued investment in servicing and related support systems. Increase in 2017 compared to 2016 was due to infrastructure spend for GreatNet.

Other expenses	67,336	39,126	40,715
Increase in 2018 was due primarily to the Great Lakes acquisition. In addition, as part of integrating technology and becoming more efficient and effective in meeting borrower needs, the Company continues to evaluate the best use of its servicing systems on a post-Great Lakes acquisition basis.  As a result of this evaluation, during 2018 the Company recorded an impairment charge of $3.9 million related to certain external software development costs that were previously capitalized.

Intersegment expenses	59,042	31,871	24,204	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase in 2018 was due to the Great Lakes acquisition.
Total operating expenses	425,910	230,117	198,971
Income before income taxes	69,834	35,067	61,367
Income tax expense	(16,954)	(18,128)	(23,319)	Reflects income tax expense at an effective tax rate of 24% in 2018 and 38% in 2017 and 2016, on income before taxes and the net loss attributable to noncontrolling interest. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act effective January 1, 2018.
Net income	52,880	16,939	38,048
Net loss attributable to noncontrolling interest	808	12,640	—	Represents 50 percent of the net loss of GreatNet that was attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$53,688	29,579	38,048
Before tax and noncontrolling interest operating margin	14.3%	18.0%	23.6%	Excluding the amortization of intangibles recorded as a result of the Great Lakes acquisition on February 7, 2018, and the impairment of external software development costs recognized in 2018, as discussed above, before tax and noncontrolling interest operating margin was 18.7% in 2018. The Company will incur additional costs in 2019 to integrate two core processing systems for the government-owned loans, be responsive to the Department's procurement, and develop new private education and consumer loan origination and servicing systems, a multi-year project, which the Company currently expects will decrease operating margin from recent historical results.

Loan servicing and systems revenue

	Year ended December 31,
	2018	2017	2016	Additional information
Government servicing - Nelnet	$157,091	155,829	151,728	Represents revenue from Nelnet Servicing's Department servicing contract. Increase in 2018 compared to 2017 was due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, partially offset by a decrease in the number of servicing borrowers. Increase in 2017 compared to 2016 was due to an increase in application volume for the TPD program, which the Company exclusively administers for the Department, the transfer of borrowers from a NFP servicer who exited the loan servicing business in August 2016, and the shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses.
Government servicing - Great Lakes	168,298	—	—	Represents revenue from the Great Lakes' Department servicing contract from the date of acquisition, February 7, 2018.
FFELP servicing	31,542	15,542	15,948	Increase in 2018 was due to the Great Lakes acquisition. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.
Private education and consumer loan servicing	41,474	28,060	15,600
Increase in 2018 compared to 2017 was due to growth in loan servicing volume from existing and new clients, along with the Great Lakes acquisition. Increase in 2017 compared to 2016 was due to growth in private loan servicing volume from existing and new clients.

FFELP guaranty collection and servicing	—	—	9,560	The Company’s one remaining guaranty servicing and collection client exited the FFELP guaranty business at the end of their contract term on June 30, 2016.
Software services	32,929	17,782	18,132
Historically, the majority of software services revenue related to providing hosted student loan servicing.  As a result of the Great Lakes acquisition, LSS now also provides hosted guaranty servicing and support to an unrelated third-party FFELP guaranty agency.  Increase in 2018 was due to an increase in hosted student loan servicing volume and providing the new hosted guaranty servicing.

Outsourced services and other	8,693	5,787	3,878	The majority of this revenue relates to providing contact center outsourcing activities.
Loan servicing and systems revenue	$440,027	223,000	214,846

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
Summary and Comparison of Operating Results

	Year ended December 31,
	2018	2017	2016	Additional information
Net interest income	$4,444	17	9	Increase was due to additional interest earnings on cash deposits due to an increase of interest rates in 2018.
Education technology, services, and payment processing revenue	221,962	193,188	175,682	See table below for additional information.
Cost to provide education technology, services, and payment processing services	59,566	48,678	44,316	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume.
Salaries and benefits	81,080	69,500	62,329	Year over year increases were due to additional personnel to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of payment systems and products.
Depreciation and amortization	13,484	9,424	10,595
Amortization of intangible assets related to business acquisitions for 2018, 2017, and 2016 was $11.4 million, $8.5 million, and $9.2 million, respectively. Increase in 2018 as compared to 2017 was also due to continued investment in payment and related support systems.

Other expenses	28,137	17,897	17,122
Year over year increases were due to additional costs to support the increase in payment plans and campus commerce activity and continued investments in and enhancements of existing payment plan and campus commerce systems and products. Additionally, 2018 includes a $7.8 million impairment charge as the result of the Company’s decision to terminate its investment in a proprietary payment processing platform. The decision to terminate this investment will not impact existing payment processing revenue or customers.

Intersegment expenses, net	10,681	9,079	6,615	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	133,382	105,900	96,661
Income before income taxes	33,458	38,627	34,714
Income tax expense	(8,030)	(14,678)	(13,191)	Reflects income tax expense based on effective tax rates of 24% in 2018 and 38% in 2017 and 2016. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act, signed into law on December 22, 2017 and effective January 1, 2018.
Net income	$25,428	23,949	21,523

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Year ended December 31,
	2018	2017	2016	Additional information
Tuition payment plan services	$85,381	76,753	72,405	Year over year increases were due to increases in the number of managed tuition payment plans resulting from the addition of new school customers.
Payment processing	84,289	71,652	64,100	Year over year increases were due to increases in payments volume from new school and non-education customers.
Education technology and services	51,155	44,539	38,308
Year over year increases were due to increases in the number of customers using the Company’s financial needs assessment services and school administration software and services. Additionally, in 2018, FACTS Education Solutions experienced growth in the number of students and teachers receiving its professional development and educational instruction services.

Other	1,137	244	869
Education technology, services, and payment processing revenue	221,962	193,188	175,682
Cost to provide education technology, services, and payment processing services	59,566	48,678	44,316	Costs primarily relate to payment processing revenue. Year over year increases were due to increases in payments volume.
Net revenue	$162,396	144,510	131,366
Before tax operating margin	20.6%	26.7%	26.4%
Excluding the impairment charge of $7.8 million in 2018 related to the Company’s decision to terminate its investment in a proprietary payment processing platform, as discussed above, before tax operating margin was 25.4% in 2018.

COMMUNICATIONS OPERATING SEGMENT - RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Year ended December 31,
	2018	2017	2016	Additional information
Net interest expense	$(9,983)	(5,424)	(1,270)	See note (a) below for additional information.
Communications revenue	44,653	25,700	17,659	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska, including internet, television, and telephone services. Year over year increases were primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.
Other income	1,075	—	—	In 2018, ALLO became eligible for certain tax incentives related to prior reporting periods. Income was not recognized until all qualifications were met.
Total other income	45,728	25,700	17,659
Cost to provide communications services	16,926	9,950	6,866	Cost of services and products are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	18,779	14,947	7,649	Since the acquisition of ALLO on December 31, 2015, there has been a significant increase in personnel to support the Lincoln, Nebraska network expansion. As of December 31, 2015, 2016, 2017, and 2018, ALLO had 97, 318, 508, and 550 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO builds its network.
Depreciation and amortization	23,377	11,835	6,060	Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. Since the acquisition of ALLO on December 31, 2015, there has been a significant amount of property and equipment purchases to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of December 31, 2015, 2016, 2017, and 2018 were $32.5 million, $71.3 million, $186.4 million, and $273.9 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.
Other expenses	11,900	8,074	4,370
Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Year over year increases were due to expansion of the Lincoln, Nebraska network and number of households served.

Intersegment expenses, net	2,578	2,101	958	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	56,634	36,957	19,037
Loss before income taxes	(37,815)	(26,631)	(9,514)
Income tax benefit	9,075	10,120	3,615	Reflects income tax benefit based on effective tax rates of 24% in 2018 and 38% in 2017 and 2016. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act effective January 1, 2018.
Net loss	$(28,740)	(16,511)	(5,899)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional Information:
Net loss	$(28,740)	(16,511)	(5,899)
Net interest expense	9,983	5,424	1,270
Income tax benefit	(9,075)	(10,120)	(3,615)
Depreciation and amortization	23,377	11,835	6,060
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$(4,455)	(9,372)	(2,184)	For additional information regarding this non-GAAP measure, see the table below.
 (a) Nelnet, Inc. (parent company) issued a line of credit to ALLO for network capital expenditures and related expenses. In 2016 and 2017, the outstanding amount owed by ALLO to Nelnet, Inc. and the related interest expense incurred by ALLO and the interest income recognized by Nelnet, Inc. under this line of credit was eliminated in the Company's consolidated financial statements. On January 1, 2018, Nelnet, Inc. contributed equity to ALLO with an associated guaranteed payment and ALLO used the proceeds from this capital contribution to pay off all of the outstanding balance on its line of credit with Nelnet, Inc., including all accrued and unpaid interest on such line of credit. For financial reporting purposes, the guaranteed payment recorded by ALLO was classified as debt and such debt and the guaranteed return paid to Nelnet, Inc. (reflected as interest expense for ALLO) was eliminated in the consolidated financial statements. On October 1, 2018, the guaranteed payment was replaced with a yield-based preferred return of future earnings on the contributed equity. For financial reporting purposes, the preferred interest recorded by ALLO is classified as equity and the preferred return on the preferred interest is no longer reflected by ALLO as interest expense. Accordingly, subsequent to October 1, 2018, ALLO will not reflect interest expense in its income statement related to amounts contributed to ALLO from Nelnet, Inc.

Certain financial and operating data for ALLO is summarized in the tables below.

	Year ended December 31,
	2018	2017	2016
Residential revenue	$33,434	17,696	11,088
Business revenue	10,976	7,744	6,235
Other revenue	243	260	336
Communications revenue	$44,653	25,700	17,659

Net (loss) income	$(28,740)	(16,511)	(5,899)
EBITDA (a)	(4,455)	(9,372)	(2,184)

Capital expenditures	87,466	115,102	38,817

Revenue contribution:
Internet	53.9%	46.6%	39.8%
Television	29.0	31.2	32.7
Telephone	16.9	21.8	27.0
Other	0.2	0.4	0.5
	100.0%	100.0%	100.0%

	As of December 31, 2018	As of September 30, 2018	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017	As of September 30, 2017	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016
Residential customer information:
Households served	37,351	32,529	27,643	23,541	20,428	16,394	12,460	10,524	9,814
Households passed (b)	122,396	110,687	98,538	84,475	71,426	54,815	45,880	34,925	30,962
Total households in current markets (c)	152,840	142,602	137,500	137,500	137,500	137,500	137,500	137,500	137,500
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
(c)   During the third quarter of 2018, ALLO began providing service in Fort Morgan, Colorado. During the fourth quarter of 2018, ALLO began providing service in Hastings, Nebraska.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of December 31, 2018, the Company had a $22.4 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.7 years. For a summary of the Company's loan portfolio as of December 31, 2018 and 2017, see note 3 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of loans:

	Year ended December 31,
	2018	2017	2016
Beginning balance	$21,995,877	25,103,643	28,555,749
Loan acquisitions:
Federally insured student loans	3,708,188	254,740	295,443
Private education loans	68,337	3,785	60,667
Consumer loans	120,482	71,726	—
Total loan acquisitions	3,897,007	330,251	356,110
Repayments, claims, capitalized interest, and other	(2,282,631)	(2,257,450)	(2,520,835)
Consolidation loans lost to external parties	(1,066,043)	(1,127,364)	(1,242,621)
Loans sold	(23,712)	(53,203)	(44,760)
Ending balance	$22,520,498	21,995,877	25,103,643
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
For a summary of the activity in the allowance for loan losses for 2018, 2017, and 2016, and a summary of the Company's loan delinquency amounts as of December 31, 2018, 2017, and 2016, see note 3 of the notes to consolidated financial statements included in this report.
Provision for loan losses for federally insured loans was $14.0 million, $13.0 million, and $14.0 million in 2018, 2017, and 2016, respectively.  During 2018, 2017, and 2016, the Company determined an additional allowance was necessary related to portfolios of federally insured loans that were purchased in prior periods and recognized $5.0 million (pre-tax) in 2018, 2017, and 2016 in provision expense related to such loans.
The Company did not record a provision for private education loans in 2018, and recorded a negative provision in 2017 and 2016 due to better than expected credit performance.
The Company began to purchase consumer loans in 2017. Provision for loan losses for consumer loans was $9.0 million and $3.5 million in 2018 and 2017, respectively. The increase in the provision for loan losses for consumer loans was due to purchasing  $120.5 million of consumer loans in 2018.
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

	Year ended December 31,
	2018	2017	2016
Variable loan yield, gross	4.52%	3.53%	2.90%
Consolidation rebate fees	(0.84)	(0.84)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.04	0.07	0.06
Variable loan yield, net	3.72	2.76	2.13
Loan cost of funds - interest expense (b)	(2.98)	(1.99)	(1.41)
Loan cost of funds - derivative settlements (c) (d)	0.03	(0.04)	(0.01)
Variable loan spread	0.77	0.73	0.71
Fixed rate floor income, gross	0.25	0.45	0.63
Fixed rate floor income - derivative settlements (c) (e)	0.30	0.05	(0.06)
Fixed rate floor income, net of settlements on derivatives	0.55	0.50	0.57
Core loan spread (f)	1.32%	1.23%	1.28%

Average balance of loans	$22,596,436	23,560,412	26,863,526
Average balance of debt outstanding	22,181,932	23,250,268	26,729,196

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

(d) Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps and previous cross-
currency interest rate swap.

(e) Derivative settlements include the net settlements received (paid) related to the Company’s floor income interest rate swaps.

(f) The Company began to purchase consumer loans in the second quarter of 2017. Consumer loans were funded by the Company in
2017 and 2018 and will continue to be funded with operating cash until they can be funded in a secured financing transaction. As such, in 2017 and 2018 consumer loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.27% and 1.21% in 2018 and 2017, respectively.

A trend analysis of the Company's core and variable loan spreads is summarized below.

(a) The interest earned on a large portion of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate. The Company funds a portion of its assets with three-month LIBOR indexed floating rate securities. The relationship between the indices in which the Company earns interest on its loans and funds such loans has a significant impact on loan spread.  This table (the right axis) shows the difference between the Company's liability base rate and the one-month LIBOR rate by quarter. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s FFELP student loan assets and related funding for those assets.
Variable loan spread increased in 2018 compared to 2017 due to the impact of the Company beginning to purchase consumer loans in the second quarter of 2017. Variable loan spread without consumer loans was 0.71% for both 2018 and 2017. Variable loan spread increased in 2017 as compared to 2016 due to a tightening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above).
The primary difference between variable loan spread and core loan spread is fixed rate floor income.  A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2018	2017	2016
Fixed rate floor income, gross	$56,811	106,434	169,979
Derivative settlements (a)	64,901	10,838	(17,643)
Fixed rate floor income, net	$121,712	117,272	152,336
Fixed rate floor income contribution to spread, net	0.55%	0.50%	0.57%

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

Summary and Comparison of Operating Results

	Year ended December 31,
	2018	2017	2016	Additional information
Net interest income after provision for loan losses	$226,142	285,519	355,375	See table below for additional analysis.
Other income	12,364	13,424	15,709	The primary component of other income is borrower late fees, which were $12.3 million, $11.6 million, and $12.8 million in 2018, 2017, and 2016, respectively.
Gain (loss) on debt repurchases	359	(1,567)	5,846	Historically, the Company has recorded gains from repurchasing its own asset-backed debt securities at less than par. In 2017, the Company paid a $2.7 million premium, and recorded a loss, to repurchase certain asset-backed debt securities that had above market interest rates. The underlying collateral was refinanced with a significantly lower cost of funds.
Derivative settlements, net	70,478	1,448	(21,034)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company’s net interest income as reflected in the table below.
Derivative market value and foreign currency transaction adjustments, net	(2,159)	(19,357)	70,368	Includes (i) the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP; and (ii) the unrealized foreign currency transaction gains or losses caused by the re-measurement of the Company's previously Euro-denominated bonds to U.S. dollars.
Total other income	81,042	(6,052)	70,889
Salaries and benefits	1,526	1,548	1,985
Loan servicing fees to third parties	12,059	22,734	25,750	Third party loan servicing fees decreased year over year due to runoff of the Company's loan portfolio on third-party platforms, significant conversions of loans to the LSS operating segment in August 2017, July 2018, and September 2018, and the acquisition of Great Lakes in February 2018, which prior to the acquisition was a third-party servicer to the Company. Servicing fees on loans serviced by Great Lakes are included in intersegment expenses effective as of the acquisition date.
Other expenses	3,902	3,900	6,005
Intersegment expenses	47,870	42,830	46,494	Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Increase in 2018 as compared to 2017 was due to significant purchases of loans during the second quarter of 2018 of which LSS is the servicer, significant conversions of loans in August 2017, July 2018, and September 2018, and the acquisition of Great Lakes in February 2018, as described above. Decrease in 2017 as compared to 2016 was due to a decrease in loans serviced by the LSS operating segment due to portfolio runoff. Intersegment expenses also represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	65,357	71,012	80,234	Total operating expenses were 29, 30, and 30 basis points of the average balance of student loans for 2018, 2017, and 2016, respectively.
Income before income taxes	241,827	208,455	346,030
Income tax expense	(58,038)	(79,213)	(131,492)	Reflects income tax expense based on effective tax rates of 24% in 2018 and 38% in 2017 and 2016. The lower effective tax rate in 2018 was due to the Tax Cuts and Jobs Act effective January 1, 2018.
Net income	$183,789	129,242	214,538

Additional information:
Net income	$183,789	129,242	214,538	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value and foreign currency transaction adjustments. Net income, excluding derivative market value and foreign currency transaction adjustments, increased in 2018 compared to 2017, due to a decrease in the segment's effective tax rate from 38% in 2017 to 24% in 2018 as the result of the Tax Cuts and Jobs Act and an increase in core loan spread. These items were partially offset by a decrease in the average balance of loans. The decrease in 2017 compared to 2016 was due to a decrease in the Company's loan portfolio and a decrease in core loan spread.
Derivative market value and foreign currency transaction adjustments, net	2,159	19,357	(70,368)
Net tax effect	(518)	(7,356)	26,740
Net income, excluding derivative market value and foreign currency transaction adjustments	$185,430	141,243	170,910

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2018	2017	2016	Additional information
Variable interest income, gross	$1,021,326	833,318	780,314	Year over year increases were due to increases in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(190,350)	(199,108)	(223,911)	Year over year decreases were due to decreases in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	9,879	17,087	24,900	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. The decrease in 2018 was due to significant loan purchases in 2018 at a net premium. In the third quarter of 2016, the Company revised its policy to correct for an error in its method of applying the interest method used to amortize premiums and accrete discounts on its loan portfolio. Under the Company's revised policy, as of September 30, 2016, the constant prepayment rate used by the Company to amortize/accrete loan premiums/discounts was decreased. During the third quarter of 2016, the Company recorded an adjustment to reflect the net impact on prior periods for the correction of this error that resulted in an $8.2 million reduction to the Company's net loan discount balance and a corresponding increase in interest income.
Variable interest income, net	840,855	651,297	581,303
Interest on bonds and notes payable	(659,367)	(461,703)	(382,088)	Year over year increases were due to increases in cost of funds, partially offset by decreases in the average balance of debt outstanding.
Derivative settlements, net (a)	5,577	(9,390)	(3,391)	Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps and previous cross-currency interest rate swap.
Variable loan interest margin, net of settlements on derivatives (a)	187,065	180,204	195,824
Fixed rate floor income, gross	56,811	106,434	169,979	Year over year decreases in fixed rate floor income were due to the rising interest rate environment.
Derivative settlements, net (a)	64,901	10,838	(17,643)	Derivative settlements include the net settlements received (paid) related to the Company's floor income interest rate swaps. Year over year increases in net settlements received were due to the rising interest rate environment.
Fixed rate floor income, net of settlements on derivatives	121,712	117,272	152,336
Core loan interest income (a)	308,777	297,476	348,160
Investment interest	13,836	6,494	3,506	Year over year increases were due to higher balances of interest-earning investments and increases in interest rates.
Intercompany interest	(2,993)	(2,553)	(3,825)
Provision for loan losses - federally insured loans	(14,000)	(13,000)	(14,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision for loan losses - private education loans	—	2,000	500
Provision for loan losses - consumer loans	(9,000)	(3,450)	—
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$296,620	286,967	334,341
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
The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities, asset-backed securitizations, and liquidity programs offered by the Department), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, repurchase agreements, and unsecured debt offerings to fund corporate activities, business acquisitions, repurchases of common stock, repurchases of its own debt, and expansion of ALLO's fiber network.  The Company has also used its common stock to partially fund certain business acquisitions.
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the years ended December 31, 2018 and 2017, the Company's net cash provided by operating activities was $270.9 million and $322.3 million, respectively.
As of December 31, 2018, the Company had cash and cash equivalents of $121.3 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $53.0 million as of December 31, 2018.
The Company also has a $382.5 million unsecured line of credit that matures on June 22, 2023.  As of December 31, 2018, there was $310.0 million outstanding on the unsecured line of credit and $72.5 million was available for future use.
In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements.  However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate.  Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2018, the Company holds $15.0 million (par value) of its own asset-backed securities.
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
Cash Flows
During the year ended December 31, 2018, the Company generated $270.9 million from operating activities, compared to $322.3 million for the same period in 2017. The decrease in cash provided by operating activities reflects the 2017 adjustments to net income from foreign currency transaction adjustments, the decrease in proceeds from the clearinghouse related to the Company's derivative portfolio in 2018 as compared to 2017, and the impact of changes in loan accrued interest receivable during 2018 as compared to 2017. These factors were partially offset by an increase in net income, the adjustments to net income for depreciation and amortization and derivative market value adjustments, an increase in net proceeds received from termination of derivative instruments in 2018 as compared to 2017, and the impact of changes in other assets during 2018 as compared to 2017.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash used in investing activities and cash provided by financing activities for the year ended December 31, 2018 was $732.4 million and $711.8 million, respectively, and cash provided by investing activities and cash used in financing activities for the year ended December 31, 2017 was $2.9 billion and $3.5 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral:

	As of December 31, 2018
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$21,099,490	11/25/24 - 2/25/67
FFELP warehouse facilities	986,886	5/20/20 / 5/31/21
	$22,086,376
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
As of December 31, 2018, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.10 billion as detailed below.

The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2018.  As of December 31, 2018, the Company had $21.3 billion of loans included in asset-backed securitizations, which represented 94.7 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2018, private education and consumer loans funded with operating cash, or loans acquired subsequent to December 31, 2018.

Asset-backed Securitization Cash Flow Forecast
$2.10 billion
(dollars in millions)
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
Turbo Transactions
Monthly/Quarterly Releases
$215
$350
$170
$180
$150
$400
$265
$135
$200
$75
$125
$140
$95
$135
$65
$70
$60
$40
$75
$30
$20
$190
2019
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032 and after

The forecasted future undiscounted cash flows of approximately $2.10 billion include approximately $0.90 billion (as of December 31, 2018) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "loans receivable," "restricted cash," and "loan accrued interest receivable." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $1.20 billion, or approximately $0.91 billion after estimated income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's December 31, 2018 balance of consolidated shareholders' equity.
Certain of the Company’s asset-backed securitizations are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any remaining principal until such time as all principal on the notes has been paid in full.  Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitization will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets. The Company's forecast of the timing of the release of the equity in the Turbo Transactions is highly sensitive to prepayment rate assumptions.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.
Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $120 million to $150 million.
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
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate."
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
FFELP Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2018, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.2 billion, of which $1.0 billion was outstanding and $0.2 billion was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 20, 2019). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 20, 2020). The other warehouse facility has static advance rates that requires initial equity for loan funding and does not require increased equity based on market movements. As of December 31, 2018, the Company had $57.0 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2018, see note 4 of the notes to consolidated financial statements included in this report.
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
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2018, $664.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During 2018, the Company completed five asset-backed securitizations totaling $3.0 billion (par value). See note 4 of the notes to consolidated financial statements included in this report for additional information on these securitizations. In addition, on February 27, 2019, the Company completed an asset-backed securitization of $496.8 million (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.
Depending on future market conditions, the Company currently anticipates continuing to access the asset-backed securitization market. Such asset-backed securitization transactions would be used to refinance loans included in its warehouse facilities, loans purchased from third parties, and/or loans in its existing asset-backed securitizations.
Consumer Loan Warehouse Facility
On January 11, 2019, the Company closed on a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on type of collateral, and a maturity date of January 10, 2021. Upon closing, the Company initially funded $98.1 million (par value) of consumer loan assets in this facility.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2018, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay additional variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing requirements require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Liquidity Impact Related to the Communications Operating Segment
ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in eight communities in Nebraska and one in Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to additional communities. ALLO began providing services in Lincoln, Nebraska in September 2016, as part of a multi-year project to pass substantially all commercial and residential properties in the community. The Company currently anticipates the Lincoln build-out will be substantially complete during the first quarter of 2019. In 2018, ALLO's capital expenditures were $87.5 million and the Company currently anticipates total expenditures of approximately $50 million in 2019. However, this amount could change based on customer demand for ALLO's services. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures, as well as potentially other third-party financing alternatives.
Other Debt Facilities
As discussed above, the Company has a $382.5 million unsecured line of credit with a maturity date of June 22, 2023. As of December 31, 2018, the unsecured line of credit had $310.0 million outstanding and $72.5 million was available for future use. Upon the maturity date in 2023, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.
The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company.  As of December 31, 2018, the Company had $20.4 million of Hybrid Securities that remain outstanding.

The Company entered into a repurchase agreement in both 2017 and 2018, the proceeds of which are collateralized by FFELP asset-backed security investments and private education loans, respectively. As of December 31, 2018, $41.4 million and $45.0 million were subject to these repurchase agreements, respectively. Upon termination or expiration of the repurchase agreements, the Company would use cash proceeds or transfer collateral to satisfy any outstanding obligations subject to the agreements.
The Company has other notes payable included in its consolidated financial statements which were issued by partnerships in connection with the development of certain real estate projects in Lincoln, Nebraska, including a project involving Hudl, a related party. Although the Company's ownership of these partnerships are 50 percent or less, because the Company was the developer of and is a current tenant in these buildings, the operating results of these partnerships are included in the Company's consolidated financial statements. The total amount of real estate debt outstanding issued by these partnerships and included in the Company's consolidated financial statements as of December 31, 2018 was $33.9 million, of which $7.7 million was recourse to the Company.
For further discussion of these debt facilities described above, see note 4 of the notes to consolidated financial statements included in this report.
Debt Repurchases
Due to the Company's positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 4 of the notes to consolidated financial statements included in this report for information on debt repurchased by the Company during the years ended December 31, 2018, 2017, and 2016.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2018, 2017, and 2016 are shown in the table below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2018	868,147	$45,331	$52.22
Year ended December 31, 2017	1,473,054	68,896	46.77
Year ended December 31, 2016	2,038,368	69,091	33.90

As of December 31, 2018, 2,305,252 shares remain authorized for purchase under the Company's repurchase program.

Dividends
Dividends of $0.16 per share on the Company’s Class A and Class B common stock were paid on March 15, 2018, June 15, 2018, and September 14, 2018, respectively, and a dividend of $0.18 per share was paid on December 14, 2018.
The Company's Board of Directors declared a first quarter 2019 cash dividend on the Company's Class A and Class B common stock of $0.18 per share. The dividend will be paid on March 15, 2019, to shareholders of record at the close of business on March 1, 2019.
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

Contractual Obligations
The Company’s contractual obligations were as follows:

	As of December 31, 2018
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$22,537,099	86,408	986,886	323,685	21,140,120
Operating lease obligations	35,346	9,181	14,037	6,649	5,479
Total	$22,572,445	95,589	1,000,923	330,334	21,145,599

(a) Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.

As of December 31, 2018, the Company had a reserve of $18.5 million for uncertain income tax positions (including the federal benefit received from state positions).  This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Management has identified the allowance for loan losses as a critical accounting policy.
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
In determining the appropriateness of the allowance for loan losses on the private education and consumer loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for loan losses. The Company places a private education or consumer loan on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan and accrued interest when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program.
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
The Company believes the most significant effects of this adoption will relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet primarily for office and dark fiber operating leases; (2) the deconsolidation of existing assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed assets that currently do not qualify for sale accounting; and (3) providing significant new disclosures about the Company’s leasing activities.
On adoption, the Company currently expects to recognize lease liabilities of approximately $34 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. It will recognize ROU assets of approximately $33 million, which corresponds to the lease liabilities reduced by deferred rent expense as of the effective date. The Company will also deconsolidate total assets of approximately $44 million and total liabilities of approximately $35 million for those entities that have been consolidated due to sale-leaseback transactions that failed to qualify for recognition as sales under the prior guidance. Deconsolidation of these entities will reduce noncontrolling interests by approximately $6 million.
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify and to elect the practical expedient to not separate lease and non-lease components for all of its office space leases.
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
Allowance for Loan Losses
In June 2016, the FASB issued accounting guidance regarding the measurement of credit losses on financial instruments, which will change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. The Company currently uses an incurred loss model when calculating its allowance for loans losses. As a result, the Company expects the new guidance will increase the allowance for loan losses. This guidance will be effective for the Company beginning January 1, 2020. This standard represents a significant departure from existing GAAP, and may result in significant changes to the Company's accounting for the allowance for loan losses. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.
Hedging Activities
In August 2017, the FASB issued accounting guidance to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and in some situations better align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for the Company beginning January 1, 2019. Upon adoption, this pronouncement will not have a material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2018		As of December 31, 2017
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,792,734	12.4%	$4,966,125	22.6%
Variable-rate loan assets	19,727,764	87.6	17,029,752	77.4
Total	$22,520,498	100.0%	$21,995,877	100.0%

Fixed-rate debt instruments	$88,128	0.4%	$101,002	0.5%
Variable-rate debt instruments	22,448,971	99.6	21,626,125	99.5
Total	$22,537,099	100.0%	$21,727,127	100.0%

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
No variable-rate floor income was earned by the Company during the years ended December 31, 2018, 2017, and 2016. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2018	2017	2016
Fixed rate floor income, gross	$56,811	106,434	169,979
Derivative settlements (a)	64,901	10,838	(17,643)
Fixed rate floor income, net	$121,712	117,272	152,336

(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The year over year decreases in gross fixed rate floor income were due to increases in interest rates.
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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2018:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance

5.0 - 5.49%	5.30%	2.66%	$367,077
5.5 - 5.99%	5.67%	3.03%	357,259
6.0 - 6.49%	6.19%	3.55%	392,253
6.5 - 6.99%	6.70%	4.06%	382,285
7.0 - 7.49%	7.17%	4.53%	134,034
7.5 - 7.99%	7.71%	5.07%	229,966
8.0 - 8.99%	8.18%	5.54%	532,171
> 9.0%	9.05%	6.41%	198,597
			$2,593,642
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert   to a variable rate. As of December 31, 2018, the weighted average estimated variable conversion rate was   4.24% and the short-term interest rate was 240 basis points.
The following table summarizes the outstanding derivative instruments as of December 31, 2018 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$3,250,000	0.97%
2020	1,500,000	1.01
2021	100,000	2.95
2023	400,000	2.24
2024	300,000	2.28
2027	25,000	2.35
	$5,575,000	1.18%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

In addition, during 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options give the Company the right, but not the obligation, to enter into interest rate swaps in which the Company would pay a fixed amount and receive discrete one-month LIBOR. The following table summarizes these derivative instruments as of December 31, 2018.

If exercised effective date	Notional amount	Weighted average fixed rate paid by the Company	If exercised maturity date

August 21, 2019	$750,000	3.28%	August 21, 2024
September 25, 2019	250,000	3.00	September 25, 2024
	$1,000,000	3.21%
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2018:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$20,574,347	—
3 month H15 financial commercial paper	Daily	970,261	—
3 month Treasury bill	Daily	611,288	—
3 month LIBOR (a)	Quarterly	—	9,851,965
1 month LIBOR	Monthly	—	10,340,158
Auction-rate (b)	Varies	—	793,476
Asset-backed commercial paper (c)	Varies	—	986,886
Other (d)		1,351,899	1,535,310
		$23,507,795	23,507,795

(a) The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2018.

Maturity	Notional amount
2019	$3,500,000
2020	1,000,000
2021	250,000
2022	2,000,000
2023	750,000
2024	250,000
2026	1,150,000
2027	375,000
2028	325,000
2029	100,000
2031	300,000
$10,000,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2018 was one-month LIBOR plus 9.4 basis points.

(b) As of December 31, 2018, the Company was sponsor for $793.5 million of asset-backed securities that are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

(c) The interest rates on the Company's FFELP warehouse facilities are indexed to asset-backed commercial paper rates.

(d) Assets include accrued interest receivable and restricted cash.  Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate."
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(20,162)	(7.0)%	$(35,592)	(12.4)%	$(11,769)	(4.1)%	$(35,306)	(12.3)%
Impact of derivative settlements	62,310	21.8	186,927	65.3	7,775	2.7	23,326	8.1
Increase (decrease) in net income before taxes	$42,148	14.8%	$151,335	52.9%	$(3,994)	(1.4)%	$(11,980)	(4.2)%
Increase (decrease) in basic and diluted earnings per share	$0.78		$2.81		$(0.07)		$(0.22)
	Year ended December 31, 2017
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(39,894)	(17.6)%	$(73,999)	(32.5)%	$(13,423)	(5.9)%	$(40,271)	(17.8)%
Impact of derivative settlements	59,639	26.3	178,911	79.0	6,408	2.8	19,226	8.5
Increase (decrease) in net income before taxes	$19,745	8.7%	$104,912	46.5%	$(7,015)	(3.1)%	$(21,045)	(9.3)%
Increase (decrease) in basic and diluted earnings per share	$0.29		$1.55		$(0.09)		$(0.30)
	Year ended December 31, 2016
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(67,877)	(17.0)%	$(124,818)	(31.3)%	$(16,033)	(4.1)%	$(48,098)	(12.1)%
Impact of derivative settlements	59,847	15.0	179,541	45.0	3,052	0.8	9,155	2.3
Increase (decrease) in net income before taxes	$(8,030)	(2.0)%	$54,723	13.7%	$(12,981)	(3.3)%	$(38,943)	(9.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.12)		$0.80		$(0.19)		$(0.57)

Financial Statement Impact – Derivatives and Foreign Currency Transaction Adjustments
For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income, see note 5 of the notes to consolidated financial statements included in this report.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2018, the Company implemented a plan that called for modifications to its processes related to the accounting for leases as a result of ASC Topic 842, Leases. The modified controls have been designed to address risks associated with accounting for lease assets and liabilities and the related income and expense under ASC 842.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for the Company. The Company's internal control system is designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.

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
Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Lincoln, Nebraska
February 27, 2019

ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2018, no information was required to be disclosed in a report on Form 8-K, but not reported.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information as to the directors, executive officers, corporate governance, and Section 16(a) beneficial ownership reporting compliance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “CORPORATE GOVERNANCE,” and “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2019 Annual Meeting of Shareholders scheduled to be held on May 23, 2019 (the “Proxy Statement”), is incorporated herein by reference.
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
The following table summarizes information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

	As of December 31, 2018
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	2,144,814	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	2,144,814

(1) Includes 1,563,438, 118,498, and 462,878 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.

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

2.1 ++
Stock Purchase Agreement dated as of October 18, 2017, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller, filed as Exhibit 2.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

2.2
First Amendment to Stock Purchase Agreement dated as of February 1, 2018, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller, filed as Exhibit 2.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

2.3
Second Amendment to Stock Purchase Agreement dated as of February 1, 2018, among Nelnet Diversified Solutions, LLC, as Purchaser, Nelnet, Inc., as Purchaser Parent, and Great Lakes Higher Education Corporation, as Seller, filed as Exhibit 2.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

3.1	Third Amended and Restated Articles of Incorporation of Nelnet, Inc., filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated herein by reference.

3.2
Ninth Amended and Restated Bylaws of Nelnet, Inc., as amended as of May 24, 2018, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated herein by reference.

4.1
Form of Class A Common Stock Certificate of Nelnet, Inc., filed on November 24, 2003 as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

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

4.3
Registration Rights Agreement, dated as of December 16, 2003, by and among Nelnet, Inc. and the shareholders of Nelnet, Inc. signatory thereto, filed on November 24, 2003 as Exhibit 4.11 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

10.1
Composite Form of Amended and Restated Participation Agreement, dated as of June 1, 2001, between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, as amended by the First Amendment thereto dated as of December 19, 2001 through the Cancellation of the Fifteenth Amendment thereto dated as of March 16, 2011 (such Participation Agreement and each amendment through the Cancellation of the Fifteenth Amendment thereto have been previously filed as set forth in the Exhibit Index for the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, and are incorporated herein by reference), filed as Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.2
Sixteenth Amendment of Amended and Restated Participation Agreement, dated as of March 23, 2012, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.3
Guaranteed Purchase Agreement, dated as of March 19, 2001, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, filed on September 25, 2003 as Exhibit 10.36 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

10.4
First Amendment of Guaranteed Purchase Agreement, dated as of February 1, 2002, by and between NELnet, Inc. (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, filed on September 25, 2003 as Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

10.5
Second Amendment of Guaranteed Purchase Agreement, dated as of December 1, 2002, by and between Nelnet, Inc. (f/k/a/ NELnet, Inc.) (subsequently renamed National Education Loan Network, Inc.) and Union Bank and Trust Company, filed on September 25, 2003 as Exhibit 10.38 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

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

10.10
Office Building Lease dated June 21, 1996 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.11
Amendment to Office Building Lease dated June 11, 1997 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.12
Lease Amendment Number Two dated February 8, 2001 between Miller & Paine and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.13
Lease Amendment Number Three dated May 23, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.14
Lease Amendment Number Four dated November 13, 2007 between M & P Building, LLC and Union Bank and Trust Company, filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.15
Lease Amendment Number Five entered into in September 2008 between M & P Building, LLC and Union Bank and Trust Company, filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.16
Lease Amendment Number Six dated December 15, 2017 between Nelnet Real Estate Ventures, Inc. and Union Bank and Trust Company, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.17
Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.18
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.19+	Nelnet, Inc. Restricted Stock Plan, as amended through May 22, 2014, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated herein by reference.

10.20+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through March 21, 2018, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated herein by reference.

10.23+
10.21+
Nelnet, Inc. Executive Officers Incentive Compensation Plan, as amended effective March 9, 2017, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.22
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

10.23
Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

10.24
Modification of Contract dated effective as of June 17, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated herein by reference.

10.25
Modification of Contract dated effective as of September 1, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 2, 2014 and incorporated herein by reference.

10.26
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.27
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

10.30
Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.31
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.32
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.33
Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company, filed as Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.34
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

10.37
Amendment No. 2 dated as of June 22, 2018 to the Amended and Restated Credit Agreement dated as of October 30, 2015 and as amended as of December 12, 2016, by and among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 28, 2018 and incorporated herein by reference.

10.38*
Increase Joinder and Waiver to Amended and Restated Credit Agreement dated as of December 14, 2018, by and among Nelnet, Inc., Mutual of Omaha Bank, as Additional Lender, Wells Fargo Bank, National Association, the Increasing Lender, U.S. Bank National Association, as Administrative Agent, and various lender parties thereto.

10.39
Amended and Restated Guaranty dated as of October 30, 2015, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference.

10.40
Annex I to Guaranty dated as of December 12, 2016 to the Amended and Restated Guaranty dated as of October 30, 2015 by ALLO Communications LLC, a subsidiary of Nelnet, Inc., in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 14, 2016 and incorporated herein by reference.

10.41
Annex I to Guaranty dated as of June 22, 2018 to the Amended and Restated Guaranty dated as of October 30, 2015 by Great Lakes Educational Loan Services, Inc., a subsidiary of Nelnet, Inc., in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 28, 2018 and incorporated herein by reference.

10.42*	Agreement for Purchase and Sale of Interest in Aircraft dated as of December 31, 2018, by and between National Education Loan Network, Inc. and Union Financial Services, Inc.

10.43*	Aircraft Joint Ownership Agreement dated as of January 1, 2019, by and between National Education Loan Network, Inc. and MSD711, LLC.

10.44*	Aircraft Management Agreement, dated as of January 1, 2019, by and between Duncan Aviation, Inc. and National Education Loan Network, Inc. and MSD711, LLC.

10.45
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

10.46
Master Private Loan Program Agreement dated as of August 22, 2018, by and between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.47±
Education Loan Marketing Agreement dated as of August 22, 2018, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.48±
Private Student Loan Origination and Servicing Agreement dated as of August 22, 2018, by and between Nelnet Servicing, LLC, d/b/a Firstmark Services, and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.49±
Loan Participation Agreement dated as of August 22, 2018, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.50
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

10.53
Private Loan Servicing Letter Agreement dated as of February 27, 2017, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.54 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.54
Form of Trust/Custodial/Safekeeping Agreement by and between National Education Loan Network, Inc., as Principal, and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.55
Form of Special Investment Directions by National Education Loan Network, Inc. and its affiliates, as Principal under the Form of Trust/Custodial/Safekeeping Agreement between Principal and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.56 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.56
Loan Participation Agreement dated as of January 1, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

10.57*
Amended and Restated Trust Agreement dated as of December 21, 2018 among Nelnet Private Student Loan Financing Corporation, as Depositor, Union Bank and Trust Company, as Trustee, and U.S. Bank Trust National Association, as Delaware Trustee.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:	February 27, 2019
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
Name: Jeffrey R. Noordhoek
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 27, 2019
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 27, 2019
Michael S. Dunlap

/s/ JAMES P. ABEL	Director	February 27, 2019
James P. Abel

/s/ PREETA D. BANSAL	Director	February 27, 2019
Preeta D. Bansal

/s/ WILLIAM R. CINTANI	Director	February 27, 2019
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 27, 2019
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 27, 2019
David S. Graff

/s/ THOMAS E. HENNING	Director	February 27, 2019
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 27, 2019
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 27, 2019
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and board of directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Lincoln, Nebraska
February 27, 2019

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017
	2018	2017
	(Dollars in thousands, except share data)
Assets:
Loans receivable (net of allowance for loan losses of $60,388 and $54,590 respectively)	$22,377,142	21,814,507
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	9,472	6,982
Cash and cash equivalents - held at a related party	111,875	59,770
Total cash and cash equivalents	121,347	66,752
Investments and notes receivable	249,370	240,538
Restricted cash	701,366	688,193
Restricted cash - due to customers	369,678	187,121
Loan accrued interest receivable	679,197	430,385
Accounts receivable (net of allowance for doubtful accounts of $3,271 and $1,436, respectively)	59,531	37,863
Goodwill	156,912	138,759
Intangible assets, net	114,290	38,427
Property and equipment, net	344,784	248,051
Other assets	45,533	73,021
Fair value of derivative instruments	1,818	818
Total assets	$25,220,968	23,964,435
Liabilities:
Bonds and notes payable	$22,218,740	21,356,573
Accrued interest payable	61,679	50,039
Other liabilities	256,092	198,252
Due to customers	369,678	187,121
Fair value of derivative instruments	—	7,063
Total liabilities	22,906,189	21,799,048
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 28,798,464 shares and 29,341,517 shares, respectively	288	293
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,459,641 shares and 11,468,587 shares, respectively	115	115
Additional paid-in capital	622	521
Retained earnings	2,299,556	2,143,983
Accumulated other comprehensive earnings	3,883	4,617
Total Nelnet, Inc. shareholders' equity	2,304,464	2,149,529
Noncontrolling interests	10,315	15,858
Total equity	2,314,779	2,165,387
Total liabilities and equity	$25,220,968	23,964,435

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$22,359,655	21,909,476
Restricted cash	677,611	641,994
Loan accrued interest receivable and other assets	679,735	431,934
Bonds and notes payable	(22,146,374)	(21,702,298)
Accrued interest payable and other liabilities	(163,327)	(168,637)
Net assets of consolidated education lending variable interest entities	$1,407,300	1,112,469
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2018, 2017, and 2016

	2018	2017	2016
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$897,666	757,731	751,280
Investment interest	26,600	12,695	9,466
Total interest income	924,266	770,426	760,746
Interest expense:
Interest on bonds and notes payable	669,906	465,188	388,183
Net interest income	254,360	305,238	372,563
Less provision for loan losses	23,000	14,450	13,500
Net interest income after provision for loan losses	231,360	290,788	359,063
Other income:
Loan servicing and systems revenue	440,027	223,000	214,846
Education technology, services, and payment processing revenue	221,962	193,188	175,682
Communications revenue	44,653	25,700	17,659
Other income	54,446	52,826	58,255
Gain from debt repurchases	359	2,902	7,981
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	71,085	(18,554)	49,795
Total other income	832,532	479,062	524,218
Cost of services:
Cost to provide education technology, services, and payment processing services	59,566	48,678	44,316
Cost to provide communications services	16,926	9,950	6,866
Total cost of services	76,492	58,628	51,182
Operating expenses:
Salaries and benefits	436,179	301,885	255,924
Depreciation and amortization	86,896	39,541	33,933
Loan servicing fees to third parties	12,059	22,734	25,750
Other expenses	165,972	120,378	117,678
Total operating expenses	701,106	484,538	433,285
Income before income taxes	286,294	226,684	398,814
Income tax expense	58,770	64,863	141,313
Net income	227,524	161,821	257,501
Net loss (income) attributable to noncontrolling interests	389	11,345	(750)
Net income attributable to Nelnet, Inc.	$227,913	173,166	256,751
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$5.57	4.14	6.02
Weighted average common shares outstanding - basic and diluted	40,909,022	41,791,941	42,669,070

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2018, 2017, and 2016
	2018	2017	2016
	(Dollars in thousands)
Net income	$227,524	161,821	257,501
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains arising during period, net of losses	1,056	2,349	5,789
Reclassification adjustment for gains recognized in net income, net of losses	(978)	(2,528)	(1,907)
Income tax effect	(69)	66	(1,436)
Total other comprehensive income (loss)	9	(113)	2,446
Comprehensive income	227,533	161,708	259,947
Comprehensive loss (income) attributable to noncontrolling interests	389	11,345	(750)
Comprehensive income attributable to Nelnet, Inc.	$227,922	173,053	259,197

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2018, 2017, and 2016
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2015	—	32,476,528	11,476,932	$—	325	115	—	1,881,708	2,284	7,726	1,892,158
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,366	1,366
Net income	—	—	—	—	—	—	—	256,751	—	750	257,501
Other comprehensive income	—	—	—	—	—	—	—	—	2,446	—	2,446
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(572)	(572)
Cash dividends on Class A and Class B common stock - $0.50 per share	—	—	—	—	—	—	—	(21,188)	—	—	(21,188)
Issuance of common stock, net of forfeitures	—	189,952	—	—	1	—	4,218	—	—	—	4,219
Compensation expense for stock based awards	—	—	—	—	—	—	4,086	—	—	—	4,086
Repurchase of common stock	—	(2,038,368)	—	—	(20)	—	(7,884)	(61,187)	—	—	(69,091)
Balance as of December 31, 2016	—	30,628,112	11,476,932	—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19,578	19,578
Net income (loss)	—	—	—	—	—	—	—	173,166	—	(11,345)	161,821
Other comprehensive loss	—	—	—	—	—	—	—	—	(113)	—	(113)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Cash dividends on Class A and Class B common stock - $0.58 per share	—	—	—	—	—	—	—	(24,097)	—	—	(24,097)
Issuance of common stock, net of forfeitures	—	178,114	—	—	2	—	3,619	—	—	—	3,621
Compensation expense for stock based awards	—	—	—	—	—	—	4,193	—	—	—	4,193
Repurchase of common stock	—	(1,473,054)	—	—	(15)	—	(7,711)	(61,170)	—	—	(68,896)
Conversion of common stock	—	8,345	(8,345)	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	—	29,341,517	11,468,587	—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,023	1,023
Net income (loss)	—	—	—	—	—	—	—	227,913	—	(389)	227,524
Other comprehensive income	—	—	—	—	—	—	—	—	9	—	9
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(525)	(525)
Cash dividends on Class A and Class B common stock - $0.66 per share	—	—	—	—	—	—	—	(26,839)	—	—	(26,839)
Issuance of common stock, net of forfeitures	—	316,148	—	—	3	—	5,171	—	—	—	5,174
Compensation expense for stock based awards	—	—	—	—	—	—	6,194	—	—	—	6,194
Repurchase of common stock	—	(868,147)	—	—	(8)	—	(11,264)	(34,059)	—	—	(45,331)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Conversion of common stock	—	8,946	(8,946)	—	—	—	—	—	—	—	—
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2018, 2017, and 2016
	2018	2017	2016
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$227,913	173,166	256,751
Net (loss) income attributable to noncontrolling interests	(389)	(11,345)	750
Net income	227,524	161,821	257,501
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	184,682	137,823	122,547
Loan discount accretion	(40,800)	(44,812)	(40,617)
Provision for loan losses	23,000	14,450	13,500
Derivative market value adjustment	(1,014)	(26,379)	(59,895)
Unrealized foreign currency transaction adjustment	—	45,600	(11,849)
Proceeds (payments) from termination of derivative instruments, net	10,283	(30,382)	3,999
Payments to enter into derivative instruments	(4,770)	(929)	—
Proceeds from clearinghouse - initial and variation margin, net	40,382	76,325	—
Gain from debt repurchases	(359)	(2,902)	(7,981)
(Gain) loss from investments and notes receivable, net	(8,139)	2,108	979
Deferred income tax expense (benefit)	10,981	(1,544)	27,005
Non-cash compensation expense	6,539	4,416	4,348
Impairment expense	11,721	3,626	—
Other	2,219	(687)	1,329
Increase in loan accrued interest receivable	(248,869)	(39,203)	(7,439)
Decrease (increase) in accounts receivable	3,059	(4,234)	10,667
Increase in other assets	(4,069)	(42,270)	(5,416)
Increase in accrued interest payable	11,640	4,362	14,170
(Decrease) increase in other liabilities	(12,506)	(2,341)	2,409
Increase (decrease) in due to customers	59,388	67,419	(25,069)
Net cash provided by operating activities	270,892	322,267	300,188
Cash flows from investing activities, net of acquisitions:
Purchases of loans	(3,847,553)	(312,293)	(319,511)
Purchases of loans from a related party	(74,698)	(13,183)	(29,633)
Net proceeds from loan repayments, claims, capitalized interest, and other	3,322,783	3,363,526	3,735,772
Proceeds from sale of loans	23,712	53,203	44,760
Purchases of available-for-sale securities	(46,424)	(128,523)	(94,673)
Proceeds from sales of available-for-sale securities	71,415	156,540	144,252
Purchases of investments and issuance of notes receivable	(67,040)	(29,339)	(21,511)
Proceeds from investments and notes receivable	23,039	11,545	15,898
Purchases of property and equipment	(125,023)	(156,005)	(67,602)
Business acquisition, net of cash and restricted cash acquired	(12,562)	—	—
Proceeds from sale of business, net	—	4,511	—
Net cash (used in) provided by investing activities	(732,351)	2,949,982	3,407,752
Cash flows from financing activities:
Payments on bonds and notes payable	(3,113,503)	(5,403,224)	(4,134,890)
Proceeds from issuance of bonds and notes payable	3,922,962	1,984,558	650,909
Payments of debt issuance costs	(13,808)	(6,497)	(5,845)
Payment of contingent consideration	—	(850)	—
Dividends paid	(26,839)	(24,097)	(21,188)
Repurchases of common stock	(45,331)	(68,896)	(69,091)
Proceeds from issuance of common stock	1,359	678	889
Acquisition of noncontrolling interest	(13,449)	—	—
Issuance of noncontrolling interests	918	19,473	1,241
Distribution to noncontrolling interests	(525)	(1,645)	(572)
Net cash provided by (used in) financing activities	711,784	(3,500,500)	(3,578,547)
Net increase (decrease) in cash, cash equivalents and restricted cash	250,325	(228,251)	129,393
Cash, cash equivalents, and restricted cash, beginning of year	942,066	1,170,317	1,040,924
Cash, cash equivalents, and restricted cash, end of year	$1,192,391	942,066	1,170,317

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Year ended
	December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$591,394	390,278	301,118
Cash disbursements made for income taxes, net of refunds and credits (a)	$473	96,721	115,415

(a) For 2018, the Company utilized $14.7 million of federal and state tax credits, related primarily to renewable energy.

Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisitions during  2018 are contained in note 7, "Business Combinations."

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Total cash and cash equivalents	$121,347	66,752	69,654	63,529
Restricted cash	701,366	688,193	980,961	832,624
Restricted cash - due to customers	369,678	187,121	119,702	144,771
Cash, cash equivalents, and restricted cash	$1,192,391	942,066	1,170,317	1,040,924

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diverse company with a focus on delivering education-related products and services and loan asset management. The largest operating businesses engage in loan servicing; education technology, services, and payment processing; and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate and early-stage and emerging growth companies. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
The Company has four reportable operating segments. The Company's reportable operating segments include:
• Loan Servicing and Systems ("LSS")
• Education Technology, Services, and Payment Processing ("ETS&PP")
• Communications
• Asset Generation and Management ("AGM")

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
Loan Servicing and Systems
The primary service offerings of the Loan Servicing and Systems operating segment include:
•Servicing federally-owned student loans for the Department of Education
•Servicing FFELP loans
•Originating and servicing private education and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including call center, processing, and marketing services

LSS provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating external fee revenue when performed for third-party clients.
On February 7, 2018, the Company acquired Great Lakes Educational Loan Services, Inc. ("Great Lakes"). See note 7 for additional information related to this acquisition. Nelnet Servicing, LLC, ("Nelnet Servicing"), a subsidiary of the Company, and Great Lakes are two of four private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department.

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
Education Technology, Services, and Payment Processing
ETS&PP provides products and services to help students and families manage the payment of education costs at all levels (K-12 and higher education). It also provides innovative education-focused technologies, services, and support solutions to help schools automate administrative processes and collect and process commerce data.
In the K-12 market, the Company (known as FACTS Management) offers (i) actively managed tuition payment plans and billing services; (ii) assistance with financial needs assessment and donor management; (iii) school information system software that helps schools automate administrative processes such as admissions, enrollment, scheduling, student billing, attendance, and grade book management; (iv) professional development and educational instruction services; and (v) innovative technology products that aid in teacher and student evaluations. In the higher education market (known as Nelnet Campus Commerce) the Company offers two principal products: actively managed tuition payment plans, and education technologies and payment processing.
Outside of the education market, the Company also offers technology and payments services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software. In addition, this operating segment offers mobile first technology focused on increasing engagement, online giving, and communication for church and not-for-profit customers.
Communications
ALLO Communications LLC (“ALLO”) provides pure fiber optic service to homes and businesses for internet, television, and telephone services. The acquisition of ALLO in 2015 provides additional diversification of the Company's revenues and cash flows outside of education. In addition, the acquisition leverages the Company's existing infrastructure, customer service capabilities and call centers, and financial strength and liquidity for continued growth.
ALLO derives its revenue primarily from the sale of communication services to residential and business customers in Nebraska and Colorado. Internet and television services include revenue from residential and business customers for subscriptions to ALLO's data and video products. ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds of up to 1 gigabit per second for residential customers and is capable of providing symmetrical speeds of over 1 gigabit per second for business customers. Telephone services include local and long distance telephone service, hostedPBX services, and other basic services.
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
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The operating results of Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary
•Income earned on certain investment activities, including real estate
•Interest expense incurred on unsecured debt transactions
•Other product and service offerings that are not considered reportable operating segments

Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

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
As of December 31, 2018, the Company owned 98.8 percent of the economic rights of ALLO Communications LLC and has a disproportional 80 percent of the voting rights related to all operating decisions for ALLO's business. See note 1, “Description of Business,” for a description of ALLO, including the primary services offered. In addition to the Company’s original equity investment, Nelnet, Inc. (the parent) issued a line of credit to ALLO. On January 1, 2018, Nelnet, Inc. contributed more equity with an associated guaranteed payment and ALLO used the proceeds to retire the outstanding balance on the line of credit. On October 1, 2018, the guaranteed payment accrual was replaced with a yield-based preferred return of future earnings due on the newly contributed equity. The Company will continue to increase its ownership interests as it makes cash contributions to fund ALLO's operating losses and capital expenditures. In addition, ALLO's management, as current minority members, has the opportunity to earn ownership interests based on the financial performance of ALLO. Nelnet, Inc.’s maximum exposure to loss as a result of its involvement with ALLO is equal to its ownership interests investment. All of ALLO’s financial activities and related assets and liabilities are reflected in the Company’s consolidated financial statements.  See note 14, “Segment Reporting,” for disclosure of ALLO’s total assets and results of operations (included in the "Communications" operating segment), note 9, "Goodwill," for disclosure of ALLO's goodwill, and note 10, “Property and Equipment,” for disclosure of ALLO’s fixed assets. ALLO's goodwill and property and equipment comprise the majority of its assets. The assets recognized as a result of consolidating ALLO are the property of ALLO and are not available for any other purpose.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Reclassifications
Certain amounts previously reported within the Company's consolidated balance sheet, statements of income, and statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications include:
•Reclassifying certain non-customer receivables, which were previously included in "accounts receivable," to "other assets," and reclassifying non-customer receivables activity on the consolidated statements of cash flows as appropriate. This did not result in a change in the Company's previously reported net cash provided by operating activities.

•Reclassifying direct costs to provide services for education technology, services, and payment processing, which were previously included in "other expenses," to "cost to provide education technology, services, and payment processing services."

•Reclassifying the line item "cost to provide communications services" on the consolidated statements of income from part of "operating expenses" and presenting such costs as part of "cost of services."

•Reclassifying "enrollment services revenue" and "cost to provide enrollment services" in 2016 to "other income" and "other expenses," respectively.

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
The Company adopted the standard effective January 1, 2018, using the full retrospective method, which required it to restate each prior reporting period presented. As a result, the Company changed its accounting policy for revenue recognition as detailed in the "Revenue Recognition" section of this note.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Impacts to Previously Reported Results
Adoption of the revenue recognition standard impacted the Company’s previously reported results on the consolidated statements of income as follows:

	Year ended December 31, 2017
	As previously reported	Impact of adoption	As restated
Education technology, services, and payment processing revenue	$145,751	47,437	193,188
Cost to provide education technology, services, and payment processing services	—	47,437	47,437	(a)

	Year ended December 31, 2016
	As previously reported	Impact of adoption	As restated
Education technology, services, and payment processing revenue	$132,730	42,952	175,682
Cost to provide education technology, services, and payment processing services	—	42,952	42,952	(a)

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
Equity Investments
In January 2016, the FASB issued new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The guidance, including a related clarifying update, requires equity investments with readily determinable fair values to be measured at fair value, with changes in the fair value recognized through net income. An entity may choose to measure equity investments without readily determinable fair values at fair value or use the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
The guidance requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities with readily determinable fair values previously recognized in accumulated other comprehensive income, and was adopted by the Company as of January 1, 2018. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to retained earnings, accumulated other comprehensive earnings, and investments and notes receivable. Subsequent to the adoption, the Company is accounting for all its equity investments without readily determinable fair values using the measurement alternative.
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

	Year ended December 31, 2017
	As previously reported	Impact of adoption	As restated
Increase in due to customers	$—	67,419	67,419
Proceeds from clearinghouse - initial and variation margin, net	48,985	27,340	76,325
Net cash provided by operating activities	227,508	94,759	322,267
Decrease in restricted cash, net	320,108	(320,108)	—
Net cash provided by investing activities	3,270,090	(320,108)	2,949,982

	Year ended December 31, 2016
	As previously reported	Impact of adoption	As restated
Decrease in due to customers	$—	(25,069)	(25,069)
Net cash provided by operating activities	325,257	(25,069)	300,188
Increase in restricted cash, net	(147,487)	147,487	—
Purchases of investments and issuance of notes receivable	(22,361)	850	(21,511)
Net cash provided by investing activities	3,259,415	148,337	3,407,752

Noncontrolling Interests
Amounts for noncontrolling interests reflect the proportionate share of membership interest (equity) and net income attributable to the holders of minority membership interests in the following entities:
•Whitetail Rock Capital Management, LLC - WRCM is the Company’s SEC-registered investment advisor subsidiary.  WRCM issued 10 percent minority membership interests on January 1, 2012.
•ALLO Communications LLC - On December 31, 2015, the Company purchased 92.5 percent of the ownership interests in ALLO. On January 1, 2016, the Company sold a 1.0 percent ownership interest in ALLO to a non-related third-party. During 2018, the Company contributed additional equity to increase its ownership interest in ALLO to 98.8 percent. Per ALLO's operating agreement, currently all operating results of ALLO are allocated to the Company.
•401 Building, LLC (“401 Building”) - 401 Building is an entity established in October 2015 for the sole purpose of acquiring, developing, and operating a commercial building. The Company owns 50 percent of 401 Building.
•TDP Phase Three, LLC (“TDP”) and TDP Phase Three-NMTC ("TDP-NMTC") - TDP and TDP-NMTC are entities that were established in October 2015 for the sole purpose of developing and operating the new headquarters of Hudl, a related party. The Company owns 25 percent of each TDP and TDP-NMTC.
•330-333 Building, LLC ("330-333 Building") - 330-333 Building is an entity established in January 2016 for the sole purpose of acquiring, developing, and operating a commercial building. The Company owns 50 percent of 330-333 Building.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
•GreatNet Solutions, LLC ("GreatNet") - GreatNet was a joint venture created in 2017 to respond to an initiative by the Department for the procurement of a contract for federal student loan servicing. Nelnet Servicing and Great Lakes each owned 50 percent of the ownership interests in GreatNet. For financial reporting purposes, the balance sheet and operating results of GreatNet were included in the Company's consolidated financial statements and presented in the Company's Loan Servicing and Systems operating segment. On February 7, 2018, the Company purchased 100 percent of the outstanding stock of Great Lakes. See note 7, “Business Combinations” for additional information on this business acquisition.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.
Loans Receivable
Loans consist of federally insured student loans, private education loans, and consumer loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2018 and 2017.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Allowance for Loan Losses
The allowance for loan losses represents management's estimate of probable losses on loans. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is appropriate to cover probable losses inherent in the loan portfolio. The Company evaluates the adequacy of the allowance for loan losses separately on each of its federally insured, private education, and consumer loan portfolios. These evaluation processes are subject to numerous judgments and uncertainties.
The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant factors. The federal government guarantees 97 of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company's loss exposure on the outstanding balance of the Company's federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.
In determining the appropriate allowance for loan losses on the private education and consumer loans, the Company considers several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant factors. The Company places private education and consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due, and charges off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program. Collections, if any, are reflected as a recovery through the allowance for loan losses.
Management has determined that each of the federally insured loan portfolio, private education loan portfolio, and consumer loan portfolio meets the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.  Accordingly, the portfolio segment disclosures are presented on this basis in note 3 for each of these portfolios.  The Company does not disaggregate its portfolio segment loan portfolios into classes of financing receivables. The Company collectively evaluates loans for impairment and as of December 31, 2018 and 2017, the Company did not have any impaired loans as defined in the Receivables Topic of the FASB Accounting Standards Codification.
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
Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.
Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased loan accrued interest was $181.0 million in 2018. Net purchased loan accrued interest in 2017 and 2016 was insignificant.
Investments
The Company classifies its debt securities, primarily student loan and other asset-backed securities, as available-for-sale. These securities are carried at fair value, with the temporary changes in fair value, net of taxes, carried as a separate component of shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Other-than-temporary impairment is evaluated by considering several factors, including the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer of the security (considering factors such as adverse conditions specific to the security and ratings agency actions), and the intent and ability of the Company to retain the investment to allow for any anticipated recovery in fair value. The entire fair value loss on a security that has experienced an other-than-temporary impairment is recorded in earnings if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the expected recovery of the loss. However, if the impairment

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
is other-than-temporary, and either of those two conditions does not exist, the portion of the impairment related to credit losses is recorded in earnings and the impairment related to other factors is recorded in other comprehensive income. When an investment is sold, the cost basis is determined through specific identification of the security sold.
Equity investments with readily determinable fair values are measured at fair value, with changes in the fair value recognized through net income (other than those equity investments accounted for under the equity method of accounting or those that result in consolidation of the investee).
For equity investments without readily determinable fair value, the Company uses the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company uses qualitative factors to identify impairment on these investments.
The Company accounts for equity investments over which it has significant influence but not a controlling financial interest using the equity method of accounting.  Equity method investments are recorded at cost and subsequently increased or decreased by the amount of the Company’s proportionate share of the net earnings or losses and other comprehensive income of the investee.  Equity method investments are evaluated for other-than-temporary impairment using certain impairment indicators such as a series of operating losses of an investee or other factors.  These factors may indicate that a decrease in value of the investment has occurred that is other-than-temporary and shall be recognized.
For periods prior to January 1, 2018, equity securities with readily determinable fair values were primarily classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income, net of tax. Equity securities without readily determinable fair values were recorded at cost less impairment, if any.
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
Restricted Cash - Due to Customers
As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. In addition, as part of the Company's Education Technology, Services, and Payment Processing operating segment, the Company collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the accompanying consolidated balance sheets.
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
See note 9, "Goodwill," for information regarding the Company's annual goodwill impairment review.
Intangible Assets
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
Assumptions and estimates about future cash flows generated by, remaining useful lives of, and fair values of the Company's intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and internal forecasts. Although the Company believes the historical assumptions and estimates used are reasonable and appropriate, different assumptions and estimates could materially impact the reported financial results.
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
The Company categorizes its fair value estimates based on a hierarchical framework associated with three levels of price transparency utilized in measuring assets and liabilities at fair value. Classification is based on the lowest level of input that is significant to the fair value of the instrument. The three levels include:
•Level 1: Quoted prices for identical instruments in active markets. The types of financial instruments included in Level 1 are highly liquid instruments with quoted prices.
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose primary value drivers are observable.
•Level 3: Instruments whose primary value drivers are unobservable. Inputs are developed based on the best information available; however, significant judgment is required by management in developing the inputs.
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
The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the fiscal quarter average rate of 13-week Treasury Bill auctions (for loans originated prior to January 1, 2000), the fiscal quarter average rate of the daily three-month financial commercial paper rates (for loans originated on and after January 1, 2000), or the fiscal quarter average rate of daily one-month LIBOR rates (for loans originated on and after January 1, 2000, and for lenders which elected to change the special allowance index to one-month LIBOR effective April 1, 2012) relative to the yield of the student loan.
The Company recognizes loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments (the constant prepayment rate). The constant prepayment rate used by the Company to amortize/accrete loan premiums/discounts is 5 percent for Stafford loans and 3 percent for Consolidation loans. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. In instances where there are changes to the assumptions, amortization/accretion is adjusted on a cumulative basis to reflect the change since the acquisition of the loan.
The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.
Loan servicing and systems revenue - Loan servicing and systems revenue consists of the following items:
•Loan servicing revenue - Loan servicing revenue consideration is determined from individual contracts with customers and is calculated monthly based on the dollar value of loans, number of loans, number of borrowers serviced for each customer, or number of transactions. Loan servicing requires a significant level of integration and the individual components are not considered distinct. The Company will perform various services, including, but not limited to, (i) application processing, (ii) monthly servicing, (iii) conversion processing, and (iv) fulfillment services, during each distinct service period. Even though the mix and quantity of activities that the Company performs each period may differ, the nature of the activities are substantially the same. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
•Software services revenue - Software services revenue consideration is determined from individual contracts with customers and includes license and maintenance fees associated with loan software products, generally in a remote hosted environment, and computer and software consulting. Usage-based revenue from remote hosted licenses is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits. Revenue from any non-refundable up-front fee is recognized ratably over the contract period, as the fee relates to set-up activities that provide no incremental benefit to the customers. Computer and software consulting is also capable of being distinct and accounted for as a separate performance obligation. Revenue allocated to computer and software consulting is recognized as services are provided.

•Outsourced services revenue - Outsourced services revenue consideration is determined from individual contracts with customers and is calculated monthly based on the volume of services. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits.
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2018	2017	2016
Government servicing - Nelnet	$157,091	155,829	151,728
Government servicing - Great Lakes	168,298	—	—
FFELP servicing	31,542	15,542	15,948
Private education and consumer loan servicing	41,474	28,060	15,600
Software services	32,929	17,782	18,132
Outsourced services and other	8,693	5,787	3,878
FFELP guarantee collection and servicing (a)	—	—	9,560
Loan servicing and systems revenue	$440,027	223,000	214,846

(a) Guarantee collection and servicing revenue in 2016 was earned from one customer that exited the FFELP guaranty   business on June 30, 2016.

Education technology, services, and payment processing revenue - Education technology, services, and payment processing revenue consists of the following items:
•Tuition payment plan services - Tuition payment plan services consideration is determined from individual plan agreements, which are governed by plan service agreements, and includes access to a remote hosted environment and management of payment processing. The management of payment processing is considered a distinct performance obligation when sold with the remote hosted environment. Revenue for each performance obligation is allocated to the distinct service period, the academic school term, and recognized ratably over the service period as customers simultaneously receive and consume benefits.
•Payment processing - Payment processing consideration is determined from individual contracts with customers and includes electronic transfer and credit card processing, reporting, virtual terminal solutions, and specialized integrations to business software for education and non-education markets. Volume-based revenue from payment processing is allocated and recognized to the distinct service period, based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits. The electronic transfer and credit card processing consideration is recognized as revenue on a gross basis as the Company is the principal in the delivery of the payment processing. The Company has concluded it is the principal as it controls the services before delivery to the educational institution or business, it is primarily responsible for the delivery of the services, and it has discretion in setting prices charged to its customers. In addition, the Company has the unilateral ability to accept or reject a transaction based on criteria established by the Company. The Company is liable for the costs of processing the transactions and records such costs within "cost to provide education technology, services, and payment processing services."

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
•Education technology and services - Education technology and services consideration is determined from individual contracts with customers and is based on the services selected by the customer. Services in K-12 private and faith based schools include (i) assistance with financial needs assessment, (ii) automating administrative processes such as admissions, online applications and enrollment services, scheduling, student billing, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. Services provided to the higher education market include innovative education-focused technologies, services, and support solutions to help schools with the everyday challenges of collecting and processing commerce data. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits.
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2018	2017	2016
Tuition payment plan services	$85,381	76,753	72,405
Payment processing	84,289	71,652	64,100
Education technology and services	51,155	44,539	38,308
Other	1,137	244	869
Education technology, services, and payment processing revenue	$221,962	193,188	175,682

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
The following table provides disaggregated revenue by service offering and customer type:

	Year ended December 31,
	2018	2017	2016
Internet	$24,068	11,976	7,028
Television	12,949	8,018	5,774
Telephone	7,546	5,603	4,768
Other	89	103	88
Communications revenue	$44,653	25,700	17,659

Residential revenue	$33,434	17,696	11,088
Business revenue	10,976	7,744	6,235
Other	243	260	336
Communications revenue	$44,653	25,700	17,659

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
Other income - The following table provides the components of "other income" on the consolidated statements of income:

	Year ended December 31,
	2018	2017	2016
Borrower late fee income	$12,302	11,604	12,838
Gain on investments and notes receivable, net of losses	9,579	939	4,549
Management fee revenue	6,497	—	—
Investment advisory fees	6,009	12,723	6,129
Peterson's revenue	—	12,572	14,254
Enrollment services revenue (a)	—	—	4,326
Other	20,059	14,988	16,159
Other income	$54,446	52,826	58,255

(a) On February 1, 2016, the Company sold Sparkroom LLC. After this sale, the Company no longer earns enrollment   services revenue.

•Borrower late fee income - Late fee income is earned by the education lending subsidiaries. Revenue is allocated to the distinct service period, based on when each transaction is completed.
•Management fee revenue - Management fee revenue is earned for technology and certain administrative support services provided to Great Lakes' former parent company. Revenue is allocated to the distinct service period, based on when each transaction is completed.
•Investment advisory fees - Investment advisory services are provided by WRCM, the Company's SEC-registered investment advisor subsidiary, under various arrangements. The Company earns monthly fees based on the monthly outstanding balance of investments and certain performance measures, which are recognized monthly as the uncertainty of the transaction price is resolved.
•Peterson's revenue - The Company earned revenue related to digital marketing and content solution products and services under the brand name Peterson's. These products and services included test preparation study guides, school directories and databases, career exploration guides, on-line courses and test preparation, scholarship search and selection data, career planning information and guides, and on-line information about colleges and universities. Several content solutions services included services to connect students to colleges and universities, and were sold based on subscriptions. Revenue from sales of subscription services was recognized ratably over the term of the contract as it was earned. Subscription revenue received or receivable in advance of the delivery of services was included in deferred revenue. Revenue from the sale of print products was generally earned and recognized, net of estimated returns, upon shipment or delivery. All other digital marketing and content solutions revenue was recognized over the period in which services were provided to customers. On December 31, 2017, the Company sold Peterson's. The Company applied a practical expedient for the retrospective comparative period which allowed the Company not to restate revenue from contracts that began and were completed within the same annual reporting period.
Contract Balances - The following table provides information about liabilities from contracts with customers:

	As of December 31,
	2018	2017
Deferred revenue, which is included in "other liabilities" on the consolidated balance sheets	$39,122	32,276

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
Activity in the deferred revenue balance is shown below:

	Year ended December 31,
	2018	2017	2016
Balance, beginning of period	$32,276	33,141	31,068
Deferral of revenue	113,292	94,789	89,580
Recognition of revenue	(109,742)	(93,670)	(86,627)
Other	3,296	(1,984)	(880)
Balance, end of period	$39,122	32,276	33,141

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
The Company records derivative instruments that are not required to be cleared at a clearinghouse (non-centrally cleared derivatives) in the consolidated balance sheets on a gross basis as either an asset or liability measured at its fair value. Certain

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
non-centrally cleared derivatives are subject to right of offset provisions with counterparties. For these derivatives, the Company does not offset fair value amounts executed with the same counterparty under a master netting arrangement. In addition, the Company does not offset fair value amounts recognized for derivative instruments with respect to the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable).
The Company determines the fair value for its derivative instruments using either (i) pricing models that consider current market conditions and the contractual terms of the derivative instrument or (ii) counterparty valuations. The factors that impact the fair value of the Company's derivatives include interest rates, time value, forward interest rate curve, and volatility factors. Pricing models and their underlying assumptions impact the amount and timing of realized and unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting. As a result, the change in fair value of derivative instruments is reported in current period earnings. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company’s derivatives, and therefore impact the financial position and results of operations of the Company. Any proceeds received or payments made by the Company to terminate a derivative in advance of its expiration date, or to amend the terms of an existing derivative, are included in the Company's consolidated statements of income and are accounted for as a change in fair value of such derivative. The changes in fair value of derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company uses the deferred method of accounting for its investment tax credits related to state tax incentives.
Income tax expense includes deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies.
Compensation Expense for Stock Based Awards
The Company has a restricted stock plan that is intended to provide incentives to attract, retain, and motivate employees in order to achieve long term growth and profitability objectives. The restricted stock plan provides for the grant to eligible employees of awards of restricted shares of Class A common stock. The fair value of restricted stock awards is determined on the grant date based on the Company's stock price and is amortized to compensation cost over the related vesting periods, which range up to ten years. For those awards with only service conditions that have graded vesting schedules, the Company recognizes compensation expense on a straight-line basis over the requisite service period for each separately vesting portion of the award, as if the award was, in substance, multiple awards. Holders of restricted stock are entitled to receive dividends from the date of grant whether or not vested. The Company accounts for forfeitures as they occur.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
3. Loans Receivable and Allowance for Loan Losses
Loans receivable consisted of the following:

	As of December 31,
	2018	2017
Federally insured student loans:
Stafford and other	$4,969,667	4,418,881
Consolidation	17,186,229	17,302,725
Total	22,155,896	21,721,606
Private education loans	225,975	212,160
Consumer loans	138,627	62,111
	22,520,498	21,995,877
Loan discount, net of unamortized loan premiums and deferred origination costs	(53,572)	(113,695)
Non-accretable discount (a)	(29,396)	(13,085)
Allowance for loan losses:
Federally insured loans	(42,310)	(38,706)
Private education loans	(10,838)	(12,629)
Consumer loans	(7,240)	(3,255)
	$22,377,142	21,814,507
(a) At December 31, 2018 and 2017, the non-accretable discount related to purchased loan portfolios of  $5.7 billion and   $5.8 billion, respectively.
Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Year ended December 31, 2018
	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Other	Balance at end of period
Federally insured loans	$38,706	14,000	(11,396)	—	1,000	42,310
Private education loans	12,629	—	(2,415)	624	—	10,838
Consumer loans	3,255	9,000	(5,056)	41	—	7,240
	$54,590	23,000	(18,867)	665	1,000	60,388

	Year ended December 31, 2017
Federally insured loans	$37,268	13,000	(11,562)	—	—	38,706
Private education loans	14,574	(2,000)	(1,313)	768	600	12,629
Consumer loans	—	3,450	(195)	—	—	3,255
	$51,842	14,450	(13,070)	768	600	54,590

	Year ended December 31, 2016
Federally insured loans	$35,490	14,000	(12,292)	—	70	37,268
Private education loans	15,008	(500)	(1,728)	954	840	14,574
Consumer loans	—	—	—	—	—	—
	$50,498	13,500	(14,020)	954	910	51,842

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Student Loan Status and Delinquencies
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs.  The table below shows the Company’s loan delinquency amounts.

	As of December 31,
	2018		2017		2016
Federally insured loans:
Loans in-school/grace/deferment (a)	$1,298,493		$1,260,394		$1,606,468
Loans in forbearance (b)	1,430,291		1,774,405		2,295,367
Loans in repayment status:
Loans current	16,882,252	86.9%	16,477,004	88.2%	18,125,768	86.6%
Loans delinquent 31-60 days (c)	683,084	3.5	682,586	3.7	818,976	3.9
Loans delinquent 61-90 days (c)	427,764	2.2	374,534	2.0	487,647	2.3
Loans delinquent 91-120 days (c)	283,831	1.5	287,922	1.5	335,291	1.6
Loans delinquent 121-270 days (c)	806,692	4.2	629,480	3.4	854,432	4.1
Loans delinquent 271 days or greater (c)(d)	343,489	1.7	235,281	1.2	306,035	1.5
Total loans in repayment	19,427,112	100.0%	18,686,807	100.0%	20,928,149	100.0%
Total federally insured loans	$22,155,896		$21,721,606		$24,829,984
Private education loans:
Loans in-school/grace/deferment (a)	$4,320		$6,053		$35,146
Loans in forbearance (b)	1,494		2,237		3,448
Loans in repayment status:
Loans current	208,977	95.0%	196,720	96.5%	228,612	97.2%
Loans delinquent 31-60 days (c)	3,626	1.6	1,867	0.9	1,677	0.7
Loans delinquent 61-90 days (c)	1,560	0.7	1,052	0.5	1,110	0.5
Loans delinquent 91 days or greater (c)	5,998	2.7	4,231	2.1	3,666	1.6
Total loans in repayment	220,161	100.0%	203,870	100.0%	235,065	100.0%
Total private education loans	$225,975		$212,160		$273,659
Consumer loans:
Loans in repayment status:
Loans current	$136,130	98.2%	61,344	98.7%
Loans delinquent 31-60 days (c)	1,012	0.7	289	0.5
Loans delinquent 61-90 days (c)	832	0.6	198	0.3
Loans delinquent 91 days or greater (c)	653	0.5	280	0.5
Total loans in repayment	138,627	100.0%	62,111	100.0%
Total consumer loans	$138,627		$62,111

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
4. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,192,123	2.59% - 4.52%	11/25/24 - 2/25/67
Bonds and notes based on auction	793,476	2.84% - 3.55%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,985,599
FFELP warehouse facilities	986,886	2.65% / 2.71%	5/20/20 / 5/31/21
Variable-rate bonds and notes issued in private education loan asset-backed securitization	50,720	4.26%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	63,171	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	310,000	3.92% - 4.01%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	6.17%	9/15/61
Other borrowings	120,342	3.05% - 5.22%	1/3/19 - 12/15/45
	22,537,099
Discount on bonds and notes payable and debt issuance costs	(318,359)
Total	$22,218,740

	As of December 31, 2017
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,352,045	1.47% - 3.37%	8/25/21 - 2/25/66
Bonds and notes based on auction	780,829	2.09% - 2.69%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	21,132,874
FFELP warehouse facilities	335,992	1.55% / 1.56%	11/19/19 / 5/31/20
Variable-rate bonds and notes issued in private education loan asset-backed securitization	74,717	3.30%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	82,647	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	10,000	2.98%	12/12/21
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.07%	9/15/61
Other borrowings	70,516	2.44% - 3.38%	1/12/18 - 12/15/45
	21,727,127
Discount on bonds and notes payable and debt issuance costs	(370,554)
Total	$21,356,573

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
FFELP warehouse facilities
The Company funds the majority of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
 As of December 31, 2018, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-II	Total
Maximum financing amount	$700,000	500,000	1,200,000
Amount outstanding	620,671	366,215	986,886
Amount available	$79,329	133,785	213,114
Expiration of liquidity provisions	May 20, 2019	May 31, 2019
Final maturity date	May 20, 2020	May 31, 2021
Advanced as equity support	$30,550	26,423	56,973
The FFELP warehouse facilities are supported by liquidity provisions, which are subject to the respective expiration date shown in the above table. In the event the Company is unable to renew the liquidity provisions by such date, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date. The NFSLW-I warehouse facility has a static advance rate until the expiration date of the liquidity provisions. In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility. The NHELP-II warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Asset-backed securitizations
The following tables summarize the asset-backed securitization transactions completed in 2018 and 2017.

	Securitizations completed during the year ended December 31, 2018
	2018-1			2018-2	2018-3				2018-4			2018-5	Total
	Class A-1 Notes	Class A-2 Notes	2018-1 total		Class A-1 Notes	Class A-2 Notes	Class A-3 Notes	2018-3 total	Class A-1 Notes	Class A-2 Notes	2018-4 total
Date securities issued	3/29/18	3/29/18	3/29/18	6/7/18	7/26/18	7/26/18	7/26/18	7/26/18	8/30/18	8/30/18	8/30/18	12/13/18
Total original principal amount	$98,000	375,750	473,750	509,800	220,000	546,900	220,000	1,001,900	30,500	451,900	495,700	511,500	$2,992,650

Class A senior notes:
Total principal amount	$98,000	375,750	473,750	509,800	220,000	546,900	220,000	986,900	30,500	451,900	482,400	498,000	2,950,850
Cost of funds (1-month LIBOR plus:)	0.32%	0.76%		0.65%	0.30%	0.44%	0.75%		0.26%	0.70%		0.68%
Final maturity date	5/25/66	5/25/66		7/26/66	9/27/66	9/27/66	9/27/66		10/25/66	10/25/66		2/25/67

Class B subordinated notes:
Total original principal amount								$15,000			13,300	13,500	41,800
Bond discount								(229)			—	—	(229)
Issue price								$14,771			13,300	13,500	41,571
Cost of funds (1-month LIBOR plus:)								1.20%			1.40%	1.45%
Final maturity date								9/27/66			10/25/66	2/25/67

	Securitizations completed during the year ended December 31, 2017
	2017-1	2017-2	2017-3	Total
Date securities issued	5/24/17	7/26/17	12/14/17
Total original principal amount	$535,000	399,390	539,400	1,473,790
Bond discount	—	(2,002)	—	(2,002)
Issue price	$535,000	397,388	539,400	1,471,788
Cost of funds (1-month LIBOR plus:)	0.78%	0.77%	0.85%
Final maturity date	6/25/65	9/25/65	2/25/66

Auction Rate Securities
The interest rates on certain of the Company's FFELP asset-backed securities are set and periodically reset via a "dutch auction" ("Auction Rate Securities"). As of December 31, 2018, the Company is currently the sponsor on $793.5 million of Auction Rate Securities. The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Unsecured Line of Credit
The Company has an unsecured line of credit that has a maturity date of June 22, 2023. On December 14, 2018, the Company increased the aggregate amount it can borrow under this facility from $350.0 million to $382.5 million. As of December 31, 2018, $310.0 million was outstanding on the line of credit and $72.5 million was available for future use. Interest on amounts borrowed under the line of credit is payable, at the Company's election, at an alternate base rate or a Eurodollar rate, plus a variable rate (LIBOR), in each case as defined in the credit agreement. The initial margin applicable to Eurodollar borrowings is 150 basis points and may vary from 100 to 200 basis points depending on the Company's credit rating.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement.  The covenants include maintaining:
•A minimum consolidated net worth
•A minimum adjusted EBITDA to corporate debt interest (over the last four rolling quarters)
•A limitation on recourse indebtedness
•A limitation on the amount of unsecuritized private education and consumer loans in the Company’s portfolio
•A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business
As of December 31, 2018, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.
The Company's operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company's ratings have modest implications on the pricing level at which the Company obtains funds
A default on the Company's warehouse facilities would result in an event of default on the Company's unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
Junior Subordinated Hybrid Securities
On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities through September 29, 2036 ("the scheduled maturity date") is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 6.17% at December 31, 2018. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part at their principal amount plus accrued and unpaid interest.
Other Borrowings
During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. Included in "other borrowings" as of December 31, 2018 and 2017, was $41.4 million and $50.4 million, respectively, subject to this repurchase agreement.
During 2018, the Company entered into a repurchase agreement, the proceeds of which are collateralized by private education loans. Included in "other borrowings" as of December 31, 2018 was $45.0 million subject to this repurchase agreement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The Company has other notes payable included in its consolidated financial statements which were issued by partnerships in connection with the development of certain real estate projects in Lincoln, Nebraska, including a project involving Hudl, a related party. Although the Company's ownership of these partnerships are 50 percent or less, because the Company was the developer of and is a current tenant in these buildings, the operating results of these partnerships are included in the Company's consolidated financial statements. A summary of the notes outstanding related to these real estate entities as of December 31, 2018 is summarized below:

Issue date	Issuer	Debt outstanding	Amount recourse to the Company	Maturity date	Interest rate
December 30, 2015	TDP	$12,000	$3,000	March 31, 2023	3.38% - fixed
December 30, 2015	TDP	6,355	1,589	December 15, 2045	5.22% - fixed
October 1, 2017	TDP	1,685	421	March 31, 2023	5.22% - fixed
February 4, 2018	401 Building	504	504	March 7, 2019	1-month LIBOR plus 1.50%
February 7, 2018	401 Building	8,473	2,220	March 1, 2028	1-month LIBOR plus 1.50%
May 25, 2018	330-333 Building	2,804	—	May 25, 2033	3.99% - fixed
May 25, 2018	330-333 Building	2,113	—	March 25, 2034	3.99% - fixed
		$33,934	$7,734

Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2018.
Maturity Schedule
Bonds and notes outstanding as of December 31, 2018 are due in varying amounts as shown below.

2019	$86,408
2020	620,671
2021	366,215
2022	—
2023	323,685
2024 and thereafter	21,140,120
$22,537,099

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains (losses) recorded by the Company from the repurchase of debt are included in "gain from debt repurchases" on the Company’s consolidated statements of income.

	Par value	Purchase price	Gain (loss)	Par value	Purchase price	Gain (loss)	Par value	Purchase price	Gain (loss)
	Year ended December 31,
	2018			2017			2016
Unsecured debt - Hybrid Securities	$—	—	—	29,803	25,357	4,446	7,000	4,865	2,135
Asset-backed securities	12,905	12,546	359	154,407	155,951	(1,544)	78,412	72,566	5,846
	$12,905	12,546	359	184,210	181,308	2,902	85,412	77,431	7,981

5. Derivative Financial Instruments
The Company uses derivative financial instruments primarily to manage interest rate risk. In addition, the Company previously used derivative financial instruments to manage foreign currency exchange risk associated with student loan asset-backed notes that were denominated in Euros prior to a remarketing of such notes in October 2017.
Interest Rate Risk
The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company's assets do not match the interest rate characteristics of the funding for those assets. The Company periodically reviews the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company's outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company's interest rate risk management strategy currently include basis swaps and interest rate swaps.
Basis Swaps
Interest earned on the majority of the Company's FFELP student loan assets is indexed to the one-month LIBOR rate.  Meanwhile, the Company funds a portion of its FFELP loan assets with three-month LIBOR indexed floating rate securities.  The differing interest rate characteristics of the Company's loan assets versus the liabilities funding these assets results in basis risk, which impacts the Company's excess spread earned on its loans.
The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily.
As of December 31, 2018, the Company had $20.6 billion, $1.0 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $9.9 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $10.3 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.
The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2018	2017
Maturity	Notional amount	Notional amount
2018	$—	4,250,000
2019	3,500,000	3,500,000
2020	1,000,000	—
2021	250,000	—
2022	2,000,000	1,000,000
2023	750,000	—
2024	250,000	250,000
2026	1,150,000	1,150,000
2027	375,000	375,000
2028	325,000	325,000
2029	100,000	100,000
2031	300,000	300,000
	$10,000,000	11,250,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2018 and 2017, was one-month LIBOR plus 9.4 basis points and 12.5 basis points, respectively.
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
As of December 31, 2018 and 2017, the Company had $2.6 billion and $4.8 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income, of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 4.24% and 3.17%, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2018		As of December 31, 2017
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2018	$—	—%	$1,350,000	1.07%
2019	3,250,000	0.97	3,250,000	0.97
2020	1,500,000	1.01	1,500,000	1.01
2021	100,000	2.95	—	—
2023	400,000	2.24	750,000	2.28
2024	300,000	2.28	300,000	2.28
2025	—	—	100,000	2.32
2027	25,000	2.35	50,000	2.32
	$5,575,000	1.18%	$7,300,000	1.21%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
In addition, during 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options give the Company the right, but not the obligation, to enter into interest rate swaps in which the Company would pay a fixed amount and receive discrete one-month LIBOR. The following table summarizes these derivative instruments as of December 31, 2018.

If exercised effective date	Notional amount	Weighted average fixed rate paid by the Company	If exercised maturity date

August 21, 2019	$750,000	3.28%	August 21, 2024
September 25, 2019	250,000	3.00	September 25, 2024
	$1,000,000	3.21%
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
Interest rate swaps – unsecured debt hedges
As of both December 31, 2018 and 2017, the Company had $20.4 million of unsecured Hybrid Securities outstanding. The interest rate on the Hybrid Securities through September 29, 2036 is equal to three-month LIBOR plus 3.375%, payable quarterly. As of December 31, 2017, the Company had the following derivatives outstanding that were used to effectively convert the variable interest rate on a designated notional amount with respect to the Hybrid Securities to a fixed rate of 7.655%. These derivatives were terminated during the fourth quarter of 2018.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2017
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2036	$25,000	4.28%
(a) For all interest rate derivatives, the Company received discrete three-month LIBOR.

Foreign Currency Exchange Risk
In 2006, the Company issued €352.7 million of student loan asset-backed Euro Notes (the "Euro Notes") with an interest rate based on a spread to the EURIBOR index. On October 25, 2017, the Company completed a remarketing of the Euro Notes which reset principal amount outstanding on the Euro Notes to $450.0 million U.S. dollars with an interest rate based on the three-month LIBOR index. As a result of the Euro Notes, the Company was exposed to market risk related to fluctuations in foreign currency exchange rates between the U.S. dollar and Euro. The principal and accrued interest on these notes were re-measured at each reporting period and recorded in the Company’s consolidated balance sheet in U.S. dollars based on the foreign currency exchange rate on that date. Changes in the principal and accrued interest amounts as a result of foreign currency exchange rate fluctuations were included in the Company’s consolidated statements of income.
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

	2017	2016
Re-measurement of Euro Notes	$(45,600)	11,849
Change in fair value of cross currency interest rate swap	34,208	(1,954)
Total impact to consolidated statements of income - (expense) income (a)	$(11,392)	9,895

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Consolidated Financial Statement Impact Related to Derivatives
Balance Sheet
The following table summarizes the fair value of the Company’s derivatives as reflected on the consolidated balance sheets.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest rate swap options - floor income hedge	$1,465	543	—	—
Interest rate caps	353	275	—	—
Interest rate swaps - hybrid debt hedges	—	—	—	7,063
Total	$1,818	818	—	7,063

During the year ended December 31, 2018, the Company terminated certain derivatives for net proceeds of $10.3 million, including proceeds of $14.2 million on the termination of floor income hedges, and payments of $3.9 million on the termination of hybrid debt hedges. During the year ended December 31, 2017, the Company terminated certain derivatives for net payments of $30.4 million, including proceeds of $2.1 million and $0.9 million on the termination of 1:3 basis swaps and interest rate caps, respectively, and payments of $33.4 million on the termination of its cross-currency interest rate swap.
Offsetting of Derivative Assets/Liabilities
The following tables include the gross amounts related to the Company's derivative portfolio recognized in the consolidated balance sheets, reconciled to the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received/pledged:

		Gross amounts not offset in the consolidated balance sheets
Derivative assets	Gross amounts of recognized assets presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral received	Net asset
Balance as of December 31, 2018	$1,818	—	—	1,818
Balance as of December 31, 2017	818	—	—	818

		Gross amounts not offset in the consolidated balance sheets
Derivative liabilities	Gross amounts of recognized liabilities presented in the consolidated balance sheets	Derivatives subject to enforceable master netting arrangement	Cash collateral pledged	Net asset (liability)
Balance as of December 31, 2018	$—	—	—	—
Balance as of December 31, 2017	(7,063)	—	8,520	1,457

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Income Statement Impact
The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Year ended December 31,
	2018	2017	2016
Settlements:
1:3 basis swaps	$5,577	(3,069)	1,493
Interest rate swaps - floor income hedges	64,901	10,838	(17,643)
Interest rate swaps - hybrid debt hedges	(407)	(781)	(915)
Cross-currency interest rate swap	—	(6,321)	(4,884)
Total settlements - income (expense)	70,071	667	(21,949)
Change in fair value:
1:3 basis swaps	12,573	(8,224)	(2,938)
Interest rate swaps - floor income hedges	(10,962)	3,585	64,111
Interest rate swap options - floor income hedge	(3,848)	(2,433)	(281)
Interest rate caps	78	(893)	(419)
Interest rate swaps - hybrid debt hedges	3,173	279	304
Cross-currency interest rate swap	—	34,208	(1,954)
Other	—	(143)	1,072
Total change in fair value - income (expense)	1,014	26,379	59,895
Re-measurement of Euro Notes (foreign currency transaction adjustment) - (expense) income	—	(45,600)	11,849
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - income (expense)	$71,085	(18,554)	49,795

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
6. Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$47,931	5,109	—	53,040
Equity securities	12,909	5,145	(407)	17,647
Total investments (at fair value)	$60,840	10,254	(407)	70,687

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds:
Measurement alternative (b)				70,939
Equity method				19,230
Other				3,900
Total venture capital and funds				94,069
Real estate:
Equity method				29,168
Other				31,211
Total real estate				60,379

Notes receivable				16,373
Tax liens and affordable housing				7,862
Total investments and notes receivable (not measured at fair value)				178,683
Total investments and notes receivable				$249,370

	As of December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale investments:
Student loan asset-backed and other debt securities	$71,943	5,056	(25)	76,974
Equity securities	1,630	2,298	—	3,928
Total available-for-sale investments	$73,573	7,354	(25)	80,902
Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds				84,752
Real estate				49,464
Notes receivable				16,393
Tax liens and affordable housing				9,027
Total investments and notes receivable				$240,538

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
(a) As of December 31, 2018, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.

(b) The Company accounts for all its equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer (the measurement alternative method). During 2018, the Company recorded upward adjustments of $7.2 million on these investments which are included in "other income" in the consolidated statements of income. The upward adjustments were made as a result of observable price changes. The Company has also recorded $0.8 million in impairments in 2018 on these investments.

7. Business Combinations
Great Lakes Educational Loan Services, Inc. ("Great Lakes")
On February 7, 2018, the Company acquired 100 percent of the outstanding stock of Great Lakes for total cash consideration of $150.0 million. Great Lakes provides servicing for federally-owned student loans for the Department of Education, FFELP loans, and private education loans. The acquisition of Great Lakes has expanded the Company's portfolio of loans it services. The operating results of Great Lakes are included in the Loan Servicing and Systems operating segment.
As part of the acquisition, the Company acquired the remaining 50 percent ownership in GreatNet, a joint venture formed prior to the acquisition between Nelnet Servicing, a subsidiary of the Company, and Great Lakes. Prior to the acquisition of the remaining 50 percent of GreatNet, the Company consolidated the operating results of GreatNet, as the Company was deemed to have control over the joint venture. The proportionate share of membership interest (equity) and net loss of GreatNet that was attributable to Great Lakes was reflected as a noncontrolling interest in the Company's consolidated financial statements. The Company recognized a $19.1 million reduction to consolidated shareholders' equity as a result of acquiring Great Lakes' 50 percent ownership in GreatNet. This transaction resulted in a $5.7 million decrease in noncontrolling interests and a $13.4 million decrease in retained earnings.
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
The Great Lakes assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition, and Great Lakes' operating results from the date of acquisition forward are included in the Company's consolidated operating results. During 2018, the Company converted Great Lakes' FFELP and private education loan servicing volume to Nelnet Servicing's servicing platform. In addition, the Company began to combine certain shared services and overhead functions between Great Lakes and the Company. As a result of these operational changes, the results of operations for the year ended December 31, 2018 attributed to Great Lakes since the acquisition are not provided since the results of the Great Lakes legal entity are no longer reflective of the entity acquired.

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

	Year ended December 31,
	2018	2017
Loan servicing and systems revenue	$460,074	452,760

Net income attributable to Nelnet, Inc.	$229,409	185,369

Net income per share - basic and diluted	$5.61	4.44
Tuition Management Systems, LLC ("TMS")
On November 20, 2018, the Company acquired 100 percent of the membership interests of TMS for total cash consideration of $27.0 million. TMS provides tuition payment plans, billing services, payment technology solutions, and refund management to educational institutions. The TMS acquisition added both K-12 and higher education schools to the Company's existing customer base, further enhancing the Company's market share leading position with private faith based K-12 schools and advancing to a market leading position in higher education. The operating results of TMS are included in the Education Technology, Services, and Payment Processing operating segment from the date of acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$438
Restricted cash - due to customers	123,169
Accounts receivable	1,019
Other assets	381
Intangible assets	26,390
Excess cost over fair value of net assets acquired (goodwill)	3,110
Other liabilities	(4,321)
Due to customers	(123,169)
Net assets acquired	$27,017

The $26.4 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 10 years. The intangible assets that made up this amount include customer relationships of $25.4 million (10-year useful life) and computer software of $1.0 million (2-year useful life).
The $3.1 million of goodwill was assigned to the Education Technology, Services, and Payment Processing operating segment and is expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to the synergies and economies of scale expected from combining the operations of the Company and TMS.
The pro forma impacts of the TMS acquisition on the Company's historical results prior to the acquisition were not material.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
8. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2018 (months)	As of December 31,
		2018	2017
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $33,968 and $12,715, respectively)	84	$98,484	24,168
Trade names (net of accumulated amortization of $5,825 and $2,498, respectively)	87	10,868	9,074
Computer software (net of accumulated amortization of $15,420 and $10,013, respectively)	22	4,938	4,958
Covenants not to compete (net of accumulated amortization of $127)	—	—	227
Total - amortizable intangible assets, net	81	$114,290	38,427

The Company recorded amortization expense on its intangible assets of $30.2 million, $9.4 million, and $11.6 million during the years ended December 31, 2018, 2017, and 2016, respectively. The Company will continue to amortize intangible assets over their remaining useful lives.  As of December 31, 2018, the Company estimates it will record amortization expense as follows:

2019	$32,757
2020	29,515
2021	18,761
2022	7,172
2023	6,925
2024 and thereafter	19,160
$114,290

9. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management (a)	Corporate and Other Activities	Total
Balance as of December 31, 2016	$8,596	67,168	21,112	41,883	8,553	147,312
Impairment expense	—	—	—	—	(3,626)	(3,626)
Sale of Peterson's	—	—	—	—	(4,927)	(4,927)
Balance as of December 31, 2017	8,596	67,168	21,112	41,883	—	138,759
Goodwill acquired	15,043	3,110	—	—	—	18,153
Balance as of December 31, 2018	$23,639	70,278	21,112	41,883	—	156,912

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The Company reviews goodwill for impairment annually. This annual review is completed by the Company as of November 30 of each year and whenever triggering events or changes in circumstances indicate its carrying value may not be recoverable. On November 30, 2017, due to the anticipated sale of Peterson's, the Company recognized an impairment expense of $3.6 million related to goodwill initially recorded upon the acquisition of Peterson's. On December 31, 2017, the Company sold Peterson's for $5.0 million in cash. The impairment expense recognized by the Company is included in "other expenses" in the consolidated statements of income.
For the 2018 annual review of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform further impairment testing and concluded there was no impairment of goodwill.
10. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2018	2017
Non-communications:
Computer equipment and software	1-5 years	$137,705	124,708
Building and building improvements	5-48 years	50,138	24,003
Office furniture and equipment	1-10 years	22,796	15,210
Leasehold improvements	1-15 years	9,327	7,759
Transportation equipment	4-10 years	5,123	3,813
Land	—	3,328	2,628
Construction in progress	—	3,578	4,127
		231,995	182,248
Accumulated depreciation - non-communications		(123,003)	(105,017)
Non-communications, net property and equipment		108,992	77,231

Communications:
Network plant and fiber	5-15 years	215,787	138,122
Customer located property	5-10 years	21,234	13,767
Central office	5-15 years	15,688	10,754
Transportation equipment	4-10 years	6,580	5,759
Computer equipment and software	1-5 years	4,943	3,790
Other	1-39 years	3,219	2,516
Land	—	70	70
Construction in progress	—	6,344	11,620
		273,865	186,398
Accumulated depreciation - communications		(38,073)	(15,578)
Communications, net property and equipment		235,792	170,820
Total property and equipment, net		$344,784	248,051

The Company recorded depreciation expense on its property and equipment of $56.7 million, $30.2 million, and $22.4 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Impairment charges
As part of integrating technology and becoming more efficient and effective in meeting borrower needs, the Company continues to evaluate the best use of its servicing systems on a post-Great Lakes acquisition basis.  As a result of this evaluation, in 2018, the Company recorded an impairment charge of $3.9 million within its Loan Servicing and Systems operating segment related to certain external software development costs that were previously capitalized.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
On October 16, 2018, the Company terminated its investment in a proprietary payment processing platform. This decision was made as a result of decreases in price and advancements of technology by established processors in the industry. As a result of this decision, in 2018, the Company recorded an impairment charge of $7.8 million. The charge primarily represents computer equipment and external software development costs related to the payment processing platform. The decision does not impact the Company's existing payment processing revenue or customers.
The above impairment charges are included in "other expenses" in the consolidated statements of income.
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
Stock Repurchases
The Company has a stock repurchase program that expires on May 25, 2019 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2018, 2.3 million shares may still be purchased under the Company's stock repurchase program.  Shares repurchased by the Company during 2018, 2017, and 2016 are shown in the table below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2018	868,147	$45,331	$52.22
Year ended December 31, 2017	1,473,054	68,896	46.77
Year ended December 31, 2016	2,038,368	69,091	33.90

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

	Year ended December 31,
	2018			2017			2016
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$225,170	2,743	227,913	171,442	1,724	173,166	254,063	2,688	256,751

Denominator:
Weighted-average common shares outstanding - basic and diluted	40,416,719	492,303	40,909,022	41,375,964	415,977	41,791,941	42,222,335	446,735	42,669,070
Earnings per share - basic and diluted	$5.57	5.57	5.57	4.14	4.14	4.14	6.02	6.02	6.02

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2018, a cumulative amount of 182,199 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
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
As of December 31, 2018, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $23.4 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $18.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $5.2 million prior to December 31, 2019 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $5.2 million decrease, $4.1 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2018	2017
Gross balance - beginning of year	$28,421	28,004
Additions based on tax positions of prior years	1,405	145
Additions based on tax positions related to the current year	2,044	2,903
Settlements with taxing authorities	(915)	—
Reductions for tax positions of prior years	(5,109)	(356)
Reductions due to lapse of applicable statutes of limitations	(2,401)	(2,275)
Gross balance - end of year	$23,445	28,421

All the reductions shown in the table above that are due to prior year tax positions, settlements, and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2018 and 2017, $4.9 million and $4.5 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $0.4 million, $0.8 million, and $0.3 million related to uncertain tax positions for the years ended December 31, 2018, 2017, and 2016, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2018, 2017, and 2016. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2015. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2010. As of December 31, 2018, the Company has tax uncertainties that remain unsettled in the jurisdictions of California (2010 through 2015) and Maine (2011 through 2016).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The provision for income taxes consists of the following components:

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$45,822	65,196	111,302
State	1,969	1,246	3,019
Foreign	(2)	(35)	(13)
Total current provision	47,789	66,407	114,308

Deferred:
Federal	11,783	(8,270)	25,423
State	(883)	6,618	1,976
Foreign	81	108	(394)
Total deferred provision	10,981	(1,544)	27,005
Provision for income tax expense	$58,770	64,863	141,313

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2018	2017	2016
Tax expense at federal rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.4	1.6	1.1
Tax credits	(1.9)	(1.3)	(0.6)
Provision for uncertain federal and state tax matters	(1.0)	—	—
Reduction of statutory federal rate (a)	—	(8.0)	—
Effective tax rate	20.5%	27.3%	35.5%

(a) The Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, changes existing United States tax law   and includes numerous provisions that affect businesses, including the Company. The Tax Act, for instance, introduces   changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits.

The Company accounted for the change in tax laws in accordance with ASC Topic 740 that provides guidance that a change in tax law or rates be recognized in the financial reporting period that includes the enactment date, which is the date the changes were signed into law. The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets. The Company re-measured its deferred tax liabilities and deferred tax assets as of December 22, 2017 resulting in a decrease to income tax expense of $19.3 million. The Company determined no valuation allowance was needed for any deferred tax assets as a result of the Act.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2018	2017
Deferred tax assets:
Deferred revenue	$16,633	3,246
Student loans	15,054	13,532
Accrued expenses	3,254	2,246
Stock compensation	2,041	1,744
Securitizations	2,014	2,970
Intangible assets	—	2,899
Total gross deferred tax assets	38,996	26,637
Less valuation allowance	(527)	(254)
Net deferred tax assets	38,469	26,383
Deferred tax liabilities:
Partnership basis	47,488	21,474
Basis in certain derivative contracts	22,042	23,051
Intangible assets	9,903	—
Depreciation	9,469	4,958
Loan origination services	6,243	8,001
Debt and equity investments	1,363	1,767
Debt repurchases	—	3,856
Other	644	823
Total gross deferred tax liabilities	97,152	63,930
Net deferred tax asset (liability)	$(58,683)	(37,547)

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
As of December 31, 2018 and 2017, the Company had a current income tax receivable of $6.4 million and $42.4 million, respectively, that is included in "other assets" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
14. Segment Reporting
The Company has four reportable operating segments. The Company's reportable operating segments include:
• Loan Servicing and Systems
• Education Technology, Services, and Payment Processing
• Communications
• Asset Generation and Management

The Company earns fee-based revenue through its Loan Servicing and Systems, Education Technology, Services, and Payment Processing, and Communications operating segments. In addition, the Company earns interest income on its loan portfolio in its Asset Generation and Management operating segment.
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
The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment that provides a product or service to another segment. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. As a result of the Tax Cuts and Jobs Act, beginning January 1, 2018, income taxes are allocated based on 24% of income before taxes for each individual operating segment. Prior to January 1, 2018, income taxes were allocated based on 38% of income before taxes for each individual operating segment. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate and Other Activities.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities includes the following items:
•Income earned on certain investment activities, including real estate
•Interest expense incurred on unsecured debt transactions
•Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisor subsidiary

Corporate and Other Activities also includes certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.
Segment Results
The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,351	4,453	4	911,502	19,944	(12,989)	924,266
Interest expense	—	9	9,987	662,360	10,540	(12,989)	669,906
Net interest income	1,351	4,444	(9,983)	249,142	9,404	—	254,360
Less provision for loan losses	—	—	—	23,000	—	—	23,000
Net interest income (loss) after provision for loan losses	1,351	4,444	(9,983)	226,142	9,404	—	231,360
Other income:
Loan servicing and systems revenue	440,027	—	—	—	—	—	440,027
Intersegment servicing revenue	47,082	—	—	—	—	(47,082)	—
Education technology, services, and payment processing revenue	—	221,962	—	—	—	—	221,962
Communications revenue	—	—	44,653	—	—	—	44,653
Other income	7,284	—	1,075	12,364	33,724	—	54,446
Gain from debt repurchases	—	—	—	359	—	—	359
Derivative settlements, net	—	—	—	70,478	(407)	—	70,071
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(2,159)	3,173	—	1,014
Total other income	494,393	221,962	45,728	81,042	36,490	(47,082)	832,532
Cost of services:
Cost to provide education technology, services, and payment processing services	—	59,566	—	—	—	—	59,566
Cost to provide communications services	—	—	16,926	—	—	—	16,926
Total cost of services	—	59,566	16,926	—	—	—	76,492
Operating expenses:
Salaries and benefits	267,458	81,080	18,779	1,526	67,336	—	436,179
Depreciation and amortization	32,074	13,484	23,377	—	17,960	—	86,896
Loan servicing fees to third parties	—	—	—	12,059	—	—	12,059
Other expenses	67,336	28,137	11,900	3,902	54,697	—	165,972
Intersegment expenses, net	59,042	10,681	2,578	47,870	(73,088)	(47,082)	—
Total operating expenses	425,910	133,382	56,634	65,357	66,905	(47,082)	701,106
Income (loss) before income taxes	69,834	33,458	(37,815)	241,827	(21,011)	—	286,294
Income tax (expense) benefit	(16,954)	(8,030)	9,075	(58,038)	15,177	—	(58,770)
Net income (loss)	52,880	25,428	(28,740)	183,789	(5,834)	—	227,524
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(419)	—	389
Net income (loss) attributable to Nelnet, Inc.	$53,688	25,428	(28,740)	183,789	(6,253)	—	227,913

Total assets as of December 31, 2018	$226,445	471,719	286,816	23,806,321	563,841	(134,174)	25,220,968

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2017
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$513	17	3	764,225	13,643	(7,976)	770,426
Interest expense	3	—	5,427	464,256	3,477	(7,976)	465,188
Net interest income	510	17	(5,424)	299,969	10,166	—	305,238
Less provision for loan losses	—	—	—	14,450	—	—	14,450
Net interest income (loss) after provision for loan losses	510	17	(5,424)	285,519	10,166	—	290,788
Other income:
Loan servicing and systems revenue	223,000	—	—	—	—	—	223,000
Intersegment servicing revenue	41,674	—	—	—	—	(41,674)	—
Education technology, services, and payment processing revenue	—	193,188	—	—	—	—	193,188
Communications revenue	—	—	25,700	—	—	—	25,700
Other income	—	—	—	13,424	39,402	—	52,826
Gain (loss) from debt repurchases	—	—	—	(1,567)	4,469	—	2,902
Derivative settlements, net	—	—	—	1,448	(781)	—	667
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(19,357)	136	—	(19,221)
Total other income	264,674	193,188	25,700	(6,052)	43,226	(41,674)	479,062
Cost of services:
Cost to provide education technology, services, and payment processing services	—	48,678	—	—	—	—	48,678
Cost to provide communications revenue	—	—	9,950	—	—	—	9,950
Total cost of services	—	48,678	9,950	—	—	—	58,628
Operating expenses:
Salaries and benefits	156,256	69,500	14,947	1,548	59,633	—	301,885
Depreciation and amortization	2,864	9,424	11,835	—	15,418	—	39,541
Loan servicing fees to third parties	—	—	—	22,734	—	—	22,734
Other expenses	39,126	17,897	8,074	3,900	51,381	—	120,378
Intersegment expenses, net	31,871	9,079	2,101	42,830	(44,208)	(41,674)	—
Total operating expenses	230,117	105,900	36,957	71,012	82,224	(41,674)	484,538
Income (loss) before income taxes	35,067	38,627	(26,631)	208,455	(28,832)	—	226,684
Income tax (expense) benefit	(18,128)	(14,678)	10,120	(79,213)	37,036	—	(64,863)
Net income (loss)	16,939	23,949	(16,511)	129,242	8,204	—	161,821
Net loss (income) attributable to noncontrolling interests	12,640	—	—	—	(1,295)	—	11,345
Net income (loss) attributable to Nelnet, Inc.	$29,579	23,949	(16,511)	129,242	6,909	—	173,166

Total assets as of December 31, 2017	$122,330	250,351	214,336	22,910,974	877,859	(411,415)	23,964,435

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2016
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$111	9	1	754,788	10,913	(5,076)	760,746
Interest expense	—	—	1,271	385,913	6,076	(5,076)	388,183
Net interest income	111	9	(1,270)	368,875	4,837	—	372,563
Less provision for loan losses	—	—	—	13,500	—	—	13,500
Net interest income (loss) after provision for loan losses	111	9	(1,270)	355,375	4,837	—	359,063
Other income:
Loan servicing and systems revenue	214,846	—	—	—	—	—	214,846
Intersegment servicing revenue	45,381	—	—	—	—	(45,381)	—
Education technology, services, and payment processing revenue	—	175,682	—	—	—	—	175,682
Communications revenue	—	—	17,659	—	—	—	17,659
Other income	—	—	—	15,709	42,547	—	58,255
Gain from debt repurchases	—	—	—	5,846	2,135	—	7,981
Derivative settlements, net	—	—	—	(21,034)	(915)	—	(21,949)
Derivative market value and foreign currency transaction adjustments, net	—	—	—	70,368	1,376	—	71,744
Total other income	260,227	175,682	17,659	70,889	45,143	(45,381)	524,218
Cost of services:
Cost to provide education technology, services, and payment processing services	—	44,316	—	—	—	—	44,316
Cost to provide communications services	—	—	6,866	—	—	—	6,866
Total cost of services	—	44,316	6,866	—	—	—	51,182
Operating expenses:
Salaries and benefits	132,072	62,329	7,649	1,985	51,889	—	255,924
Depreciation and amortization	1,980	10,595	6,060	—	15,298	—	33,933
Loan servicing fees to third parties	—	—	—	25,750	—	—	25,750
Other expenses	40,715	17,122	4,370	6,005	49,466	—	117,678
Intersegment expenses, net	24,204	6,615	958	46,494	(32,889)	(45,381)	—
Total operating expenses	198,971	96,661	19,037	80,234	83,764	(45,381)	433,285
Income (loss) before income taxes	61,367	34,714	(9,514)	346,030	(33,784)	—	398,814
Income tax (expense) benefit	(23,319)	(13,191)	3,615	(131,492)	23,074	—	(141,313)
Net income (loss)	38,048	21,523	(5,899)	214,538	(10,710)	—	257,501
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(750)	—	(750)
Net income (loss) attributable to Nelnet, Inc.	$38,048	21,523	(5,899)	214,538	(11,460)	—	256,751

Total assets as of December 31, 2016	$55,469	230,283	103,104	26,378,467	682,459	(256,687)	27,193,095

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
15. Major Customer
Nelnet Servicing earns loan servicing revenue from a servicing contract with the Department that is currently scheduled to expire on June 16, 2019. Revenue earned by Nelnet Servicing related to this contract was $157.1 million, $155.8 million, and $151.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
In addition, Great Lakes, which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department that is currently scheduled to expire on June 16, 2019. Revenue earned by Great Lakes related to this contract was $168.3 million for the period from February 7, 2018 to December 31, 2018.
On February 20, 2018, the Department’s Office of Federal Student Aid ("FSA") released information regarding a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for the servicing of all student loans owned by the Department. On August 24, August 27, and September 24, 2018, FSA made announcements that included canceling certain components of the original NextGen process and issuing a solicitation for a separate new procurement process for certain of those NextGen components that were canceled.
On January 15, 2019, FSA released an amendment canceling all components of NextGen except the Enterprise-Wide Digital and Customer Care Platforms and Services component and issued new solicitations for three new NextGen components:
•NextGen Enhanced Processing Solution
•NextGen Business Process Operations
•NextGen Optimal Processing Solution

On February 20, 2019, FSA awarded the Enterprise-Wide Digital and Customer Care Platforms and Services component to Accenture Federal Services. The Company is part of teams that currently intend to respond to the solicitations for each of the three ongoing NextGen components. The Company cannot predict the timing, nature, or outcome of these solicitations.

16. Leases

The Company leases certain office space and equipment under operating leases. As operating leases expire, it is expected that they will be replaced with similar leases. Future minimum lease payments under these leases are shown below:

2019	$9,181
2020	8,261
2021	5,776
2022	3,745
2023	2,904
2024 and thereafter	5,479
Total minimum lease payments	$35,346

Total rental expense incurred by the Company for the years ended December 31, 2018, 2017, and 2016 was $8.4 million, $5.7 million, and $6.0 million, respectively.

17. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 of their pre-tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $9.8 million, $6.2 million, and $5.1 million during the years ended December 31, 2018, 2017, and 2016, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
18. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2018	2017	2016
Non-vested shares at beginning of year	398,210	447,380	471,597
Granted	279,441	107,237	123,181
Vested	(100,035)	(131,988)	(113,507)
Canceled	(45,280)	(24,419)	(33,891)
Non-vested shares at end of year	532,336	398,210	447,380

As of December 31, 2018, there was $15.7 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2019	$5,749
2020	3,418
2021	2,282
2022	1,539
2023	1,040
2024 and thereafter	1,710
$15,738

For the years ended December 31, 2018, 2017, and 2016, the Company recognized compensation expense of $6.2 million, $4.2 million, and $4.1 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.
Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2018, 2017, and 2016, the Company recognized compensation expense of $0.3 million, $0.2 million, and $0.3 million respectively, in connection with issuing 28,744 shares, 16,989 shares, and 25,551 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
For the years ended December 31, 2018, 2017, and 2016, the Company recognized $1.0 million, $0.9 million, and $0.9 million, respectively, of expense related to this plan, which is included in "other expenses" on the consolidated statements of income. The following table provides the number of shares awarded under this plan for the years ended December 31, 2018, 2017, and 2016.

	Shares issued - not deferred	Shares- deferred	Total
Year ended December 31, 2018	8,029	10,680	18,709
Year ended December 31, 2017	6,855	10,974	17,829
Year ended December 31, 2016	10,799	13,644	24,443

As of December 31, 2018, a cumulative amount of 182,199 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
19. Related Parties (dollar amounts in this note are not in thousands)
Transactions with Union Bank and Trust Company
Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.
The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.
Loan Purchases
The Company purchased $74.7 million (par value), $13.2 million (par value), and $29.6 million (par value) of private education and consumer loans from Union Bank in 2018, 2017, and 2016, respectively.
On August 22, 2018, the Company entered into agreements with Union Bank in which the Company will provide marketing, origination, and loan servicing services to Union Bank related to private education loans. The Company has committed to purchase, or arrange for a designee to purchase, a 95% participation interest in private education loans originated by Union Bank under these agreements upon a request for purchase by Union Bank. In addition, Union Bank has agreed to sell a 95% participation interest in private education loans originated by Union Bank under these agreements to the Company or its designee upon a request for sale by the Company. As of December 31, 2018, $1.5 million (par value) of private education loans has been originated by the Company under these agreements and are currently owned by Union Bank. Union Bank paid approximately $26,000 in marketing and origination fees to the Company in 2018 under these agreements.
Loan Servicing
The Company serviced $405.5 million, $462.3 million, and $483.8 million of FFELP and private education loans for Union Bank as of December 31, 2018, 2017, and 2016, respectively. Servicing revenue earned by the Company from servicing loans for Union Bank was $0.5 million, $0.5 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Funding - Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2018 and 2017, $664.3 million and $552.6 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750 million or an amount in excess of $750 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2018 and 2017, the Company had $147.2 million and $115.8 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $35.3 million and $56.0 million as of December 31, 2018 and 2017, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts for the years ended December 31, 2018, 2017, and 2016, was $1.0 million, $0.9 million, and $0.4 million, respectively.
529 Plan Administration Services
The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2018, 2017, and 2016, the Company has received fees of $3.2 million, $2.0 million, and $1.6 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
Lease Arrangements
Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $76,000, $74,000, and $73,000 for commercial rent and storage income during 2018, 2017, and 2016, respectively. The lease agreement expires on June 30, 2023.
Trustee Services
On December 21, 2018, the Company entered into an agreement with Union Bank in which Union Bank will serve as trustee for the Company's private education loan repurchase agreement. The Company paid no fees to Union Bank in 2018 under this agreement.
Other Fees Paid to Union Bank
During the years ended December 31, 2018, 2017, and 2016, the Company paid Union Bank approximately $128,000, $127,000, and $126,000, respectively, in cash management fees. During the year ended December 31, 2016, the Company paid Union Bank approximately $13,000 in commissions.
Other Fees Received from Union Bank
During the years ended December 31, 2018, 2017, and 2016, Union Bank paid the Company approximately $219,000, $219,000, and $209,000, respectively, under an employee sharing arrangement. During the year ended December 31, 2018 and 2017, Union Bank paid the Company approximately $4,000 and $11,000 in payment processing fees (net of merchant fees of approximately $13,000 and $1,000), respectively. In addition, during the year ended December 31, 2016, Union Bank paid the Company approximately $10,000 for health and productivity services.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $313,000, $241,000, and $280,000 during the years ended December 31, 2018, 2017, and 2016, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. On May 9, 2011, WRCM, an SEC-registered investment advisor and a subsidiary of the Company, entered into a management agreement with Union Bank, effective as of May 1, 2011, under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2018, the outstanding balance of investments in the trusts was $699.7 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2018, 2017, and 2016, the Company earned $4.5 million, $9.2 million, and $4.5 million, respectively, of fees under this agreement.
In January 2012 and October 2015, WRCM entered into management agreements with Union Bank under which it was designated to serve as investment advisor with respect to the assets within several trusts established by Mr. Dunlap and his spouse. In January 2016, WRCM entered into a similar management agreement with Union Bank with respect to several trusts established in December 2015 by Stephen F. Butterfield, former Vice Chairman and former member of the board of directors of the Company, and his spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. Mr. Dunlap and his spouse contributed a total of 3,375,000 and 3,000,000 shares of the Company's Class B common stock to the trusts upon the establishment of the trusts in 2011 and 2015, respectively, and Mr. Butterfield and his spouse contributed a total of 1,200,000 shares of the Company's Class B common stock upon the establishment of the trusts in 2016. For the years ended December 31, 2018, 2017, and 2016, the Company earned approximately $172,000, $161,000, and $142,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian.  As of December 31, 2018, the outstanding balance of investments in these funds was $153.1 million. For the years ended December 31, 2018, 2017, and 2016, the Company paid Union Bank $0.3 million, $0.3 million, and $0.4 million, respectively, as custodian.
Transactions with Union Financial Services
Union Financial Services, Inc. (“UFS”) is a corporation which is owned 50 percent by Michael S. Dunlap, a significant shareholder, Executive Chairman, and a member of the Board of Directors of the Company, and 50 percent by the estate of Stephen F. Butterfield, former significant shareholder, Vice Chairman, and member of the Board of Directors of the Company.
Historically, the Company owned a 65 percent interest in an aircraft due to the frequent business travel needs of the Company's executives and the limited availability of commercial flights in Lincoln, Nebraska, where the Company's headquarters are located. UFS owned the remaining interest in the same aircraft. On December 31, 2018, UFS sold 17.5 percent of its interest in such aircraft to the Company for $717,500. As a result of this transaction, the Company's ownership in the aircraft increased to 82.5 percent.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. On July 7, 2017, the Company made a $10.4 million preferred stock investment in Hudl. Prior to this investment, the Company and Mr. Dunlap made separate equity investments in Hudl. The Company and Mr. Dunlap, along with his children, currently hold combined direct and indirect equity ownership interests in Hudl of 19.7% and 3.5%, respectively. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl using the measurement alternative method. The Company's investment in Hudl is included in "investments and notes receivable" in the Company's consolidated balance sheet.
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
Transaction with Assurity Life Insurance Company ("Assurity")
Thomas Henning, who has served on the Company's Board of Directors since 2003, is the President and Chief Executive Officer of Assurity. During the years ended December 31, 2018 and 2017, Nelnet Business Solutions, a subsidiary of the Company, paid $1.7 million and $1.5 million, respectively, to Assurity for insurance premiums for insurance on certain tuition payment plans. As part of providing the tuition payment plan insurance to Nelnet Business Solutions, Assurity entered into a reinsurance agreement with the Company's insurance subsidiary, under which Assurity paid the Company's insurance subsidiary reinsurance premiums of $1.3 million and $1.4 million in 2018 and 2017, respectively, and the Company's insurance subsidiary paid claims on such reinsurance to Assurity of $0.9 million and $0.7 million in 2018 and 2017, respectively. In addition, Assurity pays Nelnet Business Solutions a partial refund annually based on claim experience, which was approximately $84,000 and $10,000 for the years ended December 31, 2018 and 2017, respectively.
20. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2018.

	As of December 31, 2018
	Level 1	Level 2	Total
Assets:
Investments (a):
Student loan asset-backed securities - available-for-sale	$—	52,936	52,936
Equity securities	2,722	—	2,722
Equity securities measured at net asset value (b)			14,925
Debt securities - available-for-sale	104	—	104
Total investments	2,826	52,936	70,687
Derivative instruments (c)	—	1,818	1,818
Total assets	$2,826	54,754	72,505

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31, 2017
	Level 1	Level 2	Total
Assets:
Investments (available-for-sale) (a):
Student loan asset-backed securities	$—	76,866	76,866
Equity securities	3,928	—	3,928
Debt securities	108	—	108
Total investments (available-for-sale)	4,036	76,866	80,902
Derivative instruments (c)	—	818	818
Total assets	$4,036	77,684	81,720
Liabilities:
Derivative instruments (c):	$—	7,063	7,063
Total liabilities	$—	7,063	7,063

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

(b) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain   investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have   not been classified in the fair value hierarchy.

(c) All derivatives are accounted for at fair value on a recurring basis.  The fair value of derivative financial instruments is   determined using a market approach in which derivative pricing models use the stated terms of the contracts, observable   yield curves, and volatilities from active markets.  When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,521,171	22,377,142	—	—	23,521,171
Cash and cash equivalents	121,347	121,347	121,347	—	—
Investments (at fair value)	70,687	70,687	2,826	52,936	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	701,366	701,366	701,366	—	—
Restricted cash – due to customers	369,678	369,678	369,678	—	—
Loan accrued interest receivable	679,197	679,197	—	679,197	—
Derivative instruments	1,818	1,818	—	1,818	—
Financial liabilities:
Bonds and notes payable	22,270,462	22,218,740	—	22,270,462	—
Accrued interest payable	61,679	61,679	—	61,679	—
Due to customers	369,678	369,678	369,678	—	—

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
Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Loan Accrued Interest Receivable, Accrued Interest Payable, and Due to Customers
The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
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

22. Quarterly Financial Information (Unaudited)

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$67,307	57,739	59,773	69,539
Less provision for loan losses	4,000	3,500	10,500	5,000
Net interest income after provision for loan losses	63,307	54,239	49,273	64,539
Loan servicing and systems revenue	100,141	114,545	112,579	112,761
Education technology, services, and payment processing revenue	60,221	48,742	58,409	54,589
Communications revenue	9,189	10,320	11,818	13,326
Other income	18,198	9,580	16,673	9,998
Gain from debt repurchases	359	—	—	—
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	66,799	17,031	17,098	(29,843)
Cost to provide education technology, services, and payment processing services	(13,683)	(11,317)	(19,087)	(15,479)
Cost to provide communications services	(3,717)	(3,865)	(4,310)	(5,033)
Salaries and benefits	(96,643)	(111,118)	(114,172)	(114,247)
Depreciation and amortization	(18,457)	(21,494)	(22,992)	(23,953)
Loan servicing fees to third parties	(3,136)	(3,204)	(3,087)	(2,631)
Other operating expenses	(33,417)	(40,409)	(45,194)	(46,952)
Income tax (expense) benefit	(35,976)	(13,511)	(13,882)	4,599
Net income	113,185	49,539	43,126	21,674
Net loss (income) attributable to noncontrolling interests	740	(104)	(199)	(48)
Net income attributable to Nelnet, Inc.	$113,925	49,435	42,927	21,626
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.78	1.21	1.05	0.53

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	2017
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$76,925	79,842	75,237	73,235
Less provision for loan losses	1,000	3,000	6,700	3,750
Net interest income after provision for loan losses	75,925	76,842	68,537	69,485
Loan servicing and systems revenue	54,229	56,899	55,950	55,921
Education technology, services, and payment processing revenue	56,024	43,480	50,358	43,326
Communications revenue	5,106	5,719	6,751	8,122
Other income	12,632	12,485	19,756	7,952
Gain (loss) from debt repurchases	4,980	442	116	(2,635)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(4,830)	(27,910)	7,173	7,014
Cost to provide education technology, services, and payment processing services	(12,790)	(9,515)	(15,151)	(11,223)
Cost to provide communications services	(1,954)	(2,203)	(2,632)	(3,160)
Salaries and benefits	(71,863)	(74,628)	(74,193)	(81,201)
Depreciation and amortization	(8,598)	(9,038)	(10,051)	(11,854)
Loan servicing fees to third parties	(6,025)	(5,628)	(8,017)	(3,064)
Other operating expenses	(26,161)	(26,262)	(29,500)	(38,455)
Income tax (expense) benefit	(28,755)	(16,032)	(25,562)	5,486
Net income	47,920	24,651	43,535	45,714
Net loss attributable to noncontrolling interests	2,106	4,086	2,768	2,386
Net income attributable to Nelnet, Inc.	$50,026	28,737	46,303	48,100
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.18	0.68	1.11	1.17

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
23. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2018 and 2017 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2018 for Nelnet, Inc.
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

Balance Sheets
(Parent Company Only)
As of December 31, 2018 and 2017
	2018	2017
Assets:
Cash and cash equivalents	$36,890	21,001
Investments and notes receivable	140,582	149,236
Investment in subsidiary debt	13,818	75,659
Restricted cash	16,217	44,149
Investment in subsidiaries	2,448,540	1,681,690
Notes receivable from subsidiaries	56,973	212,077
Other assets	57,555	131,790
Fair value of derivative instruments	1,818	818
Total assets	$2,772,393	2,316,420
Liabilities:
Notes payable	$369,725	79,120
Other liabilities	94,016	76,638
Fair value of derivative instruments	—	7,063
Total liabilities	463,741	162,821
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	403	408
Additional paid-in capital	622	521
Retained earnings	2,299,556	2,143,983
Accumulated other comprehensive earnings	3,883	4,617
Total Nelnet, Inc. shareholders' equity	2,304,464	2,149,529
Noncontrolling interest	4,188	4,070
Total equity	2,308,652	2,153,599
Total liabilities and shareholders' equity	$2,772,393	2,316,420

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2018, 2017, and 2016
	2018	2017	2016
Investment interest income	$17,707	13,060	9,794
Interest expense on bonds and notes payable	9,270	3,315	6,049
Net interest income	8,437	9,745	3,745
Other income:
Other income	13,944	3,483	7,037
Gain from debt repurchases	359	2,964	8,083
Equity in subsidiaries income	158,364	170,897	239,405
Derivative market value adjustments and derivative settlements, net	71,085	(603)	45,203
Total other income	243,752	176,741	299,728
Operating expenses	4,795	6,117	8,183
Income before income taxes	247,394	180,369	295,290
Income tax expense	19,481	7,491	38,642
Net income	227,913	172,878	256,648
Net loss attributable to noncontrolling interest	—	288	103
Net income attributable to Nelnet, Inc.	$227,913	173,166	256,751

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2018, 2017, and 2016
	2018	2017	2016
Net income	$227,913	172,878	256,648
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains arising during period, net of losses	1,056	2,349	5,789
Reclassification adjustment for gains recognized in net income, net of losses	(978)	(2,528)	(1,907)
Income tax effect	(69)	66	(1,436)
Total other comprehensive income (loss)	9	(113)	2,446
Comprehensive income	227,922	172,765	259,094
Comprehensive loss attributable to noncontrolling interest	—	288	103
Comprehensive income attributable to Nelnet, Inc.	$227,922	173,053	259,197

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2018, 2017, and 2016
	2018	2017	2016
Net income attributable to Nelnet, Inc.	$227,913	173,166	256,751
Net loss attributable to noncontrolling interest	—	(288)	(103)
Net income	227,913	172,878	256,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	420	391
Derivative market value adjustment	(1,014)	7,591	(62,268)
Proceeds from termination of derivative instruments, net of payments	10,283	2,100	3,999
Payments to enter into derivative instruments	(4,770)	(929)	—
Proceeds from clearinghouse - initial and variation margin, net	40,382	76,325	—
Equity in earnings of subsidiaries	(158,364)	(170,897)	(239,405)
Gain from debt repurchases	(359)	(2,964)	(8,083)
Gain from investments and notes receivable, net of losses	(11,177)	(294)	(1,522)
Deferred income tax expense (benefit)	21,814	(8,056)	20,071
Non-cash compensation expense	6,539	4,416	4,348
Other	—	733	732
Decrease in other assets	25,252	4,171	32,262
(Decrease) increase in other liabilities	(9,621)	10,104	(594)
Net cash provided by operating activities	147,320	95,598	6,579
Cash flows from investing activities:
Purchases of available-for-sale securities	(46,382)	(127,567)	(94,920)
Proceeds from sales of available-for-sale securities	75,605	156,727	139,427
Capital contributions/distributions to/from subsidiaries, net	(334,280)	29,426	223,386
(Increase) decrease in notes receivable from subsidiaries	(31,325)	(50,793)	8,561
Increase in guaranteed payment from subsidiary	(70,270)	—	—
Proceeds from investments and notes receivable	7,783	4,823	9,952
Proceeds from (purchases of) subsidiary debt, net	61,841	(3,844)	(13,800)
Purchases of investments and issuances of notes receivable	(28,610)	(18,023)	(4,365)
Net cash (used in) provided by investing activities	(365,638)	(9,251)	268,241
Cash flows from financing activities:
Payments on notes payable	(8,651)	(27,480)	(412,000)
Proceeds from issuance of notes payable	300,000	61,059	230,000
Payments of debt issuance costs	(827)	—	(613)
Dividends paid	(26,839)	(24,097)	(21,188)
Repurchases of common stock	(45,331)	(68,896)	(69,091)
Proceeds from issuance of common stock	1,359	678	889
Acquisition of noncontrolling interest	(13,449)	—	—
Issuance of noncontrolling interest	13	—	501
Net cash provided by (used in) financing activities	206,275	(58,736)	(271,502)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,043)	27,611	3,318
Cash, cash equivalents, and restricted cash, beginning of period	65,150	37,539	34,221
Cash, cash equivalents, and restricted cash, end of period	$53,107	65,150	37,539

Cash disbursements made for:
Interest	$8,628	2,882	5,533
Income taxes, net of refunds and credits	$473	96,721	115,415

Noncash investing and financing activities:
Recapitalization of accrued interest payable to accrued guaranteed payment	$6,674	—	—
Recapitalization of note payable to guaranteed payment	$186,429	—	—
Recapitalization of guaranteed payment to investment in subsidiary	$273,360	—	—
Contributions to subsidiaries	$—	2,092	1,884

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
Generally, a student was eligible for loans made under the Federal Family Education Loan Program only if he or she:
•Had been accepted for enrollment or was enrolled in good standing at an eligible institution of higher education;
•Was carrying or planning to carry at least one-half the normal full-time workload, as determined by the institution, for the course of study the student was pursuing;
•Was not in default on any federal education loans;
•Had not committed a crime involving fraud in obtaining funds under the Higher Education Act which funds had not been fully repaid; and
•Met other applicable eligibility requirements.
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
•Subsidized Stafford Loans
•Unsubsidized Stafford Loans
•PLUS Loans
•Consolidation Loans

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
For Stafford Loans first disbursed before October 1, 1992, to a “new” borrower or to a borrower with an outstanding balance on a PLUS, SLS, or Consolidation Loan, but not a Stafford Loan, where the new loan is intended for a period of enrollment beginning on or after July 1, 1988, the applicable interest rate is as follows:
•Original fixed interest rate of 8% for the first 48 months of repayment. Beginning on the first day of the 49th month of repayment, the interest rate increased to a fixed rate of 10% thereafter. Loans in this category were subject to excess interest rebates and have been converted to a variable interest rate based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.25%. The variable interest rate is adjusted annually on July 1. The maximum interest rate for loans in this category is 10%.
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
For Stafford Loans first disbursed on or after July 1, 1995, but before July 1, 1998, the applicable interest rate is as follows:
•When the borrower is in school, in grace, or in an authorized period of deferment, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 2.5%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

•When the borrower is in repayment or in a period of forbearance, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.

For Stafford Loans first disbursed on or after July 1, 1998, but before July 1, 2006, the applicable interest rate is as follows:
•When the borrower is in school, in grace, or in an authorized period of deferment, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 1.7%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.
•When the borrower is in repayment or in a period of forbearance, the applicable interest rate is variable and is based on the bond equivalent rate of the 91-day Treasury bill auctioned at the final auction before the preceding June 1, plus 2.3%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 8.25%.
For Stafford Loans first disbursed on or after July 1, 2006, the applicable interest rate is fixed at 6.80%. However, for Stafford Loans for undergraduates, the applicable interest rate was reduced in phases for which the first disbursement was made on or after:
•July 1, 2008 and before July 1, 2009, the applicable interest rate is fixed at 6.00%,
•July 1, 2009 and before July 1, 2010, the applicable interest rate is fixed at 5.60%.
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
For SLS Loans first disbursed on or after October 1, 1992, but before July 1, 1994, the applicable interest rate is as follows:
•Beginning July 1, 2001, the applicable interest rate is variable and is based on the weekly average one-year constant maturity Treasury yield for the last calendar week ending on or before June 26 preceding July 1 of each year, plus 3.1%. The variable interest rate is adjusted annually on July 1. The maximum interest rate is 11%. Prior to July 1, 2001, SLS Loans in this category had interest rates which were based on the 52-week Treasury bill auctioned at the final auction held prior to the preceding June 1, plus 3.1%. The annual (July 1) variable interest rate adjustment was applicable prior to July 1, 2001, as was the maximum interest rate of 11%.
Consolidation Loans
General. The Higher Education Act authorized a program under which certain borrowers could consolidate their various federally insured education loans into a single loan insured and reinsured on a basis similar to Stafford Loans. Consolidation Loans could be obtained in an amount sufficient to pay outstanding principal, unpaid interest, late charges, and collection costs on federally insured or reinsured student loans incurred under the Federal Family Education Loan and Direct Loan Programs, including PLUS Loans made to the consolidating borrower, as well as loans made under the Perkins Loan (formally National Direct Student Loan Program), Federally Insured Student Loan (FISL), Nursing Student Loan (NSL), Health Education Assistance Loan (HEAL), and Health Professions Student Loan (HPSL) Programs. To be eligible for a FFELP Consolidation Loan, a borrower had to:
•Have outstanding indebtedness on student loans made under the Federal Family Education Loan Program and/or certain other federal student loan programs; and
•Be in repayment status or in a grace period on loans to be consolidated.
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
Interest rates for Consolidation Loans. For Consolidation Loans disbursed before July 1, 1994, the applicable interest rate is fixed at the greater of:
•9%, or
•The weighted average of the interest rates on the loans consolidated, rounded to the nearest whole percent.
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
For Consolidation Loans on which the application was received by the lender between November 13, 1997, and September 30, 1998, inclusive, the applicable interest rate is variable according to the following:
•For the portion of the Consolidation Loan which is comprised of FFELP, Direct, FISL, Perkins, HPSL, or NSL loans, the variable interest rate is based on the bond equivalent rate of the 91-day Treasury bills auctioned at the final auction before the preceding June 1, plus 3.1%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. The maximum interest rate for this portion of the Consolidation Loan is 8.25%.
•For the portion of the Consolidation Loan which is attributable to HEAL Loans (if applicable), the variable interest rate is based on the average of the bond equivalent rates of the 91-day Treasury bills auctioned for the quarter ending June 30, plus 3.0%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. There is no maximum interest rate for the portion of a Consolidation Loan that is represented by HEAL Loans.

For Consolidation Loans on which the application was received by the lender on or after October 1, 1998, the applicable interest rate is determined according to the following:
•For the portion of the Consolidation Loan which is comprised of FFELP, Direct, FISL, Perkins, HPSL, or NSL loans, the applicable interest rate is fixed and is based on the weighted average of the interest rates on the non-HEAL loans being consolidated, rounded up to the nearest one-eighth of one percent. The maximum interest rate for this portion of the Consolidation Loan is 8.25%.
•For the portion of the Consolidation Loan which is attributable to HEAL Loans (if applicable), the applicable interest rate is variable and is based on the average of the bond equivalent rates of the 91-day Treasury bills auctioned for the quarter ending June 30, plus 3.0%. The variable interest rate for this portion of the Consolidation Loan is adjusted annually on July 1. There is no maximum interest rate for the portion of the Consolidation Loan that is represented by HEAL Loans.
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
Deferment periods. No principal payments need be made during certain periods of deferment prescribed by the Higher Education Act. For a borrower who first obtained a Stafford or SLS loan which was disbursed before July 1, 1993, deferments are available:
•During a period not exceeding three years while the borrower is a member of the Armed Forces, an officer in the Commissioned Corps of the Public Health Service or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, an active duty member of the National Oceanic and Atmospheric Administration Corps;
•During a period not exceeding three years while the borrower is a volunteer under the Peace Corps Act;
•During a period not exceeding three years while the borrower is a full-time paid volunteer under the Domestic Volunteer Act of 1973;

•During a period not exceeding three years while the borrower is a full-time volunteer in service which the Secretary of Education has determined is comparable to service in the Peace Corp or under the Domestic Volunteer Act of 1970 with an organization which is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code;
•During a period not exceeding two years while the borrower is serving an internship necessary to receive professional recognition required to begin professional practice or service, or a qualified internship or residency program;
•During a period not exceeding three years while the borrower is temporarily totally disabled, as established by sworn affidavit of a qualified physician, or while the borrower is unable to secure employment because of caring for a dependent who is so disabled;
•During a period not exceeding two years while the borrower is seeking and unable to find full-time employment;
•During any period that the borrower is pursuing a full-time course of study at an eligible institution (or, with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, is pursuing at least a half-time course of study);
•During any period that the borrower is pursuing a course of study in a graduate fellowship program;
•During any period the borrower is receiving rehabilitation training services for qualified individuals, as defined by the Secretary of Education;
•During a period not exceeding six months per request while the borrower is on parental leave; and
•Only with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, during a period not exceeding three years while the borrower is a full-time teacher in a public or nonprofit private elementary or secondary school in a “teacher shortage area” (as prescribed by the Secretary of Education), and during a period not exceeding one year for mothers, with preschool age children, who are entering or re-entering the work force and who are paid at a rate of no more than $1 per hour more than the federal minimum wage.
For a borrower who first obtained a loan on or after July 1, 1993, deferments are available:
•During any period that the borrower is pursuing at least a half-time course of study at an eligible institution;
•During any period that the borrower is pursuing a course of study in a graduate fellowship program;
•During any period the borrower is receiving rehabilitation training services for qualified individuals, as defined by the Secretary of Education;
•During a period not exceeding three years while the borrower is seeking and unable to find full-time employment; and
•During a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full-time and earning an amount that does not exceed the greater of the federal minimum wage or 150% of the poverty line applicable to a borrower's family size and state of residence. Additional categories of economic hardship are based on the receipt of payments from a state or federal public assistance program, service in the Peace Corps, or until July 1, 2009, the relationship between a borrower's educational debt burden and his or her income.
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

A borrower serving on or after October 1, 2007, may receive up to 13 months of active duty student deferment after the completion of military service if he or she meets the following conditions:
•Is a National Guard member, Armed Forces reserves member, or retired member of the Armed Forces;
•Is called or ordered to active duty; and
•Is enrolled at the time of, or was enrolled within six months prior to, the activation in a program at an eligible institution.
The active duty student deferment ends the earlier of when the borrower returns to an enrolled status, or at the end of 13 months.
PLUS Loans first disbursed on or after July 1, 2008, are eligible for the following deferment options:
•A parent PLUS borrower, upon request, may defer the repayment of the loan during any period during which the student for whom the loan was borrowed is enrolled at least half time. Also upon request, the borrower can defer the loan for the six-month period immediately following the date on which the student for whom the loan was borrowed ceases to be enrolled at least half time, or if the parent borrower is also a student, the date after he or she ceases to be enrolled at least half time.
•A graduate or professional student PLUS borrower may defer the loan for the six-month period immediately following the date on which he or she ceases to be enrolled at least half time. This option does not require a request and may be granted each time the borrower ceases to be enrolled at least half time.
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
Interest payments during grace, deferment, forbearance, and applicable income-based repayment ("IBR") periods. The Secretary of Education makes interest payments on behalf of the borrower for Subsidized loans while the borrower is in school, grace, deferment, and during the first 3 years of the IBR plan for any remaining interest that is not satisfied by the IBR payment amount. Interest that accrues during forbearance periods, and, if the loan is not eligible for interest subsidy payments during school, grace, deferment, and IBR periods, may be paid monthly or quarterly by the borrower. At the appropriate time, any unpaid accrued interest may be capitalized by the lender.
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
Origination fee. Beginning with loans first disbursed on or after July 1, 2006, the maximum origination fee which could be charged to a Stafford Loan borrower decreased according to the following schedule:

•1.5% with respect to loans for which the first disbursement was made on or after July 1, 2007, and before July 1, 2008;
•1.0% with respect to loans for which the first disbursement was made on or after July 1, 2008, and before July 1, 2009; and
•0.5% with respect to loans for which the first disbursement was made on or after July 1, 2009, and before July 1, 2010.
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
Recapture of excess interest. The Higher Education Reconciliation Act of 2005 provides that, with respect to a loan for which the first disbursement of principal was made on or after April 1, 2006, if the applicable interest rate for any three-month period exceeds the special allowance support level applicable to the loan for that period, an adjustment must be made by calculating the excess interest and crediting such amounts to the Secretary of Education not less often than annually. The amount of any adjustment of interest for any quarter will be equal to:
•The applicable interest rate minus the special allowance support level for the loan, multiplied by
•The average daily principal balance of the loan during the quarter, divided by
•Four.
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
T-Bill Rate less Applicable Interest Rate + 3.5%
2
provided that the special allowance applicable to the loans may not be less than 9.5% less the Applicable Interest Rate. Special rules apply with respect to special allowance payments made on loans
•Originated or acquired with funds obtained from the refunding of tax-exempt obligations issued prior to October 1, 1993, or
•Originated or acquired with funds obtained from collections on other loans made or purchased with funds obtained from tax-exempt obligations initially issued prior to October 1, 1993.
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