Form 10-Q
period 2019-03-31
NELNET INC
filed 2019-05-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No[X]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01 per Share	NNI	New York Stock Exchange
As of April 30, 2019, there were 28,438,279 and 11,459,641 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	March 31, 2019	December 31, 2018
Assets:
Loans receivable (net of allowance for loan losses of $61,778 and $60,388, respectively)	$21,946,153	22,377,142
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	11,844	9,472
Cash and cash equivalents - held at a related party	63,037	111,875
Total cash and cash equivalents	74,881	121,347
Investments and notes receivable	230,512	249,370
Restricted cash	760,273	701,366
Restricted cash - due to customers	216,471	369,678
Accrued interest receivable	715,838	679,197
Accounts receivable (net of allowance for doubtful accounts of $3,777 and $3,271, respectively)	76,013	59,531
Goodwill	156,912	156,912
Intangible assets, net	105,795	114,290
Property and equipment, net	335,070	344,784
Other assets	103,841	45,533
Fair value of derivative instruments	168	1,818
Total assets	$24,721,927	25,220,968
Liabilities:
Bonds and notes payable	$21,835,723	22,218,740
Accrued interest payable	62,158	61,679
Other liabilities	277,281	256,092
Due to customers	216,471	369,678
Total liabilities	22,391,633	22,906,189
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 28,628,528 shares and 28,798,464 shares, respectively	286	288
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,459,641 shares	115	115
Additional paid-in capital	636	622
Retained earnings	2,321,407	2,299,556
Accumulated other comprehensive earnings	3,552	3,883
Total Nelnet, Inc. shareholders' equity	2,325,996	2,304,464
Noncontrolling interests	4,298	10,315
Total equity	2,330,294	2,314,779
Total liabilities and equity	$24,721,927	25,220,968

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Student loans receivable	$21,962,743	22,359,655
Restricted cash	732,335	677,611
Loan accrued interest receivable and other assets	716,820	679,735
Bonds and notes payable	(21,775,724)	(22,146,374)
Accrued interest payable and other liabilities	(189,112)	(163,327)
Net assets of consolidated education lending variable interest entities	$1,447,062	1,407,300
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2019	2018
Interest income:
Loan interest	$242,333	197,723
Investment interest	8,253	5,134
Total interest income	250,586	202,857
Interest expense:
Interest on bonds and notes payable	191,770	135,550
Net interest income	58,816	67,307
Less provision for loan losses	7,000	4,000
Net interest income after provision for loan losses	51,816	63,307
Other income:
Loan servicing and systems revenue	114,898	100,141
Education technology, services, and payment processing revenue	79,159	60,221
Communications revenue	14,543	9,189
Other income	9,067	18,557
Derivative market value adjustments and derivative settlements, net	(11,539)	66,799
Total other income	206,128	254,907
Cost of services:
Cost to provide education technology, services, and payment processing services	21,059	13,683
Cost to provide communications services	4,759	3,717
Total cost of services	25,818	17,400
Operating expenses:
Salaries and benefits	111,059	96,643
Depreciation and amortization	24,213	18,457
Loan servicing fees to third parties	2,893	3,136
Other expenses	40,923	33,417
Total operating expenses	179,088	151,653
Income before income taxes	53,038	149,161
Income tax expense	11,391	35,976
Net income	41,647	113,185
Net (income) loss attributable to noncontrolling interests	(56)	740
Net income attributable to Nelnet, Inc.	$41,591	113,925
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.03	2.78
Weighted average common shares outstanding - basic and diluted	40,373,295	40,950,528

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2019	2018
Net income	$41,647	113,185
Other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses arising during period, net of gains	(436)	(1,061)
Reclassification adjustment for gains recognized in net income, net of losses	—	(47)
Income tax effect	105	256
Total other comprehensive loss	(331)	(852)
Comprehensive income	41,316	112,333
Comprehensive (income) loss attributable to noncontrolling interests	(56)	740
Comprehensive income attributable to Nelnet, Inc.	$41,260	113,073

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income (loss)	—	—	—	—	—	—	—	113,925	—	(740)	113,185
Other comprehensive loss	—	—	—	—	—	—	—	—	(852)	—	(852)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19)	(19)
Cash dividend on Class A and Class B common stock - $0.16 per share	—	—	—	—	—	—	—	(6,506)	—	—	(6,506)
Issuance of common stock, net of forfeitures	—	170,346	—	—	2	—	2,171	—	—	—	2,173
Compensation expense for stock based awards	—	—	—	—	—	—	1,087	—	—	—	1,087
Repurchase of common stock	—	(222,174)	—	—	(2)	—	(3,331)	(8,085)	—	—	(11,418)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Balance as of March 31, 2018	—	29,289,689	11,468,587	$—	293	115	448	2,231,875	3,022	9,473	2,245,226
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	41,591	—	56	41,647
Other comprehensive loss	—	—	—	—	—	—	—	—	(331)	—	(331)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(22)	(22)
Cash dividend on Class A and Class B common stock - $0.18 per share	—	—	—	—	—	—	—	(7,232)	—	—	(7,232)
Issuance of common stock, net of forfeitures	—	131,391	—	—	1	—	2,493	—	—	—	2,494
Compensation expense for stock based awards	—	—	—	—	—	—	1,368	—	—	—	1,368
Repurchase of common stock	—	(301,327)	—	—	(3)	—	(3,847)	(12,508)	—	—	(16,358)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Balance as of March 31, 2019	—	28,628,528	11,459,641	$—	286	115	636	2,321,407	3,552	4,298	2,330,294

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2019	2018
Net income attributable to Nelnet, Inc.	$41,591	113,925
Net income (loss) attributable to noncontrolling interests	56	(740)
Net income	41,647	113,185
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	46,948	43,301
Loan discount accretion	(9,693)	(11,691)
Provision for loan losses	7,000	4,000
Derivative market value adjustments	30,574	(60,033)
Proceeds from termination of derivative instruments	2,119	—
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(13,974)	62,689
Gain from debt repurchases	—	(359)
Loss (gain) from investments and notes receivable, net	1,151	(8,249)
Deferred income tax (benefit) expense	(2,807)	16,883
Non-cash compensation expense	1,476	1,161
Other	(20)	(2,891)
Increase in accrued interest receivable	(36,722)	(59,038)
(Increase) decrease in accounts receivable	(16,571)	177
(Increase) decrease in other assets	(32,324)	49,415
Increase in accrued interest payable	479	4,213
Decrease in other liabilities	(5,741)	(36,205)
Decrease in due to customers	(153,207)	(58,606)
Net cash (used in) provided by operating activities	(139,665)	57,952
Cash flows from investing activities, net of acquisition:
Purchases of loans	(344,631)	(610,855)
Net proceeds from loan repayments, claims, capitalized interest, and other	769,996	863,270
Purchases of available-for-sale securities	—	(28,164)
Proceeds from sales of available-for-sale securities	—	21,951
Purchases of investments and issuance of notes receivable	(15,970)	(16,370)
Proceeds from investments and notes receivable	1,719	9,718
Purchases of property and equipment	(24,813)	(28,068)
Business acquisition, net of cash and restricted cash acquired	—	(109,152)
Net cash provided by investing activities	386,301	102,330
Cash flows from financing activities:
Payments on bonds and notes payable	(932,007)	(901,008)
Proceeds from issuance of bonds and notes payable	570,532	756,700
Payments of debt issuance costs	(2,776)	(1,650)
Dividends paid	(7,232)	(6,506)
Repurchases of common stock	(16,358)	(11,418)
Proceeds from issuance of common stock	461	274
Acquisition of noncontrolling interest	—	(13,449)
Distribution to noncontrolling interests	(22)	(19)
Net cash used in financing activities	(387,402)	(177,076)
Net decrease in cash, cash equivalents, and restricted cash	(140,766)	(16,794)
Cash, cash equivalents, and restricted cash, beginning of period	1,192,391	942,066
Cash, cash equivalents, and restricted cash, end of period	$1,051,625	925,272

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$176,876	114,243
Cash refunds received for income taxes, net of payments	$9	30,569
Supplemental disclosures of noncash activities regarding the adoption of the new lease standard on January 1, 2019 are contained in note 1.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Total cash and cash equivalents	$74,881	121,347	69,286	66,752
Restricted cash	760,273	701,366	727,471	688,193
Restricted cash - due to customers	216,471	369,678	128,515	187,121
Cash, cash equivalents, and restricted cash	$1,051,625	1,192,391	925,272	942,066
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2018 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
Accounting Standard Adopted in 2019
In the first quarter of 2019, the Company adopted the following new accounting standard:
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic 842, Leases ("ASC Topic 842"). The standard requires the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. The standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability for all leases with a term longer than twelve months and classify the lease as operating or financing, with the income statement reflecting lease expense for operating leases and amortization/interest expense for financing leases.
The Company adopted the standard effective January 1, 2019, using the effective date as its date of initial application. Consequently, financial information is not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected to utilize the ‘package of practical expedients’, which permitted it to not reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs.
The most significant impact of the standard relates to (1) the recognition of new ROU assets and lease liabilities on the Company's balance sheet; (2) the deconsolidation of assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction was completed and the Company is leasing the constructed assets that did not qualify for sale accounting prior to the adoption of the new standard; and (3) significant new disclosures about the Company’s leasing activities. The build-to-suit lease arrangements have been reassessed as operating leases as of the effective date under ASC Topic 842.

Adoption of the new standard resulted in recognizing lease liabilities of $33.7 million based on the present value of the remaining minimum rental payments. In addition, the Company recognized ROU assets of $32.8 million, which corresponds to the lease liabilities reduced by deferred rent expense as of the effective date. The Company also deconsolidated total assets of $43.8 million and total liabilities of $34.8 million for entities that had been consolidated due to sale-leaseback transactions that failed to qualify for recognition as sales under the prior guidance. Deconsolidation of these entities reduced noncontrolling interests by $6.1 million. The cumulative effect of the changes made to the Company's consolidated balance sheet as of January 1, 2019 for the adoption of the new lease standard was as follows:

	Balances at December 31, 2018	Adjustments from adoption of new lease standard	Balances at January 1, 2019
Assets
Cash and cash equivalents	$121,347	(646)	120,701
Investments and notes receivable	249,370	(23,134)	226,236
Accounts receivable	59,531	(89)	59,442
Property and equipment, net	344,784	(16,974)	327,810
Other assets	45,533	32,804	78,337
Liabilities
Bonds and notes payable	22,218,740	(33,182)	22,185,558
Other liabilities	256,092	31,220	287,312
Equity
Noncontrolling interests	10,315	(6,077)	4,238
At the inception of an arrangement, the Company determines if the arrangement is, or contains, a lease and records the lease in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available by the lessor. The Company primarily leases dark fiber to support its telecommunications operations and office and data center space. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for these leases is recognized on a straight-line basis over the lease term. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate.
The Company has elected to utilize the practical expedient to account for lease and non-lease components together as a single, combined lease component for its office and data center space. In addition, the Company has identified itself as the lessor in its Communications operating segment for services provided to customers that include customer-premise equipment. The Company has also elected to utilize the practical expedient to account for those services and associated leases as a single, combined component. The non-lease services are 'predominant' in those contracts. Therefore, the combined component is considered a single performance obligation under ASC Topic 606.
Most leases include one or more options to renew, with renewal terms that can be extended. The exercise of lease renewal options for the majority of leases is at the Company's discretion. Renewal options that the Company is reasonably certain to exercise are included in the lease term.
Certain leases include escalating rental payments or rental payments adjusted periodically for inflation. None of the lease agreements include any residual value guarantees, a transfer of title, or a purchase option that is reasonably certain to be exercised.
The following table provides supplemental balance sheet information related to leases:

As of
March 31, 2019
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheet	$33,928
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheet	$34,891

The following table provides components of lease expense:

Three months ended March 31, 2019
Rental expense, which is included in "other expenses" on the consolidated statement of income (a)	$2,795
Rental expense, which is included in "cost to provide communications services" on the consolidated statement of income	79
Total operating rental expense	$2,874

(a) Includes short-term and variable lease costs, which are immaterial.
The following table provides supplemental cash flow information related to leases:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,376
ROU assets obtained in exchange for lease obligations, excluding impact of adoption:
Operating leases	$3,233
Weighted average remaining lease term and discount rate are shown below:

As of
March 31, 2019
Weighted average remaining lease term	6.08 years
Weighted average discount rate	4.00%
Maturity of lease liabilities are shown below:

2019 (excluding the three months ended March 31, 2019)	$7,354
2020	8,962
2021	6,356
2022	4,229
2023	3,395
2024 and thereafter	9,187
Total lease payments	39,483
Imputed interest	(4,592)
Total	$34,891

The Company adopted the new lease standard using the effective date as its date of initial application as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments as of December 31, 2018 are shown below:

2019	$9,181
2020	8,261
2021	5,776
2022	3,745
2023	2,904
2024 and thereafter	5,479
Total minimum lease payments	$35,346

2.  Loans Receivable and Allowance for Loan Losses
Loans receivable consisted of the following:

	As of	As of
	March 31, 2019	December 31, 2018
Federally insured student loans:
Stafford and other	$4,901,934	4,969,667
Consolidation	16,778,679	17,186,229
Total	21,680,613	22,155,896
Private education loans	211,029	225,975
Consumer loans	191,001	138,627
	22,082,643	22,520,498
Loan discount, net of unamortized loan premiums and deferred origination costs	(43,602)	(53,572)
Non-accretable discount	(31,110)	(29,396)
Allowance for loan losses:
Federally insured loans	(40,934)	(42,310)
Private education loans	(10,587)	(10,838)
Consumer loans	(10,257)	(7,240)
	$21,946,153	22,377,142
Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Three months ended March 31, 2019
	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Other	Balance at end of period
Federally insured loans	$42,310	2,000	(3,376)	—	—	40,934
Private education loans	10,838	—	(482)	231	—	10,587
Consumer loans	7,240	5,000	(2,006)	23	—	10,257
	$60,388	7,000	(5,864)	254	—	61,778

	Three months ended March 31, 2018
Federally insured loans	$38,706	2,000	(3,332)	—	1,000	38,374
Private education loans	12,629	—	(539)	165	—	12,255
Consumer loans	3,255	2,000	(595)	5	—	4,665
	$54,590	4,000	(4,466)	170	1,000	55,294

Loan Status and Delinquencies
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan delinquency amounts.

	As of March 31, 2019		As of December 31, 2018		As of March 31, 2018
Federally insured loans:
Loans in-school/grace/deferment	$1,288,011		$1,298,493		$1,312,319
Loans in forbearance	1,358,343		1,430,291		1,650,913
Loans in repayment status:
Loans current	16,550,665	87.0%	16,882,252	86.9%	16,368,668	88.5%
Loans delinquent 31-60 days	666,668	3.5	683,084	3.5	669,490	3.6
Loans delinquent 61-90 days	425,098	2.2	427,764	2.2	426,696	2.3
Loans delinquent 91-120 days	296,242	1.6	283,831	1.5	252,659	1.4
Loans delinquent 121-270 days	718,409	3.8	806,692	4.2	570,538	3.1
Loans delinquent 271 days or greater	377,177	1.9	343,489	1.7	210,265	1.1
Total loans in repayment	19,034,259	100.0%	19,427,112	100.0%	18,498,316	100.0%
Total federally insured loans	$21,680,613		$22,155,896		$21,461,548
Private education loans:
Loans in-school/grace/deferment	$4,208		$4,320		$5,532
Loans in forbearance	1,473		1,494		2,574
Loans in repayment status:
Loans current	196,122	95.5%	208,977	95.0%	178,976	96.1%
Loans delinquent 31-60 days	2,292	1.1	3,626	1.6	1,630	0.9
Loans delinquent 61-90 days	1,481	0.7	1,560	0.7	1,110	0.6
Loans delinquent 91 days or greater	5,453	2.7	5,998	2.7	4,488	2.4
Total loans in repayment	205,348	100.0%	220,161	100.0%	186,204	100.0%
Total private education loans	$211,029		$225,975		$194,310
Consumer loans:
Loans in repayment status:
Loans current	$187,983	98.4%	$136,130	98.2%	$76,401	98.1%
Loans delinquent 31-60 days	1,162	0.6	1,012	0.7	748	1.0
Loans delinquent 61-90 days	917	0.5	832	0.6	369	0.5
Loans delinquent 91 days or greater	939	0.5	653	0.5	337	0.4
Total loans in repayment	191,001	100.0%	138,627	100.0%	77,855	100.0%
Total consumer loans	$191,001		$138,627		$77,855

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$19,969,336	2.69% - 4.30%	11/25/24 - 4/25/67
Bonds and notes based on auction	787,676	3.18% - 3.83%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,757,012
FFELP warehouse facilities	792,658	2.70% / 2.75%	5/20/20 / 5/31/21
Consumer loan warehouse facility	63,732	4.14%	1/10/22
Variable-rate bonds and notes issued in private education loan asset-backed securitization	46,330	4.24%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	59,609	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	320,000	3.98% - 4.00%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.97%	9/15/61
Other borrowings	81,969	3.19% - 3.99%	4/1/19 - 12/20/19
	22,141,691
Discount on bonds and notes payable and debt issuance costs	(305,968)
Total	$21,835,723

	As of December 31, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,192,123	2.59% - 4.52%	11/25/24 - 2/25/67
Bonds and notes based on auction	793,476	2.84% - 3.55%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,985,599
FFELP warehouse facilities	986,886	2.65% / 2.71%	5/20/20 / 5/31/21
Variable-rate bonds and notes issued in private education loan asset-backed securitization	50,720	4.26%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	63,171	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	310,000	3.92% - 4.01%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	6.17%	9/15/61
Other borrowings	120,342	3.05% - 5.22%	1/3/19 - 12/15/45
	22,537,099
Discount on bonds and notes payable and debt issuance costs	(318,359)
Total	$22,218,740

FFELP Warehouse Facilities
The Company funds the majority of its Federal Family Education Loan Program (the "FFEL Program" or "FFELP") loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
 As of March 31, 2019, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II	Total
Maximum financing amount	$500,000	500,000	1,000,000
Amount outstanding	447,564	345,094	792,658
Amount available	$52,436	154,906	207,342
Expiration of liquidity provisions	May 20, 2019	May 31, 2019
Final maturity date	May 20, 2020	May 31, 2021
Advanced as equity support	$24,314	26,255	50,569
(a) On March 8, 2019, the Company decreased the maximum financing amount for this warehouse facility to $500 million.
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transactions completed during the first three months of 2019.

	2019-1
	Class A-1 Notes	Class A-2 Notes	2019-1 total
Date securities issued	2/27/19	2/27/19	2/27/19

Class A senior notes:
Total principal amount	$35,700	448,000	483,700
Cost of funds (1-month LIBOR plus:)	0.30%	0.75%
Final maturity date	4/25/67	4/25/67

Class B subordinated notes:
Total principal amount			13,100
Cost of funds (1-month LIBOR plus:)			1.40%
Final maturity date			4/25/67
Total principal amount issued	$35,700	448,000	496,800
Consumer Loan Warehouse Facility
On January 11, 2019, the Company closed on a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on type of collateral and subject to certain concentration limits, and a maturity date of January 10, 2022. As of March 31, 2019, $63.7 million was outstanding under this warehouse facility and $36.3 million was available for future funding. Additionally, as of March 31, 2019, the Company had $26.5 million advanced as equity support under this facility.
Unsecured Line of Credit
The Company has a $382.5 million unsecured line of credit that has a maturity date of June 22, 2023. As of March 31, 2019, $320.0 million was outstanding under the line of credit and $62.5 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $400.0 million, subject to certain conditions.
Other Borrowings
The Company has two repurchase agreements, the proceeds of which are collateralized by FFELP asset-backed security investments and private education loans, respectively. Included in "other borrowings" as of March 31, 2019 and December 31, 2018 was a total of $82.0 million and $86.4 million, respectively, subject to these repurchase agreements.

The Company had other notes payable included in its consolidated financial statements which were issued by partnerships for certain real estate development projects. Although the Company's ownership of these partnerships are 50 percent or less, because the Company was the developer of and is a current tenant in the associated buildings, the operating results of these partnerships were included in the Company's consolidated financial statements. On January 1, 2019, the Company adopted a new accounting standard for leases (see note 1). As a result of the adoption of this new standard, these real estate entities were deconsolidated, including $33.9 million of related debt. Prior to January 1, 2019, this debt was included in "other borrowings."
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2018 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2019 and December 31, 2018 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

		As of March 31,	As of December 31,
		2019	2018
Maturity		Notional amount	Notional amount
2019		$3,250,000	3,500,000
2020	(a)	1,000,000	1,000,000
2021	(a)	250,000	250,000
2022	(b)	2,000,000	2,000,000
2023		750,000	750,000
2024		250,000	250,000
2026		1,150,000	1,150,000
2027		375,000	375,000
2028		325,000	325,000
2029		100,000	100,000
2031		300,000	300,000
		$9,750,000	10,000,000
(a) These derivatives have a forward effective start date in May 2019.
(b) $250 million and $750 million of the notional amount of these derivatives have forward effective start dates in      May 2019 and May 2020, respectively.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2019 and December 31, 2018 was one-month LIBOR plus 9.5 basis points and 9.4 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of March 31, 2019		As of December 31, 2018
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$1,500,000	0.98%	$3,250,000	0.97%
2020	1,500,000	1.01	1,500,000	1.01
2021	100,000	2.95	100,000	2.95
2023	400,000	2.24	400,000	2.24
2024	200,000	2.27	300,000	2.28
2027	—	—	25,000	2.35
	$3,700,000	1.25%	$5,575,000	1.18%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Interest Rate Swap Options – Floor Income Hedges
During 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively, for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options give the Company the right, but not the obligation, to enter into interest rate swaps in which the Company would pay a fixed amount and receive discrete one-month LIBOR. The following table summarizes these derivative instruments as of March 31, 2019.

If exercised effective date	Notional amount	Weighted average fixed rate paid by the Company	If exercised maturity date
August 21, 2019	$750,000	3.28%	August 21, 2024
September 25, 2019	250,000	3.00	September 25, 2024
	$1,000,000	3.21%
Interest Rate Caps
During 2015, the Company paid $2.9 million for two interest rate cap contracts with a total notional amount of $275.0 million to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. The first interest rate cap has a notional amount of $125.0 million and a one-month LIBOR strike rate of 2.50%, and the second interest rate cap has a notional amount of $150.0 million and a one-month LIBOR strike rate of 4.99%. In the event that the one-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. Both interest rate cap contracts have a maturity date of July 15, 2020.
Consolidated Financial Statement Impact Related to Derivatives
Balance Sheet
The following table summarizes the fair value of the Company’s derivatives as reflected in the consolidated balance sheets. There is no difference between the gross amounts of recognized assets presented in the consolidated balance sheets related to the Company's derivative portfolio and the net amount when excluding derivatives subject to enforceable master netting arrangements and cash collateral received.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
Interest rate swap options - floor income hedges	$90	1,465	—	—
Interest rate caps	78	353	—	—
Total	$168	1,818	—	—
Income Statement Impact
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended March 31,
	2019	2018
Settlements:
1:3 basis swaps	$2,334	(1,664)
Interest rate swaps - floor income hedges	16,701	8,590
Interest rate swaps - hybrid debt hedges	—	(160)
Total settlements - income	19,035	6,766
Change in fair value:
1:3 basis swaps	(2,212)	13,297
Interest rate swaps - floor income hedges	(26,712)	44,201
Interest rate swap options - floor income hedges	(1,376)	747
Interest rate caps	(274)	326
Interest rate swaps - hybrid debt hedges	—	1,462
Total change in fair value - (expense) income	(30,574)	60,033
Derivative market value adjustments and derivative settlements, net - (expense) income	$(11,539)	66,799

5.  Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of March 31, 2019				As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale	$47,994	4,673	—	52,667	47,931	5,109	—	53,040
Equity securities	13,405	6,002	(1,037)	18,370	12,909	5,145	(407)	17,647
Total investments (at fair value)	$61,399	10,675	(1,037)	71,037	60,840	10,254	(407)	70,687

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds:
Measurement alternative				71,129				70,939
Equity method				15,714				19,230
Other				800				900
Total venture capital and funds				87,643				91,069
Real estate:
Equity method				39,489				29,168
Other				9,193				34,211
Total real estate				48,682				63,379

Notes receivable				16,183				16,373
Tax liens and affordable housing				6,967				7,862
Total investments and notes receivable (not measured at fair value)				159,475				178,683
Total investments and notes receivable				$230,512				249,370

6. Intangible Assets
Intangible assets consist of the following:

	Weighted average remaining useful life as of March 31, 2019 (months)
		As of	As of
		March 31, 2019	December 31, 2018
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $40,635 and $33,968, respectively)	82	$91,818	98,484
Trade names (net of accumulated amortization of $6,672 and $5,825, respectively)	88	10,020	10,868
Computer software (net of accumulated amortization of $9,268 and $15,420, respectively)	21	3,957	4,938
Total - amortizable intangible assets, net	81	$105,795	114,290
The Company recorded amortization expense on its intangible assets of $8.5 million and $6.2 million during the three months ended March 31, 2019 and 2018, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2019, the Company estimates it will record amortization expense as follows:

2019 (April 1 - December 31)	$24,263
2020	29,515
2021	18,761
2022	7,172
2023	6,925
2024 and thereafter	19,159
$105,795

7.  Goodwill
The carrying amount of goodwill as of December 31, 2018 and March 31, 2019 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$23,639	70,278	21,112	41,883	—	156,912

8. Property and Equipment
Property and equipment consisted of the following:

		As of	As of
	Useful life	March 31, 2019	December 31, 2018
Non-communications:
Computer equipment and software	1-5 years	$145,600	137,705
Building and building improvements	5-48 years	37,526	50,138
Office furniture and equipment	1-10 years	23,169	22,796
Leasehold improvements	1-15 years	8,844	9,327
Transportation equipment	5-10 years	5,067	5,123
Land	—	1,400	3,328
Construction in progress	—	2,568	3,578
		224,174	231,995
Accumulated depreciation - non-communications		(129,747)	(123,003)
Non-communications, net property and equipment		94,427	108,992

Communications:
Network plant and fiber	5-15 years	225,570	215,787
Customer located property	3-7 years	23,470	21,234
Central office	5-15 years	16,443	15,688
Transportation equipment	4-10 years	6,685	6,580
Computer equipment and software	1-5 years	5,035	4,943
Other	1-39 years	3,294	3,219
Land	—	70	70
Construction in progress	—	5,256	6,344
		285,823	273,865
Accumulated depreciation - communications		(45,180)	(38,073)
Communications, net property and equipment		240,643	235,792
Total property and equipment, net		$335,070	344,784
The Company recorded depreciation expense on its property and equipment of $15.7 million and $12.2 million during the three months ended March 31, 2019 and 2018, respectively.

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

	Three months ended March 31,
	2019			2018
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$41,057	534	41,591	112,788	1,137	113,925

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,855,122	518,173	40,373,295	40,541,870	408,658	40,950,528
Earnings per share - basic and diluted	$1.03	1.03	1.03	2.78	2.78	2.78

10.  Segment Reporting
See note 14 of the notes to consolidated financial statements included in the 2018 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$497	2,017	2	246,867	2,053	(851)	250,586
Interest expense	—	8	—	188,799	3,814	(851)	191,770
Net interest income (expense)	497	2,009	2	58,068	(1,761)	—	58,816
Less provision for loan losses	—	—	—	7,000	—	—	7,000
Net interest income (loss) after provision for loan losses	497	2,009	2	51,068	(1,761)	—	51,816
Other income:
Loan servicing and systems revenue	114,898	—	—	—	—	—	114,898
Intersegment servicing revenue	12,217	—	—	—	—	(12,217)	—
Education technology, services, and payment processing revenue	—	79,159	—	—	—	—	79,159
Communications revenue	—	—	14,543	—	—	—	14,543
Other income	2,074	—	125	3,525	3,344	—	9,067
Derivative settlements, net	—	—	—	19,035	—	—	19,035
Derivative market value adjustments, net	—	—	—	(30,574)	—	—	(30,574)
Total other income	129,189	79,159	14,668	(8,014)	3,344	(12,217)	206,128
Cost of services:
Cost to provide education technology, services, and payment processing services	—	21,059	—	—	—	—	21,059
Cost to provide communications services	—	—	4,759	—	—	—	4,759
Total cost of services	—	21,059	4,759	—	—	—	25,818
Operating expenses:
Salaries and benefits	66,220	23,008	4,737	378	16,716	—	111,059
Depreciation and amortization	8,871	3,510	7,362	—	4,469	—	24,213
Loan servicing fees to third parties	—	—	—	2,893	—	—	2,893
Other expenses	18,928	5,311	3,477	944	12,262	—	40,923
Intersegment expenses, net	13,758	3,299	664	12,287	(17,791)	(12,217)	—
Total operating expenses	107,777	35,128	16,240	16,502	15,656	(12,217)	179,088
Income (loss) before income taxes	21,909	24,981	(6,329)	26,552	(14,073)	—	53,038
Income tax (expense) benefit	(5,258)	(5,995)	1,519	(6,372)	4,716	—	(11,391)
Net income (loss)	16,651	18,986	(4,810)	20,180	(9,357)	—	41,647
Net income attributable to noncontrolling interests	—	—	—	—	(56)	—	(56)
Net income (loss) attributable to Nelnet, Inc.	$16,651	18,986	(4,810)	20,180	(9,413)	—	41,591

Total assets as of March 31, 2019	$273,065	294,019	297,196	23,475,113	546,987	(164,453)	24,721,927

	Three months ended March 31, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$257	665	1	200,334	4,751	(3,150)	202,857
Interest expense	—	—	2,509	134,233	1,958	(3,150)	135,550
Net interest income (expense)	257	665	(2,508)	66,101	2,793	—	67,307
Less provision for loan losses	—	—	—	4,000	—	—	4,000
Net interest income (loss) after provision for loan losses	257	665	(2,508)	62,101	2,793	—	63,307
Other income:
Loan servicing and systems revenue	100,141	—	—	—	—	—	100,141
Intersegment servicing revenue	10,771	—	—	—	—	(10,771)	—
Education technology, services, and payment processing revenue	—	60,221	—	—	—	—	60,221
Communications revenue	—	—	9,189	—	—	—	9,189
Other income	1,292	—	—	3,351	13,914	—	18,557
Derivative settlements, net	—	—	—	6,926	(160)	—	6,766
Derivative market value adjustments, net	—	—	—	58,571	1,462	—	60,033
Total other income	112,204	60,221	9,189	68,848	15,216	(10,771)	254,907
Cost of services:
Cost to provide education technology, services, and payment processing services	—	13,683	—	—	—	—	13,683
Cost to provide communications services	—	—	3,717	—	—	—	3,717
Total cost of services	—	13,683	3,717	—	—	—	17,400
Operating expenses:
Salaries and benefits	58,537	19,067	4,063	382	14,594	—	96,643
Depreciation and amortization	6,069	3,341	4,921	—	4,126	—	18,457
Loan servicing fees to third parties	—	—	—	3,136	—	—	3,136
Other expenses	14,463	4,624	2,638	848	10,845	—	33,417
Intersegment expenses, net	13,356	2,567	605	10,865	(16,622)	(10,771)	—
Total operating expenses	92,425	29,599	12,227	15,231	12,943	(10,771)	151,653
Income (loss) before income taxes	20,036	17,604	(9,263)	115,718	5,066	—	149,161
Income tax (expense) benefit	(5,003)	(4,225)	2,223	(27,773)	(1,199)	—	(35,976)
Net income (loss)	15,033	13,379	(7,040)	87,945	3,867	—	113,185
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(68)	—	740
Net income (loss) attributable to Nelnet, Inc.	$15,841	13,379	(7,040)	87,945	3,799	—	113,925

Total assets as of March 31, 2018	$281,208	193,283	228,750	22,804,734	718,251	(327,824)	23,898,402

11.  Disaggregated Revenue and Deferred Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended March 31,
	2019	2018
Government servicing - Nelnet	$39,640	39,327
Government servicing - Great Lakes	47,077	30,754
Private education and consumer loan servicing	9,480	13,101
FFELP servicing	6,695	7,691
Software services	9,741	7,589
Outsourced services and other	2,265	1,679
Loan servicing and systems revenue	$114,898	100,141
Education Technology, Services, and Payment Processing

	Three months ended March 31,
	2019	2018
Tuition payment plan services	$30,173	23,043
Payment processing	28,979	19,926
Education technology and services	19,709	16,975
Other	298	277
Education technology, services, and payment processing revenue	$79,159	60,221
Communications

	Three months ended March 31,
	2019	2018
Internet	$8,449	4,696
Television	3,898	2,784
Telephone	2,167	1,691
Other	29	18
Communications revenue	$14,543	9,189

Residential revenue	$11,065	6,747
Business revenue	3,414	2,381
Other	64	61
Communications revenue	$14,543	9,189
Other Income
The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended March 31,
	2019	2018
Borrower late fee income	$3,512	2,983
Management fee revenue	1,872	1,161
Investment advisory fees	711	1,593
(Loss) gain on investments and notes receivable, net	(427)	8,688
Other	3,399	4,132
Other income	$9,067	18,557

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Three months ended March 31, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
Balance, beginning of period	$4,413	30,556	2,551	1,602	39,122
Deferral of revenue	1,116	13,962	8,266	736	24,080
Recognition of revenue	(1,582)	(26,049)	(8,061)	(784)	(36,476)
Other	—	29	—	(2)	27
Balance, end of period	$3,947	18,498	2,756	1,552	26,753

	Three months ended March 31, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
Balance, beginning of period	$4,968	24,164	1,665	1,479	32,276
Deferral of revenue	253	10,774	5,375	648	17,050
Recognition of revenue	(1,094)	(19,836)	(5,213)	(659)	(26,802)
Other	45	146	—	—	191
Balance, end of period	$4,172	15,248	1,827	1,468	22,715

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department of Education (the "Department") that currently provides for expiration on June 16, 2019. Revenue earned by Nelnet Servicing related to this contract was $39.6 million and $39.3 million for the three months ended March 31, 2019 and 2018, respectively.
In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department that currently provides for expiration on June 16, 2019. Revenue earned by Great Lakes related to this contract was $47.1 million for the three months ended March 31, 2019 and  $30.8 million for the period from February 7, 2018 to March 31, 2018.
On April 24, 2019, Nelnet Servicing and Great Lakes received correspondence from the Department's Office of Federal Student Aid ("FSA") indicating the FSA's intent to exercise a six-month extension of the current servicing contracts, from June 16, 2019 to December 15, 2019. The correspondence served only as a non-binding notice of intent, and any formal extension of the contracts will occur only upon a signed modification to the contracts.
In addition, Nelnet Servicing's current Authority to Operate as a loan servicer for the Department expires on May 31, 2019, and is currently under review for renewal.
FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019, the Company responded to the EPS component. In addition, the Company is part of teams that currently intend to respond to the BPO and OPS components. The Company cannot predict the timing, nature, or outcome of these solicitations.

13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2019			As of December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan and other asset-backed securities - available-for-sale	$—	52,563	52,563	—	52,936	52,936
Equity securities	3,089	—	3,089	2,722	—	2,722
Equity securities measured at net asset value (a)			15,281			14,925
Debt securities - available-for-sale	104	—	104	104	—	104
Total investments	3,193	52,563	71,037	2,826	52,936	70,687
Derivative instruments	—	168	168	—	1,818	1,818
Total assets	$3,193	52,731	71,205	2,826	54,754	72,505
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,064,973	21,946,153	—	—	23,064,973
Cash and cash equivalents	74,881	74,881	74,881	—	—
Investments (at fair value)	71,037	71,037	3,193	52,563	—
Notes receivable	16,183	16,183	—	16,183	—
Restricted cash	760,273	760,273	760,273	—	—
Restricted cash – due to customers	216,471	216,471	216,471	—	—
Accrued interest receivable	715,838	715,838	—	715,838	—
Derivative instruments	168	168	—	168	—
Financial liabilities:
Bonds and notes payable	21,939,779	21,835,723	—	21,939,779	—
Accrued interest payable	62,158	62,158	—	62,158	—
Due to customers	216,471	216,471	216,471	—	—

	As of December 31, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,521,171	22,377,142	—	—	23,521,171
Cash and cash equivalents	121,347	121,347	121,347	—	—
Investments (at fair value)	70,687	70,687	2,826	52,936	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	701,366	701,366	701,366	—	—
Restricted cash – due to customers	369,678	369,678	369,678	—	—
Accrued interest receivable	679,197	679,197	—	679,197	—
Derivative instruments	1,818	1,818	—	1,818	—
Financial liabilities:
Bonds and notes payable	22,270,462	22,218,740	—	22,270,462	—
Accrued interest payable	61,679	61,679	—	61,679	—
Due to customers	369,678	369,678	369,678	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2018 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2019 and 2018. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company.  The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2018 Annual Report.
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2018 Annual Report and elsewhere in this report, and include such risks and uncertainties as:
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
•the uncertain nature of the expected benefits from the acquisition of Great Lakes Educational Loan Services, Inc. ("Great Lakes") on February 7, 2018 and the ability to successfully integrate technology and other activities and successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 30 percent of the Company's revenue in 2018 and may be extended from June 16, 2019 to December 15, 2019 (but any such extension is not assured), risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the risk that the Company or Company teams may not be successful in obtaining contracts, risks related to the development by the Company of a new student loan servicing platform, including risks as to whether the expected benefits from the new platform will be realized, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, FFELP, and private education and consumer loans;

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
GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments
The Company prepares its financial statements and presents its financial results in accordance with U.S. GAAP. However, it also provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. A reconciliation of the Company's GAAP net income to net income, excluding derivative market value adjustments, and a discussion of why the Company believes providing this additional information is useful to investors, is provided below.

	Three months ended March 31,
	2019	2018
GAAP net income attributable to Nelnet, Inc.	$41,591	113,925
Realized and unrealized derivative market value adjustments	30,574	(60,033)
Net tax effect (a)	(7,338)	14,408
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$64,827	68,300

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.03	2.78
Realized and unrealized derivative market value adjustments	0.76	(1.46)
Net tax effect (a)	(0.18)	0.35
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.61	1.67
(a)  The tax effects are calculated by multiplying the realized and unrealized derivative market value adjustments by the applicable statutory income tax rate.
(b) "Derivative market value adjustments" includes both the realized portion of gains and losses (corresponding to variation margin received or paid on derivative instruments that are settled daily at a central clearinghouse) and the unrealized portion of gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. "Derivative market value adjustments" does not include "derivative settlements" that represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms.
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
The Company believes these point-in-time estimates of asset and liability values related to its derivative instruments that are subject to interest rate fluctuations are subject to volatility mostly due to timing and market factors beyond the control of management, and affect the period-to-period comparability of the results of operations. Accordingly, the Company’s management utilizes operating results excluding these items for comparability purposes when making decisions regarding the Company’s performance and in presentations with credit rating agencies, lenders, and investors. Consequently, the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.
GAAP net income decreased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the following factors:
•The recognition of a net loss during 2019, as compared to a net gain in 2018, related to changes in the fair values of derivative instruments that do not qualify for hedge accounting;
•Gains recognized in 2018 from investment activities that are included in "other income" in the consolidated statements of income, primarily attributable to one equity security for which there was an observable price increase, resulting in an upward adjustment in the investment's carrying value;
•The increase in the provision for loan losses related to the Company's portfolio of consumer loans; and
•An increase in interest expense due to higher interest rates and a larger weighted average outstanding balance under the Company's unsecured line of credit in 2019 as compared to 2018.
These factors were partially offset by the following items:
•The contribution to net income from the acquisitions of Great Lakes;
•Cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform;
•An increase in net interest income due to an increase in the weighted average balance of loans and an increase in core loan spread; and
•A decrease in the Company's effective tax rate due to the utilization of certain federal and state tax credits in 2019.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2019, the Company had a $21.9 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.7 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
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
The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three months ended March 31, 2019 and 2018 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.
(a) Revenue includes intersegment revenue earned by LSS as a result of servicing loans for AGM.
(b) Total revenue includes "net interest income" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives. Net income excludes changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.
Certain events and transactions from 2018 and 2019, which have impacted or will impact the operating results of the Company and its operating segments, are discussed below.
Loan Servicing and Systems
•On February 7, 2018, the Company acquired Great Lakes. The operating results of Great Lakes are reported in the Company's consolidated financial statements from the date of acquisition. Thus, there are three months of Great Lakes' operations included in the three months ended March 31, 2019 as compared to approximately two months of activity in the three months ended March 31, 2018.
•Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of March 31, 2019, Nelnet Servicing was servicing $183.1 billion of student loans for 5.7 million borrowers under its contract, and Great Lakes was servicing $237.1 billion of student loans for 7.4 million borrowers under its contract. These contracts currently provide for expiration on June 16, 2019.
On April 24, 2019, Nelnet Servicing and Great Lakes received correspondence from the Department's Office of Federal Student Aid ("FSA") indicating the FSA's intent to exercise a six-month extension of the current servicing contracts, from June 16, 2019 to December 15, 2019. The correspondence served only as a non-binding notice of intent, and any formal extension of the contracts will occur only upon a signed modification to the contracts.
In addition, Nelnet Servicing's current Authority to Operate as a loan servicer for the Department expires on May 31, 2019, and is currently under review for renewal.
FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:

•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")

On April 1, 2019, the Company responded to the EPS component. In addition, the Company is part of teams that currently intend to respond to the BPO and OPS components. The Company cannot predict the timing, nature, or outcome of these solicitations.
•The Company has begun to incur additional costs in 2019 to be responsive to the Department's procurement and develop new private education and consumer loan origination and servicing systems, a multi-year project, which the Company currently expects will decrease future operating margins from recent historical results. For the three months ended March 31, 2019, the before tax and noncontrolling interest operating margin was 17.0 percent, as compared to 18.6 percent in the same period of 2018. The noncontrolling interest represented Great Lakes' 50 percent interest in the GreatNet joint venture, and ceased for financial reporting purposes upon the Company's acquisition of Great Lakes on February 7, 2018.
Education Technology, Services, and Payment Processing
•On November 20, 2018, the Company acquired Tuition Management Systems ("TMS"), a services company that offers tuition payment plans, billing services, payment technology solutions, and refund management to educational institutions. The TMS acquisition added 380 higher education schools and 170 K-12 schools to the Company’s customer base. The results of TMS’ operations are reported in the Company’s consolidated financial statements from the date of acquisition.
•In October 2018, the Company terminated its investment in a proprietary payment processing platform. These expense reductions increased before tax operating margin (income before income taxes divided by net revenue) for the three months ended March 31, 2019 to 43.0 percent, as compared to 37.8 percent in the same period of 2018.
•This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.
Communications
•ALLO recognized a loss of $4.8 million for the three months ended March 31, 2019, as compared to a loss of $7.0 million for the same period in 2018. The decrease in ALLO's net loss in 2019, as compared to 2018, was primarily due to a decrease in interest expense. ALLO recognized $2.5 million of interest expense to Nelnet, Inc. (parent company) during the three-month period ended March 31, 2018. Subsequent to October 1, 2018, ALLO will not report interest expense in its income statement related to amounts contributed to ALLO from Nelnet, Inc. due to a recapitalization of ALLO.
•ALLO's management uses earnings (loss) before interest, income taxes, depreciation, and amortization ("EBITDA") to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. For the first quarter of 2019, ALLO had positive EBITDA of $1.0 million, compared with negative EBITDA of $1.8 million for the same period in 2018. EBITDA is a supplemental non-GAAP performance measure which the Company believes provides useful additional information regarding a key metric used by management to assess ALLO's performance. See "Communications Operating Segment - Results of Operations - Summary and Comparison of Operating Results" below for additional information regarding the computation and use of EBITDA for ALLO.
•ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in eight communities in Nebraska and one in Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. ALLO began providing services in Lincoln, Nebraska in September 2016 as part of a multi-year project to pass substantially all commercial and residential properties in the community. As of the end of the first quarter of 2019, the build-out of the Lincoln community was substantially complete. For the three months ended March 31, 2019, ALLO's capital expenditures were $12.0 million. The Company anticipates total ALLO network capital expenditures for the remainder of 2019 (April 1, 2019 - December 31, 2019) will be approximately $40 million. However, this amount could change based on customer demand for ALLO's services.

•The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to build and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.
Asset Generation and Management
•The Company's average balance of loans increased to $22.3 billion for the first quarter of 2019, compared with $21.9 billion for the same period in 2018. Core loan spread increased to 1.30% for the quarter ended March 31, 2019, compared with 1.29% for the same period in 2018.  Core loan spread, a non-GAAP measure, is computed as set forth in "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" below. Management believes core loan spread is a useful supplemental non-GAAP measure that reflects adjustments for derivative settlements related to net interest income (loan spread). However, there is no comprehensive authoritative guidance for the presentation of this measure, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.
Other than consumer loans funded in the Company's consumer loan warehouse facility that closed on January 11, 2019, consumer loans were and continue to be funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, these loans do not have a cost of funds (debt) associated with them. Core loan spread, excluding consumer loans, would have been 1.22% and 1.25% for the three months ended March 31, 2019 and 2018, respectively.
The Company recognized $27.1 million and $25.8 million in fixed rate floor income during the three months ended March 31, 2019 and 2018, respectively (which includes $16.7 million and $8.6 million of settlement payments received on derivatives used to hedge student loans earning fixed rate floor income). Fixed rate floor income contributed 50 basis points and 48 basis points of core loan spread for the three months ended March 31, 2019 and 2018, respectively.
•Provision for loan losses was $7.0 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.
Provision for loan losses for federally insured loans was $2.0 million for each of the three months ended March 31, 2019 and 2018.
Provision for loan losses for consumer loans was $5.0 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase in provision was a result of the increased amount of consumer loan purchases during the 2019 period.
Corporate and Other Activities
•The Company adopted a new lease accounting standard effective January 1, 2019. The most significant impact of the standard to the Company relates to (1) the recognition of new right-of-use ("ROU") assets and lease liabilities on its balance sheet primarily for office, data center, and dark fiber operating leases; (2) the deconsolidation of assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction was completed and the Company is leasing the constructed assets that did not qualify for sale accounting prior to the adoption of the new standard; and (3) significant new disclosures about the Company’s leasing activities.
Adoption of the new standard resulted in recognizing lease liabilities of $33.7 million based on the present value of the remaining minimum rental payments. In addition the Company recognized ROU assets of $32.8 million, which corresponds to the lease liabilities reduced by deferred rent expense as of the effective date. The Company also deconsolidated total assets of $43.8 million and total liabilities of $34.8 million for entities that had been consolidated due to sale-leaseback transactions that failed to qualify for recognition as sales under the prior guidance. Deconsolidation of these entities reduced noncontrolling interests by $6.1 million.
Liquidity and Capital Resources
•As of March 31, 2019, the Company had cash and cash equivalents of $74.9 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.7 million as of March 31, 2019.
•As of March 31, 2019, the Company's $382.5 million unsecured line of credit had $320.0 million outstanding and $62.5 million was available for future use.

•The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2019, the Company holds $15.0 million (par value) of its own asset-backed securities.
•The Company has historically generated positive cash flow from operations. However, during the three months ended March 31, 2019, the Company used $139.7 million in operating activities. Items that negatively impacted cash from operating activities for the three months ended March 31, 2019 included:
•Net payments to the clearinghouse due to a decrease in the fair value of the Company's derivative portfolio during the period;
•An increase in accrued interest receivable during the period due to the number of borrowers utilizing income-based repayment plans;
•An increase in accounts receivable during the period due to the timing of collection from customers;
•An increase in other assets during the period due to an increase in current income taxes receivable and the qualification and recognition of certain tax incentives; and
•A decrease in “due to customers” (liability) during the period. See “Liquidity and Capital Resources – Cash Flows” below for additional information regarding the decrease in this liability account during the period.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of March 31, 2019, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.16 billion, of which approximately $1.14 billion is expected to be generated over the next approximately five years (April 1, 2019 through December 31, 2023).
The estimated forecasted cash flow as of March 31, 2019 ($2.16 billion) increased $0.06 billion from the Company's estimated forecasted cash flow as of December 31, 2018 ($2.10 billion). This increase was due to additional estimated cash flows from the completion of an asset-backed securitization during the first quarter of 2019; a change in call mechanic assumptions regarding the Turbo Transactions that resulted in the estimated release of unencumbered assets from these transactions being deferred to later periods, resulting in additional estimated cash flows from assets included in these transactions; and a decrease in the forward yield curve, which increased the amount of expected fixed rate floor income to be earned on loans in the asset-backed securitizations. These amounts were partially offset by the amount of cash released from the asset-backed securitizations during the first quarter of 2019.
•During the three months ended March 31, 2019, the Company repurchased a total of 301,327 shares of Class A common stock for $16.4 million ($54.29 per share). As of March 31, 2019, 2.0 million shares remained authorized for repurchase under the Company's stock repurchase program. On May 8, 2019, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces.
•During the three months ended March 31, 2019, the Company paid cash dividends of $7.2 million ($0.18 per share). In addition, the Company's Board of Directors has declared a second quarter 2019 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.18 per share. The second quarter cash dividend will be paid on June 14, 2019 to shareholders of record at the close of business on May 31, 2019.
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

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three months ended March 31, 2019 compared to the same period in 2018 is provided below.
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

	Three months ended
	March 31,		Additional information
	2019	2018
Loan interest	$242,333	197,723	Increase was due primarily to an increase in the gross yield earned on loans and an increase in the average balance of loans, partially offset by a decrease in fixed rate floor income due to higher interest rates in 2019 as compared to 2018.
Investment interest	8,253	5,134	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to increases in interest-earning investments and interest rates.
Total interest income	250,586	202,857
Interest expense	191,770	135,550	Increase was due primarily to an increase in cost of funds and an increase in the average balance of debt outstanding.
Net interest income	58,816	67,307	See table below for additional analysis.
Less provision for loan losses	7,000	4,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	51,816	63,307
Other income:
LSS revenue	114,898	100,141	See LSS operating segment - results of operations.
ETS&PP revenue	79,159	60,221	See ETS&PP operating segment - results of operations.
Communications revenue	14,543	9,189	See Communications operating segment - results of operations.
Other income	9,067	18,557	See table below for the components of "other income."
Derivative settlements, net	19,035	6,766	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	(30,574)	60,033	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income	206,128	254,907
Cost of services:
Cost to provide education technology, services, and payment processing services	21,059	13,683	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	4,759	3,717	Represents costs of services primarily associated with television programming costs in the Communications operating segment.
Total cost of services	25,818	17,400
Operating expenses:
Salaries and benefits	111,059	96,643
Increase was due to (i) increases in personnel to support the increase in volume of loans serviced for the government entering repayment status, and the increase in private education and consumer loan servicing volume in the LSS operating segment; (ii) increases in personnel to support the growth in revenue in the ETS&PP operating segment; and (iii) increases in personnel at ALLO to support customer and network expansion. In addition, part of the increase in 2019 was due to an increase in personnel as a result of the acquisition of Great Lakes on February 7, 2018 and TMS on November 20, 2018. See each individual operating segment results of operations discussion for additional information.

Depreciation and amortization	24,213	18,457
Increase was primarily due to (i) additional depreciation expense at ALLO, and (ii) additional amortization of intangible assets related to the acquisition of Great Lakes on February 7, 2018. See each individual operating segment results of operations discussion for additional information.

Loan servicing fees to third parties	2,893	3,136	Decrease was due to runoff of the Company's loan portfolio on third-party platforms, the conversion of loans to the Company's LSS operating segment from third-party platforms during the third quarter of 2018, and the acquisition of Great Lakes on February 7, 2018, which prior to the acquisition was a third-party servicer to the Company.
Other expenses	40,923	33,417	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to (i) the acquisition of Great Lakes on February 7, 2018, (ii) the acquisition of TMS on November 20, 2018, (iii) additional costs to support the increase in payment plans and campus commerce activity, and (iv) an increase in operating expenses at ALLO to support customer and network expansion. See each individual operating segment results of operations discussion for additional information.
Total operating expenses	179,088	151,653
Income before income taxes	53,038	149,161
Income tax expense	11,391	35,976	The effective tax rate was 21.5% and 24.0% for the three months ended March 31, 2019 and 2018, respectively. Decrease was due to the utilization of certain federal and state tax credits in 2019. The Company currently expects its effective tax rate for 2019 will range between 21 and 23 percent.
Net income	41,647	113,185
Net (income) loss attributable to noncontrolling interests	(56)	740	The 2018 amount primarily represented the net loss of the GreatNet joint venture attributable to Great Lakes, prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$41,591	113,925

Additional information:
Net income attributable to Nelnet, Inc.	$41,591	113,925
Derivative market value adjustments, net	30,574	(60,033)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net tax effect	(7,338)	14,408
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$64,827	68,300
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

	Three months ended March 31,		Additional information
	2019	2018
Variable loan interest margin	$43,951	46,884	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	2,334	(1,664)	Represents the net settlements received (paid) related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	46,285	45,220
Fixed rate floor income	10,425	17,247	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	16,701	8,590	Represents the net settlements received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	27,126	25,837
Investment interest	8,253	5,134
Corporate debt interest expense	(3,813)	(1,958)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. Increase due to an increase in interest rates and in the average balance outstanding on the Company's unsecured line of credit.
Non-portfolio related derivative settlements	—	(160)	Represents the net settlements paid related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$77,851	74,073

The following table summarizes the components of "other income."

	Three months ended March 31,
	2019	2018
Borrower late fee income	$3,512	2,983
Management fee revenue (a)	1,872	1,161
Investment advisory fees (b)	711	1,593
(Loss) gain on investments and notes receivable, net (c)	(427)	8,688
Other	3,399	4,132
Other income	$9,067	18,557
(a) Represents revenue earned from providing administrative support services to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019. Increase was due to three months of revenue under this contract in the first quarter of 2019 as compared to approximately two months (from the Great Lakes acquisition date) in the first quarter of 2018.
(b) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisor subsidiary, under various arrangements and earns annual fees of 25 basis points on the majority of the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of March 31, 2019, the outstanding balance of investments subject to these arrangements was $946.9 million. The decrease in advisory fees in 2019 as compared to 2018 was the result of a decrease in performance fees earned.
(c) During the first quarter of 2018, the Company recognized unrealized gains totaling $6.7 million related to the change in fair value of certain equity securities and a realized gain of $1.7 million related to the sale of a real estate investment.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company purchased Great Lakes on February 7, 2018. The results of Great Lakes' operations are reported in the Company's consolidated financial statements from the date of acquisition.
Loan Servicing Volumes

	As of
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Servicing volume (dollars in millions):
Nelnet
Government	$172,669	176,605	176,179	179,283	179,507	183,093
FFELP	27,262	26,969	37,599	37,459	36,748	35,917
Private and consumer	11,483	12,116	15,016	15,466	15,666	16,065
Great Lakes
Government	—	242,063	241,902	232,741	232,694	237,050
FFELP (a)	—	11,136	—	—	—	—
Private and consumer (a)	—	1,927	31	—	—	—
Total	$211,414	470,816	470,727	464,949	464,615	472,125

Number of servicing borrowers:
Nelnet
Government	5,877,414	5,819,286	5,745,181	5,805,307	5,771,923	5,708,582
FFELP	1,420,311	1,399,280	1,787,419	1,754,247	1,709,853	1,650,785
Private and consumer	502,114	508,750	672,520	692,763	696,933	699,768
Great Lakes
Government	—	7,456,830	7,378,875	7,486,311	7,458,684	7,385,284
FFELP (a)	—	461,553	—	—	—	—
Private and consumer (a)	—	118,609	3,987	—	—	—
Total	7,799,839	15,764,308	15,587,982	15,738,628	15,637,393	15,444,419

Number of remote hosted borrowers:	2,812,713	6,207,747	6,145,981	6,406,923	6,393,151	6,332,261

(a) During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education   servicing volume to Nelnet Servicing's platform to leverage the efficiencies of supporting more volume on   fewer systems.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2019	2018
Net interest income	$497	257
Loan servicing and systems revenue	114,898	100,141	See table below for additional analysis.
Intersegment servicing revenue	12,217	10,771	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Increase was due to the acquisition of Great Lakes on February 7, 2018. Prior to the acquisition, Great Lakes was a third-party servicer to the Company's AGM operating segment. Increase was also due to a significant purchase of loans by AGM in April 2018 of which LSS is the servicer.
Other income	2,074	1,292	Represents primarily revenue earned from providing administrative support services to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019. Increase was due to three months of revenue in the first quarter of 2019 as compared to approximately two months (from the Great Lakes acquisition date) in the first quarter of 2018.
Total other income	129,189	112,204
Salaries and benefits	66,220	58,537	Increase was due to the Great Lakes acquisition, an increase in personnel to support the increase in volume of loans serviced for the government entering repayment status, and the increase in private education and consumer loan servicing volume.
Depreciation and amortization	8,871	6,069	Amortization of intangible assets and depreciation of fixed assets recorded as a result of the Great Lakes acquisition on February 7, 2018 was $5.8 million and $3.8 million during the first quarter of 2019 and 2018, respectively.
Other expenses	18,928	14,463	Increase was due to the Great Lakes acquisition.
Intersegment expenses	13,758	13,356	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	107,777	92,425
Income before income taxes	21,909	20,036
Income tax expense	(5,258)	(5,003)	Reflects income tax expense at an effective tax rate of 24% on income before taxes and the net loss attributable to noncontrolling interest.
Net income	16,651	15,033
Net loss attributable to noncontrolling interest	—	808	Represented 50 percent of the net loss of the GreatNet joint venture that was attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$16,651	15,841
Before tax and noncontrolling interest operating margin	17.0%	18.6%	The Company will incur additional costs in 2019 to integrate two core processing systems for the government-owned loans, be responsive to the Department's procurement, and develop new private education and consumer loan origination and servicing systems, a multi-year project, which the Company currently expects will decrease operating margin from recent historical results.

Loan servicing and systems revenue

	Three months ended March 31,		Additional information
	2019	2018
Government servicing - Nelnet	$39,640	39,327	Represents revenue from Nelnet Servicing's Department servicing contract. Revenue increased due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, partially offset by a decrease in the number of servicing borrowers.
Government servicing - Great Lakes	47,077	30,754	Represents revenue from the Great Lakes' Department servicing contract from the date of acquisition, February 7, 2018. Increase was due to three months of revenue in the first quarter of 2019 as compared to approximately two months (from the acquisition date) in the first quarter of 2018.
Private education and consumer loan servicing	9,480	13,101
Excluding $4.6 million in revenue earned in the first quarter of 2018 related to a private loan customer deconverting from the Great Lakes servicing platform subsequent to the Company’s acquisition of Great Lakes on February 7, 2018, private education and consumer loan servicing revenue was $9.5 million and $8.5 million during the first quarter of 2019 and 2018, respectively. Increase in servicing revenue was due to the acquisition of Great Lakes and growth in loan servicing volume from existing and new clients.

FFELP servicing	6,695	7,691	Decrease was due to portfolio runoff, partially offset by the acquisition of Great Lakes. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.
Software services	9,741	7,589	Historically, the majority of software services revenue related to providing hosted student loan servicing. As a result of the Great Lakes acquisition, LSS added a significant unrelated third-party FFELP guaranty hosted servicing customer. Increase in 2019 was due to an increase in hosted student loan servicing volume and providing hosted guaranty servicing to the new guaranty servicing customer as the result of the acquisition of Great Lakes.
Outsourced services and other	2,265	1,679	The majority of this revenue relates to providing contact center outsourcing activities. Increase in revenue was due to the addition of new clients and growth of services offered to existing clients.
Loan servicing and systems revenue	$114,898	100,141

EDUCATION TECHNOLOGY, SERVICES, AND PAYMENT PROCESSING OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2018 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.
On November 20, 2018, the Company acquired TMS, a services company that offers tuition payment plans, billing services, payment technology solutions, and refund management to educational institutions. The TMS acquisition added 380 higher education schools and 170 K-12 schools to the Company’s customer base. The results of TMS’ operations are reported in the Company’s consolidated financial statements from the date of acquisition.
Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2019	2018
Net interest income	$2,009	665	Increase was due to additional interest earnings on cash deposits due to a higher balance of cash deposits and higher interest rates in 2019 as compared to 2018.
Education technology, services, and payment processing revenue	79,159	60,221	See table below for additional information.
Cost to provide education technology, services, and payment processing services	21,059	13,683	See table below for additional information.
Salaries and benefits	23,008	19,067	Increase was due to the acquisition of TMS along with additional personnel to support the increase in services provided to customers, partially offset by cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Depreciation and amortization	3,510	3,341	Amortization of intangible assets related to business acquisitions was $3.3 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively.
Other expenses	5,311	4,624	Increase was due to the acquisition of TMS and additional costs to support the increase in services provided to customers, partially offset by cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Intersegment expenses	3,299	2,567	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	35,128	29,599
Income before income taxes	24,981	17,604
Income tax expense	(5,995)	(4,225)
Net income	$18,986	13,379

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,		Additional information
	2019	2018
Tuition payment plan services	$30,173	23,043	Increase was due to an increase in the number of managed tuition payment plans resulting from the addition of new school customers.
Payment processing	28,979	19,926	Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Education technology and services	19,709	16,975
Increase was due to an increase in the number of customers using the Company’s school administration software and services, higher revenues from financial needs assessment services, and the acquisition of TMS. Additionally, FACTS Education Solutions has experienced growth in the number of students and teachers receiving its professional development and educational instruction services.

Other	298	277
Education technology, services, and payment processing revenue	79,159	60,221
Cost to provide education technology, services, and payment processing services	21,059	13,683	Costs primarily relate to payment processing revenue. Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Net revenue	$58,100	46,538
Before tax operating margin	43.0%	37.8%	Before tax operating margin (income before income taxes divided by net revenue) increased due to operating leverage and cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2019	2018
Net interest income (expense)	$2	(2,508)	See note (a) below for additional information.
Communications revenue	14,543	9,189	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.
Other income	125	—
Total other income	14,668	9,189
Cost to provide communications services	4,759	3,717	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	4,737	4,063	As of December 31, 2017, March 31, 2018, December 31, 2018, and March 31, 2019, ALLO had 508, 516, 550 and 554 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO builds its network.
Depreciation and amortization	7,362	4,921	Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of December 31, 2017, March 31, 2018, December 31, 2018, and March 31, 2019 were $186.4 million, $204.3 million, $273.9 million and $285.8 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.
Other expenses	3,477	2,638	Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.
Intersegment expenses	664	605	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	16,240	12,227
Loss before income taxes	(6,329)	(9,263)
Income tax benefit	1,519	2,223
Net loss	$(4,810)	(7,040)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(4,810)	(7,040)
Net interest (income) expense	(2)	2,508
Income tax benefit	(1,519)	(2,223)
Depreciation and amortization	7,362	4,921
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$1,031	(1,834)	For additional information regarding this non-GAAP measure, see the table below.

(a)  Nelnet, Inc. (parent company) previously provided a line of credit to ALLO for network capital expenditures and related expenses. In 2016 and 2017, the outstanding amount owed by ALLO to Nelnet, Inc. and the related interest expense incurred by ALLO and the interest income recognized by Nelnet, Inc. under the line of credit was eliminated in the Company's consolidated financial statements. On January 1, 2018, Nelnet, Inc. contributed equity to ALLO with an associated guaranteed payment and ALLO used the proceeds from this capital contribution to pay off all of the outstanding balance on the line of credit, including all accrued and unpaid interest. For financial reporting purposes, the guaranteed payment recorded by ALLO was classified as debt and such debt and the guaranteed return paid to Nelnet, Inc. (reflected as interest expense for ALLO) was eliminated in the consolidated financial statements. On October 1, 2018, the guaranteed payment was replaced with a yield-based preferred return of future earnings on the contributed equity. For financial reporting purposes, the preferred interest recorded by ALLO is classified as equity and the preferred return on the preferred interest is not treated by ALLO as interest expense. Accordingly, subsequent to October 1, 2018, ALLO will not report interest expense in its income statement related to amounts contributed to ALLO from Nelnet, Inc.

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended March 31,
	2019		2018
Residential revenue	$11,065	76.1%	$6,747	73.4%
Business revenue	3,414	23.5	2,381	25.9
Other	64	0.4	61	0.7
Communications revenue	$14,543	100.0%	$9,189	100.0%

Internet	$8,449	58.1%	$4,696	51.1%
Television	3,898	26.8	2,784	30.3
Telephone	2,167	14.9	1,691	18.4
Other	29	0.2	18	0.2
Communications revenue	$14,543	100.0%	$9,189	100.0%

Net loss	$(4,810)		(7,040)
EBITDA (a)	1,031		(1,834)

Capital expenditures	11,958		17,899

	As of March 31, 2019	As of December 31, 2018	As of September 30, 2018	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017
Residential customer information:
Households served	40,338	37,351	32,529	27,643	23,541	20,428
Households passed (b)	127,253	122,396	110,687	98,538	84,475	71,426
Households served/passed	31.7%	30.5%	29.4%	28.1%	27.9%	28.6%
Total households in current markets (c)	152,840	152,840	142,602	137,500	137,500	137,500

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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2019, the Company had a $21.9 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.7 years. For a summary of the Company’s loan portfolio as of March 31, 2019 and December 31, 2018, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans:

	Three months ended March 31,
	2019	2018
Beginning balance	$22,520,498	21,995,877
Loan acquisitions:
Federally insured student loans	270,015	584,586
Consumer loans	70,121	23,354
Total loan acquisitions	340,136	607,940
Repayments, claims, capitalized interest, and other	(504,720)	(622,284)
Consolidation loans lost to external parties	(273,271)	(247,820)
Ending balance	$22,082,643	21,733,713
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
For a summary of the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018, and a summary of the Company's loan delinquency amounts as of March 31, 2019, December 31, 2018, and March 31, 2018, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Provision for loan losses for federally insured loans was $2.0 million for each of the three months ended March 31, 2019 and 2018.
The Company did not record a provision for private education loan losses for the three months ended March 31, 2019 and 2018.
Provision for loan losses for consumer loans was $5.0 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase in provision was a result of the increased amount of consumer loan purchases during the 2019 period as reflected in the "Loan Activity" table above.

Loan Spread Analysis
The following table analyzes the loan spread on the Company’s portfolio of loans, which represents the spread between the yield earned on loan assets and the costs of the liabilities and derivative instruments used to fund the assets. The spread amounts included in the following table are calculated by using the notional dollar values found in the table under the caption "Net interest income, net of settlements on derivatives" below, divided by the average balance of loans or debt outstanding.

	Three months ended March 31,
	2019	2018
Variable loan yield, gross	5.04%	4.15%
Consolidation rebate fees	(0.84)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization	0.03	0.07
Variable loan yield, net	4.23	3.37
Loan cost of funds - interest expense	(3.47)	(2.53)
Loan cost of funds - derivative settlements (a) (b)	0.04	(0.03)
Variable loan spread	0.80	0.81
Fixed rate floor income, gross	0.19	0.32
Fixed rate floor income - derivative settlements (a) (c)	0.31	0.16
Fixed rate floor income, net of settlements on derivatives	0.50	0.48
Core loan spread (d)	1.30%	1.29%

Average balance of loans	$22,313,270	21,871,501
Average balance of debt outstanding	21,989,065	21,449,449

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
(b) Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps.
(c) Derivative settlements include the net settlements received (paid) related to the Company’s floor income interest rate  swaps.
(d) Other than consumer loans funded in the Company's consumer loan warehouse facility that closed on January 11, 2019, consumer loans were and continue to be funded by the Company using operating cash, until they can be funded in a secured financing transaction. As such, these loans do not have a cost of funds (debt) associated with them. The average balance of consumer loans outstanding for the three months ended March 31, 2019 and 2018 was $159.2 million and $67.1 million, respectively, and the average balance outstanding on the consumer loan warehouse facility for the three months ended March 31, 2019 was $77.2 million. Core loan spread, excluding consumer loans, would have been 1.22% and 1.25% for the three months ended March 31, 2019 and 2018, respectively.

A trend analysis of the Company's core and variable loan spreads is summarized below.

1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.29%
1.29%
1.30%
1.39%
1.30%
0.08%
0.08%
0.08%
0.81%
0.86%
0.80%
-0.05%
0.70%
0.73%
-0.02%
Q1 18
Q2 18
Q3 18
Q4 18
Q1 19
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
Variable loan spread decreased during the three months ended March 31, 2019 as compared to the same period in 2018 due to a widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above), partially offset by a net increase in 1:3 basis swap settlements received and an increase in the Company's consumer loan portfolio. Variable loan spread without consumer loans was 0.72% and 0.77% for the three months ended March 31, 2019 and 2018, respectively.
The difference between variable loan spread and core loan spread is fixed rate floor income. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended March 31,
	2019	2018
Fixed rate floor income, gross	$10,425	17,247
Derivative settlements (a)	16,701	8,590
Fixed rate floor income, net	$27,126	25,837
Fixed rate floor income contribution to spread, net	0.50%	0.48%
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three months ended March 31, 2019 compared to the same period in 2018 was due to higher interest rates in 2019 as compared to 2018. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended March 31,		Additional information
	2019	2018
Net interest income after provision for loan losses	$51,068	62,101	See table below for additional analysis.
Other income	3,525	3,351	The primary component of other income is borrower late fees. The increase in the three months ended March 31, 2019 as compared to the same period in 2018 was due to an increase in federally insured loan delinquencies.
Derivative settlements, net	19,035	6,926	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(30,574)	58,571	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income	(8,014)	68,848
Salaries and benefits	378	382
Loan servicing fees to third parties	2,893	3,136	Third party loan servicing fees decreased due to runoff of the Company's loan portfolio on third-party platforms, significant conversions of loans to the LSS operating segment in July 2018 and September 2018, and the acquisition of Great Lakes on February 7, 2018, which prior to the acquisition was a third-party servicer to the Company. Servicing fees on loans serviced by Great Lakes are included in intersegment expenses effective as of the acquisition date.
Other expenses	944	848
Intersegment expenses	12,287	10,865	Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Increase was due to significant purchases of loans in April 2018 of which LSS is the servicer, significant conversions of loans in July 2018 and September 2018, and the acquisition of Great Lakes on February 7, 2018, as described above. Intersegment expenses also represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	16,502	15,231	Total operating expenses were 30 basis points and 28 basis points of the average balance of loans for the three months ended March 31, 2019 and 2018, respectively.
Income before income taxes	26,552	115,718
Income tax expense	(6,372)	(27,773)
Net income	$20,180	87,945

Additional information:
Net income	$20,180	87,945
Derivative market value adjustments, net	30,574	(58,571)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net tax effect	(7,338)	14,057
Net income, excluding derivative market value adjustments	$43,416	43,431

Net interest income, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,		Additional information
	2019	2018
Variable interest income, gross	$277,024	223,236	Increase was due to an increase in the gross yield earned on loans and an increase in the average balance of loans.
Consolidation rebate fees	(46,491)	(46,698)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,375	3,938	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. However, due to more recent purchases in 2018 and 2019 at a net premium, the net discount accretion has decreased in 2019 as compared to 2018.
Variable interest income, net	231,908	180,476
Interest on bonds and notes payable	(187,957)	(133,592)	Increase was due to an increase in cost of funds and an increase in the average balance of debt outstanding.
Derivative settlements, net (a)	2,334	(1,664)	Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	46,285	45,220
Fixed rate floor income, gross	10,425	17,247	Fixed rate floor income decreased due to higher interest rates in 2019 as compared to 2018.
Derivative settlements, net (a)	16,701	8,590	Derivative settlements include the settlements received related to the Company's floor income interest rate swaps. Increase in settlements due to higher interest rates in 2019 as compared to 2018.
Fixed rate floor income, net of settlements on derivatives (a)	27,126	25,837
Core loan interest income (a)	73,411	71,057
Investment interest	4,534	2,610	Increase was due to a higher balance of interest-earning investments and higher interest rates in 2019 as compared to 2018.
Intercompany interest	(842)	(640)
Provision for loan losses - federally insured loans	(2,000)	(2,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - consumer loans	(5,000)	(2,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$70,103	69,027

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
Sources of Liquidity
As of March 31, 2019, the Company had cash and cash equivalents of $74.9 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.7 million as of March 31, 2019.
The Company also has a $382.5 million unsecured line of credit that matures on June 22, 2023. As of March 31, 2019, there was $320.0 million outstanding on the unsecured line of credit and $62.5 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $400.0 million, subject to certain conditions.
In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2019, the Company holds $15.0 million (par value) of its own asset-backed securities.
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
Cash Flows
The Company has historically generated positive cash flow from operations. However, during the three months ended March 31, 2019, the Company used $139.7 million in operating activities, compared to generating $58.0 million from operating activities for the same period in 2018. The decrease in cash flows from operating activities for the three months ended March 31, 2019, as compared to the same period in 2018, was due to:
•The decrease in net income;
•The impact of changes to due to customers (as discussed further below);
•Adjustments to net income for the impact of deferred taxes;
•Net payments to the clearinghouse in 2019 of $14.0 million compared to net proceeds received in 2018 of $62.7 million related to the Company's derivative portfolio; and
•The impact of changes to accounts receivable and other assets during the three months ended March 31, 2019 as compared to the same period in 2018.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments; and
•The impact of changes to accrued interest receivable and other liabilities during the three months ended March 31, 2019 as compared to the same period in 2018.
As part of the Company’s Education Technology, Services, and Payment Processing operating segment, the Company collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the Company’s consolidated balance sheet. These accounts fluctuate with the fall and spring school terms based on the timing of when the Company collects tuition payments from customers and remits such payments to schools, resulting in these balances being significantly lower as of March 31 as compared to the balances as of December 31. The acquisition of TMS in November 2018 increased the magnitude of the change in these account balances. The “due to customers” liability account decreased $153.2 million for the three months ended March 31, 2019 as compared to decreasing $58.6 million for the same period in 2018. These decreases negatively impacted cash provided by/used in operating activities in the Company’s consolidated statements of cash flows for these periods.

The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2019 was $386.3 million and $387.4 million, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2018 was $102.3 million and $177.1 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2019
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$20,862,951	11/25/24 - 4/25/67
FFELP and consumer loan warehouse facilities	856,390	5/20/20 / 1/10/22
	$21,719,341
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
As of March 31, 2019, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.16 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2019.  As of March 31, 2019, the Company had $21.0 billion of loans included in asset-backed securitizations, which represented 95.3 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of March 31, 2019, private education and consumer loans funded with operating cash, and loans acquired subsequent to March 31, 2019.

Asset-backed Securitization Cash Flow Forecast
$2.16 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $2.16 billion include approximately $1.32 billion (as of March 31, 2019) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet: "loans receivable," "restricted cash," and "accrued interest receivable." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.84 billion, or approximately $0.64 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's March 31, 2019 balance of consolidated shareholders' equity.
Certain of the Company’s asset-backed securitizations are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any outstanding principal generally until such time as all principal on the notes has been paid in full.  Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitization will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.
The estimated forecasted cash flow as of March 31, 2019 ($2.16 billion) increased $0.06 billion from the Company's estimated forecasted cash flow as of December 31, 2018 ($2.10 billion). This increase was due to additional estimated cash flows from the completion of an asset-backed securitization during the first quarter of 2019; a change in call mechanic assumptions regarding the Turbo Transactions that resulted in the estimated release of unencumbered assets from these transactions being deferred to later periods, resulting in additional estimated cash flows from assets included in these transactions; and a decrease in the forward yield curve, which increased the amount of expected fixed rate floor income to be earned on loans in the asset-backed securitizations. These amounts were partially offset by the amount of cash released from the asset-backed securitizations during the first quarter of 2019.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast.  These assumptions are further discussed below.
Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments.  A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance.  Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $130 million to $160 million.
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
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2018 Annual Report.
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
FFELP and Consumer Loan Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2019, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.00 billion, of which $0.79 billion was outstanding, and $0.21 billion was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 20, 2019). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 20, 2020). The other warehouse facility has static advance rates that requires initial equity for loan funding and does not require increased equity based on market movements. As of March 31, 2019, the Company had $50.6 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2019, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On January 11, 2019, the Company closed on a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on type of collateral and subject to certain concentration limits, and a maturity date of January 10, 2022. As of March 31, 2019, $63.7 million was outstanding under this facility and $36.3 million was available for future funding. Additionally, as of March 31, 2019, the Company had $26.5 million advanced as equity support under this facility.
Upon termination or expiration of the FFELP and consumer loan warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
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
The Company plans to fund additional loan acquisitions using current cash and investments; using its Union Bank participation agreement (as described below); using its FFELP and consumer loan warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.

Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2019, $583.8 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company.  The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties.  Loans participated under this agreement have been accounted for by the Company as loan sales.  Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-Backed Securities Transactions
On February 27, 2019, the Company completed an asset-backed securitization totaling $496.8 million (par value). See note 3 of the notes to consolidated financial statements included under Part I, Item I of this report for additional information on this securitization. In addition, on April 30, 2019, the Company completed an asset-backed securitization totaling $416.1 million (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2019, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.
Liquidity Impact Related to the Communications Operating Segment
ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in eight communities in Nebraska and one in Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. ALLO began providing services in Lincoln, Nebraska in September 2016 as part of a multi-year project to pass substantially all commercial and residential properties in the community. As of the end of the first quarter of 2019, the build-out of the Lincoln community is substantially complete. For the three months ended March 31, 2019, ALLO's capital expenditures were $12.0 million. The Company anticipates total ALLO network capital expenditures for the remainder of 2019 (April 1, 2019 - December 31, 2019) will be approximately $40 million. However, this amount could change based on customer demand for ALLO's services. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures, as well as potentially other third-party financing alternatives.
Other Debt Facilities
As discussed above, the Company has a $382.5 million unsecured line of credit with a maturity date of June 22, 2023. As of March 31, 2019, the unsecured line of credit had $320.0 million outstanding and $62.5 million was available for future use. Upon the maturity date in 2023, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2019, the Company had $20.4 million of Hybrid Securities that remain outstanding.
The Company entered into a repurchase agreement in both 2017 and 2018, the proceeds of which are collateralized by FFELP asset-backed security investments and private education loans, respectively. As of March 31, 2019, $40.6 million and $41.4 million were subject to these repurchase agreements, respectively. Upon termination or expiration of the repurchase agreements, the Company would use cash proceeds or transfer collateral to satisfy any outstanding obligations subject to the agreements.
For further discussion of these debt facilities described above, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Stock Repurchases
In 2016, the Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. Shares repurchased by the Company during the three months ended March 31, 2019 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the first quarter of 2019, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2019	301,327	$16,358	54.29
As of March 31, 2019, 2,028,025 shares remained authorized for repurchase under the Company's stock repurchase program. On May 8, 2019, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity.
Dividends
On March 15, 2019, the Company paid a first quarter 2019 cash dividend on the Company's Class A and Class B common stock of $0.18 per share. In addition, the Company's Board of Directors has declared a second quarter 2019 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.18 per share. The second quarter cash dividend will be paid on June 14, 2019 to shareholders of record at the close of business on May 31, 2019.
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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2019		As of December 31, 2018
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,740,929	12.4%	$2,792,734	12.4%
Variable-rate loan assets	19,341,714	87.6	19,727,764	87.6
Total	$22,082,643	100.0%	$22,520,498	100.0%

Fixed-rate debt instruments	$59,609	0.3%	$88,128	0.4%
Variable-rate debt instruments	22,082,082	99.7	22,448,971	99.6
Total	$22,141,691	100.0%	$22,537,099	100.0%
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
No variable-rate floor income was earned by the Company during the three months ended March 31, 2019 and 2018. A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2019	2018
Fixed rate floor income, gross	$10,425	17,247
Derivative settlements (a)	16,701	8,590
Fixed rate floor income, net	$27,126	25,837

(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three months ended March 31, 2019 as compared to the same period in 2018 due to higher interest rates in 2019 as compared to 2018.
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

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2019.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
5.0 - 5.49%	5.35%	2.71%	$293,620
5.5 - 5.99%	5.67%	3.03%	350,624
6.0 - 6.49%	6.19%	3.55%	386,383
6.5 - 6.99%	6.70%	4.06%	377,268
7.0 - 7.49%	7.17%	4.53%	131,473
7.5 - 7.99%	7.71%	5.07%	227,415
8.0 - 8.99%	8.18%	5.54%	529,755
> 9.0%	9.05%	6.41%	198,654
			$2,495,192

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2019, the weighted average estimated variable conversion rate was 4.29% and the short-term interest rate was 254 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2019 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$1,500,000	0.98%
2020	1,500,000	1.01
2021	100,000	2.95
2023	400,000	2.24
2024	200,000	2.27
	$3,700,000	1.25%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

In addition, during 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively, for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options give the Company the right, but not the obligation, to enter into interest rate swaps in which the Company would pay a fixed amount and receive discrete one-month LIBOR. The following table summarizes these derivative instruments as of March 31, 2019:

If exercised effective date	Notional amount	Weighted average fixed rate paid by the Company	If exercised maturity date
August 21, 2019	$750,000	3.28%	August 21, 2024
September 25, 2019	250,000	3.00	September 25, 2024
	$1,000,000	3.21%
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2019.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$20,127,858	—
3 month H15 financial commercial paper	Daily	936,499	—
3 month Treasury bill	Daily	616,256	—
3 month LIBOR (a)	Quarterly	—	9,481,048
1 month LIBOR	Monthly	—	10,488,288
Auction-rate (b)	Varies	—	787,676
Asset-backed commercial paper (c)	Varies	—	792,658
Other (d)		1,436,435	1,567,378
		$23,117,048	23,117,048

(a) The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2019.

Maturity		Notional amount
2019		$3,250,000
2020	(a)	1,000,000
2021	(a)	250,000
2022	(b)	2,000,000
2023		750,000
2024		250,000
2026		1,150,000
2027		375,000
2028		325,000
2029		100,000
2031		300,000
		$9,750,000
(a) These derivatives have a forward effective start date in May 2019.
(b) $250 million and $750 million of the notional amount of these derivatives have forward effective       start dates in May 2019 and May 2020, respectively.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2019 was one-month LIBOR plus 9.5 basis points.

(b) As of March 31, 2019, the Company was sponsor for $787.7 million of asset-backed securities that are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(c) The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.
(d) Assets include accrued interest receivable and restricted cash.  Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2018 Annual Report.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(3,470)	(6.5)%	$(5,284)	(10.0)%	$(2,571)	(4.9)%	$(7,713)	(14.5)%
Impact of derivative settlements	9,123	17.2	27,370	51.6	1,849	3.5	5,548	10.4
Increase (decrease) in net income before taxes	$5,653	10.7%	$22,086	41.6%	$(722)	(1.4)%	$(2,165)	(4.1)%
Increase (decrease) in basic and diluted earnings per share	$0.11		$0.42		$(0.01)		$(0.04)

	Three months ended March 31, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(5,120)	(3.4)%	$(7,990)	(5.4)%	$(2,914)	(2.0)%	$(8,742)	(5.9)%
Impact of derivative settlements	15,738	10.6	47,215	31.7	1,797	1.3	5,392	3.7
Increase (decrease) in net income before taxes	$10,618	7.2%	$39,225	26.3%	$(1,117)	(0.7)%	$(3,350)	(2.2)%
Increase (decrease) in basic and diluted earnings per share	$0.20		$0.73		$(0.02)		$(0.06)
Financial Statement Impact – Derivatives
For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
Effective January 1, 2019, the Company implemented ASC Topic 842, Leases. As a result, management made the following significant modifications to its internal control over financial reporting environment, including changes to accounting policies and procedures, operational processes, and documentation practices:
(a)  Updated policies and procedures related to accounting for lease assets and liabilities and related income and expense.
(b) Modified contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the concept of control.
(c) Added controls for reevaluating significant assumptions and judgments regarding leases on a quarterly basis.
(d) Added controls to address related required disclosures regarding leases, including significant assumptions and judgments used in applying ASC Topic 842.
There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information set forth in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 under Item 3 of Part I of such Form 10-K.
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in response to Item 1A of Part I of such Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2019 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2019	57,761	$52.40	57,630	2,247,622
February 1 - February 28, 2019	—	—	—	2,247,622
March 1 - March 31, 2019	243,566	54.73	219,597	2,028,025
Total	301,327	$54.29	277,227
(a)  The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 131 shares, 0 shares, and 23,969 shares in January, February, and March 2019, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On August 4, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program in May 2016 to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 25, 2019. On May 8, 2019, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces.
Working capital and dividend restrictions/limitations
The Company's $382.5 million unsecured line of credit, which is available through June 22, 2023, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's education lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, the payment of dividends by the Company is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.
ITEM 6.  EXHIBITS

10.1
Aircraft Joint Ownership Agreement dated as of January 1, 2019, by and between National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.2
Aircraft Management Agreement, dated as of January 1, 2019, by and between Duncan Aviation, Inc. and National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.44 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.3*	Amended Appendix A, dated May 8, 2019, to Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 8, 2019	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 8, 2019	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer