Form 10-Q
period 2019-06-30
NELNET INC
filed 2019-08-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to .
Commission File Number: 001-31924
NELNET, INC.
(Exact name of registrant as specified in its charter)

Nebraska		84-0748903
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

121 South 13th Street, Suite 100
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
Large accelerated filer ☒                                               Accelerated filer ☐
Non-accelerated filer ☐     Smaller reporting company ☐
  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2019, there were 28,403,007 and 11,279,641 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2019	December 31, 2018
Assets:
Loans receivable (net of allowance for loan losses of $62,591 and $60,388, respectively)	$21,455,758	22,377,142
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	14,065	9,472
Cash and cash equivalents - held at a related party	70,335	111,875
Total cash and cash equivalents	84,400	121,347
Investments and notes receivable	221,936	249,370
Restricted cash	690,580	701,366
Restricted cash - due to customers	279,017	369,678
Accrued interest receivable	724,011	679,197
Accounts receivable (net of allowance for doubtful accounts of $4,054 and $3,271, respectively)	65,414	59,531
Goodwill	156,912	156,912
Intangible assets, net	97,477	114,290
Property and equipment, net	337,418	344,784
Other assets	106,647	45,533
Fair value of derivative instruments	230	1,818
Total assets	$24,219,800	25,220,968
Liabilities:
Bonds and notes payable	$21,294,192	22,218,740
Accrued interest payable	56,471	61,679
Other liabilities	263,502	256,092
Due to customers	279,017	369,678
Total liabilities	21,893,182	22,906,189
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 28,399,526 shares and 28,798,464 shares, respectively	284	288
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,279,641 shares and 11,459,641 shares, respectively	113	115
Additional paid-in capital	1,670	622
Retained earnings	2,317,115	2,299,556
Accumulated other comprehensive earnings	3,144	3,883
Total Nelnet, Inc. shareholders' equity	2,322,326	2,304,464
Noncontrolling interests	4,292	10,315
Total equity	2,326,618	2,314,779
Total liabilities and equity	$24,219,800	25,220,968

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans receivable	$21,498,948	22,359,655
Restricted cash	657,953	677,611
Loan accrued interest receivable and other assets	724,227	679,735
Bonds and notes payable	(21,276,901)	(22,146,374)
Accrued interest payable and other liabilities	(202,371)	(163,327)
Net assets of consolidated education and other lending variable interest entities	$1,401,856	1,407,300
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loan interest	$238,222	223,371	480,555	421,094
Investment interest	8,566	5,818	16,819	10,952
Total interest income	246,788	229,189	497,374	432,046
Interest expense:
Interest on bonds and notes payable	186,963	171,450	378,733	306,999
Net interest income	59,825	57,739	118,641	125,047
Less provision for loan losses	9,000	3,500	16,000	7,500
Net interest income after provision for loan losses	50,825	54,239	102,641	117,547
Other income:
Loan servicing and systems revenue	113,985	114,545	228,883	214,687
Education technology, services, and payment processing revenue	60,342	48,742	139,502	108,963
Communications revenue	15,758	10,320	30,300	19,509
Other income	16,152	9,580	25,219	28,135
Derivative market value adjustments and derivative settlements, net	(24,088)	17,031	(35,628)	83,829
Total other income	182,149	200,218	388,276	455,123
Cost of services:
Cost to provide education technology, services, and payment processing services	15,871	11,317	36,930	25,000
Cost to provide communications services	5,101	3,865	9,860	7,583
Total cost of services	20,972	15,182	46,790	32,583
Operating expenses:
Salaries and benefits	111,214	111,118	222,272	207,760
Depreciation and amortization	24,484	21,494	48,697	39,951
Loan servicing fees to third parties	3,156	3,204	6,049	6,341
Other expenses	42,261	40,409	83,184	73,826
Total operating expenses	181,115	176,225	360,202	327,878
Income before income taxes	30,887	63,050	83,925	212,209
Income tax expense	6,209	13,511	17,600	49,487
Net income	24,678	49,539	66,325	162,722
Net (income) loss attributable to noncontrolling interests	(59)	(104)	(115)	637
Net income attributable to Nelnet, Inc.	$24,619	49,435	66,210	163,359
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.61	1.21	1.65	3.99
Weighted average common shares outstanding - basic and diluted	40,050,065	40,886,617	40,210,787	40,918,396

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$24,678	49,539	66,325	162,722
Other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses arising during period, net of gains	(537)	(413)	(972)	(1,474)
Reclassification adjustment for gains recognized in net income, net of losses	—	(5)	—	(52)
Income tax effect	129	100	233	356
Total other comprehensive loss	(408)	(318)	(739)	(1,170)
Comprehensive income	24,270	49,221	65,586	161,552
Comprehensive (income) loss attributable to noncontrolling interests	(59)	(104)	(115)	637
Comprehensive income attributable to Nelnet, Inc.	$24,211	49,117	65,471	162,189

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2018	—	29,289,689	11,468,587	$—	293	115	448	2,231,875	3,022	9,473	2,245,226
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	495	495
Net income	—	—	—	—	—	—	—	49,435	—	104	49,539
Other comprehensive loss	—	—	—	—	—	—	—	—	(318)	—	(318)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(238)	(238)
Cash dividend on Class A and Class B common stock - $0.16 per share	—	—	—	—	—	—	—	(6,508)	—	—	(6,508)
Issuance of common stock, net of forfeitures	—	134,933	—	—	1	—	1,910	—	—	—	1,911
Compensation expense for stock based awards	—	—	—	—	—	—	1,506	—	—	—	1,506
Repurchase of common stock	—	(93,620)	—	—	(1)	—	(1,278)	(3,631)	—	—	(4,910)
Balance as of June 30, 2018	—	29,331,002	11,468,587	$—	293	115	2,586	2,271,171	2,704	9,834	2,286,703
Balance as of March 31, 2019	—	28,628,528	11,459,641	$—	286	115	636	2,321,407	3,552	4,298	2,330,294
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	24,619	—	59	24,678
Other comprehensive loss	—	—	—	—	—	—	—	—	(408)	—	(408)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(91)	(91)
Cash dividend on Class A and Class B common stock - $0.18 per share	—	—	—	—	—	—	—	(7,172)	—	—	(7,172)
Issuance of common stock, net of forfeitures	—	10,138	—	—	—	—	1,384	—	—	—	1,384
Compensation expense for stock based awards	—	—	—	—	—	—	1,590	—	—	—	1,590
Repurchase of common stock	—	(419,140)	—	—	(4)	—	(1,940)	(21,739)	—	—	(23,683)
Conversion of common stock	—	180,000	(180,000)	—	2	(2)	—	—	—	—	—
Balance as of June 30, 2019	—	28,399,526	11,279,641	$—	284	113	1,670	2,317,115	3,144	4,292	2,326,618
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	521	521
Net income (loss)	—	—	—	—	—	—	—	163,359	—	(637)	162,722
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,170)	—	(1,170)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(256)	(256)
Cash dividends on Class A and Class B common stock - $0.32 per share	—	—	—	—	—	—	—	(13,014)	—	—	(13,014)
Issuance of common stock, net of forfeitures	—	305,279	—	—	3	—	4,082	—	—	—	4,085
Compensation expense for stock based awards	—	—	—	—	—	—	2,593	—	—	—	2,593
Repurchase of common stock	—	(315,794)	—	—	(3)	—	(4,610)	(11,715)	—	—	(16,328)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Balance as of June 30, 2018	—	29,331,002	11,468,587	$—	293	115	2,586	2,271,171	2,704	9,834	2,286,703
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	52	52
Net income	—	—	—	—	—	—	—	66,210	—	115	66,325
Other comprehensive loss	—	—	—	—	—	—	—	—	(739)	—	(739)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(113)	(113)
Cash dividends on Class A and Class B common stock - $0.36 per share	—	—	—	—	—	—	—	(14,403)	—	—	(14,403)
Issuance of common stock, net of forfeitures	—	141,529	—	—	1	—	3,876	—	—	—	3,877
Compensation expense for stock based awards	—	—	—	—	—	—	2,958	—	—	—	2,958
Repurchase of common stock	—	(720,467)	—	—	(7)	—	(5,786)	(34,248)	—	—	(40,041)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Conversion of common stock	—	180,000	(180,000)	—	2	(2)	—	—	—	—	—
Balance as of June 30, 2019	—	28,399,526	11,279,641	$—	284	113	1,670	2,317,115	3,144	4,292	2,326,618

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2019	2018
Net income attributable to Nelnet, Inc.	$66,210	163,359
Net income (loss) attributable to noncontrolling interests	115	(637)
Net income	66,325	162,722
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	94,121	89,225
Loan discount accretion	(18,806)	(21,799)
Provision for loan losses	16,000	7,500
Derivative market value adjustments	67,635	(55,135)
Proceeds from termination of derivative instruments	2,119	—
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(77,229)	40,261
Loss on extinguishment of debt	1,801	—
Gain from sale of loans	(1,712)	—
Gain from debt repurchases	—	(359)
Gain from investments and notes receivable, net	(2,970)	(6,828)
Deferred income tax (benefit) expense	(15,023)	21,294
Non-cash compensation expense	3,138	2,735
Other	(214)	1,810
Increase in accrued interest receivable	(44,967)	(160,698)
(Increase) decrease in accounts receivable	(5,972)	2,400
(Increase) decrease in other assets	(1,543)	54,249
(Decrease) increase in accrued interest payable	(5,208)	13,187
Decrease in other liabilities	(4,669)	(46,572)
Decrease in due to customers	(90,661)	(32,361)
Net cash (used in) provided by operating activities	(17,835)	71,631
Cash flows from investing activities, net of acquisition:
Purchases of loans	(997,123)	(2,593,232)
Purchases of loans from a related party	(32,580)	—
Net proceeds from loan repayments, claims, capitalized interest, and other	1,889,084	1,694,829
Proceeds from sale of loans	42,215	1,392
Purchases of available-for-sale securities	(1,010)	(38,064)
Proceeds from sales of available-for-sale securities	192	31,785
Purchases of investments and issuance of notes receivable	(26,314)	(24,224)
Proceeds from investments and notes receivable	24,731	16,092
Purchases of property and equipment	(43,715)	(65,009)
Business acquisition, net of cash and restricted cash acquired	—	(109,152)
Net cash provided by (used in) investing activities	855,480	(1,085,583)
Cash flows from financing activities:
Payments on bonds and notes payable	(2,007,483)	(1,643,650)
Proceeds from issuance of bonds and notes payable	1,092,186	2,727,412
Payments of debt issuance costs	(5,515)	(5,445)
Payment of debt extinguishment costs	(1,394)	—
Dividends paid	(14,403)	(13,014)
Repurchases of common stock	(40,041)	(16,328)
Proceeds from issuance of common stock	724	501
Acquisition of noncontrolling interest	—	(13,449)
Issuance of noncontrolling interests	—	468
Distribution to noncontrolling interests	(113)	(256)
Net cash (used in) provided by financing activities	(976,039)	1,036,239
Net (decrease) increase in cash, cash equivalents, and restricted cash	(138,394)	22,287
Cash, cash equivalents, and restricted cash, beginning of period	1,192,391	942,066
Cash, cash equivalents, and restricted cash, end of period	$1,053,997	964,353

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$354,902	259,980
Cash disbursements (refunds received) for income taxes, net of payments	$11,529	(7,290)
Noncash investing activity:
Receipt of beneficial interest in consumer loan securitization	$7,921	—
Supplemental disclosures of noncash activities regarding the adoption of the new lease standard on January 1, 2019 are contained in note 1.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Total cash and cash equivalents	$84,400	121,347	67,867	66,752
Restricted cash	690,580	701,366	741,726	688,193
Restricted cash - due to customers	279,017	369,678	154,760	187,121
Cash, cash equivalents, and restricted cash	$1,053,997	1,192,391	964,353	942,066
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2018 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
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
The Company has elected to utilize the practical expedient to account for lease and non-lease components together as a single, combined lease component for its office and data center space. In addition, the Company has identified itself as the lessor in its Communications operating segment for services provided to customers that include customer-premise equipment. The Company has also elected to utilize the practical expedient to account for those services and associated leases as a single, combined component. The non-lease services are 'predominant' in those contracts. Therefore, the combined component is considered a single performance obligation under ASC Topic 606, Revenue from Contracts with Customers.
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
The following table provides supplemental balance sheet information related to leases:

As of
June 30, 2019
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheet	$31,822
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheet	$32,753

The following table provides components of lease expense:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Rental expense, which is included in "other expenses" on the consolidated statements of income (a)	$2,705	5,500
Rental expense, which is included in "cost to provide communications services" on the consolidated statements of income (a)	631	710
Total operating rental expense	$3,336	6,210

(a) Includes short-term and variable lease costs, which are immaterial.
The following table provides supplemental cash flow information related to leases:

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$4,792
Supplemental noncash activity:
Operating ROU assets obtained in exchange for lease obligations, excluding impact of adoption	$3,298
Weighted average remaining lease term and discount rate are shown below:

As of
June 30, 2019
Weighted average remaining lease term	6.02 years
Weighted average discount rate	4.00%
Maturity of lease liabilities are shown below:

2019 (July 1 - December 31)	$4,979
2020	8,864
2021	6,352
2022	4,229
2023	3,395
2024 and thereafter	9,187
Total lease payments	37,006
Imputed interest	(4,253)
Total	$32,753

The Company adopted the new lease standard using the effective date as its date of initial application as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments as of December 31, 2018 are shown below:

2019	$9,181
2020	8,261
2021	5,776
2022	3,745
2023	2,904
2024 and thereafter	5,479
Total minimum lease payments	$35,346

2.  Loans Receivable and Allowance for Loan Losses
Loans receivable consisted of the following:

	As of	As of
	June 30, 2019	December 31, 2018
Federally insured student loans:
Stafford and other	$4,804,295	4,969,667
Consolidation	16,349,837	17,186,229
Total	21,154,132	22,155,896
Private education loans	198,752	225,975
Consumer loans	237,952	138,627
	21,590,836	22,520,498
Loan discount, net of unamortized loan premiums and deferred origination costs	(38,952)	(53,572)
Non-accretable discount	(33,535)	(29,396)
Allowance for loan losses:
Federally insured loans	(39,056)	(42,310)
Private education loans	(10,157)	(10,838)
Consumer loans	(13,378)	(7,240)
	$21,455,758	22,377,142
On May 1, 2019, the Company sold $47.7 million (par value) of consumer loans to an unrelated third party who securitized such loans. The Company recognized a $1.7 million gain as part of this transaction. As partial consideration received for the consumer loans sold, the Company received an approximate 11 percent beneficial interest in the consumer loan securitization that is included in "investments and notes receivable" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Three months ended June 30, 2019
	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Loan sale and other	Balance at end of period
Federally insured loans	$40,934	2,000	(3,878)	—	—	39,056
Private education loans	10,587	—	(588)	158	—	10,157
Consumer loans	10,257	7,000	(2,652)	273	(1,500)	13,378
	$61,778	9,000	(7,118)	431	(1,500)	62,591

	Three months ended June 30, 2018
Federally insured loans	$38,374	2,000	(3,111)	—	—	37,263
Private education loans	12,255	—	(773)	182	—	11,664
Consumer loans	4,665	1,500	(1,378)	1	—	4,788
	$55,294	3,500	(5,262)	183	—	53,715

	Six months ended June 30, 2019
Federally insured loans	$42,310	4,000	(7,254)	—	—	39,056
Private education loans	10,838	—	(1,070)	389	—	10,157
Consumer loans	7,240	12,000	(4,658)	296	(1,500)	13,378
	$60,388	16,000	(12,982)	685	(1,500)	62,591

	Six months ended June 30, 2018
Federally insured loans	$38,706	4,000	(6,443)	—	1,000	37,263
Private education loans	12,629	—	(1,312)	347	—	11,664
Consumer loans	3,255	3,500	(1,973)	6	—	4,788
	$54,590	7,500	(9,728)	353	1,000	53,715

Loan Status and Delinquencies
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan delinquency amounts.

	As of June 30, 2019		As of December 31, 2018		As of June 30, 2018
Federally insured loans:
Loans in-school/grace/deferment	$1,222,021		$1,298,493		$1,349,739
Loans in forbearance	1,420,120		1,430,291		1,633,600
Loans in repayment status:
Loans current	16,055,368	86.7%	16,882,252	86.9%	17,211,088	87.8%
Loans delinquent 31-60 days	677,113	3.7	683,084	3.5	686,083	3.5
Loans delinquent 61-90 days	443,988	2.4	427,764	2.2	500,480	2.6
Loans delinquent 91-120 days	269,688	1.5	283,831	1.5	261,612	1.3
Loans delinquent 121-270 days	755,093	4.1	806,692	4.2	751,526	3.8
Loans delinquent 271 days or greater	310,741	1.6	343,489	1.7	200,662	1.0
Total loans in repayment	18,511,991	100.0%	19,427,112	100.0%	19,611,451	100.0%
Total federally insured loans	$21,154,132		$22,155,896		$22,594,790
Private education loans:
Loans in-school/grace/deferment	$3,912		$4,320		$4,194
Loans in forbearance	1,143		1,494		2,012
Loans in repayment status:
Loans current	183,414	94.7%	208,977	95.0%	168,093	96.2%
Loans delinquent 31-60 days	3,491	1.8	3,626	1.6	1,498	0.9
Loans delinquent 61-90 days	1,658	0.9	1,560	0.7	1,235	0.7
Loans delinquent 91 days or greater	5,134	2.6	5,998	2.7	3,903	2.2
Total loans in repayment	193,697	100.0%	220,161	100.0%	174,729	100.0%
Total private education loans	$198,752		$225,975		$180,935
Consumer loans:
Loans in repayment status:
Loans current	$234,944	98.8%	$136,130	98.2%	$76,401	98.1%
Loans delinquent 31-60 days	1,254	0.5	1,012	0.7	748	1.0
Loans delinquent 61-90 days	824	0.3	832	0.6	369	0.5
Loans delinquent 91 days or greater	930	0.4	653	0.5	337	0.4
Total loans in repayment	237,952	100.0%	138,627	100.0%	77,855	100.0%
Total consumer loans	$237,952		$138,627		$77,855

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$19,439,363	2.44% - 4.17%	11/25/24 - 6/27/67
Bonds and notes based on auction	782,076	3.34% - 3.84%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,221,439
FFELP warehouse facilities	777,263	2.57% / 2.62%	11/20/20 / 5/31/22
Consumer loan warehouse facility	117,127	4.24%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	89,612	3.90% / 4.15%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	56,461	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	260,000	3.88% - 3.93%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.97%	9/15/61
Other borrowings	45,585	3.14% - 4.19%	7/3/19 - 5/30/22
	21,587,868
Discount on bonds and notes payable and debt issuance costs	(293,676)
Total	$21,294,192

	As of December 31, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,192,123	2.59% - 4.52%	11/25/24 - 2/25/67
Bonds and notes based on auction	793,476	2.84% - 3.55%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,985,599
FFELP warehouse facilities	986,886	2.65% / 2.71%	5/20/20 / 5/31/21
Variable-rate bonds and notes issued in private education loan asset-backed securitization	50,720	4.26%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	63,171	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	310,000	3.92% - 4.01%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	6.17%	9/15/61
Other borrowings	120,342	3.05% - 5.22%	1/3/19 - 12/15/45
	22,537,099
Discount on bonds and notes payable and debt issuance costs	(318,359)
Total	$22,218,740

FFELP Warehouse Facilities
The Company funds the majority of its Federal Family Education Loan Program (the "FFEL Program" or "FFELP") loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of June 30, 2019, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$500,000	500,000	1,000,000
Amount outstanding	414,870	362,393	777,263
Amount available	$85,130	137,607	222,737
Expiration of liquidity provisions	November 20, 2019	May 31, 2020
Final maturity date	November 20, 2020	May 31, 2022
Advanced as equity support	$21,661	27,658	49,319
(a) On March 8, 2019, the Company decreased the maximum financing amount for this warehouse facility to $500 million. On May 16, 2019, the Company extended the expiration of liquidity provisions to November 20, 2019, and extended the maturity date to November 20, 2020.
(b) On May 30, 2019, the Company extended the expiration of liquidity provisions to May 31, 2020, and extended the maturity date to May 31, 2022.
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transactions completed during the first six months of 2019.

	2019-1			2019-2	Private education loan 2019-A	Total
	Class A-1 Notes	Class A-2 Notes	2019-1 total
Date securities issued	2/27/19	2/27/19	2/27/19	4/30/19	6/25/19

Class A senior notes:
Total principal amount	$35,700	448,000	483,700	405,000	47,159	935,859
Cost of funds	1-month LIBOR plus 0.30%	1-month LIBOR plus 0.75%		1-month LIBOR plus 0.90%	Prime rate less 1.60%
Final maturity date	4/25/67	4/25/67		6/27/67	6/25/49

Class B subordinated notes:
Total principal amount			13,100	11,100		24,200
Cost of funds			1-month LIBOR plus 1.40%	1-month LIBOR plus 1.50%
Final maturity date			4/25/67	6/27/67
Total principal amount issued	$35,700	448,000	496,800	416,100	47,159	960,059
On June 7, 2019, the Company extinguished all $93.0 million of the notes included in one of its FFELP asset-backed securitizations prior to the notes' contractual maturity. The Company paid a $1.4 million premium to extinguish the notes and wrote off $0.4 million of debt issuance costs. In total, the Company recognized a $1.8 million expense to extinguish the notes, which is included in other expenses on the consolidated statements of income.
Subsequent to June 30, 2019, the Company obtained consent from bond holders in five additional FFELP asset-backed securitizations to extinguish a total of approximately $579 million of notes payable in these transactions prior to their contractual maturity. To extinguish the notes, the Company will pay a premium of approximately $13 million that will be expensed by the Company in the third quarter of 2019. The Company will also write off approximately $2 million of debt issuance costs associated with these securitizations. In total, the Company will recognize approximately $15 million in expenses in the third quarter of 2019 to extinguish these notes.

Consumer Loan Warehouse Facility
On January 11, 2019, the Company obtained a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, and a maturity date of January 10, 2022. On April 25, 2019, the Company amended the agreement for this warehouse facility to increase the aggregate maximum financing amount available to $200.0 million, extend the expiration of liquidity provisions to April 23, 2021, and extend the final maturity date to April 23, 2022. As of June 30, 2019, $117.1 million was outstanding under this warehouse facility and $82.9 million was available for future funding. Additionally, as of June 30, 2019, the Company had $41.3 million advanced as equity support under this facility.
Unsecured Line of Credit
The Company has a $382.5 million unsecured line of credit that has a maturity date of June 22, 2023. As of June 30, 2019, $260.0 million was outstanding under the line of credit and $122.5 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $400.0 million, subject to certain conditions.
Other Borrowings
During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. Included in "other borrowings" as of June 30, 2019 and December 31, 2018, was $40.6 million and $41.4 million, respectively, subject to this repurchase agreement.
During 2018, the Company entered into a repurchase agreement, the proceeds of which were collateralized by private education loans. On June 25, 2019, the Company terminated this repurchase agreement. Included in "other borrowings" as of December 31, 2018 was $45.0 million subject to this repurchase agreement.
On May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022 and an interest rate of one-month LIBOR plus 1.75%. As of June 30, 2019, $5.0 million was outstanding under this line of credit and $17.0 million was available for future use. The line of credit is secured by several Company-owned properties.
The Company had other notes payable included in its consolidated financial statements which were issued by partnerships for certain real estate development projects. Although the Company's ownership interests in these partnerships are 50 percent or less, because the Company was the developer of and is a current tenant in the associated buildings, the operating results of these partnerships were included in the Company's consolidated financial statements. On January 1, 2019, the Company adopted a new accounting standard for leases (see note 1). As a result of the adoption of this new standard, these real estate entities were deconsolidated, including $33.9 million of related debt. Prior to January 1, 2019, this debt was included in "other borrowings."
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2018 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2019 and December 31, 2018 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	As of June 30,	As of December 31,
	2019	2018
Maturity	Notional amount	Notional amount
2019	$1,000,000	3,500,000
2020	1,000,000	1,000,000
2021	250,000	250,000
2022 (a)	2,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	250,000
2026	1,150,000	1,150,000
2027 (b)	375,000	375,000
2028 (b)	325,000	325,000
2029 (b)	100,000	100,000
2031 (b)	300,000	300,000
	$9,000,000	10,000,000
(a) $750 million of the notional amount of these derivatives have forward effective start dates in May 2020.
(b) Subsequent to June 30, 2019, the Company terminated $125 million (notional amount), $325 million (notional amount), $100 million (notional amount), and $300 million (notional amount) of 1:3 Basis Swaps that had a maturity date in 2027, 2028, 2029, and 2031, respectively.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2019 and December 31, 2018 was one-month LIBOR plus 9.6 basis points and 9.4 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2019		As of December 31, 2018
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$500,000	1.12%	$3,250,000	0.97%
2020	1,500,000	1.01	1,500,000	1.01
2021	600,000	2.15	100,000	2.95
2022 (b)	500,000	1.90	—	—
2023	400,000	2.24	400,000	2.24
2024	200,000	2.27	300,000	2.28
2027	—	—	25,000	2.35
	$3,700,000	1.53%	$5,575,000	1.18%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) $250 million of the notional amount of these derivatives have forward effective start dates in June 2021.
Interest Rate Swap Options – Floor Income Hedges
During 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively, for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options give the Company the right, but not the obligation, to enter into interest rate swaps in which the Company would pay a fixed amount and receive discrete one-month LIBOR. The following table summarizes these derivative instruments as of June 30, 2019.

If exercised effective date	Notional amount	Weighted average fixed rate paid by the Company	If exercised maturity date
August 21, 2019	$750,000	3.28%	August 21, 2024
September 25, 2019	250,000	3.00	September 25, 2024
	$1,000,000	3.21%

Interest Rate Caps
In June 2015 and June 2019, the Company paid $2.9 million and $0.3 million, respectively, for interest rate cap contracts to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. In the event that the one-month LIBOR or three-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. The following table summarizes these derivative instruments as of June 30, 2019.

Notional amount	Strike rate	Maturity date
$125,000	2.50% (1-month LIBOR)	July 15, 2020
150,000	4.99 (1-month LIBOR)	July 15, 2020
500,000	2.25 (3-month LIBOR)	September 25, 2020

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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
Interest rate swap options - floor income hedges	$1	1,465	—	—
Interest rate caps	229	353	—	—
Total	$230	1,818	—	—
Income Statement Impact
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Settlements:
1:3 basis swaps	$807	2,979	3,140	1,315
Interest rate swaps - floor income hedges	12,165	19,074	28,867	27,664
Interest rate swaps - hybrid debt hedges	—	(125)	—	(285)
Total settlements - income	12,972	21,928	32,007	28,694
Change in fair value:
1:3 basis swaps	4	(2,522)	(2,209)	10,775
Interest rate swaps - floor income hedges	(36,851)	(2,766)	(63,563)	41,434
Interest rate swap options - floor income hedges	(88)	(279)	(1,464)	468
Interest rate caps	(125)	122	(399)	448
Interest rate swaps - hybrid debt hedges	—	548	—	2,010
Total change in fair value - (expense) income	(37,060)	(4,897)	(67,635)	55,135
Derivative market value adjustments and derivative settlements, net - (expense) income	$(24,088)	17,031	(35,628)	83,829

5.  Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of June 30, 2019				As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale	$48,749	4,136	—	52,885	47,931	5,109	—	53,040
Equity securities	12,535	6,648	(1,085)	18,098	12,909	5,145	(407)	17,647
Total investments (at fair value)	$61,284	10,784	(1,085)	70,983	60,840	10,254	(407)	70,687

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds:
Measurement alternative				71,356				70,939
Equity method				15,677				19,230
Other				700				900
Total venture capital and funds				87,733				91,069
Real estate:
Equity method				38,790				29,168
Other				10,622				34,211
Total real estate				49,412				63,379

Beneficial interest in consumer loan securitization				6,953				—
Tax liens and affordable housing				6,855				7,862
Notes receivable				—				16,373
Total investments and notes receivable (not measured at fair value)				150,953				178,683
Total investments and notes receivable				$221,936				249,370

6. Intangible Assets
Intangible assets consist of the following:

	Weighted average remaining useful life as of June 30, 2019 (months)
		As of	As of
		June 30, 2019	December 31, 2018
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $47,287 and $33,968, respectively)	81	$85,166	98,484
Trade names (net of accumulated amortization of $7,520 and $5,825, respectively)	89	9,173	10,868
Computer software (net of accumulated amortization of $2,249 and $15,420, respectively)	19	3,138	4,938
Total - amortizable intangible assets, net	80	$97,477	114,290
The Company recorded amortization expense on its intangible assets of $8.3 million and $7.8 million during the three months ended June 30, 2019 and 2018, respectively, and $16.8 million and $14.0 million during the six months ended June 30, 2019 and 2018, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2019, the Company estimates it will record amortization expense as follows:

2019 (July 1 - December 31)	$15,945
2020	29,515
2021	18,761
2022	7,172
2023	6,925
2024 and thereafter	19,159
$97,477

7. Goodwill
The carrying amount of goodwill as of December 31, 2018 and June 30, 2019 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$23,639	70,278	21,112	41,883	—	156,912

8. Property and Equipment
Property and equipment consisted of the following:

		As of	As of
	Useful life	June 30, 2019	December 31, 2018
Non-communications:
Computer equipment and software	1-5 years	$150,017	137,705
Building and building improvements	5-48 years	38,094	50,138
Office furniture and equipment	1-10 years	23,901	22,796
Leasehold improvements	1-15 years	8,991	9,327
Transportation equipment	5-10 years	5,049	5,123
Land	—	1,400	3,328
Construction in progress	—	2,709	3,578
		230,161	231,995
Accumulated depreciation - non-communications		(138,325)	(123,003)
Non-communications, net property and equipment		91,836	108,992

Communications:
Network plant and fiber	5-15 years	238,248	215,787
Customer located property	3-7 years	24,839	21,234
Central office	5-15 years	17,274	15,688
Transportation equipment	4-10 years	6,732	6,580
Computer equipment and software	1-5 years	5,185	4,943
Other	1-39 years	3,419	3,219
Land	—	70	70
Construction in progress	—	2,466	6,344
		298,233	273,865
Accumulated depreciation - communications		(52,651)	(38,073)
Communications, net property and equipment		245,582	235,792
Total property and equipment, net		$337,418	344,784
The Company recorded depreciation expense on its property and equipment of $16.2 million and $13.7 million during the three months ended June 30, 2019 and 2018, respectively, and $31.9 million and $26.0 million during the six months ended June 30, 2019 and 2018, respectively.

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

	Three months ended June 30,
	2019			2018
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$24,292	327	24,619	48,860	575	49,435

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,518,652	531,413	40,050,065	40,411,359	475,258	40,886,617
Earnings per share - basic and diluted	$0.61	0.61	0.61	1.21	1.21	1.21

	Six months ended June 30,
	2019			2018
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$65,346	864	66,210	161,594	1,765	163,359

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,685,958	524,829	40,210,787	40,476,254	442,142	40,918,396
Earnings per share - basic and diluted	$1.65	1.65	1.65	3.99	3.99	3.99

10.  Segment Reporting
See note 14 of the notes to consolidated financial statements included in the 2018 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$550	1,659	1	243,295	2,258	(974)	246,788
Interest expense	19	11	—	184,035	3,872	(974)	186,963
Net interest income (expense)	531	1,648	1	59,260	(1,614)	—	59,825
Less provision for loan losses	—	—	—	9,000	—	—	9,000
Net interest income (loss) after provision for loan losses	531	1,648	1	50,260	(1,614)	—	50,825
Other income:
Loan servicing and systems revenue	113,985	—	—	—	—	—	113,985
Intersegment servicing revenue	11,598	—	—	—	—	(11,598)	—
Education technology, services, and payment processing revenue	—	60,342	—	—	—	—	60,342
Communications revenue	—	—	15,758	—	—	—	15,758
Other income	2,277	—	362	4,888	8,624	—	16,152
Derivative settlements, net	—	—	—	12,972	—	—	12,972
Derivative market value adjustments, net	—	—	—	(37,060)	—	—	(37,060)
Total other income	127,860	60,342	16,120	(19,200)	8,624	(11,598)	182,149
Cost of services:
Cost to provide education technology, services, and payment processing services	—	15,871	—	—	—	—	15,871
Cost to provide communications services	—	—	5,101	—	—	—	5,101
Total cost of services	—	15,871	5,101	—	—	—	20,972
Operating expenses:
Salaries and benefits	66,496	22,823	5,192	382	16,321	—	111,214
Depreciation and amortization	8,799	3,324	7,737	—	4,623	—	24,484
Loan servicing fees to third parties	—	—	—	3,156	—	—	3,156
Other expenses	17,118	5,805	3,865	3,051	12,423	—	42,261
Intersegment expenses, net	13,604	3,148	716	11,665	(17,535)	(11,598)	—
Total operating expenses	106,017	35,100	17,510	18,254	15,832	(11,598)	181,115
Income (loss) before income taxes	22,374	11,019	(6,490)	12,806	(8,822)	—	30,887
Income tax (expense) benefit	(5,370)	(2,645)	1,558	(3,074)	3,321	—	(6,209)
Net income (loss)	17,004	8,374	(4,932)	9,732	(5,501)	—	24,678
Net income attributable to noncontrolling interests	—	—	—	—	(59)	—	(59)
Net income (loss) attributable to Nelnet, Inc.	$17,004	8,374	(4,932)	9,732	(5,560)	—	24,619

Total assets as of June 30, 2019	$267,611	336,896	302,873	22,907,234	595,623	(190,437)	24,219,800

	Three months ended June 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$293	748	1	226,509	6,062	(4,425)	229,189
Interest expense	—	—	3,303	169,623	2,949	(4,425)	171,450
Net interest income (expense)	293	748	(3,302)	56,886	3,113	—	57,739
Less provision for loan losses	—	—	—	3,500	—	—	3,500
Net interest income (loss) after provision for loan losses	293	748	(3,302)	53,386	3,113	—	54,239
Other income:
Loan servicing and systems revenue	114,545	—	—	—	—	—	114,545
Intersegment servicing revenue	11,609	—	—	—	—	(11,609)	—
Education technology, services, and payment processing revenue	—	48,742	—	—	—	—	48,742
Communications revenue	—	—	10,320	—	—	—	10,320
Other income	1,956	—	—	2,772	4,851	—	9,580
Derivative settlements, net	—	—	—	22,053	(125)	—	21,928
Derivative market value adjustments, net	—	—	—	(5,446)	548	—	(4,897)
Total other income	128,110	48,742	10,320	19,379	5,274	(11,609)	200,218
Cost of services:
Cost to provide education technology, services, and payment processing services	—	11,317	—	—	—	—	11,317
Cost to provide communications services	—	—	3,865	—	—	—	3,865
Total cost of services	—	11,317	3,865	—	—	—	15,182
Operating expenses:
Salaries and benefits	69,434	19,513	4,668	377	17,126	—	111,118
Depreciation and amortization	8,212	3,286	5,497	—	4,500	—	21,494
Loan servicing fees to third parties	—	—	—	3,204	—	—	3,204
Other expenses	17,490	5,383	3,023	1,288	13,225	—	40,409
Intersegment expenses, net	15,583	2,570	599	11,700	(18,842)	(11,609)	—
Total operating expenses	110,719	30,752	13,787	16,569	16,009	(11,609)	176,225
Income (loss) before income taxes	17,684	7,421	(10,634)	56,196	(7,622)	—	63,050
Income tax (expense) benefit	(4,245)	(1,781)	2,552	(13,487)	3,451	—	(13,511)
Net income (loss)	13,439	5,640	(8,082)	42,709	(4,171)	—	49,539
Net income attributable to noncontrolling interests	—	—	—	—	(104)	—	(104)
Net income (loss) attributable to Nelnet, Inc.	$13,439	5,640	(8,082)	42,709	(4,275)	—	49,435

Total assets as of June 30, 2018	$253,140	235,128	252,311	24,092,875	774,086	(398,297)	25,209,244

	Six months ended June 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,047	3,676	3	490,162	4,310	(1,824)	497,374
Interest expense	19	19	—	372,834	7,685	(1,824)	378,733
Net interest income (expense)	1,028	3,657	3	117,328	(3,375)	—	118,641
Less provision for loan losses	—	—	—	16,000	—	—	16,000
Net interest income (loss) after provision for loan losses	1,028	3,657	3	101,328	(3,375)	—	102,641
Other income:
Loan servicing and systems revenue	228,883	—	—	—	—	—	228,883
Intersegment servicing revenue	23,815	—	—	—	—	(23,815)	—
Education technology, services, and payment processing revenue	—	139,502	—	—	—	—	139,502
Communications revenue	—	—	30,300	—	—	—	30,300
Other income	4,350	—	487	8,413	11,969	—	25,219
Derivative settlements, net	—	—	—	32,007	—	—	32,007
Derivative market value adjustments, net	—	—	—	(67,635)	—	—	(67,635)
Total other income	257,048	139,502	30,787	(27,215)	11,969	(23,815)	388,276
Cost of services:
Cost to provide education technology, services, and payment processing services	—	36,930	—	—	—	—	36,930
Cost to provide communications services	—	—	9,860	—	—	—	9,860
Total cost of services	—	36,930	9,860	—	—	—	46,790
Operating expenses:
Salaries and benefits	132,715	45,830	9,929	760	33,038	—	222,272
Depreciation and amortization	17,671	6,835	15,099	—	9,093	—	48,697
Loan servicing fees to third parties	—	—	—	6,049	—	—	6,049
Other expenses	36,047	11,116	7,342	3,995	24,685	—	83,184
Intersegment expenses, net	27,362	6,447	1,380	23,952	(35,326)	(23,815)	—
Total operating expenses	213,795	70,228	33,750	34,756	31,490	(23,815)	360,202
Income (loss) before income taxes	44,281	36,001	(12,820)	39,357	(22,896)	—	83,925
Income tax (expense) benefit	(10,628)	(8,640)	3,077	(9,446)	8,037	—	(17,600)
Net income (loss)	33,653	27,361	(9,743)	29,911	(14,859)	—	66,325
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(115)	—	(115)
Net income (loss) attributable to Nelnet, Inc.	$33,653	27,361	(9,743)	29,911	(14,974)	—	66,210

Total assets as of June 30, 2019	$267,611	336,896	302,873	22,907,234	595,623	(190,437)	24,219,800

	Six months ended June 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$550	1,413	2	426,843	10,813	(7,574)	432,046
Interest expense	—	—	5,812	303,854	4,907	(7,574)	306,999
Net interest income (expense)	550	1,413	(5,810)	122,989	5,906	—	125,047
Less provision for loan losses	—	—	—	7,500	—	—	7,500
Net interest income (loss) after provision for loan losses	550	1,413	(5,810)	115,489	5,906	—	117,547
Other income:
Loan servicing and systems revenue	214,687	—	—	—	—	—	214,687
Intersegment servicing revenue	22,380	—	—	—	—	(22,380)	—
Education technology, services, and payment processing revenue	—	108,963	—	—	—	—	108,963
Communications revenue	—	—	19,509	—	—	—	19,509
Other income	3,248	—	—	6,124	18,765	—	28,135
Derivative settlements, net	—	—	—	28,979	(285)	—	28,694
Derivative market value adjustments, net	—	—	—	53,125	2,010	—	55,135
Total other income	240,315	108,963	19,509	88,228	20,490	(22,380)	455,123
Cost of services:
Cost to provide education technology, services, and payment processing services	—	25,000	—	—	—	—	25,000
Cost to provide communications services	—	—	7,583	—	—	—	7,583
Total cost of services	—	25,000	7,583	—	—	—	32,583
Operating expenses:
Salaries and benefits	127,971	38,580	8,730	759	31,720	—	207,760
Depreciation and amortization	14,280	6,627	10,418	—	8,626	—	39,951
Loan servicing fees to third parties	—	—	—	6,341	—	—	6,341
Other expenses	31,953	10,006	5,660	2,137	24,070	—	73,826
Intersegment expenses, net	28,939	5,136	1,204	22,565	(35,464)	(22,380)	—
Total operating expenses	203,143	60,349	26,012	31,802	28,952	(22,380)	327,878
Income (loss) before income taxes	37,722	25,027	(19,896)	171,915	(2,556)	—	212,209
Income tax (expense) benefit	(9,247)	(6,006)	4,775	(41,260)	2,251	—	(49,487)
Net income (loss)	28,475	19,021	(15,121)	130,655	(305)	—	162,722
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(172)	—	637
Net income (loss) attributable to Nelnet, Inc.	$29,283	19,021	(15,121)	130,655	(477)	—	163,359

Total assets as of June 30, 2018	$253,140	235,128	252,311	24,092,875	774,086	(398,297)	25,209,244

11. Disaggregated Revenue and Deferred Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Government servicing - Nelnet	$40,459	39,781	80,099	79,107
Government servicing - Great Lakes	45,973	45,682	93,050	76,437
Private education and consumer loan servicing	8,985	8,882	18,465	21,983
FFELP servicing	6,424	9,147	13,119	16,838
Software services	10,021	8,671	19,762	16,260
Outsourced services and other	2,123	2,382	4,388	4,062
Loan servicing and systems revenue	$113,985	114,545	228,883	214,687
Education Technology, Services, and Payment Processing

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Tuition payment plan services	$24,655	20,417	54,829	43,404
Payment processing	21,311	16,026	50,290	35,952
Education technology and services	14,096	12,018	33,805	28,993
Other	280	281	578	614
Education technology, services, and payment processing revenue	$60,342	48,742	139,502	108,963
Communications

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Internet	$9,297	5,387	17,726	10,086
Television	4,050	3,086	7,939	5,872
Telephone	2,395	1,827	4,575	3,512
Other	16	20	60	39
Communications revenue	$15,758	10,320	30,300	19,509

Residential revenue	$11,890	7,727	22,955	14,472
Business revenue	3,816	2,535	7,230	4,917
Other	52	58	115	120
Communications revenue	$15,758	10,320	30,300	19,509
Other Income
The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gain (loss) on investments and notes receivable, net	$4,258	(901)	3,831	7,787
Borrower late fee income	3,161	2,758	6,674	5,741
Management fee revenue	2,051	1,756	3,923	2,917
Gain on sale of loans	1,712	—	1,712	—
Investment advisory fees	731	1,394	1,441	2,986
Other	4,239	4,573	7,638	8,704
Other income	$16,152	9,580	25,219	28,135

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Three months ended June 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
Balance, beginning of period	$3,947	18,498	2,756	1,552	26,753
Deferral of revenue	764	24,770	8,798	841	35,173
Recognition of revenue	(1,396)	(21,779)	(8,474)	(782)	(32,431)
Balance, end of period	$3,315	21,489	3,080	1,611	29,495

	Three months ended June 30, 2018
Balance, beginning of period	$4,172	15,248	1,827	1,468	22,715
Deferral of revenue	711	20,913	5,974	1,457	29,055
Recognition of revenue	(1,112)	(18,172)	(5,652)	(1,176)	(26,112)
Balance, end of period	$3,771	17,989	2,149	1,749	25,658

	Six months ended June 30, 2019
Balance, beginning of period	$4,413	30,556	2,551	1,602	39,122
Deferral of revenue	1,880	38,732	17,064	1,577	59,253
Recognition of revenue	(2,978)	(47,799)	(16,535)	(1,568)	(68,880)
Balance, end of period	$3,315	21,489	3,080	1,611	29,495

	Six months ended June 30, 2018
Balance, beginning of period	$4,968	24,164	1,665	1,479	32,276
Deferral of revenue	964	31,688	11,349	2,105	46,106
Recognition of revenue	(2,161)	(37,863)	(10,865)	(1,835)	(52,724)
Balance, end of period	$3,771	17,989	2,149	1,749	25,658

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by Nelnet Servicing related to this contract was $40.5 million and $39.8 million for the three months ended June 30, 2019 and 2018, and $80.1 million and $79.1 million for the six months ended June 30, 2019 and 2018, respectively.
In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $46.0 million and $45.7 million for the three months ended June 30, 2019 and 2018, respectively, and $93.1 million for the six months ended June 30, 2019. Revenue of $76.4 million was earned for the period from February 7, 2018 to June 30, 2018.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On May 15, 2019, Nelnet Servicing and Great Lakes each received a Modification of Contract from the Department's Office of Federal Student Aid ("FSA") pursuant to which FSA extended the expiration date of the current contracts to December 15, 2019.
In addition, Nelnet Servicing's current Authority to Operate as a loan servicer for the Department expires on August 30, 2019, and is currently under review for renewal. The Company cannot predict the timing or outcome of this review.

FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019, and August 1, 2019, the Company responded to the EPS and BPO components, respectively. In addition, the Company is part of a team that currently intends to respond to the OPS component, although there is no current published deadline. The Company cannot predict the timing, nature, or outcome of these solicitations.

13. Related Party Transaction

On July 26, 2019, the Company, as lender, received a $16.0 million promissory note from Hudl, of which David R. Graff, a member of the Company's Board of Directors, is CEO, co-founder, and a director. The promissory note carries a 14 percent interest rate and is due 180 days from the date of issuance. In connection with this promissory note, the Company entered into a Subordination Agreement with Union Bank and Trust Company ("Union Bank"), a related party, effective as of July 26, 2019, which required the Company to subordinate its promissory note from Hudl to existing notes Union Bank holds from Hudl.

14.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2019			As of December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan and other asset-backed securities - available-for-sale	$—	52,782	52,782	—	52,936	52,936
Equity securities	3,271	—	3,271	2,722	—	2,722
Equity securities measured at net asset value (a)			14,827			14,925
Debt securities - available-for-sale	103	—	103	104	—	104
Total investments	3,374	52,782	70,983	2,826	52,936	70,687
Derivative instruments	—	230	230	—	1,818	1,818
Total assets	$3,374	53,012	71,213	2,826	54,754	72,505
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$22,152,953	21,455,758	—	—	22,152,953
Cash and cash equivalents	84,400	84,400	84,400	—	—
Investments (at fair value)	70,983	70,983	3,374	52,782	—
Beneficial interest in consumer loan securitization	6,953	6,953	—	—	6,953
Restricted cash	690,580	690,580	690,580	—	—
Restricted cash – due to customers	279,017	279,017	279,017	—	—
Accrued interest receivable	724,011	724,011	—	724,011	—
Derivative instruments	230	230	—	230	—
Financial liabilities:
Bonds and notes payable	21,077,894	21,294,192	—	21,077,894	—
Accrued interest payable	56,471	56,471	—	56,471	—
Due to customers	279,017	279,017	279,017	—	—

	As of December 31, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,521,171	22,377,142	—	—	23,521,171
Cash and cash equivalents	121,347	121,347	121,347	—	—
Investments (at fair value)	70,687	70,687	2,826	52,936	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	701,366	701,366	701,366	—	—
Restricted cash – due to customers	369,678	369,678	369,678	—	—
Accrued interest receivable	679,197	679,197	—	679,197	—
Derivative instruments	1,818	1,818	—	1,818	—
Financial liabilities:
Bonds and notes payable	22,270,462	22,218,740	—	22,270,462	—
Accrued interest payable	61,679	61,679	—	61,679	—
Due to customers	369,678	369,678	369,678	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2018 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2019 and 2018. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
•risks and uncertainties related to initiatives to pursue additional strategic investments and acquisitions, including investments and acquisitions that are intended to diversify the Company both within and outside of its historical core education-related businesses, as well as other strategic initiatives; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs, resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
GAAP net income attributable to Nelnet, Inc.	$24,619	49,435	66,210	163,359
Realized and unrealized derivative market value adjustments	37,060	4,897	67,635	(55,135)
Net tax effect (a)	(8,894)	(1,175)	(16,232)	13,232
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$52,785	53,157	117,613	121,456

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$0.61	1.21	1.65	3.99
Realized and unrealized derivative market value adjustments	0.93	0.12	1.68	(1.35)
Net tax effect (a)	(0.22)	(0.03)	(0.41)	0.33
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.32	1.30	2.92	2.97
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
GAAP net income decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the following factors:
•The recognition of a larger net loss during the three months ended June 30, 2019, as compared to the same period in 2018, and a net loss for the six months ended June 30, 2019, as compared to a net gain in 2018, related to changes in the fair values of derivative instruments that do not qualify for hedge accounting;
•A decrease in net interest income due to a decrease in the weighted average balance of loans and a decrease in core loan spread;
•The increase in the provision for loan losses related to the Company's growing portfolio of consumer loans; and
•An increase in interest expense due to higher interest rates and a larger weighted average outstanding balance under the Company's unsecured line of credit in 2019 as compared to 2018.
These factors were partially offset by the following items:
•The contribution to net income from the acquisition of Great Lakes; and

•The contribution to net income from the Company's Education Technology, Services, and Payment Processing operating segment due to organic growth and cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
In addition, the Company recognized realized gains of $3.5 million from the sale of certain investments in the second quarter of 2019. In the first quarter of 2018, the Company recognized realized and unrealized gains from investments of $8.4 million.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2019, the Company had a $21.5 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.7 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
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
The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and six months ended June 30, 2019 and 2018 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.
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
Loan Servicing and Systems
•On February 7, 2018, the Company acquired Great Lakes. The operating results of Great Lakes are reported in the Company's consolidated financial statements from the date of acquisition. Thus, there are six months of Great Lakes' operations included in the six months ended June 30, 2019 as compared to approximately five months of activity in the six months ended June 30, 2018.
•Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of June 30, 2019, Nelnet Servicing was servicing $181.7 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $236.5 billion of student loans for 7.3 million borrowers under its contract. These contracts previously provided for expiration on June 16, 2019. On May 15, 2019, Nelnet Servicing and Great Lakes each received a Modification of Contract from the Department's Office of Federal Student Aid ("FSA") pursuant to which FSA extended the expiration date of the current contracts to December 15, 2019.
In addition, Nelnet Servicing's current Authority to Operate as a loan servicer for the Department expires on August 30, 2019, and is currently under review for renewal. The Company cannot predict the timing or outcome of this review.
FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")

On April 1, 2019 and August 1, 2019, the Company responded to the EPS and BPO components, respectively. In addition, the Company is part of a team that currently intends to respond to the OPS component, although there is no current published deadline. The Company cannot predict the timing, nature, or outcome of these solicitations.
•For the three months ended June 30, 2019 and 2018, and six months ended June 30, 2019 and 2018, the before tax and noncontrolling interest operating margin was 17.5 percent, 13.8 percent, 17.2 percent, and 16.0 percent, respectively. The increase in operating margin in the 2019 periods as compared to the same periods in 2018 was due primarily to efficiencies gained as a result of the completion of certain integration activities related to the Great Lakes acquisition.
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
•For the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018, before tax operating margin (income before income taxes divided by net revenue) was 24.8 percent, 19.8 percent, 35.1 percent, and 29.8 percent, respectively. The increase in the before tax operating margin in the 2019 periods as compared to the same periods in 2018 was due to operating leverage and cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
•This segment is subject to seasonal fluctuations. Based on the timing of when revenue is recognized and when expenses are incurred, revenue and operating margin are higher in the first quarter as compared to the remainder of the year.
Communications

•ALLO recognized losses of $4.9 million and $9.7 million for the three and six months ended June 30, 2019, respectively, as compared to losses of $8.1 million and $15.1 million for the same periods in 2018, respectively. The decrease in ALLO's net loss in 2019, as compared to 2018, was primarily due to a decrease in interest expense. ALLO recognized $3.3 million and $5.8 million of interest expense to Nelnet, Inc. (parent company) during the three and six months ended June 30, 2018, respectively. Subsequent to October 1, 2018, ALLO will not report interest expense in its income statement related to amounts contributed to ALLO from Nelnet, Inc. due to a recapitalization of ALLO.
•ALLO's management uses earnings (loss) before interest, income taxes, depreciation, and amortization ("EBITDA") to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. For the three and six months ended June 30, 2019, ALLO had positive EBITDA of $1.2 million and $2.3 million, respectively, compared with negative EBITDA of $1.8 million and $3.7 million for the same periods in 2018, respectively. EBITDA is a supplemental non-GAAP performance measure which the Company believes provides useful additional information regarding a key metric used by management to assess ALLO's performance. See "Communications Operating Segment - Results of Operations - Summary and Comparison of Operating Results" below for additional information regarding the computation and use of EBITDA for ALLO.
•ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. During the second quarter of 2019, ALLO announced plans to expand its network to make services available in Breckenridge, Colorado. ALLO began providing services in Lincoln, Nebraska in September 2016 as part of a multi-year project to pass substantially all commercial and residential properties in the community. As of the end of the first quarter of 2019, the build-out of the Lincoln community was substantially complete. For the six months ended June 30, 2019, ALLO's capital expenditures were $27.0 million. The Company anticipates total ALLO network capital expenditures for the remainder of 2019 (July 1, 2019 - December 31, 2019) will be approximately $25 million. However, this amount could change based on customer demand for ALLO's services.

•The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to build and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.
Asset Generation and Management
•For the second quarter of 2019, the AGM segment recognized net interest income of $59.2 million, compared with $56.8 million for the same period in 2018. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. The AGM segment recognized income from derivative settlements of $13.0 million during the second quarter of 2019, compared with income of $22.1 million for the same period in 2018. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. Net interest income and derivative settlements for the AGM segment totaled $72.2 million and $78.9 million in the second quarter of 2019 and 2018, respectively.

•The Company's average balance of loans decreased to $21.8 billion for the second quarter of 2019, compared with $23.0 billion for the same period in 2018. Loan spread increased to 0.96 percent for the quarter ended June 30, 2019, compared with 0.90 percent for the same period in 2018. Core loan spread, which includes the impact of derivative settlements, decreased to 1.21% for the quarter ended June 30, 2019, compared with 1.29% for the same period in 2018. Core loan spread, a non-GAAP measure, is computed as set forth in "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" below. Management believes core loan spread is a useful supplemental non-GAAP measure that reflects adjustments for derivative settlements related to net interest income (loan spread). However, there is no comprehensive authoritative guidance for the presentation of this measure, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.
The Company recognized $23.0 million and $33.5 million in fixed rate floor income during the three months ended June 30, 2019 and 2018, respectively (which includes $12.2 million and $19.1 million, respectively, of settlement payments received on derivatives used to hedge student loans earning fixed rate floor income). Fixed rate floor income contributed 43 basis points and 59 basis points of core loan spread for the three months ended June 30, 2019 and 2018, respectively. The decrease in gross fixed rate floor income was due to higher interest rates in 2019 as compared to 2018, and the decrease in derivative settlement payments received on derivatives used to hedge student loans earning fixed rate floor income was due to a decrease in the notional amount of derivatives outstanding in 2019 as compared to 2018, partially offset by higher interest rates.
•Provision for loan losses was $9.0 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively, and $16.0 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively.

Provision for loan losses for federally insured loans was $2.0 million for each of the three months ended June 30, 2019 and 2018, and $4.0 million for each of the six months ended June 30, 2019 and 2018.
Provision for loan losses for consumer loans was $7.0 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $12.0 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in provision was a result of the increased amount of consumer loan purchases during 2019. The Company purchased $184.8 million of consumer loans during the six months ended June 30, 2019 ($114.6 million of which were purchased during the second quarter) compared to $37.6 million during the first half of 2018 ($14.2 million during the second quarter of 2018).
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
Liquidity and Capital Resources
•As of June 30, 2019, the Company had cash and cash equivalents of $84.4 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.9 million as of June 30, 2019.
•As of June 30, 2019, the Company's $382.5 million unsecured line of credit had $260.0 million outstanding and $122.5 million was available for future use. During the second quarter of 2019, the Company entered into a $22.0 million secured line of credit agreement, and as of June 30, 2019, this line of credit had $5.0 million outstanding and $17.0 million available for future use.
•The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2019, the Company holds $15.0 million (par value) of its own asset-backed securities.
•The Company has historically generated positive cash flow from operations. However, during the six months ended June 30, 2019, the Company used $17.8 million in operating activities. Items that negatively impacted cash flows from operating activities for the six months ended June 30, 2019 included:
•Net payments to the derivative clearinghouse due to a decrease in the fair value of the Company's derivative portfolio during the period;
•An increase in accrued interest receivable during the period due to the number of borrowers utilizing income-based repayment plans; and
•A decrease in “due to customers” (liability) during the period. See “Liquidity and Capital Resources – Cash Flows” below for additional information regarding the decrease in this liability account during the period.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of June 30, 2019, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.13 billion.

Certain of the Company’s asset-backed securitizations are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any outstanding principal generally until such time as all principal on the notes has been paid in full.  Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitization are released to the Company, at which time the Company has the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.
On June 7, 2019, the Company paid a premium of $1.4 million to extinguish $93.0 million of notes payable in one of its Turbo Transactions (prior to the notes' contractual maturity). This transaction resulted in the release of $152.7 million of student loans and accrued interest receivable that were previously encumbered in the asset-backed securitization. The Company refinanced the student loans in its FFELP warehouse facilities, resulting in net cash proceeds of $57.5 million.
Subsequent to June 30, 2019, the Company obtained consent from bond holders in five of its remaining seven Turbo Transactions to extinguish a total of approximately $579 million of notes payable in these transactions prior to their contractual maturity. These transactions will result in the release of approximately $909 million in student loans and accrued interest receivable during the third quarter of 2019 that were previously encumbered in the asset-backed securitizations. To extinguish the notes, the Company will pay a premium of approximately $13 million that will be expensed by the Company in the third quarter of 2019. In addition, the Company will write off approximately $2 million of debt issuance costs associated with these securitizations. In total, the Company will recognize approximately $15 million in expenses in the third quarter of 2019 to extinguish these notes. Upon extinguishment of the notes payable throughout the third quarter, the Company will obtain approximately $300 million in cash as the student loans are refinanced. The Company currently anticipates using these proceeds to pay down the outstanding balance on its unsecured line of credit.
•On January 11, 2019, the Company obtained a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On April 25, 2019, the Company amended the agreement for this warehouse facility to increase the aggregate maximum financing amount available to $200.0 million and extend the final maturity date to April 23, 2022. As of June 30, 2019, $117.1 million was outstanding under this facility and $82.9 million was available for future funding.
•On February 27, 2019 and April 30, 2019, the Company completed FFELP asset-backed securitizations totaling $496.8 million (par value) and $416.1 million (par value), respectively. The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities.
•On June 25, 2019, the Company completed a private education loan asset-backed securitization totaling $47.2 million (par value). The proceeds from this transaction were used to refinance private education loans previously funded via a private loan repurchase agreement that was terminated on June 25, 2019.
•During the six months ended June 30, 2019, the Company repurchased a total of 720,467 shares of Class A common stock for $40.0 million ($55.58 per share), including 419,140 shares of Class A common stock repurchased during the three months ended June 30, 2019 for $23.7 million ($56.50 per share). Repurchases during the three months ended June 30, 2019 included a total of 180,000 shares of Class A common stock repurchased on June 17, 2019 from one of the Company's significant shareholders, Shelby J. Butterfield, the widow of Stephen F. Butterfield, the Company's former Vice-Chairman and significant shareholder who passed away in April 2018, and from the Butterfield Family Trust, an estate planning trust for the family of Mr. Butterfield. Immediately prior to the Company's repurchase of such shares from Ms. Butterfield and the Butterfield Family Trust, the repurchased shares were shares of the Company's Class B common stock that Ms. Butterfield and the Butterfield Family Trust converted to shares of Class A common stock.
On May 8, 2019, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces. As of June 30, 2019, 4.8 million shares remained authorized for repurchase under the Company's stock repurchase program.
•During the six months ended June 30, 2019, the Company paid cash dividends of $14.4 million ($0.36 per share), including $7.2 million ($0.18 per share) paid during the three months ended June 30, 2019. In addition, the Company's Board of Directors has declared a third quarter 2019 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.18 per share. The third quarter cash dividend will be paid on September 13, 2019 to shareholders of record at the close of business on August 30, 2019.

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
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three and six months ended June 30, 2019 compared to the same periods in 2018 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,		Additional information
	2019	2018	2019	2018
Loan interest	$238,222	223,371	480,555	421,094	Increase was due primarily to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and a decrease in gross fixed rate floor income due to higher interest rates in 2019 as compared to 2018.
Investment interest	8,566	5,818	16,819	10,952	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to increases in interest-earning investments and interest rates.
Total interest income	246,788	229,189	497,374	432,046
Interest expense	186,963	171,450	378,733	306,999	Increase was due primarily to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	59,825	57,739	118,641	125,047	See table below for additional analysis.
Less provision for loan losses	9,000	3,500	16,000	7,500	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	50,825	54,239	102,641	117,547
Other income:
LSS revenue	113,985	114,545	228,883	214,687	See LSS operating segment - results of operations.
ETS&PP revenue	60,342	48,742	139,502	108,963	See ETS&PP operating segment - results of operations.
Communications revenue	15,758	10,320	30,300	19,509	See Communications operating segment - results of operations.
Other income	16,152	9,580	25,219	28,135	See table below for the components of "other income."
Derivative settlements, net	12,972	21,928	32,007	28,694	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	(37,060)	(4,897)	(67,635)	55,135	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. The forward yield curve decreased during the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 that resulted in a decrease in the fair value of the Company's floor income interest rate swaps. The forward yield curve increased during the three months ended March 31, 2018 that resulted in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income	182,149	200,218	388,276	455,123
Cost of services:
Cost to provide education technology, services, and payment processing services	15,871	11,317	36,930	25,000	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	5,101	3,865	9,860	7,583	Represents costs of services primarily associated with television programming costs in the Communications operating segment.
Total cost of services	20,972	15,182	46,790	32,583
Operating expenses:
Salaries and benefits	111,214	111,118	222,272	207,760	Increase was due to increases in personnel as a result of the TMS acquisition and to support the organic growth in revenue in the ETS&PP operating segment, and increases in personnel at ALLO to support customer and network expansion. These items were partially offset by a decrease in salaries and benefits in (i) the ETS&PP operating segment due to the Company's decision in October 2018 to terminate its investment in a proprietary processing platform; and (ii) the LSS operating segment due to efficiencies gained as a result of completion of certain integration activities as a result of the acquisition of Great Lakes on February 7, 2018. Part of the increase in the six months ended June 30, 2019 compared to the same period in 2018 was due to an increase in personnel as a result of the acquisition of Great Lakes on February 7, 2018 (six months of expenses in 2019 as compared to approximately five months in 2018). See each individual operating segment results of operations discussion for additional information.
Depreciation and amortization	24,484	21,494	48,697	39,951	Increase was primarily due to (i) additional depreciation expense at ALLO, and (ii) additional amortization of intangible assets related to business acquisitions in the ETS&PP operating segment, and the acquisition of Great Lakes on February 7, 2018. See each individual operating segment results of operations discussion for additional information.
Loan servicing fees to third parties	3,156	3,204	6,049	6,341	Decrease was due to runoff of the Company's loan portfolio on third-party platforms, the conversion of loans to the Company's LSS operating segment from third-party platforms during the third quarter of 2018, and the acquisition of Great Lakes on February 7, 2018, which prior to the acquisition was a third-party servicer to the Company.

Other expenses	42,261	40,409	83,184	73,826	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to (i) the acquisition of Great Lakes on February 7, 2018, (ii) the acquisition of TMS on November 20, 2018, (iii) additional costs to support the increase in payment plans and campus commerce activity, (iv) an increase in operating expenses at ALLO to support customer and network expansion, and (v) expenses related to terminating certain asset-backed notes prior to their contractual maturity. See each individual operating segment results of operations discussion for additional information.
Total operating expenses	181,115	176,225	360,202	327,878
Income before income taxes	30,887	63,050	83,925	212,209
Income tax expense	6,209	13,511	17,600	49,487	The effective tax rate was 20.1% and 21.5% for the three months ended June 30, 2019 and 2018, respectively, and 21.0% and 23.3% for the six months ended June 30, 2019 and 2018, respectively. Decrease in the effective tax rate was due to the utilization of certain federal and state tax credits in 2019. The Company currently expects its effective tax rate for 2019 will range between 21 and 23 percent.
Net income	24,678	49,539	66,325	162,722
Net (income) loss attributable to noncontrolling interests	(59)	(104)	(115)	637	The amount for the six months ended June 30, 2018 primarily represented the net loss of the GreatNet joint venture attributable to Great Lakes, prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$24,619	49,435	66,210	163,359

Additional information:
Net income attributable to Nelnet, Inc.	$24,619	49,435	66,210	163,359
Derivative market value adjustments, net	37,060	4,897	67,635	(55,135)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net tax effect	(8,894)	(1,175)	(16,232)	13,232
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$52,785	53,157	117,613	121,456
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

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Variable loan interest margin	$44,310	40,416	88,260	87,302	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	807	2,979	3,140	1,315	Represents the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	45,117	43,395	91,400	88,617
Fixed rate floor income	10,840	14,453	21,265	31,700	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	12,165	19,074	28,867	27,664	Represents the net settlements received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	23,005	33,527	50,132	59,364
Investment interest	8,566	5,818	16,819	10,952
Corporate debt interest expense	(3,891)	(2,948)	(7,703)	(4,907)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. Increase due to an increase in interest rates and in the average balance outstanding on the Company's unsecured line of credit.
Non-portfolio related derivative settlements	—	(125)	—	(285)	Represents the net settlements paid related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$72,797	79,667	150,648	153,741
The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gain (loss) on investments and notes receivable, net (a)	$4,258	(901)	3,831	7,787
Borrower late fee income	3,161	2,758	6,674	5,741
Management fee revenue (b)	2,051	1,756	3,923	2,917
Gain on sale of loans (c)	1,712	—	1,712	—
Investment advisory fees (d)	731	1,394	1,441	2,986
Other	4,239	4,573	7,638	8,704
Other income	$16,152	9,580	25,219	28,135
(a) During the second quarter of 2019, the Company recognized realized gains of $2.7 million and $0.8 million related to the sale of a venture capital investment and a real estate investment, respectively. During the first quarter of 2018, the Company recognized unrealized gains totaling $6.7 million related to the change in fair value of certain equity securities and a realized gain of $1.7 million related to the sale of a real estate investment.
(b) Represents revenue earned from providing administrative support services to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019. The increase for the six months ended June 30, 2019 as compared to the same period in 2018 was due to six months of revenue under this contract in 2019 as compared to approximately five months of revenue (from the Great Lakes acquisition date) in 2018.
(c) On May 1, 2019, the Company sold a $47.7 million (par value) portfolio of consumer loans.
(d) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisor subsidiary, under various arrangements and earns annual fees of 25 basis points on the majority of the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of June 30, 2019, the outstanding balance of investments subject to these arrangements was $962.7 million. The decrease in advisory fees in 2019 as compared to 2018 was the result of a decrease in performance fees earned.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company purchased Great Lakes on February 7, 2018. The results of Great Lakes' operations are reported in the Company's consolidated financial statements from the date of acquisition.
Loan Servicing Volumes

	As of
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Servicing volume (dollars in millions):
Nelnet
Government	$172,669	176,605	176,179	179,283	179,507	183,093	181,682
FFELP	27,262	26,969	37,599	37,459	36,748	35,917	35,003
Private and consumer	11,483	12,116	15,016	15,466	15,666	16,065	16,025
Great Lakes
Government	—	242,063	241,902	232,741	232,694	237,050	236,500
FFELP (a)	—	11,136	—	—	—	—	—
Private and consumer (a)	—	1,927	31	—	—	—	—
Total	$211,414	470,816	470,727	464,949	464,615	472,125	469,210

Number of servicing borrowers:
Nelnet
Government	5,877,414	5,819,286	5,745,181	5,805,307	5,771,923	5,708,582	5,592,989
FFELP	1,420,311	1,399,280	1,787,419	1,754,247	1,709,853	1,650,785	1,588,530
Private and consumer	502,114	508,750	672,520	692,763	696,933	699,768	693,410
Great Lakes
Government	—	7,456,830	7,378,875	7,486,311	7,458,684	7,385,284	7,300,691
FFELP (a)	—	461,553	—	—	—	—	—
Private and consumer (a)	—	118,609	3,987	—	—	—	—
Total	7,799,839	15,764,308	15,587,982	15,738,628	15,637,393	15,444,419	15,175,620

Number of remote hosted borrowers:	2,812,713	6,207,747	6,145,981	6,406,923	6,393,151	6,332,261	6,211,132

(a) During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education   servicing volume to Nelnet Servicing's platform to leverage the efficiencies of supporting more volume on   fewer systems.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Net interest income	$531	293	1,028	550	Increase was due to additional interest earnings on cash deposits due to a higher balance of cash deposits and higher interest rates in 2019 as compared to 2018.
Loan servicing and systems revenue	113,985	114,545	228,883	214,687	See table below for additional analysis.
Intersegment servicing revenue	11,598	11,609	23,815	22,380	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Increase for the six months ended June 30, 2019 compared to the same period in 2018 was due to significant purchases of loans by the AGM segment in April 2018, significant conversions of loans in July 2018 and September 2018, and the acquisition of Great Lakes on February 7, 2018. Prior to the acquisition, Great Lakes was a third-party servicer to the Company's AGM operating segment. Over time, FFELP intersegment servicing revenue will decrease as AGM's' FFELP portfolio runs off, but has remained consistent in the periods presented due to AGM's recent purchases of FFELP portfolios.
Other income	2,277	1,956	4,350	3,248	Represents primarily revenue earned from providing administrative support services to Great Lakes’ former parent company in accordance with a one-year contract that is subject to an optional annual renewal by the former parent company. The current contract expires in October 2019. Increase in the six months ended June 30, 2019 compared to the same period in 2018 was due to six months of revenue in 2019 as compared to approximately five months of revenue (from the Great Lakes acquisition date) in 2018.
Total other income	127,860	128,110	257,048	240,315
Salaries and benefits	66,496	69,434	132,715	127,971	Decrease for the three months ended June 30, 2019 compared to the same period in 2018 was due to the completion of certain integration activities from the Great Lakes' acquisition. Increase in the six months ended June 30, 2019 compared to the same period in 2018 was due to six months of salaries and benefits from the Great Lakes' acquisition included in 2019 as compared to approximately five months of expenses (from the Great Lakes acquisition date) in 2018, partially offset by the reduction of expenses from integration activities.
Depreciation and amortization	8,799	8,212	17,671	14,280	Increase in depreciation and amortization was primarily due to the acquisition of Great Lakes. Amortization of intangible assets and depreciation of fixed assets recorded as a result of the Great Lakes acquisition on February 7, 2018 was $5.7 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, and $11.5 million and $9.2 million for the six months ended June 30, 2019 and 2018, respectively.
Other expenses	17,118	17,490	36,047	31,953	Increase for the six months ended June 30, 2019 compared to the same period in 2018 was due to the Great Lakes acquisition on February 7, 2018.
Intersegment expenses	13,604	15,583	27,362	28,939	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Decrease for the three and six months ended June 30, 2019 as compared to the same periods in 2018 was due to the completion of certain integration activities as a result of the Great Lakes' acquisition.
Total operating expenses	106,017	110,719	213,795	203,143
Income before income taxes	22,374	17,684	44,281	37,722
Income tax expense	(5,370)	(4,245)	(10,628)	(9,247)	Reflects income tax expense at an effective tax rate of 24% on income before taxes and the net loss attributable to noncontrolling interest.
Net income	17,004	13,439	33,653	28,475
Net loss attributable to noncontrolling interest	—	—	—	808	Represented 50 percent of the net loss of the GreatNet joint venture that was attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$17,004	13,439	33,653	29,283
Before tax and noncontrolling interest operating margin	17.5%	13.8%	17.2%	16.0%
Increase for the three and six months ended June 30, 2019 as compared to the same periods in 2018 was due primarily to efficiencies gained as a result of the completion of certain integration activities from the Great Lakes' acquisition.

Loan servicing and systems revenue

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Government servicing - Nelnet	$40,459	39,781	80,099	79,107	Represents revenue from Nelnet Servicing's Department servicing contract. Revenue increased due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, partially offset by a decrease in the number of servicing borrowers.
Government servicing - Great Lakes	45,973	45,682	93,050	76,437
Represents revenue from the Great Lakes' Department servicing contract from the date of acquisition, February 7, 2018. Revenue increased due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, partially offset by a decrease in the number of servicing borrowers. Increase in the six months ended June 30, 2019 compared to the same period in 2018 was also due to six months of revenue in 2019 as compared to approximately five months (from the Great Lakes acquisition date) of revenue in 2018.

Private education and consumer loan servicing	8,985	8,882	18,465	21,983
Excluding $4.6 million in revenue earned in the first quarter of 2018 related to a private loan customer deconverting from the Great Lakes servicing platform subsequent to the Company’s acquisition of Great Lakes on February 7, 2018, private education and consumer loan servicing revenue was $18.5 million and $17.4 million for the six months ended June 30, 2019 and 2018, respectively. Increase in servicing revenue was due to growth in loan servicing volume from existing and new clients. Increase in the six months ended June 30, 2019 compared to the same period in 2018 was also due to six months of revenue in 2019 as compared to approximately five months (from the Great Lakes acquisition date) of revenue in 2018.

FFELP servicing	6,424	9,147	13,119	16,838
Decrease was due to portfolio runoff, purchases of third-party FFELP portfolios by the Company's AGM operating segment, and $1.1 million in deconversion revenue earned in the second quarter of 2018 related to FFELP customers deconverting from the Great Lakes servicing platform. These items were partially offset by the acquisition of Great Lakes (six months of revenue during the six months ended June 30, 2019 as compared to five months (from the Great Lakes acquisition date) of revenue in 2018). Revenue earned by the LSS operating segment for servicing loans for the AGM operating segment is included in "intersegment servicing revenue." Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Software services	10,021	8,671	19,762	16,260	Historically, the majority of software services revenue related to providing hosted student loan servicing. As a result of the Great Lakes acquisition, LSS added a significant unrelated third-party FFELP guaranty hosted servicing customer. Increase in the three months ended June 30, 2019 as compared to the same period in 2018 was due to an increase in providing hosted guaranty services to the new guaranty servicing customer. Increase in the six months ended June 30, 2019 compared to the same period in 2018 was due to six months of revenue from the new guaranty hosted servicing customer in 2019 as compared to approximately five months (from the Great Lakes acquisition date) of revenue in 2018.
Outsourced services and other	2,123	2,382	4,388	4,062	The majority of this revenue relates to providing contact center outsourcing activities. Increase in revenue for the six months ended June 30, 2019 compared to the same period in 2018 was due to the addition of new clients and growth of services offered to existing clients. Decrease in revenue for the three months ended June 30, 2019 compared to the same period in 2018 was due to an anticipated decrease in services provided by LSS to the former parent company of Great Lakes, partially offset by an increase of services offered to existing clients.
Loan servicing and systems revenue	$113,985	114,545	228,883	214,687

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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Net interest income	$1,648	748	3,657	1,413	Increase was due to additional interest earnings on cash deposits due to a higher balance of cash deposits and higher interest rates in 2019 as compared to 2018.
Education technology, services, and payment processing revenue	60,342	48,742	139,502	108,963	See table below for additional information.
Cost to provide education technology, services, and payment processing services	15,871	11,317	36,930	25,000	See table below for additional information.
Salaries and benefits	22,823	19,513	45,830	38,580	Increase was due to the acquisition of TMS along with additional personnel to support the increase in services provided to customers, partially offset by cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Depreciation and amortization	3,324	3,286	6,835	6,627	Amortization of intangible assets related to business acquisitions was $3.2 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively, and $6.5 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively.
Other expenses	5,805	5,383	11,116	10,006	Increase was due to the acquisition of TMS and additional costs to support the increase in services provided to customers, partially offset by cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Intersegment expenses	3,148	2,570	6,447	5,136	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	35,100	30,752	70,228	60,349
Income before income taxes	11,019	7,421	36,001	25,027
Income tax expense	(2,645)	(1,781)	(8,640)	(6,006)	Represents income tax expense at an effective tax rate of 24%.
Net income	$8,374	5,640	27,361	19,021

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Tuition payment plan services	$24,655	20,417	54,829	43,404	Increase was due to an increase in the number of managed tuition payment plans resulting from the acquisition of TMS and the addition of new school customers.
Payment processing	21,311	16,026	50,290	35,952	Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Education technology and services	14,096	12,018	33,805	28,993	Increase was due to an increase in the number of customers using the Company’s school administration software and services, higher revenues from financial needs assessment services, and the acquisition of TMS. Additionally, FACTS Education Solutions has experienced growth in the number of students and teachers receiving its professional development and educational instruction services.
Other	280	281	578	614
Education technology, services, and payment processing revenue	60,342	48,742	139,502	108,963
Cost to provide education technology, services, and payment processing services	15,871	11,317	36,930	25,000	Costs primarily relate to payment processing revenue. Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Net revenue	$44,471	37,425	102,572	83,963
Before tax operating margin	24.8%	19.8%	35.1%	29.8%	Before tax operating margin (income before income taxes divided by net revenue) increased due to operating leverage and cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Net interest income (expense)	$1	(3,302)	3	(5,810)	See note (a) below for additional information.
Communications revenue	15,758	10,320	30,300	19,509	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.
Other income	362	—	487	—
Total other income	16,120	10,320	30,787	19,509
Cost to provide communications services	5,101	3,865	9,860	7,583	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	5,192	4,668	9,929	8,730	As of December 31, 2017, June 30, 2018, December 31, 2018, and June 30, 2019, ALLO had 508, 508, 550, and 564 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO builds its network.
Depreciation and amortization	7,737	5,497	15,099	10,418	Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of December 31, 2017, June 30, 2018, December 31, 2018, and June 30, 2019 were $186.4 million, $231.5 million, $273.9 million and $298.2 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.
Other expenses	3,865	3,023	7,342	5,660	Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.
Intersegment expenses	716	599	1,380	1,204	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	17,510	13,787	33,750	26,012
Loss before income taxes	(6,490)	(10,634)	(12,820)	(19,896)
Income tax benefit	1,558	2,552	3,077	4,775	Represents income tax benefit at an effective tax rate of 24%.
Net loss	$(4,932)	(8,082)	(9,743)	(15,121)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to build and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(4,932)	(8,082)	(9,743)	(15,121)
Net interest (income) expense	(1)	3,302	(3)	5,810
Income tax benefit	(1,558)	(2,552)	(3,077)	(4,775)
Depreciation and amortization	7,737	5,497	15,099	10,418
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$1,246	(1,835)	2,276	(3,668)	For additional information regarding this non-GAAP measure, see the table below.

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

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
Residential revenue	$11,890	75.5%	$7,727	74.9%	$22,955	75.7%	$14,472	74.2%
Business revenue	3,816	24.2	2,535	24.6	7,230	23.9	4,917	25.2
Other	52	0.3	58	0.5	115	0.4	120	0.6
Communications revenue	$15,758	100.0%	$10,320	100.0%	$30,300	100.0%	$19,509	100.0%

Internet	$9,297	59.0%	$5,387	52.2%	$17,726	58.5%	$10,086	51.7%
Television	4,050	25.7	3,086	29.9	7,939	26.2	5,872	30.1
Telephone	2,395	15.2	1,827	17.7	4,575	15.1	3,512	18.0
Other	16	0.1	20	0.2	60	0.2	39	0.2
Communications revenue	$15,758	100.0%	$10,320	100.0%	$30,300	100.0%	$19,509	100.0%

Net loss	$(4,932)		(8,082)		(9,743)		(15,121)
EBITDA (a)	1,246		(1,835)		2,276		(3,668)

Capital expenditures	15,040		27,189		26,998		45,088

	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018	As of September 30, 2018	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017
Residential customer information:
Households served	42,760	40,338	37,351	32,529	27,643	23,541	20,428
Households passed (b)	132,984	127,253	122,396	110,687	98,538	84,475	71,426
Households served/passed	32.2%	31.7%	30.5%	29.4%	28.1%	27.9%	28.6%
Total households in current markets and new markets announced (c)	159,974	152,840	152,840	142,602	137,500	137,500	137,500

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

(c) During the third quarter of 2018, ALLO began providing service in Fort Morgan, Colorado. During the fourth quarter of  2018, ALLO began providing service in Hastings, Nebraska. During the second quarter of 2019, ALLO announced plans  to expand its network to make services available in Breckenridge, Colorado.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2019, the Company had a $21.5 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.7 years. For a summary of the Company’s loan portfolio as of June 30, 2019 and December 31, 2018, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning balance	$22,082,643	21,733,713	22,520,498	21,995,877
Loan acquisitions:
Federally insured student loans	570,092	1,948,372	840,107	2,532,958
Private education loans	—	194	—	194
Consumer loans	114,633	14,212	184,754	37,566
Total loan acquisitions	684,725	1,962,778	1,024,861	2,570,718
Repayments, claims, capitalized interest, and other	(873,466)	(590,062)	(1,378,186)	(1,212,346)
Consolidation loans lost to external parties	(255,386)	(248,752)	(528,657)	(496,572)
Loans sold	(47,680)	(1,392)	(47,680)	(1,392)
Ending balance	$21,590,836	22,856,285	21,590,836	22,856,285
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
For a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018, and a summary of the Company's loan delinquency amounts as of June 30, 2019, December 31, 2018, and June 30, 2018, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Provision for loan losses for federally insured loans was $2.0 million for each of the three months ended June 30, 2019 and 2018, and $4.0 million for each of the six months ended June 30, 2019 and 2018.
The Company did not record a provision for private education loan losses for the three or six months ended June 30, 2019 and 2018.
Provision for loan losses for consumer loans was $7.0 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $12.0 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in provision in 2019 as compared to the comparable periods in 2018 was a result of the increased amount of consumer loan purchases during the 2019 periods as reflected in the "Loan Activity" table above.

Loan Spread Analysis
The following table analyzes the loan spread on the Company’s portfolio of loans, which represents the spread between the yield earned on loan assets and the costs of the liabilities and derivative instruments used to fund the assets. The spread amounts included in the following table are calculated by using the notional dollar values found in the table under the caption "Net interest income after provision for loan losses, net of settlements on derivatives" below, divided by the average balance of loans or debt outstanding.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Variable loan yield, gross	5.00%	4.46%	5.02%	4.31%
Consolidation rebate fees	(0.84)	(0.85)	(0.84)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization	0.02	0.04	0.02	0.05
Variable loan yield, net	4.18	3.65	4.20	3.51
Loan cost of funds - interest expense	(3.42)	(3.00)	(3.44)	(2.77)
Loan cost of funds - derivative settlements (a) (b)	0.02	0.05	0.03	0.01
Variable loan spread	0.78	0.70	0.79	0.75
Fixed rate floor income, gross	0.20	0.25	0.19	0.29
Fixed rate floor income - derivative settlements (a) (c)	0.23	0.34	0.27	0.25
Fixed rate floor income, net of settlements on derivatives	0.43	0.59	0.46	0.54
Core loan spread (d)	1.21%	1.29%	1.25%	1.29%

Average balance of loans	$21,837,774	22,959,660	22,075,522	22,415,580
Average balance of debt outstanding	21,536,878	22,476,114	21,761,723	21,965,618

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Core loan spread	1.21%	1.29%	1.25%	1.29%
Derivative settlements (1:3 basis swaps)	(0.02)	(0.05)	(0.03)	(0.01)
Derivative settlements (fixed rate floor income)	(0.23)	(0.34)	(0.27)	(0.25)
Loan spread	0.96%	0.90%	0.95%	1.03%

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
(b) Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
(c) Derivative settlements include the net settlements received related to the Company’s floor income interest rate swaps.
(d) Core loan spread, excluding consumer loans, would have been 1.16% and 1.23% for the three months ended June 30, 2019 and 2018, respectively, and 1.17% and 1.25% for the six months ended June 30, 2019 and 2018, respectively. Other than consumer loans funded in the Company's consumer loan warehouse facility that was obtained on January

11, 2019, consumer loans were and continue to be funded by the Company using operating cash, until they can be funded in a secured financing transaction. Consumer loans funded with operating cash do not have a cost of funds (debt) associated with them. The average balance of consumer loans outstanding for the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018 was $212.6 million, $81.5 million, $185.9 million, and $74.3 million, respectively. The average balance outstanding on the consumer loan warehouse facility for the three and six months ended June 30, 2019 was $141.6 million and $109.4 million, respectively.
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
Variable loan spread increased during the three months ended June 30, 2019 as compared to the same period in 2018 due to a tightening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). Variable loan spread increased during the six months ended June 30, 2019 as compared to the same period in 2018 due to the impact of the Company's consumer loan portfolio. Variable loan spread without consumer loans was 0.71% for each of the six months ended June 30, 2019 and 2018.
The difference between variable loan spread and core loan spread is fixed rate floor income. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed rate floor income, gross	$10,840	14,453	21,265	31,700
Derivative settlements (a)	12,165	19,074	28,867	27,664
Fixed rate floor income, net	$23,005	33,527	50,132	59,364
Fixed rate floor income contribution to spread, net	0.43%	0.59%	0.46%	0.54%
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and six months ended June 30, 2019 compared to the same periods in 2018 was due to higher interest rates in 2019 as compared to 2018. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Net interest income after provision for loan losses	$50,260	53,386	101,328	115,489	See table below for additional analysis.
Other income	4,888	2,772	8,413	6,124	The Company sold a portfolio of consumer loans during the three months ended June 30, 2019 and recognized a gain of $1.7 million. The remaining component of other income is primarily earned from borrower late fees. The increase in borrower late fees in 2019 as compared to the same periods in 2018 was due to an increase in federally insured loan delinquencies.
Derivative settlements, net	12,972	22,053	32,007	28,979	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(37,060)	(5,446)	(67,635)	53,125	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. The forward yield curve decreased during the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 that resulted in a decrease in the fair value of the Company's floor income interest rate swaps. The forward yield curve increased during the three months ended March 31, 2018 that resulted in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income	(19,200)	19,379	(27,215)	88,228
Salaries and benefits	382	377	760	759
Loan servicing fees to third parties	3,156	3,204	6,049	6,341	Third party loan servicing fees decreased due to runoff of the Company's loan portfolio on third-party platforms, significant conversions of loans to the LSS operating segment in July 2018 and September 2018, and the acquisition of Great Lakes on February 7, 2018, which prior to the acquisition was a third-party servicer to the Company. Servicing fees on loans serviced by Great Lakes are included in intersegment expenses effective as of the acquisition date.
Other expenses	3,051	1,288	3,995	2,137	Increase in the three and six months ended June 30, 2019 as compared to the same periods in 2018 was due to the Company paying a $1.4 million premium to extinguish asset-backed notes from a certain securitization prior to their contractual maturity and to write off $0.4 million of remaining debt issuance costs associated with those notes during the second quarter of 2019.
Intersegment expenses	11,665	11,700	23,952	22,565	Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Increase for the six months ended June 30, 2019 as compared to the same period in 2018 was due to significant purchases of loans in April 2018 of which LSS is the servicer, significant conversions of loans in July 2018 and September 2018, and the acquisition of Great Lakes on February 7, 2018, as described above. Intersegment expenses also represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	18,254	16,569	34,756	31,802	Excluding the $1.8 million of expenses recognized by the Company related to the extinguishment of debt prior to its contractual maturity (as described above), total operating expenses were 30 basis points and 29 basis points of the average balance of loans for the three months ended June 30, 2019 and 2018, respectively, and 30 basis points and 28 basis points for the six months ended June 30 2019 and 2018, respectively.
Income before income taxes	12,806	56,196	39,357	171,915
Income tax expense	(3,074)	(13,487)	(9,446)	(41,260)	Represents income tax expense at an effective tax rate of 24%.
Net income	$9,732	42,709	29,911	130,655

Additional information:
Net income	$9,732	42,709	29,911	130,655
Derivative market value adjustments, net	37,060	5,446	67,635	(53,125)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The decrease in net income, excluding derivative market value adjustments, for the three and six months ended June 30, 2019 as compared to the same periods in 2018 was due to a decrease in the average balance of loans outstanding, a decrease in core loan spread, and an increase in provision for loan losses for consumer loans as a result of the increased amount of consumer loan purchases in 2019 as compared to 2018.
Net tax effect	(8,894)	(1,307)	(16,232)	12,750
Net income, excluding derivative market value adjustments	$37,898	46,848	81,314	90,280
Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,		Additional information
	2019	2018	2019	2018
Variable interest income, gross	$271,983	255,029	549,006	478,267	Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(45,647)	(48,525)	(92,138)	(95,223)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,046	2,413	2,421	6,351	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. However, due to more recent purchases in 2018 and 2019 at a net premium, the net discount accretion has decreased in 2019 as compared to 2018.
Variable interest income, net	227,382	208,917	459,289	389,395
Interest on bonds and notes payable	(183,072)	(168,501)	(371,029)	(302,093)	Increase was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	807	2,979	3,140	1,315	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	45,117	43,395	91,400	88,617
Fixed rate floor income, gross	10,840	14,453	21,265	31,700	Fixed rate floor income decreased due to higher interest rates in 2019 as compared to 2018.
Derivative settlements, net (a)	12,165	19,074	28,867	27,664	Derivative settlements include the settlements received related to the Company's floor income interest rate swaps. Increase in settlements for the six months ended June 30, 2019 as compared to the same period in 2018 was due to higher interest rates in 2019 as compared to 2018, partially offset by a decrease in the notional amount of derivatives outstanding. The decrease in settlements for the three months ended June 30, 2019 as compared to the same period in 2018 was due to a decrease in the notional amount of derivatives outstanding, partially offset by higher interest rates in 2019 as compared to 2018.
Fixed rate floor income, net of settlements on derivatives (a)	23,005	33,527	50,132	59,364
Core loan interest income (a)	68,122	76,922	141,532	147,981
Investment interest	5,073	3,138	9,608	5,749	Increase was due to a higher balance of interest-earning investments and higher interest rates in 2019 as compared to 2018.
Intercompany interest	(963)	(1,121)	(1,805)	(1,762)
Provision for loan losses - federally insured loans	(2,000)	(2,000)	(4,000)	(4,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - consumer loans	(7,000)	(1,500)	(12,000)	(3,500)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$63,232	75,439	133,335	144,468

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

LIBOR Benchmark Transition
As of June 30, 2019, the interest earned on a principal amount of $19.6 billion in the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $19.4 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. Accordingly, there is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments.
Although the indentures for student loan asset-backed debt securities issued in the Company’s most recent securitization transactions include new interest rate determination fallback provisions emerging in the market for new issuances of LIBOR-indexed debt securities, many of the contracts for the Company’s existing LIBOR-indexed assets, liabilities, and derivative instruments from historical transactions do not include provisions that contemplated the possibility of a permanent discontinuation of LIBOR and clearly specified a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how the market in general, specific counterparties in particular, the courts, or regulators will address the significant complexities and uncertainties involved in a transition away from LIBOR to an alternative benchmark rate. Specifically, the Department has not yet indicated any market transition away from the current LIBOR framework for paying special allowance payments to holders of FFELP assets. As a result, the Company cannot predict the impact that a transition from LIBOR to an alternative benchmark rate would have on the Company’s existing LIBOR-indexed assets, liabilities, and derivative instruments, but such impact could have material adverse effects on the value, performance, and related cash flows of such LIBOR-indexed items, including the Company’s funding costs, net interest income, loan and other asset values, and asset-liability management strategies. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2018 Annual Report.

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
Sources of Liquidity
As of June 30, 2019, the Company had cash and cash equivalents of $84.4 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.9 million as of June 30, 2019.
The Company also has a $382.5 million unsecured line of credit that matures on June 22, 2023. As of June 30, 2019, there was $260.0 million outstanding on the unsecured line of credit and $122.5 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $400.0 million, subject to certain conditions. In addition, on May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of June 30, 2019, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use.
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2019, the Company holds $15.0 million (par value) of its own asset-backed securities.
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
Cash Flows
The Company has historically generated positive cash flow from operations. However, during the six months ended June 30, 2019, the Company used $17.8 million in operating activities, compared to generating $71.6 million from operating activities for the same period in 2018. The decrease in cash flows from operating activities for the six months ended June 30, 2019, as compared to the same period in 2018, was due to:
•The decrease in net income;
•The impact of changes in due to customers (as discussed further below);
•Adjustments to net income for the impact of deferred taxes;
•Net payments to the derivative clearinghouse in 2019 of $77.2 million compared to net proceeds received in 2018 of $40.3 million related to the Company's derivative portfolio; and
•The impact of changes to other assets and accrued interest payable during the six months ended June 30, 2019 as compared to the same period in 2018.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments; and
•The impact of changes to accrued interest receivable and other liabilities during the six months ended June 30, 2019 as compared to the same period in 2018.
As part of the Company’s Education Technology, Services, and Payment Processing operating segment, the Company collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the Company’s consolidated balance sheet. These accounts fluctuate with the fall and spring school terms based on the timing of when the Company collects tuition payments from customers and remits such payments to schools, resulting in these balances being significantly lower as of June 30 as compared to the balances as of December 31. The acquisition of TMS in November 2018 increased the magnitude of the change in these account balances. The “due to customers” liability account decreased $90.7 million for the six months ended June 30, 2019 as compared to decreasing $32.4 million for the same period in 2018. These decreases negatively impacted cash provided by/used in operating activities in the Company’s consolidated statements of cash flows for these periods.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2019 was $855.5 million and $976.0 million, respectively. Cash used in investing activities and provided by financing activities for the six months ended June 30, 2018 was $1.1 billion and $1.0 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of June 30, 2019
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$20,367,512	11/25/24 - 6/27/67
FFELP and consumer loan warehouse facilities	894,390	11/22/20 - 5/31/22
	$21,261,902
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
As of June 30, 2019, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.13 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2019.  As of June 30, 2019, the Company had $20.6 billion of loans included in asset-backed securitizations, which represented 95.2 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2019, private education and consumer loans funded with operating cash, and loans acquired subsequent to June 30, 2019.

Asset-backed Securitization Cash Flow Forecast
$2.13 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $2.13 billion include approximately $1.29 billion (as of June 30, 2019) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet: "loans receivable," "restricted cash," and "accrued interest receivable." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.84 billion, or approximately $0.64 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's June 30, 2019 balance of consolidated shareholders' equity.
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
Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $80 million to $100 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.

There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See "Asset Generation and Management Operating Segment - Results of Operations - LIBOR Benchmark Transition" above and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2018 Annual Report.
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
Extinguishment of Certain Turbo Transactions
On June 7, 2019, the Company paid a premium of $1.4 million to extinguish $93.0 million of notes payable in one of its Turbo Transactions (prior to the notes' contractual maturity). This transaction resulted in the release of $152.7 million of student loans and accrued interest receivable that were previously encumbered in the asset-backed securitization. The Company refinanced the student loans in its FFELP warehouse facilities, resulting in net cash proceeds of $57.5 million. Since the extinguishment of this Turbo Transaction occurred prior to June 30, 2019, the cash flows from this Turbo Transaction are excluded from the $2.13 billion Asset-backed Securitization Cash Flow Forecast table as of June 30, 2019 above.
Subsequent to June 30, 2019, the Company obtained consent from bond holders in five of its remaining seven Turbo Transactions to extinguish a total of approximately $579 million of notes payable in these transactions prior to their contractual maturity. These transactions will result in the release of approximately $909 million in student loans and accrued interest receivable during the third quarter of 2019 that were previously encumbered in the asset-backed securitizations. To extinguish the notes, the Company will pay a premium of approximately $13 million that will be expensed by the Company in the third quarter of 2019. In addition, the Company will write off approximately $2 million of debt issuance costs associated with these securitizations. In total, the Company will recognize approximately $15 million in expenses in the third quarter of 2019 to extinguish these notes. Upon extinguishment of the notes payable throughout the third quarter, the Company will obtain approximately $300 million in cash as the student loans are refinanced. The Company currently anticipates using these proceeds to pay down the outstanding balance on its unsecured line of credit.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2019, excluding the five Turbo Transactions that have been or will be extinguished during the third quarter of 2019. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2019 and loans that have been or will be released from the extinguishment of the five Turbo Transactions. The Company currently anticipates it will refinance loans currently funded in its warehouse facilities and the loans released from the extinguishment of the Turbo Transactions in future asset-backed securitizations, which is expected to increase the estimated future cash flows presented below.

Asset-backed Securitization Cash Flow Forecast
Excluding the Five Turbo Transactions Set for Extinguishment in the Third Quarter of 2019
$1.70 billion
(dollars in millions)
The forecasted future undiscounted cash flows of $1.70 billion from the table above include approximately $0.93 billion (as of June 30, 2019) of overcollateralization included in the asset-backed securitizations.
FFELP and Consumer Loan Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2019, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.00 billion, of which $0.78 billion was outstanding, and $0.22 billion was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (November 20, 2019). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (November 20, 2020). The other warehouse facility has static advance rates that requires initial equity for loan funding and does not require increased equity based on market movements. As of June 30, 2019, the Company had $49.3 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2019, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On January 11, 2019, the Company obtained a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, and a maturity date of January 10, 2022. On April 25, 2019, the Company amended the agreement for this warehouse facility to increase the aggregate maximum financing amount available to $200.0 million, extend the expiration of liquidity provisions to April 23, 2021, and extend the final maturity date to April 23, 2022. As of June 30, 2019, $117.1 million was outstanding under this facility and $82.9 million was available for future funding. Additionally, as of June 30, 2019, the Company had $41.3 million advanced as equity support under this facility.
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
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2019, $851.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-Backed Securities Transactions
On February 27, 2019 and April 30, 2019, the Company completed FFELP asset-backed securitizations totaling $496.8 million (par value) and $416.1 million (par value), respectively. The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities. On June 25, 2019, the Company completed a private education loan asset-backed securitization totaling $47.2 million (par value). The proceeds from this transaction were used to refinance private education loans previously funded via a private loan repurchase agreement that was terminated on June 25, 2019. See note 3 of the notes to consolidated financial statements included under Part I, Item I of this report for additional information on these securitizations.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2019, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment
ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. ALLO began providing services in Lincoln, Nebraska in September 2016 as part of a multi-year project to pass substantially all commercial and residential properties in the community. As of the end of the first quarter of 2019, the build-out of the Lincoln community was substantially complete. For the six months ended June 30, 2019, ALLO's capital expenditures were $27.0 million. The Company anticipates total ALLO network capital expenditures for the remainder of 2019 (July 1, 2019 - December 31, 2019) will be approximately $25 million. However, this amount could change based on customer demand for ALLO's services. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures, as well as potentially other third-party financing alternatives.
Other Debt Facilities
As discussed above, the Company has a $382.5 million unsecured line of credit with a maturity date of June 22, 2023. As of June 30, 2019, the unsecured line of credit had $260.0 million outstanding and $122.5 million was available for future use. The Company currently anticipates paying down the outstanding balance of the unsecured line of credit during the third quarter of 2019 with the anticipated proceeds that will be generated from refinancing loans that were previously funded in certain Turbo Transactions that have been or will be extinguished during the third quarter. On May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of June 30, 2019, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities in 2022 and 2023, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2019, the Company had $20.4 million of Hybrid Securities that remain outstanding.
During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. As of June 30, 2019, $40.6 million was subject to the outstanding repurchase agreement. Upon termination or expiration of the outstanding repurchase agreement, the Company would use cash proceeds or transfer collateral to satisfy any outstanding obligations subject to the agreement.
For further discussion of these debt facilities described above, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Stock Repurchases
On May 8, 2019, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces. As of June 30, 2019, 4,803,877 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2019 and June 30, 2019 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the second quarter of 2019, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2019	301,327	$16,358	54.29
Quarter ended June 30, 2019	419,140	23,683	56.50
Total	720,467	$40,041	55.58
Included in the shares repurchased during the quarter ended June 30, 2019 in the table above are a total of 180,000 shares of Class A common stock the Company purchased on June 17, 2019 from one of the Company's significant shareholders, Shelby J. Butterfield, the widow of Stephen F. Butterfield, the Company's former Vice-Chairman and significant shareholder who passed away in April 2018, and from the Butterfield Family Trust, an estate planning trust for the family of Mr. Butterfield. The shares were purchased at a discount to the closing market price of the Company's Class A common stock as of June 17, 2019, and the transaction was separately approved by the Company's Board of Directors. Immediately prior to the Company's repurchase of such shares from Ms. Butterfield and the Butterfield Family Trust, the repurchased shares were shares of the Company's Class B common stock that Ms. Butterfield and the Butterfield Family Trust converted to shares of Class A common stock.
Dividends
On June 14, 2019, the Company paid a second quarter 2019 cash dividend on the Company's Class A and Class B common stock of $0.18 per share. In addition, the Company's Board of Directors has declared a third quarter 2019 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.18 per share. The third quarter cash dividend will be paid on September 13, 2019 to shareholders of record at the close of business on August 30, 2019.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Allowance for Loan Losses
In June 2016, the FASB issued accounting guidance regarding the measurement of credit losses on financial instruments, which will change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. The estimate of credit losses under the new guidance considers historical experience, current conditions, and reasonable and supportable forecasts of future conditions. The new guidance provides significant flexibility and permits companies to use judgment in selecting the approach that is most appropriate in their circumstances. The Company currently uses an incurred loss model when calculating its allowance for loan losses. As a result, the Company expects the new guidance will increase the allowance for loan losses. This guidance will be effective for the Company beginning January 1, 2020. Upon adoption, a cumulative effect adjustment to retained earnings will be recorded.
Implementation efforts are underway including researching key interpretive issues, evaluating accounting policies, developing and validating loss models, and revising internal controls to meet the requirements of the new guidance. This guidance represents a significant departure from existing GAAP, and may result in significant changes to the Company's accounting for the allowance for loan losses. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting. The extent of the impact upon adoption will depend on the characteristics of the Company's loan portfolio, economic conditions and forecasts upon adoption, and other management judgments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2019		As of December 31, 2018
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,795,545	12.9%	$2,792,734	12.4%
Variable-rate loan assets	18,795,291	87.1	19,727,764	87.6
Total	$21,590,836	100.0%	$22,520,498	100.0%

Fixed-rate debt instruments	$56,461	0.3%	$88,128	0.4%
Variable-rate debt instruments	21,531,407	99.7	22,448,971	99.6
Total	$21,587,868	100.0%	$22,537,099	100.0%

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
No variable-rate floor income was earned by the Company during the six months ended June 30, 2019 and 2018. A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed rate floor income, gross	$10,840	14,453	21,265	31,700
Derivative settlements (a)	12,165	19,074	28,867	27,664
Fixed rate floor income, net	$23,005	33,527	50,132	59,364
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and six months ended June 30, 2019 as compared to the same periods in 2018 due to higher interest rates in 2019 as compared to 2018.
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
The increase in derivative settlements from the floor income interest rate swaps for the six months ended June 30, 2019 as compared to the same period in 2018 was due to higher interest rates in 2019 as compared to 2018, partially offset by a decrease in the notional amount of derivatives outstanding. The decrease in settlements for the three months ended June 30, 2019 as compared to the same period in 2018 was due to a decrease in the notional amount of derivatives outstanding, partially offset by higher interest rates in 2019 as compared to 2018.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2019.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
5.0 - 5.49%	5.31%	2.67%	$365,335
5.5 - 5.99%	5.67%	3.03%	330,214
6.0 - 6.49%	6.19%	3.55%	376,435
6.5 - 6.99%	6.70%	4.06%	368,377
7.0 - 7.49%	7.17%	4.53%	128,060
7.5 - 7.99%	7.71%	5.07%	221,966
8.0 - 8.99%	8.18%	5.54%	522,559
> 9.0%	9.05%	6.41%	195,963
			$2,508,909
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2019, the weighted average estimated variable conversion rate was 4.25% and the short-term interest rate was 248 basis points.

The following table summarizes the outstanding derivative instruments as of June 30, 2019 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$500,000	1.12%
2020	1,500,000	1.01
2021	600,000	2.15
2022 (b)	500,000	1.90
2023	400,000	2.24
2024	200,000	2.27
	$3,700,000	1.53%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) $250 million of the notional amount of these derivatives have forward effective start dates in June 2021.

In addition, during 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively, for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options give the Company the right, but not the obligation, to enter into interest rate swaps in which the Company would pay a fixed amount and receive discrete one-month LIBOR. The following table summarizes these derivative instruments as of June 30, 2019:

If exercised effective date	Notional amount	Weighted average fixed rate paid by the Company	If exercised maturity date
August 21, 2019	$750,000	3.28%	August 21, 2024
September 25, 2019	250,000	3.00	September 25, 2024
	$1,000,000	3.21%
The Company has also entered into interest rate cap contracts to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. In the event that the one-month LIBOR or three-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. The following table summarizes these derivative instruments as of June 30, 2019.

Notional amount	Strike rate	Maturity date
$125,000	2.50% (1-month LIBOR)	July 15, 2020
150,000	4.99 (1-month LIBOR)	July 15, 2020
500,000	2.25 (3-month LIBOR)	September 25, 2020
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2019.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$19,636,033	—
3 month H15 financial commercial paper	Daily	904,025	—
3 month Treasury bill	Daily	614,074	—
3 month LIBOR (a)	Quarterly	—	8,990,945
1 month LIBOR	Monthly	—	10,448,418
Auction-rate (b)	Varies	—	782,076
Asset-backed commercial paper (c)	Varies	—	777,263
Other (d)		1,363,731	1,519,161
		$22,517,863	22,517,863

(a) The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2019.

Maturity	Notional amount
2019	$1,000,000
2020	1,000,000
2021	250,000
2022 (a)	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027 (b)	375,000
2028 (b)	325,000
2029 (b)	100,000
2031 (b)	300,000
$9,000,000
(a) $750 million of the notional amount of these derivatives have forward effective start dates in May 2020.

(b) Subsequent to June 30, 2019, the Company terminated $125 million (notional amount), $325 million (notional amount), $100 million (notional amount), and $300 million (notional amount) of 1:3 Basis Swaps that had a maturity date in 2027, 2028, 2029, and 2031, respectively.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2019 was one-month LIBOR plus 9.6 basis points.
(b) As of June 30, 2019, the Company was sponsor for $782.1 million of asset-backed securities that are set and periodically reset via a "dutch auction" (“Auction Rate Securities”). The Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(c) The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.
(d) Assets include accrued interest receivable and restricted cash.  Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See "Asset Generation and Management Operating Segment - Results of Operations - LIBOR Benchmark Transition" above and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2018 Annual Report.

Sensitivity Analysis
The following tables summarize the effect on the Company’s earnings, based upon a sensitivity analysis performed by the Company assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, a sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index. The sensitivity analysis was performed on the Company’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of the Company’s derivative instruments in existence during these periods.

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(4,352)	(14.1)%	$(7,962)	(25.8)%	$(2,429)	(7.9)%	$(7,286)	(23.6)%
Impact of derivative settlements	7,067	22.9	21,201	68.6	1,705	5.5	5,114	16.6
Increase (decrease) in net income before taxes	$2,715	8.8%	$13,239	42.8%	$(724)	(2.4)%	$(2,172)	(7.0)%
Increase (decrease) in basic and diluted earnings per share	$0.05		$0.25		$(0.01)		$(0.04)

	Three months ended June 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(5,154)	(8.2)%	$(9,148)	(14.5)%	$(3,136)	(5.0)%	$(9,408)	(14.9)%
Impact of derivative settlements	16,909	26.8	50,723	80.4	2,059	3.4	6,177	9.9
Increase (decrease) in net income before taxes	$11,755	18.6%	$41,575	65.9%	$(1,077)	(1.6)%	$(3,231)	(5.0)%
Increase (decrease) in basic and diluted earnings per share	$0.22		$0.77		$(0.02)		$(0.06)

	Six months ended June 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(7,822)	(9.3)%	$(13,246)	(15.8)%	$(5,000)	(6.0)%	$(14,999)	(17.9)%
Impact of derivative settlements	16,190	19.3	48,571	57.9	3,554	4.2	10,662	12.6
Increase (decrease) in net income before taxes	$8,368	10.0%	$35,325	42.1%	$(1,446)	(1.8)%	$(4,337)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.16		$0.67		$(0.03)		$(0.08)

	Six months ended June 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(10,274)	(4.8)%	$(17,138)	(8.1)%	$(6,050)	(2.9)%	$(18,150)	(8.6)%
Impact of derivative settlements	32,647	15.4	97,938	46.2	3,856	1.9	11,569	5.6
Increase (decrease) in net income before taxes	$22,373	10.6%	$80,800	38.1%	$(2,194)	(1.0)%	$(6,581)	(3.0)%
Increase (decrease) in basic and diluted earnings per share	$0.42		$1.50		$(0.04)		$(0.12)
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

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2019 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2019	190,122	$56.74	189,519	1,838,506
May 1 - May 31, 2019	44,792	57.98	44,792	4,983,877
June 1 - June 30, 2019	184,226	55.91	180,000	4,803,877
Total	419,140	$56.50	414,311
(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase programs discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares purchased pursuant to the applicable stock repurchase program discussed in footnote (b) below during June included a total of 180,000 shares of Class A common stock purchased from certain significant shareholders in a privately negotiated transaction on

June 17, 2019. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 603 shares, 0 shares, and 4,226 shares in April, May and June 2019, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On August 4, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program in May 2016 to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 25, 2019. On May 8, 2019, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces.
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

ITEM 6.  EXHIBITS

3.1
Articles of Amendment to Third Amended and Restated Articles of Incorporation of Nelnet, Inc., filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 23, 2019, and incorporated herein by reference.

3.2*	Composite Third Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended on May 23, 2019.

10.1*+
Amended and Restated Trust Agreement, dated effective as of January 11, 2019, by and among Nelnet Private Student Loan Financing Corporation, as Depositor, Union Bank and Trust Company, as Trustee, National Education Loan Network, Inc., as Administrator, and U.S. Bank Trust National Association, as Delaware Trustee.

10.2*+
Interim Trust Agreement, dated effective as of January 11, 2019, by and among ACM F Acquisition, LLC, as ACM Seller, National Education Loan Network, Inc., as NELN Seller, and Union Bank and Trust Company, as Interim Trustee.

10.3
Amended Appendix A, dated May 8, 2019, to Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed on May 8, 2019, and incorporated herein by reference.

10.4
Modification of Contract dated effective as of June 16, 2019 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.5
Modification of Contract dated effective as of June 16, 2019 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.6++
Nelnet, Inc. Executive Officers Incentive Compensation Plan, effective as of January 1, 2019, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 23, 2019 and incorporated herein by reference.

10.7*	Subordination Agreement effective as of July 26, 2019, by and between Union Bank and Trust Company, Nelnet, Inc., and Agile Sports Technologies, Inc.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith
+ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the information in such portions is both not material and would likely cause competitive harm to the registrant if publicly disclosed.
++ Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 8, 2019	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 8, 2019	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer