Form 10-Q
period 2019-09-30
NELNET INC
filed 2019-11-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2019, there were 28,416,724 and 11,279,641 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	September 30, 2019	December 31, 2018
Assets:
Loans receivable (net of allowance for loan losses of $66,417 and $60,388, respectively)	$21,071,441	22,377,142
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	20,897	9,472
Cash and cash equivalents - held at a related party	140,082	111,875
Total cash and cash equivalents	160,979	121,347
Investments and notes receivable	212,416	249,370
Restricted cash	667,919	701,366
Restricted cash - due to customers	309,309	369,678
Accrued interest receivable	736,901	679,197
Accounts receivable (net of allowance for doubtful accounts of $4,482 and $3,271, respectively)	67,079	59,531
Goodwill	156,912	156,912
Intangible assets, net	89,499	114,290
Property and equipment, net	342,401	344,784
Other assets	121,806	45,533
Fair value of derivative instruments	57	1,818
Total assets	$23,936,719	25,220,968
Liabilities:
Bonds and notes payable	$20,910,190	22,218,740
Accrued interest payable	52,345	61,679
Other liabilities	310,210	256,092
Due to customers	309,309	369,678
Total liabilities	21,582,054	22,906,189
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 28,411,506 shares and 28,798,464 shares, respectively	284	288
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,279,641 shares and 11,459,641 shares, respectively	113	115
Additional paid-in capital	3,678	622
Retained earnings	2,343,185	2,299,556
Accumulated other comprehensive earnings	2,890	3,883
Total Nelnet, Inc. shareholders' equity	2,350,150	2,304,464
Noncontrolling interests	4,515	10,315
Total equity	2,354,665	2,314,779
Total liabilities and equity	$23,936,719	25,220,968

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans receivable	$21,069,156	22,359,655
Restricted cash	650,673	677,611
Loan accrued interest receivable and other assets	736,768	679,735
Bonds and notes payable	(21,143,811)	(22,146,374)
Accrued interest payable and other liabilities	(212,160)	(163,327)
Net assets of consolidated education and other lending variable interest entities	$1,100,626	1,407,300
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loan interest	$229,063	232,320	709,618	653,414
Investment interest	9,882	7,628	26,701	18,581
Total interest income	238,945	239,948	736,319	671,995
Interest expense:
Interest on bonds and notes payable	172,488	180,175	551,221	487,174
Net interest income	66,457	59,773	185,098	184,821
Less provision for loan losses	10,000	10,500	26,000	18,000
Net interest income after provision for loan losses	56,457	49,273	159,098	166,821
Other income:
Loan servicing and systems revenue	113,286	112,579	342,169	327,265
Education technology, services, and payment processing revenue	74,251	58,409	213,753	167,372
Communications revenue	16,470	11,818	46,770	31,327
Other income	13,439	16,673	38,658	44,808
Derivative market value adjustments and derivative settlements, net	1,668	17,098	(33,959)	100,927
Total other income	219,114	216,577	607,391	671,699
Cost of services:
Cost to provide education technology, services, and payment processing services	25,671	19,087	62,601	44,087
Cost to provide communications services	5,236	4,310	15,096	11,892
Total cost of services	30,907	23,397	77,697	55,979
Operating expenses:
Salaries and benefits	116,670	114,172	338,942	321,932
Depreciation and amortization	27,701	22,992	76,398	62,943
Loan servicing fees to third parties	3,382	3,087	9,431	9,428
Other expenses	54,947	45,194	138,131	119,020
Total operating expenses	202,700	185,445	562,902	513,323
Income before income taxes	41,964	57,008	125,890	269,218
Income tax expense	8,829	13,882	26,429	63,369
Net income	33,135	43,126	99,461	205,849
Net loss (income) attributable to noncontrolling interests	77	(199)	(38)	438
Net income attributable to Nelnet, Inc.	$33,212	42,927	99,423	206,287
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.83	1.05	2.48	5.04
Weighted average common shares outstanding - basic and diluted	39,877,129	40,988,965	40,098,346	40,942,177

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$33,135	43,126	99,461	205,849
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(334)	2,438	(1,306)	964
Reclassification adjustment for gains recognized in net income, net of losses	—	(765)	—	(817)
Income tax effect	80	(402)	313	(46)
Total other comprehensive (loss) income	(254)	1,271	(993)	101
Comprehensive income	32,881	44,397	98,468	205,950
Comprehensive loss (income) attributable to noncontrolling interests	77	(199)	(38)	438
Comprehensive income attributable to Nelnet, Inc.	$32,958	44,198	98,430	206,388

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2018	—	29,331,002	11,468,587	$—	293	115	2,586	2,271,171	2,704	9,834	2,286,703
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	326	326
Net income	—	—	—	—	—	—	—	42,927	—	199	43,126
Other comprehensive income	—	—	—	—	—	—	—	—	1,271	—	1,271
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(95)	(95)
Cash dividend on Class A and Class B common stock - $0.16 per share	—	—	—	—	—	—	—	(6,525)	—	—	(6,525)
Issuance of common stock, net of forfeitures	—	14,086	—	—	—	—	580	—	—	—	580
Compensation expense for stock based awards	—	—	—	—	—	—	1,934	—	—	—	1,934
Repurchase of common stock	—	(3,297)	—	—	—	—	(192)	—	—	—	(192)
Balance as of September 30, 2018	—	29,341,791	11,468,587	$—	293	115	4,908	2,307,573	3,975	10,264	2,327,128
Balance as of June 30, 2019	—	28,399,526	11,279,641	$—	284	113	1,670	2,317,115	3,144	4,292	2,326,618
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,165	4,165
Net income (loss)	—	—	—	—	—	—	—	33,212	—	(77)	33,135
Other comprehensive loss	—	—	—	—	—	—	—	—	(254)	—	(254)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,865)	(3,865)
Cash dividend on Class A and Class B common stock - $0.18 per share	—	—	—	—	—	—	—	(7,142)	—	—	(7,142)
Issuance of common stock, net of forfeitures	—	15,345	—	—	—	—	524	—	—	—	524
Compensation expense for stock based awards	—	—	—	—	—	—	1,705	—	—	—	1,705
Repurchase of common stock	—	(3,365)	—	—	—	—	(221)	—	—	—	(221)
Balance as of September 30, 2019	—	28,411,506	11,279,641	$—	284	113	3,678	2,343,185	2,890	4,515	2,354,665
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	847	847
Net income (loss)	—	—	—	—	—	—	—	206,287	—	(438)	205,849
Other comprehensive income	—	—	—	—	—	—	—	—	101	—	101
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(351)	(351)
Cash dividends on Class A and Class B common stock - $0.48 per share	—	—	—	—	—	—	—	(19,539)	—	—	(19,539)
Issuance of common stock, net of forfeitures	—	319,365	—	—	3	—	4,662	—	—	—	4,665
Compensation expense for stock based awards	—	—	—	—	—	—	4,526	—	—	—	4,526
Repurchase of common stock	—	(319,091)	—	—	(3)	—	(4,801)	(11,716)	—	—	(16,520)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Balance as of September 30, 2018	—	29,341,791	11,468,587	$—	293	115	4,908	2,307,573	3,975	10,264	2,327,128
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,217	4,217
Net income	—	—	—	—	—	—	—	99,423	—	38	99,461
Other comprehensive loss	—	—	—	—	—	—	—	—	(993)	—	(993)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,978)	(3,978)
Cash dividends on Class A and Class B common stock - $0.54 per share	—	—	—	—	—	—	—	(21,546)	—	—	(21,546)
Issuance of common stock, net of forfeitures	—	156,874	—	—	1	—	4,400	—	—	—	4,401
Compensation expense for stock based awards	—	—	—	—	—	—	4,663	—	—	—	4,663
Repurchase of common stock	—	(723,832)	—	—	(7)	—	(6,007)	(34,248)	—	—	(40,262)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Conversion of common stock	—	180,000	(180,000)	—	2	(2)	—	—	—	—	—
Balance as of September 30, 2019	—	28,411,506	11,279,641	$—	284	113	3,678	2,343,185	2,890	4,515	2,354,665

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2019	2018
Net income attributable to Nelnet, Inc.	$99,423	206,287
Net income (loss) attributable to noncontrolling interests	38	(438)
Net income	99,461	205,849
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	142,519	136,816
Loan discount accretion	(27,554)	(31,315)
Provision for loan losses	26,000	18,000
Derivative market value adjustments	73,265	(49,909)
Payments from termination of derivative instruments, net	(13,940)	—
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(59,967)	46,418
Loss on extinguishment of debt	15,815	—
Gain from sale of loans	(1,712)	—
Gain from debt repurchases	(136)	(359)
Gain from investments and notes receivable, net	(4,891)	(9,106)
Deferred income tax (benefit) expense	(9,592)	23,574
Non-cash compensation expense	4,948	4,781
Impairment expense	—	3,907
Other	(141)	(30)
Increase in accrued interest receivable	(57,864)	(193,926)
Increase in accounts receivable	(7,637)	(15,328)
(Increase) decrease in other assets	(21,976)	49,255
(Decrease) increase in accrued interest payable	(9,334)	10,619
Increase (decrease) in other liabilities	56,023	(7,159)
(Decrease) increase in due to customers	(60,369)	1,470
Net cash provided by operating activities	142,918	193,557
Cash flows from investing activities, net of acquisition:
Purchases of loans	(1,360,873)	(3,187,434)
Purchases of loans from a related party	(32,580)	(44,522)
Net proceeds from loan repayments, claims, capitalized interest, and other	2,628,156	2,484,596
Proceeds from sale of loans	42,215	23,712
Purchases of available-for-sale securities	(1,010)	(38,064)
Proceeds from sales of available-for-sale securities	169	58,594
Purchases of investments and issuance of notes receivable	(70,600)	(49,216)
Proceeds from investments and notes receivable	54,819	21,461
Purchases of property and equipment	(67,681)	(96,480)
Business acquisition, net of cash and restricted cash acquired	—	(109,152)
Net cash provided by (used in) investing activities	1,192,615	(936,505)
Cash flows from financing activities:
Payments on bonds and notes payable	(3,718,851)	(2,149,449)
Proceeds from issuance of bonds and notes payable	2,410,363	3,004,848
Payments of debt issuance costs	(10,527)	(10,953)
Payment of debt extinguishment costs	(14,030)	—
Dividends paid	(21,546)	(19,539)
Repurchases of common stock	(40,262)	(16,520)
Proceeds from issuance of common stock	1,171	993
Acquisition of noncontrolling interest	—	(13,449)
Issuance of noncontrolling interests	4,138	768
Distribution to noncontrolling interests	(173)	(351)
Net cash (used in) provided by financing activities	(1,389,717)	796,348
Net (decrease) increase in cash, cash equivalents, and restricted cash	(54,184)	53,400
Cash, cash equivalents, and restricted cash, beginning of period	1,192,391	942,066
Cash, cash equivalents, and restricted cash, end of period	$1,138,207	995,466

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$518,557	425,782
Cash disbursements (refunds received) for income taxes, net	$14,820	(6,491)
Noncash investing and financing activity:
Receipt of beneficial interest in consumer loan securitization	$7,921	—
Distribution to noncontrolling interest	$3,805	—
Supplemental disclosures of noncash activities regarding the adoption of the new lease standard on January 1, 2019 are contained in note 1.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Total cash and cash equivalents	$160,979	121,347	83,537	66,752
Restricted cash	667,919	701,366	723,338	688,193
Restricted cash - due to customers	309,309	369,678	188,591	187,121
Cash, cash equivalents, and restricted cash	$1,138,207	1,192,391	995,466	942,066
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2018 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
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
The following table provides supplemental balance sheet information related to leases:

As of
September 30, 2019
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheet	$34,264
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheet	$35,237

The following table provides components of lease expense:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Rental expense, which is included in "other expenses" on the consolidated statements of income (a)	$2,776	8,276
Rental expense, which is included in "cost to provide communications services" on the consolidated statements of income (a)	428	1,138
Total operating rental expense	$3,204	9,414

(a) Includes short-term and variable lease costs, which are immaterial.
The following table provides supplemental cash flow information related to leases:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$7,307
Supplemental noncash activity:
Operating ROU assets obtained in exchange for lease obligations, excluding impact of adoption	$7,972
Weighted average remaining lease term and discount rate are shown below:

As of
September 30, 2019
Weighted average remaining lease term (years)	7.2
Weighted average discount rate	3.95%
Maturity of lease liabilities are shown below:

2019 (October 1 - December 31)	$2,638
2020	9,916
2021	6,803
2022	4,652
2023	3,640
2024 and thereafter	12,996
Total lease payments	40,645
Imputed interest	(5,408)
Total	$35,237

The Company adopted the new lease standard using the effective date as its date of initial application as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments as of December 31, 2018 are shown below:

2019	$9,181
2020	8,261
2021	5,776
2022	3,745
2023	2,904
2024 and thereafter	5,479
Total minimum lease payments	$35,346

2.  Loans Receivable and Allowance for Loan Losses
Loans receivable consisted of the following:

	As of	As of
	September 30, 2019	December 31, 2018
Federally insured student loans:
Stafford and other	$4,720,338	4,969,667
Consolidation	15,975,499	17,186,229
Total	20,695,837	22,155,896
Private education loans	189,912	225,975
Consumer loans	321,199	138,627
	21,206,948	22,520,498
Loan discount, net of unamortized loan premiums and deferred origination costs	(36,483)	(53,572)
Non-accretable discount	(32,607)	(29,396)
Allowance for loan losses:
Federally insured loans	(37,676)	(42,310)
Private education loans	(9,882)	(10,838)
Consumer loans	(18,859)	(7,240)
	$21,071,441	22,377,142
On May 1, 2019, the Company sold $47.7 million (par value) of consumer loans to an unrelated third party who securitized such loans. The Company recognized a $1.7 million (pre-tax) gain as part of this transaction. As partial consideration received for the consumer loans sold, the Company received an approximate 11 percent residual interest in the consumer loan securitization that is included in "investments and notes receivable" on the Company's consolidated balance sheet.
Subsequent to September 30, 2019, the Company made the decision to sell an additional $179.3 million (par value) of consumer loans to an unrelated third party who securitized such loans. As of September 30, 2019, these loans were classified as held for investment and are included in the table above. As partial consideration received for the consumer loans sold, the Company received an approximate 29 percent residual interest in the consumer loan securitization. The Company will recognize a gain in the fourth quarter of 2019 of $15.5 million (pre-tax) from the sale of these loans.

Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Loan sale and other	Balance at end of period
	Three months ended September 30, 2019
Federally insured loans	$39,056	2,000	(3,380)	—	—	37,676
Private education loans	10,157	—	(459)	184	—	9,882
Consumer loans	13,378	8,000	(2,759)	240	—	18,859
	$62,591	10,000	(6,598)	424	—	66,417

	Three months ended September 30, 2018
Federally insured loans	$37,263	8,000	(2,210)	—	—	43,053
Private education loans	11,664	—	(535)	124	—	11,253
Consumer loans	4,788	2,500	(1,403)	26	—	5,911
	$53,715	10,500	(4,148)	150	—	60,217

	Nine months ended September 30, 2019
Federally insured loans	$42,310	6,000	(10,634)	—	—	37,676
Private education loans	10,838	—	(1,529)	573	—	9,882
Consumer loans	7,240	20,000	(7,417)	536	(1,500)	18,859
	$60,388	26,000	(19,580)	1,109	(1,500)	66,417

	Nine months ended September 30, 2018
Federally insured loans	$38,706	12,000	(8,653)	—	1,000	43,053
Private education loans	12,629	—	(1,846)	470	—	11,253
Consumer loans	3,255	6,000	(3,376)	32	—	5,911
	$54,590	18,000	(13,875)	502	1,000	60,217

Loan Status and Delinquencies
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan delinquency amounts.

	As of September 30, 2019		As of December 31, 2018		As of September 30, 2018
Federally insured loans:
Loans in-school/grace/deferment	$1,243,705		$1,298,493		$1,410,902
Loans in forbearance	1,391,482		1,430,291		1,487,107
Loans in repayment status:
Loans current	15,646,231	86.7%	16,882,252	86.9%	16,921,119	86.8%
Loans delinquent 31-60 days	662,431	3.8	683,084	3.5	689,454	3.5
Loans delinquent 61-90 days	402,197	2.2	427,764	2.2	412,639	2.1
Loans delinquent 91-120 days	279,524	1.5	283,831	1.5	347,013	1.8
Loans delinquent 121-270 days	795,230	4.4	806,692	4.2	853,224	4.4
Loans delinquent 271 days or greater	275,037	1.4	343,489	1.7	269,285	1.4
Total loans in repayment	18,060,650	100.0%	19,427,112	100.0%	19,492,734	100.0%
Total federally insured loans	$20,695,837		$22,155,896		$22,390,743
Private education loans:
Loans in-school/grace/deferment	$3,944		$4,320		$3,550
Loans in forbearance	2,242		1,494		1,577
Loans in repayment status:
Loans current	173,883	94.7%	208,977	95.0%	156,383	95.2%
Loans delinquent 31-60 days	3,011	1.6	3,626	1.6	1,796	1.1
Loans delinquent 61-90 days	1,370	0.7	1,560	0.7	1,155	0.7
Loans delinquent 91 days or greater	5,462	3.0	5,998	2.7	5,006	3.0
Total loans in repayment	183,726	100.0%	220,161	100.0%	164,340	100.0%
Total private education loans	$189,912		$225,975		$169,467
Consumer loans:
Loans in repayment status:
Loans current	$315,708	98.3%	$136,130	98.2%	$110,885	98.5%
Loans delinquent 31-60 days	2,249	0.7	1,012	0.7	905	0.8
Loans delinquent 61-90 days	1,617	0.5	832	0.6	355	0.3
Loans delinquent 91 days or greater	1,625	0.5	653	0.5	402	0.4
Total loans in repayment	321,199	100.0%	138,627	100.0%	112,547	100.0%
Total consumer loans	$321,199		$138,627		$112,547

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$18,961,410	2.20% - 3.81%	11/25/24 - 9/26/67
Bonds and notes based on auction	773,726	3.02% - 3.84%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	19,735,136
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitization	374,500	2.53% / 3.45%	10/25/67
FFELP warehouse facilities	739,448	2.22% / 2.26%	11/20/20 / 5/31/22
Consumer loan warehouse facility	144,022	2.23%	4/23/22
Variable-rate bonds and notes issued in private education loan asset- backed securitizations	82,338	3.40% / 3.77%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	53,368	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.46%	9/15/61
Other borrowings	45,465	2.77% - 3.85%	10/7/19 - 5/30/22
	21,194,658
Discount on bonds and notes payable and debt issuance costs	(284,468)
Total	$20,910,190

	As of December 31, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,192,123	2.59% - 4.52%	11/25/24 - 2/25/67
Bonds and notes based on auction	793,476	2.84% - 3.55%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,985,599
FFELP warehouse facilities	986,886	2.65% / 2.71%	5/20/20 / 5/31/21
Variable-rate bonds and notes issued in private education loan asset-backed securitization	50,720	4.26%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	63,171	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	310,000	3.92% - 4.01%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	6.17%	9/15/61
Other borrowings	120,342	3.05% - 5.22%	1/3/19 - 12/15/45
	22,537,099
Discount on bonds and notes payable and debt issuance costs	(318,359)
Total	$22,218,740

FFELP Warehouse Facilities
The Company funds the majority of its Federal Family Education Loan Program (the "FFEL Program" or "FFELP") loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of September 30, 2019, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$500,000	500,000	1,000,000
Amount outstanding	387,510	351,938	739,448
Amount available	$112,490	148,062	260,552
Expiration of liquidity provisions	November 20, 2019	May 31, 2020
Final maturity date	November 20, 2020	May 31, 2022
Advanced as equity support	$22,238	25,853	48,091
(a) On March 8, 2019, the Company decreased the maximum financing amount for this warehouse facility to $500 million. On May 16, 2019, the Company extended the expiration of liquidity provisions to November 20, 2019, and extended the maturity date to November 20, 2020.
(b) On May 30, 2019, the Company extended the expiration of liquidity provisions to May 31, 2020, and extended the maturity date to May 31, 2022.
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transactions completed during the first nine months of 2019.

	2019-1			2019-2	Private education loan 2019-A	2019-3	2019-4	2019-5	Total
	Class A-1 Notes	Class A-2 Notes	2019-1 total
Date securities issued	2/27/19	2/27/19	2/27/19	4/30/19	6/25/19	7/24/19	8/22/19	9/25/19
Total original principal amount	$35,700	448,000	496,800	416,100	47,159	498,300	418,600	374,500	2,251,459

Class A senior notes:
Total principal amount	$35,700	448,000	483,700	405,000	47,159	485,800	408,000	364,500	2,194,159
Bond discount	—	—	—	—	—	—	—	(114)	(114)
Issue price	$35,700	448,000	483,700	405,000	47,159	485,800	408,000	364,386	2,194,045
Cost of funds	1-month LIBOR plus 0.30%	1-month LIBOR plus 0.75%		1-month LIBOR plus 0.90%	Prime rate less 1.60%	1-month LIBOR plus 0.80%	1-month LIBOR plus 0.87%	2.53%
Final maturity date	4/25/67	4/25/67		6/27/67	6/25/49	8/25/67	9/26/67	10/25/67

Class B subordinated notes:
Total principal amount			13,100	11,100		12,500	10,600	10,000	57,300
Bond discount			—	—		—	—	(4)	(4)
Issue price			13,100	11,100		12,500	10,600	9,996	57,296
Cost of funds			1-month LIBOR plus 1.40%	1-month LIBOR plus 1.50%		1-month LIBOR plus 1.55%	1-month LIBOR plus 1.65%	3.45%
Final maturity date			4/25/67	6/27/67		8/25/67	9/26/67	10/25/67
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
During the third quarter of 2019, the Company extinguished an additional $675.6 million of notes payable included in certain FFELP asset-backed securitizations prior to the notes' contractual maturities. To extinguish the notes, the Company paid a premium of $12.6 million and wrote off $1.4 million of debt issuance costs. In total, the Company recognized $14.0 million in expenses in the third quarter of 2019 to extinguish these notes, which is included in other expenses on the consolidated statements of income.

Consumer Loan Warehouse Facility
On January 11, 2019, the Company obtained a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, and a maturity date of January 10, 2022. On April 25, 2019, the Company amended the agreement for this warehouse facility to increase the aggregate maximum financing amount available to $200.0 million, extend the expiration of liquidity provisions to April 23, 2021, and extend the final maturity date to April 23, 2022. As of September 30, 2019, $144.0 million was outstanding under this warehouse facility and $56.0 million was available for future funding. Additionally, as of September 30, 2019, the Company had $50.2 million advanced as equity support under this facility.
Unsecured Line of Credit
The Company has a $382.5 million unsecured line of credit that has a maturity date of June 22, 2023. As of September 30, 2019, no amount was outstanding under the line of credit. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $400.0 million, subject to certain conditions.
Other Borrowings
During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. Included in "other borrowings" as of September 30, 2019 and December 31, 2018, was $40.5 million and $41.4 million, respectively, subject to this repurchase agreement.
During 2018, the Company entered into a repurchase agreement, the proceeds of which were collateralized by private education loans. On June 25, 2019, the Company terminated this repurchase agreement. Included in "other borrowings" as of December 31, 2018 was $45.0 million subject to this repurchase agreement.
On May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022 and an interest rate of one-month LIBOR plus 1.75%. As of September 30, 2019, $5.0 million was outstanding under this line of credit and $17.0 million was available for future use. The line of credit is secured by several Company-owned properties.
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
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2018 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2019 and December 31, 2018 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

	Notional amount
	As of September 30,	As of December 31,
Maturity	2019	2018
2019	$—	3,500,000
2020	1,000,000	1,000,000
2021	250,000	250,000
2022 (a)	2,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	250,000
2026	1,150,000	1,150,000
2027 (b)	250,000	375,000
2028 (b)	—	325,000
2029 (b)	—	100,000
2031 (b)	—	300,000
	$7,150,000	10,000,000
(a) $750 million of the notional amount of these derivatives have forward effective start dates in May 2020.
(b) During the third quarter of 2019, the Company terminated $125 million (notional amount), $325 million (notional amount), $100 million (notional amount), and $300 million (notional amount) of 1:3 Basis Swaps that had a maturity date in 2027, 2028, 2029, and 2031, respectively, and received $0.5 million in net proceeds.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2019 and December 31, 2018 was one-month LIBOR plus 9.7 basis points and 9.4 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2019		As of December 31, 2018
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$500,000	1.12%	$3,250,000	0.97%
2020	1,500,000	1.01	1,500,000	1.01
2021	600,000	2.15	100,000	2.95
2022 (b)	250,000	1.65	—	—
2023	150,000	2.25	400,000	2.24
2024	—	—	300,000	2.28
2027	—	—	25,000	2.35
	$3,000,000	1.37%	$5,575,000	1.18%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) These derivatives have forward effective start dates in June 2021.
During the first and third quarters of 2019, the Company received $2.1 million and paid $16.5 million, respectively, to terminate $100.0 million (notional amount) and $700.0 million (notional amount), respectively, of floor income interest rate swaps prior to their final maturity.
Interest Rate Swap Options – Floor Income Hedges
During 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively, for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options gave the Company the right, but not the obligation, to enter into interest rate swaps during the third quarter of 2019 in which the Company would pay a weighted average fixed amount of 3.21 percent and receive discrete one-month or three-month LIBOR. The Company did not exercise its rights on these options, and such swap options expired.

Interest Rate Caps
In June 2015 and June 2019, the Company paid $2.9 million and $0.3 million, respectively, for interest rate cap contracts to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. In the event that the one-month LIBOR or three-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. The following table summarizes these derivative instruments as of September 30, 2019.

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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
Interest rate swap options - floor income hedges	$—	1,465	—	—
Interest rate caps	57	353	—	—
Total	$57	1,818	—	—
Income Statement Impact
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Settlements:
1:3 basis swaps	$234	3,361	3,375	4,676
Interest rate swaps - floor income hedges	7,064	19,087	35,931	46,752
Interest rate swaps - hybrid debt hedges	—	(124)	—	(410)
Total settlements - income	7,298	22,324	39,306	51,018
Change in fair value:
1:3 basis swaps	6,636	1,283	4,427	12,058
Interest rate swaps - floor income hedges	(12,094)	(7,427)	(75,657)	34,008
Interest rate swap options - floor income hedges	(1)	(31)	(1,465)	437
Interest rate caps	(171)	119	(570)	567
Interest rate swaps - hybrid debt hedges	—	830	—	2,839
Total change in fair value - (expense) income	(5,630)	(5,226)	(73,265)	49,909
Derivative market value adjustments and derivative settlements, net - income (expense)	$1,668	17,098	(33,959)	100,927

5.  Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of September 30, 2019				As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale	$48,772	3,802	—	52,574	47,931	5,109	—	53,040
Equity securities	13,913	4,114	(725)	17,302	12,909	5,145	(407)	17,647
Total investments (at fair value)	$62,685	7,916	(725)	69,876	60,840	10,254	(407)	70,687

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds:
Measurement alternative				71,752				70,939
Equity method				11,396				19,230
Other				850				900
Total venture capital and funds				83,998				91,069
Real estate:
Equity method				44,995				29,168
Other				1,372				34,211
Total real estate				46,367				63,379

Beneficial interest in consumer loan securitization				5,755				—
Tax liens and affordable housing				6,420				7,862
Notes receivable				—				16,373
Total investments and notes receivable (not measured at fair value)				142,540				178,683
Total investments and notes receivable				$212,416				249,370

6. Intangible Assets
Intangible assets consist of the following:

	Weighted average remaining useful life as of September 30, 2019 (months)
		As of	As of
		September 30, 2019	December 31, 2018
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $53,926 and $33,968, respectively)	80	$78,527	98,484
Trade names (net of accumulated amortization of $8,367 and $5,825, respectively)	92	8,326	10,868
Computer software (net of accumulated amortization of $2,741 and $15,420, respectively)	17	2,646	4,938
Total - amortizable intangible assets, net	80	$89,499	114,290
The Company recorded amortization expense on its intangible assets of $8.0 million and $7.9 million during the three months ended September 30, 2019 and 2018, respectively, and $24.8 million and $21.9 million during the nine months ended September 30, 2019 and 2018, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2019, the Company estimates it will record amortization expense as follows:

2019 (October 1 - December 31)	$7,967
2020	29,515
2021	18,761
2022	7,172
2023	6,925
2024 and thereafter	19,159
$89,499

7. Goodwill
The carrying amount of goodwill as of December 31, 2018 and September 30, 2019 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$23,639	70,278	21,112	41,883	—	156,912

8. Property and Equipment
Property and equipment consisted of the following:

		As of	As of
	Useful life	September 30, 2019	December 31, 2018
Non-communications:
Computer equipment and software	1-5 years	$161,420	137,705
Building and building improvements	5-48 years	38,621	50,138
Office furniture and equipment	1-10 years	24,354	22,796
Leasehold improvements	1-15 years	10,193	9,327
Transportation equipment	5-10 years	5,049	5,123
Land	—	1,400	3,328
Construction in progress	—	3,740	3,578
		244,777	231,995
Accumulated depreciation - non-communications		(147,266)	(123,003)
Non-communications, net property and equipment		97,511	108,992

Communications:
Network plant and fiber	4-15 years	246,971	215,787
Customer located property	3-4 years	25,966	21,234
Central office	5-15 years	17,499	15,688
Transportation equipment	4-10 years	6,728	6,580
Computer equipment and software	1-5 years	5,443	4,943
Other	1-39 years	3,391	3,219
Land	—	70	70
Construction in progress	—	2,051	6,344
		308,119	273,865
Accumulated depreciation - communications		(63,229)	(38,073)
Communications, net property and equipment		244,890	235,792
Total property and equipment, net		$342,401	344,784
The Company recorded depreciation expense on its property and equipment of $19.7 million and $15.1 million during the three months ended September 30, 2019 and 2018, respectively, and $51.6 million and $41.1 million during the nine months ended September 30, 2019 and 2018, respectively.

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

	Three months ended September 30,
	2019			2018
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$32,778	434	33,212	42,354	573	42,927

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,356,311	520,818	39,877,129	40,441,783	547,182	40,988,965
Earnings per share - basic and diluted	$0.83	0.83	0.83	1.05	1.05	1.05

	Nine months ended September 30,
	2019			2018
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$98,125	1,298	99,423	203,881	2,406	206,287

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,574,868	523,478	40,098,346	40,464,638	477,539	40,942,177
Earnings per share - basic and diluted	$2.48	2.48	2.48	5.04	5.04	5.04

10.  Segment Reporting
See note 14 of the notes to consolidated financial statements included in the 2018 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$532	3,499	—	233,225	2,859	(1,171)	238,945
Interest expense	51	12	—	171,485	2,110	(1,171)	172,488
Net interest income (expense)	481	3,487	—	61,740	749	—	66,457
Less provision for loan losses	—	—	—	10,000	—	—	10,000
Net interest income (loss) after provision for loan losses	481	3,487	—	51,740	749	—	56,457
Other income:
Loan servicing and systems revenue	113,286	—	—	—	—	—	113,286
Intersegment servicing revenue	11,611	—	—	—	—	(11,611)	—
Education technology, services, and payment processing revenue	—	74,251	—	—	—	—	74,251
Communications revenue	—	—	16,470	—	—	—	16,470
Other income	2,291	—	532	3,384	7,231	—	13,439
Derivative settlements, net	—	—	—	7,298	—	—	7,298
Derivative market value adjustments, net	—	—	—	(5,630)	—	—	(5,630)
Total other income	127,188	74,251	17,002	5,052	7,231	(11,611)	219,114
Cost of services:
Cost to provide education technology, services, and payment processing services	—	25,671	—	—	—	—	25,671
Cost to provide communications services	—	—	5,236	—	—	—	5,236
Total cost of services	—	25,671	5,236	—	—	—	30,907
Operating expenses:
Salaries and benefits	69,209	23,826	5,763	394	17,479	—	116,670
Depreciation and amortization	8,565	2,997	10,926	—	5,212	—	27,701
Loan servicing fees to third parties	—	—	—	3,382	—	—	3,382
Other expenses	16,686	5,325	3,842	15,672	13,422	—	54,947
Intersegment expenses, net	12,955	3,194	701	11,678	(16,917)	(11,611)	—
Total operating expenses	107,415	35,342	21,232	31,126	19,196	(11,611)	202,700
Income (loss) before income taxes	20,254	16,725	(9,466)	25,666	(11,216)	—	41,964
Income tax (expense) benefit	(4,861)	(4,014)	2,272	(6,160)	3,935	—	(8,829)
Net income (loss)	15,393	12,711	(7,194)	19,506	(7,281)	—	33,135
Net loss (income) attributable to noncontrolling interests	—	—	—	—	77	—	77
Net income (loss) attributable to Nelnet, Inc.	$15,393	12,711	(7,194)	19,506	(7,204)	—	33,212

Total assets as of September 30, 2019	$222,606	413,076	306,743	22,520,688	685,998	(212,392)	23,936,719

	Three months ended September 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$381	1,513	1	236,039	6,860	(4,846)	239,948
Interest expense	—	3	4,174	176,874	3,968	(4,846)	180,175
Net interest income (expense)	381	1,510	(4,173)	59,165	2,892	—	59,773
Less provision for loan losses	—	—	—	10,500	—	—	10,500
Net interest income (loss) after provision for loan losses	381	1,510	(4,173)	48,665	2,892	—	49,273
Other income:
Loan servicing and systems revenue	112,579	—	—	—	—	—	112,579
Intersegment servicing revenue	12,290	—	—	—	—	(12,290)	—
Education technology, services, and payment processing revenue	—	58,409	—	—	—	—	58,409
Communications revenue	—	—	11,818	—	—	—	11,818
Other income	1,948	—	950	3,267	10,508	—	16,673
Derivative settlements, net	—	—	—	22,448	(124)	—	22,324
Derivative market value adjustments, net	—	—	—	(6,056)	830	—	(5,226)
Total other income	126,817	58,409	12,768	19,659	11,214	(12,290)	216,577
Cost of services:
Cost to provide education technology, services, and payment processing services	—	19,087	—	—	—	—	19,087
Cost to provide communications services	—	—	4,310	—	—	—	4,310
Total cost of services	—	19,087	4,310	—	—	—	23,397
Operating expenses:
Salaries and benefits	70,440	19,972	4,554	424	18,782	—	114,172
Depreciation and amortization	8,957	3,435	6,167	—	4,433	—	22,992
Loan servicing fees to third parties	—	—	—	3,087	—	—	3,087
Other expenses	19,638	4,943	3,151	845	16,616	—	45,194
Intersegment expenses, net	15,029	2,494	598	12,378	(18,208)	(12,290)	—
Total operating expenses	114,064	30,844	14,470	16,734	21,623	(12,290)	185,445
Income (loss) before income taxes	13,134	9,988	(10,185)	51,590	(7,517)	—	57,008
Income tax (expense) benefit	(3,152)	(2,397)	2,444	(12,381)	1,604	—	(13,882)
Net income (loss)	9,982	7,591	(7,741)	39,209	(5,913)	—	43,126
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(199)	—	(199)
Net income (loss) attributable to Nelnet, Inc.	$9,982	7,591	(7,741)	39,209	(6,112)	—	42,927

Total assets as of September 30, 2018	$276,153	243,497	271,370	23,927,156	723,985	(337,236)	25,104,925

	Nine months ended September 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,579	7,175	3	723,388	7,170	(2,995)	736,319
Interest expense	70	32	—	544,319	9,796	(2,995)	551,221
Net interest income (expense)	1,509	7,143	3	179,069	(2,626)	—	185,098
Less provision for loan losses	—	—	—	26,000	—	—	26,000
Net interest income (loss) after provision for loan losses	1,509	7,143	3	153,069	(2,626)	—	159,098
Other income:
Loan servicing and systems revenue	342,169	—	—	—	—	—	342,169
Intersegment servicing revenue	35,426	—	—	—	—	(35,426)	—
Education technology, services, and payment processing revenue	—	213,753	—	—	—	—	213,753
Communications revenue	—	—	46,770	—	—	—	46,770
Other income	6,642	—	1,019	11,796	19,200	—	38,658
Derivative settlements, net	—	—	—	39,306	—	—	39,306
Derivative market value adjustments, net	—	—	—	(73,265)	—	—	(73,265)
Total other income	384,237	213,753	47,789	(22,163)	19,200	(35,426)	607,391
Cost of services:
Cost to provide education technology, services, and payment processing services	—	62,601	—	—	—	—	62,601
Cost to provide communications services	—	—	15,096	—	—	—	15,096
Total cost of services	—	62,601	15,096	—	—	—	77,697
Operating expenses:
Salaries and benefits	201,924	69,656	15,692	1,153	50,517	—	338,942
Depreciation and amortization	26,236	9,832	26,025	—	14,305	—	76,398
Loan servicing fees to third parties	—	—	—	9,431	—	—	9,431
Other expenses	52,732	16,440	11,184	19,667	38,107	—	138,131
Intersegment expenses, net	40,317	9,642	2,081	35,630	(52,244)	(35,426)	—
Total operating expenses	321,209	105,570	54,982	65,881	50,685	(35,426)	562,902
Income (loss) before income taxes	64,537	52,725	(22,286)	65,025	(34,111)	—	125,890
Income tax (expense) benefit	(15,489)	(12,654)	5,349	(15,606)	11,971	—	(26,429)
Net income (loss)	49,048	40,071	(16,937)	49,419	(22,140)	—	99,461
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(38)	—	(38)
Net income (loss) attributable to Nelnet, Inc.	$49,048	40,071	(16,937)	49,419	(22,178)	—	99,423

Total assets as of September 30, 2019	$222,606	413,076	306,743	22,520,688	685,998	(212,392)	23,936,719

	Nine months ended September 30, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$931	2,927	3	662,881	17,673	(12,420)	671,995
Interest expense	—	3	9,987	480,729	8,875	(12,420)	487,174
Net interest income (expense)	931	2,924	(9,984)	182,152	8,798	—	184,821
Less provision for loan losses	—	—	—	18,000	—	—	18,000
Net interest income (loss) after provision for loan losses	931	2,924	(9,984)	164,152	8,798	—	166,821
Other income:
Loan servicing and systems revenue	327,265	—	—	—	—	—	327,265
Intersegment servicing revenue	34,670	—	—	—	—	(34,670)	—
Education technology, services, and payment processing revenue	—	167,372	—	—	—	—	167,372
Communications revenue	—	—	31,327	—	—	—	31,327
Other income	5,196	—	950	9,391	29,272	—	44,808
Derivative settlements, net	—	—	—	51,428	(410)	—	51,018
Derivative market value adjustments, net	—	—	—	47,070	2,839	—	49,909
Total other income	367,131	167,372	32,277	107,889	31,701	(34,670)	671,699
Cost of services:
Cost to provide education technology, services, and payment processing services	—	44,087	—	—	—	—	44,087
Cost to provide communications services	—	—	11,892	—	—	—	11,892
Total cost of services	—	44,087	11,892	—	—	—	55,979
Operating expenses:
Salaries and benefits	198,411	58,552	13,284	1,183	50,502	—	321,932
Depreciation and amortization	23,237	10,062	16,585	—	13,058	—	62,943
Loan servicing fees to third parties	—	—	—	9,428	—	—	9,428
Other expenses	51,591	14,950	8,811	2,982	40,686	—	119,020
Intersegment expenses, net	43,968	7,630	1,802	34,943	(53,672)	(34,670)	—
Total operating expenses	317,207	91,194	40,482	48,536	50,574	(34,670)	513,323
Income (loss) before income taxes	50,855	35,015	(30,081)	223,505	(10,075)	—	269,218
Income tax (expense) benefit	(12,399)	(8,404)	7,220	(53,641)	3,855	—	(63,369)
Net income (loss)	38,456	26,611	(22,861)	169,864	(6,220)	—	205,849
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(371)	—	438
Net income (loss) attributable to Nelnet, Inc.	$39,264	26,611	(22,861)	169,864	(6,591)	—	206,287

Total assets as of September 30, 2018	$276,153	243,497	271,370	23,927,156	723,985	(337,236)	25,104,925

11. Disaggregated Revenue and Deferred Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Government servicing - Nelnet	$38,645	38,907	118,744	118,015
Government servicing - Great Lakes	46,234	45,671	139,285	122,107
Private education and consumer loan servicing	9,561	10,007	28,026	31,990
FFELP servicing	6,089	7,422	19,208	24,259
Software services	10,493	8,201	30,255	24,461
Outsourced services and other	2,264	2,371	6,651	6,433
Loan servicing and systems revenue	$113,286	112,579	342,169	327,265
Education Technology, Services, and Payment Processing

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tuition payment plan services	$25,760	19,771	80,589	63,209
Payment processing	35,138	26,956	85,428	62,908
Education technology and services	13,067	11,419	46,872	40,411
Other	286	263	864	844
Education technology, services, and payment processing revenue	$74,251	58,409	213,753	167,372
Communications

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Internet	$9,899	6,453	27,641	16,541
Television	4,068	3,380	12,020	9,241
Telephone	2,487	1,962	7,062	5,482
Other	16	23	47	63
Communications revenue	$16,470	11,818	46,770	31,327

Residential revenue	$12,397	8,896	35,351	23,367
Business revenue	4,025	2,861	11,256	7,779
Other	48	61	163	181
Communications revenue	$16,470	11,818	46,770	31,327
Other Income
The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Borrower late fee income	$3,196	3,253	9,870	8,994
Management fee revenue	2,084	1,756	6,007	4,673
Gain on investments and notes receivable, net of losses	1,948	2,503	5,779	10,291
Investment advisory services	753	1,183	2,194	4,169
Other	5,458	7,978	14,808	16,681
Other income	$13,439	16,673	38,658	44,808

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
	Three months ended September 30, 2019
Balance, beginning of period	$3,315	21,489	3,080	1,611	29,495
Deferral of revenue	881	42,752	9,302	953	53,888
Recognition of revenue	(1,149)	(21,820)	(9,158)	(850)	(32,977)
Balance, end of period	$3,047	42,421	3,224	1,714	50,406

	Three months ended September 30, 2018
Balance, beginning of period	$3,771	17,989	2,149	1,751	25,660
Deferral of revenue	1,591	34,252	6,567	2,764	45,174
Recognition of revenue	(1,754)	(17,049)	(6,342)	(2,858)	(28,003)
Balance, end of period	$3,608	35,192	2,374	1,657	42,831

	Nine months ended September 30, 2019
Balance, beginning of period	$4,413	30,556	2,551	1,602	39,122
Deferral of revenue	2,761	81,484	26,366	2,530	113,141
Recognition of revenue	(4,127)	(69,619)	(25,693)	(2,418)	(101,857)
Balance, end of period	$3,047	42,421	3,224	1,714	50,406

	Nine months ended September 30, 2018
Balance, beginning of period	$4,968	24,164	1,665	1,479	32,276
Deferral of revenue	2,555	65,940	17,916	4,869	91,280
Recognition of revenue	(3,915)	(54,912)	(17,207)	(4,691)	(80,725)
Balance, end of period	$3,608	35,192	2,374	1,657	42,831

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by Nelnet Servicing related to this contract was $38.6 million and $38.9 million for the three months ended September 30, 2019 and 2018, and $118.7 million and $118.0 million for the nine months ended September 30, 2019 and 2018, respectively.
In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $46.2 million and $45.7 million for the three months ended September 30, 2019 and 2018, respectively, and $139.3 million for the nine months ended September 30, 2019. Revenue of $122.1 million was earned for the period from February 7, 2018 to September 30, 2018.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On May 15, 2019, Nelnet Servicing and Great Lakes each received a Modification of Contract from the Department's Office of Federal Student Aid ("FSA") pursuant to which FSA extended the expiration date of the current contracts to December 15, 2019.
In addition, Nelnet Servicing's current Authority to Operate as a loan servicer for the Department expires on December 13, 2019, and is currently under review for renewal. The Company cannot predict the timing or outcome of this review.

FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019 and October 4, 2019, the Company responded to the EPS component. In addition, on August 1, 2019, the Company responded to the BPO component. The Company is also part of a team that has responded and intends to respond to various aspects of the OPS component. The Company cannot predict the timing, nature, or outcome of these solicitations.

13. Related Party Transactions (dollar amounts in this note are not in thousands)

On July 26, 2019, the Company, as lender, received a $16.0 million promissory note from Hudl, of which David R. Graff, a member of the Company's Board of Directors, is CEO, co-founder, and a director. The promissory note carried a 14 percent interest rate and was due 180 days from the date of issuance. In connection with this promissory note, the Company entered into a Subordination Agreement with Union Bank and Trust Company ("Union Bank"), a related party, effective as of July 26, 2019, which required the Company to subordinate its promissory note from Hudl to existing notes Union Bank holds from Hudl. The $16.0 million promissory note from Hudl was paid in full to the Company in August 2019.
During the third quarter of 2019, the Company, Farmers & Merchants Investment Inc. (the parent of Union Bank) ("F&M"), and the holding company of BankFirst of Norfolk, Nebraska (BankFirst), of which Michael S. Dunlap is a member of the Board of Directors, co-invested $0.7 million, $2.1 million, and $2.1 million, respectively, in a Company-managed limited liability company that invests in renewable energy. As part of these transactions, the Company receives management and performance fees under a management agreement. During the third quarter of 2019, the Company earned a total of approximately $138,000 of management fees under this agreement, allocable in equal amounts of approximately $69,000 to the investments of each of F&M and BankFirst.
14.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2019			As of December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan and other asset-backed securities - available-for-sale	$—	52,471	52,471	—	52,936	52,936
Equity securities	3,263	—	3,263	2,722	—	2,722
Equity securities measured at net asset value (a)			14,039			14,925
Debt securities - available-for-sale	103	—	103	104	—	104
Total investments	3,366	52,471	69,876	2,826	52,936	70,687
Derivative instruments	—	57	57	—	1,818	1,818
Total assets	$3,366	52,528	69,933	2,826	54,754	72,505
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$21,892,651	21,071,441	—	—	21,892,651
Cash and cash equivalents	160,979	160,979	160,979	—	—
Investments (at fair value)	69,876	69,876	3,366	52,471	—
Beneficial interest in consumer loan securitization	5,755	5,755	—	—	5,755
Restricted cash	667,919	667,919	667,919	—	—
Restricted cash – due to customers	309,309	309,309	309,309	—	—
Accrued interest receivable	736,901	736,901	—	736,901	—
Derivative instruments	57	57	—	57	—
Financial liabilities:
Bonds and notes payable	20,824,456	20,910,190	—	20,824,456	—
Accrued interest payable	52,345	52,345	—	52,345	—
Due to customers	309,309	309,309	309,309	—	—

	As of December 31, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,521,171	22,377,142	—	—	23,521,171
Cash and cash equivalents	121,347	121,347	121,347	—	—
Investments (at fair value)	70,687	70,687	2,826	52,936	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	701,366	701,366	701,366	—	—
Restricted cash – due to customers	369,678	369,678	369,678	—	—
Accrued interest receivable	679,197	679,197	—	679,197	—
Derivative instruments	1,818	1,818	—	1,818	—
Financial liabilities:
Bonds and notes payable	22,270,462	22,218,740	—	22,270,462	—
Accrued interest payable	61,679	61,679	—	61,679	—
Due to customers	369,678	369,678	369,678	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 20 of the notes to consolidated financial statements included in the 2018 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2019 and 2018. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
GAAP net income attributable to Nelnet, Inc.	$33,212	42,927	99,423	206,287
Realized and unrealized derivative market value adjustments	5,630	5,226	73,265	(49,909)
Tax effect (a)	(1,351)	(1,254)	(17,584)	11,978
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$37,491	46,899	155,104	168,356

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$0.83	1.05	2.48	5.04
Realized and unrealized derivative market value adjustments	0.14	0.12	1.83	(1.22)
Tax effect (a)	(0.03)	(0.03)	(0.44)	0.29
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$0.94	1.14	3.87	4.11
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

GAAP net income decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to the following factors:
•The recognition of a net loss for the nine months ended September 30, 2019, as compared to a net gain in 2018, related to changes in the fair values of derivative instruments that do not qualify for hedge accounting;
•The recognition of $14.0 million ($10.7 million after tax) of expenses during the three months ended September 30, 2019 and $15.8 million ($12.0 million after tax) of expenses during the nine months ended September 30, 2019 to extinguish notes payable in certain asset-backed securitizations prior to the notes' contractual maturities;
•A decrease in derivative settlements received by the Company due to a decrease in the notional amount of derivatives outstanding used by the Company to hedge loans earning fixed rate floor income; and
•An increase in the provision for loan losses related to the Company's growing portfolio of consumer loans.
These factors were partially offset by the contribution to net income from the Company's Loan Servicing and Systems and Education Technology, Services, and Payment Processing operating segments.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2019, the Company had a $21.1 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.8 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
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
The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three and nine months ended September 30, 2019 and 2018 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.

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
Loan Servicing and Systems
•On February 7, 2018, the Company acquired Great Lakes. The operating results of Great Lakes are reported in the Company's consolidated financial statements from the date of acquisition. Thus, there are nine months of Great Lakes' operations included in the nine months ended September 30, 2019 as compared to approximately eight months of activity in the nine months ended September 30, 2018.
•Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of September 30, 2019, Nelnet Servicing was servicing $184.4 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $240.3 billion of student loans for 7.4 million borrowers under its contract. These contracts previously provided for expiration on June 16, 2019. On May 15, 2019, Nelnet Servicing and Great Lakes each received a Modification of Contract from the Department's Office of Federal Student Aid ("FSA") pursuant to which FSA extended the expiration date of the current contracts to December 15, 2019.
In addition, Nelnet Servicing's current Authority to Operate as a loan servicer for the Department expires on December 13, 2019 and is currently under review for renewal. The Company cannot predict the timing or outcome of this review.
FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")

On April 1, 2019 and October 4, 2019, the Company responded to the EPS component. In addition, on August 1, 2019, the Company responded to the BPO component. The Company is also part of a team that has responded and intends to respond to various aspects of the OPS component. The Company cannot predict the timing, nature, or outcome of these solicitations.

•For the three months ended September 30, 2019 and 2018, and nine months ended September 30, 2019 and 2018, the before tax and noncontrolling interest operating margin (income before income taxes and noncontrolling interest divided by revenue) was 15.9 percent, 10.4 percent, 16.8 percent, and 14.1 percent, respectively. The third quarter of 2018 included an impairment charge of $3.9 million ($3.0 million after tax). The remaining increase in operating margin in the 2019 periods as compared to the same periods in 2018 was due primarily to efficiencies gained as a result of the completion of certain integration activities related to the Great Lakes acquisition.
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
•For the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018, before tax operating margin (income before income taxes divided by net revenue) was 34.4 percent, 25.4 percent, 34.9 percent, and 28.4 percent, respectively. The increase in the before tax operating margin in the 2019 periods as compared to the same periods in 2018 was due to operating leverage and cost reductions resulting from the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Communications
•ALLO recognized losses of $7.2 million and $16.9 million for the three and nine months ended September 30, 2019, respectively, as compared to losses of $7.7 million and $22.9 million for the same periods in 2018, respectively. The decrease in ALLO's net loss in 2019, as compared to 2018, was primarily due to a decrease in interest expense. ALLO recognized $4.2 million and $10.0 million of interest expense to Nelnet, Inc. (parent company) during the three and nine months ended September 30, 2018, respectively. Subsequent to October 1, 2018, ALLO will not report interest expense in its income statement related to amounts contributed to ALLO from Nelnet, Inc. due to a recapitalization of ALLO.
•ALLO's management uses earnings (loss) before interest, income taxes, depreciation, and amortization ("EBITDA") to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. For the three months ended September 30, 2019 and 2018, ALLO had positive EBITDA of $1.5 million and $0.2 million, respectively, and for the nine months ended September 30, 2019 and 2018, ALLO had positive EBITDA of $3.7 million and negative EBITDA of $3.5 million, respectively. EBITDA is a supplemental non-GAAP performance measure which the Company believes provides useful additional information regarding a key metric used by management to assess ALLO's performance. See "Communications Operating Segment - Results of Operations - Summary and Comparison of Operating Results" below for additional information regarding the computation and use of EBITDA for ALLO.
•ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. During the second quarter of 2019, ALLO announced plans to expand its network to make services available in Breckenridge, Colorado. ALLO began providing services in Lincoln, Nebraska in September 2016 as part of a multi-year project to pass substantially all commercial and residential properties in the community. As of the end of the first quarter of 2019, the build-out of the Lincoln community was substantially complete. For the nine months ended September 30, 2019, ALLO's capital expenditures were $37.2 million. The Company anticipates total ALLO network capital expenditures in the fourth quarter of 2019 will be approximately $13.0 million. However, this amount could change based on customer demand for ALLO's services.

•The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to develop and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.
Asset Generation and Management

•For the third quarter of 2019, the AGM segment recognized net interest income of $61.7 million, compared with $59.2 million for the same period in 2018. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. The AGM segment recognized income from derivative settlements of $7.3 million during the third quarter of 2019, compared with income of $22.4 million for the same period in 2018. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. Net interest income and derivative settlements for the AGM segment totaled $69.0 million and $81.6 million in the third quarter of 2019 and 2018, respectively.

•The Company's average balance of loans decreased to $21.6 billion for the third quarter of 2019, compared with $23.0 billion for the same period in 2018. Loan spread increased to 1.04 percent for the quarter ended September 30, 2019, compared with 0.90 percent for the same period in 2018. Core loan spread, which includes the impact of derivative settlements, decreased to 1.17 percent for the quarter ended September 30, 2019, compared with 1.30 percent for the same period in 2018. Core loan spread, a non-GAAP measure, is computed as set forth in "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" below. Management believes core loan spread is a useful supplemental non-GAAP measure that reflects adjustments for derivative settlements related to net interest income (loan spread). However, there is no comprehensive authoritative guidance for the presentation of this measure, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.
The Company recognized $19.7 million and $32.7 million in fixed rate floor income during the three months ended September 30, 2019 and 2018, respectively (which includes $7.1 million and $19.1 million, respectively, of settlement payments received on derivatives used to hedge student loans earning fixed rate floor income). Fixed rate floor income contributed 36 basis points and 57 basis points of core loan spread for the three months ended September 30, 2019 and 2018, respectively. The decrease in gross fixed rate floor income was due to higher interest rates in 2019 as compared to 2018, and the decrease in derivative settlement payments received on derivatives used to hedge student loans earning fixed rate floor income was due to a decrease in the notional amount of derivatives outstanding in 2019 as compared to 2018, partially offset by higher interest rates.
•Provision for loan losses was $10.0 million and $10.5 million for the three months ended September 30, 2019 and 2018, respectively, and $26.0 million and $18.0 million for the nine months ended September 30, 2019 and 2018, respectively.
Provision for loan losses for federally insured loans was $2.0 million and $8.0 million for the three months ended September 30, 2019 and 2018, respectively, and $6.0 million and $12.0 million for the nine months ended September 30, 2019 and 2018, respectively. During the third quarter of 2018, the Company determined an additional allowance was necessary related to a portfolio of federally insured loans that were purchased in 2013 and 2014, and recognized $5.0 million in provision expense related to these loans.
Provision for loan losses for consumer loans was $8.0 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and $20.0 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in provision was a result of the increased amount of consumer loan purchases during 2019. The Company purchased $298.1 million of consumer loans during the nine months ended September 30, 2019 ($113.3 million of which were purchased during the third quarter) compared to $80.4 million during the same period in 2018 ($42.8 million during the third quarter of 2018).
•The Company recognized $14.0 million of expenses during the three months ended September 30, 2019 and $15.8 million of expenses during the nine months ended September 30, 2019 related to the extinguishment of notes payable in certain asset-backed securitizations prior to the notes' contractual maturities (as further described below). These expenses consisted of premium payments made by the Company of $12.6 million and $14.0 million during the three and nine months ended September 30, 2019, respectively, and the write-off of $1.4 million and $1.8 million of debt issuance costs during the three and nine months ended September 30, 2019, respectively.
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
Liquidity and Capital Resources
•As of September 30, 2019, the Company had cash and cash equivalents of $161.0 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.6 million as of September 30, 2019.
•As of September 30, 2019, the Company's $382.5 million unsecured line of credit had no amount outstanding and $382.5 million was available for future use. During the second quarter of 2019, the Company entered into a $22.0 million secured line of credit agreement, and as of September 30, 2019, this line of credit had $5.0 million outstanding and $17.0 million available for future use.
•The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2019, the Company holds $15.0 million (par value) of its own asset-backed securities.
•During the nine months ended September 30, 2019, the Company generated $142.9 million of cash from operating activities.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of September 30, 2019, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $1.88 billion.
•Certain of the Company’s asset-backed securitizations were structured as “Turbo Transactions” which required all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any outstanding principal generally until such time as all principal on the notes had been paid in full. Once the notes in such transactions were paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitization would be released to the Company, at which time the Company would have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.
During the second and third quarters of 2019, the Company extinguished a total of $768.5 million of notes payable in certain asset-backed securitizations, including six of the Company's seven Turbo Transactions, prior to the notes' contractual maturities, resulting in the release of $1.15 billion in student loans and accrued interest receivable that were previously encumbered in the asset-backed securitizations. Upon extinguishment of the notes payable throughout the second and third quarters, the Company refinanced the student loans in its FFELP warehouse facilities and new asset-backed securitizations, resulting in net cash proceeds of $369.0 million. The Company used a portion of these proceeds to pay down the outstanding balance on its unsecured line of credit.
The cash proceeds generated by the debt extinguishments provide the Company with increased liquidity and the opportunity to invest the previously underutilized capital at higher returns.
•On January 11, 2019, the Company obtained a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On April 25, 2019, the Company amended the agreement for this warehouse facility to increase the aggregate maximum financing amount available to $200.0 million and extend the final maturity date to April 23, 2022. As of September 30, 2019, $144.0 million was outstanding under this facility and $56.0 million was available for future funding.
•During the first nine months of 2019, the Company completed five FFELP asset-backed securitizations totaling $2.2 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities and unencumbered student loans from the extinguishment of certain asset-backed securitizations.
•On June 25, 2019, the Company completed a private education loan asset-backed securitization totaling $47.2 million (par value). The proceeds from this transaction were used to refinance private education loans previously funded via a private loan repurchase agreement that was terminated on June 25, 2019.

•During the nine months ended September 30, 2019, the Company repurchased a total of 723,832 shares of Class A common stock for $40.3 million ($55.62 per share), including 3,365 shares of Class A common stock repurchased during the three months ended September 30, 2019 for $0.2 million ($65.81 per share).
On May 8, 2019, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces. As of September 30, 2019, 4.8 million shares remained authorized for repurchase under the Company's stock repurchase program.
•During the nine months ended September 30, 2019, the Company paid cash dividends of $21.5 million ($0.54 per share), including $7.1 million ($0.18 per share) paid during the three months ended September 30, 2019. In addition, the Company's Board of Directors has declared a fourth quarter 2019 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.20 per share. The fourth quarter cash dividend will be paid on December 13, 2019 to shareholders of record at the close of business on November 29, 2019.
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
Subsequent Event
•Subsequent to September 30, 2019, the Company made the decision to sell $179.3 million (par value) of consumer loans to an unrelated third party who securitized such loans. As partial consideration received for the consumer loans sold, the Company received an approximate 29 percent residual interest in the consumer loan securitization. The Company will recognize a gain in the fourth quarter of 2019 of $15.5 million (pre-tax) from the sale of these loans.
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three and nine months ended September 30, 2019 compared to the same periods in 2018 is provided below.
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

	Three months ended		Nine months ended
	September 30,		September 30,		Additional information
	2019	2018	2019	2018
Loan interest	$229,063	232,320	709,618	653,414
Decrease for the three months ended September 30, 2019 as compared to the same period in 2018 was due to a decrease in the average balance of loans, partially offset by an increase in the gross yield earned on loans. Increase for the nine months ended September 30, 2019 as compared to the same period in 2018, was due primarily to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and a decrease in gross fixed rate floor income due to higher interest rates in 2019 as compared to 2018.

Investment interest	9,882	7,628	26,701	18,581	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to increases in interest-earning investments and interest rates.
Total interest income	238,945	239,948	736,319	671,995
Interest expense	172,488	180,175	551,221	487,174	Decrease for the three months ended September 30, 2019 as compared to the same period in 2018 was due to a decrease in the average balance of debt outstanding, partially offset by an increase in cost of funds. Increase for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	66,457	59,773	185,098	184,821	See table below for additional analysis.
Less provision for loan losses	10,000	10,500	26,000	18,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	56,457	49,273	159,098	166,821
Other income:
LSS revenue	113,286	112,579	342,169	327,265	See LSS operating segment - results of operations.
ETS&PP revenue	74,251	58,409	213,753	167,372	See ETS&PP operating segment - results of operations.
Communications revenue	16,470	11,818	46,770	31,327	See Communications operating segment - results of operations.
Other income	13,439	16,673	38,658	44,808	See table below for the components of "other income."
Derivative settlements, net	7,298	22,324	39,306	51,018	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	(5,630)	(5,226)	(73,265)	49,909
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.

Total other income	219,114	216,577	607,391	671,699
Cost of services:
Cost to provide education technology, services, and payment processing services	25,671	19,087	62,601	44,087	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	5,236	4,310	15,096	11,892	Represents costs of services primarily associated with television programming costs in the Communications operating segment.
Total cost of services	30,907	23,397	77,697	55,979
Operating expenses:
Salaries and benefits	116,670	114,172	338,942	321,932
Increase was due to increases in personnel as a result of the TMS acquisition and to support the organic growth in revenue in the ETS&PP operating segment, and increases in personnel at ALLO to support customer and network expansion. These items were partially offset by a decrease in salaries and benefits in the ETS&PP operating segment due to the Company's decision in October 2018 to terminate its investment in a proprietary processing platform. Part of the increase in the nine months ended September 30, 2019 compared to the same period in 2018 was due to an increase in personnel as a result of the acquisition of Great Lakes on February 7, 2018 (nine months of expenses in 2019 as compared to approximately eight months in 2018). See each individual operating segment results of operations discussion for additional information.

Depreciation and amortization	27,701	22,992	76,398	62,943	Increase was primarily due to additional depreciation expense at ALLO and the acquisition of Great Lakes on February 7, 2018. See each individual operating segment results of operations discussion for additional information.
Loan servicing fees to third parties	3,382	3,087	9,431	9,428	Represents fees paid to third-party loan servicers. Servicing fees paid to the LSS operating segment for servicing loans for the AGM operating segment are eliminated for the consolidated financial statement presentation.

Other expenses	54,947	45,194	138,131	119,020	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was primarily due to the AGM operating segment recognizing $14.0 million of expenses during the three months ended September 30, 2019 and $15.8 million of expenses during the nine months ended September 30, 2019 to extinguish notes payable from certain asset-backed securitizations prior to their contractual maturities. See each individual operating segment results of operations discussion for additional information.
Total operating expenses	202,700	185,445	562,902	513,323
Income before income taxes	41,964	57,008	125,890	269,218
Income tax expense	8,829	13,882	26,429	63,369
The effective tax rate was 21.0% and 24.4% for the three months ended September 30, 2019 and 2018, respectively, and 21.0% and 23.5% for the nine months ended September 30, 2019 and 2018, respectively. Decrease in the effective tax rate was due to a reduction in state tax costs. The Company currently expects its effective tax rate for 2019 will range between 20 and 22 percent.

Net income	33,135	43,126	99,461	205,849
Net loss (income) attributable to noncontrolling interests	77	(199)	(38)	438
Net income attributable to Nelnet, Inc.	$33,212	42,927	99,423	206,287

Additional information:
Net income attributable to Nelnet, Inc.	$33,212	42,927	99,423	206,287
Derivative market value adjustments, net	5,630	5,226	73,265	(49,909)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Tax effect	(1,351)	(1,254)	(17,584)	11,978
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$37,491	46,899	155,104	168,356
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

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Variable loan interest margin	$46,051	42,455	134,312	129,756	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	234	3,361	3,375	4,676	Represents the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	46,285	45,816	137,687	134,432
Fixed rate floor income	12,685	13,659	33,950	45,359	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	7,064	19,087	35,931	46,752	Represents the net settlements received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	19,749	32,746	69,881	92,111
Investment interest	9,882	7,628	26,701	18,581
Corporate debt interest expense	(2,161)	(3,969)	(9,865)	(8,875)
Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. Decrease for the three months ended September 30, 2019 compared to the same period in 2018 was due primarily to a decrease in the average balance outstanding on the Company's unsecured line of credit. Increase for the nine months ended September 30, 2019 compared to the same period in 2018 was due to an increase in interest rates and in the average balance outstanding on the Company's unsecured line of credit.

Non-portfolio related derivative settlements	—	(124)	—	(410)	Represents the net settlements paid related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$73,755	82,097	224,404	235,839
The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Borrower late fee income	$3,196	3,253	9,870	8,994
Management fee revenue (a)	2,084	1,756	6,007	4,673
Gain on investments and notes receivable, net of losses (b)	1,948	2,503	5,779	10,291
Investment advisory services (c)	753	1,183	2,194	4,169
Other	5,458	7,978	14,808	16,681
Other income	$13,439	16,673	38,658	44,808
(a) Represents revenue earned from providing administrative support services to Great Lakes’ former parent company in accordance with a contract that expired in October 2019. The increase for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to nine months of revenue under this contract in 2019 as compared to approximately eight months of revenue (from the Great Lakes acquisition date) in 2018.
(b) During the first quarter of 2018, the Company recognized unrealized gains totaling $6.7 million related to the change in fair value of certain equity securities.
(c) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC, the Company's SEC-registered investment advisor subsidiary, under various arrangements and earns annual fees of 25 basis points on the majority of the outstanding balance of investments and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of September 30, 2019, the outstanding balance of investments subject to these arrangements was $966.7 million. The decrease in advisory fees in 2019 as compared to 2018 was the result of a decrease in performance fees earned.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company purchased Great Lakes on February 7, 2018. The results of Great Lakes' operations are reported in the Company's consolidated financial statements from the date of acquisition.
Loan Servicing Volumes

	As of
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Servicing volume (dollars in millions):
Nelnet:
Government	$172,669	176,605	176,179	179,283	179,507	183,093	181,682	184,399
FFELP	27,262	26,969	37,599	37,459	36,748	35,917	35,003	33,981
Private and consumer	11,483	12,116	15,016	15,466	15,666	16,065	16,025	16,286
Great Lakes:
Government	—	242,063	241,902	232,741	232,694	237,050	236,500	240,268
FFELP (a)	—	11,136	—	—	—	—	—	—
Private and consumer (a)	—	1,927	31	—	—	—	—	—
Total	$211,414	470,816	470,727	464,949	464,615	472,125	469,210	474,934

Number of servicing borrowers:
Nelnet:
Government	5,877,414	5,819,286	5,745,181	5,805,307	5,771,923	5,708,582	5,592,989	5,635,653
FFELP	1,420,311	1,399,280	1,787,419	1,754,247	1,709,853	1,650,785	1,588,530	1,529,392
Private and consumer	502,114	508,750	672,520	692,763	696,933	699,768	693,410	701,299
Great Lakes:
Government	—	7,456,830	7,378,875	7,486,311	7,458,684	7,385,284	7,300,691	7,430,165
FFELP (a)	—	461,553	—	—	—	—	—	—
Private and consumer (a)	—	118,609	3,987	—	—	—	—	—
Total	7,799,839	15,764,308	15,587,982	15,738,628	15,637,393	15,444,419	15,175,620	15,296,509

Number of remote hosted borrowers:	2,812,713	6,207,747	6,145,981	6,406,923	6,393,151	6,332,261	6,211,132	6,457,296

(a) During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education   servicing volume to Nelnet Servicing's platform to leverage the efficiencies of supporting more volume on   fewer systems.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Net interest income	$481	381	1,509	931	Increase was due to additional interest earnings on cash deposits due to a higher balance of cash deposits and higher interest rates in 2019 as compared to 2018.
Loan servicing and systems revenue	113,286	112,579	342,169	327,265	See table below for additional analysis.
Intersegment servicing revenue	11,611	12,290	35,426	34,670
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Increase for the nine months ended September 30, 2019 compared to the same period in 2018 was due to the acquisition of Great Lakes on February 7, 2018. Prior to the acquisition, Great Lakes was a third-party servicer to the Company's AGM operating segment. Over time, FFELP intersegment servicing revenue will decrease as AGM's' FFELP portfolio runs off.

Other income	2,291	1,948	6,642	5,196
Represents primarily revenue earned from providing administrative support services to Great Lakes’ former parent company in accordance with a contract that expired in October 2019. Increase in the nine months ended September 30, 2019 compared to the same period in 2018 was due to nine months of revenue in 2019 as compared to approximately eight months of revenue (from the Great Lakes acquisition date) in 2018.

Total other income	127,188	126,817	384,237	367,131
Salaries and benefits	69,209	70,440	201,924	198,411
Decrease for the three months ended September 30, 2019 compared to the same period in 2018 was due to the completion of certain integration activities related to the Great Lakes acquisition. Increase in the nine months ended September 30, 2019 compared to the same period in 2018 was due to nine months of salaries and benefits from the Great Lakes acquisition included in 2019 as compared to approximately eight months of expenses (from the Great Lakes acquisition date) in 2018, partially offset by the reduction of expenses from integration activities.

Depreciation and amortization	8,565	8,957	26,236	23,237	Increase in depreciation and amortization for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to the acquisition of Great Lakes on February 7, 2018.
Other expenses	16,686	19,638	52,732	51,591	Excluding a $3.9 million impairment charge related to external software development costs recognized by the Company during the three months ended September 30, 2018, other expenses were $16.7 million and $15.7 million for the three months ended September 30, 2019 and 2018, respectively, and $52.7 million and $47.7 million for the nine months ended September 30, 2019 and 2018, respectively. Increase was due to the Great Lakes acquisition on February 7, 2018.
Intersegment expenses	12,955	15,029	40,317	43,968
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Decrease for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was due to the completion of certain integration activities related to the Great Lakes acquisition.

Total operating expenses	107,415	114,064	321,209	317,207
Income before income taxes	20,254	13,134	64,537	50,855
Income tax expense	(4,861)	(3,152)	(15,489)	(12,399)	Reflects income tax expense at an effective tax rate of 24% on income before taxes and the net loss attributable to noncontrolling interest.
Net income	15,393	9,982	49,048	38,456
Net loss attributable to noncontrolling interest	—	—	—	808	Represented 50 percent of the net loss of the GreatNet joint venture that was attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$15,393	9,982	49,048	39,264
Before tax and noncontrolling interest operating margin	15.9%	10.4%	16.8%	14.1%
Excluding the impairment of external software development costs recognized during the three months ended September 30, 2018 as discussed above, before tax and noncontrolling interest operating margin was 13.4% and 15.1% for the three and nine months ended September 30, 2018, respectively. Increase in margin in 2019 as compared to the same periods in 2018 was due primarily to operating leverage and efficiencies gained as a result of the completion of certain integration activities related to the Great Lakes acquisition.

Loan servicing and systems revenue

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Government servicing - Nelnet	$38,645	38,907	118,744	118,015
Represents revenue from Nelnet Servicing's Department servicing contract. Revenue increased due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, and decreased due to a decrease in the number of servicing borrowers. The combination of these factors resulted in revenue remaining consistent in 2019 as compared to the same periods in 2018.

Government servicing - Great Lakes	46,234	45,671	139,285	122,107
Represents revenue from the Great Lakes' Department servicing contract from the date of acquisition, February 7, 2018. Revenue increased due to a shift in the portfolio of loans serviced to a greater portion of loans in higher paying repayment statuses, partially offset by a decrease in the number of servicing borrowers. Increase in revenue for the nine months ended September 30, 2019 compared to the same period in 2018 was also due to nine months of revenue in 2019 as compared to approximately eight months (from the Great Lakes acquisition date) of revenue in 2018.

Private education and consumer loan servicing	9,561	10,007	28,026	31,990
Excluding $4.6 million in revenue earned in the first quarter of 2018 related to a private loan customer deconverting from the Great Lakes servicing platform subsequent to the Company’s acquisition of Great Lakes on February 7, 2018, private education and consumer loan servicing revenue was $28.0 million and $27.4 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue was due to nine months of revenue in 2019 as compared to approximately eight months (from the Great Lakes acquisition date) of revenue in 2018 and an increase in loan servicing volume from existing and new clients. These items were partially offset by a decrease in revenue as a result of the change in portfolio mix of private education and consumer loans. The decrease in revenue for the three months ended September 30, 2019 as compared to the same period in 2018 was due to the change in portfolio mix of private education and consumer loans, partially offset by an increase in loan servicing volume from existing and new clients.

FFELP servicing	6,089	7,422	19,208	24,259
Decrease was due to portfolio runoff and purchases of third-party FFELP portfolios by the Company's AGM operating segment. These items were partially offset by the acquisition of Great Lakes (nine months of revenue during the nine months ended September 30, 2019 as compared to eight months (from the Great Lakes acquisition date) of revenue in 2018). Revenue earned by the LSS operating segment for servicing loans for the AGM operating segment is included in "intersegment servicing revenue." Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios run off.

Software services	10,493	8,201	30,255	24,461
Historically, the majority of software services revenue related to providing hosted student loan servicing. As a result of the Great Lakes acquisition, LSS added a significant unrelated third-party FFELP guaranty hosted servicing customer. Increase in the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was due to an increase in providing hosted guaranty services to the new guaranty servicing customer. In addition, the increase in revenue for the nine months ended 2019 as compared to the same period in 2018 was due to nine months of revenue from the new guaranty hosted servicing customer in 2019 as compared to approximately eight months (from the Great Lakes acquisition date) of revenue in 2018.

Outsourced services and other	2,264	2,371	6,651	6,433	The majority of this revenue relates to providing contact center outsourcing activities.
Loan servicing and systems revenue	$113,286	112,579	342,169	327,265

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
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Net interest income	$3,487	1,510	7,143	2,924	Increase was due to additional interest earnings on cash deposits due to a higher balance of cash deposits and higher interest rates in 2019 as compared to 2018.
Education technology, services, and payment processing revenue	74,251	58,409	213,753	167,372	See table below for additional information.
Cost to provide education technology, services, and payment processing services	25,671	19,087	62,601	44,087	See table below for additional information.
Salaries and benefits	23,826	19,972	69,656	58,552	Increase was due to the acquisition of TMS along with additional personnel to support the increase in services provided to customers, partially offset by cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Depreciation and amortization	2,997	3,435	9,832	10,062
Amortization of intangible assets related to business acquisitions was $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $9.3 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Other expenses	5,325	4,943	16,440	14,950	Increase was due to the acquisition of TMS and additional costs to support the increase in services provided to customers, partially offset by cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Intersegment expenses	3,194	2,494	9,642	7,630	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	35,342	30,844	105,570	91,194
Income before income taxes	16,725	9,988	52,725	35,015
Income tax expense	(4,014)	(2,397)	(12,654)	(8,404)	Represents income tax expense at an effective tax rate of 24%.
Net income	$12,711	7,591	40,071	26,611

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Tuition payment plan services	$25,760	19,771	80,589	63,209	Increase was due to an increase in the number of managed tuition payment plans resulting from the acquisition of TMS and the addition of new school customers.
Payment processing	35,138	26,956	85,428	62,908	Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Education technology and services	13,067	11,419	46,872	40,411	Increase was due to an increase in the number of customers using the Company’s school administration software and services, higher revenues from financial needs assessment services, and the acquisition of TMS. Additionally, FACTS Education Solutions has experienced growth in the number of students and teachers receiving its professional development and educational instruction services.
Other	286	263	864	844
Education technology, services, and payment processing revenue	74,251	58,409	213,753	167,372
Cost to provide education technology, services, and payment processing services	25,671	19,087	62,601	44,087	Costs primarily relate to payment processing revenue. Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Net revenue	$48,580	39,322	151,152	123,285
Before tax operating margin	34.4%	25.4%	34.9%	28.4%	Before tax operating margin (income before income taxes divided by net revenue) increased due to operating leverage and cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Net interest income (expense)	$—	(4,173)	3	(9,984)	See note (a) below for additional information.
Communications revenue	16,470	11,818	46,770	31,327	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was primarily due to additional residential households served. See additional financial and operating data for ALLO in the tables below.
Other income	532	950	1,019	950
Total other income	17,002	12,768	47,789	32,277
Cost to provide communications services	5,236	4,310	15,096	11,892	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	5,763	4,554	15,692	13,284
As of December 31, 2017, September 30, 2018, December 31, 2018, and September 30, 2019, ALLO had 508, 527, 550, and 544 employees, respectively, including part-time employees. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO develops its network.

Depreciation and amortization	10,926	6,167	26,025	16,585
Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of December 31, 2017, September 30, 2018, December 31, 2018, and September 30, 2019 were $186.4 million, $253.2 million, $273.9 million and $308.1 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.

Other expenses	3,842	3,151	11,184	8,811	Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Increase was due to expansion of the Lincoln, Nebraska network and number of households served.
Intersegment expenses	701	598	2,081	1,802	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	21,232	14,470	54,982	40,482
Loss before income taxes	(9,466)	(10,185)	(22,286)	(30,081)
Income tax benefit	2,272	2,444	5,349	7,220	Represents income tax benefit at an effective tax rate of 24%.
Net loss	$(7,194)	(7,741)	(16,937)	(22,861)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to develop and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(7,194)	(7,741)	(16,937)	(22,861)
Net interest (income) expense	—	4,173	(3)	9,984
Income tax benefit	(2,272)	(2,444)	(5,349)	(7,220)
Depreciation and amortization	10,926	6,167	26,025	16,585
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$1,460	155	3,736	(3,512)	For additional information regarding this non-GAAP measure, see the table below.

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

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Residential revenue	$12,397	75.3%	$8,896	75.3%	$35,351	75.6%	$23,367	74.6%
Business revenue	4,025	24.4	2,861	24.2	11,256	24.1	7,779	24.8
Other	48	0.3	61	0.5	163	0.3	181	0.6
Communications revenue	$16,470	100.0%	$11,818	100.0%	$46,770	100.0%	$31,327	100.0%

Internet	$9,899	60.1%	$6,453	54.6%	$27,641	59.1%	$16,541	52.8%
Television	4,068	24.7	3,380	28.6	12,020	25.7	9,241	29.5
Telephone	2,487	15.1	1,962	16.6	7,062	15.1	5,482	17.5
Other	16	0.1	23	0.2	47	0.1	63	0.2
Communications revenue	$16,470	100.0%	$11,818	100.0%	$46,770	100.0%	$31,327	100.0%

Net loss	$(7,194)		(7,741)		(16,937)		(22,861)
EBITDA (a)	1,460		155		3,736		(3,512)

Capital expenditures	10,187		21,728		37,185		66,816

	As of September 30, 2019	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018	As of September 30, 2018	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017
Residential customer information:
Households served	45,228	42,760	40,338	37,351	32,529	27,643	23,541	20,428
Households passed (b)	137,269	132,984	127,253	122,396	110,687	98,538	84,475	71,426
Households served/passed	32.9%	32.2%	31.7%	30.5%	29.4%	28.1%	27.9%	28.6%
Total households in current markets and new markets announced (c)	159,974	159,974	152,840	152,840	142,602	137,500	137,500	137,500

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
(c) During the second quarter of 2019, ALLO announced plans to expand its network to make services available in Breckenridge, Colorado. ALLO is now in ten communities, including eight in Nebraska and two in Colorado.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2019, the Company had a $21.1 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.8 years. For a summary of the Company’s loan portfolio as of September 30, 2019 and December 31, 2018, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$21,590,836	22,856,285	22,520,498	21,995,877
Loan acquisitions:
Federally insured student loans	248,542	591,196	1,088,649	3,124,154
Private education loans	3,804	—	3,804	194
Consumer loans	113,338	42,819	298,092	80,385
Total loan acquisitions	365,684	634,015	1,390,545	3,204,733
Repayments, claims, capitalized interest, and other	(497,762)	(502,474)	(1,875,948)	(1,714,820)
Consolidation loans lost to external parties	(251,810)	(292,749)	(780,467)	(789,321)
Loans sold	—	(22,320)	(47,680)	(23,712)
Ending balance	$21,206,948	22,672,757	21,206,948	22,672,757
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
For a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018, and a summary of the Company's loan delinquency amounts as of September 30, 2019, December 31, 2018, and September 30, 2018, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Provision for loan losses for federally insured loans was $2.0 million and $8.0 million for the three months ended September 30, 2019 and 2018, respectively, and $6.0 million and $12.0 million for the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2018, the Company determined an additional allowance was necessary related to a $2.2 billion (principal balance as of September 30, 2018) portfolio of federally insured loans that were purchased in 2013 and 2014, and recognized $5.0 million in provision expense related to these loans.
The Company did not record a provision for private education loan losses for the three or nine months ended September 30, 2019 and 2018.
Provision for loan losses for consumer loans was $8.0 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and $20.0 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in provision in 2019 as compared to the comparable periods in 2018 was a result of the increased amount of consumer loan purchases during the 2019 periods as reflected in the "Loan Activity" table above.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Variable loan yield, gross	4.78%	4.57%	4.94%	4.40%
Consolidation rebate fees	(0.83)	(0.83)	(0.83)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.02	0.03	0.02	0.04
Variable loan yield, net	3.97	3.77	4.13	3.60
Loan cost of funds - interest expense	(3.16)	(3.10)	(3.35)	(2.89)
Loan cost of funds - derivative settlements (a) (b)	0.00	0.06	0.02	0.03
Variable loan spread	0.81	0.73	0.80	0.74
Fixed rate floor income, gross	0.23	0.23	0.21	0.27
Fixed rate floor income - derivative settlements (a) (c)	0.13	0.34	0.22	0.28
Fixed rate floor income, net of settlements on derivatives	0.36	0.57	0.43	0.55
Core loan spread (d)	1.17%	1.30%	1.23%	1.29%

Average balance of loans	$21,600,850	22,971,361	21,917,298	22,600,841
Average balance of debt outstanding	21,371,482	22,557,437	21,632,256	22,165,059

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Core loan spread	1.17%	1.30%	1.23%	1.29%
Derivative settlements (1:3 basis swaps)	0.00	(0.06)	(0.02)	(0.03)
Derivative settlements (fixed rate floor income)	(0.13)	(0.34)	(0.22)	(0.28)
Loan spread	1.04%	0.90%	0.99%	0.98%
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
(d) Core loan spread, excluding consumer loans, would have been 1.03% and 1.25% for the three months ended September 30, 2019 and 2018, respectively, and 1.12% and 1.25% for the nine months ended September 30, 2019 and 2018, respectively. Other than consumer loans funded in the Company's consumer loan warehouse facility that was obtained on January 11, 2019, consumer loans were and continue to be funded by the Company using operating cash, until they can be funded in a secured financing transaction. Consumer loans funded with operating cash do not have a cost of funds (debt) associated with them. The average balance of consumer loans outstanding for the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018 was $279.4 million, $91.0 million, $217.1 million, and $79.9 million, respectively. The average balance outstanding on the consumer loan warehouse facility for the three and nine months ended September 30, 2019 was $196.2 million and $138.3 million, respectively.
A trend analysis of the Company's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
1.29%
1.29%
1.30%
1.39%
1.30%
1.21%
1.17%
0.08%
0.08%
0.86%
0.08%
0.05%
0.10%
0.81%
-0.05%
0.70%
0.73%
-0.02%
0.80%
0.78%
0.81%
Q1 18
Q2 18
Q3 18
Q4 18
Q1 19
Q2 19
Q3 19
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
Variable loan spread increased during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 due to the impact of the Company's consumer loan portfolio. Variable loan spread without consumer loans was 0.67% and 0.68% for the three months ended September 30, 2019 and 2018, respectively, and 0.69% and 0.70% the nine months ended September 30, 2019 and 2018, respectively.
The difference between variable loan spread and core loan spread is fixed rate floor income. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed rate floor income, gross	$12,685	13,659	33,950	45,359
Derivative settlements (a)	7,064	19,087	35,931	46,752
Fixed rate floor income, net	$19,749	32,746	69,881	92,111
Fixed rate floor income contribution to spread, net	0.36%	0.57%	0.43%	0.55%
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was due to higher interest rates in 2019 as compared to 2018. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Net interest income after provision for loan losses	$51,740	48,665	153,069	164,152	See table below for additional analysis.
Other income	3,384	3,267	11,796	9,391	The Company sold a portfolio of consumer loans during the second quarter of 2019 and recognized a gain of $1.7 million. The remaining component of other income is primarily earned from borrower late fees.
Derivative settlements, net	7,298	22,448	39,306	51,428	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(5,630)	(6,056)	(73,265)	47,070	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income	5,052	19,659	(22,163)	107,889
Salaries and benefits	394	424	1,153	1,183
Loan servicing fees to third parties	3,382	3,087	9,431	9,428	Represents fees paid to third-party loan servicers. Servicing fees paid to the LSS operating segment are included in "intersegment expenses" below.
Other expenses	15,672	845	19,667	2,982
The Company recognized $14.0 million of expenses during the three months ended September 30, 2019 and $15.8 million of expenses during the nine months ended September 30, 2019 to extinguish asset-backed notes from certain securitizations prior to their contractual maturities.

Intersegment expenses	11,678	12,378	35,630	34,943	Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	31,126	16,734	65,881	48,536
Excluding the expenses recognized by the Company related to the extinguishment of debt securities prior to their contractual maturities (as described above), total operating expenses were 32 basis points and 29 basis points of the average balance of loans for the three months ended September 30, 2019 and 2018, respectively, and 30 basis points and 29 basis points for the nine months ended September 30, 2019 and 2018, respectively.

Income before income taxes	25,666	51,590	65,025	223,505
Income tax expense	(6,160)	(12,381)	(15,606)	(53,641)	Represents income tax expense at an effective tax rate of 24%.
Net income	$19,506	39,209	49,419	169,864

Additional information:
Net income	$19,506	39,209	49,419	169,864
Derivative market value adjustments, net	5,630	6,056	73,265	(47,070)
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The decrease in net income, excluding derivative market value adjustments, for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was due to debt extinguishment costs incurred in 2019, a decrease in the average balance of loans outstanding, a decrease in core loan spread, and an increase in provision for loan losses for consumer loans as a result of the increased amount of consumer loan purchases in 2019 as compared to 2018.

Tax effect	(1,351)	(1,453)	(17,584)	11,297
Net income, excluding derivative market value adjustments	$23,785	43,812	105,100	134,091

Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,		Additional information
	2019	2018	2019	2018
Variable interest income, gross	$260,089	264,675	809,097	742,938	Decrease for the three months ended September 30, 2019 as compared to the same period in 2018 was due to a decrease in the average balance of loans, partially offset by an increase in the gross yield earned on loans. Increase for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(44,717)	(47,868)	(136,855)	(143,091)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,006	1,855	3,426	8,207
Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. However, due to more recent purchases in 2018 and 2019 at a net premium, the net discount accretion has decreased in 2019 as compared to 2018.

Variable interest income, net	216,378	218,662	675,668	608,054
Interest on bonds and notes payable	(170,327)	(176,207)	(541,356)	(478,298)	Decrease for the three months ended September 30, 2019 as compared to the same period in 2018 was due to a decrease in the average balance of debt outstanding, partially offset by an increase in cost of funds. Increase for the nine months ended September 30, 2019 as compared to the same period in 2018 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	234	3,361	3,375	4,676	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	46,285	45,816	137,687	134,432
Fixed rate floor income, gross	12,685	13,659	33,950	45,359	Fixed rate floor income decreased due to higher interest rates in 2019 as compared to 2018.
Derivative settlements, net (a)	7,064	19,087	35,931	46,752
Derivative settlements include the settlements received related to the Company's floor income interest rate swaps. The decrease in settlements for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was due to a decrease in the notional amount of derivatives outstanding, partially offset by higher interest rates in 2019 as compared to 2018.

Fixed rate floor income, net of settlements on derivatives (a)	19,749	32,746	69,881	92,111
Core loan interest income (a)	66,034	78,562	207,568	226,543
Investment interest	4,162	3,719	13,770	9,467	Increase was due to a higher balance of interest-earning investments and higher interest rates in 2019 as compared to 2018.
Intercompany interest	(1,158)	(668)	(2,963)	(2,430)
Provision for loan losses - federally insured loans	(2,000)	(8,000)	(6,000)	(12,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - consumer loans	(8,000)	(2,500)	(20,000)	(6,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$59,038	71,113	192,375	215,580

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

LIBOR Benchmark Transition
As of September 30, 2019, the interest earned on a principal amount of $19.2 billion in the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $19.0 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. Accordingly, there is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments.
Although the indentures for student loan asset-backed debt securities issued in the Company’s most recent LIBOR-indexed securitization transactions include new interest rate determination fallback provisions emerging in the market for new issuances of LIBOR-indexed debt securities, many of the contracts for the Company’s existing LIBOR-indexed assets, liabilities, and derivative instruments from historical transactions do not include provisions that contemplated the possibility of a permanent discontinuation of LIBOR and clearly specified a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how the market in general, specific counterparties in particular, the courts, or regulators will address the significant complexities and uncertainties involved in a transition away from LIBOR to an alternative benchmark rate. Specifically, the Department has not yet indicated any market transition away from the current LIBOR framework for paying special allowance payments to holders of FFELP assets. As a result, the Company cannot predict the impact that a transition from LIBOR to an alternative benchmark rate would have on the Company’s existing LIBOR-indexed assets, liabilities, and derivative instruments, but such impact could have material adverse effects on the value, performance, and related cash flows of such LIBOR-indexed items, including the Company’s funding costs, net interest income, loan and other asset values, and asset-liability management strategies. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2018 Annual Report.

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
Sources of Liquidity
As of September 30, 2019, the Company had cash and cash equivalents of $161.0 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.6 million as of September 30, 2019.
The Company also has a $382.5 million unsecured line of credit that matures on June 22, 2023. As of September 30, 2019, no amounts were outstanding on the unsecured line of credit and $382.5 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $400.0 million, subject to certain conditions. In addition, on May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of September 30, 2019, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use.
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2019, the Company holds $15.0 million (par value) of its own asset-backed securities.
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
Cash Flows
During the nine months ended September 30, 2019, the Company generated $142.9 million in operating activities, compared to $193.6 million for the same period in 2018. The decrease in cash flows from operating activities was due to:
•The decrease in net income;
•Adjustments to net income for the impact of deferred taxes;
•Net payments to the derivative clearinghouse in 2019 of $60.0 million compared to net proceeds received in 2018 of $46.4 million related to the Company's derivative portfolio; and
•The impact of changes to other assets, accrued interest payable, and due to customers during the nine months ended September 30, 2019 as compared to the same period in 2018.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments; and
•The impact of changes to accrued interest receivable and other liabilities during the nine months ended September 30, 2019 as compared to the same period in 2018.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2019 was $1.2 billion and $1.4 billion, respectively. Cash used in investing activities and provided by financing activities for the nine months ended September 30, 2018 was $0.9 billion and $0.8 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of September 30, 2019
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$20,245,342	11/25/24 - 10/25/67
FFELP and consumer loan warehouse facilities	883,470	11/20/20 - 5/31/22
	$21,128,812
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
As of September 30, 2019, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.88 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2019. As of September 30, 2019, the Company had $20.1 billion of loans included in asset-backed securitizations, which represented 94.9 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2019, private education and consumer loans funded with operating cash, and loans acquired subsequent to September 30, 2019.

Asset-backed Securitization Cash Flow Forecast
$1.88 billion
(dollars in millions)

Turbo Transactions
Monthly/Quarterly Releases
$300
$250
$200
$150
$100
$50
$-
$100
$250
$225
$215
$165
$140
$250
$65
$185
$80
$70
$85
$45
$30
$25
$200
2019 (Q4)
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032 and after

The forecasted future undiscounted cash flows of approximately $1.88 billion include approximately $1.01 billion (as of September 30, 2019) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are reflected variously in the following balances in the consolidated balance sheet: "loans receivable," "restricted cash," and "accrued interest receivable." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.87 billion, or approximately $0.66 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's September 30, 2019 balance of consolidated shareholders' equity.
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
Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $70 million to $90 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
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
Extinguishment of Certain Turbo Transactions
On June 7, 2019, the Company paid a premium of $1.4 million to extinguish $93.0 million of notes payable in one of its Turbo Transactions (prior to the notes' contractual maturity). This transaction resulted in the release of $152.7 million of student loans and accrued interest receivable that were previously encumbered in the asset-backed securitization. The Company refinanced the student loans in its FFELP warehouse facilities, resulting in net cash proceeds of $57.5 million. The Company also wrote off $0.4 million of the remaining debt issuance costs associated with this securitization. In total, the Company recognized a $1.8 million expense in the second quarter of 2019 to extinguish these notes.
During the third quarter of 2019, the Company extinguished an additional $675.6 million of notes payable in certain asset-backed securitizations, including five of its remaining six Turbo Transactions, prior to the notes' contractual maturities. These transactions resulted in the release of $996.4 million in student loans and accrued interest receivable that were previously encumbered in the asset-backed securitizations. To extinguish the notes, the Company paid a premium of $12.6 million and wrote off $1.4 million of debt issuance costs associated with these securitizations. In total, the Company recognized $14.0 million in expenses in the third quarter of 2019 to extinguish these notes. Upon extinguishment of the notes payable throughout the third quarter, the Company refinanced the student loans in its FFELP warehouse facilities and new asset-backed securitizations, resulting in net cash proceeds of $311.5 million. The Company used a portion of these proceeds to pay down the outstanding balance on its unsecured line of credit.
The cash proceeds generated by the debt extinguishments provide the Company with increased liquidity and the opportunity to invest the previously underutilized capital at higher returns.
FFELP and Consumer Loan Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2019, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.00 billion, of which $0.74 billion was outstanding, and $0.26 billion was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (November 20, 2019). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (November 20, 2020). The other warehouse facility has static advance rates that requires initial equity for loan funding and does not require increased equity based on market movements. As of September 30, 2019, the Company had $48.1 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2019, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On January 11, 2019, the Company obtained a consumer loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, and a maturity date of January 10, 2022. On April 25, 2019, the Company amended the agreement for this warehouse facility to increase the aggregate maximum financing amount available to $200.0 million, extend the expiration of liquidity provisions to April 23, 2021, and extend the final maturity date to April 23, 2022. As of September 30, 2019, $144.0 million was outstanding under this facility and $56.0 million was available for future funding. Additionally, as of September 30, 2019, the Company had $50.2 million advanced as equity support under this facility.

On October 17, 2019, the Company sold $179.3 million (par value) of consumer loans to an unrelated third party of which a portion of such loans were funded in the consumer loan warehouse. After completion of this loan sale, the outstanding balance under the consumer loan warehouse was $69.9 million, $130.1 million was available for future funding, and $18.6 million was advanced as equity support. For further discussion of this loan sale, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2019, $708.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, previously up to $750.0 million or an amount in excess of $750.0 million if mutually agreed to by both parties. In August 2019, this agreement was amended to increase the maximum participation level to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-Backed Securities Transactions
During the first nine months of 2019, the Company completed five FFELP asset-backed securitizations totaling $2.2 billion (par value). In addition, on October 30, 2019, the Company completed an asset-backed securitization totaling $145.2 million (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities and unencumbered student loans from the extinguishment of certain asset-backed securitizations. On June 25, 2019, the Company completed a private education loan asset-backed securitization totaling $47.2 million (par value). The proceeds from this transaction were used to refinance private education loans previously funded via a private loan repurchase agreement that was terminated on June 25, 2019. See note 3 of the notes to consolidated financial statements included under Part I, Item I of this report for additional information on these securitizations.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2019, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or variation margin payments with its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or pay variation margin to a third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.
Liquidity Impact Related to the Communications Operating Segment
ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. ALLO began providing services in Lincoln, Nebraska in September 2016 as part of a multi-year project to pass substantially all commercial and residential properties in the community. As of the end of the first quarter of 2019, the build-out of the Lincoln community was substantially complete. For the nine months ended September 30, 2019, ALLO's capital expenditures were $37.2 million. The Company anticipates total ALLO network capital expenditures in the fourth quarter of 2019 will be approximately $13.0 million. However, this amount could change based on customer demand for ALLO's services. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures, as well as potentially other third-party financing alternatives.
Other Debt Facilities
As discussed above, the Company has a $382.5 million unsecured line of credit with a maturity date of June 22, 2023. As of September 30, 2019, no amounts were outstanding on the line of credit and $382.5 million was available for future use. On May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of September 30, 2019, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities in 2022 and 2023, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of September 30, 2019, the Company had $20.4 million of Hybrid Securities that remain outstanding.
During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. As of September 30, 2019, $40.5 million was subject to the outstanding repurchase agreement. On October 11, 2019, the Company fully paid down the outstanding balance on this repurchase agreement.
For further discussion of these debt facilities described above, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Stock Repurchases
On May 8, 2019, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. The five million shares authorized under the new program include the remaining unrepurchased shares from the prior program, which the new program replaces. As of September 30, 2019, 4,803,877 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2019, June 30, 2019, and September 30, 2019 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the third quarter of 2019, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2019	301,327	$16,358	54.29
Quarter ended June 30, 2019	419,140	23,683	56.50
Quarter ended September 30, 2019	3,365	221	65.81
Total	723,832	$40,262	55.62
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
Dividends
On September 13, 2019, the Company paid a third quarter 2019 cash dividend on the Company's Class A and Class B common stock of $0.18 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2019 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.20 per share. The fourth quarter cash dividend will be paid on December 13, 2019 to shareholders of record at the close of business on November 29, 2019.
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
The new guidance will primarily impact the allowance for loan losses related to the Company’s federally insured student loans, which represented approximately 97.6 percent of the Company’s total loan portfolio as of September 30, 2019 and for which the Company’s loss exposure is limited by the applicable federal government guarantee, private education loans, and consumer loans. Implementation efforts are underway including researching key interpretive issues, evaluating accounting policies, developing and validating loss models, and revising internal controls to meet the requirements of the new guidance. This guidance represents a significant change from existing GAAP, and may result in significant changes to the Company's accounting for the allowance for loan losses. The Company is continuing to evaluate the impact this pronouncement will have on its ongoing financial reporting. The extent of the impact upon adoption will depend on the characteristics of the Company's loan portfolio, economic conditions and forecasts upon adoption, and other management judgments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2019		As of December 31, 2018
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$3,239,083	15.3%	$2,792,734	12.4%
Variable-rate loan assets	17,967,865	84.7	19,727,764	87.6
Total	$21,206,948	100.0%	$22,520,498	100.0%

Fixed-rate debt instruments	$427,868	2.0%	$88,128	0.4%
Variable-rate debt instruments	20,766,790	98.0	22,448,971	99.6
Total	$21,194,658	100.0%	$22,537,099	100.0%
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
No variable rate floor income was earned by the Company during the nine months ended September 30, 2019 and 2018. A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed rate floor income, gross	$12,685	13,659	33,950	45,359
Derivative settlements (a)	7,064	19,087	35,931	46,752
Fixed rate floor income, net	$19,749	32,746	69,881	92,111
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 due to higher interest rates in 2019 as compared to 2018.
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

The decrease in derivative settlements from the floor income interest rate swaps for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was due to a decrease in the notional amount of derivatives outstanding, partially offset by higher interest rates in 2019 as compared to 2018.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2019.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
4.5 - 4.99%	4.87%	2.23%	$223,809
5.0 - 5.49%	5.22%	2.58%	493,537
5.5 - 5.99%	5.67%	3.03%	328,048
6.0 - 6.49%	6.19%	3.55%	373,744
6.5 - 6.99%	6.70%	4.06%	367,782
7.0 - 7.49%	7.17%	4.53%	127,786
7.5 - 7.99%	7.71%	5.07%	226,558
8.0 - 8.99%	8.18%	5.54%	530,678
> 9.0%	9.05%	6.41%	200,884
			$2,872,826
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2019, the weighted average estimated variable conversion rate was 4.02% and the short-term interest rate was 221 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2019 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$500,000	1.12%
2020	1,500,000	1.01
2021	600,000	2.15
2022 (b)	250,000	1.65
2023	150,000	2.25
	$3,000,000	1.37%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) These derivatives have forward effective start dates in June 2021.
The Company has also entered into interest rate cap contracts to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. In the event that the one-month LIBOR or three-month LIBOR rate rises above the applicable strike rate, the Company would receive monthly payments related to the spread difference. The following table summarizes these derivative instruments as of September 30, 2019.

Notional Amount	Strike rate	Maturity date
$125,000	2.50% (1-month LIBOR)	July 15, 2020
150,000	4.99 (1-month LIBOR)	July 15, 2020
500,000	2.25 (3-month LIBOR)	September 25, 2020

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2019.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$19,207,383	—
3 month H15 financial commercial paper	Daily	871,804	—
3 month Treasury bill	Daily	616,650	—
1 month LIBOR	Monthly	—	10,910,687
3 month LIBOR (a)	Quarterly	—	8,050,723
Auction-rate (b)	Varies	—	773,726
Asset-backed commercial paper (c)	Varies	—	739,448
Fixed rate	—	—	374,500
Other (d)	—	1,366,431	1,213,184
		$22,062,268	22,062,268
(a) The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2019.

Maturity	Notional amount
2020	$1,000,000
2021	250,000
2022 (a)	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$7,150,000
(a) $750 million of the notional amount of these derivatives have forward effective start dates in May 2020.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2019 was one-month LIBOR plus 9.7 basis points.
(b) As of September 30, 2019, the Company was sponsor for $773.7 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(6,119)	(14.6)%	$(12,330)	(29.4)%	$(2,343)	(5.6)%	$(7,029)	(16.7)%
Impact of derivative settlements	6,932	16.5	20,795	49.6	1,613	3.8	4,839	11.5
Increase (decrease) in net income before taxes	$813	1.9%	$8,465	20.2%	$(730)	(1.8)%	$(2,190)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.02		$0.16		$(0.01)		$(0.04)

	Three months ended September 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(5,285)	(9.2)%	$(10,007)	(17.6)%	$(2,948)	(5.2)%	$(8,843)	(15.5)%
Impact of derivative settlements	15,134	26.5	45,403	79.6	1,966	3.5	5,897	10.3
Increase (decrease) in net income before taxes	$9,849	17.3%	$35,396	62.0%	$(982)	(1.7)%	$(2,946)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.18		$0.66		$(0.02)		$(0.05)

	Nine months ended September 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,042)	(11.9)%	$(28,881)	(22.9)%	$(7,343)	(5.8)%	$(22,028)	(17.5)%
Impact of derivative settlements	23,122	18.4	69,366	55.1	5,167	4.1	15,501	12.3
Increase (decrease) in net income before taxes	$8,080	6.5%	$40,485	32.2%	$(2,176)	(1.7)%	$(6,527)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.15		$0.77		$(0.04)		$(0.12)

	Nine months ended September 30, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,559)	(5.8)%	$(27,145)	(10.1)%	$(8,998)	(3.3)%	$(26,993)	(10.0)%
Impact of derivative settlements	47,781	17.7	143,341	53.2	5,822	2.2	17,466	6.6
Increase (decrease) in net income before taxes	$32,222	11.9%	$116,196	43.1%	$(3,176)	(1.1)%	$(9,527)	(3.4)%
Increase (decrease) in basic and diluted earnings per share	$0.60		$2.16		$0.06		$0.17
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

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2019 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2019	843	$59.87	—	4,803,877
August 1 - August 31, 2019	—	—	—	4,803,877
September 1 - September 30, 2019	2,522	67.79	—	4,803,877
Total	3,365	$65.81	—
(a) The total number of shares includes shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 843 shares, 0 shares, and 2,522 shares in July, August and September 2019, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On May 8, 2019, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022.

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
ITEM 6.  EXHIBITS

10.1
Subordination Agreement effective as of July 26, 2019, by and between Union Bank and Trust Company, Nelnet, Inc., and Agile Sports Technologies, Inc., filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q filed on August 8, 2019, and incorporated herein by reference.

10.2*	Seventeenth Amendment of Amended and Restated Participation Agreement, dated as of August 1, 2019, by and between Union Bank and Trust Company and National Education Loan Network, Inc.

10.3*
Management Agreement dated as of August 8, 2019 between 1867 – Riley Road, LLC (of which Farmers & Merchants Investment Inc., North Central Bancorp, Inc., and Nelnet Solar, LLC are members) and 1867 Capital-1, LLC (a wholly owned subsidiary of Nelnet, Inc.).

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 7, 2019	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 7, 2019	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer