Form 10-K
period 2019-12-31
NELNET INC
filed 2020-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐
Non-accelerated filer ☐     Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $59.22 per share, was $1,195,786,762. The registrant’s Class B Common Stock is not listed for public trading on any exchange or market system, but shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time on a share-for-share basis. For purposes of this calculation, shares of common stock beneficially owned by any director or executive officer of the registrant or by any person who beneficially owns greater than 10 percent of the Class A Common Stock or who is otherwise believed by the registrant to be in a control position have been excluded, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not conclusive for other purposes.
As of January 31, 2020, there were 28,462,915 and 11,271,609 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2020 Annual Meeting of Shareholders, scheduled to be held May 21, 2020, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2019

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
•the ability to successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 30 percent of the Company's revenue in 2019, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the risk that Company teams may not be successful in obtaining contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, FFELP, and private education and consumer loans;
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
•risks and uncertainties related to initiatives to pursue additional strategic investments, acquisitions, and other activities, including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses, such as the risk that the Company's industrial bank charter application may not result in the grant of a charter and the uncertain nature of the expected benefits from obtaining an industrial bank charter;
•risks related to investments in solar projects, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs, resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
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

PART I.
ITEM 1. BUSINESS
Overview
Nelnet is a diverse company with a purpose to serve others and a vision to make customers' dreams possible by delivering customer focused products and services. The largest operating businesses engage in loan servicing; education technology, services, and payment processing; and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate, early-stage and emerging growth companies, and renewable energy. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2019, the Company had a $20.7 billion loan portfolio, consisting primarily of FFELP loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.8 years. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. However, since July 1, 2010, which is the effective date on and after which no new loans can be originated under the FFEL Program, the Company has purchased $26.6 billion of FFELP loans from other FFELP loan holders looking to exit or adjust their FFELP businesses. The Company believes there may be additional opportunities to purchase FFELP portfolios to generate incremental earnings and cash flow. However, since all FFELP loans will eventually run off, a key objective of the Company over the last several years is to reposition itself for the post-FFELP environment.
To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business acquisitions. The Company is also actively expanding its private education and consumer loan portfolios. In addition, in 2009, the Company began servicing federally owned student loans for the Department.
On November 12, 2019, the Company announced it filed an application with the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions to establish Nelnet Bank, a Utah-chartered industrial bank. If the charter is granted, Nelnet Bank would operate as an internet bank franchise with a home office in Salt Lake City and would leverage the Company's experience and expertise helping students and families plan and pay for their education. The Company cannot predict the timing of the application process, or if the Company will be successful in obtaining a charter.
Operating Segments
The Company has four reportable operating segments summarized below. Business activities and operating segments that are not reportable are combined and included in "Corporate and Other Activities."
Loan Servicing and Systems (“LSS”)
•Referred to as Nelnet Diversified Services (“NDS”)
•Focuses on student and consumer loan origination services and servicing, loan origination and servicing-related technology solutions, and outsourcing business services
•Includes the brands Nelnet Loan Servicing, Great Lakes Educational Loan Services, Inc. (“Great Lakes”), Firstmark Services, and Proxi

Education Technology, Services, and Payment Processing (“ETS&PP”)
•Referred to as Nelnet Business Services (“NBS”)
•Includes the brands FACTS, Nelnet Campus Commerce, PaymentSpring, FACTS Education Solutions, Aware3, and Nelnet International
•Services include tuition payment plans and billing, financial needs assessment services, online payment and refund processing, school information system software, payment technologies, and professional development and educational instruction services
Communications
•Includes the operations of ALLO Communications LLC (“ALLO”) within Nelnet Communications Services
•Focuses on providing fiber optic service directly to homes and businesses for internet, telephone, and television services
Asset Generation and Management (“AGM”)
•Also referred to as Nelnet Financial Services
•Includes the acquisition and management of the Company's student and other loan assets
A more detailed description of each of the Company's reportable operating segments and Corporate and Other Activities is provided below.
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
As of December 31, 2019, the Company serviced $473.0 billion of loans for 15.1 million borrowers. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) - “Loan Servicing and Systems Operating Segment - Results of Operations - Student Loan Servicing Volumes” for additional information related to the Company's servicing volume.
Servicing federally-owned student loans for the Department
As discussed above, Nelnet Servicing and Great Lakes are two of four large private sector companies, or TIVAS, awarded student loan servicing contracts by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. Under the servicing contracts, Nelnet Servicing and Great Lakes earn a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by Nelnet Servicing or Great Lakes, respectively. The amount paid per each unique borrower is dependent on the status of the borrower (e.g., in school or in repayment). As of December 31, 2019, Nelnet Servicing was servicing $183.8 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $240.0 billion of student loans for 7.4 million borrowers under its contract. The Department is the Company's largest customer, representing 30 percent of the Company's revenue in 2019.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On May 15, 2019, Nelnet Servicing and Great Lakes each received a contract extension from the Department's Office of Federal Student Aid (“FSA”) pursuant to which FSA extended the expiration date of the current contracts to December 15, 2019. On November 26, 2019, Nelnet Servicing and Great Lakes each received an additional extension from FSA on their contracts through December 14, 2020. The contract extensions also provide the potential for two additional six-month extensions at the Department’s discretion through December 14, 2021.
FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution (“EPS”)
•NextGen Business Process Operations (“BPO”)
•NextGen Optimal Processing Solution (“OPS”)
On April 1, 2019 and October 4, 2019, the Company responded to the EPS component. On January 16, 2020, FSA released an amendment to the EPS component and the Company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO component. On January 10, 2020, FSA released an amendment to the BPO component and the Company responded on January 30, 2020. The Company is also part of a team that has responded and intends to respond to various aspects of the OPS component; however, on November 12, 2019, FSA put an indefinite hold on the OPS solicitation. The Company cannot predict the timing, nature, or outcome of these solicitations.
The Department also has contracts with 31 not-for-profit (“NFP”) entities to service student loans, although five NFP servicers currently service the volume allocated to these 31 entities. The Company licenses its remote-hosted servicing software to three of the five NFP servicers.
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
Under the most recent publicly announced performance metrics measurements used by the Department for the quarterly periods January 1, 2019 through June 30, 2019, Great Lakes' and Nelnet Servicing's overall rankings among the nine current servicers for the Department were first and sixth, respectively. Based on these results, Great Lakes' and Nelnet Servicing's allocation of new student loan servicing volumes for the period September 1, 2019 through February 29, 2020 are 19 percent and 9 percent, respectively.
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

•Origination of consolidation loans. The Department outsources the origination of consolidation loans whereby each of the servicers receive Federal Direct Loan consolidation origination volume based on borrower choice. The Department pays the Company a fee for each completed consolidation loan application it processes. Nelnet Servicing and Great Lakes each service the consolidation volume it originates.
Servicing FFELP loans
NDS services the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients.
The Company uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).
The Company serviced FFELP loans on behalf of 130 third-party servicing customers as of December 31, 2019. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts, which essentially provide that as long as the applicable loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down. However, the Company believes there may be opportunities to service additional FFELP loan portfolios from current FFELP participants as the program winds down.
Originating and servicing private education and consumer loans
NDS conducts origination and servicing activities for private education and consumer loans. Private education loans are non-federal private credit loans made to students or their families; as such, the loans are not issued or guaranteed by the federal government. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or the borrowers' personal resources. Although similar in terms of activities and functions as FFELP loan servicing (e.g., application processing, disbursement processing, payment processing, customer service, statement distribution, and reporting), private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements.
The Company has invested and currently plans to continue to invest in modernizing key technologies and services to position its consumer loan servicing business for the long-term, expanding services to include personal loan products and other consumer installment assets. The Company is in the process of a complete modernization of its private education and consumer loan origination and repayment servicing systems. Improvements in systems will allow for diversified products to be both originated and serviced with state-of-the-art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is expected to be a key growth area. In both back-up servicing and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.
The Company serviced private education and consumer loans on behalf of 64 third-party servicing customers as of December 31, 2019. In addition, the Company provides back-up servicing arrangements to assist 14 entities for more than 3.7 million borrowers. For a monthly fee, these arrangements require a 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer.
Providing student loan servicing software and other information technology products and services
NDS provides data center services, student loan servicing software for servicing private education and federal loans, guaranty servicing software, and consulting and professional services to support the technology platforms. These proprietary software systems are used internally by the Company and/or licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2019, 6.4 million borrowers were hosted on the Company's hosted servicing software solution platforms.

Providing outsourced services including call center, processing, and marketing services
The Company provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels.
Competition
The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry. The principal competitor for existing and prospective FFELP and private education loan servicing business is Navient Corporation (“Navient”), which in 2018 entered into an agreement with First Data to provide technology solutions for servicing Navient's federal education loans in addition to the technology role they already played with respect to private education loans. Navient is the largest for-profit provider of servicing functions. In contrast to its competitors, the Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.
With the elimination of new loan originations under the FFEL Program, four TIVAS servicers, including Nelnet Servicing and Great Lakes, were named by the Department in 2009 as servicers of federally-owned loans. The two other TIVAS servicers are FedLoan Servicing (Pennsylvania Higher Education Assistance Agency (“PHEAA”)) and Navient. In addition, the Department has contracts with 31 NFP entities to service student loans that are serviced by 5 prime NFP servicers. The Company currently licenses its hosted servicing software to three prime NFP servicers that represent 13 NFP organizations. PHEAA is the only other TIVAS servicer offering a hosted Federal Direct Loan Program servicing solution to the NFP servicers.
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
Education Technology, Services, and Payment Processing
NBS provides service and technology to administrators, teachers, students, and families of K-12 schools and higher education institutions. The Company’s payment processing services and technologies also serve customers outside of education.
The Company's solutions include:

•Tuition payment plans	•School administration
•Payment processing	•Financial management
•Advancement (giving management)	•Enrollment and communications
•Professional development	•Instructional services
The majority of this segment's customers are located in the United States; however, the Company also provides services and technology in Australia, New Zealand, and Southeast Asia, and currently believes there are opportunities to increase its customer base and revenues internationally.
See the MD&A - “Education Technology, Services, and Payment Processing Operating Segment - Results of Operations” for a discussion of the seasonality of the business in this operating segment.
K-12
In the K-12 market, FACTS comprehensive set of solutions includes (i) financial management, (ii) school administration solutions, (iii) advancement, (iv) enrollment and communications; (v) professional development and educational instruction services, and (vi) innovative technology products that aid in teacher and student evaluations. The Company provides services for more than 11,500 K-12 schools and serves nearly 4.2 million students and families.
The Company is the market leader in education financial management services, including actively managed tuition payment plans, financial needs assessment (grant and aid), incidental billing, advanced accounting, and payment forms. K-12 educational institutions contract with the Company to administer tuition payment plans that allow families to make recurring payments generally over six to 12 months. The Company earns tuition payment plan services revenue by collecting a fee from either the institution or the payer to administer the plan. Additionally, the Company may earn revenue for payment processing fees when families make tuition payments. The Company's grant and aid assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company earns service revenue by charging a fee for grant and aid applications processed. Under the FACTS brand, the Company provides actively managed tuition payment plans in Australia through Nelnet International.
The Company’s school administration solutions include FACTS Student Information System (“SIS”), Family App, and Parent Alert. FACTS SIS automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management. The Company’s information systems software is sold as a subscription service to schools. The Company also offers a streamlined, social, and fully integrated learning management system to enhance classroom instruction for both teachers and students. FACTS Family App provides families with mobile access to the information they need and Parent Alert allows for instant communication with families when needed. Prior to the re-branding effort in 2018, FACTS SIS was branded and known as RenWeb School Management Solutions. The Company offers student information systems to schools in Australia and New Zealand through Nelnet International.
The combination of the Company’s school administration software and tuition management and grant and aid assessment services has significantly increased the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.
The Company's advancement solution, FACTS Giving, is a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting. Enrollment and communications solutions include School Site and Application and Enrollment. School Site offers website design and Application and Enrollment is a simple, cost effective admissions software.
FACTS Education Solutions provides customized professional development services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advanced learning and professional development while helping private schools identify and attain equitable participation in federal education programs. FACTS Education Solutions also offers an innovative technology product that aids in both teacher and student evaluation.
Higher Education
In the higher education market, the Company (known as Nelnet Campus Commerce) offers solutions including (i) actively managed tuition payment plans and (ii) payments technology and processing. The newest product to launch in this market is CampusKey, which provides students with a mobile app to replace their plastic student ID card. The Company provides service for more than 1,300 colleges and universities worldwide and serves 7.6 million students and families.
Higher education institutions contract with the Company to administer actively managed payment plans that allow the student and family to make recurring payments on either a semester or annual basis. The Company earns tuition payment plan services revenue by collecting a fee from either the student or family to administer the plan. Additionally, the Company may earn revenue for payment processing fees when families make tuition payments.
The Company's payment technology solutions allow for electronic billing and payment of campus charges. Payment technologies includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among other activities. The Company earns revenue for e-billing, hosting and maintenance, credit card processing fees, and e-payment transaction fees, which are powered by the Company's secure payment processing systems.
The Company's payment technology and processing solutions are sold as a subscription service to colleges and universities. The systems process payments through the appropriate channels in the banking or credit card networks to make deposits into the client's bank account. The systems can be further deployed to other departments around campus as requested (e.g., application fees, alumni giving, parking, events, etc.).
Nelnet International also offers payments technology and processing solutions to higher education institutions in Australia, New Zealand, and Southeast Asia.
Non-education services
Under the brands PaymentSpring and Aware3, the Company has expanded its customer base to include both education and non-education customers. PaymentSpring offers technology and payment services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software. Aware3 is a mobile first technology focused on increasing engagement, online giving, and communication for church and not-for-profit customers.
Competition
The Company is the largest provider of tuition management and financial needs assessment services to the private and faith-based K-12 market in the United States. Competitors include financial institutions, tuition management providers, financial needs assessment providers, accounting firms, and a myriad of software companies.
In the higher education market, the Company targets business offices at colleges and universities. In this market, the primary competition is from a relatively small number of campus commerce and tuition payment providers, as well as solutions developed in-house by colleges and universities.
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
Communications
The Company provides communication services through ALLO, a majority owned subsidiary. ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services, to business, governmental, and residential customers in Nebraska and Colorado, and specializes in high-speed internet and broadband services available through its all-fiber network. ALLO currently serves or has announced plans to serve the Scottsbluff, Gering, Bridgeport, North Platte, Ogallala, Alliance, Lincoln, Hastings, and Imperial communities in Nebraska, and Fort Morgan and Breckenridge, Colorado. Total households in these communities is approximately 161,000. As of December 31, 2019, the Company provided services to approximately 48,000 residential households, an increase of over 10,000, or 28 percent, from the prior year. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to additional communities.
Internet and television services
Internet and television services include data and video products and services to residential, governmental, and business subscribers. ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds up to 1 gigabit per second for residential customers, depending on the nature of the network facilities that are available, the level of service selected, and the geographic market availability. ALLO also offers a variety of data connectivity services for businesses and governmental entities, including Ethernet services capable of multiple connections over ALLO's fiber-based networks. ALLO's Internet Protocol Television Video (“IPTV”) services range from limited basic service to advanced television, which includes several plans, each with hundreds of local, national, and music channels, including premium and pay-per-view channels, as well as video on demand service. Subscribers may also subscribe to ALLO's advanced video services, which consist of high definition television, digital video recorders (“DVR”), and/or a whole home DVR. ALLO's whole home DVR gives customers the ability to watch recorded shows on any television in the house, record multiple shows at one time, and utilize an intuitive on-screen guide and user interface.
ALLO expects that internet services will continue to increase as a more significant component of its overall services, and offset the anticipated decline in traditional residential telephone and television services.
Telephone services
Local calling services include a full suite of telephone services, including basic services, primary rate interface (“PRI”), and session initiation protocol (“SIP”). ALLO's service plans include options for voicemail and other enhanced custom calling features including hunting, caller ID, call forwarding, and call waiting, among others. Services are charged at a fixed monthly rate or can be bundled with selected services at a discounted rate. ALLO provides a hosted private branch exchange (“PBX”) package, which utilizes a soft switch and allows the customer the flexibility of utilizing new telephone technology and features without investing in a new telephone system. The package bundles local service, calling features, and internet protocol (“IP”) business telephones.
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

Sales and marketing
The key components of ALLO's overall marketing strategy include:
•Promoting the advantages of an all-fiber network connected directly to homes and businesses capable of delivering synchronous internet speeds of over one gigabit per second
•Building complete fiber communities by passing substantially all homes and businesses within its network
•Organizing sales and marketing activities around consumer, enterprise, and carrier customers
•Positioning ALLO as a single point of contact for customers’ communications needs
•Providing customers with a broad array of internet, television, and telephone services and bundling these services whenever possible
•Providing excellent local customer service, including 24/7/365 customer support to coordinate installation of new services, repair, and maintenance functions
•Developing and delivering new services to meet evolving customer needs and market demands
•Utilizing proven modern technology to deliver services
ALLO currently offers services through social media platforms, direct marketing, call centers, its website, communication centers, and commissioned sales representatives. ALLO markets its services both individually and as bundled services, including its triple-play offering of internet, television, and telephone services. By bundling service offerings, ALLO is able to offer and sell a more complete and competitive package of services, which simultaneously increases its margin per customer and adds value for the consumer or business. ALLO also believes that bundling leads to increased customer loyalty and retention.
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
Competition
Telecommunications businesses are highly competitive and continue to face increased competition as a result of technology changes and industry legislative and regulatory developments. ALLO faces actual or potential competition from many existing and emerging companies, including incumbent and competitive local telephone companies, long distance carriers and resellers, wireless companies, internet service providers (“ISPs”), satellite companies, cable television companies, and in some cases by new forms of providers who are able to offer competitive services through software applications, requiring a comparatively small initial investment. Due to consolidation and strategic alliances within the industry, ALLO cannot predict the number of competitors it will face at any given time. The wireless business has expanded significantly, causing many residential subscribers of traditional telephone services to discontinue those services and rely exclusively on wireless service. Consumers are finding individual television shows of interest to them through the internet and are watching content that is downloaded to their computers. Some providers, including television and cable television content owners, have initiated what are referred to as “over-the-top” services that deliver video content to televisions and computers over the internet. The incumbent telephone carriers in the markets ALLO serves enjoy certain business advantages, including size, financial resources, favorable regulatory position, a more diverse product mix, brand recognition, and connection to virtually all of ALLO's customers and potential customers. The largest cable operators also enjoy certain business advantages, including size, financial resources, ownership of or superior access to desirable programming and other content, a more diverse product mix, brand recognition, and first-in-the-field advantages with a customer base that generates positive cash flow for their operations. ALLO's competitors continue to add features and adopt aggressive pricing and packaging for services comparable to the services ALLO offers. Their success in selling some services competitive with ALLO's can lead to revenue erosion in other related areas. ALLO faces intense competition in its markets for long distance, internet access, and other ancillary services that are important to ALLO's business and to its growth strategy.
Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets. Loans consist of federally insured student loans (originated under the FFEL Program), private education loans, and consumer loans. Substantially all of the Company's loan portfolio (97.7 percent as of December 31, 2019) is federally insured. As of December 31, 2019, the Company's loan portfolio was $20.7 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis,” for further details related to the loan spread. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.
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
The Company's portfolios of private education loans and consumer loans are subject to credit risk and defaults may increase above current levels based on numerous factors, including a decline in the economy or an increase in unemployment.
Origination and acquisition
The Reconciliation Act of 2010 discontinued originations of new FFELP loans, effective July 1, 2010.  However, the Company believes there will be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to exit or adjust their FFELP businesses. For example, from July 1, 2010 through December 31, 2019, the Company purchased a total of $26.6 billion of FFELP student loans from various third parties, including a total of $1.5 billion during 2019. However, since all FFELP loans will eventually pay off, a key objective of the Company over the last several years is to reposition itself for the post-FFELP environment. As such, the Company is actively expanding its private education and consumer loan portfolios.
During 2019, the Company relaunched U-fi, a marketing partnership with Union Bank and Trust Company ("Union Bank"), a company under common control with the Company. U-fi is a refinance and private student loan product that helps people pay for their education and for those who have finished their education, to refinance and consolidate their debt. During 2019, U-fi generated $108.7 million in new refinance education loans for Union Bank.
During 2019, the Company purchased $71.5 million of private education loans (including $67.7 million of U-fi loans from Union Bank) and $405.7 million of consumer loans.
The Company's competition for the purchase of FFELP, private education, and consumer loan portfolios includes banks, hedge funds, and other finance companies.

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
Corporate and Other Activities
Whitetail Rock Capital Management, LLC ("WRCM")
As of December 31, 2019, WRCM, the Company's SEC-registered investment advisor subsidiary, had $1.41 billion in assets under management for third-party customers, consisting of student loan asset-backed securities and Nelnet stock. WRCM earns annual management fees of 25 basis points for asset-backed securities under management and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. WRCM earns annual management fees of five basis points for Nelnet stock under management. During 2019, WRCM earned $2.9 million in management fees and generated $0.1 million in performance fees. Assuming assets under management remain at their current levels, management fees should be relatively stable in future years. The Company currently anticipates that opportunities for WRCM to earn meaningful performance fees in future periods are more limited.
Real estate and other investments
The Company makes investments to further diversify itself both within and outside of its historical core education-related businesses, including investments in real estate and early-stage and emerging growth companies. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company is headquartered. These investments include projects for the development of properties in Lincoln’s east downtown Telegraph District, where a new facility for the Company’s student loan servicing operations is located, and projects in Lincoln’s Haymarket District, including the new headquarters of Hudl, an online video analysis and coaching tools software company for athletes of all levels. The Company is also a tenant at Hudl's headquarters. David S. Graff, a member of the Company’s board of directors, is a co-founder, the chief executive officer, and a director of Hudl. In addition, the Company has a total equity investment in Hudl of $51.8 million.
In addition, the Company invests in certain tax-advantaged projects promoting renewable energy resources (solar projects). The Company’s investments in these projects are designed to generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, over specified time periods.
Regulation and Supervision
The Company's operating segments and industry partners are heavily regulated by federal and state government regulatory agencies. The following provides a summary of the more significant existing and proposed legislation and regulations affecting the Company. A failure to comply with these laws and regulations could subject the Company to substantial fines, penalties, and remedial and other costs, restrictions on business, and the loss of business. Regulations and supervision can change rapidly, and changes could alter the Company's business plan and increase the Company's operating expenses as new or additional regulatory compliance requirements are addressed.
Loan Servicing and Systems
NDS, which services Federal Direct Loan Program, FFELP, and private education and consumer loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant federal laws and regulations include:
•The Higher Education Act, which establishes financial responsibility and administrative capability requirements that govern all third-party servicers of federally insured student loans
•The Telephone Consumer Protection Act (“TCPA”), which governs communication methods that may be used to contact customers
•The Truth-In-Lending Act (“TILA”) and Regulation Z, which govern disclosures of credit terms to consumer borrowers
•The Fair Credit Reporting Act (“FCRA”) and Regulation V, which govern the use and provision of information to consumer reporting agencies

•The Equal Credit Opportunity Act (“ECOA”) and Regulation B, which prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit
•The Servicemembers Civil Relief Act (“SCRA”), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability
•The Electronic Funds Transfer Act (“EFTA”) and Regulation E, which protect individual consumers engaged in electronic fund transfers (“EFTs”)
•The Gramm-Leach-Bliley Act (“GLBA”) and Regulation P, which govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices
•The General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation which places specific requirements on businesses that collect and process personal data of individuals residing in the EU, and provides for significant fines and other penalties for non-compliance
•The California Consumer Privacy Act (“CCPA”), which enhances the privacy rights and consumer protection for residents of California
•Laws prohibiting unfair, deceptive, or abusive acts or practices (“UDAAP”)
•Various laws, regulations, and standards that govern government contractors
As a student loan servicer for the federal government and for financial institutions, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act (“HEA”) and related laws, rules, regulations, and policies. The HEA regulates every aspect of the federally insured student loan program. Failure to comply with the HEA could result in fines, the loss of the insurance and related federal guarantees on affected FFELP loans, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims. The Company has designed its servicing operations to comply with the HEA, and it regularly monitors the Company's operations to maintain compliance. While the HEA is required to be reviewed and reauthorized by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the HEA each year since 2013 while Congress works on the next reauthorization. The Company continuously monitors for potential changes to HEA and evaluates possible impacts to its business operations.
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
As a third-party service provider to financial institutions, the Company is subject to periodic examination by the Federal Financial Institutions Examination Council (“FFIEC”). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks, the Federal Deposit Insurance Corporation (“FDIC”), and the CFPB, and to make recommendations to promote uniformity in the supervision of financial institutions.
In 2019, several states enacted laws regulating and monitoring the activity of student loan servicers. Some of these laws stipulate additional licensing fees which increase the Company’s cost of doing business. Where the Company has obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on the Company. In addition, these statutes may also subject the Company to the supervisory and examination authority of state regulators in certain cases, and the Company will be subject to and experience exams by state regulators. If the Company is found to not have complied with applicable laws, regulations, or requirements, it could: (i) lose one or more of its licenses or authorizations, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions, or penalties, or (iv) be in breach of certain contracts, which may void or cancel such contracts. The Company anticipates additional states adopting similar laws.
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
The Company's payment processing services are also subject to the National Automated Clearing House Association (“NACHA”) requirements, which include operating rules and sound risk management procedures to govern the use of the Automated Clearing House (“ACH”) Network. These rules are used to ensure that the ACH Network is efficient, reliable, and secure for its members. Because the ACH Network uses a batch process, the importance of proper submissions by NACHA members is magnified. The Company is also impacted by laws and regulations that affect the bankcard industry. The Company is registered with Visa, MasterCard, American Express, and the Discover Network as a service provider and is subject to their respective rules.
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
At the federal level, the Federal Communications Commission (“FCC”) generally exercises jurisdiction over facilities and services of local exchange carriers to the extent they are used to provide, originate, or terminate interstate or international communications. The FCC has the authority to condition, modify, cancel, terminate, or revoke operating authority for failure to comply with applicable federal laws or FCC rules, regulations, and policies.
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
The Communications Act of 1934 (“Communications Act”) requires, among other things, that telecommunications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The 1996 amendments to the Communications Act, contained in the Telecommunications Act, dramatically changed, and likely will continue to change, the landscape of the telecommunications industry. The central aim of the Telecommunications Act is to open local telecommunications markets to competition while enhancing universal service. The Telecommunications Act imposes a number of interconnection and other requirements on all local communications providers. All telecommunications carriers have a duty to interconnect directly or indirectly with the facilities and equipment of other telecommunications carriers.
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
Internet services have become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting internet use, including, for example, consumer privacy, copyright protections, defamation liability, taxation, obscenity, and unsolicited commercial email. ALLO's internet services are subject to the Communications Assistance for Law Enforcement Act (“CALEA”) requirements regarding law enforcement surveillance. Content owners are now seeking additional legal mechanisms to combat copyright infringement over the internet. Pending and future legislation in this area could adversely affect ALLO's operations as an internet service provider ("ISP") and relationship with internet customers. Additionally, the FCC and Congress are considering subjecting internet access services to the Universal Service funding requirements. These funding requirements could impose significant new costs on ALLO's high-speed internet service. State and local governmental organizations have also adopted internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as privacy, pricing, service and product quality, and taxation. The adoption of new internet regulations or the adaptation of existing laws to the internet could adversely affect ALLO's business.
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
IPTV operations require state or local franchise or other authorization in order to provide cable service to customers. ALLO is subject to regulation under a Communications Act framework that addresses such issues as the use of local streets and rights of way; the carriage of public, educational, and governmental channels; the provision of channel space for leased commercial access; the amount and payment of franchise fees; consumer protection; and similar issues. In addition, federal laws and FCC regulations place limits on the common ownership of cable systems and competing multichannel television distribution systems, and on the common ownership of cable systems and local telephone systems in the same geographic area. The FCC has recently expanded its oversight and regulation of cable television-related matters. Federal law and regulations also affect numerous issues related to television programming and other content. Under federal law, certain local television broadcast stations (both commercial and non-commercial) can elect, every three years, to take advantage of rules that require a cable operator to distribute the station’s content to the cable system’s customers without charge, or to forego this “must-carry” obligation and to negotiate for carriage on an arm’s length contractual basis, which typically involves the payment of a fee by the cable operator, and sometimes involves other considerations as well. The current three-year cycle began on January 1, 2018. ALLO has negotiated agreements with the local television broadcast stations that would have been eligible for “must carry” treatment in each of its current markets. The contractual relationships between cable operators and most providers of content who are not television broadcast stations generally are not subject to FCC oversight or other regulation.
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
Asset Generation and Management
The Dodd-Frank Act created a comprehensive regulatory framework for derivatives transactions, with regulatory authority allocated among the Commodity Futures Trading Commission (“CFTC”), other prudential regulators, and the SEC. This framework, among other things, subjects certain swap participants to capital and margin requirements, recordkeeping, and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. Even where a securitization trust qualifies for an exemption, many of the Company's derivative counterparties are subject to capital, margin, and business conduct requirements and therefore the Company may be impacted. Where securitization trusts do not qualify for an exemption, the Company may be unable to enter into new swaps to hedge interest rate or currency risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate, or otherwise materially modify existing swap contracts could result in a downgrade of outstanding asset-backed securities. As a result, the Company's business, ability to access the capital markets for financing, and costs may be impacted by these regulations.
Corporate
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer and requiring the safeguarding of nonpublic personal information. For example, in the United States, the Company and its financial institution clients are, respectively, subject to the Federal Trade Commission’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables customers to opt out of the Company’s ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. Data privacy and data protection are areas of increasing state legislative focus. For example, the California Consumer Privacy Act (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. The California Attorney General has not yet adopted regulations implementing the CCPA, and the California State Legislature has amended the CCPA since its passage. In addition, similar laws may be adopted by other states where the Company does business. The federal government may also pass data privacy or data protection legislation. In addition, in the EU, privacy law is now governed by the GDPR, which is directly binding and applicable for each EU member state from May 25, 2018. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance compared to the prior law governing data privacy in the EU.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2019, the Company had 53 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.
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

Employees
As of December 31, 2019, the Company had approximately 6,600 employees. None of the Company's employees are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its employees, and the Company believes that relations with its employees are good.
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
The Company has adopted a Code of Ethics and Conduct that applies to directors, officers, and employees, including the Company's principal executive officer and its principal financial and accounting officer, and has posted such Code of Ethics and Conduct on its investor relations website. Amendments to and waivers granted with respect to the Company's Code of Ethics and Conduct relating to its executive officers and directors, which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations, will also be posted on its investor relations website. The Company's Corporate Governance Guidelines, Audit Committee Charter, People Development and Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Risk and Finance Committee Charter, and Compliance Committee Charter are also posted on its investor relations website.
Information on the Company's websites is not incorporated by reference into this report and should not be considered part of this report.
ITEM 1A.  RISK FACTORS
We operate our businesses in a highly competitive and regulated environment. We are subject to risks including, but not limited to, strategic, market, liquidity, credit, regulatory, technology, operational, security, and other business risks such as reputation damage related to negative publicity and dependencies on key personnel, customers, vendors, and systems. This section highlights specific risks that could adversely affect our financial results and condition and the value of, and return on, an investment in the Company. Although this section attempts to highlight key risk factors, other risks may emerge at any time and we cannot predict all risks or estimate the extent to which they may affect our financial performance. These risk factors should be read in conjunction with the other information included in this report.
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
As of December 31, 2019, we had $18.9 billion, $0.8 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $7.5 billion of debt indexed to three-month LIBOR, which resets quarterly, and $11.0 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, there can be no assurance that the indices' historically high level of correlation will not be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

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
For the year ended December 31, 2019, we earned $89.9 million of fixed rate floor income, which includes $40.2 million of net settlement proceeds received related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.
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
Although we believe our derivative instruments are highly effective, developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. Because many of our derivatives are not balance guaranteed to a particular pool of student loans and we may not elect to fully hedge our risk on a notional and/or duration basis, we are subject to the risk of being under or over hedged, which could result in material losses. In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into. As a result, there is no assurance that our economic hedging activities will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.
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
For derivatives executed on and prior to June 10, 2013 or not required to be executed through an exchange or central clearinghouse ("non-centrally cleared derivatives"), we are exposed to credit risk. However, the majority of our derivatives currently outstanding and anticipated to be executed in future periods are and will be executed and cleared at a regulated clearinghouse, thus, significantly reducing counterparty credit risk on our derivative portfolio.

Interest rate movements have an impact on the amount of collateral we are required to deposit with our derivative instrument counterparties (for non-centrally cleared derivatives) and variation margin payments with our clearinghouse (for centrally cleared derivatives). We attempt to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. Our derivative portfolio and hedging strategy is reviewed periodically by our internal risk committee and our board of directors' Risk and Finance Committee.
With our current derivative portfolio, which consists primarily of interest rate swaps to hedge floor income and basis swaps to hedge basis and repricing risk, we do not currently anticipate a near term movement in interest rates having a material impact on our liquidity or capital resources, nor expect future movements in interest rates to have a material impact on our ability to meet potential collateral deposit requirements with our counterparties and/or make variation margin payments to our clearinghouse. Based on the interest rate swaps outstanding as of December 31, 2019, if the forward interest rate curve was 50 basis points lower for the remaining duration of these derivatives, we would have been required to pay approximately $10 million in additional collateral and/or variation margin. In addition, if the forward basis curve between one-month and three-month LIBOR experienced a ten basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay one-month LIBOR and receive three-month LIBOR), we would have been required to post approximately $25 million in additional collateral and/or variation margin. Due to the existing low interest rate environment, our exposure to downward movements in interest rates on our interest rate swaps is limited. In addition, we believe the historical high correlation between one-month and three-month LIBOR limits our exposure to interest rate movements on the 1:3 Basis Swaps.
However, if interest rates move materially and negatively impact the fair value of our derivative portfolio, the replacement of LIBOR as a benchmark rate as discussed below has significant adverse impacts on our derivatives, or if we enter into additional derivatives in which the fair value of such derivatives becomes negative, we could be required to pay a significant amount of collateral to our derivative instrument counterparties and/or variation margin to our clearinghouse. These payments, if significant, could negatively impact our liquidity and capital resources.
Interest rate risk - replacement of LIBOR as a benchmark rate
The London Interbank Offered Rate (“LIBOR”) is a widely accepted interest rate benchmark referenced in financial contracts globally and is used to determine interest rates on commercial and consumer loans, bonds, derivatives, and numerous other financial instruments.
As of December 31, 2019, the interest earned on a principal amount of $18.9 billion in our FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $18.4 billion of our FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of our derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR.
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. Accordingly, there is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021. In April 2018, the Federal Reserve Bank of New York commenced publication of three reference rates based on overnight United States Treasury repurchase agreement transactions, including the Secured Overnight Financing Rate (“SOFR”), which has been recommended as an alternative to United States dollar LIBOR by the Alternative Reference Rates Committee. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR, including what effect it would have on the value of LIBOR-based securities, financial contracts, and variable rate loans. Although the indentures for student loan asset-backed debt securities issued in our most recent LIBOR-indexed securitization transactions include new interest rate determination fallback provisions emerging in the market for new issuances of LIBOR-indexed debt securities, many of the contracts for our existing LIBOR-indexed assets, liabilities, and derivative instruments from historical transactions do not include provisions that contemplated the possibility of a permanent discontinuation of LIBOR and clearly specified a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how the market in general, specific counterparties in particular, the courts, or regulators will address the significant complexities and uncertainties involved in a transition away from LIBOR to an alternative benchmark rate. Specifically, the Department has not yet indicated any market transition away from the current LIBOR framework for paying special allowance payments to holders of FFELP assets. As a result, we cannot predict the impact that a transition from LIBOR to an alternative benchmark rate would have on our existing LIBOR-indexed assets, liabilities, and derivative instruments, but such impact could have material adverse effects on the value, performance, and related cash flows of such LIBOR-indexed items, including our funding costs, net interest income, loan and other asset values, and asset-liability management strategies. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the income and expenses associated with, and the pricing and value of our LIBOR-based assets and liabilities, which include the majority of our FFELP student loan assets and FFELP student loan asset-backed debt securities issued to fund those assets, as well as the majority of our derivative financial instruments we use to manage LIBOR-based interest rate risks associated with such FFELP student loan-related assets and liabilities;
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
•make future asset-backed securitizations more difficult to complete or more expensive until LIBOR or alternative benchmark rate uncertainties are resolved; and
•result in basis risk if the alternative benchmark rate on our loan assets does not match the alternative benchmark rate for the funding for those assets.
In addition, a transition away from LIBOR to an alternative benchmark rate or rates may impact our existing transaction data, systems, operations, pricing, and risk management processes, and require significant efforts to transition to or develop appropriate systems and analytics to reflect a new benchmark rate environment. There can be no assurance that such efforts will successfully mitigate the financial and operational risks associated with a transition away from LIBOR.
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
The vast majority (97.7 percent) of our student loan portfolio is federally guaranteed. The allowance for loan losses from the federally insured loan portfolio is based on periodic evaluations of our loan portfolios, considering loans in repayment versus those in nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant qualitative factors. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest.
Our private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. In determining the adequacy of the allowance for loan losses on the private education and consumer loans, we consider several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, and trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant qualitative factors. We place our private education and consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due, and charge off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on the type of loan program. We are actively expanding our acquisition of private education and consumer loan portfolios, which increases our exposure to credit risk.

The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. As of December 31, 2019, our allowance for loan losses was $61.9 million. During the year ended December 31, 2019, we recognized a provision for loan losses of $39.0 million. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that management believes is appropriate to cover probable losses inherent in the loan portfolio.
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses, which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. The new CECL standard became effective for us on January 1, 2020. Under the CECL model, we are required to measure and recognize an allowance for loan losses that estimates remaining expected credit losses for financial assets held at the reporting date. This will result in us presenting certain financial assets carried at amortized cost, such as our loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model (the model used by us to recognize credit losses for all periods prior to January 1, 2020), which delays recognition until it is probable a loss has been incurred. See the MD&A - “Recent Accounting Pronouncements - Allowance for Loan Losses” for further details on the expected impact on our consolidated financial statements from the adoption of the CECL accounting standard.
If future defaults on loans held by us are higher than anticipated, which could result from a variety of factors such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends, or actual performance is significantly worse than currently estimated, our estimate of the allowance for loan losses and the related provision for loan losses in our statements of income would be materially affected.
Liquidity and Funding
The current maturities of our loan warehouse financing facilities do not match the maturities of the related funded loans, and we may not be able to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration.
The majority of our portfolio of student loans is funded through asset-backed securitizations that are structured to substantially match the maturities of the funded assets, and there are minimal liquidity issues related to these facilities. We also have loans funded in shorter term warehouse facilities. The current maturities of these facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration.
As of December 31, 2019, we maintained two FFELP warehouse facilities as described in note 4 of the notes to consolidated financial statements included in this report. The FFELP warehouse facilities have revolving financing structures supported by liquidity provisions, which expire in May 2020. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by the final maturity dates in May 2021 and May 2022, respectively. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of recourse indebtedness to adjusted EBITDA, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2019, $778.1 million was outstanding under the FFELP warehouse facilities and $42.6 million was advanced as equity support.
We also have a consumer loan warehouse facility that has an aggregate maximum financing amount available of $200.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of December 31, 2019, $116.6 million was outstanding and $41.3 million was advanced as equity support under this warehouse facility.
In addition, on February 13, 2020, we closed on a private loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, an advance rate of 90 percent, liquidity provisions through February 15, 2021, and a final maturity date of February 11, 2022.
If we are unable to obtain cost-effective funding alternatives for the loans in the warehouse facilities prior to the facilities' maturities, our cost of funds could increase, adversely affecting our results of operations. If we cannot find any funding alternatives, we would lose our collateral, including the loan assets and cash advances, related to these facilities.

We are exposed to mark-to-formula collateral support risk on one of our FFELP warehouse facilities.
One of our FFELP warehouse facilities has a static advance rate until the expiration date of the liquidity provisions (May 2020). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility.
As of December 31, 2019, $489.3 million was outstanding under this warehouse facility and $21.7 million was advanced as equity support. In the event that the liquidity provisions are not renewed, a significant change in the valuation of loans could result in additional required equity funding support for this warehouse facility greater than what we can provide, which could result in an event of default resulting in termination of the facility and an acceleration of the repayment provisions. If we cannot find any funding alternatives, we would lose our collateral, including the student loan assets and cash advances, related to this facility. A default on the FFELP warehouse facility would also result in an event of default on our $455.0 million unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
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
Operations
Risks associated with our operations, as further discussed below, include those related to the importance of maintaining scale by retaining existing customers and attracting new business opportunities, our information technology systems and potential security and privacy breaches, and our ability to manage performance related to regulatory requirements.
Our largest fee-based customer, the Department of Education, represented 30 percent of our revenue in 2019. Failure to extend the Department contracts or obtain new Department contracts for different components, our inability to consistently surpass competitor performance metrics, or unfavorable contract modifications or interpretations, could significantly lower loan servicing revenue and hinder future servicing opportunities.
With the acquisition of Great Lakes, we are two of four TIVAS awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department. The Department also has contracts with 31 NFP entities to service student loans, although currently five NFP servicers service the volume allocated to these 31 entities. As of December 31, 2019, Nelnet Servicing was servicing $183.8 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $240.0 billion of student loans for 7.4 million borrowers under its contract. For the year ended December 31, 2019, we recognized $343.6 million in revenue from the Department under these contracts, which represented 30 percent of our revenue.
The current servicing contracts with the Department expire on December 14, 2020 and provide the potential for two additional six-month extensions at the Department’s discretion through December 14, 2021.
The Department's Office of Federal Student Aid (“FSA”) is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three new NextGen components:
•NextGen Enhanced Processing Solution (“EPS”)
•NextGen Business Process Operations (“BPO”)
•NextGen Optimal Processing Solution (“OPS”)
On April 1, 2019 and October 4, 2019, the Company responded to the EPS component. On January 16, 2020 FSA released an amendment to the EPS component and the Company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO component. On January 10, 2020 FSA released an amendment to the BPO component and the Company responded on January 30, 2020. The Company is also part of a team that has responded and intends to respond to various aspects of the OPS component; however, on November 12, 2019, FSA put an indefinite hold on the OPS solicitation.

In the event that our servicing contracts are not extended beyond the current expiration date or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks and uncertainties regarding the current Department contracts and potential future Department contracts, including potential delays, cancellations, or material changes to the structure of the contract procurement process, and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the timing or outcome of the Department's contract procurement solicitations.
New loan volume is currently allocated among the four TIVAS and five NFP servicers based on certain performance metrics established by the Department and compared among all loan servicers in this group. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics.
In the event the current Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, loan servicing revenue could decrease significantly. For example, as of January 2020, a change instituted by the Department required enrollment in the Ongoing Security Authorization (OSA) program that requires quarterly control assessments. The OSA program replaced the previous Authority to Operate (ATO) triennial assessment process. Because the OSA program is a novel process, we may encounter unforeseen issues with the Department, including differing interpretations on compliance controls and reporting requirements. Our inability to remediate any such issues to the satisfaction of the Department may cause a temporary or permanent injunction on servicing student loans under the contracts.
Additionally, we are partially dependent on the existing Department contracts to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of these contracts provide us the scale and infrastructure needed to profitably expand into new business opportunities. Failure to extend the Department contracts beyond the current expiration date, or obtain new Department contracts, could significantly hinder future opportunities, as well as result in potential impairment and restructuring charges that may be necessary to re-align our cost structure with our servicing operations.
A failure of our operating systems or infrastructure could disrupt our businesses, cause significant losses, result in regulatory action, and damage our reputation.
We operate many different businesses in diverse markets and depend on the efficient and uninterrupted operation of our computer network systems, software, datacenters, cloud services providers, telecommunications systems, and the rest of our operating systems and infrastructure to process and monitor large numbers of daily transactions in compliance with contractual, legal, regulatory, and our own standards. Such systems and infrastructure could be disrupted because of a cyberattack, spikes in transaction volume, power outages, telecommunications failures, degradation or loss of internet or website availability, natural disasters, political or social unrest, and terrorist acts. A significant adverse incident could damage our reputation and credibility, lead to customer dissatisfaction and loss of customers or revenue, and result in regulatory action, in addition to increased costs to service our customers and protect our network. Such event also could result in large expenditures to repair or replace the damaged properties, networks, or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and our business continuity plans may not be sufficient for all eventualities. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition, and results of operations.
Operating system and infrastructure risks continue to increase in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to support and process customer transactions, the increased number and complexity of transactions being processed, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. In addition, to access our services and products, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems.
Malicious and abusive activities, such as the dissemination of computer viruses, worms, and other destructive or disruptive software, internal and external threats, computer hackings, social engineering, process breakdowns, denial of service attacks, ransomware or ransom demands to not expose vulnerabilities in systems, and other malicious activities have become more common. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume, and damage to our or our customers' equipment and data. Although to date we have not experienced a material loss relating to cyberattacks or system outage, there can be no assurance that we will not suffer such losses in the future or that there is not a current threat that remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and the size and scale of our services.
We could also incur losses resulting from the risk of unauthorized access to our computer systems, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and failures to properly execute business continuation and disaster recovery plans. In the event of a breakdown in the internal control system, improper operation of systems, or unauthorized employee actions, we could suffer financial loss, potential legal actions, fines, or civil monetary penalties that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity and damage to our reputation.
As a result of the above risks, we continue to develop and enhance our training, controls, processes, and practices designed to protect, monitor, and restore our systems, computers, software, data, and networks from attack, damage, or unauthorized access, and this remains a priority for us, each of our business segments, and our Board of Directors. Even though we maintain technology and telecommunication, professional services, media, network security, privacy, injury, and liability insurance coverage to offset costs that may be incurred as a result of a cyberattack, information security breach, or extended system outage, this insurance coverage may not cover all costs of such incidents.
A security breach of our information technology systems could result in the disclosure of confidential customer and other information, significant financial losses and legal exposure, and damage to our reputation.
Our operations rely on the secure processing, storage and transmission of personal, confidential and other information in our information technology systems, including customer, personnel, and vendor data. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our systems, software and networks and to protect the confidentiality, integrity and availability of information belonging to us and our customers, we experience increasingly numerous and more sophisticated daily attacks on our systems, and our security measures may not be entirely effective.
We may not be able to anticipate or to implement effective preventive measures against all types of potential security breaches, because the techniques used change frequently, generally increase in sophistication, often are not recognized until launched, sometimes go undetected even when successful, and result in security attacks originating from a wide variety of sources, including organized crime, hackers, terrorists, activists, hostile foreign governments, and other external parties. Those parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information to gain access to our data or that of our customers, such as through “phishing” schemes. These risks may increase in the future as we continue to increase our mobile and internet-based product offerings and expand our internal usage of web-based products and applications. In addition, our customers often use their own devices, such as computers, smart phones, and tablet computers, to make payments and manage their accounts. We have limited ability to assure the safety and security of our customers’ transactions to the extent they are using their own devices, which could be subject to similar threats. A penetration or circumvention of our information security systems, or the intentional or unintentional disclosure, alteration or destruction by an authorized user of confidential information necessary for our operations, could result in serious negative consequences for us. These consequences may include violations of applicable privacy and other laws; financial loss to us or to our customers; loss of confidence in our security measures; customer dissatisfaction; significant litigation exposure; regulatory fines, penalties or intervention; reimbursement or other compensatory costs; additional compliance costs; significant disruption of our business operations; and harm to our reputation. Although to date we have not experienced a material loss relating to information security breaches, there can be no assurance that we will not suffer such losses in the future or that there is not a current threat that remains undetected at this time.
In addition, we routinely transmit and receive large volumes of personal, confidential and proprietary information through third parties. Although we work to ensure that third parties with which we do business maintain information security systems and processes, those measures may not be entirely effective, and an information security breach of a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a third party could result in material adverse legal liability, regulatory actions, disruptions, and reputational harm with respect to our businesses.
We could suffer adverse consequences to the extent that natural disasters, terrorist activities, or international hostilities affect the financial markets or the economy in general or in any particular region.
Natural disasters, terrorist activities, or international hostilities affecting the financial markets or the economy in general or in any particular region could lead, for example, to an increase in loan delinquencies, borrower bankruptcies, or defaults that could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses. Our ability to mitigate the adverse consequences of these occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of natural disasters, terrorist activities, or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon, but have no control over. Additionally, the force and frequency of natural disasters are increasing as the climate changes.

Negative publicity could damage our reputation and adversely impact business and financial results.
Negative public opinion about the Company, our operating segments, or the industries in which we serve could adversely affect our ability to retain and attract customers and employees, and expose us to litigation and regulatory action. Negative public opinion can result from our actual or alleged conduct in any number of activities, including but not limited to lending practices, cybersecurity breaches, failures to safeguard personal information, loan servicing practices, corporate governance, sales and marketing practices, regulatory compliance, mergers and acquisitions, and actions taken by government regulators and community organizations in response to that conduct. Because most of our businesses operate under the Nelnet brand, actual or alleged conduct by one business can result in negative public opinion about other businesses that we operate. Although we take steps to minimize reputational risk in dealing with customers and other constituencies, we are inherently exposed to this risk. In addition, third parties with whom we have important relationships may take actions over which we have limited control that could negatively impact perceptions about us or the industries in which we serve. The proliferation of social media may increase the likelihood that negative public opinion from any of the events discussed above will impact our reputation and business.
Our business may suffer if we are not able to retain and attract skilled and qualified employees.
Our success depends, in large part, on our ability to continually attract and retain key employees. Competition for the best people in our industry can be intense. If we are not able to hire sufficient, qualified employees to support our technology and business operations, or to train, motivate, and retain our employees, it could have a material adverse effect on our financial results.
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
Our products, primarily in our NDS and NBS segments, are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected bugs or other defects that interfere with its intended operation. Quality problems with our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors or defects that could have a material adverse effect on our business, financial condition, and results of operations.
We rely on third parties for a wide array of services for our customers, and to meet our contractual obligations. The failure of a third party with which we work could adversely affect our business performance and reputation.
We rely on third parties for a wide array of critical operational services, technology, datacenter hosting facilities, cloud computing platforms, and software. We also rely upon data from external sources to maintain our proprietary databases, including data from customers, business partners, and various government sources.
Our third-party service providers may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, cyberattacks, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit or delay operations. If a third-party service provider experiences an outage, we may temporarily lose the ability to conduct certain business activities, which could impact our ability to serve our customers and meet our contractual, legal or regulatory compliance obligations. Our businesses would also be harmed if our customers and potential customers believe our services are unreliable. Despite existing precautionary measures, the occurrence of a natural disaster or an act of terrorism, a decision to discontinue services without adequate notice to us, or other unanticipated problems with third-party service providers could result in lengthy interruptions in our services. Even with disaster recovery and business continuity arrangements, our services could be interrupted. Some of our third-party service providers may engage vendors of their own as they provide services or technology solutions for our operations, which introduces the same risks that these “fourth parties” could be the source of operational failures.
In addition, interruptions at financial or other institutions engaged in data processing and important to the overall functioning of the financial system could also adversely affect, directly or indirectly, aspects of our businesses. The increasing consolidation, interdependence, and complexity of financial entities and technology systems means that a technology failure, cyberattack, or other breach that significantly degrades, deletes, or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including our businesses. This consolidation, interconnectivity, and complexity increases the risk of operational failure, on both an entity-specific and an industry-wide basis. Third parties that facilitate our business activities, including exchanges, clearinghouses, payment networks, or financial intermediaries, could also be sources of operational risks to our businesses, including with respect to breakdowns or failures of their systems, misconduct by their employees, or cyberattacks that could affect their ability to deliver a product or service to us or result in the loss or compromise of our information or the information of our customers. Our ability to implement back-up systems or other safeguards with respect to third-party systems is limited. Furthermore, an attack on, or failure of, a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively.
While we have selected the third parties with which we do business carefully, we do not control their actions. Any problems caused by third-party service providers, including as a result of not providing their services for any reason or performing their services poorly, could adversely affect our ability to deliver services and products to our customers and otherwise to conduct business. Replacing third-party service providers could also entail significant delay and expense. In addition, failure of third-party service providers to handle current or higher volumes of use could adversely affect our ability to deliver services and products to our customers and otherwise to conduct business.
If any of these third parties experiences financial difficulties, system interruptions, regulatory violations, database disruptions, security threats, or they cannot otherwise meet our specifications, our ability to provide some services may be materially adversely affected, in which case our businesses, results of operations, and financial condition may be adversely affected.
We must satisfy certain requirements necessary to maintain the federal guarantees of our federally insured loans and the federally insured loans that we service for third parties, and we may incur penalties or lose our guarantees if we fail to meet these requirements.
As of December 31, 2019, we serviced $33.2 billion of FFELP loans that maintained a federal guarantee, of which $17.5 billion and $15.7 billion were owned by the Company and third-party entities, respectively. We must meet various requirements in order to maintain the federal guarantee on federally insured loans. The federal guarantee on federally insured loans is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If the Company misinterprets Department guidance, or incorrectly applies the Higher Education Act, the Department could determine that the Company is not in compliance. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guarantee. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. However, not all deficiencies can be cured.
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
As FFELP loan holders, servicers, and guaranty agencies exit the loan program and consolidation within the industry takes place, this increases the complexity of servicing and claim filing due to the amount of loan servicing and loan guaranty transfers and the opportunity for errors at the time a claim is filed.
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
The Federal government could engage in a prolonged debate linking the federal deficit, debt ceiling, government shutdown, and other budget issues. If U.S. lawmakers in the future fail to reach agreement on these issues, the federal government could stop or delay payment on its obligations. Further, legislation to address the federal deficit and spending could impose proposals that would adversely affect the FFEL and Federal Direct Loan Programs' servicing businesses.
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
We are subject to various laws, regulations, and industry standards related to our commercial and government contracts. In most cases, these contracts are subject to termination rights, audits, and investigations. The laws and regulations that impact our operating segments are outlined in Part I, Item 1, “Regulation and Supervision.” Additionally, our contracts with the federal government require that we maintain internal controls in accordance with the National Institute of Standards and Technologies (“NIST”) and our operating segments that utilize payment cards are subject to the Payment Card Industry Data Security Standards (“PCI DSS”). If we are found to be in noncompliance with the contract provisions or applicable laws, regulations, or standards, or the contracted party exercises its termination or other rights for that or other reasons, our reputation could be negatively affected, and our ability to compete for new contracts or maintain existing contracts could diminish. If this were to occur, our results of operations from existing contracts and future opportunities for new contracts could be negatively affected.
We could face significant legal and reputational harm if we fail to safeguard the privacy of personal information.
We are subject to complex and evolving laws and regulations, both inside and outside of the United States, governing the privacy and protection of personal information of individuals. The protected individuals can include our customers, employees, and the customers and employees of our clients, vendors, counterparties, and other third parties. Ensuring the collection, use, transfer, and storage of personal information complies with applicable laws and regulations in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of the personal information of customers, employees, or others by the Company or a third party affiliate could expose us to litigation or regulatory fines, penalties, or other sanctions. Additional risks could arise if we or an affiliated third party do not provide adequate disclosure or transparency to our customers about the personal information collected from them and its use; fail to receive, document, and honor the privacy preferences expressed by customers; fail to protect personal information from unauthorized disclosure; or fail to maintain proper training on privacy practices for all employees or third parties who have access to personal data. Concerns regarding the effectiveness of our measures to safeguard personal information and abide by privacy preferences, or even the perception that those measures are inadequate, could cause the loss of existing or potential customers and thereby reduce our revenue. In addition, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, and/or significant liabilities, regulatory fines, penalties, and other sanctions. The regulatory framework for privacy issues is evolving and is likely to continue doing so for the foreseeable future, which creates uncertainty. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations, and privacy standards, could result in additional cost and liability for us, damage our reputation, and harm our business.
Our failure to successfully manage business and certain asset acquisitions and other investments could have a material adverse effect on our business, financial condition, and/or results of operations.
The success of our acquisition of ALLO in December 2015 and continued investment in the communications business depends in large part on the ability of ALLO to successfully develop and expand fiber networks in existing service areas and additional communities within acceptable cost parameters, gain market share in communities in existing service areas, and obtain acceptable market share levels in additional communities that we do not yet serve. ALLO may not be able to achieve those objectives and we may not realize the expected benefits from ALLO. In addition, the expected benefits are subject to risks related to our ability to successfully maintain technological competitive advantages with respect to the offered telecommunications, internet, television, telephone, and other related services and minimize potential system disruptions to the availability, speed, and quality of such services; potential changes in the marketplace, including potential decreases in market pricing for telecommunications and related services; potential changes in the demand for fiber optic internet, television, and telephone services; and increases in transport and content costs as discussed below.
We acquired Great Lakes on February 7, 2018. The success of our acquisition of Great Lakes depends on our ability to successfully integrate technology and other operating activities and successfully maintain and increase allocated volumes of student loans serviced by Great Lakes and Nelnet Servicing under existing and any future servicing contracts with the Department. Great Lakes and Nelnet Servicing have also been working to develop a new, state-of-the-art servicing system for government-owned student loans. The servicing platform under development will utilize modern technology to effectively scale for additional volume, protect customer information, and support enhanced borrower experience initiatives. The expected benefits from the servicing platform under development may not be realized.
We may acquire other new businesses, products, and services, or enhance existing businesses, products, and services, or make other investments to further diversify our businesses both within and outside of our historical education-related businesses, through acquisitions of other companies, product lines, technologies, and personnel, or through investments in new asset classes. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions, loss of key employees, degradation of services, difficulty expanding information technology systems and other business processes to incorporate the acquired businesses, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our business, financial condition, and/or results of operations. Correspondingly, our expectations as to the accretive nature of the acquisitions or investments could be inaccurate.
Transport and content costs related to ALLO’s video products and services are substantial and continue to increase.
The cost of video transport and content costs is expected to continue to be one of ALLO’s largest operating costs associated with providing television service. Television programming content includes cable-oriented programming, as well as the programming of local over-the-air television stations that ALLO retransmits. In addition, on-demand programming is being made available in response to customer demand. In recent years, the cable industry has experienced rapid increases in the cost of programming, especially the costs for sports programming and for local broadcast station retransmission consent. Programming costs are generally assessed on a per-subscriber basis, and therefore are related directly to the number of subscribers to which the programming is provided. ALLO’s relatively small base of subscribers limits our ability to negotiate lower per-subscriber programming costs, whereas larger providers can often obtain discounts based on the number of their subscribers. This cost difference can cause ALLO to experience reduced operating margins relative to our competitors with a larger subscriber base. In addition, escalators in existing content agreements cause cost increases that are greater than general inflation. While ALLO expects these increases to continue, it may not be able to pass programming cost increases on to customers, particularly as an increasing amount of programming content becomes available via the internet at little or no cost. Also, some competitors (or their affiliates) own national content companies and ALLO may be unable to secure license rights to that programming. As ALLO’s programming contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or at all, in which case ALLO may be unable to provide such television programming, causing business results to be adversely affected.

If ALLO cannot obtain and maintain necessary rights-of-way for its communications network, ALLO's operations may be interrupted and it would likely face increased costs.
ALLO is dependent on easements, franchises, pole attachments, and licenses from various private parties such as established telephone companies and other utilities, railroads, and long-distance companies, and from state highway authorities, local governments, and transit authorities for access to aerial pole space, underground conduits, and other rights-of-way in order to construct and operate its networks. Some agreements relating to rights-of-way may be short-term or revocable at will, and ALLO cannot be certain that it will continue to have access to existing rights-of-way after the governing agreements are terminated or expire. If any of ALLO's right-of-way agreements were terminated or could not be renewed, it may be forced to remove network facilities from the affected areas, relocate, or abandon networks, which would interrupt operations and force ALLO to find alternative rights-of-way, and make unexpected capital expenditures.
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
We face aggressive price competition for our products and services and, as a result, we may have to lower our product and service prices to stay competitive, while at the same time, expand market share and maintain profit margins. Even if we maintain or increase market share for a product or service, revenue or profit margins could decline because the product or service is in a maturing market or market conditions have changed due to economic, political, or regulatory pressures.
The internet, television, and telecommunications businesses are highly competitive. For a discussion of the competitive factors faced by ALLO, see Part I, Item I, "Communications - Competition." ALLO may not be able to successfully anticipate and respond to many of these various competitive factors affecting the industry, including regulatory changes that may affect competitors and ALLO differently, new technologies, services, and applications that may be introduced, and changes in consumer preferences, demographic trends, and discount or bundled pricing strategies by competitors which are larger and have more resources than ALLO. If ALLO does not compete effectively, it could lose customers, revenue, and market share; customers may reduce their usage of ALLO's services or switch to a less profitable service; and ALLO may need to lower prices or increase marketing efforts to remain competitive.
Our enterprise risk management framework may not be effective in mitigating all risks.
Our enterprise risk management framework seeks to mitigate risk and loss. Our established framework includes policies, processes, personnel, and control systems to identify, measure, monitor, control, and report risks. This framework is designed to mitigate and appropriately balance risk exposure with the Company’s strategic objectives and desired returns. However, there may be risks that exist, or that develop in the future, that we have not anticipated, identified, or mitigated. If our enterprise risk management framework does not effectively identify and manage these risks, we could suffer litigation and negative regulatory consequences, unexpected losses, and our results of operations, cash flow, or financial condition could be materially adversely affected.
Regulatory and Legal
Federal and state laws and regulations can restrict our businesses and result in increased compliance expenses, and noncompliance with these laws and regulations could result in penalties, litigation, reputation damage, and a loss of customers.
Our operating segments are heavily regulated by federal and state government regulatory agencies. See Part I, Item 1, "Regulation and Supervision." The laws and regulations enforced by these agencies are proposed or enacted to protect consumers and the financial industry as a whole, not necessarily the Company, our operating segments, or our shareholders. We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently be in non-compliance with these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customer contracts or other business, and suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes would have on our profitability.
The Consumer Financial Protection Bureau (CFPB) has the authority to supervise and examine large nonbank student loan servicers, including us. If in the course of such an examination the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB guidance, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, public enforcement action, adverse regulatory actions, changes in our business practices, or other actions. In 2015, the CFPB conducted a public inquiry into student loan servicing practices and issued a report recommending the creation of consistent, industry-wide standards for the entire servicing market. The CFPB has also announced that it may issue student loan servicing rules in the future.
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
Several states have enacted laws regulating and monitoring the activity of student loan servicers. Some of these laws stipulate additional licensing fees which increase our cost of doing business. Where we have obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on us. In addition, these statutes may also subject us to the supervisory and examination authority of state regulators in certain cases, and we will be subject to and experience exams by state regulators. If we are found to not have complied with applicable laws, regulations, or requirements, we could: (i) lose one or more of our licenses or authorizations, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions, or penalties, or (iv) be in breach of certain contracts, which may void or cancel such contracts. We anticipate additional states adopting similar laws.
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
During the years ended December 31, 2019, 2018, and 2017, we recognized approximately $206 million, $230 million, and $290 million, respectively, of net interest income on our FFELP loan portfolio, and approximately $25 million, $32 million, and $16 million, respectively, in guaranty and third-party FFELP servicing revenue. In addition, the Company recognized approximately $5 million in each of the last three years in FFELP loan servicing software licensing and consulting fees related to the FFEL Program. The 2018 increase in FFELP servicing revenue was due to the acquisition of Great Lakes, and these amounts will otherwise continue to decline over time as our and our third-party lender clients' FFELP loan portfolios are paid down and FFELP clients exit the market.
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
The Company invests in certain tax-advantaged projects promoting renewable energy resources (solar projects). The Company’s investments in these projects are designed to generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, over specified time periods. The Company’s investments in these projects may not generate returns as anticipated and may have an adverse impact on the Company’s financial results. The Company is subject to the risk that tax credits recorded currently and previously, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on the Company’s financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of the Company’s control, including changes in the applicable tax code and the ability of the projects to continue operation.
Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 81.9 percent of the voting rights of our shareholders and effectively has control over all matters at our Company.
Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 81.9 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all matters at our Company and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.
Our contractual arrangements and transactions with Union Bank and Trust Company ("Union Bank"), which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.
Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which owns 81.4 percent of Union Bank's common stock and 15.4 percent of Union Bank's non-voting non-convertible preferred stock. Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, along with his spouse and children, owns or controls a total of 33.0 percent of the stock of F&M, including a total of 48.6 percent of the outstanding voting common stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, owns or controls a total of

31.7 percent of F&M stock, including a total of 47.5 percent of the outstanding voting common stock of F&M. Mr. Dunlap serves as a Director and Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet, and may share voting and/or investment power with respect to such shares. As of December 31, 2019, Union Bank was deemed to beneficially own 10.0 percent of the voting rights of our outstanding common stock. As of December 31, 2019, Mr. Dunlap and Ms. Muhleisen beneficially owned 81.9 percent and 12.0 percent, respectively, of the voting rights of our outstanding common stock (with certain shares deemed under applicable SEC rules to be beneficially owned by both Mr. Dunlap and Ms. Muhleisen).
We have entered into certain contractual arrangements with Union Bank, including loan purchases, loan servicing, loan participations, banking and lending services, 529 Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 related to the transactions with Union Bank was income (before income taxes) of $9.7 million, $9.2 million, and $12.5 million, respectively. See note 20 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
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
ITEM 2. PROPERTIES
The Company's headquarters are located in Lincoln, Nebraska. The Company owns or leases office space facilities primarily in Nebraska, Wisconsin, and Colorado.
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
The Company believes its existing office space facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
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
PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2020 was 1,248 and 62, respectively. The record holders of the Class B common stock are Michael S. Dunlap, Shelby J. Butterfield, the estate of Stephen F. Butterfield, a family limited liability company controlled by Mr. Dunlap, an entity controlled by Mr. Dunlap and the Butterfield Family Trust, various members of the Dunlap and Butterfield families, and various other estate planning trusts established by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2018 and 2019 in amounts totaling $0.66 per share and $0.74 per share, respectively. The Company currently plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.

Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2014 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Nelnet, Inc.	$100.00	$73.25	$112.15	$122.55	$118.45	$133.42
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P 500 Financials	100.00	98.47	120.92	147.75	128.50	169.78

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2019 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2019	90	$60.03	—	4,803,877
November 1 - November 30, 2019	45	61.13	—	4,803,877
December 1 - December 31, 2019	2,306	61.31	—	4,803,877
Total	2,441	$61.26	—

(a) The total number of shares consist of shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share data)
Operating Data:
Net interest income	$249,350	254,360	305,238	372,563	431,899
Loan servicing and systems revenue	455,255	440,027	223,000	214,846	239,858
Education technology, services, and payment processing revenue	277,331	221,962	193,188	175,682	120,365
Communications revenue	64,269	44,653	25,700	17,659	—
Other income	65,179	54,805	55,728	66,236	103,488
Net income attributable to Nelnet, Inc.	141,803	227,913	173,166	256,751	267,979
Earnings per common share attributable to Nelnet, Inc. shareholders - basic and diluted:	3.54	5.57	4.14	6.02	5.89
Dividends per common share	0.74	0.66	0.58	0.50	0.42

Other Data:
Fixed rate floor income, net of derivative settlements	$89,869	121,712	117,272	152,336	184,746
Core loan spread (a)	1.18%	1.32%	1.23%	1.28%	1.43%
Acquisition of loans (par value)	$2,007,563	3,897,007	330,251	356,110	4,036,333
Loan servicing volume ($) (at end of period)	472,987,628	464,615,053	211,413,959	194,821,646	176,436,497
ALLO - residential households served	47,744	37,351	20,428	9,814	7,600

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share data)
Balance Sheet Data:
Cash and cash equivalents	$133,906	121,347	66,752	69,654	63,529
Loans receivable, net	20,669,371	22,377,142	21,814,507	24,903,724	28,324,552
Goodwill and intangible assets, net	238,444	271,202	177,186	195,125	197,062
Total assets	23,708,970	25,220,968	23,964,435	27,193,095	30,419,144
Bonds and notes payable	20,529,054	22,218,740	21,356,573	24,668,490	28,105,921
Nelnet, Inc. shareholders' equity	2,386,712	2,304,464	2,149,529	2,061,655	1,884,432
Tangible Nelnet, Inc. shareholders' equity (b)	2,148,268	2,033,262	1,972,343	1,866,530	1,687,370
Outstanding common shares	39,730,104	40,258,105	40,810,104	42,105,044	43,953,460
Book value per common share	60.07	57.24	52.67	48.96	42.87
Tangible book value per common share (b)	54.07	50.51	48.33	44.33	38.39

Ratios:
Shareholders' equity to total assets	10.07%	9.14%	8.97%	7.58%	6.19%
(a) Core loan spread is a non-GAAP measure. See the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" for information on how core loan spread is computed and why management believes it is a useful measure, and a reconciliation to loan spread for 2019 and 2018.
(b) Tangible Nelnet, Inc. shareholders' equity, a non-GAAP measure, equals "Nelnet, Inc. shareholders' equity" less "Goodwill and intangible assets, net." Management believes tangible shareholders' equity and the corresponding tangible book value per common share are useful supplemental non-GAAP measures to evaluate the strength of the Company's capital position and facilitate comparisons with other companies in the financial services industry. However, there is no comprehensive authoritative guidance for the presentation of these measures, and similarly titled measures may be calculated differently by other companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2019 and 2018. All dollars are in thousands, except share data, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements subject to various risks and uncertainties and should be read in conjunction with the disclosures and information contained in "Forward-Looking and Cautionary Statements" and Item 1A "Risk Factors" included in this report.
A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2018 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 27, 2019.
OVERVIEW
The Company is a diverse company with a purpose to serve others and a vision to make customers' dreams possible by delivering customer focused products and services. The largest operating businesses engage in loan servicing; education technology, services, and payment processing; and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate, early-stage and emerging growth companies, and renewable energy.
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

	Year ended December 31,
	2019	2018
GAAP net income attributable to Nelnet, Inc.	$141,803	227,913
Realized and unrealized derivative market value adjustments	76,195	(1,014)
Tax effect (a)	(18,287)	243
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$199,711	227,142

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$3.54	5.57
Realized and unrealized derivative market value adjustments	1.90	(0.02)
Tax effect (a)	(0.45)	—
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$4.99	5.55

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
GAAP net income decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to the following factors:
•The recognition of a net loss during 2019 as compared to a net gain in 2018 due to changes in the fair values of derivative instruments that do not qualify for hedge accounting;
•The recognition of $16.7 million ($12.7 million after tax) of expenses during 2019 to extinguish notes payable in certain asset-backed securitizations prior to the notes' contractual maturities;
•The decrease in the average balance of loans due to the amortization of the FFELP loan portfolio;
•The decrease in loan spread on the Company's loan portfolio and related derivative settlements; and
•The increase in the provision for loan losses related to the Company's growing portfolio of consumer loans.
These factors were partially offset by the following items:
•The contribution to net income from the Company's Loan Servicing and Systems and Education Technology, Services, and Payment Processing operating segments; and
•The recognition of a $17.3 million ($13.1 million after tax) gain from the sale of consumer loans in 2019.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2019, the Company had a $20.7 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.8 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
In addition, the Company earns fee-based revenue through the following reportable operating segments:
•Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Services ("NDS")
•Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Services ("NBS")
•Communications - referred to as ALLO Communications ("ALLO")
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured debt transactions.

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the years ended December 31, 2019 and 2018 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 7 for additional detail.
(a)  Revenue includes intersegment revenue earned by LSS as a result of servicing loans for AGM.
(b)  Total revenue includes "net interest income" and "total other income" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives. Net income excludes changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives adjustments, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.
Certain events and transactions from 2019 and 2018, which have impacted or will impact the operating results of the Company and its operating segments, are discussed below.
Loan Servicing and Systems
•On February 7, 2018, the Company acquired Great Lakes. The operating results of Great Lakes are reported in the Company's consolidated financial statements from the date of acquisition. Thus, there are twelve months of Great Lakes' operations included in 2019 as compared to approximately eleven months of activity in 2018.
•Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes Educational Loan Services, Inc. ("Great Lakes") have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. As of December 31, 2019, Nelnet Servicing was servicing $183.8 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $240.0 billion of student loans for 7.4 million borrowers under its contract.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On May 15, 2019, Nelnet Servicing and Great Lakes each received a contract extension from the Department's Office of Federal Student Aid ("FSA") pursuant to which FSA extended the expiration date of the current contracts to December 15, 2019. On November 26, 2019, Nelnet Servicing and Great Lakes each received an additional extension from FSA on their contracts through December 14, 2020. The contract extensions also provide the potential for two additional six-month extensions at the Department’s discretion through December 14, 2021.
FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019 and October 4, 2019, the Company responded to the EPS component. On January 16, 2020, FSA released an amendment to the EPS component and the Company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO component. On January 10, 2020, FSA released an amendment to the BPO component and the Company responded on January 30, 2020. The Company is also part of a team that has responded and intends to respond to various aspects of the OPS component; however, on November 12, 2019, FSA put an indefinite hold on the OPS solicitation. The EPS and BPO components are essentially for the loan processing and servicing to be performed on a new single system, which the Company believes could have the most significant potential impact on the Company. The Company cannot predict the timing, nature, or outcome of these solicitations.
•The Loan Servicing and Systems segment will incur additional costs in 2020 to meet increased service and security standards under the current Department servicing contracts and to be responsive to the Department's procurement. As a result, the Company currently expects a significant decrease in this segment's operating margin and net income in 2020 from recent historical results.
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
•For the years ended December 31, 2019 and 2018, before tax operating margin (income before income taxes divided by net revenue) was 31.8 percent and 20.6 percent, respectively. The increase in the before tax operating margin in 2019 as compared to 2018 was due to operating leverage and cost reductions resulting from the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Communications
•ALLO recognized losses of $23.5 million and $28.7 million for the years ended December 31, 2019 and 2018, respectively. The decrease in ALLO's net loss in 2019, as compared to 2018, was primarily due to a decrease in interest expense. ALLO recognized $10.0 million of interest expense to Nelnet, Inc. (parent company) during the year ended December 31, 2018. Subsequent to October 1, 2018, ALLO will not report interest expense in its income statement related to amounts contributed to ALLO from Nelnet, Inc. due to a recapitalization of ALLO. Excluding interest expense, the increase in ALLO's net loss in 2019 as compared to 2018 was due to an increase in depreciation from significant property and equipment purchases over the last several years to support the Lincoln, Nebraska network build-out that was substantially completed in 2019.
•ALLO's management uses earnings (loss) before interest, income taxes, depreciation, and amortization ("EBITDA") to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. For the years ended December 31, 2019 and 2018, ALLO had positive EBITDA of $6.2 million and negative EBITDA of $4.5 million, respectively. EBITDA is a supplemental non-GAAP performance measure which the Company believes provides useful additional information regarding a key metric used by management to assess ALLO's performance. See "Communications Operating Segment - Results of Operations - Summary and Comparison of Operating Results" below for additional information regarding the computation and use of EBITDA for ALLO.
•ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. ALLO began providing services in Lincoln, Nebraska in September 2016 as part of a multi-year project to pass substantially all commercial and residential properties in the community. As of the end of the first quarter of 2019, the build-out of the Lincoln community was substantially complete. For the year ended December 31, 2019, ALLO's capital expenditures were $45.0 million. The Company anticipates total ALLO network capital expenditures in 2020 will be approximately $35.0 million to $45.0 million. However, this amount could change based on customer demand for ALLO's services.
•The Company currently anticipates ALLO's operating results will be dilutive to the Company's consolidated earnings as it continues to develop and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Asset Generation and Management
•For the year ended December 31, 2019, the AGM segment recognized net interest income of $238.6 million, compared with $249.1 million in 2018. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. The AGM segment recognized income from derivative settlements of $45.4 million in 2019, compared with income of $70.5 million in 2018. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. Net interest income and derivative settlements for the AGM segment totaled $284.0 million and $319.6 million in 2019 and 2018, respectively.
•The Company's average balance of loans decreased to $21.7 billion in 2019, compared with $22.6 billion in 2018. Loan spread decreased to 0.96 percent in 2019, compared with 0.99 percent in 2018. Core loan spread, which includes the impact of derivative settlements, decreased to 1.18 percent in 2019, compared with 1.32 percent in 2018. Core loan spread, a non-GAAP measure, is computed as set forth in "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" below. Management believes core loan spread is a useful supplemental non-GAAP measure that reflects adjustments for derivative settlements related to net interest income (loan spread). However, there is no comprehensive authoritative guidance for the presentation of this measure, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.
The Company recognized $89.9 million and $121.7 million in fixed rate floor income in 2019 and 2018, respectively (which includes $40.2 million and $64.9 million, respectively, of settlement payments received on derivatives used to hedge student loans earning fixed rate floor income). Fixed rate floor income contributed 41 basis points and 55 basis points of core loan spread in 2019 and 2018, respectively. The decrease in gross fixed rate floor income was due to higher interest rates in 2019 as compared to 2018, and the decrease in derivative settlement payments received on derivatives used to hedge student loans earning fixed rate floor income was due to a decrease in the notional amount of derivatives outstanding in 2019 as compared to 2018, partially offset by higher interest rates.
•Provision for loan losses was $39.0 million and $23.0 million for 2019 and 2018, respectively.
Provision for loan losses for federally insured loans was $8.0 million and $14.0 million for 2019 and 2018, respectively. During 2018, the Company determined an additional allowance was necessary related to portfolios of federally insured loans that were purchased in prior periods, and recognized $5.0 million in provision expense related to these loans.
Provision for loan losses for consumer loans was $31.0 million and $9.0 million for 2019 and 2018, respectively. The increase in provision was a result of the increased amount of consumer loan purchases during 2019. The Company purchased $405.7 million of consumer loans during 2019 compared to $120.5 million during 2018.
•The Company recognized $16.7 million (pre-tax) of expenses in 2019 related to the extinguishment of notes payable in certain asset-backed securitizations prior to the notes' contractual maturities (as further described below). These expenses consisted of premium payments made by the Company of $14.0 million and the write-off of $2.7 million of debt issuance costs.
•During 2019, the Company sold $227.0 million (par value) of consumer loans to an unrelated third party who securitized such loans. As partial consideration received for the consumer loans sold, the Company received a percentage interest of the residual interest of the consumer loan securitizations. The Company recognized a gain of $17.3 million (pre-tax) from the sale of these loans.
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
Liquidity and Capital Resources
•As of December 31, 2019, the Company had cash and cash equivalents of $133.9 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.7 million as of December 31, 2019.
•The Company has historically generated positive cash flow from operations. For the year ended December 31, 2019, the Company’s net cash provided by operating activities was $298.9 million.
•On December 16, 2019, the Company amended its unsecured line of credit to, among other things, extend the maturity date of the facility from June 22, 2023 to December 16, 2024 and increase the size of the facility from $382.5 million to $455.0 million. As of December 31, 2019, the unsecured line of credit had $50.0 million outstanding and $405.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of December 31, 2019, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $1.89 billion, of which approximately $1.28 billion will be generated over the next six years.
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
During 2019, the Company extinguished a total of $1.05 billion of notes payable in certain asset-backed securitizations, including six of the Company's eight Turbo Transactions, prior to the notes' contractual maturities, resulting in the release of $1.45 billion in student loans and accrued interest receivable that were previously encumbered in the asset-backed securitizations. Upon extinguishment of the notes payable throughout 2019, the Company refinanced the student loans in its FFELP warehouse facilities and new asset-backed securitizations, resulting in net cash proceeds of $387.1 million.
The cash proceeds generated by the debt extinguishments were used to pay down a significant portion of the outstanding balance on the Company's unsecured line of credit and provides the Company with increased liquidity and the opportunity to invest the previously underutilized capital at higher returns.
•In 2019, the Company obtained a consumer loan warehouse facility with an aggregate maximum financing amount available of $200.0 million and a final maturity date of April 23, 2022. As of December 31, 2019, $116.6 million was outstanding under this facility and $83.4 million was available for future funding.
•During the year ended December 31, 2019, the Company completed seven FFELP asset-backed securitizations totaling $2.8 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities and unencumbered student loans from the extinguishment of certain asset-backed securitizations.
•On June 25, 2019, the Company completed a private education loan asset-backed securitization totaling $47.2 million (par value). The proceeds from this transaction were used to refinance private education loans previously funded via a private loan repurchase agreement that was terminated on June 25, 2019.
•During 2019, the Company repurchased a total of 726,273 shares of Class A common stock for $40.4 million ($55.64 per share).
•On May 8, 2019, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of

December 31, 2019, 4.8 million shares remained authorized for repurchase under the Company's stock repurchase program.
•During 2019, the Company paid cash dividends totaling $29.5 million ($0.74 per share).
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
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the year ended December 31, 2019 compared to 2018 is provided below.
The Company’s operating results are primarily driven by the performance of its existing loan portfolio and the revenues generated by its fee-based businesses and the costs to provide such services. The performance of the Company’s portfolio is driven by net interest income (which includes financing costs) and losses related to credit quality of the assets, along with the cost to administer and service the assets and related debt.
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

	Year ended December 31,
	2019	2018	Additional information
Loan interest	$914,256	897,666	Increase was due primarily to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and a decrease in gross fixed rate floor income due to higher interest rates in 2019 as compared to 2018.
Investment interest	34,421	26,600	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to increases in interest-earning investments and interest rates.
Total interest income	948,677	924,266
Interest expense	699,327	669,906	Increase was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	249,350	254,360	See table below for additional analysis.
Less provision for loan losses	39,000	23,000	Represents the periodic expense of maintaining an allowance appropriate to absorb losses inherent in the portfolio of loans. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	210,350	231,360
Other income:
LSS revenue	455,255	440,027	See LSS operating segment - results of operations.
ETS&PP revenue	277,331	221,962	See ETS&PP operating segment - results of operations.
Communications revenue	64,269	44,653	See Communications operating segment - results of operations.
Other income	65,179	54,805	See table below for the components of "other income."
Derivative settlements, net	45,406	70,071	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	(76,195)	1,014	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps. During 2019, there was a decrease in the forward yield curve resulting in a decrease in the fair value of the Company's floor income interest rate swaps that resulted in a significant loss in 2019 as compared to 2018.
Total other income	831,245	832,532
Cost of services:
Cost to provide education technology, services, and payment processing services	81,603	59,566	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	20,423	16,926	Represents costs of services primarily associated with television programming costs in the Communications operating segment.
Total cost of services	102,026	76,492

Operating expenses:
Salaries and benefits	463,503	436,179	Increase was due to (i) increases in personnel as a result of the TMS acquisition and to support the organic growth in revenue in the ETS&PP operating segment, (ii) increases in personnel at ALLO to support customer and network expansion, and (iii) increases in personnel as a result of the acquisition of Great Lakes on February 7, 2018 (twelve months of expenses in 2019 as compared to approximately eleven months in 2018). These items were partially offset by a decrease in salaries and benefits in the ETS&PP operating segment due to the Company's decision in October 2018 to terminate its investment in a proprietary processing platform. See each individual operating segment results of operations discussion for additional information.
Depreciation and amortization	105,049	86,896	Increase was primarily due to additional depreciation expense at ALLO as a result of significant property and equipment purchases to support the Lincoln, Nebraska network build-out that was substantially completed in 2019. See each individual operating segment results of operations discussion for additional information.
Other expenses	194,272	178,031
Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was primarily due to the AGM operating segment recognizing $16.7 million of expenses in 2019 to extinguish notes payable from certain asset-backed securitizations prior to their contractual maturities. See each individual operating segment results of operations discussion for additional information.

Total operating expenses	762,824	701,106
Income before income taxes	176,745	286,294
Income tax expense	35,451	58,770	The effective tax rate was 20.0% and 20.5% for 2019 and 2018, respectively. The Company expects its future effective tax rate will range between 20 and 23 percent.
Net income	141,294	227,524
Net loss attributable to noncontrolling interests	509	389
Net income attributable to Nelnet, Inc.	$141,803	227,913

Additional information:
Net income attributable to Nelnet, Inc.	$141,803	227,913	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	76,195	(1,014)
Tax effect	(18,287)	243
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$199,711	227,142

The following table summarizes the components of "net interest income" and "derivative settlements, net."
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below. Net interest income (net of settlements on derivatives) is a non-GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2019 and 2018 periods presented in the table under the caption "Income Statement Impact" in note 5 and in the table below.

	Year ended December 31,
	2019	2018	Additional information
Variable loan interest margin	$174,954	181,488	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	5,214	5,577	Represents the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	180,168	187,065
Fixed rate floor income	49,677	56,811	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	40,192	64,901	Represents the net settlements received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	89,869	121,712
Investment interest	34,421	26,600
Corporate debt interest expense	(9,702)	(10,539)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit.
Non-portfolio related derivative settlements	—	(407)	Represents the net settlements paid related to the Company’s hybrid debt hedges.
Net interest income (net of settlements on derivatives)	$294,756	324,431
The following table summarizes the components of "other income."

	Year ended December 31,
	2019	2018
Gain on sale of loans (a)	$17,261	—
Borrower late fee income	12,884	12,302
Management fee revenue (b)	8,838	6,497
Gain on investments and notes receivable, net of losses	6,136	9,579
Investment advisory services (c)	2,941	6,009
Other	17,119	20,418
Other income	$65,179	54,805

(a) During 2019, the Company sold $227.0 million (par value) of consumer loans to an unrelated third party who securitized such loans.
(b) Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in February 2021. The increase in 2019 compared to 2018 was due to twelve months of revenue under this contract in 2019 as compared to approximately eleven months of revenue (from the Great Lakes acquisition date) in 2018. Amount also includes revenue earned from marketing services provided to existing clients, which increased in 2019 compared to 2018 as a result of an increase in marketing services provided to such clients.
(c) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2019, the outstanding balance of asset-backed securities under management subject to these arrangements was $983.0 million. In addition, WRCM earns annual management fees of five basis points for certain other investments under management. The decrease in advisory fees in 2019 as compared to 2018 was the result of a decrease in performance fees earned.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
The Company purchased Great Lakes on February 7, 2018. The results of Great Lakes' operations are reported in the Company's consolidated financial statements from the date of acquisition.
Loan Servicing Volumes

	As of
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Servicing volume (dollars in millions):
Nelnet:
Government	$172,669	176,605	176,179	179,283	179,507	183,093	181,682	184,399	183,790
FFELP	27,262	26,969	37,599	37,459	36,748	35,917	35,003	33,981	33,185
Private and consumer	11,483	12,116	15,016	15,466	15,666	16,065	16,025	16,286	16,033
Great Lakes:
Government	—	242,063	241,902	232,741	232,694	237,050	236,500	240,268	239,980
FFELP (a)	—	11,136	—	—	—	—	—	—	—
Private and consumer (a)	—	1,927	31	—	—	—	—	—	—
Total	$211,414	470,816	470,727	464,949	464,615	472,125	469,210	474,934	472,988

Number of servicing borrowers:
Nelnet:
Government	5,877,414	5,819,286	5,745,181	5,805,307	5,771,923	5,708,582	5,592,989	5,635,653	5,574,001
FFELP	1,420,311	1,399,280	1,787,419	1,754,247	1,709,853	1,650,785	1,588,530	1,529,392	1,478,703
Private and consumer	502,114	508,750	672,520	692,763	696,933	699,768	693,410	701,299	682,836
Great Lakes:
Government	—	7,456,830	7,378,875	7,486,311	7,458,684	7,385,284	7,300,691	7,430,165	7,396,657
FFELP (a)	—	461,553	—	—	—	—	—	—	—
Private and consumer (a)	—	118,609	3,987	—	—	—	—	—	—
Total	7,799,839	15,764,308	15,587,982	15,738,628	15,637,393	15,444,419	15,175,620	15,296,509	15,132,197

Number of remote hosted borrowers:	2,812,713	6,207,747	6,145,981	6,406,923	6,393,151	6,332,261	6,211,132	6,457,296	6,433,324

(a) During the second quarter of 2018, the Company converted Great Lakes' FFELP and private education servicing volume to Nelnet Servicing's platform to leverage the efficiencies of supporting more volume on fewer systems.

Summary and Comparison of Operating Results

	Year ended December 31,
	2019	2018	Additional information
Net interest income	$1,916	1,351	Increase was due to additional interest earnings on cash deposits due to a higher balance of cash deposits and higher interest rates in 2019 as compared to 2018.
Loan servicing and systems revenue	455,255	440,027	See table below for additional analysis.
Intersegment servicing revenue	46,751	47,082	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease in 2019 compared to 2018 was due to the expected amortization of the FFELP portfolio. The decrease was partially offset by the purchase of FFELP loan portfolios by the AGM segment. Over time, FFELP intersegment servicing revenue will decrease as AGM's FFELP portfolio pays off.
Other income	9,736	7,284
Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in February 2021. Increase in 2019 compared to 2018 was due to twelve months of revenue in 2019 as compared to approximately eleven months of revenue (from the Great Lakes acquisition date) in 2018 and an increase in marketing services provided to other customers.

Total other income	511,742	494,393
Salaries and benefits	276,136	267,458	Increase in 2019 compared to 2018 was due to twelve months of salaries and benefits from the Great Lakes acquisition included in 2019 as compared to approximately eleven months of expenses (from the Great Lakes acquisition date) in 2018, partially offset by a reduction of expenses from executing certain integration activities related to the Great Lakes acquisition.
Depreciation and amortization	34,755	32,074	Increase in 2019 as compared to 2018 was primarily due to the acquisition of Great Lakes on February 7, 2018.
Other expenses	71,064	67,336	Excluding a $3.9 million impairment charge related to external software development costs recognized by the Company in 2018, other expenses were $71.1 million and $63.4 million for 2019 and 2018, respectively. Increase was due to the Great Lakes acquisition on February 7, 2018.
Intersegment expenses	54,325	59,042	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Decrease in 2019 as compared to 2018 was due to the completion of certain integration activities related to the Great Lakes acquisition.
Total operating expenses	436,280	425,910
Income before income taxes	77,378	69,834
Income tax expense	(18,571)	(16,954)	Reflects income tax expense at an effective tax rate of 24% on income before taxes and the net loss attributable to noncontrolling interest.
Net income	58,807	52,880
Net loss attributable to noncontrolling interest	—	808	Represented 50 percent of the net loss of the GreatNet joint venture that was attributable to Great Lakes prior to the Company's acquisition of Great Lakes on February 7, 2018.
Net income attributable to Nelnet, Inc.	$58,807	53,688
Before tax and noncontrolling interest operating margin	15.1%	14.3%	Excluding the impairment of external software development costs recognized in 2018 as discussed above, before tax and noncontrolling interest operating margin (income before income taxes and noncontrolling interest divided by total revenue) was 15.0% for 2018. The LSS segment will incur additional costs in 2020 to meet increased service and security standards under the Department servicing contracts and to be responsive to the Department's procurement. As a result, the Company currently expects a significant decrease in this segment’s operating margin and net income in 2020 from recent historical results.

Loan servicing and systems revenue

	Year ended December 31,
	2019	2018	Additional information
Government servicing - Nelnet	$157,991	157,091	Represents revenue from Nelnet Servicing's Department servicing contract. Increase in 2019 as compared to 2018 was due to an increase in revenue from the administration of the Total and Permanent Disability (TPD) Discharge program and fees earned from the Department from originating consolidation loans. These items were partially offset by a decrease in borrower servicing revenue due to a decrease in the number of servicing borrowers.
Government servicing - Great Lakes	185,656	168,298	Represents revenue from the Great Lakes' Department servicing contract. Increase in revenue was due to twelve months of revenue in 2019 as compared to approximately eleven months (from the Great Lakes acquisition date) of revenue in 2018.
Private education and consumer loan servicing	36,788	41,474	Excluding $4.6 million in revenue earned in 2018 related to a private loan customer deconverting from the Great Lakes servicing platform subsequent to the Company’s acquisition of Great Lakes on February 7, 2018, private education and consumer loan servicing revenue was $36.8 million and $36.9 million in 2019 and 2018, respectively.
FFELP servicing	25,043	31,542	Decrease was due to portfolio amortization. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. The decrease in 2019 as compared to 2018 was also due to purchases by the Company's AGM operating segment of third-party FFELP portfolios that are serviced by the LSS operating segment. Revenue earned by the LSS operating segment for servicing loans for the AGM operating segment is included in "intersegment servicing revenue." The decreases in revenue were partially offset by the acquisition of Great Lakes (twelve months of revenue in 2019 as compared to eleven months (from the Great Lakes acquisition date) of revenue in 2018).
Software services	41,077	32,929	Historically, the majority of software services revenue related to providing hosted student loan servicing. As a result of the Great Lakes acquisition, LSS added a significant unrelated third-party FFELP guaranty hosted servicing customer. Increase in 2019 as compared to 2018 was due to an increase in providing hosted guaranty services to the new guaranty servicing customer. In addition, the increase was due to twelve months of revenue from the new guaranty hosted servicing customer in 2019 as compared to approximately eleven months (from the Great Lakes acquisition date) of revenue in 2018.
Outsourced services and other	8,700	8,693	The majority of this revenue relates to providing contact center outsourcing activities.
Loan servicing and systems revenue	$455,255	440,027

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
On November 20, 2018, the Company acquired TMS, a services company that offers tuition payment plans, billing services, payment technology solutions, and refund management to educational institutions. The TMS acquisition added 380 higher education schools and 170 K-12 schools to the Company's customer base. The results of TMS' operations are reported in the Company's consolidated financial statements from the date of acquisition.
Summary and Comparison of Operating Results

	Year ended December 31,
	2019	2018	Additional information
Net interest income	$9,198	4,444	Increase was due to additional interest earnings on cash deposits due to a higher balance of cash deposits and higher interest rates in 2019 as compared to 2018.
Education technology, services, and payment processing revenue	277,331	221,962	See table below for additional information.
Other income	259	—
Total other income	277,590	221,962
Cost to provide education technology, services, and payment processing services	81,603	59,566	See table below for additional information.
Salaries and benefits	94,666	81,080	Increase was due to the acquisition of TMS along with additional personnel to support the increase in services provided to customers, partially offset by cost reductions due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform.
Depreciation and amortization	12,820	13,484	Amortization of intangible assets related to business acquisitions was $12.1 million and $11.4 million for 2019 and 2018, respectively.
Other expenses	22,027	28,137	Decrease was due to the Company's decision in October 2018 to terminate its investment in a proprietary payment processing platform which resulted in the Company recognizing a $7.8 million impairment charge in 2018. Additional cost savings were also realized as a result of the decision resulting in total savings of approximately $3 million in 2019 as compared to 2018. These decreases were partially offset by an increase in other expenses as a result of the acquisition of TMS and additional costs to support the increase in services provided to customers.
Intersegment expenses, net	13,405	10,681	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	142,918	133,382
Income before income taxes	62,267	33,458
Income tax expense	(14,944)	(8,030)	Represents income tax expense at an effective tax rate of 24%.
Net income	$47,323	25,428

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Year ended December 31,
	2019	2018	Additional information
Tuition payment plan services	$106,682	85,381	Increase was due to an increase in the number of managed tuition payment plans resulting from the acquisition of TMS and the addition of new school customers.
Payment processing	110,848	84,289	Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Education technology and services	58,578	51,155	Increase was due to an increase in the number of customers using the Company’s school administration software and services, higher revenues from financial needs assessment services, and the acquisition of TMS. Additionally, FACTS Education Solutions has experienced growth in the number of students and teachers receiving its professional development and educational instruction services.
Other	1,223	1,137
Education technology, services, and payment processing revenue	277,331	221,962
Cost to provide education technology, services, and payment processing services	81,603	59,566	Costs primarily relate to payment processing revenue. Increase was due to the acquisition of TMS and an increase in payments volume from new and existing school and non-education customers.
Net revenue	$195,728	162,396
Before tax operating margin	31.8%	20.6%	Excluding the impairment charge of $7.8 million in 2018 related to the Company's decision to terminate its investment in a proprietary payment processing platform, as discussed above, before tax operating margin (income before income taxes divided by net revenue) was 25.4% in 2018. The increase in margin in 2019 as compared to 2018 was due to operating leverage and the Company's decision to terminate its investment in a proprietary payment processing platform.

COMMUNICATIONS OPERATING SEGMENT - RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Year ended December 31,
	2019	2018	Additional information
Net interest income (expense)	$3	(9,983)	See note (a) below for additional information.
Communications revenue	64,269	44,653	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was due to additional residential households and businesses served as a result of the completion of the Lincoln, Nebraska network build out in 2019 and continued maturity of ALLO's existing markets. See additional financial and operating data for ALLO in the tables below.
Other income	1,509	1,075
Total other income	65,778	45,728
Cost to provide communications services	20,423	16,926	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	21,004	18,779	For the years ended December 31, 2019 and 2018, ALLO's average number of employees was 540 and 508, respectively. ALLO also uses temporary employees in the normal course of business. Certain costs qualify for capitalization as ALLO develops its network.
Depreciation and amortization	37,173	23,377	Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of December 31, 2019, 2018, and 2017 were $315.3 million, $273.9 million, and $186.4 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.
Other expenses	15,165	11,900	Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Increase was due to expansion of new markets and increase in the number of households and businesses served.
Intersegment expenses	2,962	2,578	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	76,304	56,634
Loss before income taxes	(30,946)	(37,815)
Income tax benefit	7,427	9,075	Represents income tax benefit at an effective tax rate of 24%.
Net loss	$(23,519)	(28,740)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to develop and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional Information:
Net loss	$(23,519)	(28,740)
Net interest (income) expense	(3)	9,983
Income tax benefit	(7,427)	(9,075)
Depreciation and amortization	37,173	23,377
Earnings (loss) before interest, income taxes, depreciation, and amortization (EBITDA)	$6,224	(4,455)	For additional information regarding this non-GAAP measure, see the table below.
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

Certain financial and operating data for ALLO is summarized in the tables below.

	Year ended December 31,
	2019		2018
Residential revenue	$48,344	75.2%	$33,434	74.9%
Business revenue	15,689	24.4	10,976	24.6
Other revenue	236	0.4	243	0.5
Communications revenue	$64,269	100.0%	$44,653	100.0%

Internet	$38,239	59.5%	$24,069	53.9%
Television	16,196	25.2	12,949	29.0
Telephone	9,705	15.1	7,546	16.9
Other	129	0.2	89	0.2
Communications revenue	$64,269	100.0%	$44,653	100.0%

Net loss	$(23,519)		$(28,740)
EBITDA (a)	6,224		(4,455)

Capital expenditures	44,988		87,466

	As of December 31, 2019	As of September 30, 2019	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018	As of September 30, 2018	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017
Residential customer information:
Households served	47,744	45,228	42,760	40,338	37,351	32,529	27,643	23,541	20,428
Households passed (b)	140,986	137,269	132,984	127,253	122,396	110,687	98,538	84,475	71,426
Households served/passed	33.9%	32.9%	32.2%	31.7%	30.5%	29.4%	28.1%	27.9%	28.6%
Total households in current markets and new markets announced (c)	160,884	159,974	159,974	152,840	152,840	142,602	137,500	137,500	137,500
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
(c)  During the third quarter of 2018, ALLO began providing services in Fort Morgan, Colorado. During the fourth quarter of 2018, ALLO began providing services in Hastings, Nebraska. During the second quarter of 2019, ALLO announced plans to expand its network to make services available in Breckenridge, Colorado. During the fourth quarter of 2019, ALLO announced plans to expand its network to make services available in Imperial, Nebraska. ALLO is now in eleven communities, including nine in Nebraska and two in Colorado.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of December 31, 2019, the Company had a $20.7 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.8 years. For a summary of the Company's loan portfolio as of December 31, 2019 and 2018, see note 3 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of loans:

	Year ended December 31,
	2019	2018
Beginning balance	$22,520,498	21,995,877
Loan acquisitions:
Federally insured student loans	1,530,294	3,708,188
Private education loans	71,543	68,337
Consumer loans	405,726	120,482
Total loan acquisitions	2,007,563	3,897,007
Repayments, claims, capitalized interest, and other	(2,511,641)	(2,282,631)
Consolidation loans lost to external parties	(990,720)	(1,066,043)
Consumer loans sold	(226,981)	—
Other loans sold	—	(23,712)
Ending balance	$20,798,719	22,520,498

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
For a summary of the activity in the allowance for loan losses for 2019 and 2018, and a summary of the Company's loan delinquency amounts as of December 31, 2019 and 2018, see note 3 of the notes to consolidated financial statements included in this report.
Provision for loan losses for federally insured loans was $8.0 million and $14.0 million, in 2019 and 2018, respectively. During 2018, the Company determined an additional allowance was necessary related to portfolios of federally insured loans that were purchased in prior periods and recognized $5.0 million in provision expense related to such loans.
The Company did not record provision expense for private education loans in 2019 and 2018.
Provision for loan losses for consumer loans was $31.0 million and $9.0 million in 2019 and 2018, respectively. The increase in the provision in 2019 as compared to 2018 was a result of the increased amount of consumer loan purchases during 2019 as reflected in the "Loan Activity" table above.

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

	Year ended December 31,
	2019	2018
Variable loan yield, gross	4.80%	4.52%
Consolidation rebate fees	(0.83)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.02	0.04
Variable loan yield, net	3.99	3.72
Loan cost of funds - interest expense	(3.25)	(2.98)
Loan cost of funds - derivative settlements (a) (b)	0.03	0.03
Variable loan spread	0.77	0.77
Fixed rate floor income, gross	0.22	0.25
Fixed rate floor income - derivative settlements (a) (c)	0.19	0.30
Fixed rate floor income, net of settlements on derivatives	0.41	0.55
Core loan spread (d)	1.18%	1.32%

Average balance of loans	$21,698,094	22,596,436
Average balance of debt outstanding	21,259,309	22,181,932

A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Year ended December 31,
	2019	2018
Core loan spread	1.18%	1.32%
Derivative settlements (1:3 basis swaps)	(0.03)	(0.03)
Derivative settlements (fixed rate floor income)	(0.19)	(0.30)
Loan spread	0.96%	0.99%

(a) Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2019 and 2018 periods presented in the table under the caption "Income Statement Impact" in note 5 and in this table.
(b) Derivative settlements consist of net settlements received related to the Company’s 1:3 basis swaps.
(c) Derivative settlements consist of net settlements received related to the Company’s floor income interest rate swaps.
(d) Core loan spread, excluding consumer loans, would have been 1.09% and 1.27% in 2019 and 2018, respectively. Other than consumer loans funded in the Company's consumer loan warehouse facility that was obtained on January 11, 2019, consumer loans were and continue to be funded by the Company using operating cash, until they can be funded in a secured financing transaction. Consumer loans funded with operating cash do not have a cost of funds (debt) associated with them. The average balance of consumer loans outstanding in 2019 and 2018 was $219.1 million, and $90.9 million, respectively. The average balance outstanding on the consumer loan warehouse facility in 2019 was $98.2 million.

A trend analysis of the Company's core and variable loan spreads by calendar year quarter is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
1.29%
1.29%
1.30%
1.39%
1.30%
1.21%
1.17%
1.14%
0.81%
0.70%
0.73%
0.86%
0.80%
0.78%
0.81%
0.76%
-0.05%
0.08%
0.08%
-0.02%
0.08%
0.05%
0.10%
0.12%
Q1 18
Q2 18
Q3 18
Q4 18
Q1 19
Q2 19
Q3 19
Q4 19
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
Variable loan spread remained constant for the year ended December 31, 2019 as compared to 2018 due to the impact of the Company's consumer loan portfolio. Variable loan spread without consumer loans was 0.67% and 0.71% for the years ended December 31, 2019 and 2018, respectively. This decrease was due to the widening in the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above).
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of the Company's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2019	2018
Fixed rate floor income, gross	$49,677	56,811
Derivative settlements (a)	40,192	64,901
Fixed rate floor income, net	$89,869	121,712
Fixed rate floor income contribution to spread, net	0.41%	0.55%
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income in 2019 compared to 2018 was due to higher interest rates in 2019 as compared to 2018. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2019	2018	Additional information
Net interest income after provision for loan losses	$199,588	226,142	See table below for additional analysis.
Other income	30,349	12,723	The Company sold two portfolios of consumer loans during 2019 and recognized total gains of $17.3 million. The remaining component of other income is primarily earned from borrower late fees.
Derivative settlements, net	45,406	70,478	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(76,195)	(2,159)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps. During 2019, there was a significant decrease in the forward yield curve resulting in a decrease in the fair value of the Company's floor income interest rate swaps that resulted in a larger loss in 2019 as compared to 2018.
Total other income	(440)	81,042
Salaries and benefits	1,545	1,526
Other expenses	34,445	15,961
The Company recognized $16.7 million of expenses in 2019 to extinguish asset-backed notes from certain securitizations prior to their contractual maturities. The remaining component of other expenses is primarily servicing fees paid to third parties. Third party loan servicing fees increased in 2019 due to increased consumer loan volume.

Intersegment expenses	47,362	47,870	Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	83,352	65,357	Excluding the expenses recognized by the Company related to the extinguishment of debt securities prior to their contractual maturities (as described above), total operating expenses were 31 basis points and 29 basis points of the average balance of loans in 2019 and 2018, respectively.
Income before income taxes	115,796	241,827
Income tax expense	(27,792)	(58,038)	Represents income tax expense at an effective tax rate of 24%.
Net income	$88,004	183,789

Additional information:
Net income	$88,004	183,789	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The decrease in net income, excluding derivative market value adjustments, in 2019 as compared to 2018 was due to debt extinguishment costs incurred in 2019, a decrease in the average balance of loans outstanding, a decrease in core loan spread, and an increase in provision for loan losses for consumer loans as a result of the increased amount of consumer loan purchases in 2019 as compared to 2018. These items were partially offset by the gains recognized in 2019 for the sale of consumer loan portfolios.
Derivative market value adjustments, net	76,195	2,159
Tax effect	(18,287)	(518)
Net income, excluding derivative market value adjustments	$145,912	185,430

Net interest income, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2019	2018	Additional information
Variable interest income, gross	$1,040,785	1,021,326	Increase in 2019 as compared to 2018 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(180,701)	(190,350)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	4,495	9,879	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years. However, due to more recent purchases at a net premium, the net discount accretion decreased in 2019 as compared to 2018.
Variable interest income, net	864,579	840,855
Interest on bonds and notes payable	(689,625)	(659,367)	Increase in 2019 as compared to 2018 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	5,214	5,577	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	180,168	187,065
Fixed rate floor income, gross	49,677	56,811	Fixed rate floor income decreased due to higher interest rates in 2019 as compared to 2018.
Derivative settlements, net (a)	40,192	64,901	Derivative settlements include the settlements received related to the Company's floor income interest rate swaps. The decrease in settlements in 2019 as compared to 2018 was due to a decrease in the notional amount of derivatives outstanding, partially offset by higher interest rates in 2019 as compared to 2018.
Fixed rate floor income, net of settlements on derivatives	89,869	121,712
Core loan interest income (a)	270,037	308,777
Investment interest	17,707	13,836	Increase was due to a higher balance of interest-earning investments and higher interest rates in 2019 as compared to 2018.
Intercompany interest	(3,750)	(2,993)
Provision for loan losses - federally insured loans	(8,000)	(14,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - consumer loans	(31,000)	(9,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$244,994	296,620
(a) Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2019 and 2018 periods presented in the table under the caption "Income Statement Impact" in note 5 and in this table.
As of December 31, 2019, the interest earned on a principal amount of $18.9 billion in the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $18.4 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate."

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
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the years ended December 31, 2019 and 2018, the Company's net cash provided by operating activities was $298.9 million and $270.9 million, respectively.
As of December 31, 2019, the Company had cash and cash equivalents of $133.9 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $52.7 million as of December 31, 2019.
The Company also has a $455.0 million unsecured line of credit that matures on December 16, 2024. As of December 31, 2019, there was $50.0 million outstanding on the unsecured line of credit and $405.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. In addition, on May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of December 31, 2019, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use.
In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2019, the Company holds $15.0 million (par value) of its own asset-backed securities.
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

Cash Flows
During the year ended December 31, 2019, the Company generated $298.9 million from operating activities, compared to $270.9 million for the same period in 2018. The increase in cash flows from operating activities was due to:
•The adjustments to net income for derivative market value adjustments; and
•The impact of changes to accrued interest receivable and other liabilities in 2019 as compared to 2018.
These factors were partially offset by:
•The decrease in net income;
•Adjustments to net income for the impact of deferred taxes;
•Net payments to the derivative clearinghouse in 2019 of $70.7 million compared to net proceeds received in 2018 of $40.4 million related to the Company's derivative portfolio;
•Net payments to derivative counterparties to terminate derivatives in 2019 of $12.5 million compared to net proceeds received in 2018 of $10.3 million; and
•The impact of changes to accounts receivable and accrued interest payable in 2019 as compared to 2018.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the year ended December 31, 2019 was $1,524.6 million and $1,793.3 million, respectively. Cash used in investing activities and provided by financing activities for the year ended December 31, 2018 was $732.4 million and $711.8 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral:

	As of December 31, 2019
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$19,833,135	5/27/25 - 01/25/68
FFELP and consumer loan warehouse facilities	894,664	5/20/21 - 5/31/22
	$20,727,799
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
As of December 31, 2019, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $1.89 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2019. As of December 31, 2019, the Company had $19.7 billion of loans included in asset-backed securitizations, which represented 94.8 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2019, private education and consumer loans funded with operating cash, and loans acquired subsequent to December 31, 2019.

Asset-backed Securitization Cash Flow Forecast
$1.89 billion
(dollars in millions)
Turbo Transactions
Monthly/Quarterly Releases
$300
$250
$200
$150
$100
$50
$-
$275
$220
$230
$175
$150
$225
$117
$108
$85
$80
$90
$50
$35
$30
$20
$225
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033 and after

The forecasted future undiscounted cash flows of approximately $1.89 billion include approximately $1.01 billion (as of December 31, 2019) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are reflected variously in the following balances on the consolidated balance sheet:  "loans receivable," "restricted cash," and "accrued interest receivable." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.88 billion, or approximately $0.67 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's December 31, 2019 balance of consolidated shareholders' equity.
Two of the Company’s asset-backed securitizations as of December 31, 2019 are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any outstanding principal generally until such time as all principal on the notes has been paid in full. Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitizations will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $135 million to $165 million.
Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $75 million to $95 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
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
Extinguishment of Certain Asset-Backed Securitizations (Including Turbo Transactions)
During 2019, the Company extinguished $1.05 billion of notes payable in certain asset-backed securitizations, including six of the Company's eight Turbo Transactions (prior to the notes' contractual maturities). These transactions resulted in the release of $1.45 billion in student loans and accrued interest receivable that were previously encumbered in the asset-backed securitizations. To extinguish the notes, the Company paid premiums of $14.0 million and wrote off $2.7 million of debt issuance costs associated with these securitizations. In total, the Company recognized $16.7 million in expenses in 2019 to extinguish these notes. Upon extinguishment of the notes payable throughout 2019, the Company refinanced the student loans in its FFELP warehouse facilities and new asset-backed securitizations, resulting in net cash proceeds of $387.1 million.
The cash proceeds generated by the debt extinguishments were used to pay down a significant portion of the outstanding balance on the Company's unsecured line of credit and provides the Company with increased liquidity and the opportunity to invest the previously underutilized capital at higher returns.
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2019, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.1 billion, of which $0.8 billion was outstanding and $0.3 billion was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 20, 2020). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 20, 2021). The other warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements. As of December 31, 2019, the Company had $42.6 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2019, see note 4 of the notes to consolidated financial statements included in this report.
On January 11, 2019, the Company obtained a consumer loan warehouse facility that has an aggregate maximum financing amount available of $200.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of December 31, 2019, $116.6 million was outstanding under this facility and $83.4 million was available for future funding. Additionally, as of December 31, 2019, the Company had $41.3 million advanced as equity support under this facility.
On January 31, 2020, the Company sold $124.2 (par value) of consumer loans to an unrelated third party. A portion of such loans were funded in the consumer loan warehouse. After completion of this loan sale, the outstanding balance under the consumer loan warehouse was $61.5 million, $138.5 million was available for future funding, and $1.3 million was advanced as equity support.
On February 13, 2020, the Company closed on a private loan warehouse facility with an aggregate maximum financing amount available of $100.0 million, with an additional $100.0 million available at the request of the Company and approval of the lender, an advance rate of 90 percent, liquidity provisions through February 15, 2021, and a final maturity date of February 11, 2022. The Company currently anticipates funding approximately $110 million of private loan assets in this facility.

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
The Company plans to fund additional loan acquisitions using current cash and investments; using its Union Bank participation agreement (as described below); using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2019, $749.6 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During 2019, the Company completed seven FFELP asset-backed securitizations totaling $2.8 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities and unencumbered student loans from the extinguishment of certain asset-backed securitizations. On June 25, 2019, the Company completed a private education loan asset-backed securitization totaling $47.2 million (par value). The proceeds from this transaction were used to refinance private education loans previously funded via a private loan repurchase agreement that was terminated on June 25, 2019. See note 4 of the notes to consolidated financial statements included in this report for additional information on these securitizations.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2019, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on our derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or make variation margin payments to its third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment
ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. In 2019, ALLO's capital expenditures were $45.0 million. The Company anticipates total ALLO network capital expenditures in 2020 will be approximately $35.0 million to $45.0 million. However, this amount could change based on customer demand for ALLO's services. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures, as well as potentially other third-party financing alternatives.
Other Debt Facilities
As discussed above, the Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of December 31, 2019, the unsecured line of credit had $50.0 million outstanding and $405.0 million was available for future use. On May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of December 31, 2019, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of December 31, 2019, the Company had $20.4 million of Hybrid Securities that remain outstanding.
For further discussion of these debt facilities described above, see note 4 of the notes to consolidated financial statements included in this report.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of December 31, 2019, 4,803,877 shares remain authorized for purchase under the Company's repurchase program. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2019 and 2018 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2019	726,273	$40,411	$55.64
Year ended December 31, 2018	868,147	45,331	52.22
Included in the shares repurchased during 2019 in the table above are a total of 180,000 shares of Class A common stock the Company purchased on June 17, 2019 from one of the Company's significant shareholders, Shelby J. Butterfield, the widow of Stephen F. Butterfield, the Company's former Vice-Chairman and significant shareholder who passed away in April 2018, and from the Butterfield Family Trust, an estate planning trust for the family of Mr. Butterfield. The shares were purchased at a discount to the closing market price of the Company's Class A common stock as of June 17, 2019, and the transaction was separately approved by the Company's Board of Directors. Immediately prior to the Company's purchase of such shares from Ms. Butterfield and the Butterfield Family Trust, the purchased shares were shares of the Company's Class B common stock that Ms. Butterfield and the Butterfield Family Trust converted to shares of Class A common stock.
Dividends
Dividends of $0.18 per share on the Company’s Class A and Class B common stock were paid on March 15, 2019, June 14, 2019, and September 13, 2019, respectively, and a dividend of $0.20 per share was paid on December 13, 2019.
The Company's Board of Directors declared a first quarter 2020 cash dividend on the Company's Class A and Class B common stock of $0.20 per share. The dividend will be paid on March 13, 2020, to shareholders of record at the close of business on February 28, 2020.

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
Contractual Obligations
The Company’s contractual obligations were as follows:

	As of December 31, 2019
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$20,803,180	—	899,664	50,000	19,853,516
Operating lease liabilities	38,883	10,178	11,557	6,207	10,941
Total	$20,842,063	10,178	911,221	56,207	19,864,457

(a) Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.
As of December 31, 2019, the Company had a reserve of $15.9 million for uncertain income tax positions (including the federal benefit received from state positions). This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
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
The allowance for the federally insured student loan portfolio is based on periodic evaluations of the Company’s loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant qualitative factors.
In determining the appropriateness of the allowance for loan losses on the private education and consumer loans, the Company considers several factors including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant qualitative factors. The Company places a private education or consumer loan on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan and accrued interest when the collection of principal and interest is 120 days or 180 days past due, depending on the type of loan program.
The allowance for loan losses is made at a specific point in time and based on relevant information as discussed above. The allowance for loan losses is maintained at a level management believes is appropriate to provide for estimated probable credit losses inherent in the loan portfolios. This evaluation is inherently subjective because it requires numerous estimates made by management. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. Changes in estimates could significantly affect the Company's recorded balance for the allowance for loan losses.
RECENT ACCOUNTING PRONOUNCEMENTS
Allowance for Loan Losses
In June 2016, the FASB issued accounting guidance regarding the measurement of credit losses on financial instruments, which changed the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life. The estimate of credit losses under the new guidance considers historical experience, current conditions, and reasonable and supportable forecasts of future conditions. The new guidance provides significant flexibility and permits companies to use judgment in selecting the approach that is most appropriate in their circumstances. This guidance was effective for the Company beginning January 1, 2020. Prior to the effective date, the Company used an incurred loss model when calculating its allowance for loan losses.
The new guidance will primarily impact the allowance for loan losses related to the Company’s federally insured student loans, which represented approximately 97.7 percent of the Company’s total loan portfolio as of December 31, 2019 and for which the Company’s loss exposure is limited by the applicable federal government guarantee, private education loans, and consumer loans. To calculate the allowance for loan losses, the Company has aggregated loans with similar risk characteristics into homogeneous pools based primarily on loan type and expects to use undiscounted cash flow and remaining life methodologies, which incorporate historical loss rates. The historical loss rates are adjusted for reasonable and supportable economic forecasts over a specific period, then reverting to the historical loss average using a straight line method. The national unemployment rate and the year over year change in gross domestic product are the key macroeconomic factors that are relevant to the Company's loan portfolio. The Company also adjusts the historical loss rates for qualitative factors to bring the allowance for loan losses to the level management believes is appropriate. The Company currently expects the impact upon adoption to increase the allowance for loan losses by $60 million to $80 million, which includes a reclassification of the non-accretable discount balance and premiums related to loans purchased with evidence of credit deterioration, and decrease retained earnings, net of tax, by $10 million to $20 million. The Company is in the process of finalizing the review of the loss models, economic forecasts, and qualitative adjustments and the models will be refined as needed. Future allowance for loan loss levels will depend on the characteristics of the Company's loan portfolio, economic conditions and forecasts, and other management judgments.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2019		As of December 31, 2018
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$3,647,365	17.5%	$2,792,734	12.4%
Variable-rate loan assets	17,151,354	82.5	19,727,764	87.6
Total	$20,798,719	100.0%	$22,520,498	100.0%

Fixed-rate debt instruments	$562,203	2.7%	$88,128	0.4%
Variable-rate debt instruments	20,240,977	97.3	22,448,971	99.6
Total	$20,803,180	100.0%	$22,537,099	100.0%

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
No variable-rate floor income was earned by the Company during the years ended December 31, 2019 and 2018. A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2019	2018
Fixed rate floor income, gross	$49,677	56,811
Derivative settlements (a)	40,192	64,901
Fixed rate floor income, net	$89,869	121,712

(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased in 2019 as compared to 2018 due to higher interest rates in 2019 as compared to 2018.
Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and has an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced.
The decrease in derivative settlements from the floor income interest rate swaps in 2019 as compared to 2018 was due to a decrease in the notional amount of derivatives outstanding, partially offset by higher interest rates in 2019 as compared to 2018.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2019:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
4.5 - 4.99%	4.72%	2.08%	$727,086
5.0 - 5.49%	5.22%	2.58%	470,843
5.5 - 5.99%	5.67%	3.03%	320,031
6.0 - 6.49%	6.19%	3.55%	367,409
6.5 - 6.99%	6.70%	4.06%	357,842
7.0 - 7.49%	7.17%	4.53%	125,674
7.5 - 7.99%	7.71%	5.07%	224,635
8.0 - 8.99%	8.18%	5.54%	525,108
> 9.0%	9.05%	6.41%	197,829
			$3,316,457
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2019, the weighted average estimated variable conversion rate was 3.72% and the short-term interest rate was 182 basis points.
The following table summarizes the outstanding derivative instruments as of December 31, 2019 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2020	$1,500,000	1.01%
2021	600,000	2.15
2022 (b)	250,000	1.65
2023	150,000	2.25
	$2,500,000	1.42%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) These derivatives have forward effective start dates in June 2021.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2019:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$18,871,312	—
3 month H15 financial commercial paper	Daily	842,100	—
3 month Treasury bill	Daily	615,131	—
1 month LIBOR	Monthly	—	10,956,371
3 month LIBOR (a)	Quarterly	—	7,472,627
Asset-backed commercial paper (b)	Varies	—	778,094
Auction-rate (c)	Varies	—	768,626
Fixed rate	—	—	512,836
Other (d)	—	1,360,457	1,200,446
		$21,689,000	21,689,000
(a) The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2019.

Maturity	Notional amount (i)
2020	$1,000,000
2021	250,000
2022 (ii)	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$7,150,000
(i) The weighted average rate paid by the Company on the 1:3 Basis Swaps as of
December 31, 2019 was one-month LIBOR plus 9.7 basis points.
(ii) $750 million of the notional amount of these derivatives have forward effective start dates in May 2020.

(b) The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.
(c) As of December 31, 2019, the Company was sponsor for $768.6 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(23,199)	(13.1)%	$(43,368)	(24.5)%	$(9,462)	(5.3)%	$(28,385)	(16.1)%
Impact of derivative settlements	28,793	16.3	86,380	48.8	6,780	3.8	20,340	11.5
Increase (decrease) in net income before taxes	$5,594	3.2%	$43,012	24.3%	$(2,682)	(1.5)%	$(8,045)	(4.6)%
Increase (decrease) in basic and diluted earnings per share	$0.11		$0.82		$(0.05)		$(0.15)
	Year ended December 31, 2018
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(20,162)	(7.0)%	$(35,592)	(12.4)%	$(11,769)	(4.1)%	$(35,306)	(12.3)%
Impact of derivative settlements	62,310	21.8	186,927	65.3	7,775	2.7	23,326	8.1
Increase (decrease) in net income before taxes	$42,148	14.8%	$151,335	52.9%	$(3,994)	(1.4)%	$(11,980)	(4.2)%
Increase (decrease) in basic and diluted earnings per share	$0.78		$2.81		$(0.07)		$(0.22)
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Lincoln, Nebraska
February 27, 2020
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2019, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information as to the directors, executive officers, and corporate governance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “CORPORATE GOVERNANCE,” and the information as to any delinquent report under Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Delinquent Section 16(a) Reports," to the extent any such disclosure is required, in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2020 Annual Meeting of Shareholders scheduled to be held on May 21, 2020 (the “Proxy Statement”), is incorporated herein by reference.
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
The following table summarizes information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

	As of December 31, 2019
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,962,539	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,962,539
(1) Includes 1,435,213, 97,698, and 429,628 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.
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

3.1
Composite Third Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended on May 23, 2019, filed as Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

3.2
Ninth Amended and Restated Bylaws of Nelnet, Inc., as amended as of May 24, 2018, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated herein by reference.

4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

4.2
Form of Class A Common Stock Certificate of Nelnet, Inc., filed on November 24, 2003 as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

4.3	Certain instruments, including indentures of trust, defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, none of which instruments authorizes a total amount of indebtedness thereunder in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis, are omitted from this Exhibit Index pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Many of such instruments have been previously filed with the Securities and Exchange Commission, and the registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

4.4
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

10.3
Seventeenth Amendment of Amended and Restated Participation Agreement, dated as of August 1, 2019, by and between Union Bank and Trust Company and National Education Loan Network, Inc., filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference.

10.4
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

10.7
Guaranteed Purchase Agreement, dated as of September 1, 2010, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.

10.8
First Amendment of Guaranteed Purchase Agreement, dated as of March 22, 2011, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.9
Amendment of Agreements dated as of February 4, 2005, by and between National Education Loan Network, Inc. and Union Bank and Trust Company, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 10, 2005 and incorporated herein by reference.

10.10+
Nelnet, Inc. Employee Share Purchase Plan, as amended through March 17, 2011, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.11
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

10.15
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

10.18
Lease Agreement dated May 20, 2005 between Miller & Paine, LLC and Union Bank and Trust Company, filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.19
Office Sublease dated April 30, 2001 between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference.

10.20+	Nelnet, Inc. Restricted Stock Plan, as amended through May 22, 2014, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated herein by reference.

10.21*+	Amendment to Nelnet, Inc. Restricted Stock Plan, effective as of February 11, 2020.

10.22+
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

10.24
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

10.26
Modification of Contract dated effective as of June 17, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated herein by reference.

10.27
Modification of Contract dated effective as of September 1, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 2, 2014 and incorporated herein by reference.

10.28
Modification of Contract dated effective as of June 16, 2019 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.29
Modification of Contract dated effective as of November 25, 2019 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on November 27, 2019 and incorporated herein by reference.

10.30
Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.31
Modification of Contract dated effective as of May 21, 2014 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.32
Modification of Contract dated effective as of September 1, 2014 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.33
Modification of Contract dated effective as of June 16, 2019 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.34
Modification of Contract dated effective as of November 25, 2019 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 27, 2019 and incorporated herein by reference.

10.35
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.36
Management Agreement, dated effective as of January 20, 2012, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.58 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.37
Management Agreement, dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.38
Management Agreement, dated effective as of January 4, 2016, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.

10.39
Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.40
Amended Appendix A, dated May 8, 2019, to Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference.

10.41
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.42
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.43
Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company, filed as Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.44
Form of Administrative Services Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, Adminisystems, Inc., and Union Bank and Trust Company, filed as Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.45
Management Agreement dated as of August 8, 2019 between 1867 – Riley Road, LLC (of which Farmers & Merchants Investment Inc., North Central Bancorp, Inc., and Nelnet Solar, LLC are members) and 1867 Capital-1, LLC (a wholly owned subsidiary of Nelnet, Inc.), filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and incorporated herein by reference.

10.46
Subordination Agreement effective as of July 26, 2019, by and between Union Bank and Trust Company, Nelnet, Inc., and Agile Sports Technologies, Inc., filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.47
Second Amended and Restated Credit Agreement dated as of December 16, 2019, among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Royal Bank of Canada, as Co-Documentation Agents; U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners; and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on December 16, 2019 and incorporated herein by reference.

10.48
Second Amended and Restated Guaranty dated as of December 16, 2019, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, As Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 16, 2019 and incorporated herein by reference.

10.49
Agreement for Purchase and Sale of Interest in Aircraft dated as of December 31, 2018, by and between National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.42 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.50
Aircraft Joint Ownership Agreement dated as of January 1, 2019, by and between National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.51
Aircraft Management Agreement, dated as of January 1, 2019, by and between Duncan Aviation, Inc. and National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.44 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.52
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

10.53
Master Private Loan Program Agreement dated as of August 22, 2018, by and between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.54±
Education Loan Marketing Agreement dated as of August 22, 2018, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.55±
Private Student Loan Origination and Servicing Agreement dated as of August 22, 2018, by and between Nelnet Servicing, LLC, d/b/a Firstmark Services, and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.56*±±
Private Student Loan Purchase Agreement dated as of November 19, 2019, by and among National Education Loan Network, Inc., as Purchaser, Union Bank and Trust Company, and Purchaser Lender Trustee, and Union Bank and Trust Company, as Seller.

10.57
Private Loan Sale Agreement dated as of October 9, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.58
Private Student Loan Servicing Agreement dated as of October 9, 2014, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.59
First Amendment of Loan Servicing Agreement dated as of September 27, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.49 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.60
Private Loan Servicing Letter Agreement dated as of February 27, 2017, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.54 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.61
Form of Trust/Custodial/Safekeeping Agreement by and between National Education Loan Network, Inc., as Principal, and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.62
Form of Special Investment Directions by National Education Loan Network, Inc. and its affiliates, as Principal under the Form of Trust/Custodial/Safekeeping Agreement between Principal and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.56 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.63
Loan Participation Agreement dated as of January 1, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

10.64
Amended and Restated Trust Agreement dated as of December 21, 2018 among Nelnet Private Student Loan Financing Corporation, as Depositor, Union Bank and Trust Company, as Trustee, and U.S. Bank Trust National Association, as Delaware Trustee, filed as Exhibit 10.57 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.65±±
Amended and Restated Trust Agreement, dated effective as of January 11, 2019, by and among Nelnet Private Student Loan Financing Corporation, as Depositor, Union Bank and Trust Company, as Trustee, National Education Loan Network, Inc., as Administrator, and U.S. Bank Trust National Association, as Delaware Trustee, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.66±±
Interim Trust Agreement, dated effective as of January 11, 2019, by and among ACM F Acquisition, LLC, as ACM Seller, National Education Loan Network, Inc., as NELN Seller, and Union Bank and Trust Company, as Interim Trustee, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

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
 ++ Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted. The exhibit is not intended to be, and should not be relied upon as, including disclosures regarding any facts and circumstances relating to the registrant or any of its subsidiaries or affiliates. The exhibit contains representations and warranties by the registrant and the other parties that were made only for purposes of the agreement set forth in the exhibit and as of specified dates. The representations, warranties, and covenants in the agreement were made solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts), and may apply contractual standards of materiality or material adverse effect that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the agreement, which subsequent information may or may not be fully reflected in the registrant's public disclosures.

± Certain portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

 ±± Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the information in such portions is both not material and would likely cause competitive harm to the registrant if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY
The Company has elected not to include an optional summary of information required by Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2020
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
Name: Jeffrey R. Noordhoek
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 27, 2020
Michael S. Dunlap

/s/ JAMES P. ABEL	Director	February 27, 2020
James P. Abel

/s/ PREETA D. BANSAL	Director	February 27, 2020
Preeta D. Bansal

/s/ WILLIAM R. CINTANI	Director	February 27, 2020
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 27, 2020
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 27, 2020
David S. Graff

/s/ THOMAS E. HENNING	Director	February 27, 2020
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 27, 2020
Kimberly K. Rath

/s/ MICHAEL D. REARDON	Director	February 27, 2020
Michael D. Reardon

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses for loans collectively evaluated for impairment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company’s allowance for loan losses related to the Company’s loans collectively evaluated for impairment (ALL) was $61.9 million as of December 31, 2019. The Company estimated the ALL using a historical loss rate methodology adjusted for qualitative factors. The federally insured loans ALL is based on periodic evaluations of the loans considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant qualitative factors. The private education and consumer loans ALL is based on periodic evaluations of the loans considering loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant qualitative factors.

We identified the assessment of the ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the ALL methodology, inclusive of the factors and assumptions used to estimate the historical loss rates, including (1) historical losses in the portfolio over time, (2) the loss emergence period, and (3) qualitative factor adjustments.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls related to the Company’s ALL process, including controls over the (1) development and approval of the ALL methodology, (2) determination of the key factors and assumptions used to estimate historical loss rates and qualitative factor adjustments, and (3) analysis of the ALL results, trends, and ratios. We tested the Company’s process to develop the ALL estimate. Specifically, we tested the sources of data, factors, and assumptions that the Company used and considered the relevance and reliability of such data, factors, and assumptions. We tested the historical losses over time by evaluating (1) if loss data in the historical loss period was representative of the credit characteristics of the current portfolio and (2) the sufficiency of loss data within the historical loss period. We tested the loss emergence period assumptions by (1) testing the accuracy of those calculations and inputs, (2) considering the Company’s credit risk policies, and (3) testing observable loss data. We evaluated the methodology used to develop the resulting qualitative adjustments and the effect of those adjustments on the ALL compared with relevant credit risk factors and consistency with credit trends.

/s/ KPMG LLP
We have served as the Company’s auditor since 1998.
Lincoln, Nebraska
February 27, 2020

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2019 and 2018
	2019	2018
	(Dollars in thousands, except share data)
Assets:
Loans receivable (net of allowance for loan losses of $61,914 and $60,388 respectively)	$20,669,371	22,377,142
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	13,922	9,472
Cash and cash equivalents - held at a related party	119,984	111,875
Total cash and cash equivalents	133,906	121,347
Investments and notes receivable	246,973	249,370
Restricted cash	650,939	701,366
Restricted cash - due to customers	437,756	369,678
Accrued interest receivable	733,623	679,197
Accounts receivable (net of allowance for doubtful accounts of $4,455 and $3,271, respectively)	115,391	59,531
Goodwill	156,912	156,912
Intangible assets, net	81,532	114,290
Property and equipment, net	348,259	344,784
Other assets	134,308	45,533
Fair value of derivative instruments	—	1,818
Total assets	$23,708,970	25,220,968
Liabilities:
Bonds and notes payable	$20,529,054	22,218,740
Accrued interest payable	47,285	61,679
Other liabilities	303,781	256,092
Due to customers	437,756	369,678
Total liabilities	21,317,876	22,906,189
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 28,458,495 shares and 28,798,464 shares, respectively	285	288
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,271,609 shares and 11,459,641 shares, respectively	113	115
Additional paid-in capital	5,715	622
Retained earnings	2,377,627	2,299,556
Accumulated other comprehensive earnings	2,972	3,883
Total Nelnet, Inc. shareholders' equity	2,386,712	2,304,464
Noncontrolling interests	4,382	10,315
Total equity	2,391,094	2,314,779
Total liabilities and equity	$23,708,970	25,220,968

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans receivable	$20,664,126	22,359,655
Restricted cash	639,816	677,611
Loan accrued interest receivable and other assets	735,286	679,735
Bonds and notes payable	(20,742,798)	(22,146,374)
Accrued interest payable and other liabilities	(158,067)	(163,327)
Net assets of consolidated education and other lending variable interest entities	$1,138,363	1,407,300
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2019, 2018, and 2017

	2019	2018	2017
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$914,256	897,666	757,731
Investment interest	34,421	26,600	12,695
Total interest income	948,677	924,266	770,426
Interest expense:
Interest on bonds and notes payable	699,327	669,906	465,188
Net interest income	249,350	254,360	305,238
Less provision for loan losses	39,000	23,000	14,450
Net interest income after provision for loan losses	210,350	231,360	290,788
Other income:
Loan servicing and systems revenue	455,255	440,027	223,000
Education technology, services, and payment processing revenue	277,331	221,962	193,188
Communications revenue	64,269	44,653	25,700
Other income	65,179	54,805	55,728
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(30,789)	71,085	(18,554)
Total other income	831,245	832,532	479,062
Cost of services:
Cost to provide education technology, services, and payment processing services	81,603	59,566	48,678
Cost to provide communications services	20,423	16,926	9,950
Total cost of services	102,026	76,492	58,628
Operating expenses:
Salaries and benefits	463,503	436,179	301,885
Depreciation and amortization	105,049	86,896	39,541
Other expenses	194,272	178,031	143,112
Total operating expenses	762,824	701,106	484,538
Income before income taxes	176,745	286,294	226,684
Income tax expense	35,451	58,770	64,863
Net income	141,294	227,524	161,821
Net loss attributable to noncontrolling interests	509	389	11,345
Net income attributable to Nelnet, Inc.	$141,803	227,913	173,166
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$3.54	5.57	4.14
Weighted average common shares outstanding - basic and diluted	40,047,402	40,909,022	41,791,941

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2019, 2018, and 2017
	2019	2018	2017
	(Dollars in thousands)
Net income	$141,294	227,524	161,821
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(1,199)	1,056	2,349
Reclassification adjustment for gains recognized in net income, net of losses	—	(978)	(2,528)
Income tax effect	288	(69)	66
Total other comprehensive (loss) income	(911)	9	(113)
Comprehensive income	140,383	227,533	161,708
Comprehensive loss attributable to noncontrolling interests	509	389	11,345
Comprehensive income attributable to Nelnet, Inc.	$140,892	227,922	173,053

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2019, 2018, and 2017
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2016	—	30,628,112	11,476,932	$—	306	115	420	2,056,084	4,730	9,270	2,070,925
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19,578	19,578
Net income (loss)	—	—	—	—	—	—	—	173,166	—	(11,345)	161,821
Other comprehensive loss	—	—	—	—	—	—	—	—	(113)	—	(113)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,645)	(1,645)
Cash dividends on Class A and Class B common stock - $0.58 per share	—	—	—	—	—	—	—	(24,097)	—	—	(24,097)
Issuance of common stock, net of forfeitures	—	178,114	—	—	2	—	3,619	—	—	—	3,621
Compensation expense for stock based awards	—	—	—	—	—	—	4,193	—	—	—	4,193
Repurchase of common stock	—	(1,473,054)	—	—	(15)	—	(7,711)	(61,170)	—	—	(68,896)
Conversion of common stock	—	8,345	(8,345)	—	—	—	—	—	—	—	—
Balance as of December 31, 2017	—	29,341,517	11,468,587	—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,023	1,023
Net income (loss)	—	—	—	—	—	—	—	227,913	—	(389)	227,524
Other comprehensive income	—	—	—	—	—	—	—	—	9	—	9
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(525)	(525)
Cash dividends on Class A and Class B common stock - $0.66 per share	—	—	—	—	—	—	—	(26,839)	—	—	(26,839)
Issuance of common stock, net of forfeitures	—	316,148	—	—	3	—	5,171	—	—	—	5,174
Compensation expense for stock based awards	—	—	—	—	—	—	6,194	—	—	—	6,194
Repurchase of common stock	—	(868,147)	—	—	(8)	—	(11,264)	(34,059)	—	—	(45,331)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Conversion of common stock	—	8,946	(8,946)	—	—	—	—	—	—	—	—
Balance as of December 31, 2018	—	28,798,464	11,459,641	—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,756	4,756
Net income (loss)	—	—	—	—	—	—	—	141,803	—	(509)	141,294
Other comprehensive loss	—	—	—	—	—	—	—	—	(911)	—	(911)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,103)	(4,103)
Cash dividends on Class A and Class B common stock - $0.74 per share	—	—	—	—	—	—	—	(29,485)	—	—	(29,485)
Issuance of common stock, net of forfeitures	—	198,272	—	—	2	—	4,849	—	—	—	4,851
Compensation expense for stock based awards	—	—	—	—	—	—	6,401	—	—	—	6,401
Repurchase of common stock	—	(726,273)	—	—	(7)	—	(6,157)	(34,247)	—	—	(40,411)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Conversion of common stock	—	188,032	(188,032)	—	2	(2)	—	—	—	—	—
Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
 See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2019, 2018, and 2017
	2019	2018	2017
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$141,803	227,913	173,166
Net loss attributable to noncontrolling interests	(509)	(389)	(11,345)
Net income	141,294	227,524	161,821
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	192,662	184,682	137,823
Loan discount accretion	(35,824)	(40,800)	(44,812)
Provision for loan losses	39,000	23,000	14,450
Derivative market value adjustments	76,195	(1,014)	(26,379)
Unrealized foreign currency transaction adjustment	—	—	45,600
(Payments to) proceeds from termination of derivative instruments, net	(12,530)	10,283	(30,382)
Loss on extinguishment of debt	16,689	—	—
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(70,685)	40,382	76,325
Gain from sale of loans	(17,261)	—	—
Deferred income tax (benefit) expense	(7,265)	10,981	(1,544)
Non-cash compensation expense	6,781	6,539	4,416
Impairment expense	—	11,721	3,626
Other	(2,647)	(11,049)	(2,410)
Increase in accrued interest receivable	(54,586)	(248,869)	(39,203)
(Increase) decrease in accounts receivable	(55,949)	3,059	(4,234)
Increase in other assets	(11,065)	(4,069)	(42,270)
(Decrease) increase in accrued interest payable	(14,394)	11,640	4,362
Increase (decrease) in other liabilities	40,422	(12,506)	(2,341)
Increase in due to customers	68,078	59,388	67,419
Net cash provided by operating activities	298,915	270,892	322,267
Cash flows from investing activities, net of acquisitions:
Purchases of loans	(2,008,207)	(3,922,251)	(325,476)
Net proceeds from loan repayments, claims, and capitalized interest	3,462,391	3,322,783	3,363,526
Proceeds from sale of loans	196,564	23,712	53,203
Purchases of available-for-sale securities	(1,010)	(46,424)	(128,523)
Proceeds from sales of available-for-sale securities	105	71,415	156,540
Purchases of investments and issuance of notes receivable	(103,250)	(67,040)	(29,339)
Proceeds from investments and notes receivable	70,472	23,039	11,545
Purchases of property and equipment	(92,499)	(125,023)	(156,005)
Business (acquisitions) sale, net of cash and restricted cash acquired	—	(12,562)	4,511
Net cash provided by (used in) investing activities	1,524,566	(732,351)	2,949,982
Cash flows from financing activities:
Payments on bonds and notes payable	(4,698,878)	(3,113,503)	(5,403,224)
Proceeds from issuance of bonds and notes payable	2,997,972	3,922,962	1,984,558
Payments of debt issuance costs	(14,406)	(13,808)	(6,497)
Payments to extinguish debt	(14,030)	—	—
Payment of contingent consideration	—	—	(850)
Dividends paid	(29,485)	(26,839)	(24,097)
Repurchases of common stock	(40,411)	(45,331)	(68,896)
Proceeds from issuance of common stock	1,552	1,359	678
Acquisition of noncontrolling interest	—	(13,449)	—
Issuance of noncontrolling interests	4,650	918	19,473
Distribution to noncontrolling interests	(235)	(525)	(1,645)
Net cash (used in) provided by financing activities	(1,793,271)	711,784	(3,500,500)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,210	250,325	(228,251)
Cash, cash equivalents, and restricted cash, beginning of year	1,192,391	942,066	1,170,317
Cash, cash equivalents, and restricted cash, end of year	$1,222,601	1,192,391	942,066

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$657,436	591,394	390,278
Cash disbursements made for income taxes, net of refunds and credits (a)	$17,672	473	96,271

Noncash investing and financing activity:
Receipt of beneficial interest in consumer loan securitizations	$39,780	—	—
Distribution to noncontrolling interests	$3,868	—	—

(a) For 2019 and 2018, the Company utilized $31.8 million and $14.7 million of federal and state tax credits, respectively, related primarily to renewable energy.
Supplemental disclosures of noncash activities regarding the adoption of the new lease standard on January 1, 2019 are contained in notes 2 and 17.
Supplemental disclosures of noncash operating and investing activities regarding the Company's business acquisitions during 2018 are contained in note 7.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Total cash and cash equivalents	$133,906	121,347	66,752	69,654
Restricted cash	650,939	701,366	688,193	980,961
Restricted cash - due to customers	437,756	369,678	187,121	119,702
Cash, cash equivalents, and restricted cash	$1,222,601	1,192,391	942,066	1,170,317
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diverse company with a purpose to serve others and a vision to make customers' dreams possible by delivering customer focused products and services. The largest operating businesses engage in loan servicing; education technology, services, and payment processing; and communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate, early-stage and emerging growth companies, and renewable energy. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
The Company has four reportable operating segments. The Company's reportable operating segments include:
• Loan Servicing and Systems (“LSS”)
• Education Technology, Services, and Payment Processing (“ETS&PP”)
• Communications
• Asset Generation and Management (“AGM”)
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
On February 7, 2018, the Company acquired Great Lakes Educational Loan Services, Inc. (“Great Lakes”). See note 7 for additional information related to this acquisition. Nelnet Servicing, LLC, (“Nelnet Servicing”), a subsidiary of the Company, and Great Lakes are two of four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department.
This segment also provides student loan servicing software, which is used internally by the Company and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions usable by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
This segment also provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels.
Education Technology, Services, and Payment Processing
NBS provides service and technology to administrators, teachers, students, and families of K-12 schools and higher education institutions. The Company's payment processing services and technologies also serve customers outside of education.
In the K-12 market, the Company (known as FACTS) offers (i) financial management, including actively managed tuition payment plans, financial needs assessment (grant and aid), incidental billing, advanced accounting, and payment forms; (ii) school administration solutions, including school information system software that automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management; (iii) advancement (giving management), including a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting; (iv) enrollment and communications, including website design and cost effective admissions software; (v) professional development and educational instruction services; and (vi) innovative technology products that aid in teacher and student evaluations. In the higher education market, the Company (known as Nelnet Campus Commerce) offers solutions including (i) actively managed tuition payment plans and (ii) payment technology and processing.
Outside of the education market, the Company also offers technology and payment services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software. In addition, this operating segment offers mobile first technology focused on increasing engagement, online giving, and communication for church and not-for-profit customers. Additionally, the Company may earn revenue for payment processing fees when families make tuition payments.
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
ALLO derives its revenue primarily from the sale of communication services to residential, governmental, and business customers in Nebraska and Colorado. Internet and television services include revenue from residential and business customers for subscriptions to ALLO's data and video products. ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds of up to 1 gigabit per second for residential customers and is capable of providing symmetrical speeds of over 1 gigabit per second for business customers. Telephone services include local and long distance telephone service, hostedPBX services, and other services.
Asset Generation and Management
The Company's Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's loan assets. Substantially all loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“Consolidation” loans). The Company also acquires private education and consumer loans. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The operating results of Whitetail Rock Capital Management, LLC (“WRCM”), the Company's SEC-registered investment advisor subsidiary

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
•Income earned on certain investment activities, including real estate and renewable energy (solar)
•Interest expense incurred on unsecured debt transactions
•Other product and service offerings that are not considered reportable operating segments
Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.

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
Variable Interest Entities
The Company assesses its partnerships and joint ventures to determine if the entity meets the qualifications of a VIE. The Company performs a qualitative assessment of each VIE to determine if it is the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether an entity is a VIE and whether it is the primary beneficiary. The Company performs this review initially at the time it enters into a partnership or joint venture agreement and reassess upon reconsideration events.
VIEs - Consolidated
The Company is required to consolidate VIEs in which it has determined it is the primary beneficiary.
The Company's education and other lending subsidiaries are engaged in the securitization of finance assets. These lending subsidiaries hold beneficial interests in eligible loans, subject to creditors with specific interests. The liabilities of the Company's lending subsidiaries are not the direct obligations of Nelnet, Inc. or any of its other subsidiaries. Each lending subsidiary is structured to be bankruptcy remote, meaning that it should not be consolidated in the event of bankruptcy of the parent company or any other subsidiary. The Company is generally the administrator and master servicer of the securitized assets held in its lending subsidiaries and owns the residual interest of the securitization trusts. For accounting purposes, the transfers of loans to the securitization trusts do not qualify as sales. Accordingly, all the financial activities and related assets and liabilities, including debt, of the securitizations are reflected in the Company's consolidated financial statements and are summarized as supplemental information on the balance sheet.
As of December 31, 2019, the Company owned 98.9 percent of the economic rights of ALLO Communications LLC and has a disproportional 80 percent of the voting rights related to all operating decisions for ALLO's business. See note 1, “Description of Business,” for a description of ALLO, including the primary services offered. In addition to the Company’s original equity investment, Nelnet, Inc. (the parent) contributed additional equity with a yield-based preferred return of future earnings due on the newly contributed equity. The Company will continue to increase its ownership interests as it makes cash contributions to fund ALLO's operating losses and capital expenditures. In addition, ALLO's management, as current minority members, has the opportunity to earn ownership interests based on the financial performance of ALLO. Nelnet, Inc.’s maximum exposure to loss as a result of its involvement with ALLO is equal to its ownership interests investment. All of ALLO’s financial activities and related assets and liabilities are reflected in the Company’s consolidated financial statements. See note 14, “Segment Reporting,” for disclosure of ALLO’s total assets and results of operations (included in the "Communications" operating segment), note 15, "Disaggregated Revenue and Deferred Revenue," for disclosure of ALLO's disaggregated revenue and deferred revenue, note 9, "Goodwill," for disclosure of ALLO's goodwill, and note 10, “Property and Equipment,” for disclosure of ALLO’s fixed assets. ALLO's goodwill and property and equipment comprise the majority of its assets. The assets recognized as a result of consolidating ALLO are the property of ALLO and are not available for any other purpose.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
VIEs - Not consolidated
The Company is not required to consolidate VIEs in which it has determined it is not the primary beneficiary.
The Company makes investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are included in "investments and notes receivable" on the consolidated balance sheets. The carrying value of these investments are reduced by tax credits earned when the solar project is placed in service. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are included in “other liabilities” on the consolidated balance sheet. The Company’s maximum exposure to loss from these unconsolidated VIEs include the investment, unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The tax credit recapture period ratably decreases over five years from when the project is placed in service. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the energy-producing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.
The following table provides a summary of solar investment VIEs that the Company has not consolidated:

	As of December 31,
	2019	2018
Investment carrying amount	$7,562	2,724
Tax credits subject to recapture	67,069	11,345
Unfunded capital and other commitments	14,006	—
Maximum exposure to loss (a)	$88,637	14,069
(a) Amount includes $3.0 million as of December 31, 2019 syndicated to other investors in certain solar projects.
Accounting Standard Adopted in 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification Topic 842, Leases ("ASC Topic 842"). The standard requires the identification of arrangements that should be accounted for as leases by lessees and the disclosure of key information about leasing arrangements. The standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability for all leases with a term longer than twelve months and classify the lease as either operating or financing, with the income statement reflecting lease expense for operating leases and amortization/interest expense for financing leases.
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
The most significant impact of the standard relates to (1) the recognition of new ROU assets and lease liabilities on the Company's consolidated balance sheet; (2) the deconsolidation of assets and liabilities for certain sale-leaseback transactions arising from build-to-suit lease arrangements for which construction was completed and the Company is leasing the constructed assets that did not qualify for sale accounting prior to the adoption of the new standard; and (3) significant new disclosures about the Company’s leasing activities. The build-to-suit lease arrangements have been reassessed as operating leases as of the effective date under ASC Topic 842.
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

		Adjustments from adoption of new lease standard
	Balances at December 31, 2018	ROU assets and lease liabilities	Deconsolidation of sale-leaseback transactions	Balances at January 1, 2019
Assets
Cash and cash equivalents	$121,347	—	(646)	120,701
Investments and notes receivable	249,370	—	(23,134)	226,236
Accounts receivable	59,531	—	(89)	59,442
Property and equipment, net	344,784	—	(16,974)	327,810
Other assets	45,533	32,831	(27)	78,337
Liabilities
Bonds and notes payable	22,218,740	—	(33,182)	22,185,558
Other liabilities	256,092	32,831	(1,611)	287,312
Equity
Noncontrolling interests	10,315	—	(6,077)	4,238
Reclassifications
Certain amounts previously reported within the Company’s consolidated statements of income have been reclassified to conform to the current period presentation. These reclassifications include:
•Reclassifying “gain from debt repurchases” to “other income”; and
•Reclassifying “loan servicing fees to third parties” to “other expenses.”
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
•ALLO Communications LLC - On December 31, 2015, the Company purchased 92.5 percent of the ownership interests in ALLO. On January 1, 2016, the Company sold a 1.0 percent ownership interest in ALLO to a non-related third party. Subsequently, the Company contributed additional equity to increase its ownership interest in ALLO to 98.9 percent. Per ALLO's operating agreement, currently all operating results of ALLO are allocated to the Company.
In addition, the Company has established entities for the purpose of investing in renewable energy (solar) and federal opportunity zone programs in which it has noncontrolling members.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.
Loans Receivable
Loans consist of federally insured student loans, private education loans, and consumer loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2019 and 2018.
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
Allowance for Loan Losses
The allowance for loan losses represents management's estimate of probable losses on loans. The provision for loan losses reflects the activity for the applicable period and provides an allowance at a level that the Company's management believes is appropriate to cover probable losses inherent in the loan portfolio. The Company evaluates the adequacy of the allowance for loan losses using a historical loss rate methodology adjusted for qualitative factors separately on each of its federally insured, private education, and consumer loan portfolios. These evaluation processes are subject to numerous judgments and uncertainties including the selection of loss rates over time and determination of the loss emergence period.
The allowance for the federally insured loan portfolio is based on periodic evaluations of the Company's loan portfolios considering loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, current economic conditions, and other relevant qualitative factors. The federal government guarantees 97 percent of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company's loss exposure on the outstanding balance of the Company's federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.
In determining the appropriate allowance for loan losses on the private education and consumer loans, the Company considers several factors, including: loans in repayment versus those in a nonpaying status, delinquency status, type of program, trends in defaults in the portfolio based on Company and industry data, past experience, current economic conditions, and other relevant qualitative factors. The Company places private education and consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due, and charges off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program. Collections, if any, are reflected as a recovery through the allowance for loan losses.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Management has determined that each of the federally insured, private education, and consumer loan portfolios meet the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Accordingly, the portfolio segment disclosures are presented on this basis in note 3 for each of these portfolios. The Company does not disaggregate its portfolio segment loan portfolios into classes of financing receivables. The Company collectively evaluates loans for impairment and as of December 31, 2019 and 2018, the Company did not have any impaired loans as defined in the Receivables Topic of the FASB Accounting Standards Codification.
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
Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased loan accrued interest was $112.9 million and $181.0 million in 2019 and 2018, respectively. The amount of purchased loan accrued interest in 2017 was not significant.
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
The Company classifies its residual interest in consumer loan securitizations as held-to-maturity beneficial interest investments. The Company measures accretable yield initially as the excess of all cash flows expected to be collected attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment and recognizes interest income over the life of the beneficial interest using the effective interest method. The Company continues to update, over the life of the beneficial interest, the expectation of cash flows to be collected. Beneficial interest investments are evaluated for impairment by comparing the present value of the remaining cash flows as estimated at the initial transaction date (or the last date previously revised) to the present value of the cash flows expected to be collected at the current financial reporting date, both discounted using the same effective rate equal to the current yield used to accrete the beneficial interest.
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
Intangible Assets
The Company uses estimates to determine the fair value of acquired assets to allocate the purchase price to acquired intangible assets. Such estimates are generally based on estimated future cash flows or cost savings associated with particular assets and are discounted to present value using an appropriate discount rate. The estimates of future cash flows associated with intangible assets are generally prepared using a cost savings method, a lost income method, or an excess return method, as appropriate. In utilizing such methods, management must make certain assumptions about the amount and timing of estimated future cash flows and other economic benefits from the assets, the remaining economic useful life of the assets, and general economic factors concerning the selection of an appropriate discount rate. The Company may also use replacement cost or market comparison approaches to estimate fair value if such methods are determined to be more appropriate.
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
Leases
At the inception of an arrangement, the Company determines if the arrangement is, or contains, a lease and records the lease in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available by the lessor. The Company primarily leases dark fiber to support its telecommunications operations and office and data center space. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for these leases is recognized on a straight-line basis over the lease term. All other lease assets (ROU assets) and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company classifies each lease as operating or financing, with the income statement reflecting lease expense for operating leases and amortization/interest expense for financing leases. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, such as ROU assets, property and equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
Revenue Recognition
The Company applies the provisions of ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), to its fee-based operating segments. The majority of the Company’s revenue earned in its Asset Generation and Management operating segment, including loan interest and derivative activity, is explicitly excluded from the scope of ASC Topic 606. The Company recognizes revenue under the core principle of ASC Topic 606 to depict the transfer of control of products and services to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2)

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
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
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs and pre-production contract fulfillment costs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in “other assets” on the consolidated balance sheets.
Additional information related to revenue earned in its Asset Generation and Management operating segment is provided below. See note 15, "Disaggregated Revenue and Deferred Revenue" for additional information related to the Company's fee-based operating segments.
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
The CME legally characterizes variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ exposure rather than collateral against the exposure. For accounting and presentation purposes, the Company considers variation margin and the corresponding derivative instrument as a single unit of account. As such, variation margin payments are considered in determining the fair value of the centrally cleared derivative portfolio. The Company records derivative contracts on its balance sheet with a fair value of zero due to the payment or receipt of variation margin between the Company and the CME settling the outstanding mark-to-market exposure on such derivatives to a balance of zero on a daily basis, and records the underlying daily changes in the market value of such derivative contracts that result in such receipts or payments on its consolidated statements of income as realized derivative market value adjustments in "derivative market value and foreign currency transaction adjustments and derivative settlements, net."
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
Foreign Currency
During 2006, the Company issued Euro-denominated bonds, which were included in “bonds and notes payable” on the consolidated balance sheets. Transaction gains and losses resulting from exchange rate changes when re-measuring these bonds to U.S. dollars at the balance sheet date were included in “derivative market value and foreign currency adjustments and derivative settlements, net” on the consolidated statements of income. The Company entered into a cross-currency interest rate swap in connection with the issuance of the Euro-denominated bonds. On October 25, 2017, the Company completed a remarketing of its Euro notes which reset the principal amount outstanding on the notes to U.S. dollars and the Company terminated the cross-currency interest rate swap.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company uses the deferred method of accounting for its credits related to state tax incentives and investments that generate investment tax credits. The investment tax credits are recognized as a reduction to the related asset.
Income tax expense includes deferred tax expense, which represents a portion of the net change in the deferred tax asset or liability balance during the year, plus any change made in the valuation allowance, and current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts for expected tax deficiencies.
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
3. Loans Receivable and Allowance for Loan Losses
Loans receivable consisted of the following:

	As of December 31,
	2019	2018
Federally insured student loans:
Stafford and other	$4,684,314	4,969,667
Consolidation	15,644,229	17,186,229
Total	20,328,543	22,155,896
Private education loans	244,258	225,975
Consumer loans	225,918	138,627
	20,798,719	22,520,498
Loan discount, net of unamortized loan premiums and deferred origination costs	(35,036)	(53,572)
Non-accretable discount (a)	(32,398)	(29,396)
Allowance for loan losses:
Federally insured loans	(36,763)	(42,310)
Private education loans	(9,597)	(10,838)
Consumer loans	(15,554)	(7,240)
	$20,669,371	22,377,142
(a) At December 31, 2019 and 2018, the non-accretable discount related to purchased loan portfolios of $5.4 billion and $5.7 billion, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
On May 1, 2019 and October 17, 2019, the Company sold $47.7 million (par value) and $179.3 million (par value) of consumer loans, respectively, to an unrelated third party who securitized such loans. The Company recognized a $1.7 million (pre-tax) and $15.6 million (pre-tax) gain, respectively, as part of these transactions. As partial consideration received for the consumer loans sold, the Company received an 11.0 percent and 28.7 percent residual interest, respectively, in the consumer loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheet.
Activity in the Allowance for Loan Losses
The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of loans. Activity in the allowance for loan losses is shown below.

	Balance at beginning of period	Provision for loan losses	Charge-offs	Recoveries	Loan sale and other	Balance at end of period
	Year ended December 31, 2019
Federally insured loans	$42,310	8,000	(13,547)	—	—	36,763
Private education loans	10,838	—	(1,965)	724	—	9,597
Consumer loans	7,240	31,000	(12,498)	812	(11,000)	15,554
	$60,388	39,000	(28,010)	1,536	(11,000)	61,914

	Year ended December 31, 2018
Federally insured loans	$38,706	14,000	(11,396)	—	1,000	42,310
Private education loans	12,629	—	(2,415)	624	—	10,838
Consumer loans	3,255	9,000	(5,056)	41	—	7,240
	$54,590	23,000	(18,867)	665	1,000	60,388

	Year ended December 31, 2017
Federally insured loans	$37,268	13,000	(11,562)	—	—	38,706
Private education loans	14,574	(2,000)	(1,313)	768	600	12,629
Consumer loans	—	3,450	(195)	—	—	3,255
	$51,842	14,450	(13,070)	768	600	54,590

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Student Loan Status and Delinquencies
Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan delinquency amounts.

	As of December 31,
	2019		2018		2017
Federally insured loans:
Loans in-school/grace/deferment (a)	$1,074,678		$1,298,493		$1,260,394
Loans in forbearance (b)	1,339,821		1,430,291		1,774,405
Loans in repayment status:
Loans current	15,410,993	86.0%	16,882,252	86.9%	16,477,004	88.2%
Loans delinquent 31-60 days (c)	650,796	3.6	683,084	3.5	682,586	3.7
Loans delinquent 61-90 days (c)	428,879	2.4	427,764	2.2	374,534	2.0
Loans delinquent 91-120 days (c)	310,851	1.7	283,831	1.5	287,922	1.5
Loans delinquent 121-270 days (c)	812,107	4.5	806,692	4.2	629,480	3.4
Loans delinquent 271 days or greater (c)(d)	300,418	1.8	343,489	1.7	235,281	1.2
Total loans in repayment	17,914,044	100.0%	19,427,112	100.0%	18,686,807	100.0%
Total federally insured loans	$20,328,543		$22,155,896		$21,721,606
Private education loans:
Loans in-school/grace/deferment (a)	$4,493		$4,320		$6,053
Loans in forbearance (b)	3,108		1,494		2,237
Loans in repayment status:
Loans current	227,013	95.9%	208,977	95.0%	196,720	96.5%
Loans delinquent 31-60 days (c)	2,814	1.2	3,626	1.6	1,867	0.9
Loans delinquent 61-90 days (c)	1,694	0.7	1,560	0.7	1,052	0.5
Loans delinquent 91 days or greater (c)	5,136	2.2	5,998	2.7	4,231	2.1
Total loans in repayment	236,657	100.0%	220,161	100.0%	203,870	100.0%
Total private education loans	$244,258		$225,975		$212,160
Consumer loans:
Loans in repayment status:
Loans current	$220,404	97.5%	$136,130	98.2%	$61,344	98.7%
Loans delinquent 31-60 days (c)	2,046	0.9	1,012	0.7	289	0.5
Loans delinquent 61-90 days (c)	1,545	0.7	832	0.6	198	0.3
Loans delinquent 91 days or greater (c)	1,923	0.9	653	0.5	280	0.5
Total loans in repayment	225,918	100.0%	138,627	100.0%	62,111	100.0%
Total consumer loans	$225,918		$138,627		$62,111

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
4. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$18,428,998	1.98% - 3.61%	5/27/25 - 1/25/68
Bonds and notes based on auction	768,626	2.75% - 3.60%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	19,197,624
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	512,836	2.00% - 3.45%	10/25/67 / 11/25/67
FFELP warehouse facilities	778,094	1.98% / 2.07%	5/20/21 / 5/31/22
Consumer loan warehouse facility	116,570	1.99%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	73,308	3.15% / 3.54%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	49,367	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	50,000	3.29%	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.28%	9/15/61
Other borrowings	5,000	3.44%	5/30/22
	20,803,180
Discount on bonds and notes payable and debt issuance costs	(274,126)
Total	$20,529,054

	As of December 31, 2018
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$20,192,123	2.59% - 4.52%	11/25/24 - 2/25/67
Bonds and notes based on auction	793,476	2.84% - 3.55%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	20,985,599
FFELP warehouse facilities	986,886	2.65% / 2.71%	5/20/20 / 5/31/21
Variable-rate bonds and notes issued in private education loan asset-backed securitization	50,720	4.26%	12/26/40
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	63,171	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	310,000	3.92% - 4.01%	6/22/23
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	6.17%	9/15/61
Other borrowings	120,342	3.05% - 5.22%	1/3/19 - 12/15/45
	22,537,099
Discount on bonds and notes payable and debt issuance costs	(318,359)
Total	$22,218,740

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
As of December 31, 2019, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-II	Total
Maximum financing amount	$550,000	500,000	1,050,000
Amount outstanding	489,303	288,791	778,094
Amount available	$60,697	211,209	271,906
Expiration of liquidity provisions	May 20, 2020	May 31, 2020
Final maturity date	May 20, 2021	May 31, 2022
Advanced as equity support	$21,670	20,882	42,552
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Asset-backed securitizations
The following tables summarize the asset-backed securitization transactions completed in 2019 and 2018.

	Securitizations completed during the year ended December 31, 2019
	2019-1			2019-2	Private education loan 2019-A	2019-3	2019-4	2019-5	2019-6	2019-7			Total
	Class A-1 Notes	Class A-2 Notes	2019-1 total							Class A-1 Notes	Class A-2 Notes	2019-7 total
Date securities issued	2/27/19	2/27/19	2/27/19	4/30/19	6/25/19	7/24/19	8/22/19	9/25/19	10/30/19	12/19/19	12/19/19	12/19/19
Total original principal amount	$35,700	448,000	496,800	416,100	47,159	498,300	418,600	374,500	145,200	210,300	200,000	420,800	2,817,459

Class A senior notes:
Total principal amount	$35,700	448,000	483,700	405,000	47,159	485,800	408,000	364,500	140,200	210,300	200,000	410,300	2,744,659
Bond discount	—	—	—	—	—	—	—	(114)	(26)	—	—	—	(140)
Issue price	$35,700	448,000	483,700	405,000	47,159	485,800	408,000	364,386	140,174	210,300	200,000	410,300	2,744,519
Cost of funds	1-month LIBOR plus 0.30%	1-month LIBOR plus 0.75%		1-month LIBOR plus 0.90%	Prime rate less 1.60%	1-month LIBOR plus 0.80%	1-month LIBOR plus 0.87%	2.53%	2.46%	1-month LIBOR plus 0.50%	1-month LIBOR plus 1.00%
Final maturity date	4/25/67	4/25/67		6/27/67	6/25/49	8/25/67	9/26/67	10/25/67	11/25/67	1/25/68	1/25/68
Class B subordinated notes:
Total principal amount			$13,100	11,100		12,500	10,600	10,000	5,000			10,500	72,800
Bond discount			—	—		—	—	(4)	(913)			—	(917)
Issue price			$13,100	11,100		12,500	10,600	9,996	4,087			10,500	71,883
Cost of funds			1-month LIBOR plus 1.40%	1-month LIBOR plus 1.50%		1-month LIBOR plus 1.55%	1-month LIBOR plus 1.65%	3.45%	2.00%			1-month LIBOR plus 1.75%
Final maturity date			4/25/67	6/27/67		8/25/67	9/26/67	10/25/67	11/25/67			1/25/68

During 2019, the Company extinguished $1.05 billion of notes payable included in certain FFELP asset-backed securitizations prior to the notes’ contractual maturities. To extinguish the notes, the Company paid premiums of $14.0 million and wrote off $2.7 million of debt issuance costs. In total, the Company recognized $16.7 million (pre-tax) in expenses to extinguish these notes, which is included in “other expenses” on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Securitizations completed during the year ended December 31, 2018
	2018-1			2018-2	2018-3				2018-4			2018-5	Total
	Class A-1 Notes	Class A-2 Notes	2018-1 total		Class A-1 Notes	Class A-2 Notes	Class A-3 Notes	2018-3 total	Class A-1 Notes	Class A-2 Notes	2018-4 total
Date securities issued	3/29/18	3/29/18	3/29/18	6/7/18	7/26/18	7/26/18	7/26/18	7/26/18	8/30/18	8/30/18	8/30/18	12/13/18
Total original principal amount	$98,000	375,750	473,750	509,800	220,000	546,900	220,000	1,001,900	30,500	451,900	495,700	511,500	2,992,650

Class A senior notes:
Total principal amount	$98,000	375,750	473,750	509,800	220,000	546,900	220,000	986,900	30,500	451,900	482,400	498,000	2,950,850
Cost of funds (1-month LIBOR plus:)	0.32%	0.76%		0.65%	0.30%	0.44%	0.75%		0.26%	0.70%		0.68%
Final maturity date	5/25/66	5/25/66		7/26/66	9/27/66	9/27/66	9/27/66		10/25/66	10/25/66		2/25/67

Class B subordinated notes:
Total original principal amount								$15,000			13,300	13,500	41,800
Bond discount								(229)			—	—	(229)
Issue price								$14,771			13,300	13,500	41,571
Cost of funds (1-month LIBOR plus:)								1.20%			1.40%	1.45%
Final maturity date								9/27/66			10/25/66	2/25/67

Auction Rate Securities
The interest rates on certain of the Company's FFELP asset-backed securities were set and provide for interest rates to be periodically reset via a "dutch auction" ("Auction Rate Securities"). As of December 31, 2019, the Company is currently the sponsor on $768.6 million of Auction Rate Securities. Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
Consumer Loan Warehouse Facility
During 2019, the Company obtained a consumer loan warehouse facility that has an aggregate maximum financing amount available of $200.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of December 31, 2019, $116.6 million was outstanding under this warehouse facility and $83.4 million was available for future funding. Additionally, as of December 31, 2019, the Company had $41.3 million advanced as equity support under this facility.
Unsecured Line of Credit
The Company has a $455.0 million unsecured line of credit that has a maturity date of December 16, 2024. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. As of December 31, 2019, $50.0 million was outstanding on the line of credit and $405.0 million was available for future use. Interest on amounts borrowed under the line of credit is payable, at the Company's election, at an alternate base rate or a Eurodollar rate, plus a variable rate (LIBOR), in each case as defined in the credit agreement. The initial margin applicable to Eurodollar borrowings is 150 basis points and may vary from 100 to 200 basis points depending on the Company's credit rating.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include, among others, maintaining:
•A minimum consolidated net worth
•A minimum recourse indebtedness to adjusted EBITDA (over the last four rolling quarters)
•A limitation on recourse indebtedness
•A limitation on the amount of unsecuritized private education and consumer loans in the Company’s portfolio

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
•A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business
As of December 31, 2019, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.
The Company's operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company's ratings have modest implications on the pricing level at which the Company obtains funds.
A default on the Company's other debt facilities would result in an event of default on the Company's unsecured line of credit that would result in the outstanding balance on the line of credit becoming immediately due and payable.
Junior Subordinated Hybrid Securities
On September 27, 2006, the Company issued $200.0 million aggregate principal amount of Junior Subordinated Hybrid Securities ("Hybrid Securities"). The Hybrid Securities are unsecured obligations of the Company. The interest rate on the Hybrid Securities through September 29, 2036 ("the scheduled maturity date") is equal to three-month LIBOR plus 3.375%, payable quarterly, which was 5.28% at December 31, 2019. The principal amount of the Hybrid Securities will become due on the scheduled maturity date only to the extent that prior to such date the Company has received proceeds from the sale of certain qualifying capital securities (as defined in the Hybrid Securities' indenture). If any amount is not paid on the scheduled maturity date, it will remain outstanding and bear interest at a floating rate as defined in the indenture, payable monthly. On September 15, 2061, the Company must pay any remaining principal and interest on the Hybrid Securities in full whether or not the Company has sold qualifying capital securities. At the Company's option, the Hybrid Securities are redeemable in whole or in part at their principal amount plus accrued and unpaid interest.
Other Borrowings
During 2017, the Company entered into a repurchase agreement, the proceeds of which are collateralized by FFELP asset-backed security investments. Included in "other borrowings" as of December 31, 2018 was $41.4 million, subject to this repurchase agreement.
During 2018, the Company entered into a repurchase agreement, the proceeds of which were collateralized by private education loans. On June 25, 2019, the Company terminated this repurchase agreement. Included in "other borrowings" as of December 31, 2018 was $45.0 million subject to this repurchase agreement.
On May 30, 2019, the Company entered into a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022 and an interest rate of one-month LIBOR plus 1.75%. As of December 31, 2019, $5.0 million was outstanding under this line of credit and $17.0 million was available for future use. The line of credit is secured by several Company-owned properties.
The Company had other notes payable included in its consolidated financial statements which were issued by partnerships for certain real estate development projects in Lincoln, Nebraska. Although the Company’s ownership interests in these partnerships are 50 percent or less, because the Company was the developer of and is a current tenant in the associated buildings, the operating results of these partnerships were included in the Company’s consolidated financial statements. On January 1, 2019, the Company adopted a new accounting standard for leases (see note 2). As a result of the adoption of this new standard, these real estate entities were deconsolidated, including $33.9 million of related debt. Prior to January 1, 2019, this debt was included in "other borrowings."
Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2019.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Maturity Schedule
Bonds and notes outstanding as of December 31, 2019 are due in varying amounts as shown below.

2020	$—
2021	489,303
2022	410,361
2023	—
2024	50,000
2025 and thereafter	19,853,516
$20,803,180

Generally, the Company's secured financing instruments can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain lending subsidiaries.
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt in 2018 and 2017. There were no debt repurchases in 2019. Gains (losses) recorded by the Company from the repurchase of debt are included in "other income" on the Company’s consolidated statements of income.

	Par value	Purchase price	Gain (loss)	Par value	Purchase price	Gain (loss)
	Year ended December 31,
	2018			2017
Unsecured debt - Hybrid Securities	$—	—	—	29,803	25,357	4,446
Asset-backed securities	12,905	12,546	359	154,407	155,951	(1,544)
	$12,905	12,546	359	184,210	181,308	2,902

5. Derivative Financial Instruments
The Company uses derivative financial instruments primarily to manage interest rate risk. In addition, the Company previously used derivative financial instruments to manage foreign currency exchange risk associated with student loan asset-backed notes that were denominated in Euros prior to a remarketing of such notes in October 2017. The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company's assets do not match the interest rate characteristics of the funding for those assets. The Company periodically reviews the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company's outlook as to current and future market conditions. Based on those factors, the Company uses derivative instruments as part of its overall risk management strategy. Derivative instruments used as part of the Company's interest rate risk management strategy are discussed below.
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
As of December 31, 2019, the Company had $18.9 billion, $0.8 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $7.5 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $11.0 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.

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
The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2019	2018
Maturity	Notional amount	Notional amount
2019	$—	3,500,000
2020	1,000,000	1,000,000
2021	250,000	250,000
2022 (a)	2,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	250,000
2026	1,150,000	1,150,000
2027	250,000	375,000
2028	—	325,000
2029	—	100,000
2031	—	300,000
	$7,150,000	10,000,000
(a) $750 million of the notional amount of these derivatives have forward effective start dates of May 2020.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2019 and 2018, was one-month LIBOR plus 9.7 basis points and 9.4 basis points, respectively.
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
As of December 31, 2019 and 2018, the Company had $3.3 billion and $2.6 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income, of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 3.72% and 4.24%, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2019		As of December 31, 2018
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2019	$—	—%	$3,250,000	0.97%
2020	1,500,000	1.01	1,500,000	1.01
2021	600,000	2.15	100,000	2.95
2022 (b)	250,000	1.65	—	—
2023	150,000	2.25	400,000	2.24
2024	—	—	300,000	2.28
2027	—	—	25,000	2.35
	$2,500,000	1.42%	$5,575,000	1.18%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) These derivatives have forward effective start dates in June 2021.
Interest Rate Swap Options – Floor Income Hedges
During 2014 and 2018, the Company paid $9.1 million and $4.6 million, respectively for interest rate swap options to economically hedge loans earning fixed rate floor income. The interest rate swap options gave the Company the right, but not the obligation, to enter into interest rate swaps during the third quarter of 2019 in which the Company would pay a weighted average fixed amount of 3.21 percent and receive discrete one-month or three-month LIBOR through 2024. The Company did not exercise its rights on these options, and such swap options expired.
Interest Rate Caps
In June 2015 and June 2019, the Company paid $2.9 million and $0.3 million, respectively, for interest rate cap contracts to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. In the event that the one-month LIBOR or three-month LIBOR rate rises above the applicable strike rate, the Company will receive monthly payments related to the spread difference. The following table summarizes these derivative instruments as of December 31, 2019.

Notional Amount	Strike rate	Maturity date
$125,000	2.50% (1-month LIBOR)	July 15, 2020
150,000	4.99 (1-month LIBOR)	July 15, 2020
500,000	2.25 (3-month LIBOR)	September 25, 2020
Interest Rate Swaps - Unsecured Debt Hedges
The Company has unsecured debt (Hybrid Securities) outstanding in which it pays interest at three-month LIBOR plus 3.375%. The Company had $25.0 million (notional amount) of derivative financial instruments that were used to effectively convert the variable interest rate on a designated notional amount of this debt to a fixed rate. These derivatives were terminated during the fourth quarter of 2018.
Derivative Terminations
During the year ended December 31, 2019, the Company terminated certain derivatives for net payments of $12.5 million, including payments of $14.4 million on the termination of floor income hedges, proceeds of $1.4 million on the termination of other hedges, and proceeds of $0.5 million on the termination of 1:3 basis swaps. During the year ended December 31, 2018, the Company terminated certain derivatives for net proceeds of $10.3 million, including proceeds of $14.2 million on the termination of floor income hedges, and payments of $3.9 million on the termination of hybrid debt hedges. During the year ended December 31, 2017, the Company terminated certain derivatives for net payments of $30.4 million, including proceeds of $2.1 million and $0.9 million on the termination of 1:3 basis swaps and interest rate caps, respectively, and payments of $33.4 million on the termination of its cross-currency interest rate swap.

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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of	As of	As of	As of
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest rate swap options - floor income hedges	$—	1,465	—	—
Interest rate caps	—	353	—	—
Total	$—	1,818	—	—
Income Statement Impact
The following table summarizes the components of "derivative market value and foreign currency transaction adjustments and derivative settlements, net" included in the consolidated statements of income.

	Year ended December 31,
	2019	2018	2017
Settlements:
1:3 basis swaps	$5,214	5,577	(3,069)
Interest rate swaps - floor income hedges	40,192	64,901	10,838
Interest rate swaps - hybrid debt hedges	—	(407)	(781)
Cross-currency interest rate swap	—	—	(6,321)
Total settlements - income	45,406	70,071	667
Change in fair value:
1:3 basis swaps	1,515	12,573	(8,224)
Interest rate swaps - floor income hedges	(77,027)	(10,962)	3,585
Interest rate swap options - floor income hedges	(1,465)	(3,848)	(2,433)
Interest rate caps	(628)	78	(893)
Interest rate swaps - hybrid debt hedges	—	3,173	279
Cross-currency interest rate swap	—	—	34,208
Other	1,410	—	(143)
Total change in fair value - (expense) income	(76,195)	1,014	26,379
Re-measurement of Euro Notes (foreign currency transaction adjustment)	—	—	(45,600)
Derivative market value and foreign currency transaction adjustments and derivative settlements, net - (expense) income	$(30,789)	71,085	(18,554)
Derivative Instruments - Credit and Market Risk
For non-centrally cleared derivatives, the Company is exposed to credit risk. However, the majority of the Company's derivatives currently outstanding and anticipated to be executed in future periods are and will be executed and cleared at a regulated clearinghouse, thus, significantly reducing counterparty credit risk associated with the Company's derivative portfolio.
Interest rate movements have an impact on the amount of collateral the Company is required to deposit with its derivative instrument counterparties and variation margin payments to its third-party clearinghouse. The Company attempts to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company's derivative portfolio and hedging strategy is reviewed periodically by its internal risk committee and board of directors' Risk and Finance Committee. With the Company's current derivative portfolio, the Company does

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
not currently anticipate any movement in interest rates having a material impact on its liquidity or capital resources, nor expects future movements in interest rates to have a material impact on its ability to meet potential collateral deposits with its counterparties and/or make variation margin payments to its third-party clearinghouse. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited. In addition, the historical high correlation between one-month and three-month LIBOR limits the Company's exposure to interest rate movements on the 1:3 Basis Swaps.
6. Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of December 31, 2019				As of December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$48,790	3,911	—	52,701	47,931	5,109	—	53,040
Equity securities	9,622	4,561	(1,283)	12,900	12,909	5,145	(407)	17,647
Total investments (at fair value)	$58,412	8,472	(1,283)	65,601	60,840	10,254	(407)	70,687

Other Investments and Notes Receivable (not measured at fair value):
Venture capital and funds:
Measurement alternative (b)				72,760				70,939
Equity method				15,379				16,191
Other				1,175				900
Total venture capital and funds				89,314				88,030
Real estate:
Equity method				44,159				29,483
Other				867				34,211
Total real estate				45,026				63,694
Solar:
Equity method				7,562				2,724

Beneficial interest in consumer loan securitizations (c)				33,187				—
Tax liens and affordable housing				6,283				7,862
Notes receivable				—				16,373
Total investments and notes receivable (not measured at fair value)				181,372				178,683
Total investments and notes receivable				$246,973				249,370
(a)  As of December 31, 2019, the stated maturities of substantially all of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years.
(b) During 2018, the Company recorded upward adjustments of $7.2 million (pre-tax) on these investments, which are included in "other income" in the consolidated statements of income. The upward adjustments were made as a result of observable price changes. The Company also recorded $0.8 million (pre-tax) in impairments in 2018 on these investments.
(c) The Company's current expectation of cash flows from the beneficial interest in consumer loan securitizations is approximately three years.

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
As part of the acquisition, the Company acquired the remaining 50 percent ownership in GreatNet Solutions, LLC ("GreatNet"), a joint venture formed prior to the acquisition between Nelnet Servicing, a subsidiary of the Company, and Great Lakes. Prior to the acquisition of the remaining 50 percent of GreatNet, the Company consolidated the operating results of GreatNet, as the Company was deemed to have control over the joint venture. The proportionate share of membership interest (equity) and net loss of GreatNet that was attributable to Great Lakes was reflected as a noncontrolling interest in the Company's consolidated financial statements. The Company recognized a $19.1 million reduction to consolidated shareholders' equity as a result of acquiring Great Lakes' 50 percent ownership in GreatNet. This transaction resulted in a $5.7 million decrease in noncontrolling interests and a $13.4 million decrease in retained earnings.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
8. Intangible Assets
Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2019 (months)	As of December 31,
		2019	2018
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $60,553 and $33,968, respectively)	80	$71,900	98,484
Trade names (net of accumulated amortization of $2,792 and $5,825, respectively)	96	7,478	10,868
Computer software (net of accumulated amortization of $3,233 and $15,420, respectively)	14	2,154	4,938
Total - amortizable intangible assets, net	80	$81,532	114,290

The Company recorded amortization expense on its intangible assets of $32.8 million, $30.2 million, and $9.4 million during the years ended December 31, 2019, 2018, and 2017, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2019, the Company estimates it will record amortization expense as follows:

2020	$29,515
2021	18,761
2022	7,172
2023	6,925
2024	6,511
2025 and thereafter	12,648
$81,532

9. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management (a)	Corporate and Other Activities	Total
Balance as of December 31, 2017	$8,596	67,168	21,112	41,883	—	138,759
Goodwill acquired	15,043	3,110	—	—	—	18,153
Balance as of December 31, 2018 and 2019	$23,639	70,278	21,112	41,883	—	156,912

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
For the 2019 and 2018 annual reviews of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform further impairment testing and concluded there was no impairment of goodwill.
In 2017, due to the sale of a reporting unit at the Corporate segment, the Company recognized an impairment expense of $3.6 million (pre-tax) which is included in "other expenses" in the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
10. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2019	2018
Non-communications:
Computer equipment and software	1-5 years	$160,319	137,705
Building and building improvements	5-48 years	37,904	50,138
Office furniture and equipment	1-10 years	21,245	22,796
Leasehold improvements	1-15 years	9,517	9,327
Transportation equipment	5-10 years	5,049	5,123
Land	—	1,400	3,328
Construction in progress	—	13,738	3,578
		249,172	231,995
Accumulated depreciation - non-communications		(142,270)	(123,003)
Non-communications, net property and equipment		106,902	108,992

Communications:
Network plant and fiber	4-15 years	254,560	215,787
Customer located property	2-4 years	27,011	21,234
Central office	5-15 years	17,672	15,688
Transportation equipment	4-10 years	6,611	6,580
Computer equipment and software	1-5 years	5,574	4,943
Other	1-39 years	3,702	3,219
Land	—	70	70
Construction in progress	—	54	6,344
		315,254	273,865
Accumulated depreciation - communications		(73,897)	(38,073)
Communications, net property and equipment		241,357	235,792
Total property and equipment, net		$348,259	344,784

The Company recorded depreciation expense on its property and equipment of $72.3 million, $56.7 million, and $30.2 million during the years ended December 31, 2019, 2018, and 2017, respectively.
Impairment charges
As part of integrating technology and becoming more efficient and effective in meeting borrower needs, the Company continues to evaluate the best use of its servicing systems on a post-Great Lakes acquisition basis. As a result of this evaluation, in 2018, the Company recorded an impairment charge of $3.9 million (pre-tax) within its Loan Servicing and Systems operating segment related to certain external software development costs that were previously capitalized.
On October 16, 2018, the Company terminated its investment in a proprietary payment processing platform. This decision was made as a result of decreases in price and advancements of technology by established processors in the industry. As a result of this decision, in 2018, the Company recorded an impairment charge of $7.8 million (pre-tax) within its Education Technology, Services, and Payment Processing operating segment. The charge primarily represents computer equipment and external software development costs related to the payment processing platform.
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
Stock Repurchases
The Company has a stock repurchase program that expires on May 7, 2022 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2019, 4.8 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2019, 2018, and 2017 are shown in the table below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2019	726,273	$40,411	$55.64
Year ended December 31, 2018	868,147	45,331	52.22
Year ended December 31, 2017	1,473,054	68,896	46.77

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

	Year ended December 31,
	2019			2018			2017
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$139,946	1,857	141,803	225,170	2,743	227,913	171,442	1,724	173,166

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,523,082	524,320	40,047,402	40,416,719	492,303	40,909,022	41,375,964	415,977	41,791,941
Earnings per share - basic and diluted	$3.54	3.54	3.54	5.57	5.57	5.57	4.14	4.14	4.14

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2019, a cumulative amount of 193,411 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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
As of December 31, 2019, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $20.1 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $15.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $6.4 million prior to December 31, 2020 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $6.4 million decrease, $5.1 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2019	2018
Gross balance - beginning of year	$23,445	28,421
Additions based on tax positions of prior years	651	1,405
Additions based on tax positions related to the current year	1,339	2,044
Settlements with taxing authorities	(1,810)	(915)
Reductions for tax positions of prior years	(380)	(5,109)
Reductions due to lapse of applicable statutes of limitations	(3,097)	(2,401)
Gross balance - end of year	$20,148	23,445

All the reductions shown in the table above that are due to prior year tax positions, settlements, and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2019 and 2018, $5.0 million and $4.9 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $0.1 million, $0.4 million, and $0.8 million related to uncertain tax positions for the years ended December 31, 2019, 2018, and 2017, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2019, 2018, and 2017. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2016. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2010. As of December 31, 2019, the Company has tax uncertainties that remain unsettled in the jurisdiction of California (2010 through 2015).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The provision for income taxes consists of the following components:

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$38,931	45,822	65,196
State	3,546	1,969	1,246
Foreign	239	(2)	(35)
Total current provision	42,716	47,789	66,407

Deferred:
Federal	(4,280)	11,783	(8,270)
State	(2,922)	(883)	6,618
Foreign	(63)	81	108
Total deferred provision	(7,265)	10,981	(1,544)
Provision for income tax expense	$35,451	58,770	64,863

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2019	2018	2017
Tax expense at federal rate	21.0%	21.0%	35.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.5	2.4	1.6
Tax credits	(3.0)	(1.9)	(1.3)
Provision for uncertain federal and state tax matters	(0.7)	(1.0)	—
Reduction of statutory federal rate (a)	—	—	(8.0)
Other	0.2	—	—
Effective tax rate	20.0%	20.5%	27.3%

(a) The Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, changed existing United States tax law and included numerous provisions that affect businesses, including the Company. The Tax Act, for instance, introduced changes that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits.
The Company accounted for the change in tax laws in accordance with ASC Topic 740 that provides guidance that a change in tax law or rates be recognized in the financial reporting period that includes the enactment date, which is the date the changes were signed into law. The income tax accounting effect of a change in tax laws or tax rates includes, for example, adjusting (or re-measuring) deferred tax liabilities and deferred tax assets, as well as evaluating whether a valuation allowance is needed for deferred tax assets. The Company re-measured its deferred tax liabilities and deferred tax assets as of December 22, 2017 which resulted in a decrease to income tax expense of $19.3 million. The Company determined no valuation allowance was needed for any deferred tax assets as a result of the Tax Act.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$18,037	16,633
Student loans	15,479	15,054
Tax credit carryforwards	9,394	—
Lease liability	5,891	—
Accrued expenses	4,112	3,254
Stock compensation	2,167	2,041
Securitizations	1,261	2,014
State net operating losses	551	528
Total gross deferred tax assets	56,892	39,524
Less valuation allowance	(548)	(527)
Net deferred tax assets	56,344	38,997
Deferred tax liabilities:
Partnership basis	56,741	47,488
Depreciation	11,489	9,469
Lease right of use asset	5,684	—
Intangible assets	5,399	9,903
Loan origination services	4,647	6,243
Debt and equity investments	3,775	1,363
Basis in certain derivative contracts	2,730	22,042
Other	1,003	1,172
Total gross deferred tax liabilities	91,468	97,680
Net deferred tax asset (liability)	$(35,124)	(58,683)

The Company has performed an evaluation of the recoverability of deferred tax assets. In assessing the realizability of the Company's deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or eligible for utilization of a tax credit carryforward. Management considers the scheduled reversals of deferred tax liabilities, projected taxable income, carry back opportunities, and tax planning strategies in making the assessment of the amount of the valuation allowance. With the exception of a portion of the Company's state net operating losses, it is management's opinion that it is more likely than not that the deferred tax assets will be realized and should not be reduced by a valuation allowance. The amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
As of December 31, 2019 and 2018, the Company had a current income tax receivable of $27.3 million and $6.4 million, respectively, that is included in "other assets" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
14. Segment Reporting
The Company has four reportable operating segments. The Company's reportable operating segments include:
• Loan Servicing and Systems
• Education Technology, Services, and Payment Processing
• Communications
• Asset Generation and Management
The Company earns fee-based revenue through its Loan Servicing and Systems; Education Technology, Services, and Payment Processing; and Communications operating segments. In addition, the Company earns interest income on its loan portfolio in its Asset Generation and Management operating segment.
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
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities includes the following items:
•Income earned on certain investment activities, including real estate and renewable energy (solar)
•Interest expense incurred on unsecured debt transactions
•Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisor subsidiary
Corporate and Other Activities also includes certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.
Segment Results
The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$2,031	9,244	3	931,963	9,232	(3,796)	948,677
Interest expense	115	46	—	693,375	9,587	(3,796)	699,327
Net interest income (expense)	1,916	9,198	3	238,588	(355)	—	249,350
Less provision for loan losses	—	—	—	39,000	—	—	39,000
Net interest income (loss) after provision for loan losses	1,916	9,198	3	199,588	(355)	—	210,350
Other income:
Loan servicing and systems revenue	455,255	—	—	—	—	—	455,255
Intersegment servicing revenue	46,751	—	—	—	—	(46,751)	—
Education technology, services, and payment processing revenue	—	277,331	—	—	—	—	277,331
Communications revenue	—	—	64,269	—	—	—	64,269
Other income	9,736	259	1,509	30,349	23,327	—	65,179
Derivative settlements, net	—	—	—	45,406	—	—	45,406
Derivative market value and foreign currency transactions adjustments, net	—	—	—	(76,195)	—	—	(76,195)
Total other income	511,742	277,590	65,778	(440)	23,327	(46,751)	831,245
Cost of services:
Cost to provide education technology, services, and payment processing services	—	81,603	—	—	—	—	81,603
Cost to provide communications services	—	—	20,423	—	—	—	20,423
Total cost of services	—	81,603	20,423	—	—	—	102,026
Operating expenses:
Salaries and benefits	276,136	94,666	21,004	1,545	70,152	—	463,503
Depreciation and amortization	34,755	12,820	37,173	—	20,300	—	105,049
Other expenses	71,064	22,027	15,165	34,445	51,571	—	194,272
Intersegment expenses, net	54,325	13,405	2,962	47,362	(71,303)	(46,751)	—
Total operating expenses	436,280	142,918	76,304	83,352	70,720	(46,751)	762,824
Income (loss) before income taxes	77,378	62,267	(30,946)	115,796	(47,748)	—	176,745
Income tax (expense) benefit	(18,571)	(14,944)	7,427	(27,792)	18,428	—	(35,451)
Net income (loss)	58,807	47,323	(23,519)	88,004	(29,320)	—	141,294
Net loss (income) attributable to noncontrolling interests	—	—	—	—	509	—	509
Net income (loss) attributable to Nelnet, Inc.	$58,807	47,323	(23,519)	88,004	(28,811)	—	141,803

Total assets as of December 31, 2019	$290,311	506,382	303,347	22,128,917	627,897	(147,884)	23,708,970

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,351	4,453	4	911,502	19,944	(12,989)	924,266
Interest expense	—	9	9,987	662,360	10,540	(12,989)	669,906
Net interest income (expense)	1,351	4,444	(9,983)	249,142	9,404	—	254,360
Less provision for loan losses	—	—	—	23,000	—	—	23,000
Net interest income (loss) after provision for loan losses	1,351	4,444	(9,983)	226,142	9,404	—	231,360
Other income:
Loan servicing and systems revenue	440,027	—	—	—	—	—	440,027
Intersegment servicing revenue	47,082	—	—	—	—	(47,082)	—
Education technology, services, and payment processing revenue	—	221,962	—	—	—	—	221,962
Communications revenue	—	—	44,653	—	—	—	44,653
Other income	7,284	—	1,075	12,723	33,724	—	54,805
Derivative settlements, net	—	—	—	70,478	(407)	—	70,071
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(2,159)	3,173	—	1,014
Total other income	494,393	221,962	45,728	81,042	36,490	(47,082)	832,532
Cost of services:
Cost to provide education technology, services, and payment processing services	—	59,566	—	—	—	—	59,566
Cost to provide communications revenue	—	—	16,926	—	—	—	16,926
Total cost of services	—	59,566	16,926	—	—	—	76,492
Operating expenses:
Salaries and benefits	267,458	81,080	18,779	1,526	67,336	—	436,179
Depreciation and amortization	32,074	13,484	23,377	—	17,960	—	86,896
Other expenses	67,336	28,137	11,900	15,961	54,697	—	178,031
Intersegment expenses, net	59,042	10,681	2,578	47,870	(73,088)	(47,082)	—
Total operating expenses	425,910	133,382	56,634	65,357	66,905	(47,082)	701,106
Income (loss) before income taxes	69,834	33,458	(37,815)	241,827	(21,011)	—	286,294
Income tax (expense) benefit	(16,954)	(8,030)	9,075	(58,038)	15,177	—	(58,770)
Net income (loss)	52,880	25,428	(28,740)	183,789	(5,834)	—	227,524
Net loss (income) attributable to noncontrolling interests	808	—	—	—	(419)	—	389
Net income (loss) attributable to Nelnet, Inc.	$53,688	25,428	(28,740)	183,789	(6,253)	—	227,913

Total assets as of December 31, 2018	$226,445	471,719	286,816	23,806,321	563,841	(134,174)	25,220,968

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2017
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$513	17	3	764,225	13,643	(7,976)	770,426
Interest expense	3	—	5,427	464,256	3,477	(7,976)	465,188
Net interest income (expense)	510	17	(5,424)	299,969	10,166	—	305,238
Less provision for loan losses	—	—	—	14,450	—	—	14,450
Net interest income (loss) after provision for loan losses	510	17	(5,424)	285,519	10,166	—	290,788
Other income:
Loan servicing and systems revenue	223,000	—	—	—	—	—	223,000
Intersegment servicing revenue	41,674	—	—	—	—	(41,674)	—
Education technology, services, and payment processing revenue	—	193,188	—	—	—	—	193,188
Communications revenue	—	—	25,700	—	—	—	25,700
Other income	—	—	—	11,857	43,871	—	55,728
Derivative settlements, net	—	—	—	1,448	(781)	—	667
Derivative market value and foreign currency transaction adjustments, net	—	—	—	(19,357)	136	—	(19,221)
Total other income	264,674	193,188	25,700	(6,052)	43,226	(41,674)	479,062
Cost of services:
Cost to provide education technology, services, and payment processing services	—	48,678	—	—	—	—	48,678
Cost to provide communications services	—	—	9,950	—	—	—	9,950
Total cost of services	—	48,678	9,950	—	—	—	58,628
Operating expenses:
Salaries and benefits	156,256	69,500	14,947	1,548	59,633	—	301,885
Depreciation and amortization	2,864	9,424	11,835	—	15,418	—	39,541
Other expenses	39,126	17,897	8,074	26,634	51,381	—	143,112
Intersegment expenses, net	31,871	9,079	2,101	42,830	(44,208)	(41,674)	—
Total operating expenses	230,117	105,900	36,957	71,012	82,224	(41,674)	484,538
Income (loss) before income taxes	35,067	38,627	(26,631)	208,455	(28,832)	—	226,684
Income tax (expense) benefit	(18,128)	(14,678)	10,120	(79,213)	37,036	—	(64,863)
Net income (loss)	16,939	23,949	(16,511)	129,242	8,204	—	161,821
Net loss (income) attributable to noncontrolling interests	12,640	—	—	—	(1,295)	—	11,345
Net income (loss) attributable to Nelnet, Inc.	$29,579	23,949	(16,511)	129,242	6,909	—	173,166

Total assets as of December 31, 2017	$122,330	250,351	214,336	22,910,974	877,859	(411,415)	23,964,435

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
15. Disaggregated Revenue and Deferred Revenue
The following provides additional revenue recognition information for the Company’s fee-based reportable operating segments.
Loan Servicing and Systems Revenue
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
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2019	2018	2017
Government servicing - Nelnet	$157,991	157,091	155,829
Government servicing - Great Lakes	185,656	168,298	—
Private education and consumer loan servicing	36,788	41,474	28,060
FFELP servicing	25,043	31,542	15,542
Software services	41,077	32,929	17,782
Outsourced services and other	8,700	8,693	5,787
Loan servicing and systems revenue	$455,255	440,027	223,000
Education Technology, Services, and Payment Processing Revenue
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
•Education technology and services - Education technology and services consideration is determined from individual contracts with customers and is based on the services selected by the customer. Services in K-12 private and faith based schools primarily includes (i) assistance with financial needs assessment, (ii) school information system software that automates administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. Services provided to the higher education market include payment technology and processing that allow for electronic billing and payment of campus charges. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits.
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2019	2018	2017
Tuition payment plan services	$106,682	85,381	76,753
Payment processing	110,848	84,289	71,652
Education technology and services	58,578	51,155	44,539
Other	1,223	1,137	244
Education technology, services, and payment processing revenue	$277,331	221,962	193,188
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table provides disaggregated revenue by service offering and customer type:

	Year ended December 31,
	2019	2018	2017
Internet	$38,239	24,069	11,976
Television	16,196	12,949	8,018
Telephone	9,705	7,546	5,603
Other	129	89	103
Communications revenue	$64,269	44,653	25,700

Residential revenue	$48,344	33,434	17,696
Business revenue	15,689	10,976	7,744
Other	236	243	260
Communications revenue	$64,269	44,653	25,700
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
Other Income
The following table provides the components of "other income" on the consolidated statements of income:

	Year ended December 31,
	2019	2018	2017
Gain on sale of loans	$17,261	—	—
Borrower late fee income	12,884	12,302	11,604
Management fee revenue	8,838	6,497	—
Gain on investments and notes receivable, net of losses	6,136	9,579	939
Investment advisory services	2,941	6,009	12,723
Peterson's revenue	—	—	12,572
Other	17,119	20,418	17,890
Other income	$65,179	54,805	55,728

•Borrower late fee income - Late fee income is earned by the education lending subsidiaries. Revenue is allocated to the distinct service period, based on when each transaction is completed.
•Management fee revenue - Management fee revenue is earned for providing administrative support and marketing services provided primarily to Great Lakes' former parent company. Revenue is allocated to the distinct service period, based on when each transaction is completed.
•Investment advisory fees - Investment advisory services are provided by WRCM, the Company's SEC-registered investment advisor subsidiary, under various arrangements. The Company earns monthly fees based on the monthly outstanding balance of investments and certain performance measures, which are recognized monthly as the uncertainty of the transaction price is resolved.
•Peterson's revenue - The Company earned revenue related to educational digital marketing and content solution products and services under the brand name Peterson's. On December 31, 2017, the Company sold Peterson's.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education, Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
Balance as of December 31, 2016	$6,105	24,708	963	1,365	33,141
Deferral of revenue	3,406	73,445	15,217	2,721	94,789
Recognition of revenue	(4,543)	(73,989)	(14,515)	(2,607)	(95,654)
Balance as of December 31, 2017	4,968	24,164	1,665	1,479	32,276
Deferral of revenue	5,117	77,297	25,325	5,553	113,292
Recognition of revenue	(5,672)	(70,905)	(24,439)	(5,430)	(106,446)
Balance as of December 31, 2018	4,413	30,556	2,551	1,602	39,122
Deferral of revenue	3,585	93,373	36,024	3,505	136,487
Recognition of revenue	(5,286)	(91,855)	(35,343)	(3,479)	(135,963)
Balance as of December 31, 2019	$2,712	32,074	3,232	1,628	39,646

16. Major Customer
Nelnet Servicing earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $158.0 million, $157.1 million, and $155.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
In addition, Great Lakes, which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $185.7 million for the year ended December 31, 2019. Revenue of $168.3 million was earned for the period from February 7, 2018 to December 31, 2018.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On May 15, 2019, Nelnet Servicing and Great Lakes each received a contract extension from the Department's Office of Federal Student Aid (“FSA”) pursuant to which FSA extended the expiration date of the current contracts to December 15, 2019. On November 26, 2019, Nelnet Servicing and Great Lakes each received an additional extension from FSA on their contracts through December 14, 2020. The contract extensions also provided the potential for two additional six-month extensions at the Department’s discretion through December 14, 2021.
FSA is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution (“EPS”)
•NextGen Business Process Operations (“BPO”)
•NextGen Optimal Processing Solution (“OPS”)
On April 1, 2019 and October 4, 2019, the Company responded to the EPS component. On January 16, 2020, FSA released an amendment to the EPS component and the company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO component. On January 10, 2020, FSA released an amendment to the BPO component and the Company responded on January 30, 2020. The Company is also part of a team that has responded and intends to respond to various aspects of the OPS component; however, on November 12, 2019, FSA put an indefinite hold on the OPS solicitation. The Company cannot predict the timing, nature, or outcome of these solicitations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
17. Leases
The following table provides supplemental balance sheet information related to leases:

As of
December 31, 2019
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheet	$32,770
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheet	$33,689
The following table provides components of lease expense:

Year ended December 31, 2019
Rental expense, which is included in "other expenses" on the consolidated statements of income (a)	$11,171
Rental expense, which is included in "cost to provide communications services" on the consolidated statements of income (a)	1,609
Total operating rental expense	$12,780
(a) Includes short-term and variable lease costs, which are immaterial.
The following table provides supplemental cash flow information related to leases:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$9,966
Supplemental noncash activity:
Operating ROU assets obtained in exchange for lease obligations, excluding impact of adoption	$8,731
Weighted average remaining lease term and discount rate are shown below:

As of
December 31, 2019
Weighted average remaining lease term (years)	7.29
Weighted average discount rate	3.93%
Maturity of lease liabilities are shown below:

2020	$10,178
2021	6,905
2022	4,652
2023	3,640
2024	2,567
2025 and thereafter	10,941
Total lease payments	38,883
Imputed interest	(5,194)
Total	$33,689

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The Company adopted the new lease standard using the effective date as its date of initial application (January 1, 2019) as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments as of December 31, 2018 are shown below:

2019	$9,181
2020	8,261
2021	5,776
2022	3,745
2023	2,904
2024 and thereafter	5,479
Total minimum lease payments	$35,346
Total rental expense incurred by the Company prior to the adoption of the new lease standard was $8.4 million and $5.7 million during 2018 and 2017, respectively.
18. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre-tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $10.8 million, $9.8 million, and $6.2 million during the years ended December 31, 2019, 2018, and 2017, respectively.
19. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2019	2018	2017
Non-vested shares at beginning of year	532,336	398,210	447,380
Granted	186,281	279,441	107,237
Vested	(109,651)	(100,035)	(131,988)
Canceled	(59,121)	(45,280)	(24,419)
Non-vested shares at end of year	549,845	532,336	398,210
As of December 31, 2019, there was $17.0 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2020	$5,927
2021	3,839
2022	2,587
2023	1,731
2024	1,157
2025 and thereafter	1,793
$17,034
For the years ended December 31, 2019, 2018, and 2017, the Company recognized compensation expense of $6.4 million, $6.2 million, and $4.2 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2019, 2018, and 2017, the Company recognized compensation expense of $0.3 million, $0.3 million, and $0.2 million respectively, in connection with issuing 33,250 shares, 28,744 shares, and 16,989 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.
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
For the years ended December 31, 2019, 2018, and 2017, the Company recognized $1.2 million, $1.0 million, and $0.9 million, respectively, of expense related to this plan, which is included in "other expenses" on the consolidated statements of income. The following table provides the number of shares awarded under this plan for the years ended December 31, 2019, 2018, and 2017.

	Shares issued - not deferred	Shares issued- deferred	Total
Year ended December 31, 2019	9,588	11,212	20,800
Year ended December 31, 2018	8,029	10,680	18,709
Year ended December 31, 2017	6,855	10,974	17,829
As of December 31, 2019, a cumulative amount of 193,411 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
20. Related Parties (dollar amounts in this note are not in thousands)
Transactions with Union Bank and Trust Company
Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting non-convertible preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.
The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.
Loan Purchases
The Company purchased $67.7 million (par value) and $2.9 million (par value) of private education loans from Union Bank in 2019 and 2017, respectively. There were no private education loan purchases in 2018. In addition, the Company purchased $32.6 million (par value), $74.7 million (par value), and $10.3 million (par value) of consumer loans from Union Bank in 2019, 2018, and 2017, respectively. The net premium paid by the Company on these loan acquisitions was $1.2 million in 2019. The premiums paid by the Company in 2018 and 2017 were not significant.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The Company has an agreement with Union Bank in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. Union Bank paid $1.8 million in marketing fees to the Company in 2019 under this agreement.
Loan Servicing
The Company serviced $395.5 million, $405.5 million, and $462.3 million of FFELP and private education loans for Union Bank as of December 31, 2019, 2018, and 2017, respectively. Servicing and origination fee revenue earned by the Company from servicing loans for Union Bank was $0.6 million, $0.5 million, and $0.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Funding - Participation Agreement
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2019 and 2018, $749.6 million and $664.3 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900 million or an amount in excess of $900 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.
Funding - Real Estate
12100.5 West Center, LLC ("West Center") is an entity that was established in 2016 for the sole purpose of acquiring, developing, and owning a commercial real estate property in Omaha, Nebraska. The Company owns 33.33% of West Center. On October 31, 2019, Union Bank, as lender, received a $2.9 million promissory note from West Center. The promissory note carries an interest rate of 3.85% and has a maturity date of October 30, 2024.
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2019 and 2018, the Company had $390.5 million and $147.2 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $270.5 million and $35.3 million as of December 31, 2019 and 2018, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts for the years ended December 31, 2019, 2018, and 2017, was $1.6 million, $1.0 million, and $0.9 million, respectively.
529 Plan Administration Services
The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2019, 2018, and 2017, the Company has received fees of $3.7 million, $3.2 million, and $2.0 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
Lease Arrangements
Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $79,000, $76,000, and $74,000 for commercial rent and storage income during 2019, 2018, and 2017, respectively. The lease agreement expires on June 30, 2023.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Other Fees Paid to Union Bank
During the years ended December 31, 2019, 2018, and 2017, the Company paid Union Bank approximately $213,000, $128,000, and $127,000, respectively, in cash management and trustee fees.
Other Fees Received from Union Bank
During the years ended December 31, 2019, 2018, and 2017, Union Bank paid the Company approximately $317,000, $231,000, and $231,000, respectively, under certain employee sharing arrangements. During the years ended December 31, 2019, 2018, and 2017, Union Bank paid the Company approximately $92,000, $34,000, and $5,000, respectively, for communications services. In addition, during the years ended December 31, 2019, 2018, and 2017, Union Bank paid the Company approximately $1,000, $4,000, and $11,000 in payment processing fees (net of merchant fees of approximately $4,000, $13,000, and $1,000), respectively.
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $366,000, $313,000, and $241,000 during the years ended December 31, 2019, 2018, and 2017, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. WRCM, an SEC-registered investment advisor and a subsidiary of the Company, has a management agreement with Union Bank under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2019, the outstanding balance of investments in the trusts was $756.3 million. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2019, 2018, and 2017, the Company earned $1.8 million, $4.5 million, and $9.2 million, respectively, of fees under this agreement.
WRCM also has management agreements with Union Bank under which it is designated to serve as investment advisor with respect to the assets (principally Nelnet stock) within several trusts established by Mr. Dunlap and his spouse and Stephen F. Butterfield, former Vice Chairman and former member of the board of directors of the Company who passed away in April 2018, and his spouse Shelby J. Butterfield. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. As of December 31, 2019, WRCM was the investment advisor with respect to a total of 6.3 million shares of the Company's Class B common stock held directly by these trusts, and the 50% interest held by the Butterfield Family Trust, an estate planning trust for the family of Mr. Butterfield, in Union Financial Services, Inc. (“UFS”), which holds a total of 1.6 million shares of the Company’s Class B common stock and the other 50% interest in which is owned by Mr. Dunlap. For the years ended December 31, 2019, 2018, and 2017, the Company earned approximately $219,000, $172,000, and $161,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian. As of December 31, 2019, the outstanding balance of investments in these funds was $152.1 million. The Company paid Union Bank $0.3 million in each of 2019, 2018, and 2017 as custodian of the funds.
Transactions with F&M
During the third quarter of 2019, the Company, F&M, and the holding company of BankFirst of Norfolk, Nebraska ("BankFirst"), of which Mr. Dunlap is a member of the Board of Directors, co-invested $0.7 million, $2.1 million, and $2.1 million, respectively, in a Company-managed limited liability company that invests in renewable energy (solar). As part of

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
these transactions, the Company receives management and performance fees under a management agreement. During the third quarter of 2019, the Company earned a total of approximately $138,000 of management fees under this agreement, allocable in equal amounts of approximately $69,000 to the investments of each of F&M and BankFirst.
Transactions with UFS
UFS is owned 50 percent by Mr. Dunlap and 50 percent by the Butterfield Family Trust, an estate planning trust for the family of Mr. Butterfield.
Historically, the Company owned a 65 percent interest in an aircraft due to the frequent business travel needs of the Company's executives and the limited availability of commercial flights in Lincoln, Nebraska, where the Company's headquarters are located. UFS owned the remaining interest in the same aircraft. On December 31, 2018, the Company purchased an additional 17.5 percent interest in the aircraft from UFS for $717,500, which reflected what available information indicated was the aircraft's fair market value at the time of sale. As a result of this transaction, the Company's ownership in the aircraft increased to 82.5 percent. On December 31, 2018, UFS also contributed a 17.5 percent interest in the aircraft to an entity owned by Mr. Dunlap.
Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. The Company and Mr. Dunlap, along with his children, currently hold combined direct and indirect equity ownership interests in Hudl of 19.2% and 3.7%, respectively. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl using the measurement alternative method. As of December 31, 2019, the carrying amount of the Company's investment in Hudl is $51.8 million, and is included in "investments and notes receivable" in the Company's consolidated balance sheet.
On July 26, 2019, the Company, as lender, received a $16.0 million promissory note from Hudl. The promissory note carried a 14 percent interest rate and was due 180 days from the date of issuance. In connection with this promissory note, the Company entered into a Subordination Agreement with Union Bank, effective as of July 26, 2019, which required the Company to subordinate its promissory note from Hudl to existing notes Union Bank holds from Hudl. The $16.0 million promissory note from Hudl was paid in full to the Company in August 2019.
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
Transaction with Assurity Life Insurance Company ("Assurity")
Thomas Henning, who has served on the Company's Board of Directors since 2003, is the President and Chief Executive Officer of Assurity. During the years ended December 31, 2019, 2018, and 2017, Nelnet Business Solutions, a subsidiary of the Company, paid $1.7 million, $1.7 million, and $1.5 million, respectively, to Assurity for insurance premiums for insurance on certain tuition payment plans. As part of providing the tuition payment plan insurance to Nelnet Business Solutions, Assurity entered into a reinsurance agreement with the Company's insurance subsidiary, under which Assurity paid the Company's insurance subsidiary reinsurance premiums of $1.3 million, $1.3 million, and $1.4 million in 2019, 2018, and 2017, respectively, and the Company's insurance subsidiary paid claims on such reinsurance to Assurity of $0.9 million, $0.9 million, and $0.7 million in 2019, 2018, and 2017, respectively. In addition, Assurity pays Nelnet Business Solutions a partial refund annually based on claim experience, which was approximately $56,000, $84,000, and $10,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
21. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2019.

	As of December 31, 2019			As of December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (a):
Student loan asset-backed securities - available-for-sale	$—	52,597	52,597	—	52,936	52,936
Equity securities	6	—	6	2,722	—	2,722
Equity securities measured at net asset value (b)			12,894			14,925
Debt securities - available-for-sale	104	—	104	104	—	104
Total investments	110	52,597	65,601	2,826	52,936	70,687
Derivative instruments (c)	—	—	—	—	1,818	1,818
Total assets	$110	52,597	65,601	2,826	54,754	72,505

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$21,477,630	20,669,371	—	—	21,477,630
Cash and cash equivalents	133,906	133,906	133,906	—	—
Investments (at fair value)	65,601	65,601	110	52,597	—
Beneficial interest in consumer loan securitizations	33,258	33,187	—	—	33,258
Restricted cash	650,939	650,939	650,939	—	—
Restricted cash – due to customers	437,756	437,756	437,756	—	—
Accrued interest receivable	733,623	733,623	—	733,623	—
Financial liabilities:
Bonds and notes payable	20,479,095	20,529,054	—	20,479,095	—
Accrued interest payable	47,285	47,285	—	47,285	—
Due to customers	437,756	437,756	437,756	—	—

	As of December 31, 2018
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$23,521,171	22,377,142	—	—	23,521,171
Cash and cash equivalents	121,347	121,347	121,347	—	—
Investments (at fair value)	70,687	70,687	2,826	52,936	—
Notes receivable	16,373	16,373	—	16,373	—
Restricted cash	701,366	701,366	701,366	—	—
Restricted cash – due to customers	369,678	369,678	369,678	—	—
Accrued interest receivable	679,197	679,197	—	679,197	—
Derivative instruments	1,818	1,818	—	1,818	—
Financial liabilities:
Bonds and notes payable	22,270,462	22,218,740	—	22,270,462	—
Accrued interest payable	61,679	61,679	—	61,679	—
Due to customers	369,678	369,678	369,678	—	—
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are previously discussed. The remaining financial assets and liabilities were estimated using the following methods and assumptions:
Loans Receivable
Fair values for loans receivable were determined by modeling loan cash flows using stated terms of the assets and internally-developed assumptions. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.
Beneficial Interest in Consumer Loan Securitizations
Fair values for beneficial interest in consumer loan securitizations were determined by modeling securitization cash flows and internally-developed assumptions. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Notes Receivable
Fair values for notes receivable were determined by using model-derived valuations with observable inputs, including current market rates.
Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Accrued Interest Receivable, Accrued Interest Payable, and Due to Customers
The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
23. Quarterly Financial Information (Unaudited)

	2019
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$58,816	59,825	66,457	64,252
Less provision for loan losses	7,000	9,000	10,000	13,000
Net interest income after provision for loan losses	51,816	50,825	56,457	51,252
Loan servicing and systems revenue	114,898	113,985	113,286	113,086
Education technology, services, and payment processing revenue	79,159	60,342	74,251	63,578
Communications revenue	14,543	15,758	16,470	17,499
Other income	9,067	16,152	13,439	26,522
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	(11,539)	(24,088)	1,668	3,170
Cost to provide education technology, services, and payment processing services	(21,059)	(15,871)	(25,671)	(19,002)
Cost to provide communications services	(4,759)	(5,101)	(5,236)	(5,327)
Salaries and benefits	(111,059)	(111,214)	(116,670)	(124,561)
Depreciation and amortization	(24,213)	(24,484)	(27,701)	(28,651)
Other operating expenses	(43,816)	(45,417)	(58,329)	(46,710)
Income tax (expense) benefit	(11,391)	(6,209)	(8,829)	(9,022)
Net income	41,647	24,678	33,135	41,834
Net loss (income) attributable to noncontrolling interests	(56)	(59)	77	546
Net income attributable to Nelnet, Inc.	$41,591	24,619	33,212	42,380
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.03	0.61	0.83	1.06

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$67,307	57,739	59,773	69,539
Less provision for loan losses	4,000	3,500	10,500	5,000
Net interest income after provision for loan losses	63,307	54,239	49,273	64,539
Loan servicing and systems revenue	100,141	114,545	112,579	112,761
Education technology, services, and payment processing revenue	60,221	48,742	58,409	54,589
Communications revenue	9,189	10,320	11,818	13,326
Other income	18,557	9,580	16,673	9,998
Derivative market value and foreign currency transaction adjustments and derivative settlements, net	66,799	17,031	17,098	(29,843)
Cost to provide education technology, services, and payment processing services	(13,683)	(11,317)	(19,087)	(15,479)
Cost to provide communications services	(3,717)	(3,865)	(4,310)	(5,033)
Salaries and benefits	(96,643)	(111,118)	(114,172)	(114,247)
Depreciation and amortization	(18,457)	(21,494)	(22,992)	(23,953)
Other operating expenses	(36,553)	(43,613)	(48,281)	(49,583)
Income tax (expense) benefit	(35,976)	(13,511)	(13,882)	4,599
Net income	113,185	49,539	43,126	21,674
Net loss (income) attributable to noncontrolling interests	740	(104)	(199)	(48)
Net income attributable to Nelnet, Inc.	$113,925	49,435	42,927	21,626
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.78	1.21	1.05	0.53

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
24. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2019 and 2018 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2019 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the lending subsidiaries debt financing arrangements. The amounts of cash and investments restricted in the respective reserve accounts of the education lending subsidiaries are shown on the consolidated balance sheets as restricted cash.

Balance Sheets
(Parent Company Only)
As of December 31, 2019 and 2018
	2019	2018
Assets:
Cash and cash equivalents	$73,144	36,890
Investments and notes receivable	137,229	140,582
Investment in subsidiary debt	13,818	13,818
Restricted cash	9,567	16,217
Investment in subsidiaries	2,181,122	2,448,540
Notes receivable from subsidiaries	42,552	56,973
Other assets	100,059	57,555
Fair value of derivative instruments	—	1,818
Total assets	$2,557,491	2,772,393
Liabilities:
Notes payable	$67,655	369,725
Other liabilities	97,952	94,016
Total liabilities	165,607	463,741
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	398	403
Additional paid-in capital	5,715	622
Retained earnings	2,377,627	2,299,556
Accumulated other comprehensive earnings	2,972	3,883
Total Nelnet, Inc. shareholders' equity	2,386,712	2,304,464
Noncontrolling interest	5,172	4,188
Total equity	2,391,884	2,308,652
Total liabilities and shareholders' equity	$2,557,491	2,772,393

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2019, 2018, and 2017
	2019	2018	2017
Investment interest income	$4,925	17,707	13,060
Interest expense on bonds and notes payable	9,588	9,270	3,315
Net interest (expense) income	(4,663)	8,437	9,745
Other income:
Other income	8,384	13,944	3,483
Gain from debt repurchases	136	359	2,964
Equity in subsidiaries income	182,346	158,364	170,897
Derivative market value adjustments and derivative settlements, net	(30,789)	71,085	(603)
Total other income	160,077	243,752	176,741
Operating expenses	19,561	4,795	6,117
Income before income taxes	135,853	247,394	180,369
Income tax benefit (expense)	5,950	(19,481)	(7,491)
Net income	141,803	227,913	172,878
Net loss attributable to noncontrolling interest	—	—	288
Net income attributable to Nelnet, Inc.	$141,803	227,913	173,166

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2019, 2018, and 2017
	2019	2018	2017
Net income	$141,803	227,913	172,878
Other comprehensive (loss) income:
Available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(1,199)	1,056	2,349
Reclassification adjustment for gains recognized in net income, net of losses	—	(978)	(2,528)
Income tax effect	288	(69)	66
Total other comprehensive (loss) income	(911)	9	(113)
Comprehensive income	140,892	227,922	172,765
Comprehensive loss attributable to noncontrolling interest	—	—	288
Comprehensive income attributable to Nelnet, Inc.	$140,892	227,922	173,053

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2019, 2018, and 2017
	2019	2018	2017
Net income attributable to Nelnet, Inc.	$141,803	227,913	173,166
Net loss attributable to noncontrolling interest	—	—	(288)
Net income	141,803	227,913	172,878
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	467	442	420
Derivative market value adjustments	76,195	(1,014)	7,591
(Payments to) proceeds from termination of derivative instruments, net	(12,530)	10,283	2,100
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(70,685)	40,382	76,325
Equity in earnings of subsidiaries	(182,346)	(158,364)	(170,897)
Deferred income tax (benefit) expense	(19,183)	21,814	(8,056)
Non-cash compensation expense	6,781	6,539	4,416
Other	(4,586)	(16,306)	(3,454)
(Increase) decrease in other assets	(10,672)	25,252	4,171
Increase (decrease) in other liabilities	29,384	(9,621)	10,104
Net cash (used in) provided by operating activities	(45,372)	147,320	95,598
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(46,382)	(127,567)
Proceeds from sales of available-for-sale securities	—	75,605	156,727
Capital distributions/contributions from/to subsidiaries, net	449,602	(334,280)	29,426
Decrease (increase) in notes receivable from subsidiaries	14,421	(31,325)	(50,793)
Increase in guaranteed payment from subsidiary	—	(70,270)	—
Proceeds from investments and notes receivable	27,926	7,783	4,823
Proceeds from (purchases of) subsidiary debt, net	—	61,841	(3,844)
Purchases of investments and issuances of notes receivable	(47,106)	(28,610)	(18,023)
Net cash provided by (used in) investing activities	444,843	(365,638)	(9,251)
Cash flows from financing activities:
Payments on notes payable	(361,272)	(8,651)	(27,480)
Proceeds from issuance of notes payable	60,000	300,000	61,059
Payments of debt issuance costs	(1,129)	(827)	—
Dividends paid	(29,485)	(26,839)	(24,097)
Repurchases of common stock	(40,411)	(45,331)	(68,896)
Proceeds from issuance of common stock	1,552	1,359	678
Acquisition of noncontrolling interest	—	(13,449)	—
Issuance of noncontrolling interest	878	13	—
Net cash (used in) provided by financing activities	(369,867)	206,275	(58,736)
Net increase (decrease) in cash, cash equivalents, and restricted cash	29,604	(12,043)	27,611
Cash, cash equivalents, and restricted cash, beginning of period	53,107	65,150	37,539
Cash, cash equivalents, and restricted cash, end of period	$82,711	53,107	65,150

Cash disbursements made for:
Interest	$9,501	8,628	2,882
Income taxes, net of refunds and credits	$17,672	473	96,721

Noncash investing and financing activities:
Recapitalization of accrued interest payable to accrued guaranteed payment	$—	6,674	—
Recapitalization of note payable to guaranteed payment	$—	186,429	—
Recapitalization of guaranteed payment to investment in subsidiary	$—	273,360	—
Contributions to subsidiaries	$—	—	2,092

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
•Only with respect to a borrower who first obtained a student loan disbursed on or after July 1, 1987, or a student loan for a period of enrollment beginning on or after July 1, 1987, during a period not exceeding three years while the borrower is a full-time teacher in a public or nonprofit private elementary or secondary school in a “teacher shortage area” (as prescribed by the Secretary of Education), and during a period not exceeding one year for mothers, with preschool age children, who are entering or re-entering the work force and who are paid at a rate of no more than $1 per hour more than the federal minimum wage; and
•For loans that are in repayment status on or before September 28, 2018, the borrower is eligible for deferment during periods the borrower is undergoing treatment for cancer and the 6 months following treatment.
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
•During a period not exceeding three years for any reason which has caused or will cause the borrower economic hardship. Economic hardship includes working full-time and earning an amount that does not exceed the greater of the federal minimum wage or 150% of the poverty line applicable to a borrower's family size and state of residence. Additional categories of economic hardship are based on the receipt of payments from a state or federal public assistance program, service in the Peace Corps, or until July 1, 2009, the relationship between a borrower's educational debt burden and his or her income; and
•For loans that are in repayment status on or before September 28, 2018, the borrower is eligible for deferment during periods the borrower is undergoing treatment for cancer and the 6 months following treatment.
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
For a borrower who is eligible for the Cancer Treatment Deferment, interest that accrues during the period of deferment on any subsidized loan is subsidized. For cancer treatment deferment periods on any Unsubsidized Stafford Loan, the interest during such periods is not charged to the borrower.
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