Form 10-Q
period 2020-03-31
NELNET INC
filed 2020-05-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, there were 27,903,522 and 11,271,609 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	March 31, 2020	December 31, 2019
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $208,868 and $61,914, respectively)	$21,158,208	21,402,868
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	16,045	13,922
Cash and cash equivalents - held at a related party	188,799	119,984
Total cash and cash equivalents	204,844	133,906
Investments	253,939	247,099
Restricted cash	675,589	650,939
Restricted cash - due to customers	219,905	437,756
Accounts receivable (net of allowance for doubtful accounts of $5,142 and $4,455, respectively)	63,206	115,391
Goodwill	156,912	156,912
Intangible assets, net	74,127	81,532
Property and equipment, net	351,097	348,259
Other assets	122,801	134,308
Total assets	$23,280,628	23,708,970
Liabilities:
Bonds and notes payable	$20,466,730	20,529,054
Accrued interest payable	43,874	47,285
Other liabilities	224,319	303,781
Due to customers	219,905	437,756
Total liabilities	20,954,828	21,317,876
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 28,582,032 shares and 28,458,495 shares, respectively	286	285
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,271,609 shares	113	113
Additional paid-in capital	9,140	5,715
Retained earnings	2,310,282	2,377,627
Accumulated other comprehensive earnings	859	2,972
Total Nelnet, Inc. shareholders' equity	2,320,680	2,386,712
Noncontrolling interests	5,120	4,382
Total equity	2,325,800	2,391,094
Total liabilities and equity	$23,280,628	23,708,970

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$21,180,424	21,399,382
Restricted cash	659,624	639,816
Other assets	30	31
Bonds and notes payable	(20,625,388)	(20,742,798)
Accrued interest payable and other liabilities	(108,801)	(162,494)
Net assets of consolidated education and other lending variable interest entities	$1,105,889	1,133,937
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2020	2019
Interest income:
Loan interest	$181,793	242,333
Investment interest	7,398	8,253
Total interest income	189,191	250,586
Interest expense:
Interest on bonds and notes payable	134,118	191,770
Net interest income	55,073	58,816
Less provision for loan losses	76,299	7,000
Net interest income after provision for loan losses	(21,226)	51,816
Other income/expense:
Loan servicing and systems revenue	112,735	114,898
Education technology, services, and payment processing revenue	83,675	79,159
Communications revenue	18,181	14,543
Gain on sale of loans	18,206	—
Other income	8,281	9,067
Impairment expense	(34,087)	—
Derivative market value adjustments and derivative settlements, net	(16,365)	(11,539)
Total other income/expense	190,626	206,128
Cost of services:
Cost to provide education technology, services, and payment processing services	22,806	21,059
Cost to provide communications services	5,582	4,759
Total cost of services	28,388	25,818
Operating expenses:
Salaries and benefits	119,878	111,059
Depreciation and amortization	27,648	24,213
Other expenses	43,384	43,816
Total operating expenses	190,910	179,088
(Loss) income before income taxes	(49,898)	53,038
Income tax benefit (expense)	10,133	(11,391)
Net (loss) income	(39,765)	41,647
Net income attributable to noncontrolling interests	(767)	(56)
Net (loss) income attributable to Nelnet, Inc.	$(40,532)	41,591
Earnings per common share:
Net (loss) income attributable to Nelnet, Inc. shareholders - basic and diluted	$(1.01)	1.03
Weighted average common shares outstanding - basic and diluted	39,955,514	40,373,295

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2020	2019
Net (loss) income	$(39,765)	41,647
Other comprehensive loss:
Available-for-sale securities:
Unrealized holding losses arising during period, net of gains	(3,015)	(436)
Reclassification adjustment for losses recognized in net income	235	—
Income tax effect	667	105
Total other comprehensive loss	(2,113)	(331)
Comprehensive (loss) income	(41,878)	41,316
Comprehensive income attributable to noncontrolling interests	(767)	(56)
Comprehensive (loss) income attributable to Nelnet, Inc.	$(42,645)	41,260

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	41,591	—	56	41,647
Other comprehensive loss	—	—	—	—	—	—	—	—	(331)	—	(331)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(22)	(22)
Cash dividend on Class A and Class B common stock - $0.18 per share	—	—	—	—	—	—	—	(7,232)	—	—	(7,232)
Issuance of common stock, net of forfeitures	—	131,391	—	—	1	—	2,493	—	—	—	2,494
Compensation expense for stock based awards	—	—	—	—	—	—	1,368	—	—	—	1,368
Repurchase of common stock	—	(301,327)	—	—	(3)	—	(3,847)	(12,508)	—	—	(16,358)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Balance as of March 31, 2019	—	28,628,528	11,459,641	$—	286	115	636	2,321,407	3,552	4,298	2,330,294
Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net (loss) income	—	—	—	—	—	—	—	(40,532)	—	767	(39,765)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,113)	—	(2,113)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(55)	(55)
Cash dividend on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(7,946)	—	—	(7,946)
Issuance of common stock, net of forfeitures	—	148,422	—	—	1	—	2,940	—	—	—	2,941
Compensation expense for stock based awards	—	—	—	—	—	—	1,738	—	—	—	1,738
Repurchase of common stock	—	(24,885)	—	—	—	—	(1,253)	—	—	—	(1,253)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,867)	—	—	(18,867)
Balance as of March 31, 2020	—	28,582,032	11,271,609	$—	286	113	9,140	2,310,282	859	5,120	2,325,800

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2020	2019
Net (loss) income attributable to Nelnet, Inc.	$(40,532)	41,591
Net income attributable to noncontrolling interests	767	56
Net (loss) income	(39,765)	41,647
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	48,763	46,948
Loan discount accretion	(9,442)	(9,693)
Provision for loan losses	76,299	7,000
Derivative market value adjustments	20,602	30,574
Proceeds from termination of derivative instruments	—	2,119
Payments to clearinghouse - initial and variation margin, net	(20,386)	(13,974)
Gain from sale of loans	(18,206)	—
Loss from investments, net	4,046	1,151
Deferred income tax benefit	(26,000)	(2,807)
Non-cash compensation expense	1,857	1,476
Impairment expense	34,087	—
Increase in accrued interest receivable	(33,167)	(36,722)
Decrease (increase) in accounts receivable	52,185	(16,571)
Decrease (increase) in other assets, net	31,363	(33,440)
(Increase) decrease in the carrying amount of ROU asset, net	(1,000)	1,096
(Decrease) increase in accrued interest payable	(3,411)	479
Decrease in other liabilities	(42,047)	(3,678)
Decrease in the carrying amount of lease liability, net	(2,382)	(2,063)
Decrease in due to customers	(217,851)	(153,207)
Net cash used in operating activities	(144,455)	(139,665)
Cash flows from investing activities:
Purchases of loans	(409,404)	(317,922)
Purchases of loans from a related party	(41,217)	(26,709)
Net proceeds from loan repayments, claims, and capitalized interest	517,347	769,996
Proceeds from sale of loans	90,461	—
Purchases of available-for-sale securities	(29,658)	—
Proceeds from sales of available-for-sale securities	22,197	—
Proceeds from beneficial interest in loan securitizations	11,264	—
Purchases of other investments	(32,892)	(15,970)
Proceeds from other investments	3,135	1,719
Purchases of property and equipment	(25,561)	(24,813)
Net cash provided by investing activities	105,672	386,301
Cash flows from financing activities:
Payments on bonds and notes payable	(1,263,204)	(932,007)
Proceeds from issuance of bonds and notes payable	1,193,388	570,532
Payments of debt issuance costs	(4,854)	(2,776)
Dividends paid	(7,946)	(7,232)
Repurchases of common stock	(1,253)	(16,358)
Proceeds from issuance of common stock	411	461
Distribution to noncontrolling interests	(22)	(22)
Net cash used in financing activities	(83,480)	(387,402)
Net decrease in cash, cash equivalents, and restricted cash	(122,263)	(140,766)
Cash, cash equivalents, and restricted cash, beginning of period	1,222,601	1,192,391
Cash, cash equivalents, and restricted cash, end of period	$1,100,338	1,051,625

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$125,184	176,876
Cash disbursements made (refunds and credits received) for income taxes, net	$80	(9)
Cash disbursements made for operating leases	$2,702	2,376
Noncash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$1,411	3,233
Receipt of beneficial interest in consumer loan securitization	$38,490	—
Distribution to noncontrolling interest	$33	—
Supplemental disclosures of noncash activities regarding the adoption of the new accounting standard for measurement of credit losses on financial instruments on January 1, 2020 are contained in note 1.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Total cash and cash equivalents	$204,844	133,906	74,881	121,347
Restricted cash	675,589	650,939	760,273	701,366
Restricted cash - due to customers	219,905	437,756	216,471	369,678
Cash, cash equivalents, and restricted cash	$1,100,338	1,222,601	1,051,625	1,192,391
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
Reclassifications
Amounts previously reported in the line item "accrued interest receivable" in the Company's consolidated balance sheet have been reclassified to "loans and accrued interest receivable" and "investments" to conform to the current period presentation.
Accounting Standard Adopted in 2020
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. Since its original issuance in 2016, the FASB has issued several updates to the original ASU.
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for financial assets measured at amortized cost at the time the financial asset is originated or acquired, including, for the Company, loans receivable, accounts receivable, and held-to-maturity beneficial interests in loan securitizations. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. For available-for-sale debt securities where fair value is less than amortized cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk.
On January 1, 2020, the Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 (recognizing estimated credit losses expected to occur over the asset's remaining life) while prior period amounts continue to be reported in accordance with previously applicable GAAP (recognizing estimated credit losses using an incurred loss model); therefore, the comparative information for 2019 is not comparable to the information presented for 2020. Adoption of the new guidance primarily impacted the allowance for loan losses related to the Company's loan portfolio. Upon adoption, the Company recorded an increase to the allowance for loan losses of $91.0 million, which included a reclassification of the non-accretable discount balance and premiums related to loans purchased with evidence of credit deterioration, and decreased retained earnings, net of tax, by $18.9 million. The following table illustrates the impact of the adoption of ASC 326.

	Balances at December 31, 2019	Impact of ASC 326 adoption	Balances at January 1, 2020
Assets
Loans and accrued interest receivable, net of allowance
Loans receivable	$20,798,719	—	20,798,719
Accrued interest receivable	733,497	—	733,497
Loan discount, net	(35,036)	33,790	(1,246)
Non-accretable discount	(32,398)	32,398	—
Allowance for loan losses	(61,914)	(91,014)	(152,928)
Loans and accrued interest receivable, net of allowance	21,402,868	(24,826)	21,378,042

Liabilities
Other liabilities (deferred taxes)	303,781	(5,958)	297,823

Equity
Retained earnings	2,377,627	(18,868)	2,358,759

The Company adopted ASC 326 using the prospective transition approach for loans receivable purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI"). In accordance with the standard, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the unamortized cost basis of the PCD assets were adjusted to reflect the addition of $32.4 million in the allowance for loan losses (as reflected in the table above). The remaining noncredit premium on these loans as of January 1, 2020 (based on the adjusted amortized cost basis) will be amortized into interest income over the life of the loans. Changes to the allowance for loan losses on these loans after adoption are recorded through provision expense.
Summary of Significant Accounting Policies Affected by Implementation of ASC 326
Allowance for Loan Losses
The allowance for loan losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset which includes consideration of prepayments. Loans are charged off when management determines the loan is uncollectible. Charge-offs are recognized as a reduction to the allowance for loan losses. Expected recoveries of amounts previously charged off, not to exceed the aggregate of the amount previously charged off, are included in the estimate of the allowance for loan losses at the balance sheet date.
The Company aggregates loans with similar risk characteristics into homogeneous pools to estimate its expected credit losses. The Company continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.
The Company determines its estimated credit losses for the following financial assets as follows:
Loans receivable
Management has determined that the federally insured, private education, and consumer loan portfolios each meet the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. Accordingly, the portfolio segment disclosures are presented on this basis in note 2 for each of these portfolios. The Company does not disaggregate its portfolio segment loan portfolios into classes of financing receivables.
The Company utilizes an undiscounted cash flow methodology in determining its lifetime expected credit losses on its federally insured and private education loan portfolios and a remaining life methodology for its consumer loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company has determined that, for modeling current expected credit losses, in general, the Company can reasonably estimate expected losses that incorporate current and forecasted economic conditions up to a one-year period. After this "reasonable and supportable" period, there is a one-year reversion period to the Company's actual long-term historical loss experience over a full economic life cycle. Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative and quantitative adjustments to historical loss information are made separately on each of the Company’s federally insured, private education, and consumer loan portfolios.
Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider all of the following for the Company’s federally insured loan portfolio: loans in repayment versus those in nonpaying status; delinquency status; trends in defaults in the portfolio based on Company and industry data; past experience; trends in student loan claims rejected for payment by guarantors; changes in federal student loan programs; current economic conditions, including changes in unemployment rates; and other relevant qualitative factors. The federal government guarantees 97 percent of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured.
Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider all of the following for the Company’s private education loans: loans in repayment versus those in a nonpaying status; delinquency status; type of program; trends in defaults in the portfolio based on Company and industry data; past experience; current economic conditions, including changes in unemployment rates and gross domestic product growth; and other relevant qualitative factors. The Company places private education loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days past due. Collections, if any, are reflected as a recovery through the allowance for loan losses.
Qualitative and quantitative adjustments related to current conditions and a reasonable and supportable forecast period consider all of the following for the Company's consumer loans: delinquency status; type of program; trends in defaults in the portfolio based on Company and industry data; past experience; current economic conditions; and other relevant qualitative factors. The Company places consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program. Collections, if any, are reflected as a recovery through the allowance for loan losses.
Purchased Loans Receivable with Credit Deterioration (“PCD”)
The Company has purchased federally insured rehabilitation loans that have experienced more than insignificant credit deterioration since origination. Rehabilitation loans are loans that have previously defaulted, but for which the borrower has made a specified number of on-time payments. Although rehabilitation loans benefit from the same guarantees as other federally insured loans, rehabilitation loans have generally experienced redefault rates that are higher than default rates for federally insured loans that have not previously defaulted. These PCD loans are recorded at the amount paid. An allowance for loan losses is determined using the same methodology as for other loans held for investment. The sum of the loans’ purchase price and allowance for loan losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
Loan Accrued Interest Receivable
The Company has elected to present its loan accrued interest receivable balance combined in its consolidated balance sheets with the loans receivable amortized cost balance.
For the Company’s federally insured loan portfolio, the Company has elected to measure an allowance for credit losses for accrued interest receivables. For federally insured loans, accrued interest receivable is typically charged-off when the contractual payment of principal or interest has become greater than 270 days past due. Charge-offs of accrued interest receivable are recognized as a reduction to the allowance for loan losses.

For the Company’s private education and consumer loan portfolios, the Company has elected not to measure an allowance for credit losses for accrued interest receivables. For private education and consumer loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due. Charge-offs of accrued interest receivable are recognized by reversing interest income.

2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	March 31, 2020	December 31, 2019
Federally insured student loans:
Stafford and other	$4,645,574	4,684,314
Consolidation	15,539,478	15,644,229
Total	20,185,052	20,328,543
Private education loans	274,210	244,258
Consumer loans	145,803	225,918
	20,605,065	20,798,719
Accrued interest receivable	766,773	733,497
Loan discount, net of unamortized loan premiums and deferred origination costs	(4,762)	(35,036)
Non-accretable discount	—	(32,398)
Allowance for loan losses:
Federally insured loans	(146,759)	(36,763)
Private education loans	(23,056)	(9,597)
Consumer loans	(39,053)	(15,554)
	$21,158,208	21,402,868
On January 30, 2020, the Company sold $124.2 million (par value) of consumer loans to an unrelated third party who securitized such loans. The Company recognized a $18.2 million (pre-tax) gain as part of this transaction. As partial consideration received for the consumer loans sold, the Company received a 31.4 percent residual interest in the consumer loan securitization that is included in "investments" on the Company's consolidated balance sheet.
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of ASC 326 adoption	Provision for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sale	Balance at end of period
	Three months ended March 31, 2020
Federally insured loans	$36,763	72,291	39,323	(6,318)	—	4,700	—	146,759
Private education loans	9,597	4,797	9,800	(1,330)	192	—	—	23,056
Consumer loans	15,554	13,926	27,176	(4,350)	247	—	(13,500)	39,053
	$61,914	91,014	76,299	(11,998)	439	4,700	(13,500)	208,868

	Three months ended March 31, 2019
Federally insured loans	$42,310	—	2,000	(3,376)	—	—	—	40,934
Private education loans	10,838	—	—	(482)	231	—	—	10,587
Consumer loans	7,240	—	5,000	(2,006)	23	—	—	10,257
	$60,388	—	7,000	(5,864)	254	—	—	61,778
a) During the three months ended March 31, 2020, the Company acquired $291.2 million (par value) of federally insured rehabilitation loans. These loans met the definition of PCD loans when they were purchased by the Company. The Company estimated that the expected credit losses relating to these loans was $4.7 million at the time of purchase. The noncredit discount recorded as part of these acquisitions will be recognized into interest income using an effective yield over the life of the loans.
In March 2020, the rapid outbreak of the respiratory disease caused by a novel strain of coronavirus, coronavirus 2019 or COVID-19 ("COVID-19"), was declared a global pandemic by the World Health Organization and a national emergency by the President, and caused significant disruptions in the U.S. and world economies. Apart from the impact of the adoption of ASC 326 effective January 1, 2020, the Company’s allowance for loan losses increased during the first quarter of 2020 primarily as a result of the COVID-19 pandemic and its effects on current and forecasted economic conditions.

Loan Status and Delinquencies
The key credit quality indicators for the Company's federally insured, private education, and consumer loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan status and delinquency amounts.

	As of March 31, 2020			As of December 31, 2019			As of March 31, 2019
Federally insured loans:
Loans in-school/grace/deferment	$1,111,139	5.5%		$1,074,678	5.3%		$1,288,011	5.9%
Loans in forbearance	2,131,735	10.6		1,339,821	6.6		1,358,343	6.3
Loans in repayment status:
Loans current	14,618,767		86.3%	15,410,993		86.0%	16,550,665		87.0%
Loans delinquent 31-60 days	581,665		3.4	650,796		3.6	666,668		3.5
Loans delinquent 61-90 days	405,575		2.4	428,879		2.4	425,098		2.2
Loans delinquent 91-120 days	267,145		1.6	310,851		1.7	296,242		1.6
Loans delinquent 121-270 days	756,241		4.5	812,107		4.5	718,409		3.8
Loans delinquent 271 days or greater	312,785		1.8	300,418		1.8	377,177		1.9
Total loans in repayment	16,942,178	83.9	100.0%	17,914,044	88.1	100.0%	19,034,259	87.8	100.0%
Total federally insured loans	20,185,052	100.0%		20,328,543	100.0%		21,680,613	100.0%
Accrued interest receivable	763,924			730,059			712,852
Loan discount, net of unamortized premiums and deferred origination costs	(5,732)			(35,822)			(45,139)
Non-accretable discount (a)	—			(28,036)			(25,799)
Allowance for loan losses	(146,759)			(36,763)			(40,934)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$20,796,485			$20,957,981			$22,281,593
Private education loans:
Loans in-school/grace/deferment	$4,783	1.7%		$4,493	1.8%		$4,208	2.0%
Loans in forbearance	11,428	4.2		3,108	1.3		1,473	0.7
Loans in repayment status:
Loans current	252,611		97.9%	227,013		95.9%	196,122		95.5%
Loans delinquent 31-60 days	1,606		0.6	2,814		1.2	2,292		1.1
Loans delinquent 61-90 days	961		0.4	1,694		0.7	1,481		0.7
Loans delinquent 91 days or greater	2,821		1.1	5,136		2.2	5,453		2.7
Total loans in repayment	257,999	94.1	100.0%	236,657	96.9	100.0%	205,348	97.3	100.0%
Total private education loans	274,210	100.0%		244,258	100.0%		211,029	100.0%
Accrued interest receivable	1,716			1,558			1,134
Loan discount, net of unamortized premiums and deferred origination costs	(138)			46			(1,063)
Non-accretable discount (a)	—			(4,362)			(5,311)
Allowance for loan losses	(23,056)			(9,597)			(10,587)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$252,732			$231,903			$195,202
Consumer loans:
Loans in repayment status:
Loans current	$141,840		97.3%	$220,404		97.5%	$187,983		98.4%
Loans delinquent 31-60 days	1,525		1.0	2,046		0.9	1,162		0.6
Loans delinquent 61-90 days	851		0.6	1,545		0.7	917		0.5
Loans delinquent 91 days or greater	1,587		1.1	1,923		0.9	939		0.5
Total loans in repayment	145,803		100.0%	225,918		100.0%	191,001		100.0%
Total consumer loans	145,803			225,918			191,001
Accrued interest receivable	1,133			1,880			1,366
Loan premium	1,108			740			2,600
Allowance for loan losses	(39,053)			(15,554)			(10,257)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$108,991			$212,984			$184,710
(a) Upon adoption of ASC 326 on January 1, 2020, the Company reclassified the non-accretable discount balance related to loans purchased with evidence of credit deterioration to allowance for loan losses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, provides broad relief, effective March 13, 2020, for borrowers that have student loans owned by the Department of Education (the "Department"). This relief package excluded Federal Family Education Program (“FFELP” or “FFEL Program”), private education, and consumer loans. Although the Company’s loans are excluded from the provisions of the CARES Act, the Company is providing relief for its borrowers.
For the Company’s federally insured loans, the Company is proactively applying a 90 day, non-capping natural disaster forbearance to any loan that is 31-269 days past due, and to any current loan upon request. For the Company’s private education loans, the Company is proactively applying a 90 day non-capping natural disaster forbearance to any loan that is 80 days past due, and to any other loan upon request. In addition, for private education loans, the Company is delaying final demand letters and default activity, while replacing collection calls with borrower outreach on relief options. For both federally insured and private education loans, all borrower late fees are being waived and borrower payments made after March 13, 2020 are refunded upon a borrower’s request. All borrower relief activity was implemented in late March and April 2020, using an effective date of March 13, 2020. The borrower relief activity will continue until July 1, 2020, at which time the Company will review whether such policies should continue. No negative borrower reporting will be sent to credit bureaus during this time.
For the majority of the Company’s consumer loans, borrowers are generally being offered, upon request, a two-month deferral of payments, with an option of additional deferrals if the COVID-19 crisis continues. In addition, all fees (non-sufficient funds, late charges, check fees) and credit bureau reporting are currently suspended. The specific relief terms on the Company’s consumer loan portfolio vary depending on the loan program and servicer of such loans.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2019 and March 31, 2020, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of March 31, 2020 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Three months ended March 31, 2020	2019	2018	2017	2016	Prior Years	Total
Private education loans:
Loans in school/grace/deferment	$—	628	—	—	408	3,747	4,783
Loans in forbearance	—	3,570	46	—	348	7,464	11,428
Loans in repayment status:
Loans current	—	98,059	1,198	—	6,454	146,900	252,611
Loans delinquent 31-60 days	—	—	—	—	—	1,606	1,606
Loans delinquent 61-90 days	—	71	—	—	8	882	961
Loans delinquent 91 days or greater	—	—	—	—	—	2,821	2,821
Total loans in repayment	—	98,130	1,198	—	6,462	152,209	257,999
Total private education loans	$—	102,328	1,244	—	7,218	163,420	274,210
Accrued interest receivable							1,716
Loan discount, net of unamortized premiums and deferred origination costs							(138)
Allowance for loan losses							(23,056)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$252,732

Consumer loans:
Loans in repayment status:
Loans current	$60,134	35,456	40,208	6,042	—	—	141,840
Loans delinquent 31-60 days	156	905	367	97	—	—	1,525
Loans delinquent 61-90 days	—	426	372	53	—	—	851
Loans delinquent 91 days or greater	—	714	797	76	—	—	1,587
Total loans in repayment	60,290	37,501	41,744	6,268	—	—	145,803
Total consumer loans	$60,290	37,501	41,744	6,268	—	—	145,803
Accrued interest receivable							1,133
Loan premium							1,108
Allowance for loan losses							(39,053)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$108,991

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$18,525,916	0.90% - 3.42%	5/27/25 - 3/26/68
Bonds and notes based on auction	763,476	1.61% - 3.26%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	19,289,392
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	773,997	1.83% - 3.45%	10/25/67 - 4/25/68
FFELP warehouse facilities	282,505	1.65% / 1.70%	5/20/21 / 5/31/22
Private education loan warehouse facility	85,494	1.65%	2/13/22
Consumer loan warehouse facility	67,097	1.68%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	65,859	1.65% / 2.70%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	46,045	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	100,000	2.11%	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	4.81%	9/15/61
Other borrowings	5,000	3.11%	5/30/22
	20,735,770
Discount on bonds and notes payable and debt issuance costs	(269,040)
Total	$20,466,730

	As of December 31, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$18,428,998	1.98% - 3.61%	5/27/25 - 1/25/68
Bonds and notes based on auction	768,626	2.75% - 3.60%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	19,197,624
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	512,836	2.00% - 3.45%	10/25/67 / 11/25/67
FFELP warehouse facilities	778,094	1.98% / 2.07%	5/20/21 / 5/31/22
Consumer loan warehouse facility	116,570	1.99%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	73,308	3.15% / 3.54%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	49,367	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	50,000	3.29%	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.28%	9/15/61
Other borrowings	5,000	3.44%	5/30/22
	20,803,180
Discount on bonds and notes payable and debt issuance costs	(274,126)
Total	$20,529,054

FFELP Warehouse Facilities
The Company funds the majority of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of March 31, 2020, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-II	Total
Maximum financing amount	$550,000	500,000	1,050,000
Amount outstanding	159,441	123,064	282,505
Amount available	$390,559	376,936	767,495
Expiration of liquidity provisions	May 20, 2020	May 31, 2020
Final maturity date	May 20, 2021	May 31, 2022
Advanced as equity support	$7,981	10,556	18,537
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transactions completed during the first three months of 2020.

	2020-1	2020-2	2020-3	Total
Date securities issued	2/20/20	3/11/20	3/19/20
Total original principal amount	$435,600	272,100	352,600	1,060,300

Class A senior notes:
Total principal amount	$424,600	264,300	343,600	1,032,500
Bond discount	—	(44)	(1,503)	(1,547)
Issue price	$424,600	264,256	342,097	1,030,953
Cost of funds	1-month LIBOR plus 0.74%	1.83%	1-month LIBOR plus 0.92%
Final maturity date	3/26/68	4/25/68	3/26/68

Class B subordinated notes:
Total principal amount	$11,000	7,800	9,000	27,800
Bond discount	—	(574)	(284)	(858)
Issue price	$11,000	7,226	8,716	26,942
Cost of funds	1-month LIBOR plus 1.75%	2.50%	1-month LIBOR plus 1.90%
Final maturity date	3/26/68	4/25/68	3/26/68
Consumer Loan Warehouse Facility
The Company has a consumer loan warehouse facility that has an aggregate maximum financing amount available of $200.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of March 31, 2020, $67.1 million was outstanding under this warehouse facility and $132.9 million was available for future funding. Additionally, as of March 31, 2020, the Company had $29.1 million advanced as equity support under this facility.
Private Education Loan Warehouse Facility
On February 13, 2020, the Company closed on a private education loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On March 20, 2020, the facility was amended to increase the maximum financing amount to $200.0 million. The facility has an advance rate of 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of March 31, 2020, $85.5 million was outstanding under this warehouse facility and $114.5 million was available for future funding. Additionally, as of March 31, 2020, the Company had $9.2 million advanced as equity support under this facility.
Unsecured Line of Credit
The Company has a $455.0 million unsecured line of credit that has a maturity date of December 16, 2024. As of March 31, 2020, $100.0 million was outstanding on the line of credit and $355.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2019 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2020 and December 31, 2019 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of December 31, 2019 and March 31, 2020, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional Amount
2020	$1,000,000
2021	250,000
2022 (a)	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$7,150,000
(a) $750 million of the notional amount of these derivatives have forward effective start dates in May 2020.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2020 and December 31, 2019 was one-month LIBOR plus 9.7 basis points.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of March 31, 2020		As of December 31, 2019
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2020	$1,000,000	1.00%	$1,500,000	1.01%
2021	600,000	2.15	600,000	2.15
2022 (b)	250,000	1.65	250,000	1.65
2023	150,000	2.25	150,000	2.25
	$2,000,000	1.52%	$2,500,000	1.42%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) These derivatives have forward effective start dates in June 2021. Excluding these derivatives, the weighted average fixed rate paid by the Company on its floor income derivative portfolio was 1.50% as of March 31, 2020.

Interest Rate Caps
In June 2015 and June 2019, the Company paid $2.9 million and $0.3 million, respectively, for interest rate cap contracts to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. In the event that the one-month LIBOR or three-month LIBOR rate rises above the applicable strike rate, the Company will receive monthly payments related to the spread difference. The following table summarizes these derivative instruments as of March 31, 2020.

Notional Amount	Strike rate	Maturity date
$125,000	2.50% (1-month LIBOR)	July 15, 2020
150,000	4.99% (1-month LIBOR)	July 15, 2020
500,000	2.25% (3-month LIBOR)	September 25, 2020
Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of operations.

	Three months ended March 31,
	2020	2019
Settlements:
1:3 basis swaps	$2,112	2,334
Interest rate swaps - floor income hedges	2,125	16,701
Total settlements - income (expense)	4,237	19,035
Change in fair value:
1:3 basis swaps	1,558	(2,212)
Interest rate swaps - floor income hedges	(22,160)	(26,712)
Interest rate swap options - floor income hedges	—	(1,376)
Interest rate caps	—	(274)
Total change in fair value - income (expense)	(20,602)	(30,574)
Derivative market value adjustments and derivative settlements, net - income (expense)	$(16,365)	(11,539)

5.  Investments
A summary of the Company's investments follows:

	As of March 31, 2020				As of December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$56,016	2,230	(1,099)	57,147	48,790	3,911	—	52,701
Equity securities	22,871	4,846	(1,554)	26,163	9,622	4,561	(1,283)	12,900
Total investments (at fair value)	$78,887	7,076	(2,653)	83,310	58,412	8,472	(1,283)	65,601

Other Investments (not measured at fair value):
Venture capital and funds:
Measurement alternative				65,631				72,760
Equity method				15,338				15,379
Other				537				1,301
Total venture capital and funds				81,506				89,440
Real estate and solar:
Equity method				45,070				51,721
Other				862				867
Total real estate and solar				45,932				52,588

Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $26,303 as of March 31, 2020				34,109				33,187
Beneficial interest in federally insured loan securitization				3,084				—
Tax liens and affordable housing				5,998				6,283
Total investments (not measured at fair value)				170,629				181,498
Total investments				$253,939				$247,099
(a) As of March 31, 2020, there were no individual securities in which the fair value was lower than amortized cost as a result of credit losses. Accordingly, the Company has not recorded an allowance for credit losses on its available-for-sale debt securities as of March 31, 2020. In addition, for those securities in which fair value was lower than amortized cost, the Company has the ability to hold and does not intend to sell such securities until the amortized cost is recovered.
Impairment Expense
During the three months ended March 31, 2020, the Company recorded a total of $(34.1) million (pre-tax) in impairment charges related to its investments, which included $26.3 million and $7.8 million in impairments related to the Company's beneficial interest in consumer loan securitizations and several of its venture capital investments, respectively. As of March 31, 2020, the Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than previously anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic. The Company measured the allowance for credit losses on the consumer loan beneficial interests by comparing the present value of expected cash flows to the amortized cost basis and recorded an allowance for credit losses of $26.3 million, which represented the amount by which the fair value was less than the amortized cost basis. Additionally, as of March 31, 2020, the Company identified several venture capital investments, a majority of which were accounted for under the measurement alternative, that were also negatively impacted by the distressed economic conditions resulting from the COVID-19 pandemic during the first quarter of 2020, and estimated that the fair value of such investments was significantly reduced from their previous carrying value.

6. Intangible Assets
A summary of the Company's intangible assets follows:

	Weighted average remaining useful life as of March 31, 2020 (months)
		As of	As of
		March 31, 2020	December 31, 2019
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $67,195 and $60,553, respectively)	80	$65,257	71,900
Trade names (net of accumulated amortization of $3,063 and $2,792, respectively)	94	7,207	7,478
Computer software (net of accumulated amortization of $3,724 and $3,233, respectively)	11	1,663	2,154
Total - amortizable intangible assets, net	80	$74,127	81,532
The Company recorded amortization expense on its intangible assets of $7.4 million and $8.5 million during the three months ended March 31, 2020 and 2019, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2020, the Company estimates it will record amortization expense as follows:

2020 (April 1 - December 31)	$22,110
2021	18,761
2022	7,172
2023	6,925
2024	6,511
2025 and thereafter	12,648
$74,127

7. Goodwill
The carrying amount of goodwill as of December 31, 2019 and March 31, 2020 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$23,639	70,278	21,112	41,883	—	156,912

8. Property and Equipment
A summary of the Company's property and equipment follows:

		As of	As of
	Useful life	March 31, 2020	December 31, 2019
Non-communications:
Computer equipment and software	1-5 years	$167,824	160,319
Building and building improvements	5-48 years	38,137	37,904
Office furniture and equipment	1-10 years	21,942	21,245
Leasehold improvements	1-15 years	9,538	9,517
Transportation equipment	5-10 years	5,032	5,049
Land	—	1,400	1,400
Construction in progress	—	20,570	13,738
		264,443	249,172
Accumulated depreciation - non-communications		(151,813)	(142,270)
Non-communications, net property and equipment		112,630	106,902

Communications:
Network plant and fiber	4-15 years	258,678	254,560
Customer located property	2-4 years	27,971	27,011
Central office	5-15 years	18,429	17,672
Transportation equipment	4-10 years	6,663	6,611
Computer equipment and software	1-5 years	5,902	5,574
Other	1-39 years	3,733	3,702
Land	—	70	70
Construction in progress	—	1,088	54
		322,534	315,254
Accumulated depreciation - communications		(84,067)	(73,897)
Communications, net property and equipment		238,467	241,357
Total property and equipment, net		$351,097	348,259
The Company recorded depreciation expense on its property and equipment of $20.3 million and $15.7 million during the three months ended March 31, 2020 and 2019, respectively.
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

	Three months ended March 31,
	2020			2019
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net (loss) income attributable to Nelnet, Inc.	$(39,974)	(558)	(40,532)	41,057	534	41,591

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,405,454	550,060	39,955,514	39,855,122	518,173	40,373,295
Earnings per share - basic and diluted	$(1.01)	(1.01)	(1.01)	1.03	1.03	1.03

10.  Segment Reporting
See note 14 of the notes to consolidated financial statements included in the 2019 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$317	1,991	—	185,926	1,555	(598)	189,191
Interest expense	44	17	—	133,249	1,407	(598)	134,118
Net interest income (expense)	273	1,974	—	52,677	148	—	55,073
Less provision for loan losses	—	—	—	76,299	—	—	76,299
Net interest income after provision for loan losses	273	1,974	—	(23,622)	148	—	(21,226)
Other income/expense:
Loan servicing and systems revenue	112,735	—	—	—	—	—	112,735
Intersegment revenue	11,054	11	—	—	—	(11,065)	—
Education technology, services, and payment processing revenue	—	83,675	—	—	—	—	83,675
Communications revenue	—	—	18,181	—	—	—	18,181
Gain on sale of loans	—	—	—	18,206	—	—	18,206
Other income	2,630	—	353	3,215	2,083	—	8,281
Impairment expense	—	—	—	(26,303)	(7,783)	—	(34,087)
Derivative settlements, net	—	—	—	4,237	—	—	4,237
Derivative market value adjustments, net	—	—	—	(20,602)	—	—	(20,602)
Total other income/expense	126,419	83,686	18,534	(21,247)	(5,700)	(11,065)	190,626
Cost of services:
Cost to provide education technology, services, and payment processing services	—	22,806	—	—	—	—	22,806
Cost to provide communications services	—	—	5,582	—	—	—	5,582
Total cost of services	—	22,806	5,582	—	—	—	28,388
Operating expenses:
Salaries and benefits	70,493	23,696	5,416	443	19,830	—	119,878
Depreciation and amortization	8,848	2,387	10,507	—	5,907	—	27,648
Other expenses	17,489	6,092	3,689	3,717	12,398	—	43,384
Intersegment expenses, net	16,239	3,327	624	11,916	(21,041)	(11,065)	—
Total operating expenses	113,069	35,502	20,236	16,076	17,094	(11,065)	190,910
Income (loss) before income taxes	13,623	27,352	(7,284)	(60,945)	(22,646)	—	(49,898)
Income tax (expense) benefit	(3,269)	(6,565)	1,748	14,627	3,592	—	10,133
Net income (loss)	10,354	20,787	(5,536)	(46,318)	(19,054)	—	(39,765)
Net income attributable to noncontrolling interests	—	—	—	—	(767)	—	(767)
Net income (loss) attributable to Nelnet, Inc.	$10,354	20,787	(5,536)	(46,318)	(19,821)	—	(40,532)

Total assets as of March 31, 2020	$223,021	302,631	301,440	21,905,150	679,390	(131,004)	23,280,628

	Three months ended March 31, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$497	2,017	2	246,867	2,053	(851)	250,586
Interest expense	—	8	—	188,799	3,814	(851)	191,770
Net interest income (expense)	497	2,009	2	58,068	(1,761)	—	58,816
Less provision for loan losses	—	—	—	7,000	—	—	7,000
Net interest income after provision for loan losses	497	2,009	2	51,068	(1,761)	—	51,816
Other income/expense:
Loan servicing and systems revenue	114,898	—	—	—	—	—	114,898
Intersegment revenue	12,217	—	—	—	—	(12,217)	—
Education technology, services, and payment processing revenue	—	79,159	—	—	—	—	79,159
Communications revenue	—	—	14,543	—	—	—	14,543
Gain on sale of loans	—	—	—	—	—	—	—
Other income	2,074	—	125	3,525	3,344	—	9,067
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	19,035	—	—	19,035
Derivative market value adjustments, net	—	—	—	(30,574)	—	—	(30,574)
Total other income/expense	129,189	79,159	14,668	(8,014)	3,344	(12,217)	206,128
Cost of services:
Cost to provide education technology, services, and payment processing services	—	21,059	—	—	—	—	21,059
Cost to provide communications services	—	—	4,759	—	—	—	4,759
Total cost of services	—	21,059	4,759	—	—	—	25,818
Operating expenses:
Salaries and benefits	66,220	23,008	4,737	378	16,716	—	111,059
Depreciation and amortization	8,871	3,510	7,362	—	4,469	—	24,213
Other expenses	18,928	5,311	3,477	3,837	12,262	—	43,816
Intersegment expenses, net	13,758	3,299	664	12,287	(17,791)	(12,217)	—
Total operating expenses	107,777	35,128	16,240	16,502	15,656	(12,217)	179,088
Income (loss) before income taxes	21,909	24,981	(6,329)	26,552	(14,073)	—	53,038
Income tax (expense) benefit	(5,258)	(5,995)	1,519	(6,372)	4,716	—	(11,391)
Net income (loss)	16,651	18,986	(4,810)	20,180	(9,357)	—	41,647
Net income attributable to noncontrolling interests	—	—	—	—	(56)	—	(56)
Net income (loss) attributable to Nelnet, Inc.	$16,651	18,986	(4,810)	20,180	(9,413)	—	41,591

Total assets as of March 31, 2019	$273,065	294,019	297,196	23,475,113	546,987	(164,453)	24,721,927

11. Disaggregated Revenue and Deferred Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended March 31,
	2020	2019
Government servicing - Nelnet	$38,650	39,640
Government servicing - Great Lakes	46,446	47,077
Private education and consumer loan servicing	8,609	9,480
FFELP servicing	5,614	6,695
Software services	11,318	9,741
Outsourced services and other	2,098	2,265
Loan servicing and systems revenue	$112,735	114,898
Education Technology, Services, and Payment Processing

	Three months ended March 31,
	2020	2019
Tuition payment plan services	$31,587	30,173
Payment processing	31,742	28,979
Education technology and services	20,054	19,709
Other	292	298
Education technology, services, and payment processing revenue	$83,675	79,159
Communications

	Three months ended March 31,
	2020	2019
Internet	$11,199	8,449
Television	4,236	3,898
Telephone	2,691	2,167
Other	55	29
Communications revenue	$18,181	14,543

Residential revenue	$13,559	11,065
Business revenue	4,471	3,414
Other	151	64
Communications revenue	$18,181	14,543
Other Income
The following table provides the components of "other income" on the consolidated statements of operations:

	Three months ended March 31,
	2020	2019
Borrower late fee income	$3,188	3,512
Investment advisory services	2,802	711
Management fee revenue	2,243	1,872
Gain (loss) on investments, net	(3,864)	(427)
Other	3,912	3,399
Other income	$8,281	9,067

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
	Three months ended March 31, 2020
Balance, beginning of period	$2,712	32,074	3,232	1,628	39,646
Deferral of revenue	382	15,080	9,927	855	26,244
Recognition of revenue	(899)	(27,514)	(9,745)	(843)	(39,001)
Balance, end of period	$2,195	19,640	3,414	1,640	26,889

	Three months ended March 31, 2019
Balance, beginning of period	$4,413	30,556	2,551	1,602	39,122
Deferral of revenue	1,116	13,962	8,266	736	24,080
Recognition of revenue	(1,582)	(26,020)	(8,061)	(786)	(36,449)
Balance, end of period	$3,947	18,498	2,756	1,552	26,753

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $38.7 million and $39.6 million for the three months ended March 31, 2020 and 2019, respectively.
In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $46.4 million and $47.1 million for the three months ended March 31, 2020 and 2019, respectively.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. Nelnet Servicing and Great Lakes each received extensions from the Department on their contracts through December 14, 2020. The most current contract extensions also provide the potential for two additional six-month extensions at the Department's discretion through December 14, 2021.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019 and October 4, 2019, the Company responded to the EPS solicitation component. On January 16, 2020, the Department released an amendment to the EPS solicitation component and the Company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO solicitation component. On January 10, 2020, the Department released an amendment to the BPO solicitation component and the Company responded on January 30, 2020. EPS is the transitional technology system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers for a period of time before eventually moving to OPS in the future. However, on April 3, 2020, the Department cancelled the OPS solicitation component. BPO is the back office and call center operational functions for servicing the Department's student loan customers.
On March 30, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the EPS component has been determined to be outside of the competitive range and will receive no further consideration for an award. On April 13, 2020, the Company filed a protest with the Government Accountability Office ("GAO") challenging the Department's decision to cancel the OPS solicitation component without amending the EPS solicitation component. In addition, on April 27, 2020, the Company filed a supplemental protest challenging on a number of bases the Department's competitive range exclusion of the Company's proposal from the EPS solicitation component and requesting that the GAO restore the Company's ability to participate in the EPS solicitation. The Department has not yet awarded a contract for the EPS component. Under applicable law, as of the date of the Company's initial protest filing, the Department is subject to a stay from awarding a contract until all protests are resolved. The Company cannot predict the timing or nature of the outcome of its protests.
The Department has not yet made an award on the BPO component and the Company cannot predict the timing, nature, or outcome of the BPO solicitation. If the Department's NextGen EPS decision stands, Nelnet Servicing and Great Lakes will eventually be required to migrate their portfolios onto another provider's system after an award is made, and the Company would ultimately need to restructure the Company's loan servicing segment for long-term success. If the Company is awarded a BPO contract for operational services, it would partially mitigate the impact of not being awarded the EPS component.
13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2020			As of December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities - available-for-sale	$—	57,044	57,044	—	52,597	52,597
Equity securities	6	—	6	6	—	6
Equity securities measured at net asset value (a)			26,157			12,894
Debt securities - available-for-sale	103	—	103	104	—	104
Total investments	109	57,044	83,310	110	52,597	65,601
Total assets	$109	57,044	83,310	110	52,597	65,601
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$19,725,479	20,391,435	—	—	19,725,479
Accrued loan interest receivable	766,773	766,773	—	766,773	—
Cash and cash equivalents	204,844	204,844	204,844	—	—
Investments (at fair value)	83,310	83,310	109	57,044	—
Beneficial interest in loan securitizations	37,193	37,193	—	—	37,193
Restricted cash	675,589	675,589	675,589	—	—
Restricted cash – due to customers	219,905	219,905	219,905	—	—
Financial liabilities:
Bonds and notes payable	18,661,338	20,466,730	—	18,661,338	—
Accrued interest payable	43,874	43,874	—	43,874	—
Due to customers	219,905	219,905	219,905	—	—

	As of December 31, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$21,477,630	20,669,371	—	—	21,477,630
Accrued loan interest receivable	733,497	733,497	—	733,497	—
Cash and cash equivalents	133,906	133,906	133,906	—	—
Investments (at fair value)	65,601	65,601	110	52,597	—
Beneficial interest in loan securitizations	33,258	33,187	—	—	33,258
Restricted cash	650,939	650,939	650,939	—	—
Restricted cash – due to customers	437,756	437,756	437,756	—	—
Financial liabilities:
Bonds and notes payable	20,479,095	20,529,054	—	20,479,095	—
Accrued interest payable	47,285	47,285	—	47,285	—
Due to customers	437,756	437,756	437,756	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2019 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2020 and 2019. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2019 Annual Report.
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2019 Annual Report, the "Risk Factors" section of this report, and elsewhere in this report, and include such risks and uncertainties as:
•risks and uncertainties related to the severity, magnitude, and duration of the COVID-19 pandemic, including changes in the macroeconomic environment and consumer behavior, restrictions on business, individual, or travel activities intended to slow the spread of the pandemic, and volatility in market conditions resulting from the pandemic, including interest rates, the value of equities, and other financial assets;
•the ability to successfully maintain and increase allocated volumes of student loans serviced under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 30 percent of the Company's revenue in 2019, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the pending and uncertain nature of the NextGen procurement process, the uncertain timing and nature of the outcome of the Company's protest of the reported decision by the Department as to the Company's proposal for the EPS component of NextGen, the possibility that awards or other evaluations of proposals may be challenged by various interested parties and may not be finalized within the currently anticipated time frame or at all, risks that the Company may not be successful in obtaining any of such potential new contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), and private education and consumer loans;
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
•risks from changes in the terms of education loans and in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans;
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
•risks that the conditions to the reported approval of federal deposit insurance and an industrial bank charter for Nelnet Bank may not be satisfied within a reasonable timeframe or at all, thus delaying or preventing Nelnet Bank from commencing operations, and the uncertain nature of the expected benefits from obtaining an industrial bank charter, including the ability to successfully launch banking operations and achieve expected market penetration;
•risks related to investments in solar projects, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities;
•risks and uncertainties related to other initiatives to pursue additional strategic investments, acquisitions, and other activities, including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs, resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
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
GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments
The Company prepares its financial statements and presents its financial results in accordance with U.S. GAAP. However, it also provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. A reconciliation of the Company's GAAP net (loss) income to net (loss) income, excluding derivative market value adjustments, and a discussion of why the Company believes providing this additional information is useful to investors, is provided below.

	Three months ended March 31,
	2020	2019
GAAP net (loss) income attributable to Nelnet, Inc.	$(40,532)	41,591
Realized and unrealized derivative market value adjustments	20,602	30,574
Tax effect (a)	(4,944)	(7,338)
Net (loss) income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$(24,874)	64,827

Earnings per share:
GAAP net (loss) income attributable to Nelnet, Inc.	$(1.01)	1.03
Realized and unrealized derivative market value adjustments	0.52	0.76
Tax effect (a)	(0.13)	(0.18)
Net (loss) income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$(0.62)	1.61
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
GAAP net income decreased to a net loss for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the following factors:
•The recognition of an incremental provision for loan losses totaling $63.0 million ($47.9 million after tax) related to the increase in expected defaults as a result of the COVID-19 pandemic;

•The recognition of $34.1 million ($25.9 million after-tax) of impairment charges related to the Company's beneficial interest in consumer loan securitizations and certain venture capital investments due to adverse economic conditions resulting from the COVID-19 pandemic;
•The decrease in the average balance of loans due to the amortization of the FFELP loan portfolio;
•The decrease in loan spread on the Company's loan portfolio and related derivative settlements; and
•The decrease in net income from the Company's Loan Servicing and Systems operating segment due to incurring additional costs to meet increased service and security standards under the Department servicing contracts.
These factors were partially offset by the following items:
•The recognition of a $18.2 million ($13.8 million after tax) gain from the sale of consumer loans in 2020; and
•A decrease in net losses related to changes in the fair values of derivative instruments that do not qualify for hedge accounting.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2020, the Company had a $20.6 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.8 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
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

The information below provides the operating results for each reportable operating segment and Corporate and Other Activities for the three months ended March 31, 2020 and 2019 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.
(a) Revenue includes intersegment revenue.
(b) Total revenue includes "net interest income" and "total other income/expense" from the Company's segment statements of operations, excluding a COVID-19 related impairment expense in 2020 of $26.3 million and the impact from changes in fair values of derivatives. Net income excludes changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.

Certain events and transactions from 2020, which have impacted, will impact, or could impact the operating results of the Company, are discussed below.
Impacts of COVID-19 Pandemic
The rapid outbreak of the respiratory disease caused by a novel strain of coronavirus, coronavirus 2019 or COVID-19 (“COVID-19”), was declared a global pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President on March 13, 2020. Beginning on March 15, 2020, many businesses and schools closed or reduced hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implemented various containment efforts, including lockdowns on non-essential business, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world markets. As a result of the COVID-19 outbreak and federal, state, and local government responses to COVID-19, we have and may in the future experience various disruptions and impacts to our businesses and results of operations. The following provides a summary of how COVID-19 has and may impact our business and operating results.
Corporate
The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state, and local guidelines, including those regarding social distancing. As of March 25, 2020, the majority of our 6,600 associates were working and continue to work from home. Substantially all Company associates working from home are able to connect to their work environment virtually and continue to serve our customers.
The Company has investments in real estate, early-stage and emerging growth companies (venture capital investments), and renewable energy (solar). During March 2020, the Company identified several venture capital investments that were negatively impacted by the distressed economic conditions resulting from the COVID-19 pandemic and recognized an impairment charge on such investments of $7.8 million (pre-tax).
Loan Servicing and Systems
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was signed into law on March 27, 2020, among other things, provides broad relief for federal student loan borrowers. Under the CARES Act, federal student loan payments and interest accruals were suspended until September 30, 2020 for all borrowers that have loans owned by the Department. The Department instructed servicers to apply the benefits of the law retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19. As a part of the payment suspension, student loan servicers are required to report suspended payments to credit bureaus as if the customer made their payment on-time, rather than a forbearance, which would negatively affect a customer's credit report. Although the Company will receive less revenue per borrower through September 30, 2020 based on borrower status, the Company currently anticipates more borrowers being in a current status subsequent to September 30, 2020, at which time the Company's revenue per borrower will increase. Currently, the Company anticipates no adverse impact to the total amount of revenue earned for the remainder of 2020 under the Department servicing contracts as a result of the CARES Act. However, the revenue recognized in the second and third quarters is expected to be lower and revenue in the fourth quarter is expected to be higher, than in corresponding prior periods. While federal student loan payments are suspended, the Company anticipates a decrease in operating expenses due to a significant reduction of borrower statement printing and postage costs.
The Company anticipates a decrease in FFELP, private education, and consumer loan servicing revenue in future periods that are impacted by the COVID-19 pandemic due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing.
Due to decreased servicing and transaction activity as a result of suspended payments under the CARES Act as discussed above, the Company has been able to transition associates to help government entities process unemployment claims and conduct certain health tracing support activities. These contracts were awarded to the Company as a result of the Company's technology, security, compliance, and other capabilities needed to conduct such activities.
Education Technology, Services, and Payment Processing
This segment has been and will continue to be impacted by COVID-19 through lower interest rate levels, which reduce earnings for this business compared to recent historical results as the tuition funds held in custody for schools produce less interest earnings. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods. Another potential impact relates to school enrollments. As a result of COVID-19, enrollments in higher education, beginning with the summer 2020 term, and for K-12 schools, beginning with the fall 2020 academic term, could be negatively impacted. A decrease in enrollment at schools served by the Company would negatively impact schools' demand for certain of the Company's products and services, which would negatively impact the Company's revenue in future periods.
Communications
As a result of COVID-19, ALLO has experienced increased demand from new and existing residential customers to support connectivity needs primarily for work and learn from home applications. Along with offering 60 days free for eligible customers, ALLO has partnered with school districts to provide more connectivity to students, often at discounted rates. ALLO has signed the FCC Keep Americans Connected Pledge and will not suspend customers for non-payment, will not charge late fees, and will not apply suspension fees during the period March 15, 2020 to May 15, 2020, which may be extended.
A prolonged economic downturn as a result of the COVID-19 pandemic could adversely impact customers’ ability to pay for ALLO services. However, to date the impact has been minimal as the services ALLO provides are viewed as critical by both residential and business customers. Due to losses from COVID-19, in the future some businesses may not be able to re-open, which would adversely impact ALLO’s results of operations and cash flow.
In view of the importance of ALLO's technicians being able to connect new customers while maintaining social distance and protecting community and associate health and safety, ALLO has adjusted operational procedures by implementing associate health checks, following CDC and local health official safety protocols, facilitating customer screening, and adjusting the installation process to limit the time in the home or business as much as possible.
Asset Generation and Management
AGM's results were adversely impacted during the first quarter of 2020 as a result of COVID-19 due to:
•A decrease in variable loan spread due to a widening of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans. The significant widening during the first quarter of 2020 was the result of a significant decrease in interest rates during the quarter as a result of COVID-19. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. As the Company's debt resets at lower interest rates during the second quarter of 2020, the Company expects variable loan spread will increase from current levels. In addition, the Company anticipates receiving increased levels of gross fixed rate floor income on its federal insured student loan portfolio in future periods as a result of the significant drop in interest rates in March 2020. This increase will be partially offset by a decrease in net settlements received on derivatives used to hedge these loans.
•A $26.3 million (pre-tax) impairment charge recognized during the quarter on the Company's beneficial interest in consumer loan securitizations. As of March 31, 2020, the Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than previously anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic.
•An incremental increase in the provision for loan losses of $63.0 million (pre-tax) resulting from an increase in expected defaults due to the COVID-19 pandemic.
The CARES Act, among other things, provides broad relief, effective March 13, 2020, for borrowers that have student loans owned by the Department of Education. This relief package excluded FFELP, private education, and consumer loans. Although the Company’s loans are excluded from the provisions of the CARES Act, the Company is providing relief for its borrowers.
For the Company’s federally insured loans, the Company is proactively applying a 90 day, non-capping natural disaster forbearance to any loan that is 31-269 days past due, and to any current loan upon request. For the Company’s private education loans, the Company is proactively applying a 90 day non-capping natural disaster forbearance to any loan that is 80 days past due, and to any other loan upon request. Federally insured loans in forbearance increased to $2.1 billion, or 10.6% of the portfolio at March 31, 2020, compared to $1.3 billion, or 6.6% of the portfolio, as of December 31, 2019. Private education loans in forbearance increased to $11.4 million, or 4.2% of the portfolio, at March 31, 2020, compared to $3.1 million, or 1.3% of the portfolio, at December 31, 2019. Federally insured and private education loans in forbearance continued to increase in April 2020 to $5.2 billion, or 26.1% of the portfolio, and $35.7 million, or 13.3% of the portfolio, as of April 30, 2020, respectively. The Company anticipates that loans in forbearance will continue to increase, but at a much slower rate than in March and April 2020. The Company currently expects this trend to reverse in June and July 2020, absent any intervening policy change, when borrowers are currently scheduled to exit forbearance. Despite the COVID-19 pandemic, most borrowers continue to make payments according to their payment plans.
For private education loans, the Company is delaying final demand letters and default activity, while replacing collection calls with borrower outreach on relief options. For both federally insured and private education loans, all borrower late fees are being waived and borrower payments made after March 13, 2020 are refunded upon a borrower’s request. All borrower relief activity was implemented in late March and April 2020, using an effective date of March 13, 2020. The borrower relief activity will continue until July 1, 2020, at which time the Company will review whether such policies should continue. No negative borrower reporting will be sent to credit bureaus during this time.
For the majority of the Company’s consumer loans, borrowers are generally being offered, upon request, a two-month deferral of payments, with an option of additional deferrals if the COVID-19 crisis continues. In addition, all fees (non-sufficient funds, late charges, check fees) and credit bureau reporting are currently suspended. The specific relief terms on the Company’s consumer loan portfolio vary depending on the loan program and servicer of such loans.
The Company is not contractually committed to acquire private education or consumer loans, so the Company has been and will continue to be selective as to which, if any, loans it purchases during the current period of economic uncertainty. As a result of the economic uncertainty, the Company has identified certain opportunities to deploy capital. In March and April 2020, the Company purchased residual interest in certain FFELP securitizations for $3.1 million and $24.0 million, respectively.
Liquidity
The Company currently believes its cash and anticipated cash generated from operations will be sufficient to fund its operating expenses and business activities for the foreseeable future. In addition, the Company does not currently believe the COVID-19 pandemic will have any impact regarding compliance with covenants on any of the Company's debt facilities, including its unsecured line of credit.
See further discussion regarding the Company’s strong liquidity position below.
Other Risks and Uncertainties
The COVID-19 crisis is unprecedented and continues to evolve. The extent to which COVID-19 may impact our businesses depends on future developments, which are highly uncertain, subject to various risks, and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business and/or school closures and disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. For additional information on the risks and uncertainties regarding the impacts of COVID-19, see Part II, Item 1A. "Risk Factors - The COVID-19 pandemic has adversely impacted our results of operations, and could continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows" in this report.
Adoption of New Accounting Standard for Credit Losses
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for financial assets measured at amortized cost at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses.
The new guidance primarily impacted the allowance for loan losses related to the Company’s loan portfolio. Upon adoption, the Company recorded an increase to the allowance for loan losses of $91.0 million, which included a reclassification of the non-accretable discount balance and premiums related to loans purchased with evidence of credit deterioration, and decreased retained earnings, net of tax, by $18.9 million. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 (recognizing estimated credit losses expected to occur over the asset's remaining life) while prior period amounts continue to be reported in accordance with previously applicable GAAP (recognizing estimated credit losses using an incurred loss model); therefore, the comparative information for 2019 is not comparable to the information presented for 2020.
Department of Education NextGen Procurement
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by Nelnet Servicing related to this contract was $38.7 million and $39.6 million for the three months ended March 31, 2020 and 2019, respectively.
In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $46.4 million and $47.1 million for the three months ended March 31, 2020 and 2019, respectively.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. Nelnet Servicing and Great Lakes each received extensions from the Department on their contracts through December 14, 2020. The most current contract extensions also provide the potential for two additional six-month extensions at the Department's discretion through December 14, 2021.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, FSA issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019 and October 4, 2019, the Company responded to the EPS solicitation component. On January 16, 2020, the Department released an amendment to the EPS solicitation component and the Company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO solicitation component. On January 10, 2020, the Department released an amendment to the BPO solicitation component and the Company responded on January 30, 2020. EPS is the transitional technology system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers for a period of time before eventually moving to OPS in the future. However, on April 3, 2020, the Department cancelled the OPS solicitation component. BPO is the back office and call center operational functions for servicing the Department's student loan customers.
On March 30, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the EPS component has been determined to be outside of the competitive range and will receive no further consideration for an award. On April 13, 2020, the Company filed a protest with the Government Accountability Office ("GAO") challenging the Department's decision to cancel the OPS solicitation component without amending the EPS solicitation component. In addition, on April 27, 2020, the Company filed a supplemental protest challenging on a number of bases the Department's competitive range exclusion of the Company's proposal from the EPS solicitation component and requesting that the GAO restore the Company's ability to participate in the EPS solicitation. The Department has not yet awarded a contract for the EPS component. Under applicable law, as of the date of the Company's initial protest filing, the Department is subject to a stay from awarding a contract until all protests are resolved. The Company cannot predict the timing or nature of the outcome of its protests.
The Department has not yet made an award on the BPO component and the Company cannot predict the timing, nature, or outcome of the BPO solicitation. If the Department's NextGen EPS decision stands, Nelnet Servicing and Great Lakes will eventually be required to migrate their portfolios onto another provider's system after an award is made, and the Company would ultimately need to restructure the Company's loan servicing segment for long-term success. If the Company is awarded a BPO contract for operational services, it would partially mitigate the impact of not being awarded the EPS component.
Nelnet Bank
On March 18, 2020, the Company announced that it received notification of approval from the Federal Deposit Insurance Corporation (“FDIC”) Board of Directors for federal deposit insurance and the Utah Department of Financial Institutions (“UDFI”) in connection with the establishment of Nelnet Bank as a Utah-chartered industrial bank. Nelnet Bank would operate as an internet bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City.
The approval from the FDIC and UDFI is subject to a number of conditions, including a Capital Adequacy and Liquidity Management Agreement and a Parent Company Agreement with the FDIC and compliance with the terms of the orders from the FDIC and UDFI, respectively. Nelnet Bank will have to meet a readiness review by the FDIC and UDFI before commencing operations. Nelnet Bank is also awaiting approval of its Community Reinvestment Act Plan. A timeline has not been established for these next steps in the process.
Nelnet Bank will be funded with an initial capital commitment of $100.0 million from the Company. Nelnet Bank will operate as a separate subsidiary of the Company, and the industrial bank charter will allow the Company to maintain its other diversified business offerings.
Liquidity
•As of March 31, 2020, the Company had cash and cash equivalents of $204.8 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $57.1 million as of March 31, 2020.
•The Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of March 31, 2020, the unsecured line of credit had $100.0 million outstanding and $355.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of March 31, 2020, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.27 billion, of which approximately $1.57 billion will be generated over the next six years.
•During the first three months of 2020, the Company completed three FFELP asset-backed securitizations totaling $1.1 billion.
•As of March 31, 2020, the Company had $767.5 million, $114.5 million, and $132.9 million of capacity under its FFELP, private education, and consumer loan warehouse facilities, respectively, to purchase additional loans.
•The Company has a stock repurchase program to purchase up to a total of five million shares of the Company’s Class A common stock during the three-year period ending May 7, 2022. Year to date, through May 7, 2020, the Company has repurchased 791,104 shares of stock for $35.4 million ($44.73 per share). As of May 7, 2020, 4.0 million shares remained authorized for repurchase under the Company's stock repurchase program.
•The Company paid a first quarter 2020 cash dividend on the Company's Class A and Class B common stock of $0.20 per share. In addition, the Company's Board of Directors has declared a second quarter 2020 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.20 per share. The second quarter cash dividend will be paid on June 15, 2020 to shareholders of record at the close of business on June 1, 2020.
The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions; strategic acquisitions and investments; expansion of ALLO’s telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company’s cash and investment balances.
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three months ended March 31, 2020 compared to the same period in 2019 is provided below.
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

	Three months ended
	March 31,
	2020	2019	Additional information
Loan interest	$181,793	242,333
Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in fixed rate floor income due to lower interest rates in 2020 as compared to 2019.

Investment interest	7,398	8,253	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Decrease was due to a decrease in interest rates.
Total interest income	189,191	250,586
Interest expense	134,118	191,770	Decrease was due primarily to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Net interest income	55,073	58,816	See table below for additional analysis.
Less provision for loan losses	76,299	7,000	Increase was due to the increase in expected defaults as a result of the COVID-19 pandemic and an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired during the first quarter of 2019 for which the provision for loan losses was recognized based upon an incurred loss methodology.
Net interest income after provision for loan losses	(21,226)	51,816
Other income/expense:
LSS revenue	112,735	114,898	See LSS operating segment - results of operations.
ETS&PP revenue	83,675	79,159	See ETS&PP operating segment - results of operations.
Communications revenue	18,181	14,543	See Communications operating segment - results of operations.
Gain on sale of loans	18,206	—	The Company sold a portfolio of consumer loans in 2020 and recognized a gain of $18.2 million.
Other income	8,281	9,067	See table below for the components of "other income."
Impairment expense	(34,087)	—	2020 amount represents COVID-19 related impairments of $26.3 million and $7.8 million to the beneficial interest in consumer loan securitization investments and several venture capital investments, respectively.
Derivative settlements, net	4,237	19,035	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	(20,602)	(30,574)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps. During the first quarter of 2020 and 2019, there was a significant decrease in the forward yield curve resulting in a decrease in the fair value of the Company's floor income interest rate swaps that resulted in a loss in both periods. Although the decrease in the forward yield curve was more substantial in 2020 as compared to 2019, the notional amount of derivatives outstanding during 2020 was much lower than compared to 2019.
Total other income/expense	190,626	206,128
Cost of services:
Cost to provide education technology, services, and payment processing services	22,806	21,059	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	5,582	4,759	Represents costs of services primarily associated with television programming costs in the Communications operating segment.

Total cost of services	28,388	25,818
Operating expenses:
Salaries and benefits	119,878	111,059	Increase was due to (i) increases in personnel in the LSS and corporate operating segments to meet increased service and security standards under the Department servicing contracts; (ii) increases in personnel in the LSS operating segment to develop a new private education and consumer loan servicing system; (iii) increases in personnel to support the growth in revenue and the development of new technologies in the ETS&PP operating segment; and (iv) increases in personnel at ALLO to support customer and network expansion. See each individual operating segment results of operations discussion for additional information.
Depreciation and amortization	27,648	24,213	Increase was primarily due to additional depreciation expense at ALLO.
Other expenses	43,384	43,816	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. See each individual operating segment results of operations discussion for additional information.
Total operating expenses	190,910	179,088
(Loss) income before income taxes	(49,898)	53,038
Income tax benefit (expense)	10,133	(11,391)
The effective tax rate was 20.0% and 21.5% for the three months ended March 31, 2020 and 2019, respectively. The Company currently expects its effective tax rate for 2020 will range between 20 and 23 percent.

Net (loss) income	(39,765)	41,647
Net income attributable to noncontrolling interests	(767)	(56)
Net (loss) income attributable to Nelnet, Inc.	$(40,532)	41,591
The following table summarizes the components of “net interest income” and “derivative settlements, net.”
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below. Net interest income (net of settlements on derivatives) is a non-GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations" in note 4 and in the table below.

	Three months ended March 31,
	2020	2019	Additional information
Variable loan interest margin	$30,367	43,951	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	2,112	2,334	Represents the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	32,479	46,285
Fixed rate floor income	18,758	10,425	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	2,125	16,701	Represents the net settlements received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	20,883	27,126
Investment interest	7,398	8,253
Corporate debt interest expense	(1,450)	(3,813)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. Decrease due to a decrease in interest rates and in the average balance outstanding on the Company's unsecured line of credit.
Net interest income (net of settlements on derivatives)	$59,310	77,851
The following table summarizes the components of "other income."

	Three months ended March 31,
	2020	2019
Borrower late fee income (a)	$3,188	3,512
Investment advisory services (b)	2,802	711
Management fee revenue (c)	2,243	1,872
Gain (loss) on investments, net	(3,864)	(427)
Other	3,912	3,399
Other income	$8,281	9,067

(a) Represents borrower late fees earned by the AGM operating segment. The Company anticipates borrower late fees will decrease in future periods impacted by the COVID-19 pandemic as a result of borrower relief initiatives.
(b) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of March 31, 2020, the outstanding balance of asset-backed securities under management subject to these arrangements was $1.1 billion. In addition, WRCM earns annual management fees of five basis points for certain other investments under management. The increase in advisory fees in 2020 as compared to 2019 was the result of an increase in performance fees earned.
(c) Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in January 2021. The amount also includes revenue earned from marketing services provided to other customers, which increased for the three months ended March 31, 2020 as compared to the same period in 2019.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Servicing volume (dollars in millions):
Nelnet:
Government	$179,507	183,093	181,682	184,399	183,790	185,477
FFELP	36,748	35,917	35,003	33,981	33,185	32,326
Private and consumer	15,666	16,065	16,025	16,286	16,033	16,364
Great Lakes:
Government	232,694	237,050	236,500	240,268	239,980	243,205
Total	$464,615	472,125	469,210	474,934	472,988	477,372

Number of servicing borrowers:
Nelnet:
Government	5,771,923	5,708,582	5,592,989	5,635,653	5,574,001	5,498,872
FFELP	1,709,853	1,650,785	1,588,530	1,529,392	1,478,703	1,423,286
Private and consumer	696,933	699,768	693,410	701,299	682,836	670,702
Great Lakes:
Government	7,458,684	7,385,284	7,300,691	7,430,165	7,396,657	7,344,509
Total	15,637,393	15,444,419	15,175,620	15,296,509	15,132,197	14,937,369

Number of remote hosted borrowers:	6,393,151	6,332,261	6,211,132	6,457,296	6,433,324	6,354,158
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. Nelnet Servicing and Great Lakes each received extensions from the Department on their contracts through December 14, 2020. The most current contract extensions also provide the potential for two additional six-month extensions at the Department's discretion through December 14, 2021. The Department is conducting a contract procurement process for a new framework for the servicing of all student loans owned by the Department. See "Overview - Department of Education NextGen Procurement" above for additional information.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2020	2019	Additional information
Net interest income	$273	497	Decrease was due to lower interest rates in 2020 as compared to 2019.
Loan servicing and systems revenue	112,735	114,898	See table below for additional information.
Intersegment servicing revenue	11,054	12,217	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.
Other income	2,630	2,074
Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in January 2021. Increase was due to an increase in marketing services provided to other customers.

Total other income	126,419	129,189
Salaries and benefits	70,493	66,220	Increase was due to an increase in headcount to provide enhanced service levels to borrowers under the Department servicing contracts, and to develop a new private education and consumer loan servicing system.
Depreciation and amortization	8,848	8,871
Other expenses	17,489	18,928	Decrease was due to cost-savings as a result of an increase in electronic borrower statements and correspondence and a decrease in the provision for servicing losses.
Intersegment expenses	16,239	13,758	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase was due to an increase in security service levels related to the Department servicing contracts.
Total operating expenses	113,069	107,777
Income before income taxes	13,623	21,909
Income tax expense	(3,269)	(5,258)	Represents income tax expense at an effective tax rate of 24%.
Net income	$10,354	16,651
The LSS segment incurred additional costs during the period ended March 31, 2020 to meet increased service and security standards under the Department servicing contracts. As a result, the segment's net income and operating margin decreased compared to the same period in 2019.

Before tax operating margin	10.8%	17.0%

Loan servicing and systems revenue

	Three months ended March 31,
	2020	2019	Additional information
Government servicing - Nelnet	$38,650	39,640
Represents revenue from Nelnet Servicing's Department servicing contract. Decrease was due to a decrease in the borrowers serviced and a decrease in revenue from the administration of the Total and Permanent Disability (TPD) Discharge program and fees earned from the Department for originating consolidation loans.

Government servicing - Great Lakes	46,446	47,077	Represents revenue from the Great Lakes' Department servicing contract. Decrease was due to a decrease in the number of borrowers serviced.
Private education and consumer loan servicing	8,609	9,480	Decrease was due to the change in portfolio mix of private education and consumer loans, partially offset by an increase in loan servicing volume from existing and new clients.
FFELP servicing	5,614	6,695
Decrease was due to portfolio amortization. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. Revenue earned by the LSS operating segment for servicing loans for the AGM operating segment is included in "intersegment servicing revenue."

Software services	11,318	9,741	Increase was due to an increase in borrowers and services in which the Company provides hosted FFELP guarantee activities.
Outsourced services and other	2,098	2,265	The majority of this revenue relates to providing contact center outsourcing activities.
Loan servicing and systems revenue	$112,735	114,898

EDUCATION TECHNOLOGY, SERVICES, AND PAYMENT PROCESSING OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2019 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2020	2019	Additional information
Net interest income	$1,974	2,009
Decrease was due to a decrease in interest rates in 2020 as compared with 2019, including the significant drop in interest rates in March 2020 as a result of the COVID-19 pandemic. The decrease in interest income was partially offset by an increase in average cash balances. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	83,675	79,159	See table below for additional information.
Intersegment revenue	11	—
Total other income	83,686	79,159
Cost to provide education technology, services, and payment processing services	22,806	21,059	See table below for additional information.
Salaries and benefits	23,696	23,008	Increase was due to an increase in the average salaries and benefits cost per associate. In addition, the operating segment had an increase in headcount to support the growth of its customer base and investment in the development of new technologies. These increases were partially offset by a decrease in headcount due to operating efficiencies gained related to the acquisition of TMS in November 2018.
Depreciation and amortization	2,387	3,510	Amortization of intangible assets related to business acquisitions was $2.2 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively.
Other expenses	6,092	5,311
Increase was due to an additional expense to increase allowance for doubtful accounts for the increased risk of uncollectible balances due to distressed economic conditions resulting from the COVID-19 pandemic. Increase was partially offset by a decrease in travel expenses in 2020 compared to 2019, due to COVID-19.

Intersegment expenses, net	3,327	3,299	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	35,502	35,128
Income before income taxes	27,352	24,981
Income tax expense	(6,565)	(5,995)	Represents income tax expense at an effective tax rate of 24%.
Net income	$20,787	18,986

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,
	2020	2019	Additional information
Tuition payment plan services	$31,587	30,173	Increase was due to an increase in the number of managed tuition payment plans. Revenue recognized during the first quarter of 2020 is primarily related to payment plans for the 2019-2020 academic year for K-12 schools and the spring 2020 semester for institutions of higher education. Fees for these payment plans were received and are based on school enrollments prior to the conditions arising from the COVID-19 pandemic. As a result of COVID-19, enrollments in higher education, beginning with the summer 2020 term, and for K-12 schools, beginning with the fall 2020 academic term, could be negatively impacted. A decrease in enrollment at schools in which the Company serves would negatively impact tuition payment plan revenue in future periods.
Payment processing	31,742	28,979	Increase was the result of higher payment volumes processed by payment technologies from new and existing school and non-education customers. Growth in revenues from payment processing could be impacted in future periods as a result of the COVID-19 pandemic. A decline in enrollment in institutions served may result in a corresponding decline in the volume of payments processed.
Education technology and services	20,054	19,709	Increase was due to an increase from FACTS Student Information System (“SIS”) software subscriptions. Growth in FACTS SIS revenues were partially offset by growth rate declines in financial needs assessment and online enrollment and application revenues experienced in March 2020 which coincided with the closures of K-12 schools due to the COVID-19 pandemic. The COVID-19 pandemic could negatively impact enrollments and schools’ demand for certain of the Company’s products and services, which would negatively impact the Company’s revenue in future periods.
Other	292	298
Education technology, services, and payment processing revenue	83,675	79,159
Cost to provide education technology, services, and payment processing services	22,806	21,059	Costs primarily relate to payment processing revenue. Increase was due to an increase in payments volume from new and existing school and non-education customers.
Net revenue	$60,869	58,100
Before tax operating margin	44.9%	43.0%

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Three months ended March 31,
	2020	2019	Additional information
Net interest income (expense)	$—	2
Communications revenue	18,181	14,543	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was due to additional residential households and businesses served as a result of the completion of the Lincoln, Nebraska network build out in 2019 and continued maturity of ALLO's existing markets. See additional financial and operating data for ALLO in the tables below.
Other income	353	125
Total other income	18,534	14,668
Cost to provide communications services	5,582	4,759	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	5,416	4,737	Increase was due to additional residential households and businesses served.
Depreciation and amortization	10,507	7,362
Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of March 31, 2020, December 31, 2019, March 31, 2019, and December 31, 2018 were $322.5 million, $315.3 million, $285.8 million and $273.9 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.

Other expenses	3,689	3,477	Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Increase was due to an increase in the number of households and businesses served in 2020 as compared to 2019.
Intersegment expenses	624	664	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	20,236	16,240
Loss before income taxes	(7,284)	(6,329)
Income tax benefit	1,748	1,519	Represents income tax benefit at an effective tax rate of 24%.
Net loss	$(5,536)	(4,810)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to develop and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(5,536)	(4,810)
Net interest (income) expense	—	(2)
Income tax benefit	(1,748)	(1,519)
Depreciation and amortization	10,507	7,362
Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$3,223	1,031	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended March 31,
	2020		2019
Residential revenue	$13,559	74.6%	$11,065	76.1%
Business revenue	4,471	24.6	3,414	23.5
Other revenue	151	0.8	64	0.4
Communications revenue	$18,181	100.0%	$14,543	100.0%

Internet	$11,199	61.6%	$8,449	58.1%
Television	4,236	23.3	3,898	26.8
Telephone	2,691	14.8	2,167	14.9
Other	55	0.3	29	0.2
Communications revenue	$18,181	100.0%	$14,543	100.0%

Net loss	$(5,536)		(4,810)
EBITDA (a)	3,223		1,031

Capital expenditures	7,163		11,958

	As of March 31, 2020	As of December 31, 2019	As of September 30, 2019	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018
Residential customer information:
Households served	49,684	47,744	45,228	42,760	40,338	37,351
Households passed (b)	143,505	140,986	137,269	132,984	127,253	122,396
Households served/passed	34.6%	33.9%	32.9%	32.2%	31.7%	30.5%
Total households in current markets and new markets announced (c)	171,121	160,884	159,974	159,974	152,840	152,840

(a) Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") is a supplemental non-GAAP performance measure that is frequently used in capital-intensive industries such as telecommunications. ALLO's management uses EBITDA to compare ALLO's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. EBITDA excludes interest and income taxes because these items are associated with a company's particular capitalization and tax structures. EBITDA also excludes depreciation and amortization expense because these non-cash expenses primarily reflect the impact of historical capital investments, as opposed to the cash impacts of capital expenditures made in recent periods, which may be evaluated through cash flow measures. The Company reports EBITDA for ALLO because the Company believes that it provides useful additional information for investors regarding a key metric used by management to assess ALLO's performance. There are limitations to using EBITDA as a performance measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from ALLO's calculations. In addition, EBITDA should not be considered a substitute for other measures of financial performance, such as net income or any other performance measures derived in accordance with GAAP. A reconciliation of EBITDA from net income (loss) under GAAP is presented under "Summary and Comparison of Operating Results" in the table above.
(b) Represents the number of single residence homes, apartments, and condominiums that ALLO already serves and those in which ALLO has the capacity to connect to its network distribution system without further material extensions to the transmission lines, but have not been connected.
(c) During the second quarter of 2019, ALLO announced plans to expand its network to make services available in Breckenridge, Colorado. During the fourth quarter of 2019, ALLO announced plans to expand its network to make services available in Imperial, Nebraska. During the first quarter of 2020, ALLO announced plans to expand its network to make services available in Norfolk, Nebraska. ALLO is now in twelve communities, including ten in Nebraska and two in Colorado.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2020, the Company had a $20.6 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.8 years. For a summary of the Company’s loan portfolio as of March 31, 2020 and December 31, 2019, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans:

	Three months ended March 31,
	2020	2019
Beginning balance	$20,798,719	22,520,498
Loan acquisitions:
Federally insured student loans	349,061	270,015
Private education loans	47,605	—
Consumer loans	62,831	70,121
Total loan acquisitions	459,497	340,136
Repayments, claims, capitalized interest, and other	(312,579)	(504,720)
Consolidation loans lost to external parties	(216,327)	(273,271)
Consumer loans sold	(124,245)	—
Ending balance	$20,605,065	22,082,643
Allowance for Loan Losses and Loan Delinquencies
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (“ASC 326”), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.
The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for financial assets measured at amortized cost at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses.
Upon adoption, the Company recorded an increase to the allowance for loan losses of $91.0 million, which included a reclassification of the non-accretable discount balance and premiums related to loans purchased with evidence of credit deterioration, and decreased retained earnings, net of tax, by $18.9 million. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 (recognizing estimated credit losses expected to occur over the asset's remaining life) while prior period amounts continue to be reported in accordance with previously applicable GAAP (recognizing estimated credit losses using an incurred loss model); therefore, the comparative information for 2019 is not comparable to the information presented for 2020.
Management has determined that each of the federally insured, private education, and consumer loan portfolios meet the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.
For a summary of the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019, and a summary of the Company's loan status and delinquency amounts as of March 31, 2020, December 31, 2019, and March 31, 2019, see note 2 of the notes to consolidated financial statements included under Part 1, Item 1 of this report.
Provision for loan losses was $76.3 million and $7.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in the provision for loan losses in 2020 as compared to 2019 was due to an incremental provision in 2020 of $63.0 million for the increase in expected defaults as a result of the COVID-19 pandemic and an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired during the first quarter of 2019 in which the provision for loan losses was recognized based upon an incurred loss methodology.

The Company's total allowance for loan losses of $208.9 million at March 31, 2020 represents reserves equal to 0.7% of the Company's federally insured loans (or 29.1% of the risk sharing component of the loans that is not covered by the federal guaranty), 8.4% of the Company's private education loans, and 26.8% of the Company's consumer loans.
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

	Three months ended March 31,
	2020	2019
Variable loan yield, gross	3.98%	5.04%
Consolidation rebate fees	(0.83)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.01	0.03
Variable loan yield, net	3.16	4.23
Loan cost of funds - interest expense	(2.58)	(3.47)
Loan cost of funds - derivative settlements (a) (b)	0.04	0.04
Variable loan spread	0.62	0.80
Fixed rate floor income, gross	0.36	0.19
Fixed rate floor income - derivative settlements (a) (c)	0.04	0.31
Fixed rate floor income, net of settlements on derivatives	0.40	0.50
Core loan spread (d)	1.02%	1.30%

Average balance of loans	$20,793,758	22,313,270
Average balance of debt outstanding	20,616,771	21,989,065

(a) Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations" in note 4 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended March 31,
	2020	2019
Core loan spread	1.02%	1.30%
Derivative settlements (1:3 basis swaps)	(0.04)	(0.04)
Derivative settlements (fixed rate floor income)	(0.04)	(0.31)
Loan spread	0.94%	0.95%

(b) Derivative settlements consist of net settlements received related to the Company’s 1:3 basis swaps.
(c) Derivative settlements consist of net settlements received related to the Company’s floor income interest rate swaps.
(d) Core loan spread, excluding consumer loans, would have been 0.97% and 1.22% for the three months ended March, 31, 2020 and 2019, respectively.

A trend analysis of the Company's core and variable loan spreads is summarized below.

1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
Core and Variable Loan Spreads
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
Asset / Liability Base Rate Spread (a)
1.30%
1.21%
1.17%
1.14%
1.02%
0.08%
0.05%
0.10%
0.12%
0.29%
0.80%
0.78%
0.81%
0.76%
0.62%
Q1 19
Q2 19
Q3 19
Q4 19
Q1 20
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
Variable loan spread decreased during the three months ended March 31, 2020 as compared to the same period in 2019 due to a widening of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first quarter of 2020 was the result of a significant decrease in interest rates during March 2020. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. As the Company's debt resets at lower interest rates during the second quarter of 2020, the Company expects variable loan spread to increase from current levels. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s FFELP student loan assets and related funding for those assets.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of the Company's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended March 31,
	2020	2019
Fixed rate floor income, gross	$18,758	10,425
Derivative settlements (a)	2,125	16,701
Fixed rate floor income, net	$20,883	27,126
Fixed rate floor income contribution to spread, net	0.40%	0.50%
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.

The increase in gross fixed rate floor income for the three months ended March 31, 2020 compared to the same period in 2019 was due to lower interest rates in 2020 as compared to 2019. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. The decrease in derivative settlements from the floor income interest rate swaps in 2020 as compared to 2019 was due to a decrease in the notional amount of derivatives outstanding and a decrease in interest rates. The Company anticipates receiving increased levels of gross fixed rate floor income in future periods as a result of the significant drop in interest rates in March 2020. This increase will be partially offset by a decrease in net settlements received on derivatives used to hedge these loans. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of March 31, 2020, the interest earned on a principal amount of $18.8 billion in the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $18.5 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2019 Annual Report.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2020	2019	Additional information
Net interest income after provision for loan losses	$(23,622)	51,068	See table below for additional analysis.
Gain on sale of loans	18,206	—	The Company sold a portfolio of consumer loans in 2020 and recognized a gain of $18.2 million.
Other income	3,215	3,525	Represents primarily borrower late fees. The Company anticipates borrower late fees will decrease in future periods impacted by the COVID-19 pandemic as a result of borrower relief initiatives.
Impairment expense	(26,303)	—	The 2020 amount represents impairment of the Company's beneficial interest in consumer loan securitization investments. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Derivative settlements, net	4,237	19,035	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(20,602)	(30,574)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps. During the first quarter of 2020 and 2019, there was a significant decrease in the forward yield curve resulting in a decrease in the fair value of the Company's floor income interest rate swaps that resulted in a loss in both periods. Although the decrease in the forward yield curve was more substantial in 2020 as compared to 2019, the notional amount of derivatives outstanding during 2020 was much lower than compared to 2019.
Total other income/expense	(21,247)	(8,014)
Salaries and benefits	443	378
Other expenses	3,717	3,837	The primary component of other expenses is servicing fees paid to third parties.
Intersegment expenses	11,916	12,287	Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	16,076	16,502
Total operating expenses, excluding the 2020 impairment of the Company's beneficial interest in consumer loan securitizations, were 31 basis points and 30 basis points of the average balance of loans for the three months ended March 31, 2020 and 2019, respectively.

(Loss) income before income taxes	(60,945)	26,552
Income tax benefit (expense)	14,627	(6,372)	Represents income tax benefit (expense) at an effective tax rate of 24%.
Net (loss) income	$(46,318)	20,180

Additional information:
Net (loss) income	$(46,318)	20,180
Derivative market value adjustments, net	20,602	30,574	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The decrease in net income to a net loss for the three months ended March 31, 2020 as compared to the same period in 2019 was due to (i) the impairment of the Company's beneficial interest in consumer loan securitizations recognized in 2020; (ii) the decrease in core loan spread and the average balance of loans in 2020 as compared to 2019; (iii) an incremental provision for loan losses in 2020 of $63.0 million (pre-tax) related to the increase in expected defaults as a result of the COVID-19 pandemic; and (iv) an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired during the first quarter of 2019 for which the provision for loan losses was recognized based upon an incurred loss methodology. These items were partially offset by a $18.2 million (pre-tax) gain in 2020 from the sale of consumer loans.
Tax effect	(4,944)	(7,338)
Net (loss) income, excluding derivative market value adjustments	$(30,660)	43,416

Net interest income, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,
	2020	2019	Additional information
Variable interest income, gross	$205,512	277,024	Decrease was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(43,137)	(46,491)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	660	1,375	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	163,035	231,908
Interest on bonds and notes payable	(132,668)	(187,957)	Decrease was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	2,112	2,334	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	32,479	46,285
Fixed rate floor income, gross	18,758	10,425	Fixed rate floor income increased due to lower interest rates in 2020 as compared to 2019.
Derivative settlements, net (a)	2,125	16,701
Derivative settlements include the settlements received related to the Company's floor income interest rate swaps. Decrease in settlements was due to a decrease in the notional amount of derivatives outstanding and lower interest rates in 2020 as compared to 2019.

Fixed rate floor income, net of settlements on derivatives	20,883	27,126
Core loan interest income (a)	53,362	73,411
Investment interest	4,133	4,534	Decrease was due to lower interest rates in 2020 as compared to 2019.
Intercompany interest	(581)	(842)
Provision for loan losses - federally insured loans	(39,323)	(2,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - private education loans	(9,800)	—
Provision for loan losses - consumer loans	(27,176)	(5,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$(19,385)	70,103	Excluding the incremental provision for loan losses in 2020 of $63.0 million related to the increase in expected defaults as a result of the COVID-19 pandemic, net interest income after provision for loan losses (net of settlements on derivatives) for the three months ended March 31, 2020 would have been $43.6 million. This decrease was due to a decrease in core loan spread and the average balance of loans in 2020 as compared to 2019.
(a) Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations" in note 4 and in this table.

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
Sources of Liquidity
As of March 31, 2020, the Company had cash and cash equivalents of $204.8 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $57.1 million as of March 31, 2020.
The Company also has a $455.0 million unsecured line of credit that matures on December 16, 2024. As of March 31, 2020, there was $100.0 million outstanding on the unsecured line of credit and $355.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. In addition, the Company has a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of March 31, 2020, the secured line of credit had $5.0 million outstanding and $17.0 million was available for future use.
In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2020, the Company holds $15.0 million (par value) of its own asset-backed securities.
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
Cash Flows
On a calendar year annual basis, the Company has historically generated positive cash flow from operations.
As part of the Company’s Education Technology, Services, and Payment Processing operating segment, the Company collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the Company’s consolidated balance sheet. These accounts fluctuate with the fall and spring school terms based on the timing of when the Company collects tuition payments from customers and remits such payments to schools, resulting in these balances being significantly lower as of March 31 as compared to the balances as of December 31. The “due to customers” liability account decreased $217.9 million and $153.2 million for the three months ended March 31, 2020 and 2019, respectively. These decreases negatively impacted cash used in operating activities in the Company’s consolidated statements of cash flows for these periods.
During the three months ended March 31, 2020, the Company used $144.5 million in operating activities, compared to using $139.7 million for the same period in 2019. Excluding the impact of the decrease in the "due to customers" liability account, the Company generated $73.4 million from operating activities for the three months ended March 31, 2020, compared to generating $13.5 million from operating activities for the same period in 2019. The increase in such cash flows from operating activities was due to:
•Adjustments to net income (loss) for the impact of the non-cash provision for loan losses and impairment charges; and
•The impact of changes to accounts receivable and other assets during the three months ended March 31, 2020 as compared to the same period in 2019.
These factors were partially offset by:
•The decrease in net income to a net loss;
•The adjustments to net income for derivative market value adjustments;

•Adjustments to net income (loss) for the impact of the gain from sale of loans and deferred taxes; and
•The impact of changes to other liabilities during the three months ended March 31, 2020 as compared to the same period in 2019.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2020 was $105.7 million and $83.5 million, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2019 was $386.3 million and $387.4 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2020
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$20,175,293	5/27/25 - 4/25/68
FFELP, private education, and consumer loan warehouse facilities	435,096	5/20/21 - 5/31/22
	$20,610,389
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
As of March 31, 2020, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.27 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2020. As of March 31, 2020, the Company had $20.0 billion of loans included in asset-backed securitizations, which represented 97.3 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of March 31, 2020, private education and consumer loans funded with operating cash, and loans acquired subsequent to March 31, 2020.

Asset-backed Securitization Cash Flow Forecast
$2.27 billion
(dollars in millions)

$350
$300
$250
$200
$150
$100
$50
$-
Turbo Transactions
Monthly/Quarterly Releases
$290
$305
$300
$230
$190
$250
$115
$135
$105
$90
$100
$60
$40
$30
$30
$250
2020 (Q2-Q4)
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033 and after

The forecasted future undiscounted cash flows of approximately $2.27 billion include approximately $1.06 billion (as of March 31, 2020) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $1.21 billion, or approximately $0.92 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's March 31, 2020 balance of consolidated shareholders' equity.
Two of the Company’s asset-backed securitizations as of March 31, 2020 are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any outstanding principal generally until such time as all principal on the notes has been paid in full. Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitizations will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $180 million to $210 million.
Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $45 million to $65 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2019 Annual Report. In addition, the COVID-19 pandemic may impact forecasted cash flows from the Company's asset-backed securitizations. See Part II, Item 1A. "Risk Factors - The COVID-19 pandemic has adversely impacted our results of operations, and could continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows" in this report.
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
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2020, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.1 billion, of which $0.3 billion was outstanding and $0.8 billion was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 20, 2020). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 20, 2021). The other warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements. As of March 31, 2020, the Company had $18.5 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2020, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company has a consumer loan warehouse facility that has an aggregate maximum financing amount available of $200.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of March 31, 2020, $67.1 million was outstanding under this facility and $132.9 million was available for future funding. Additionally, as of March 31, 2020, the Company had $29.1 million advanced as equity support under this facility.
On February 13, 2020, the Company closed on a private education loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On March 20, 2020, the facility was amended to increase the maximum financing amount to $200.0 million. The facility has an advance rate of 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of March 31, 2020, $85.5 million was outstanding under this warehouse facility and $114.5 million was available for future funding. Additionally, as of March 31, 2020, the Company had $9.2 million advanced as equity support under this facility.
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

Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2020, $466.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During the first three months of 2020, the Company completed three FFELP asset-backed securitizations totaling $1.1 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on these securitizations.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2020, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or make variation margin payments to its third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.
Liquidity Impact Related to the Communications Operating Segment
ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. For the three months ended March 31, 2020, ALLO's capital expenditures were $7.2 million. The Company currently anticipates total ALLO network capital expenditures for the remainder of 2020 (April 1, 2020 - December 31, 2020) will be approximately $30 million. However, this amount could change based on customer demand for ALLO's services. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures, as well as potentially other third-party financing alternatives.
Other Debt Facilities
As discussed above, the Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of March 31, 2020, the unsecured line of credit had $100.0 million outstanding and $355.0 million was available for future use. The Company also has a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of March 31, 2020, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.

The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of March 31, 2020, the Company had $20.4 million of Hybrid Securities that remain outstanding.
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
Shares repurchased by the Company during the three months ended March 31, 2020 are shown below. Such shares were repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock, and not as part of the stock repurchase program.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2020	24,885	$1,253	50.36
Subsequent to March 31, 2020, through May 7, 2020, the Company has repurchased 791,104 shares of the Company's Class A common stock for $35.4 million ($44.73 per share). These repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As of May 7, 2020, 4,012,773 shares remain authorized for purchase under the Company's repurchase program.
Dividends
On March 13, 2020, the Company paid a first quarter 2020 cash dividend on the Company's Class A and Class B common stock of $0.20 per share. In addition, the Company's Board of Directors has declared a second quarter 2020 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.20 per share. The second quarter cash dividend will be paid on June 15, 2020 to shareholders of record at the close of business on June 1, 2020.
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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2020		As of December 31, 2019
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$4,434,949	21.5%	$3,647,365	17.5%
Variable-rate loan assets	16,170,116	78.5	17,151,354	82.5
Total	$20,605,065	100.0%	$20,798,719	100.0%

Fixed-rate debt instruments	$820,042	4.0%	$562,203	2.7%
Variable-rate debt instruments	19,915,728	96.0	20,240,977	97.3
Total	$20,735,770	100.0%	$20,803,180	100.0%
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
As a result of the significant drop in interest rates in March 2020, the Company earned $0.9 million of variable-rate floor income on $1.4 billion of FFELP loans during the three months ended March 31, 2020. No variable-rate floor income was earned by the Company in 2019.
A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2020	2019
Fixed rate floor income, gross	$18,758	10,425
Derivative settlements (a)	2,125	16,701
Fixed rate floor income, net	$20,883	27,126
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased for the three months ended March 31, 2020 as compared to the same period in 2019 due to lower interest rates in 2020 as compared to 2019.
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
The decrease in derivative settlements from the floor income interest rate swaps in 2020 as compared to 2019 was due to a decrease in the notional amount of derivatives outstanding and a decrease in interest rates.
The Company anticipates receiving increased levels of gross fixed rate floor income in future periods as a result of the significant drop in interest rates in March 2020. This increase will be partially offset by a decrease in net settlements received on derivatives used to hedge these loans.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2020.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
4.0 - 4.49%	4.24%	1.60%	$872,708
4.5 - 4.99%	4.71%	2.07%	703,949
5.0 - 5.49%	5.22%	2.58%	461,229
5.5 - 5.99%	5.67%	3.03%	312,875
6.0 - 6.49%	6.19%	3.55%	361,038
6.5 - 6.99%	6.70%	4.06%	352,930
7.0 - 7.49%	7.17%	4.53%	125,752
7.5 - 7.99%	7.71%	5.07%	227,095
8.0 - 8.99%	8.18%	5.54%	532,903
> 9.0%	9.05%	6.41%	202,149
			$4,152,628
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2020, the weighted average estimated variable conversion rate was 3.29% and the short-term interest rate was 144 basis points.
The following table summarizes the outstanding derivative instruments as of March 31, 2020 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2020	$1,000,000	1.00%
2021	600,000	2.15
2022 (b)	250,000	1.65
2023	150,000	2.25
	$2,000,000	1.52%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

(b)  These derivatives have forward effective start dates in June 2021. Excluding these derivatives, the weighted average fixed rate paid by the Company on its floor income derivative portfolio was 1.50% as of March 31,
2020.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2020.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$18,752,338	—
3 month H15 financial commercial paper	Daily	811,993	—
3 month Treasury bill	Daily	620,721	—
1 month LIBOR	Monthly	—	11,335,213
3 month LIBOR (a)	Quarterly	—	7,190,703
Fixed rate	—	—	773,997
Auction-rate (b)	Varies	—	763,476
Asset-backed commercial paper (c)	Varies	—	282,505
Other (d)	—	1,409,922	1,249,080
		$21,594,974	21,594,974

(a) The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2020.

Maturity	Notional amount (i)
2020	$1,000,000
2021	250,000
2022 (ii)	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$7,150,000
(i) The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2020 was one-month LIBOR plus 9.7 basis points.
(ii) $750 million of the notional amount of these derivatives have forward effective start dates in May 2020.
(b) As of March 31, 2020, the Company was sponsor for $763.5 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(c) The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.
(d) Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2019 Annual Report.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(9,915)	(19.9)%	$(16,552)	(33.2)%	$(1,974)	(4.0)%	$(5,924)	(11.9)%
Impact of derivative settlements	4,351	8.7	13,053	26.2	1,591	3.2	4,774	9.6
Increase (decrease) in net income before taxes	$(5,564)	(11.2)%	$(3,499)	(7.0)%	$(383)	(0.8)%	$(1,150)	(2.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$(0.07)		$(0.01)		$(0.02)

	Three months ended March 31, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(3,470)	(6.5)%	$(5,284)	(10.0)%	$(2,571)	(4.9)%	$(7,713)	(14.5)%
Impact of derivative settlements	9,123	17.2	27,370	51.6	1,849	3.5	5,548	10.4
Increase (decrease) in net income before taxes	$5,653	10.7%	$22,086	41.6%	$(722)	(1.4)%	$(2,165)	(4.1)%
Increase (decrease) in basic and diluted earnings per share	$0.11		$0.42		$(0.01)		$(0.04)
Financial Statement Impact – Derivatives
For a table summarizing the effect of derivative instruments in the consolidated statements of operations, including the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of operations, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
Effective January 1, 2020, the Company implemented ASU No. 2016-13, Financial Instruments - Credit Losses. As a result, management made the following significant modifications to the Company's internal control over financial reporting environment, including changes to accounting policies and procedures, operational processes, and documentation practices:
(a)  Updated written policies and procedures addressing selected methods and policies for developing the allowance for loan losses and determining significant judgments, including the data used; assessment of risk; and identification of significant assumptions in the allowance estimation process.

(b) Developed a process to evaluate whether adjustments to the selected methodology are necessary based on historical information, current economic conditions, and reasonable and supportable forecasts.
(c) Updated documentation for assumptions and data used to develop its loss rates, including evaluation of the relevance and reliability of any external data; amount and timing of expected cash flows; and remaining life of loan methodologies.
There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that the majority of its employees are working remotely due to the COVID-19 pandemic. The Company is continually monitoring and assessing the effect of the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information set forth in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 under Item 3 of Part I of such Form 10-K.
ITEM 1A.  RISK FACTORS
The following risk factors provide supplements and updates to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 in response to Item 1A of Part I of such Form 10-K:
The COVID-19 pandemic has adversely impacted our results of operations, and could continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows.
The rapid outbreak of the respiratory disease caused by a novel strain of coronavirus, coronavirus 2019 or COVID-19 (“COVID-19”), was declared a global pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President on March 13, 2020. Beginning on March 15, 2020, many businesses and schools closed or reduced hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implemented various containment efforts, including lockdowns on non-essential business, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world markets. These effects have adversely impacted our results of operations for the three months ended March 31, 2020, and if these effects continue for a prolonged period or result in sustained economic stress or recession, they could have a material adverse impact on us in a number of ways related to credit, interest rates, operations, and other risks as described in more detail below.
Credit Risks
COVID-19 is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, we expect many individual student and consumer borrowers will experience financial hardship, making it difficult, if not impossible, to meet loan payment obligations without temporary assistance. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
Due to these circumstances, for the three months ended March 31, 2020, we recognized an increase to the expense provision for loan losses of $63.0 million (pre-tax) and a $26.3 million (pre-tax) impairment charge on our beneficial interest in consumer loans securitizations. The increase in the provision for loan losses and impairment expense were based on an evaluation of current and forecasted economic conditions, directly taking into consideration the negative impact of COVID-19 on the U.S. economy. We evaluated and considered several forecasted economic scenarios when making these adjustments. We also considered the characteristics of our loan portfolios and their expected behavior in the forecasted economic scenarios. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of these assessments, specifically related to the severity and length of the downturn and the timing and extent of subsequent recovery, it could result in additional allowance for loan losses and impairment charges being recorded in future periods.

Interest Rate Risks
Our net interest income and profitability have been and could further be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices has caused and could cause a loss of net interest income and adverse changes in current fair value measurements of our assets and liabilities. Fluctuations in interest rates have impacted and will continue to impact both the level of income and expense recorded on most of our assets and liabilities and the value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
For example, during the three months ended March 31, 2020, we experienced a decrease in variable loan spread due to a significant widening of the basis between the asset and debt indices in which we earn interest on our loans and funds such loans. This widening was the result of a significant decrease in interest rates during March 2020 as a result of COVID-19. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on our assets occurring daily in contrast to the timing of the interest resets on our debt that occurs either monthly or quarterly. Although such compression is generally expected to be mitigated over time as interest rates on our debt are reset to reflect the lower interest rate environment, interest rate volatility may continue to have an adverse impact on us.
Operational Risks
The majority of our employees have had to move to a work-from-home environment. We have never had to run our operations to such extent remotely for an extended period of time, and it is possible we will encounter significant challenges to running our businesses. Our operations rely on the efficient and secure collection, processing, storage, and transmission of personal, confidential, and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. Unanticipated issues arising from handling personal, confidential, and other information from a less efficient work-from-home environment could adversely impact our operations and lead to greater risks for us, including cybersecurity risks.
Schools have largely moved to on-line classes for their students. It is unclear at this time whether schools will be back to on-campus learning beginning with the 2020/2021 academic year. Student loan application volumes have begun to decrease and our current expectation is that new student loan volumes will decline in 2020 compared with 2019. The magnitude of the expected decline depends upon many factors, including the economic impact caused by the pandemic coupled with uncertainty regarding on-line versus in person classes. A decline in school enrollments could also reduce demand for our education technologies, services, and payment processing products and services.
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, federal student loan payments and interest accruals were suspended on all loans owned by the Department of Education (the “Department”) until September 30, 2020. The Department instructed us and other student loan servicers to apply the benefits of the law retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19. Although we will receive less servicing revenue per borrower through September 30, 2020 based on borrower status, we currently anticipate more borrowers being in a current status subsequent to September 30, 2020, at which time our revenue per borrower is expected to increase. We do not currently anticipate an adverse impact from the CARES Act on the total amount of revenue to be earned for the remainder of 2020 under our Department servicing contracts. However, the revenue recognized in the second and third quarters of 2020 is expected to be lower and revenue in the fourth quarter of 2020 is expected to be higher, than in corresponding prior periods. While federal student loan payments are suspended, we anticipate a decrease in operating expenses due to a significant reduction of borrower statement printing and postage costs.
Although the CARES Act does not apply to our FFELP loans, private education loans, or consumer loans, several states have announced various initiatives to suspend payment obligations for private education loan borrowers in those states, and we are proactively providing relief for our FFELP, private education, and consumer loan borrowers. Due to uncertainties regarding, among other things, the duration of the COVID-19 pandemic and any new legislation, regulations, guidance, or widely accepted practices with respect to relief to loan borrowers, we are not able to estimate the ultimate impact that debt relief measures will have on our results of operations.
We anticipate a decrease in FFELP, private education, and consumer loan servicing revenue in future periods that are impacted by the COVID-19 pandemic, due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing.

Liquidity and Capital Resources
We currently believe our liquidity and capital resources position is strong, and we expect to be able to fund our business operations in 2020. We also currently plan to continue making regular quarterly dividend payments on our Class A and Class B common stock, subject to future earnings, capital requirements, financial condition, and other factors. However, if circumstances surrounding COVID-19 continue to change in significantly adverse ways, our liquidity and capital resources position could be materially and adversely affected, which could adversely impact our businesses, cash flows (including forecasted cash flows from our asset-backed securitizations), and overall financial condition, and could also result in a reduction, suspension, or discontinuation of quarterly dividend payments on our Class A and Class B common stock.
* * * * *
The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including, among others: the scope and duration of the pandemic; the number of our employees, borrowers, customers, and vendors adversely affected by the pandemic; the impact of the pandemic on schools, student enrollment, and the need for student and consumer loans; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial, and economic impacts of the pandemic; any further legislative or regulatory changes that suspend or reduce payments or cancel or discharge obligations for student or consumer loan borrowers; any reputational damage related to the broader reception and perception of our response to the pandemic; and the impact of the pandemic on local, U.S., and world economies. However, as with many other businesses, the impact of the COVID-19 pandemic, or any other pandemic, on our business could be material and adverse. To the extent that the COVID-19 pandemic continues to adversely affect the U.S. and world economies and/or adversely affects our businesses, results of operations, financial condition, and/or cash flows, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the "Risk Factors" section of our 2019 Annual Report on Form 10-K or risks described in our other filings with the Securities and Exchange Commission.
Our largest fee-based customer, the Department of Education, represented 30 percent of our revenue in 2019. Failure to extend the Department contracts or obtain new Department contracts for different components, our inability to consistently surpass competitor performance metrics, or unfavorable contract modifications or interpretations, could significantly lower servicing revenue and hinder future service opportunities.
Our subsidiaries Nelnet Servicing, LLC (“Nelnet Servicing”) and Great Lakes Educational Loan Services, Inc. (“Great Lakes”) are two of four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) that have student loan servicing contracts awarded by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department. The Department also has contracts with 31 not-for-profit (“NFP”) entities to service student loans, although currently five NFP servicers service the volume allocated to these 31 entities. As of March 31, 2020, Nelnet Servicing was servicing $185.5 billion of student loans for 5.5 million borrowers under its contract, and Great Lakes was servicing $243.2 billion of student loans for 7.3 million borrowers under its contract. For the year ended December 31, 2019, we recognized a total of $343.6 million in revenue from the Department under these contracts, which represented 30 percent of our revenue. For the three months ended March 31, 2020, we recognized a total of $85.1 million in revenue from the Department under these contracts.
The current servicing contracts with the Department expire on December 14, 2020 and provide the potential for two additional six-month extensions at the Department’s discretion through December 14, 2021.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019 and October 4, 2019, we responded to the EPS solicitation component. On January 16, 2020, the Department released an amendment to the EPS solicitation component and we responded on February 3, 2020. In addition, on August 1, 2019, we responded to the BPO solicitation component. On January 10, 2020, the Department released an amendment to the BPO solicitation component and we responded on January 30, 2020. EPS is the transitional technology system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers for a period of time before eventually moving to OPS in the future. However, on April 3, 2020, the Department cancelled the OPS solicitation component. BPO is the back office and call center operational functions for servicing the Department's student loan customers.
On March 30, 2020, we received a letter from the Department notifying us that our proposal in response to the EPS component has been determined to be outside of the competitive range and will receive no further consideration for an award. On April 13, 2020, we filed a protest with the Government Accountability Office ("GAO") challenging the Department's decision to cancel the OPS solicitation component without amending the EPS solicitation component. In addition, on April 27, 2020, we filed a supplemental protest challenging on a number of bases the Department’s competitive range exclusion of our proposal from the EPS solicitation component and requesting that the GAO restore our ability to participate in the EPS solicitation. The Department has not yet awarded a contract for the EPS component. Under applicable law, as of the date of the Company's initial protest filing, the Department is subject to a stay from awarding a contract until all protests are resolved. We cannot predict the timing or nature of the outcome of our protests.
The Department has not yet made an award for the BPO component and we cannot predict the timing, nature, or outcome of the BPO solicitation. If the Department's EPS decision stands, Nelnet Servicing and Great Lakes will eventually be required to migrate their portfolios onto another provider's system after an award is made, and we would ultimately need to restructure our loan servicing segment for long-term success. If we are awarded a BPO contract for operational services, it would partially mitigate the impact of not being awarded the EPS component.
In the event that our servicing contracts are not extended beyond the current expiration date or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks to us and uncertainties regarding the current Department contracts and potential future Department contracts, including the pending and uncertain nature of the Department’s current contract procurement process, which could be subject to potential delays, cancellations, or material changes to the structure of the contract procurement process; the possibility that new contract awards may be challenged by various interested parties and may not be finalized within the currently anticipated time frame or at all; the uncertain timing and nature of the outcome of our protests related to the EPS component; risks that we may not be successful in obtaining any new contracts with the Department; and risks and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the timing or outcome of the Department's contract procurement solicitations.
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
Additionally, we are partially dependent on the existing Department contracts to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of these contracts provide us the scale and infrastructure needed to profitably expand into new business opportunities. Failure to extend the Department contracts beyond the current expiration date, or obtain new Department contracts, could significantly hinder future opportunities, as well as result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2020 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2020	79	$58.78	—	4,803,877
February 1 - February 29, 2020	—	—	—	4,803,877
March 1 - March 31, 2020	24,806	50.33	—	4,803,877
Total	24,885	$50.36	—
(a) The total number of shares consists of shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On May 8, 2019, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022.
Working capital and dividend restrictions/limitations
The Company's $455.0 million unsecured line of credit, which is available through December 16, 2024, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, the payment of dividends by the Company is subject to the terms of the Company's outstanding junior subordinated hybrid securities, which generally provide that if the Company defers interest payments on those securities it cannot pay dividends on its capital stock. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.
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

NELNET, INC.

Date:	May 7, 2020	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 7, 2020	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer