Form 10-Q
period 2020-06-30
NELNET INC
filed 2020-08-06
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, there were 27,152,828 and 11,171,609 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2020	December 31, 2019
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $209,445 and $61,914, respectively)	$20,460,873	21,402,868
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	14,242	13,922
Cash and cash equivalents - held at a related party	53,298	119,984
Total cash and cash equivalents	67,540	133,906
Investments	449,700	247,099
Restricted cash	585,236	650,939
Restricted cash - due to customers	268,539	437,756
Accounts receivable (net of allowance for doubtful accounts of $3,901 and $4,455, respectively)	73,783	115,391
Goodwill	156,912	156,912
Intangible assets, net	66,733	81,532
Property and equipment, net	350,043	348,259
Other assets	131,849	134,308
Total assets	$22,611,208	23,708,970
Liabilities:
Bonds and notes payable	$19,726,158	20,529,054
Accrued interest payable	32,760	47,285
Other liabilities	242,965	303,781
Due to customers	268,539	437,756
Total liabilities	20,270,422	21,317,876
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,232,836 shares and 28,458,495 shares, respectively	272	285
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,171,609 shares and 11,271,609 shares, respectively	112	113
Additional paid-in capital	1,867	5,715
Retained earnings	2,331,312	2,377,627
Accumulated other comprehensive earnings	3,233	2,972
Total Nelnet, Inc. shareholders' equity	2,336,796	2,386,712
Noncontrolling interests	3,990	4,382
Total equity	2,340,786	2,391,094
Total liabilities and equity	$22,611,208	23,708,970

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$20,488,321	21,399,382
Restricted cash	567,064	639,816
Other assets	30	31
Bonds and notes payable	(19,856,362)	(20,742,798)
Accrued interest payable and other liabilities	(97,523)	(162,494)
Net assets of consolidated education and other lending variable interest entities	$1,101,530	1,133,937
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loan interest	$146,140	238,222	327,933	480,555
Investment interest	5,743	8,566	13,141	16,819
Total interest income	151,883	246,788	341,074	497,374
Interest expense:
Interest on bonds and notes payable	85,248	186,963	219,366	378,733
Net interest income	66,635	59,825	121,708	118,641
Less provision for loan losses	2,999	9,000	79,297	16,000
Net interest income after provision for loan losses	63,636	50,825	42,411	102,641
Other income/expense:
Loan servicing and systems revenue	111,042	113,985	223,778	228,883
Education technology, services, and payment processing revenue	59,304	60,342	142,979	139,502
Communications revenue	18,998	15,758	37,179	30,300
Gain on sale of loans	—	1,712	18,206	1,712
Other income	60,127	14,440	68,408	23,507
Impairment expense	(332)	—	(34,419)	—
Derivative market value adjustments and derivative settlements, net	1,910	(24,088)	(14,455)	(35,628)
Total other income/expense	251,049	182,149	441,676	388,276
Cost of services:
Cost to provide education technology, services, and payment processing services	15,376	15,871	38,181	36,930
Cost to provide communications services	5,743	5,101	11,325	9,860
Total cost of services	21,119	20,972	49,506	46,790
Operating expenses:
Salaries and benefits	119,247	111,214	239,125	222,272
Depreciation and amortization	29,393	24,484	57,041	48,697
Other expenses	37,052	45,417	80,439	89,233
Total operating expenses	185,692	181,115	376,605	360,202
Income before income taxes	107,874	30,887	57,976	83,925
Income tax expense	21,264	6,209	11,131	17,600
Net income	86,610	24,678	46,845	66,325
Net income attributable to noncontrolling interests	(128)	(59)	(895)	(115)
Net income attributable to Nelnet, Inc.	$86,482	24,619	45,950	66,210
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.21	0.61	1.16	1.65
Weighted average common shares outstanding - basic and diluted	39,203,404	40,050,065	39,579,459	40,210,787

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$86,610	24,678	46,845	66,325
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	3,236	(537)	221	(972)
Reclassification adjustment for (gains) losses recognized in net income, net	(112)	—	123	—
Income tax effect	(750)	129	(83)	233
Total other comprehensive income (loss)	2,374	(408)	261	(739)
Comprehensive income	88,984	24,270	47,106	65,586
Comprehensive income attributable to noncontrolling interests	(128)	(59)	(895)	(115)
Comprehensive income attributable to Nelnet, Inc.	$88,856	24,211	46,211	65,471

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2019	—	28,628,528	11,459,641	$—	286	115	636	2,321,407	3,552	4,298	2,330,294
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	24,619	—	59	24,678
Other comprehensive loss	—	—	—	—	—	—	—	—	(408)	—	(408)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(91)	(91)
Cash dividends on Class A and Class B common stock - $0.18 per share	—	—	—	—	—	—	—	(7,172)	—	—	(7,172)
Issuance of common stock, net of forfeitures	—	10,138	—	—	—	—	1,384	—	—	—	1,384
Compensation expense for stock based awards	—	—	—	—	—	—	1,590	—	—	—	1,590
Repurchase of common stock	—	(419,140)	—	—	(4)	—	(1,940)	(21,739)	—	—	(23,683)
Conversion of common stock	—	180,000	(180,000)	—	2	(2)	—	—	—	—	—
Balance as of June 30, 2019	—	28,399,526	11,279,641	$—	284	113	1,670	2,317,115	3,144	4,292	2,326,618

Balance as of March 31, 2020	—	28,582,032	11,271,609	$—	286	113	9,140	2,310,282	859	5,120	2,325,800
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	86,482	—	128	86,610
Other comprehensive income	—	—	—	—	—	—	—	—	2,374	—	2,374
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(534)	(534)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(7,733)	—	—	(7,733)
Issuance of common stock, net of forfeitures	—	23,853	—	—	—	—	1,660	—	—	—	1,660
Compensation expense for stock based awards	—	—	—	—	—	—	1,857	—	—	—	1,857
Repurchase of common stock	—	(1,473,049)	—	—	(15)	—	(10,790)	(56,469)	—	—	(67,274)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(1,250)	—	(750)	(2,000)
Balance as of June 30, 2020	—	27,232,836	11,171,609	$—	272	112	1,867	2,331,312	3,233	3,990	2,340,786

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	52	52
Net income	—	—	—	—	—	—	—	66,210	—	115	66,325
Other comprehensive loss	—	—	—	—	—	—	—	—	(739)	—	(739)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(113)	(113)
Cash dividends on Class A and Class B common stock - $0.36 per share	—	—	—	—	—	—	—	(14,403)	—	—	(14,403)
Issuance of common stock, net of forfeitures	—	141,529	—	—	1	—	3,876	—	—	—	3,877
Compensation expense for stock based awards	—	—	—	—	—	—	2,958	—	—	—	2,958
Repurchase of common stock	—	(720,467)	—	—	(7)	—	(5,786)	(34,248)	—	—	(40,041)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Conversion of common stock	—	180,000	(180,000)	—	2	(2)	—	—	—	—	—
Balance as of June 30, 2019	—	28,399,526	11,279,641	$—	284	113	1,670	2,317,115	3,144	4,292	2,326,618

Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	52	52
Net income	—	—	—	—	—	—	—	45,950	—	895	46,845
Other comprehensive income	—	—	—	—	—	—	—	—	261	—	261
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(589)	(589)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(15,679)	—	—	(15,679)
Issuance of common stock, net of forfeitures	—	172,275	—	—	1	—	4,600	—	—	—	4,601
Compensation expense for stock based awards	—	—	—	—	—	—	3,595	—	—	—	3,595
Repurchase of common stock	—	(1,497,934)	—	—	(15)	—	(12,043)	(56,469)	—	—	(68,527)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,867)	—	—	(18,867)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(1,250)	—	(750)	(2,000)
Balance as of June 30, 2020	—	27,232,836	11,171,609	$—	272	112	1,867	2,331,312	3,233	3,990	2,340,786
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2020	2019
Net income attributable to Nelnet, Inc.	$45,950	66,210
Net income attributable to noncontrolling interests	895	115
Net income	46,845	66,325
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	99,282	94,121
Loan discount accretion	(19,196)	(18,806)
Provision for loan losses	79,297	16,000
Derivative market value adjustments	24,513	67,635
Proceeds from termination of derivative instruments	—	2,119
Payments to clearinghouse - initial and variation margin, net	(24,453)	(77,229)
Gain on sale of loans	(18,206)	(1,712)
Gain from investments, net	(48,402)	(2,970)
(Gain) loss on repurchases and extinguishment of debt	(403)	1,801
Deferred income tax benefit	(14,762)	(15,023)
Non-cash compensation expense	3,581	3,138
Impairment expense	34,419	—
Increase in accrued interest receivable	(123,276)	(44,967)
Decrease (increase) in accounts receivable	41,608	(5,972)
Decrease (increase) in other assets, net	22,992	(6,065)
Decrease in the carrying amount of ROU asset	5,948	4,307
Decrease in accrued interest payable	(14,525)	(5,208)
Decrease in other liabilities	(26,817)	(504)
Decrease in the carrying amount of lease liability	(4,829)	(4,164)
Decrease in due to customers	(169,217)	(90,661)
Net cash used in operating activities	(105,601)	(17,835)
Cash flows from investing activities:
Purchases of loans	(872,987)	(997,123)
Purchases of loans from a related party	(75,118)	(32,580)
Net proceeds from loan repayments, claims, and capitalized interest	1,800,286	1,889,084
Proceeds from sale of loans	90,465	42,215
Purchases of available-for-sale securities	(112,675)	(1,010)
Proceeds from sales of available-for-sale securities	23,372	192
Proceeds from beneficial interest in loan securitizations	21,765	968
Purchases of other investments	(117,598)	(26,314)
Proceeds from other investments	6,770	23,763
Purchases of property and equipment	(46,994)	(43,715)
Net cash provided by investing activities	717,286	855,480
Cash flows from financing activities:
Payments on bonds and notes payable	(2,073,710)	(2,007,483)
Proceeds from issuance of bonds and notes payable	1,252,360	1,092,186
Payments of debt issuance costs	(5,863)	(5,515)
Payments to extinguish debt	—	(1,394)
Dividends paid	(15,679)	(14,403)
Repurchases of common stock	(68,527)	(40,041)
Proceeds from issuance of common stock	781	724
Acquisition of noncontrolling interest	(2,000)	—
Distribution to noncontrolling interests	(333)	(113)
Net cash used in financing activities	(912,971)	(976,039)
Net decrease in cash, cash equivalents, and restricted cash	(301,286)	(138,394)
Cash, cash equivalents, and restricted cash, beginning of period	1,222,601	1,192,391
Cash, cash equivalents, and restricted cash, end of period	$921,315	1,053,997

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$209,170	354,902
Cash disbursements made for income taxes, net of refunds and credits received	$7,949	11,529
Cash disbursements made for operating leases	$5,442	4,792
Noncash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$3,265	3,298
Receipt of beneficial interest in consumer loan securitizations	$38,490	7,921
Distribution to noncontrolling interest	$33	—
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

	As of	As of	As of	As of
	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Total cash and cash equivalents	$67,540	133,906	84,400	121,347
Restricted cash	585,236	650,939	690,580	701,366
Restricted cash - due to customers	268,539	437,756	279,017	369,678
Cash, cash equivalents, and restricted cash	$921,315	1,222,601	1,053,997	1,192,391
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current period presentation. These reclassifications include:
•Reclassifying the line item "accrued interest receivable" on the Company's consolidated balance sheet to "loans and accrued interest receivable" and "investments"; and
•Reclassifying "gain on sale of loans" that was previously included in "other income" to a new line item on the Company's consolidated statements of income.
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
The Company utilizes an undiscounted cash flow methodology in determining its lifetime expected credit losses on its federally insured and private education loan portfolios and a remaining life methodology for its consumer loan portfolio. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company has determined that, for modeling current expected credit losses, in general, the Company can reasonably estimate expected losses that incorporate current and forecasted economic conditions up to a one-year period. After this "reasonable and supportable" period, the Company uses a reversion period to the Company's actual long-term historical loss experience over a full economic life cycle. Historical credit loss experience provides the basis for the estimation of expected credit losses. Qualitative and quantitative adjustments to historical loss information are made separately on each of the Company’s federally insured, private education, and consumer loan portfolios.
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
Purchased Loans Receivable with Credit Deterioration (“PCD”)
The Company has purchased federally insured rehabilitation loans that have experienced more than insignificant credit deterioration since origination. Rehabilitation loans are loans that have previously defaulted, but for which the borrower has made a specified number of on-time payments. Although rehabilitation loans benefit from the same guarantees as other federally insured loans, rehabilitation loans have generally experienced redefault rates that are higher than default rates for federally insured loans that have not previously defaulted. These PCD loans are recorded at the amount paid. An allowance for loan losses is determined using the same methodology as for other loans held for investment. The sum of the loans’ purchase price and allowance for loan losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.
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

	As of	As of
	June 30, 2020	December 31, 2019
Federally insured student loans:
Stafford and other	$4,439,492	4,684,314
Consolidation	14,948,379	15,644,229
Total	19,387,871	20,328,543
Private education loans	293,218	244,258
Consumer loans	149,308	225,918
	19,830,397	20,798,719
Accrued interest receivable	856,880	733,497
Loan discount, net of unamortized loan premiums and deferred origination costs	(16,959)	(35,036)
Non-accretable discount	—	(32,398)
Allowance for loan losses:
Federally insured loans	(144,829)	(36,763)
Private education loans	(25,535)	(9,597)
Consumer loans	(39,081)	(15,554)
	$20,460,873	21,402,868
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
Subsequent to June 30, 2020, the Company made the decision to sell an additional $60.8 million (par value) of consumer loans to an unrelated third party who securitized such loans. As of June 30, 2020, these loans were classified as held for investment and are included in the table above. As partial consideration received for the consumer loans sold, the Company received a 25.4 percent residual interest in the consumer loan securitization. The Company currently anticipates recognizing a gain in the third quarter of 2020 of $14.8 million (pre-tax) from the sale of those loans.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of ASC 326 adoption	Provision for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sale	Balance at end of period
	Three months ended June 30, 2020
Federally insured loans	$146,759	—	(1,950)	(6,080)	—	6,100	—	144,829
Private education loans	23,056	—	2,322	(26)	183	—	—	25,535
Consumer loans	39,053	—	2,627	(2,820)	221	—	—	39,081
	$208,868	—	2,999	(8,926)	404	6,100	—	209,445

	Three months ended June 30, 2019
Federally insured loans	$40,934	—	2,000	(3,878)	—	—	—	39,056
Private education loans	10,587	—	—	(588)	158	—	—	10,157
Consumer loans	10,257	—	7,000	(2,652)	273	—	(1,500)	13,378
	$61,778	—	9,000	(7,118)	431	—	(1,500)	62,591

	Six months ended June 30, 2020
Federally insured loans	$36,763	72,291	37,373	(12,398)	—	10,800	—	144,829
Private education loans	9,597	4,797	12,121	(1,355)	375	—	—	25,535
Consumer loans	15,554	13,926	29,803	(7,170)	468	—	(13,500)	39,081
	$61,914	91,014	79,297	(20,923)	843	10,800	(13,500)	209,445

	Six months ended June 30, 2019
Federally insured loans	$42,310	—	4,000	(7,254)	—	—	—	39,056
Private education loans	10,838	—	—	(1,070)	389	—	—	10,157
Consumer loans	7,240	—	12,000	(4,658)	296	—	(1,500)	13,378
	$60,388	—	16,000	(12,982)	685	—	(1,500)	62,591
a) During the three and six months ended June 30, 2020, the Company acquired $292.7 million (par value) and $583.9 million (par value), respectively, of federally insured rehabilitation loans. These loans met the definition of PCD loans when they were purchased by the Company. The Company estimated that the expected credit losses relating to these loans was $6.1 million and $10.8 million, respectively, at the time of purchase. The noncredit discount recorded as part of these acquisitions will be recognized into interest income using an effective yield over the life of the loans.
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
The Company's provision expense for the three months ended June 30, 2020 was also impacted by the Company's estimate of certain improved economic conditions as of June 30, 2020 than what was used by the Company to determine the allowance for loan losses as of March 31, 2020. These improved economic conditions were partially offset by the Company extending its reversion period (to the Company's actual long-term historical loss experience) as of June 30, 2020, as the Company currently believes the economy will take longer to recover from the COVID-19 pandemic than what was originally estimated as of March 31, 2020.
The Company's total allowance for loan losses of $209.4 million at June 30, 2020 represents reserves equal to 0.7% of the Company's federally insured loans (or 29.1% of the risk sharing component of the loans that is not covered by the federal guaranty), 8.7% of the Company's private education loans, and 26.2% of the Company's consumer loans.

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

	As of June 30, 2020			As of December 31, 2019			As of June 30, 2019
Federally insured loans:
Loans in-school/grace/deferment	$936,746	4.8%		$1,074,678	5.3%		$1,222,021	5.8%
Loans in forbearance	5,370,466	27.7		1,339,821	6.6		1,420,120	6.7
Loans in repayment status:
Loans current	12,984,175		99.3%	15,410,993		86.0%	16,055,368		86.7%
Loans delinquent 31-60 days	2,057		—	650,796		3.6	677,113		3.7
Loans delinquent 61-90 days	165		—	428,879		2.4	443,988		2.4
Loans delinquent 91-120 days	23		—	310,851		1.7	269,688		1.5
Loans delinquent 121-270 days	101		—	812,107		4.5	755,093		4.1
Loans delinquent 271 days or greater	94,138		0.7	300,418		1.8	310,741		1.6
Total loans in repayment	13,080,659	67.5	100.0%	17,914,044	88.1	100.0%	18,511,991	87.5	100.0%
Total federally insured loans	19,387,871	100.0%		20,328,543	100.0%		21,154,132	100.0%
Accrued interest receivable	853,473			730,059			720,887
Loan discount, net of unamortized premiums and deferred origination costs	(19,116)			(35,822)			(38,808)
Non-accretable discount (a)	—			(28,036)			(28,527)
Allowance for loan losses	(144,829)			(36,763)			(39,056)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$20,077,399			$20,957,981			$21,768,628
Private education loans:
Loans in-school/grace/deferment	$3,971	1.3%		$4,493	1.8%		$3,912	2.0%
Loans in forbearance	21,890	7.5		3,108	1.3		1,143	0.6
Loans in repayment status:
Loans current	265,720		99.4%	227,013		95.9%	183,414		94.7%
Loans delinquent 31-60 days	680		0.2	2,814		1.2	3,491		1.8
Loans delinquent 61-90 days	244		0.1	1,694		0.7	1,658		0.9
Loans delinquent 91 days or greater	713		0.3	5,136		2.2	5,134		2.6
Total loans in repayment	267,357	91.2	100.0%	236,657	96.9	100.0%	193,697	97.4	100.0%
Total private education loans	293,218	100.0%		244,258	100.0%		198,752	100.0%
Accrued interest receivable	1,961			1,558			1,113
Loan premium, net of unaccreted discount	813			46			(880)
Non-accretable discount (a)	—			(4,362)			(5,008)
Allowance for loan losses	(25,535)			(9,597)			(10,157)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$270,457			$231,903			$183,820
Consumer loans:
Loans in deferment	$3,274	2.2%		$—			$—
Loans in repayment status:
Loans current	142,540		97.6%	220,404		97.5%	234,944		98.8%
Loans delinquent 31-60 days	938		0.7	2,046		0.9	1,254		0.5
Loans delinquent 61-90 days	1,078		0.7	1,545		0.7	824		0.3
Loans delinquent 91 days or greater	1,478		1.0	1,923		0.9	930		0.4
Total loans in repayment	146,034	97.8	100.0%	225,918		100.0%	237,952		100.0%
Total consumer loans	149,308	100.0%		225,918			237,952
Accrued interest receivable	1,446			1,880			1,846
Loan premium	1,344			740			736
Allowance for loan losses	(39,081)			(15,554)			(13,378)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$113,017			$212,984			$227,156
(a) Upon adoption of ASC 326 on January 1, 2020, the Company reclassified the non-accretable discount balance related to loans purchased with evidence of credit deterioration to allowance for loan losses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, provides broad relief, effective March 13, 2020 through September 30, 2020, for borrowers that have student loans owned by the Department of Education (the "Department"). This relief package excluded Federal Family Education Loan Program ("FFELP" or "FFEL Program"), private education, and consumer loans. Although the Company's loans are excluded from the provisions of the CARES Act, the Company is providing relief for its borrowers.
For the Company's federally insured and private education loans, effective March 13, 2020 through June 30, 2020, the Company proactively applied a 90 day natural disaster forbearance to any loan that was 31-269 days past due (for federally insured loans) and 80 days past due (for private education loans), and to any current loan upon request. Beginning July 1, 2020, the Company discontinued proactively applying 90 day natural disaster forbearances on past due loans. However, the Company will continue to apply a natural disaster forbearance with an end date of September 30, 2020, to any federally insured and private education loan upon request.
In addition, for private education loans, effective March 13, 2020 through September 30, 2020, the Company is delaying final demand letters and default activity, while replacing collection calls with borrower outreach on relief options. For both federally insured and private education loans, effective March 13, 2020 through September 30, 2020, borrower late fees are being waived and borrower payments made after March 13, 2020 are refunded upon a borrower's request.
For the majority of the Company's consumer loans, borrowers are generally being offered, upon request and/or documented evidence of financial distress, a two-month deferral of payments, with an option of additional deferrals if the COVID-19 pandemic continues. In addition, effective March 13, 2020 through September 30, 2020, the majority of fees (non-sufficient funds, late charges, check fees) and credit bureau reporting are currently suspended. The specific relief terms on the Company's consumer loan portfolio vary depending on the loan program and servicer of such loans.
The Company will continue to review whether additional and/or extended borrower relief policies and activities are needed.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2019 and June 30, 2020, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of June 30, 2020 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Six months ended June 30, 2020	2019	2018	2017	2016	Prior Years	Total
Private education loans:
Loans in school/grace/deferment	$—	386	—	—	405	3,180	3,971
Loans in forbearance	—	6,947	169	—	641	14,133	21,890
Loans in repayment status:
Loans current	32,868	90,929	1,021	—	5,638	135,264	265,720
Loans delinquent 31-60 days	—	59	—	—	—	621	680
Loans delinquent 61-90 days	—	—	—	—	—	244	244
Loans delinquent 91 days or greater	—	—	—	—	—	713	713
Total loans in repayment	32,868	90,988	1,021	—	5,638	136,842	267,357
Total private education loans	$32,868	98,321	1,190	—	6,684	154,155	293,218
Accrued interest receivable							1,961
Loan premium, net of unaccreted discount							813
Allowance for loan losses							(25,535)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$270,457

Consumer loans:
Loans in deferment	$—	1,352	1,893	29	—	—	3,274
Loans in repayment status:
Loans current	76,002	29,953	31,955	4,630	—	—	142,540
Loans delinquent 31-60 days	349	348	178	63	—	—	938
Loans delinquent 61-90 days	289	447	297	45	—	—	1,078
Loans delinquent 91 days or greater	211	652	586	29	—	—	1,478
Total loans in repayment	76,851	31,400	33,016	4,767	—	—	146,034
Total consumer loans	$76,851	32,752	34,909	4,796	—	—	149,308
Accrued interest receivable							1,446
Loan premium							1,344
Allowance for loan losses							(39,081)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$113,017

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$17,838,950	0.39% - 2.08%	5/27/25 - 3/26/68
Bonds and notes based on auction	757,925	0.36% - 2.69%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	18,596,875
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	760,063	1.83% - 3.45%	10/25/67 / 4/25/68
FFELP warehouse facilities	201,126	0.79% / 0.93%	11/22/21 / 2/26/23
Private education loan warehouse facility	107,355	0.95%	2/13/22
Consumer loan warehouse facility	73,571	0.83%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	59,811	1.65% / 1.93%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	42,942	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	30,000	1.69%	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	3.55%	9/15/61
Other borrowings	91,702	0.86% / 1.93%	5/4/21 / 5/30/22
	19,983,826
Discount on bonds and notes payable and debt issuance costs	(257,668)
Total	$19,726,158

	As of December 31, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$18,428,998	1.98% - 3.61%	5/27/25 - 1/25/68
Bonds and notes based on auction	768,626	2.75% - 3.60%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	19,197,624
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	512,836	2.00% - 3.45%	10/25/67 / 11/25/67
FFELP warehouse facilities	778,094	1.98% / 2.07%	5/20/21 / 5/31/22
Consumer loan warehouse facility	116,570	1.99%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	73,308	3.15% / 3.54%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	49,367	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	50,000	3.29%	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.28%	9/15/61
Other borrowings	5,000	3.44%	5/30/22
	20,803,180
Discount on bonds and notes payable and debt issuance costs	(274,126)
Total	$20,529,054

FFELP Warehouse Facilities
The Company funds the majority of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of June 30, 2020, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$300,000	250,000	550,000
Amount outstanding	102,387	98,739	201,126
Amount available	$197,613	151,261	348,874
Expiration of liquidity provisions	November 20, 2020	February 26, 2021
Final maturity date	November 22, 2021	February 26, 2023
Advanced as equity support	$7,346	8,683	16,029
(a) On May 20, 2020, the Company decreased the maximum financing amount for this warehouse facility to $300 million, extended the expiration of liquidity provisions to November 20, 2020, and extended the maturity date to November 22, 2021.
(b) On May 29, 2020, the Company decreased the maximum financing amount for this warehouse facility to $250 million, extended the expiration of liquidity provisions to February 26, 2021, and extended the maturity date to February 26, 2023.
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transactions completed during the first six months of 2020.

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
Private Education Loan Warehouse Facility
On February 13, 2020, the Company closed on a private education loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On March 20, 2020, the facility was amended to increase the maximum financing amount to $200.0 million. The facility has an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of June 30, 2020, $107.4 million was outstanding under this warehouse facility and $92.6 million was available for future funding. Additionally, as of June 30, 2020, the Company had $12.4 million advanced as equity support under this facility.

Consumer Loan Warehouse Facility
The Company has a consumer loan warehouse facility that has an aggregate maximum financing amount available of $200.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of June 30, 2020, $73.6 million was outstanding under this warehouse facility and $126.4 million was available for future funding. Additionally, as of June 30, 2020, the Company had $24.7 million advanced as equity support under this facility.
Unsecured Line of Credit
The Company has a $455.0 million unsecured line of credit that has a maturity date of December 16, 2024. As of June 30, 2020, $30.0 million was outstanding on the line of credit and $425.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
Other Borrowings
During the second quarter of 2020, the Company entered into an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of June 30, 2020, $86.7 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate student loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $100.0 million or an amount in excess of $100.0 million if mutually agreed to by both parties. Student loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2019 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2020 and December 31, 2019 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of December 31, 2019 and June 30, 2020, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	June 30, 2020	December 31, 2019
2020	$—	1,000,000
2021	250,000	250,000
2022	2,000,000	2,000,000	(a)
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$6,150,000	7,150,000
(a) $750 million of the notional amount of these derivatives had forward effective start dates in May 2020.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2020 and December 31, 2019 was one-month LIBOR plus 9.1 basis points and 9.7 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2020		As of December 31, 2019
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)(d)	Notional amount	Weighted average fixed rate paid by the Company (a)

2020	$—	—%	$1,500,000	1.01%
2021	600,000	2.15	600,000	2.15
2022 (b)	500,000	0.94	250,000	1.65
2023 (c)	400,000	1.00	150,000	2.25
	$1,500,000	1.44%	$2,500,000	1.42%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) $250.0 million of the derivatives outstanding at December 31, 2019 and June 30, 2020 have forward effective start dates in June 2021 and $250.0 million of derivatives entered into in May 2020 have forward effective start dates in August 2020.
(c) $250.0 million of derivatives entered into in May 2020 have forward effective start dates in July 2020.
(d) Excluding the derivatives with forward effective start dates, the weighted average fixed rate paid by the Company as of June 30, 2020, on its $750.0 million floor income derivative portfolio was 2.17%.
Interest Rate Caps
In June 2015 and June 2019, the Company paid $2.9 million and $0.3 million, respectively, for interest rate cap contracts to mitigate a rise in interest rates and its impact on earnings related to its student loan portfolio earning a fixed rate. In the event that the one-month LIBOR or three-month LIBOR rate rises above the applicable strike rate, the Company will receive monthly payments related to the spread difference. The following table summarizes these derivative instruments as of June 30, 2020.

Notional Amount	Strike rate	Maturity date
$125,000	2.50% (1-month LIBOR)	July 15, 2020
150,000	4.99% (1-month LIBOR)	July 15, 2020
500,000	2.25% (3-month LIBOR)	September 25, 2020
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Settlements:
1:3 basis swaps	$7,129	807	9,242	3,140
Interest rate swaps - floor income hedges	(1,308)	12,165	816	28,867
Total settlements - income (expense)	5,821	12,972	10,058	32,007
Change in fair value:
1:3 basis swaps	(2,872)	4	(1,314)	(2,209)
Interest rate swaps - floor income hedges	(1,039)	(36,851)	(23,199)	(63,563)
Interest rate swap options - floor income hedges	—	(88)	—	(1,464)
Interest rate caps	—	(125)	—	(399)
Total change in fair value - income (expense)	(3,911)	(37,060)	(24,513)	(67,635)
Derivative market value adjustments and derivative settlements, net - income (expense)	$1,910	(24,088)	(14,455)	(35,628)

5.  Investments
A summary of the Company's investments follows:

	As of June 30, 2020				As of December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$137,970	4,571	(316)	142,225	48,790	3,911	—	52,701
Equity securities	27,291	5,345	(2,664)	29,972	9,622	4,561	(1,283)	12,900
Total investments (at fair value)	$165,261	9,916	(2,980)	172,197	58,412	8,472	(1,283)	65,601

Other Investments (not measured at fair value):
Venture capital and funds:
Measurement alternative				143,224				72,760
Equity method				14,906				15,379
Other				539				1,301
Total venture capital and funds				158,669				89,440
Real estate and solar:
Equity method				55,611				51,721
Other				856				867
Total real estate and solar				56,467				52,588

Beneficial interest in federally insured loan securitizations (b)				32,396				—
Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $24,837 as of June 30, 2020 (b)				24,676				33,187
Tax liens and affordable housing				5,295				6,283
Total investments (not measured at fair value)				277,503				181,498
Total investments				$449,700				$247,099
(a) As of June 30, 2020, $86.7 million (par value) of student loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Other Borrowings."
(b) During 2020, the Company has purchased partial ownership in certain federally insured and consumer loan securitizations. As of the latest remittance reports filed by the various trusts prior to June 30, 2020, the Company's ownership correlates to approximately $545 million and $270 million of federally insured and consumer loans, respectively, included in these securitizations.
Investment in Agile Sports Technologies, Inc. (doing business as "Hudl")
On May 20, 2020, the Company made an additional equity investment of approximately $26 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2020 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of Hudl’s equity raise, the Company recognized a $51.0 million (pre-tax) gain during the three months ended June 30, 2020 to adjust its carrying value to reflect the May 20, 2020 transaction value. This gain is included in "other income" on the consolidated statements of income.
David S. Graff, who has served on the Company’s Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.

Impairment Expense
During the three months ended March 31, 2020, the Company recorded a total of $34.1 million (pre-tax) in impairment charges related to its investments, which included $26.3 million and $7.8 million in impairments related to the Company's beneficial interest in consumer loan securitizations and several of its venture capital investments, respectively. As of March 31, 2020, the Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than previously anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic. The Company measured the allowance for credit losses on the consumer loan beneficial interests by comparing the present value of expected cash flows to the amortized cost basis and recorded an allowance for credit losses of $26.3 million, which represented the amount by which the fair value was less than the amortized cost basis. Additionally, as of March 31, 2020, the Company identified several venture capital investments, a majority of which were accounted for under the measurement alternative, that were also negatively impacted by the distressed economic conditions resulting from the COVID-19 pandemic during the first quarter of 2020, and estimated that the fair value of such investments was significantly reduced from their previous carrying value.
During the three months ended June 30, 2020, the Company recorded a $0.3 million (pre-tax) impairment charge related to a real estate investment. No additional impairment charges were considered necessary by the Company as of June 30, 2020.
6. Intangible Assets
A summary of the Company's intangible assets follows:

	Weighted average remaining useful life as of June 30, 2020 (months)
		As of	As of
		June 30, 2020	December 31, 2019
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $73,827 and $60,553, respectively)	81	$58,626	71,900
Trade names (net of accumulated amortization of $3,334 and $2,792, respectively)	71	6,936	7,478
Computer software (net of accumulated amortization of $4,216 and $3,233, respectively)	8	1,171	2,154
Total - amortizable intangible assets, net	78	$66,733	81,532
The Company recorded amortization expense on its intangible assets of $7.4 million and $8.3 million during the three months ended June 30, 2020 and 2019, respectively, and $14.8 million and $16.8 million during the six months ended June 30, 2020 and 2019, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2020, the Company estimates it will record amortization expense as follows:

2020 (July 1 - December 31)	$16,011
2021	19,687
2022	6,431
2023	6,184
2024	5,771
2025 and thereafter	12,649
$66,733

7. Goodwill
The carrying amount of goodwill as of December 31, 2019 and June 30, 2020 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$23,639	70,278	21,112	41,883	—	156,912

8. Property and Equipment
A summary of the Company's property and equipment follows:

		As of	As of
	Useful life	June 30, 2020	December 31, 2019
Non-communications:
Computer equipment and software	1-5 years	$177,513	160,319
Building and building improvements	5-48 years	38,883	37,904
Office furniture and equipment	1-10 years	22,049	21,245
Leasehold improvements	1-15 years	9,080	9,517
Transportation equipment	5-10 years	5,032	5,049
Land	—	1,400	1,400
Construction in progress	—	21,070	13,738
		275,027	249,172
Accumulated depreciation - non-communications		(162,981)	(142,270)
Non-communications, net property and equipment		112,046	106,902

Communications:
Network plant and fiber	4-15 years	265,189	254,560
Customer located property	2-4 years	29,976	27,011
Central office	5-15 years	19,011	17,672
Transportation equipment	4-10 years	6,895	6,611
Computer equipment and software	1-5 years	6,064	5,574
Other	1-39 years	3,737	3,702
Land	—	70	70
Construction in progress	—	1,620	54
		332,562	315,254
Accumulated depreciation - communications		(94,565)	(73,897)
Communications, net property and equipment		237,997	241,357
Total property and equipment, net		$350,043	348,259
The Company recorded depreciation expense on its property and equipment of $22.0 million and $16.2 million during the three months ended June 30, 2020 and 2019, respectively, and $42.3 million and $31.9 million during the six months ended June 30, 2020 and 2019, respectively.

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

	Three months ended June 30,
	2020			2019
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$85,243	1,239	86,482	24,292	327	24,619

Denominator:
Weighted-average common shares outstanding - basic and diluted	38,641,794	561,610	39,203,404	39,518,652	531,413	40,050,065
Earnings per share - basic and diluted	$2.21	2.21	2.21	0.61	0.61	0.61

	Six months ended June 30,
	2020			2019
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$45,305	645	45,950	65,346	864	66,210

Denominator:
Weighted-average common shares outstanding - basic and diluted	39,023,624	555,835	39,579,459	39,685,958	524,829	40,210,787
Earnings per share - basic and diluted	$1.16	1.16	1.16	1.65	1.65	1.65

10.  Segment Reporting
See note 14 of the notes to consolidated financial statements included in the 2019 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$52	420	—	150,583	1,196	(368)	151,883
Interest expense	28	21	—	84,489	1,078	(368)	85,248
Net interest income (expense)	24	399	—	66,094	118	—	66,635
Less provision for loan losses	—	—	—	2,999	—	—	2,999
Net interest income after provision for loan losses	24	399	—	63,095	118	—	63,636
Other income/expense:
Loan servicing and systems revenue	111,042	—	—	—	—	—	111,042
Intersegment revenue	8,537	3	—	—	—	(8,540)	—
Education technology, services, and payment processing revenue	—	59,304	—	—	—	—	59,304
Communications revenue	—	—	18,998	—	—	—	18,998
Gain on sale of loans	—	—	—	—	—	—	—
Other income	1,914	—	392	732	57,089	—	60,127
Impairment expense	—	—	—	—	(332)	—	(332)
Derivative settlements, net	—	—	—	5,821	—	—	5,821
Derivative market value adjustments, net	—	—	—	(3,911)	—	—	(3,911)
Total other income/expense	121,493	59,307	19,390	2,642	56,757	(8,540)	251,049
Cost of services:
Cost to provide education technology, services, and payment processing services	—	15,376	—	—	—	—	15,376
Cost to provide communications services	—	—	5,743	—	—	—	5,743
Total cost of services	—	15,376	5,743	—	—	—	21,119
Operating expenses:
Salaries and benefits	68,401	24,522	5,570	421	20,334	—	119,247
Depreciation and amortization	9,142	2,362	10,824	—	7,065	—	29,393
Other expenses	13,380	2,326	3,774	4,863	12,710	—	37,052
Intersegment expenses, net	15,996	3,429	536	9,055	(20,476)	(8,540)	—
Total operating expenses	106,919	32,639	20,704	14,339	19,633	(8,540)	185,692
Income (loss) before income taxes	14,598	11,691	(7,057)	51,398	37,242	—	107,874
Income tax (expense) benefit	(3,504)	(2,806)	1,694	(12,336)	(4,312)	—	(21,264)
Net income (loss)	11,094	8,885	(5,363)	39,062	32,930	—	86,610
Net income attributable to noncontrolling interests	—	—	—	—	(128)	—	(128)
Net income (loss) attributable to Nelnet, Inc.	$11,094	8,885	(5,363)	39,062	32,802	—	86,482

Total assets as of June 30, 2020	$221,313	351,392	301,741	21,136,268	732,994	(132,500)	22,611,208

	Three months ended June 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$550	1,659	1	243,295	2,258	(974)	246,788
Interest expense	19	11	—	184,035	3,872	(974)	186,963
Net interest income (expense)	531	1,648	1	59,260	(1,614)	—	59,825
Less provision for loan losses	—	—	—	9,000	—	—	9,000
Net interest income after provision for loan losses	531	1,648	1	50,260	(1,614)	—	50,825
Other income/expense:
Loan servicing and systems revenue	113,985	—	—	—	—	—	113,985
Intersegment revenue	11,598	—	—	—	—	(11,598)	—
Education technology, services, and payment processing revenue	—	60,342	—	—	—	—	60,342
Communications revenue	—	—	15,758	—	—	—	15,758
Gain on sale of loans	—	—	—	1,712	—	—	1,712
Other income	2,277	—	362	3,176	8,624	—	14,440
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	12,972	—	—	12,972
Derivative market value adjustments, net	—	—	—	(37,060)	—	—	(37,060)
Total other income/expense	127,860	60,342	16,120	(19,200)	8,624	(11,598)	182,149
Cost of services:
Cost to provide education technology, services, and payment processing services	—	15,871	—	—	—	—	15,871
Cost to provide communications services	—	—	5,101	—	—	—	5,101
Total cost of services	—	15,871	5,101	—	—	—	20,972
Operating expenses:
Salaries and benefits	66,496	22,823	5,192	382	16,321	—	111,214
Depreciation and amortization	8,799	3,324	7,737	—	4,623	—	24,484
Other expenses	17,118	5,805	3,865	6,207	12,423	—	45,417
Intersegment expenses, net	13,604	3,148	716	11,665	(17,535)	(11,598)	—
Total operating expenses	106,017	35,100	17,510	18,254	15,832	(11,598)	181,115
Income (loss) before income taxes	22,374	11,019	(6,490)	12,806	(8,822)	—	30,887
Income tax (expense) benefit	(5,370)	(2,645)	1,558	(3,074)	3,321	—	(6,209)
Net income (loss)	17,004	8,374	(4,932)	9,732	(5,501)	—	24,678
Net income attributable to noncontrolling interests	—	—	—	—	(59)	—	(59)
Net income (loss) attributable to Nelnet, Inc.	$17,004	8,374	(4,932)	9,732	(5,560)	—	24,619

Total assets as of June 30, 2019	$267,611	336,896	302,873	22,907,234	595,623	(190,437)	24,219,800

	Six months ended June 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$369	2,411	—	336,509	2,751	(967)	341,074
Interest expense	73	38	—	217,737	2,485	(967)	219,366
Net interest income (expense)	296	2,373	—	118,772	266	—	121,708
Less provision for loan losses	—	—	—	79,297	—	—	79,297
Net interest income after provision for loan losses	296	2,373	—	39,475	266	—	42,411
Other income/expense:
Loan servicing and systems revenue	223,778	—	—	—	—	—	223,778
Intersegment revenue	19,591	14	—	—	—	(19,605)	—
Education technology, services, and payment processing revenue	—	142,979	—	—	—	—	142,979
Communications revenue	—	—	37,179	—	—	—	37,179
Gain on sale of loans	—	—	—	18,206	—	—	18,206
Other income	4,544	—	745	3,947	59,172	—	68,408
Impairment expense	—	—	—	(26,303)	(8,116)	—	(34,419)
Derivative settlements, net	—	—	—	10,058	—	—	10,058
Derivative market value adjustments, net	—	—	—	(24,513)	—	—	(24,513)
Total other income/expense	247,913	142,993	37,924	(18,605)	51,056	(19,605)	441,676
Cost of services:
Cost to provide education technology, services, and payment processing services	—	38,181	—	—	—	—	38,181
Cost to provide communications services	—	—	11,325	—	—	—	11,325
Total cost of services	—	38,181	11,325	—	—	—	49,506
Operating expenses:
Salaries and benefits	138,894	48,218	10,986	863	40,163	—	239,125
Depreciation and amortization	17,990	4,749	21,330	—	12,972	—	57,041
Other expenses	30,870	8,418	7,463	8,581	25,108	—	80,439
Intersegment expenses, net	32,235	6,756	1,160	20,971	(41,517)	(19,605)	—
Total operating expenses	219,989	68,141	40,939	30,415	36,726	(19,605)	376,605
Income (loss) before income taxes	28,220	39,044	(14,340)	(9,545)	14,596	—	57,976
Income tax (expense) benefit	(6,773)	(9,371)	3,442	2,291	(720)	—	(11,131)
Net income (loss)	21,447	29,673	(10,898)	(7,254)	13,876	—	46,845
Net income attributable to noncontrolling interests	—	—	—	—	(895)	—	(895)
Net income (loss) attributable to Nelnet, Inc.	$21,447	29,673	(10,898)	(7,254)	12,981	—	45,950

Total assets as of June 30, 2020	$221,313	351,392	301,741	21,136,268	732,994	(132,500)	22,611,208

	Six months ended June 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,047	3,676	3	490,162	4,310	(1,824)	497,374
Interest expense	19	19	—	372,834	7,685	(1,824)	378,733
Net interest income (expense)	1,028	3,657	3	117,328	(3,375)	—	118,641
Less provision for loan losses	—	—	—	16,000	—	—	16,000
Net interest income after provision for loan losses	1,028	3,657	3	101,328	(3,375)	—	102,641
Other income/expense:
Loan servicing and systems revenue	228,883	—	—	—	—	—	228,883
Intersegment revenue	23,815	—	—	—	—	(23,815)	—
Education technology, services, and payment processing revenue	—	139,502	—	—	—	—	139,502
Communications revenue	—	—	30,300	—	—	—	30,300
Gain on sale of loans	—	—	—	1,712	—	—	1,712
Other income	4,350	—	487	6,701	11,969	—	23,507
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	32,007	—	—	32,007
Derivative market value adjustments, net	—	—	—	(67,635)	—	—	(67,635)
Total other income/expense	257,048	139,502	30,787	(27,215)	11,969	(23,815)	388,276
Cost of services:
Cost to provide education technology, services, and payment processing services	—	36,930	—	—	—	—	36,930
Cost to provide communications services	—	—	9,860	—	—	—	9,860
Total cost of services	—	36,930	9,860	—	—	—	46,790
Operating expenses:
Salaries and benefits	132,715	45,830	9,929	760	33,038	—	222,272
Depreciation and amortization	17,671	6,835	15,099	—	9,093	—	48,697
Other expenses	36,047	11,116	7,342	10,044	24,685	—	89,233
Intersegment expenses, net	27,362	6,447	1,380	23,952	(35,326)	(23,815)	—
Total operating expenses	213,795	70,228	33,750	34,756	31,490	(23,815)	360,202
Income (loss) before income taxes	44,281	36,001	(12,820)	39,357	(22,896)	—	83,925
Income tax (expense) benefit	(10,628)	(8,640)	3,077	(9,446)	8,037	—	(17,600)
Net income (loss)	33,653	27,361	(9,743)	29,911	(14,859)	—	66,325
Net income attributable to noncontrolling interests	—	—	—	—	(115)	—	(115)
Net income (loss) attributable to Nelnet, Inc.	$33,653	27,361	(9,743)	29,911	(14,974)	—	66,210

Total assets as of June 30, 2019	$267,611	336,896	302,873	22,907,234	595,623	(190,437)	24,219,800

11. Disaggregated Revenue and Deferred Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Government servicing - Nelnet	$37,360	40,459	76,010	80,099
Government servicing - Great Lakes	45,213	45,973	91,660	93,050
Private education and consumer loan servicing	8,196	8,985	16,805	18,465
FFELP servicing	4,917	6,424	10,531	13,119
Software services	10,651	10,021	21,969	19,762
Outsourced services and other	4,705	2,123	6,803	4,388
Loan servicing and systems revenue	$111,042	113,985	223,778	228,883
Education Technology, Services, and Payment Processing

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Tuition payment plan services	$22,947	24,655	54,534	54,829
Payment processing	21,168	21,311	52,910	50,290
Education technology and services	14,927	14,096	34,980	33,805
Other	262	280	555	578
Education technology, services, and payment processing revenue	$59,304	60,342	142,979	139,502
Communications

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Internet	$11,930	9,297	23,125	17,726
Television	4,218	4,050	8,440	7,939
Telephone	2,812	2,395	5,502	4,575
Other	38	16	112	60
Communications revenue	$18,998	15,758	37,179	30,300

Residential revenue	$14,209	11,890	27,766	22,955
Business revenue	4,619	3,816	9,091	7,230
Other	170	52	322	115
Communications revenue	$18,998	15,758	37,179	30,300
Other Income
The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gain on investments, net of losses	$53,151	4,258	49,286	3,831
Management fee revenue	1,914	2,277	4,544	4,350
Investment advisory services	922	731	3,724	1,441
Borrower late fee income	319	3,161	3,506	6,674
Other	3,821	4,013	7,348	7,211
Other income	$60,127	14,440	68,408	23,507

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
	Three months ended June 30, 2020
Balance, beginning of period	$2,195	19,640	3,414	1,640	26,889
Deferral of revenue	800	22,340	10,640	879	34,659
Recognition of revenue	(880)	(22,056)	(10,326)	(843)	(34,105)
Balance, end of period	$2,115	19,924	3,728	1,676	27,443

	Three months ended June 30, 2019
Balance, beginning of period	$3,947	18,498	2,756	1,552	26,753
Deferral of revenue	764	24,770	8,798	841	35,173
Recognition of revenue	(1,396)	(21,779)	(8,474)	(782)	(32,431)
Balance, end of period	$3,315	21,489	3,080	1,611	29,495

	Six months ended June 30, 2020
Balance, beginning of period	$2,712	32,074	3,232	1,628	39,646
Deferral of revenue	1,182	37,420	20,567	1,734	60,903
Recognition of revenue	(1,779)	(49,570)	(20,071)	(1,686)	(73,106)
Balance, end of period	$2,115	19,924	3,728	1,676	27,443

	Six months ended June 30, 2019
Balance, beginning of period	$4,413	30,556	2,551	1,602	39,122
Deferral of revenue	1,880	38,732	17,064	1,577	59,253
Recognition of revenue	(2,978)	(47,799)	(16,535)	(1,568)	(68,880)
Balance, end of period	$3,315	21,489	3,080	1,611	29,495

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $37.4 million and $40.5 million for the three months ended June 30, 2020 and 2019, and $76.0 million and $80.1 million for the six months ended June 30, 2020 and 2019, respectively. In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $45.2 million and $46.0 million for the three months ended June 30, 2020 and 2019, and $91.7 million and $93.1 million for the six months ended June 30, 2020 and 2019, respectively.
Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On November 26, 2019, Nelnet Servicing and Great Lakes each received extensions from the Department on their contracts through December 14, 2020. The most current contract extensions also provide the potential for two additional six-month extensions at the Department's discretion through December 14, 2021.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")

On April 1, 2019 and October 4, 2019, the Company responded to the EPS solicitation component. On January 16, 2020, the Department released an amendment to the EPS solicitation component and the Company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO solicitation component. On January 10, 2020, the Department released an amendment to the BPO solicitation component and the Company responded on January 30, 2020. The EPS solicitation component was for a transitional technology system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers for a period of time before eventually moving to OPS in the future. However, on April 3, 2020, the Department cancelled the OPS solicitation component. The BPO solicitation component is for the back office and call center operational functions for servicing the Department's student loan customers.
On March 30, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the EPS component had been determined to be outside of the competitive range and would receive no further consideration for an award. On April 13, 2020, the Company filed a protest with the Government Accountability Office ("GAO") challenging the Department's decision to cancel the OPS solicitation component without amending the EPS solicitation component. On April 27, 2020, the Company filed a supplemental protest challenging a number of bases for the Department's competitive range exclusion of the Company's proposal from the EPS solicitation component. On July 10, 2020, the Department cancelled the solicitation for the EPS component. In its cancellation description, the Department indicated that it continues to be committed to the goals and vision of NextGen, and that it will be introducing a new solicitation to continue the NextGen strategy in the future. Based on the Department's cancellation of the EPS procurement, on July 14, 2020, the GAO dismissed the Company's protests as moot. The Company fully intends to compete for the servicing system solution as the Department proceeds with their NextGen strategy.
On June 18, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the BPO solicitation component was determined to be ineligible for award, claiming the Company's response did not meet certain requirements related to small business participation. The Company immediately requested a debriefing regarding the Department's basis for this decision. Prior to providing the Company a debriefing, on June 24, 2020, the Department awarded and signed contracts with five other companies in connection with the BPO solicitation. On July 13, 2020, the Company filed a protest with the GAO challenging on a number of bases the Department's determination that the Company's BPO response did not meet small business participation requirements. In addition, on July 20, 2020, the Company filed a supplemental protest challenging the Department's decision to proceed with awards of contracts for the BPO component, when it cancelled the EPS component and a new EPS solicitation is expected to be released. On July 24, 2020, the Department provided the Company a debriefing regarding the Department's June 18, 2020 decision to eliminate the Company from the BPO competition. On July 28, 2020, the Company filed a second supplemental protest challenging the Department's BPO decision. Under applicable law, contract awards to other parties for the BPO component are subject to a stay of performance until the protests are resolved. A decision by the GAO is due on or before October 22, 2020.
The Company cannot predict the outcome of the current protests regarding the BPO component, or the timing, nature, or ultimate outcome of the Department's NextGen contract procurement process.
13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2020			As of December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities - available-for-sale	$—	142,122	142,122	—	52,597	52,597
Equity securities	6	—	6	6	—	6
Equity securities measured at net asset value (a)			29,966			12,894
Debt securities - available-for-sale	103	—	103	104	—	104
Total investments	109	142,122	172,197	110	52,597	65,601
Total assets	$109	142,122	172,197	110	52,597	65,601
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,017,543	19,603,993	—	—	20,017,543
Accrued loan interest receivable	856,880	856,880	—	856,880	—
Cash and cash equivalents	67,540	67,540	67,540	—	—
Investments (at fair value)	172,197	172,197	109	142,122	—
Beneficial interest in loan securitizations	57,072	57,072	—	—	57,072
Restricted cash	585,236	585,236	585,236	—	—
Restricted cash – due to customers	268,539	268,539	268,539	—	—
Financial liabilities:
Bonds and notes payable	19,064,071	19,726,158	—	19,064,071	—
Accrued interest payable	32,760	32,760	—	32,760	—
Due to customers	268,539	268,539	268,539	—	—

	As of December 31, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$21,477,630	20,669,371	—	—	21,477,630
Accrued loan interest receivable	733,497	733,497	—	733,497	—
Cash and cash equivalents	133,906	133,906	133,906	—	—
Investments (at fair value)	65,601	65,601	110	52,597	—
Beneficial interest in loan securitizations	33,258	33,187	—	—	33,258
Restricted cash	650,939	650,939	650,939	—	—
Restricted cash – due to customers	437,756	437,756	437,756	—	—
Financial liabilities:
Bonds and notes payable	20,479,095	20,529,054	—	20,479,095	—
Accrued interest payable	47,285	47,285	—	47,285	—
Due to customers	437,756	437,756	437,756	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2019 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2020 and 2019. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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

The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2019 Annual Report and subsequent reports filed by the Company with the SEC, including the "Risk Factors" section of this report, and elsewhere in this report, and include such risks and uncertainties as:
•risks and uncertainties related to the severity, magnitude, and duration of the COVID-19 pandemic, including changes in the macroeconomic environment and consumer behavior, restrictions on business, educational, individual, or travel activities intended to slow the spread of the pandemic, and volatility in market conditions resulting from the pandemic, including interest rates, the value of equities, and other financial assets;
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 30 percent of the Company's revenue in 2019, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the pending and uncertain nature of the Department's NextGen procurement process (under which awards of new contracts have been made to other service providers) and the impact of the reported cancellation by the Department of the previous EPS component of NextGen, the uncertain timing and nature of the outcome of the Company's protests of the reported decision by the Department as to the Company's proposal for the BPO component of NextGen and a protest by another interested party regarding the BPO solicitation, the possibility that awards or other evaluations of proposals may be challenged by various interested parties and may not be finalized or implemented within the currently anticipated time frame or at all, risks that the Company may not be successful in obtaining any of such potential new contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), and private education and consumer loans;
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
•financing and liquidity risks, including risks of changes in the general interest rate environment, including the availability of any relevant money market index rate such as LIBOR or the relationship between the relevant money market index rate and the rate at which the Company's assets and liabilities are priced, and changes in the securitization and other financing markets for loans, including adverse changes resulting from unanticipated repayment trends on student loans in FFELP securitization trusts that could accelerate or delay repayment of the associated bonds, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;
•risks from changes in the terms of education loans and in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as changes resulting from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the expected decline over time in FFELP loan interest income and fee-based revenues due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans;
•risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors, including cybersecurity risks related to the potential disclosure of confidential loan borrower and other customer information, the potential disruption of the Company's systems or those of third-party vendors or customers, and/or the potential damage to the Company's reputation resulting from cyber-breaches;
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
GAAP net income attributable to Nelnet, Inc.	$86,482	24,619	45,950	66,210
Realized and unrealized derivative market value adjustments	3,911	37,060	24,513	67,635
Tax effect (a)	(939)	(8,894)	(5,883)	(16,232)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$89,454	52,785	64,580	117,613

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.21	0.61	1.16	1.65
Realized and unrealized derivative market value adjustments	0.10	0.93	0.62	1.68
Tax effect (a)	(0.03)	(0.22)	(0.15)	(0.41)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$2.28	1.32	1.63	2.92
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
GAAP net income increased for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the following factors:
•The recognition of a $51.0 million ($38.8 million after tax) gain to adjust the carrying value of the Company's investment in Hudl to reflect Hudl's May 2020 equity raise transaction value;
•The increase in loan spread on the Company's loan portfolio and related derivative settlements;
•A decrease in net losses related to changes in the fair values of derivative instruments that do not qualify for hedge accounting.
These factors were partially offset by the following items:
•The decrease in the average balance of loans due to the amortization of the FFELP loan portfolio; and
•The decrease in net income from the Company's Loan Servicing and Systems operating segment due to a decrease in revenue as a result of the COVID-19 pandemic and incurring additional costs to meet increased service and security standards under the Department servicing contracts.
GAAP net income decreased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the following factors:
•The recognition of an incremental provision for loan losses totaling $63.0 million ($47.9 million after tax) in the first quarter of 2020 related to the increase in expected life of loan defaults as a result of the COVID-19 pandemic;
•The recognition of $34.1 million ($25.9 million after tax) of impairment charges in the first quarter of 2020 related to the Company's beneficial interest in consumer loan securitizations and certain venture capital investments due to adverse economic conditions resulting from the COVID-19 pandemic;
•The decrease in the average balance of loans due to the amortization of the FFELP loan portfolio;
•The decrease in loan spread on the Company's loan portfolio and related derivative settlements; and
•The decrease in net income from the Company's Loan Servicing and Systems operating segment due to a decrease in revenue as a result of the COVID-19 pandemic and incurring additional costs to meet increased service and security standards under the Department servicing contracts.
These factors were partially offset by the following items:
•The recognition of a $51.0 million ($38.8 million after tax) gain in the second quarter of 2020 to adjust the carrying value of the Company's investment in Hudl to reflect Hudl's May 2020 equity raise transaction value;
•The recognition of a $18.2 million ($13.8 million after tax) gain from the sale of consumer loans in the first quarter of 2020; and
•A decrease in net losses related to changes in the fair values of derivative instruments that do not qualify for hedge accounting.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2020, the Company had a $19.8 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 10.8 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
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
The information below provides the operating results for each reportable operating segment for the three and six months ended June 30, 2020 and 2019 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.
(a) Revenue includes intersegment revenue.
(b) Total revenue includes "net interest income" and "total other income/expense" from the Company's segment statements of operations, excluding a COVID-19 related impairment expense during the six months ended June 30, 2020 of $26.3 million, and the impact from changes in fair values of derivatives. Net income excludes changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.
Certain events and transactions from 2020, which have impacted, will impact, or could impact the operating results of the Company, are discussed below.
Impacts of COVID-19 Pandemic
The rapid outbreak of the respiratory disease caused by a novel strain of coronavirus, coronavirus 2019 or COVID-19 (“COVID-19”), was declared a global pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President on March 13, 2020. Beginning on March 15, 2020, many businesses and schools closed or reduced hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implemented various containment efforts, including lockdowns on non-essential business, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world markets. As a result of the COVID-19 outbreak and federal, state, and local government responses to COVID-19, the Company has experienced and may in the future experience various disruptions and impacts to the Company's businesses and results of operations. The following provides a summary of how COVID-19 has impacted and may impact the Company's business and operating results.
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
The Company has investments in real estate, early-stage and emerging growth companies (venture capital investments), and renewable energy (solar). The Company identified several venture capital investments that were negatively impacted by the distressed economic conditions resulting from the COVID-19 pandemic and recognized impairment charges on such investments of $7.8 million (pre-tax) during the first quarter of 2020.
Loan Servicing and Systems
The CARES Act, which was signed into law on March 27, 2020, among other things, provides broad relief for federal student loan borrowers. Under the CARES Act, federal student loan payments and interest accruals were suspended until September 30, 2020 for all borrowers that have loans owned by the Department. The Department instructed servicers to apply the benefits of the law retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19. Although the Company will receive less revenue per borrower through September 30, 2020 based on borrower status, the Company currently anticipates more borrowers being in a current status subsequent to September 30, 2020, at which time the Company's revenue per borrower will increase. Currently, the Company anticipates no adverse impact to the total amount of revenue earned during 2020 under the Department servicing contracts as a result of the CARES Act. However, servicing revenue was negatively impacted in the second quarter of 2020, is expected to be lower in the third quarter of 2020, and is currently expected to be higher in the fourth quarter of 2020, than in corresponding prior periods. While federal student loan payments are suspended, the Company's operating expenses have been and will continue to be lower due to a significant reduction of borrower statement printing and postage costs. In addition, during the second quarter of 2020, revenue from the Department for originating consolidation loans was adversely impacted as a result of borrowers receiving relief on their existing loans, thus not initiating a consolidation. The Company currently anticipates this revenue will continue to be negatively impacted while student loan payments and interest accruals are suspended.
During the second quarter of 2020, FFELP, private education, and consumer loan servicing revenue was adversely impacted by the COVID-19 pandemic due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing. In addition, origination fee revenue was negatively impacted as borrowers are less likely to refinance their loans when they are receiving certain relief measures from their current lender. The Company anticipates this trend will continue in future periods that are impacted by the COVID-19 pandemic, with the magnitude based on the extent to which existing or additional borrower relief policies and activities are implemented or extended by servicing customers.
If the student loan borrower relief provisions of the CARES Act were potentially extended past September 30, 2020 and/or new legislative or regulatory student loan borrower relief measures similar to such provisions of the CARES Act were to become effective, the levels and timing of future servicing revenues could continue to be impacted in a similar manner through the extended period of time that such provisions or measures are in effect.
Due to decreased servicing and transaction activity as a result of suspended payments under the CARES Act as discussed above, the Company has been able to transition associates to help state agencies process unemployment claims and conduct certain health tracing support activities. These contracts were awarded to the Company as a result of the Company's technology, security, compliance, and other capabilities needed to conduct such activities.
Education Technology, Services, and Payment Processing
This segment has been and will continue to be impacted by COVID-19 through lower interest rate levels, which reduce earnings for this business compared to recent historical results as the tuition funds held in custody for schools produce less interest earnings. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods. In addition, as a result of COVID-19, demand for certain of the Company's products and services during the second quarter of 2020 was negatively impacted. Enrollment declines in higher education and K-12 schools, as a result of the COVID-19 pandemic, could continue to negatively impact schools' demand for the Company's products and services in future periods.

Communications
As a result of COVID-19, ALLO has experienced increased demand from new and existing residential customers to support connectivity needs primarily for work and learn from home applications. Along with offering 60 days free for eligible customers, ALLO has partnered with school districts to provide more connectivity to students, often at discounted rates. ALLO signed the FCC Keep Americans Connected Pledge and did not suspend customers for non-payment, charge late fees, and apply suspension fees during the period from March 15, 2020 to June 30, 2020.
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
Asset Generation and Management
AGM's results were adversely impacted during the first quarter of 2020 as a result of COVID-19 due to:
•An incremental increase in the provision for loan losses of $63.0 million (pre-tax) resulting from an increase in expected life of loan defaults due to the COVID-19 pandemic.
•A $26.3 million (pre-tax) impairment charge recognized on the Company's beneficial interest in consumer loan securitizations. The Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than originally anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic.
In addition, during the first quarter of 2020, variable loan spread on the Company's federal student loan portfolio decreased due to a widening of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans. The significant widening during the first quarter of 2020 was the result of a significant decrease in interest rates in March 2020 as a result of COVID-19. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. As the Company's debt reset at lower interest rates during the second quarter of 2020, the Company's variable loan spread increased.
During the first half of the second quarter of 2020, interest rates continued to decrease. As the Company's debt continues to reset to these lower interest rates during the third quarter of 2020, the Company expects variable loan spread will continue to increase from current levels. In addition, as a result of the decrease in interest rates in March 2020 and the first half of the second quarter of 2020, the Company has received and anticipates to continue to receive an increase in fixed rate floor income earned on its federally insured student loan portfolio.
The CARES Act, among other things, provides broad relief, effective March 13, 2020, for borrowers that have student loans owned by the Department of Education. This relief package excluded FFELP, private education, and consumer loans. Although the Company’s loans are excluded from the provisions of the CARES Act, the Company is providing relief for its borrowers.
For the Company's federally insured and private education loans, effective March 13, 2020 through June 30, 2020, the Company proactively applied a 90 day natural disaster forbearance to any loan that was 31-269 days past due (for federally insured loans) and 80 days past due (for private education loans), and to any current loan upon request. Beginning July 1, 2020, the Company discontinued proactively applying 90 day natural disaster forbearances on past due loans. However, the Company will continue to apply a natural disaster forbearance with an end date of September 30, 2020, to any federally insured and private education loan upon request. Federally insured loans in forbearance increased to $5.4 billion, or 27.7% of the portfolio, at June 30, 2020, compared to $1.3 billion, or 6.6% of the portfolio, as of December 31, 2019. Private education loans in forbearance increased to $21.9 million, or 7.5% of the portfolio, at June 30, 2020, compared to $3.1 million, or 1.3% of the portfolio, at December 31, 2019. Federally insured and private education loans in forbearance declined in June 2020 from May peaks of $6.0 billion and $38.6 million, respectively. The Company anticipates that loans in forbearance will continue to decline in the third and fourth quarters of 2020, absent any intervening policy change, when borrowers are currently scheduled to exit forbearance. Despite the COVID-19 pandemic, most borrowers continue to make payments according to their payment plans.

In addition, for private education loans, effective March 13, 2020 through September 30, 2020, the Company is delaying final demand letters and default activity, while replacing collection calls with borrower outreach on relief options. For both federally insured and private education loans, effective March 13, 2020 through September 30, 2020, borrower late fees are being waived and borrower payments made after March 13, 2020 are refunded upon a borrower's request.
For the majority of the Company's consumer loans, borrowers are generally being offered, upon request and/or documented evidence of financial distress, a two-month deferral of payments, with an option of additional deferrals if the COVID-19 pandemic continues. In addition, effective March 13, 2020 through September 30, 2020, the majority of fees (non-sufficient funds, late charges, check fees) and credit bureau reporting are currently suspended. The specific relief terms on the Company's consumer loan portfolio vary depending on the loan program and servicer of such loans.
The Company will continue to review whether additional and/or extended borrower relief policies and activities are needed.
The Company is not contractually committed to acquire FFELP, private education, or consumer loans, so the Company has been and will continue to be selective as to which, if any, loans it purchases during the current period of economic uncertainty. As a result of the economic uncertainty, the Company has identified certain opportunities to deploy capital. In March and April 2020, the Company purchased residual interests in certain FFELP securitizations for $33.5 million. In addition, the Company has purchased $89.3 million of investments in student loan asset-backed securities during the six months ended June 30, 2020 (net of proceeds from sales of such securities). A majority of the student loan asset-backed securities purchases were funded via a participation agreement with Union Bank (a related party).
Liquidity
The Company currently believes its cash and anticipated cash generated from operations on an annual basis will be sufficient to fund its operating expenses and business activities for the foreseeable future. In addition, the Company does not currently believe the COVID-19 pandemic will have any impact regarding compliance with covenants on any of the Company's debt facilities, including its unsecured line of credit.
See further discussion regarding the Company’s strong liquidity position below.
Other Risks and Uncertainties
The COVID-19 pandemic is unprecedented and continues to evolve. The extent to which COVID-19 may impact the Company's businesses depends on future developments, which are highly uncertain, subject to various risks, and cannot be predicted with confidence, such as the ultimate spread, severity, and duration of the pandemic, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business and/or school closures and disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. For additional information on the risks and uncertainties regarding the impacts of COVID-19, see Part II, Item 1A. "Risk Factors - The COVID-19 pandemic has adversely impacted our results of operations, and could continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows" in this report.
Investment in Agile Sports Technologies, Inc. (doing business as "Hudl")
On May 20, 2020, the Company made an additional equity investment of approximately $26.0 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2020 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of Hudl’s equity raise, the Company recognized a $51.0 million (pre-tax) gain during the three months ended June 30, 2020 to adjust its carrying value to reflect the May 20, 2020 transaction value. This gain is included in "other income" on the consolidated statements of income.
Department of Education NextGen Procurement
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $37.4 million and $40.5 million for the three months ended June 30, 2020 and 2019, and $76.0 million and $80.1 million for the six months ended June 30, 2020 and 2019, respectively. In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $45.2 million and $46.0 million for the three months ended June 30, 2020 and 2019, and $91.7 million and $93.1 million for the six months ended June 30, 2020 and 2019, respectively.

Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On November 26, 2019, Nelnet Servicing and Great Lakes each received extensions from the Department on their contracts through December 14, 2020. The most current contract extensions also provide the potential for two additional six-month extensions at the Department's discretion through December 14, 2021.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019 and October 4, 2019, the Company responded to the EPS solicitation component. On January 16, 2020, the Department released an amendment to the EPS solicitation component and the Company responded on February 3, 2020. In addition, on August 1, 2019, the Company responded to the BPO solicitation component. On January 10, 2020, the Department released an amendment to the BPO solicitation component and the Company responded on January 30, 2020. The EPS solicitation component was for a transitional technology system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers for a period of time before eventually moving to OPS in the future. However, on April 3, 2020, the Department cancelled the OPS solicitation component. The BPO solicitation component is for the back office and call center operational functions for servicing the Department's student loan customers.
On March 30, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the EPS component had been determined to be outside of the competitive range and would receive no further consideration for an award. On April 13, 2020, the Company filed a protest with the Government Accountability Office ("GAO") challenging the Department's decision to cancel the OPS solicitation component without amending the EPS solicitation component. On April 27, 2020, the Company filed a supplemental protest challenging a number of bases for the Department's competitive range exclusion of the Company's proposal from the EPS solicitation component. On July 10, 2020, the Department cancelled the solicitation for the EPS component. In its cancellation description, the Department indicated that it continues to be committed to the goals and vision of NextGen, and that it will be introducing a new solicitation to continue the NextGen strategy in the future. Based on the Department's cancellation of the EPS procurement, on July 14, 2020, the GAO dismissed the Company's protests as moot. The Company fully intends to compete for the servicing system solution as the Department proceeds with their NextGen strategy.
On June 18, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the BPO solicitation component was determined to be ineligible for award, claiming the Company's response did not meet certain requirements related to small business participation. The Company immediately requested a debriefing regarding the Department's basis for this decision. Prior to providing the Company a debriefing, on June 24, 2020, the Department awarded and signed contracts with five other companies in connection with the BPO solicitation. On July 13, 2020, the Company filed a protest with the GAO challenging on a number of bases the Department's determination that the Company's BPO response did not meet small business participation requirements. In addition, on July 20, 2020, the Company filed a supplemental protest challenging the Department's decision to proceed with awards of contracts for the BPO component, when it cancelled the EPS component and a new EPS solicitation is expected to be released. On July 24, 2020, the Department provided the Company a debriefing regarding the Department's June 18, 2020 decision to eliminate the Company from the BPO competition. On July 28, 2020, the Company filed a second supplemental protest challenging the Department's BPO decision. Under applicable law, contract awards to other parties for the BPO component are subject to a stay of performance until the protests are resolved. A decision by the GAO is due on or before October 22, 2020.
The Company cannot predict the outcome of the current protests regarding the BPO component, or the timing, nature, or ultimate outcome of the Department's NextGen contract procurement process.
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
Nelnet Bank
On March 18, 2020, the Company announced that it received notification of approval from the Federal Deposit Insurance Corporation (“FDIC”) Board of Directors for federal deposit insurance and the Utah Department of Financial Institutions (“UDFI”) in connection with the establishment of Nelnet Bank as a Utah-chartered industrial bank. Nelnet Bank would operate as an internet bank franchise focused on the private education loan marketplace, with a home office in Draper, Utah.
The approval from the FDIC and UDFI is subject to a number of conditions, including compliance with the terms of the orders from the FDIC and UDFI. In addition, Nelnet Bank will have to meet a readiness review by the FDIC and UDFI before commencing operations. Although a formal timeline has not been established for these items, the Company currently believes Nelnet Bank could be approved and operational by the fourth quarter of 2020.
On June 26, 2020, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12 percent; (ii) provide and maintain a revolving line of credit for the benefit of Nelnet Bank in an amount equal to the greater of either 10 percent of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank.
During the three and six months ended June 30, 2020, the Company incurred incremental direct costs associated with Nelnet Bank of $1.3 million and $2.5 million, respectively. Nelnet Bank will be funded with an initial capital commitment of $100.0 million from the Company. Nelnet Bank will operate as a separate subsidiary of the Company, and the industrial bank charter will allow the Company to maintain its other diversified business offerings.
Liquidity
•As of June 30, 2020, the Company had cash and cash equivalents of $67.5 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $142.2 million as of June 30, 2020. As of June 30, 2020, the Company has participated $86.7 million of these securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
•The Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of June 30, 2020, the unsecured line of credit had $30.0 million outstanding and $425.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of June 30, 2020, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.28 billion, of which approximately $1.51 billion will be generated over the next 5 1/2 years (through 2025).
•During the first six months of 2020, the Company completed three FFELP asset-backed securitizations totaling $1.1 billion.
•As of June 30, 2020, the Company had $348.9 million, $92.6 million, and $126.4 million of capacity under its FFELP, private education, and consumer loan warehouse facilities, respectively, to purchase additional loans.
Subsequent to June 30, 2020, the Company made the decision to sell an additional $60.8 million (par value) of consumer loans to an unrelated third party, who securitized such loans. As partial consideration received for the consumer loans sold, the Company received a 25.4 percent residual interest in the consumer loan securitization. The Company currently anticipates recognizing a gain in the third quarter of 2020 of $14.8 million (pre-tax) from the sale of these loans. After the completion of this loan sale, $46.8 million was outstanding under the Company's consumer loan warehouse facility and $153.2 million was available for future funding.
•The Company has a stock repurchase program to purchase up to a total of five million shares of the Company’s Class A common stock during the three-year period ending May 7, 2022. Year to date, through June 30, 2020, the Company has repurchased 1,497,934 shares of stock for $68.5 million ($45.75 per share), of which the vast majority was purchased during the second quarter of 2020. As of June 30, 2020, 3.3 million shares remained authorized for repurchase under the Company's stock repurchase program.
•The Company paid a second quarter 2020 cash dividend on the Company's Class A and Class B common stock of $0.20 per share. In addition, the Company's Board of Directors has declared a third quarter 2020 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.20 per share. The third quarter cash dividend will be paid on September 15, 2020 to shareholders of record at the close of business on September 1, 2020.
The Company intends to use its strong liquidity position to capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions; strategic acquisitions and investments, including anticipated capital commitments to Nelnet Bank; expansion of ALLO’s telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company’s cash and investment balances.
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three and six months ended June 30, 2020 compared to the same periods in 2019 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019	Additional information
Loan interest	$146,140	238,222	327,933	480,555
Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in gross fixed rate floor income due to lower interest rates in 2020 as compared to 2019.

Investment interest	5,743	8,566	13,141	16,819	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Decrease was due to a decrease in interest rates.
Total interest income	151,883	246,788	341,074	497,374
Interest expense	85,248	186,963	219,366	378,733	Decrease was due primarily to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Net interest income	66,635	59,825	121,708	118,641	See table below for additional analysis.
Less provision for loan losses	2,999	9,000	79,297	16,000
The increase during the six months ended June 30, 2020 compared to the same period in 2019 was due to provision expense recognized in the first quarter of 2020 as a result of an increase in expected defaults as a result of the COVID-19 pandemic and an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired in 2019 for which the provision for loan losses was recognized based upon an incurred loss methodology.

Net interest income after provision for loan losses	63,636	50,825	42,411	102,641
Other income/expense:
LSS revenue	111,042	113,985	223,778	228,883	See LSS operating segment - results of operations.
ETS&PP revenue	59,304	60,342	142,979	139,502	See ETS&PP operating segment - results of operations.
Communications revenue	18,998	15,758	37,179	30,300	See Communications operating segment - results of operations.
Gain on sale of loans	—	1,712	18,206	1,712	The Company sold a portfolio of consumer loans in the first quarter of 2020 and the second quarter of 2019 and recognized gains of $18.2 million and $1.7 million, respectively.
Other income	60,127	14,440	68,408	23,507	See table below for the components of "other income."

Impairment expense	(332)	—	(34,419)	—
During the first quarter of 2020, the Company recognized impairments of $26.3 million and $7.8 million related to beneficial interest in consumer loan securitization investments and several venture capital investments, respectively. Such impairments were the result of impacts from the COVID-19 pandemic.

Derivative settlements, net	5,821	12,972	10,058	32,007	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	(3,911)	(37,060)	(24,513)	(67,635)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps. During the first quarter of 2020 and first and second quarters of 2019, there were significant decreases in the forward yield curve resulting in decreases in the fair value of the Company's floor income interest rate swaps that resulted in a loss during these periods. Although the decrease in the forward yield curve was more substantial in 2020 as compared to 2019, the notional amount of derivatives outstanding during 2020 was much lower than compared to 2019.
Total other income/expense	251,049	182,149	441,676	388,276
Cost of services:
Cost to provide education technology, services, and payment processing services	15,376	15,871	38,181	36,930	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	5,743	5,101	11,325	9,860	Represents costs of services primarily associated with television programming costs in the Communications operating segment.
Total cost of services	21,119	20,972	49,506	46,790
Operating expenses:
Salaries and benefits	119,247	111,214	239,125	222,272	Increases were due to (i) increases in personnel in the LSS and corporate operating segments to meet increased service and security standards under the Department servicing contracts; (ii) increases in personnel in the LSS operating segment to develop a new private education and consumer loan servicing system; (iii) increases in personnel to support the growth in the customer base and the development of new technologies in the ETS&PP operating segment; and (iv) a decrease in the amount of salary and benefit costs capitalized in 2020 as compared to 2019 at ALLO. See each individual operating segment results of operations discussion for additional information.
Depreciation and amortization	29,393	24,484	57,041	48,697	Increases were primarily due to additional depreciation expense at ALLO.
Other expenses	37,052	45,417	80,439	89,233	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Decreases were due to (i) cost savings in the LSS segment from an increase in the adoption of electronic borrower statements and correspondence and a decrease in printing and postage while loan payments were suspended as a result of COVID-19 borrower relief efforts; and (ii) reduction of travel expenses and the cancellation of on-site conferences in the ETS&PP segment. See each individual operating segment results of operations discussion for additional information.
Total operating expenses	185,692	181,115	376,605	360,202
Income before income taxes	107,874	30,887	57,976	83,925
Income tax expense	21,264	6,209	11,131	17,600
The effective tax rate was 19.7% and 20.1% for the three months ended June 30, 2020 and 2019, respectively, and 19.5% and 21.0% for the six months ended June 30, 2020 and 2019, respectively. The Company currently expects its effective tax rate for 2020 will range between 19 and 21 percent.

Net income	86,610	24,678	46,845	66,325
Net income attributable to noncontrolling interests	(128)	(59)	(895)	(115)
Net income attributable to Nelnet, Inc.	$86,482	24,619	45,950	66,210
The following table summarizes the components of “net interest income” and “derivative settlements, net.”
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below. Net interest income (net of settlements on derivatives) is a non-

GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in the table below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Variable loan interest margin	$30,133	44,310	60,499	88,260	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	7,129	807	9,242	3,140	Represents the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	37,262	45,117	69,741	91,400
Fixed rate floor income	31,866	10,840	50,625	21,265	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	(1,308)	12,165	816	28,867	Represents the net settlements received (paid) related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	30,558	23,005	51,441	50,132
Investment interest	5,743	8,566	13,141	16,819
Corporate debt interest expense	(1,107)	(3,891)	(2,557)	(7,703)	Includes interest expense on the Junior Subordinated Hybrid Securities and unsecured line of credit. Decrease due to a decrease in interest rates and in the average balance outstanding on the Company's unsecured line of credit.
Net interest income (net of settlements on derivatives)	$72,456	72,797	131,766	150,648

The following table summarizes the components of "other income."

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gain on investments, net of losses (a)	$53,151	4,258	49,286	3,831
Management fee revenue (b)	1,914	2,277	4,544	4,350
Investment advisory services (c)	922	731	3,724	1,441
Borrower late fee income (d)	319	3,161	3,506	6,674
Other	3,821	4,013	7,348	7,211
Other income	$60,127	14,440	68,408	23,507

(a) During the second quarter of 2020, the Company recognized a $51.0 million (pre-tax) gain to adjust the carrying value of its investment in Hudl to reflect Hudl's May 2020 equity raise transaction value.
(b) Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in January 2021. Decrease for the three months ended June 30, 2020 as compared to the same period in 2019 was due to a reduction in administrative support for Great Lakes’ former parent company. Increase for the six months ended June 30, 2020 as compared to the same period in 2019 was due to an increase in marketing and administrative support provided to other clients primarily in the first quarter of 2020.
(c) The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of June 30, 2020, the outstanding balance of asset-backed securities under management subject to these arrangements was $1.3 billion. In addition, WRCM earns annual management fees of five basis points for certain other investments under management. The increase in advisory fees in 2020 as compared to 2019 was the result of an increase in performance fees earned.
(d) Represents borrower late fees earned by the AGM operating segment. The decrease in borrower late fees for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Servicing volume (dollars in millions):
Nelnet:
Government	$179,507	183,093	181,682	184,399	183,790	185,477	185,315
FFELP	36,748	35,917	35,003	33,981	33,185	32,326	31,392
Private and consumer	15,666	16,065	16,025	16,286	16,033	16,364	16,223
Great Lakes:
Government	232,694	237,050	236,500	240,268	239,980	243,205	243,609
Total	$464,615	472,125	469,210	474,934	472,988	477,372	476,539

Number of servicing borrowers:
Nelnet:
Government	5,771,923	5,708,582	5,592,989	5,635,653	5,574,001	5,498,872	5,496,662
FFELP	1,709,853	1,650,785	1,588,530	1,529,392	1,478,703	1,423,286	1,370,007
Private and consumer	696,933	699,768	693,410	701,299	682,836	670,702	653,281
Great Lakes:
Government	7,458,684	7,385,284	7,300,691	7,430,165	7,396,657	7,344,509	7,346,691
Total	15,637,393	15,444,419	15,175,620	15,296,509	15,132,197	14,937,369	14,866,641

Number of remote hosted borrowers:	6,393,151	6,332,261	6,211,132	6,457,296	6,433,324	6,354,158	6,264,559

Nelnet Servicing and Great Lakes' servicing contracts with the Department previously provided for expiration on June 16, 2019. On November 26, 2019, Nelnet Servicing and Great Lakes each received extensions from the Department on their contracts through December 14, 2020. The most current contract extensions also provide the potential for two additional six-month extensions at the Department's discretion through December 14, 2021. The Department is conducting a contract procurement process for a new framework for the servicing of all student loans owned by the Department. See "Overview - Department of Education NextGen Procurement" above for additional information.
The Department currently allocates new loan volume among its servicers based on certain performance metrics that measure the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers, and that measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recently publicly announced performance metric measurements used by the Department for the quarterly periods July 1, 2019 through December 31, 2019, Great Lakes’ and Nelnet Servicing’s overall rankings among the nine current servicers for the Department were tied for first and tied for third, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes for the period March 1, 2020 through August 31, 2020 are 19 percent and 10 percent, respectively.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Net interest income	$24	531	296	1,028	Decrease was due to lower interest rates in 2020 as compared to 2019.
Loan servicing and systems revenue	111,042	113,985	223,778	228,883	See table below for additional information.
Intersegment servicing revenue	8,537	11,598	19,591	23,815
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to the impact of borrower relief policies implemented by AGM in response to the COVID-19 pandemic and the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	1,914	2,277	4,544	4,350
Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in January 2021. Decrease for the three months ended June 30, 2020 as compared to the same period in 2019 was due to a reduction in administrative support for Great Lakes’ former parent company. Increase for the six months ended June 30, 2020 as compared to the same period in 2019 was due to an increase in marketing and administrative support provided to other clients primarily in the first quarter of 2020.

Total other income	121,493	127,860	247,913	257,048
Salaries and benefits	68,401	66,496	138,894	132,715
Increase was due to an increase in headcount to provide enhanced service levels to borrowers under the Department servicing contracts, and to develop a new private education and consumer loan servicing system.

Depreciation and amortization	9,142	8,799	17,990	17,671
Other expenses	13,380	17,118	30,870	36,047
Decrease for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to cost savings as a result of the impact of the COVID-19 pandemic and the resulting CARES Act, primarily associated with the fact that while student loan payments are suspended there is a significant reduction of borrower statement printing and postage costs. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information. Decrease was also due to cost savings from an increase in the adoption of electronic borrower statements and correspondence. Decrease for the six months ended June 30, 2020 as compared to the same period in 2019 was also due to a decrease in the provision for servicing losses.

Intersegment expenses	15,996	13,604	32,235	27,362	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase was due to an increase in security service levels related to the Department servicing contracts.
Total operating expenses	106,919	106,017	219,989	213,795
Income before income taxes	14,598	22,374	28,220	44,281
Income tax expense	(3,504)	(5,370)	(6,773)	(10,628)	Represents income tax expense at an effective tax rate of 24%.
Net income	$11,094	17,004	21,447	33,653
The LSS segment incurred additional costs during 2020 to meet increased service and security standards under the Department servicing contracts. In addition, revenue in 2020 has been negatively impacted as a result of the COVID-19 pandemic. As a result, the segment's net income and operating margin decreased in 2020 as compared to the same periods in 2019.

Before tax operating margin	12.0%	17.5%	11.4%	17.2%

Loan servicing and systems revenue

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Government servicing - Nelnet	$37,360	40,459	76,010	80,099
Represents revenue from Nelnet Servicing's Department servicing contract. Decrease was due to a decrease in revenue from the administration of the Total and Permanent Disability (TPD) Discharge program, decrease in fees earned from the Department for originating consolidation loans, and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Government servicing - Great Lakes	45,213	45,973	91,660	93,050
Represents revenue from the Great Lakes' Department servicing contract. Decrease was due to a decrease in fees earned from the Department for originating consolidation loans and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Private education and consumer loan servicing	8,196	8,985	16,805	18,465
Decrease was due to a decrease in the number of borrowers serviced, a decrease in origination fees, and the impact of borrower relief policies implemented by private lenders in response to the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

FFELP servicing	4,917	6,424	10,531	13,119
Decrease was due to a decrease in the number of borrowers serviced and the impact of borrower relief policies implemented by lenders in response to the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	10,651	10,021	21,969	19,762	Increase was due to an increase in borrowers and services in which the Company provides hosted FFELP guarantee activities.
Outsourced services and other	4,705	2,123	6,803	4,388
The majority of this revenue relates to providing contact center outsourcing activities. Increase was due to providing temporary outsourcing services to state agencies to process unemployment claims and conduct certain health tracing support activities. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Loan servicing and systems revenue	$111,042	113,985	223,778	228,883

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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Net interest income	$399	1,648	2,373	3,657
Decrease was due to a decrease in interest rates in 2020 as compared with 2019, including the significant drop in interest rates in March 2020 as a result of the COVID-19 pandemic. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	59,304	60,342	142,979	139,502	See table below for additional information.
Intersegment revenue	3	—	14	—
Total other income	59,307	60,342	142,993	139,502
Cost to provide education technology, services, and payment processing services	15,376	15,871	38,181	36,930	See table below for additional information.
Salaries and benefits	24,522	22,823	48,218	45,830
Increase was due to an increase in headcount to support the growth of its customer base and investment in the development of new technologies. These increases were partially offset by a decrease in headcount due to operating efficiencies gained related to the acquisition of TMS in November 2018.

Depreciation and amortization	2,362	3,324	4,749	6,835
Amortization of intangible assets related to business acquisitions was $2.2 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively.

Other expenses	2,326	5,805	8,418	11,116	Decrease was due to a reduction of travel expenses and the cancellation of on-site conferences as a result of the COVID-19 pandemic.
Intersegment expenses, net	3,429	3,148	6,756	6,447	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	32,639	35,100	68,141	70,228
Income before income taxes	11,691	11,019	39,044	36,001
Income tax expense	(2,806)	(2,645)	(9,371)	(8,640)	Represents income tax expense at an effective tax rate of 24%.
Net income	$8,885	8,374	29,673	27,361

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Tuition payment plan services	$22,947	24,655	54,534	54,829
Revenue recognized during the first six months of 2020 is primarily related to payment plans for the 2019-2020 academic year for K-12 schools and the spring and summer 2020 semester for institutions of higher education. As a result, fees for the majority of payment plans were received and are based on school enrollments prior to the conditions arising from the COVID-19 pandemic. As a result of the COVID-19 pandemic, tuition payment plan services revenue for the three months ended June 30, 2020 decreased as compared to the same period in 2019. Enrollment declines in higher education and K-12 schools as a result of the COVID-19 pandemic could negatively impact tuition payment plan revenue in future periods.

Payment processing	21,168	21,311	52,910	50,290
Decrease in revenue for the three months ended June 30, 2020 as compared to the same period in 2019 was due to a decrease in the volume of payments processed as a result of the COVID-19 pandemic. Enrollment declines in higher education and K-12 schools as a result of the COVID-19 pandemic beginning with the fall 2020 academic term could result in a corresponding decline in the volume of payments processed, which would negatively impact payment processing revenue in future periods.

Education technology and services	14,927	14,096	34,980	33,805
Increase was due to an increase from FACTS Student Information System (“SIS”) software subscriptions and an increase in volume for the Nelnet Campus Commerce refunds service. The growth rate in the Company’s financial needs assessment service was flat compared to 2019, resulting in an overall growth rate that was lower than historical periods. The COVID-19 pandemic could negatively impact enrollments and schools’ demand for certain of the Company’s products and services, which would negatively impact the Company’s revenue in future periods.

Other	262	280	555	578
Education technology, services, and payment processing revenue	59,304	60,342	142,979	139,502
Cost to provide education technology, services, and payment processing services	15,376	15,871	38,181	36,930	Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment revenue.
Net revenue	$43,928	44,471	104,798	102,572
Before tax operating margin	26.6%	24.8%	37.3%	35.1%

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Net interest income	$—	1	—	3
Communications revenue	18,998	15,758	37,179	30,300	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was due to additional residential households and businesses served as a result of the completion of the Lincoln, Nebraska network build out in 2019 and continued maturity of ALLO's existing markets. See additional financial and operating data for ALLO in the tables below.
Other income	392	362	745	487
Total other income	19,390	16,120	37,924	30,787
Cost to provide communications services	5,743	5,101	11,325	9,860	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	5,570	5,192	10,986	9,929	Certain salary and benefit costs qualify for capitalization as ALLO develops its network. Overall, there was a decrease in gross salaries and benefits paid in 2020 as compared to 2019 due to a decrease in headcount. However, the amount of costs capitalized in 2020 was lower than 2019, resulting in an overall increase in salaries and benefits, net of capitalized costs.
Depreciation and amortization	10,824	7,737	21,330	15,099
Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of June 30, 2020, December 31, 2019, June 30, 2019, and December 31, 2018 were $332.6 million, $315.3 million, $298.2 million and $273.9 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.

Other expenses	3,774	3,865	7,463	7,342
Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Decrease for the three months ended June 30, 2020 as compared to the same period in 2019 was due to a reduction in travel expenses related to the COVID-19 pandemic.

Intersegment expenses	536	716	1,160	1,380	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	20,704	17,510	40,939	33,750
Loss before income taxes	(7,057)	(6,490)	(14,340)	(12,820)
Income tax benefit	1,694	1,558	3,442	3,077	Represents income tax benefit at an effective tax rate of 24%.
Net loss	$(5,363)	(4,932)	(10,898)	(9,743)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to develop and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(5,363)	(4,932)	(10,898)	(9,743)
Net interest income	—	(1)	—	(3)
Income tax benefit	(1,694)	(1,558)	(3,442)	(3,077)
Depreciation and amortization	10,824	7,737	21,330	15,099
Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$3,767	1,246	6,990	2,276	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended June 30,				Six months ended June 30, 2020
	2020		2019		2020		2019
Residential revenue	$14,209	74.8%	$11,890	75.5%	$27,766	74.6%	$22,955	75.7%
Business revenue	4,619	24.3	3,816	24.2	9,091	24.5	7,230	23.9
Other revenue	170	0.9	52	0.3	322	0.9	115	0.4
Communications revenue	$18,998	100.0%	$15,758	100.0%	$37,179	100.0%	$30,300	100.0%

Internet	$11,930	62.8%	$9,297	59.0%	$23,125	62.2%	$17,726	58.5%
Television	4,218	22.2	4,050	25.7	8,440	22.7	7,939	26.2
Telephone	2,812	14.8	2,395	15.2	5,502	14.8	4,575	15.1
Other	38	0.2	16	0.1	112	0.3	60	0.2
Communications revenue	$18,998	100.0%	$15,758	100.0%	$37,179	100.0%	$30,300	100.0%

Net loss	$(5,363)		(4,932)		(10,898)		(9,743)
EBITDA (a)	3,767		1,246		6,990		2,276

Capital expenditures	10,077		15,040		17,240		26,998

	As of
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Residential customer information:
Households served	53,067	49,684	47,744	45,228	42,760	40,338	37,351
Households passed (b)	144,869	143,505	140,986	137,269	132,984	127,253	122,396
Households served/passed	36.6%	34.6%	33.9%	32.9%	32.2%	31.7%	30.5%
Total households in current markets and new markets announced (c)	171,121	171,121	160,884	159,974	159,974	152,840	152,840

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
(c) During the first quarter of 2020, ALLO announced plans to expand its network to make services available in Norfolk, Nebraska. ALLO is now in twelve communities, including ten in Nebraska and two in Colorado.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2020, the Company had a $19.8 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 10.8 years. For a summary of the Company’s loan portfolio as of June 30, 2020 and December 31, 2019, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning balance	$20,605,065	22,082,643	20,798,719	22,520,498
Loan acquisitions:
Federally insured student loans	460,513	570,092	809,574	840,107
Private education loans	33,303	—	80,908	—
Consumer loans	22,980	114,633	85,811	184,754
Total loan acquisitions	516,796	684,725	976,293	1,024,861
Repayments, claims, capitalized interest, and other	(1,124,686)	(873,466)	(1,437,265)	(1,378,186)
Consolidation loans lost to external parties	(166,778)	(255,386)	(383,105)	(528,657)
Consumer loans sold	—	(47,680)	(124,245)	(47,680)
Ending balance	$19,830,397	21,590,836	19,830,397	21,590,836
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
For a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019, and a summary of the Company's loan status and delinquency amounts as of June 30, 2020, December 31, 2019, and June 30, 2019, see note 2 of the notes to consolidated financial statements included under Part 1, Item 1 of this report.
Provision for loan losses was $3.0 million and $9.0 million for the three months ended June 30, 2020 and 2019, respectively, and $79.3 million and $16.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in the provision for loan losses for the six months ended June 30, 2020 as compared to the same period in 2019 was due to an incremental provision recorded in the first quarter of 2020 of $63.0 million for the increase in expected defaults as a result of the COVID-19 pandemic and an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired during 2019 in which the provision for loan losses was recognized based upon an incurred loss methodology.

The Company's provision expense for the three months ended June 30, 2020 was also impacted by the Company's estimate of certain improved economic conditions as of June 30, 2020 than what was used by the Company to determine the allowance for loan losses as of March 31, 2020. These improved economic conditions were partially offset by the Company extending its reversion period (to the Company's actual long-term historical loss experience) as of June 30, 2020, as the Company currently believes the economy will take longer to recover from the COVID-19 pandemic than what was originally estimated as of March 31, 2020.
The Company's total allowance for loan losses of $209.4 million at June 30, 2020 represents reserves equal to 0.7% of the Company's federally insured loans (or 29.1% of the risk sharing component of the loans that is not covered by the federal guaranty), 8.7% of the Company's private education loans, and 26.2% of the Company's consumer loans.
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Variable loan yield, gross	3.09%	5.00%	3.55%	5.02%
Consolidation rebate fees	(0.84)	(0.84)	(0.83)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.02	0.02	0.02	0.02
Variable loan yield, net	2.27	4.18	2.74	4.20
Loan cost of funds - interest expense	(1.67)	(3.42)	(2.14)	(3.44)
Loan cost of funds - derivative settlements (a) (b)	0.14	0.02	0.09	0.03
Variable loan spread	0.74	0.78	0.69	0.79
Fixed rate floor income, gross	0.63	0.20	0.49	0.19
Fixed rate floor income - derivative settlements (a) (c)	(0.02)	0.23	0.01	0.27
Fixed rate floor income, net of settlements on derivatives	0.61	0.43	0.50	0.46
Core loan spread (d)	1.35%	1.21%	1.19%	1.25%

Average balance of loans	$20,242,054	21,837,774	20,517,906	22,075,522
Average balance of debt outstanding	20,217,401	21,536,878	20,417,086	21,761,723

(a) Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.

A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Core loan spread	1.35%	1.21%	1.19%	1.25%
Derivative settlements (1:3 basis swaps)	(0.14)	(0.02)	(0.09)	(0.03)
Derivative settlements (fixed rate floor income)	0.02	(0.23)	(0.01)	(0.27)
Loan spread	1.23%	0.96%	1.09%	0.95%

(b) Derivative settlements consist of net settlements received related to the Company’s 1:3 basis swaps.
(c) Derivative settlements consist of net settlements (paid) received related to the Company’s floor income interest rate swaps.
(d) Core loan spread, excluding consumer loans, would have been 1.24% and 1.16% for the three months ended June 30, 2020 and 2019, respectively, and 1.10% and 1.17% for the six months ended June 30, 2020 and 2019, respectively.
A trend analysis of the Company's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
1.30%
1.21%
1.17%
1.14%
1.02%
1.35%
0.08%
0.05%
0.10%
0.12%
0.29%
0.41%
0.80%
0.78%
0.81%
0.76%
0.62%
0.74%
Q1 19
Q2 19
Q3 19
Q4 19
Q1 20
Q2 20
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
Variable loan spread decreased during the three and six months ended June 30, 2020 as compared to the same periods in 2019 due to a widening of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first and second quarters of 2020 was the result of the significant decrease in interest rates during March 2020 and the first half of the second quarter of 2020. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. As the Company's debt resets at lower interest rates, the Company expects variable loan spread to increase from current levels. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s FFELP student loan assets and related funding for those assets.

The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of the Company's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed rate floor income, gross	$31,866	10,840	50,625	21,265
Derivative settlements (a)	(1,308)	12,165	816	28,867
Fixed rate floor income, net	$30,558	23,005	51,441	50,132
Fixed rate floor income contribution to spread, net	0.61%	0.43%	0.50%	0.46%
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
The increase in gross fixed rate floor income for the three and six months ended June 30, 2020 compared to the same periods in 2019 was due to lower interest rates in 2020 as compared to 2019. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. The decrease in net derivative settlements received from the floor income interest rate swaps in 2020 as compared to 2019 was due to a decrease in the notional amount of derivatives outstanding and a decrease in interest rates. The Company anticipates receiving increased levels of gross fixed rate floor income in future periods as a result of the significant drop in interest rates in the first and second quarters of 2020. This increase will be partially offset by an increase in net settlements paid on derivatives used to hedge these loans. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of June 30, 2020, the interest earned on a principal amount of $18.0 billion in the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $17.8 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2019 Annual Report.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Net interest income after provision for loan losses	$63,095	50,260	39,475	101,328	See table below for additional analysis.
Gain on sale of loans	—	1,712	18,206	1,712	The Company sold a portfolio of consumer loans in the first quarter of 2020 and second quarter of 2019 and recognized a gain of $18.2 million and $1.7 million, respectively.
Other income	732	3,176	3,947	6,701
Represents primarily borrower late fees. The decrease in borrower late fees for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Asset Generation and Management" above for additional information.

Impairment expense	—	—	(26,303)	—	In March 2020, the Company recognized an impairment of its beneficial interest in consumer loan securitization investments as a result of the expected impacts of the COVID-19 pandemic. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Derivative settlements, net	5,821	12,972	10,058	32,007	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value adjustments, net	(3,911)	(37,060)	(24,513)	(67,635)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps. During the first quarter of 2020 and first and second quarters of 2019, there were significant decreases in the forward yield curve resulting in decreases in the fair value of the Company's floor income interest rate swaps that resulted in a loss during these periods. Although the decreases in the forward yield curve were more substantial in 2020 as compared to 2019, the notional amount of derivatives outstanding during 2020 was much lower than compared to 2019.
Total other income/expense	2,642	(19,200)	(18,605)	(27,215)
Salaries and benefits	421	382	863	760
Other expenses	4,863	6,207	8,581	10,044
The primary component of other expenses is servicing fees paid to third parties. During the second quarter of 2019, the Company recognized $1.8 million of expenses to extinguish asset-backed notes from certain securitizations prior to their contractual maturity. Excluding these costs, other expenses increased during the three and six months ended June 30, 2020 as compared to the same periods in 2019 due to an increase in third party servicing costs in connection with the Company's consumer loan portfolio.

Intersegment expenses	9,055	11,665	20,971	23,952
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The decrease in servicing fees for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to the expected amortization of the Company's FFELP portfolio and a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	14,339	18,254	30,415	34,756
Total operating expenses, excluding the $1.8 million of expenses recognized in the second quarter of 2019 related to the extinguishment of debt prior to their contractual maturity (as described above), were 28 basis points and 30 basis points of the average balance of loans for the three months ended June 30, 2020 and 2019, respectively, and 30 basis points for both the six months ended June 30, 2020 and 2019.

Income (loss) before income taxes	51,398	12,806	(9,545)	39,357
Income tax (expense) benefit	(12,336)	(3,074)	2,291	(9,446)	Represents income tax (expense) benefit at an effective tax rate of 24%.
Net income (loss)	$39,062	9,732	(7,254)	29,911

Additional information:
Net income (loss)	$39,062	9,732	(7,254)	29,911
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The increase in net income for the three months ended June 30, 2020 as compared to the same period in 2019 was due to (i) an increase in core loan spread; (ii) a decrease in operating expenses; and (iii) a decrease in provision for loan losses. These items were partially offset by (i) a decrease in the average balance of loans in 2020 as compared to 2019 and (ii) a decrease in borrower late fees. The decrease in net income for the six months ended June 30, 2020 as compared to the same period in 2019 was due to (i) the impairment of the Company's beneficial interest in consumer loan securitizations recognized in 2020; (ii) the decrease in core loan spread and the average balance of loans in 2020 as compared to 2019; (iii) an incremental provision for loan losses in 2020 of $63.0 million (pre-tax) related to the increase in expected defaults as a result of the COVID-19 pandemic; and (iv) an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired during 2019 for which the provision for loan losses was recognized based upon an incurred loss methodology. These items were partially offset by a $18.2 million (pre-tax) gain in 2020 from the sale of consumer loans.

Derivative market value adjustments, net	3,911	37,060	24,513	67,635
Tax effect	(939)	(8,894)	(5,883)	(16,232)
Net income, excluding derivative market value adjustments	$42,034	37,898	11,376	81,314

Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Additional information
Variable interest income, gross	$155,646	271,983	361,156	549,006	Decrease was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(42,387)	(45,647)	(85,524)	(92,138)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,015	1,046	1,675	2,421	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	114,274	227,382	277,307	459,289
Interest on bonds and notes payable	(84,141)	(183,072)	(216,808)	(371,029)	Decrease was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	7,129	807	9,242	3,140	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	37,262	45,117	69,741	91,400
Fixed rate floor income, gross	31,866	10,840	50,625	21,265	Fixed rate floor income increased due to lower interest rates in 2020 as compared to 2019.
Derivative settlements, net (a)	(1,308)	12,165	816	28,867
Derivative settlements include the settlements received (paid) related to the Company's floor income interest rate swaps. Decrease in settlements was due to a decrease in the notional amount of derivatives outstanding and lower interest rates in 2020 as compared to 2019.

Fixed rate floor income, net of settlements on derivatives	30,558	23,005	51,441	50,132
Core loan interest income (a)	67,820	68,122	121,182	141,532
Investment interest	4,443	5,073	8,577	9,608	Decrease was due to lower interest rates in 2020 as compared to 2019.
Intercompany interest	(348)	(963)	(929)	(1,805)
Negative provision (provision) for loan losses - federally insured loans	1,950	(2,000)	(37,373)	(4,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - private education loans	(2,322)	—	(12,121)	—
Provision for loan losses - consumer loans	(2,627)	(7,000)	(29,803)	(12,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$68,916	63,232	49,533	133,335
Net interest income after provision for loan losses (net of settlements on derivatives) increased for the three months ended June 30, 2020 as compared to the same period in 2019 due to an increase in core loan spread and a decrease in provision for loan losses, partially offset by a decrease in the average balance of loans. Excluding the incremental provision for loan losses recognized in the first quarter of 2020 of $63.0 million related to the increase in expected defaults as a result of the COVID-19 pandemic, net interest income after provision for loan losses (net of settlements on derivatives) for the six months ended June 30, 2020 would have been $112.5 million. The decrease in net interest income after provision for loan losses (net of settlements on derivatives), excluding this provision, for the six months ended June 30, 2020 as compared to the same period in 2019 was due to a decrease in core loan spread and the average balance of loans.

(a) Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology, Services, and Payment Processing operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and capital needs to expand ALLO's communications network in the Company's Communications operating segment.
Sources of Liquidity
As of June 30, 2020, the Company had cash and cash equivalents of $67.5 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $142.2 million as of June 30, 2020. As of June 30, 2020, the Company has participated $86.7 million of these securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
The Company also has a $455.0 million unsecured line of credit that matures on December 16, 2024. As of June 30, 2020, there was $30.0 million outstanding on the unsecured line of credit and $425.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. In addition, the Company has a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of June 30, 2020, the secured line of credit had $5.0 million outstanding and $17.0 million was available for future use.
In addition, the Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2020, the Company holds $14.6 million (par value) of its own asset-backed securities.
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions; strategic acquisitions and investments, including anticipated capital commitments to Nelnet Bank; expansion of ALLO's telecommunications network; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.
Cash Flows
On a calendar year annual basis, the Company has historically generated positive cash flow from operations. However, during the six months ended June 30, 2020, the Company used $105.6 million in operating activities, compared to using $17.8 million for the same period in 2019.
As part of the Company’s Education Technology, Services, and Payment Processing operating segment, the Company collects tuition payments and subsequently remits these payments to the appropriate schools. Cash collected for customers and the related liability are included in the Company’s consolidated balance sheet. These accounts fluctuate with the fall and spring school terms based on the timing of when the Company collects tuition payments from customers and remits such payments to schools, resulting in these balances being significantly lower as of June 30 as compared to the balances as of December 31. The “due to customers” liability account decreased $169.2 million and $90.7 million for the six months ended June 30, 2020 and 2019, respectively. These decreases negatively impacted cash used in operating activities in the Company’s consolidated statements of cash flows for these periods.
Excluding the impact of the decrease in the "due to customers" liability account, the Company generated $63.6 million from operating activities for the six months ended June 30, 2020, compared to generating $72.9 million from operating activities for the same period in 2019. The decrease in such cash flows from operating activities was due to:
•The decrease in net income;
•The adjustments to net income for derivative market value adjustments;
•Adjustments to net income for the impact of the gains from sale of loans and investments; and
•The impact of changes to accrued interest receivable and other liabilities during the six months ended June 30, 2020 as compared to the same period in 2019.

These factors were partially offset by:
•Adjustments to net income for the impact of the non-cash provision for loan losses and impairment charges;
•A decrease in net payments to the Company's clearinghouse for margin payments on derivatives; and
•The impact of changes to accounts receivable and other assets during the six months ended June 30, 2020 as compared to the same period in 2019.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2020 was $717.3 million and $913.0 million, respectively. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2019 was $855.5 million and $976.0 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of June 30, 2020
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$19,459,691	5/27/25 - 4/25/68
FFELP, private education, and consumer loan warehouse facilities	382,052	11/22/21 - 2/26/23
	$19,841,743
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
As of June 30, 2020, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.28 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2020. As of June 30, 2020, the Company had $19.3 billion of loans included in asset-backed securitizations, which represented 97.3 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2020, private education and consumer loans funded with operating cash, and loans acquired subsequent to June 30, 2020.

Asset-backed Securitization Cash Flow Forecast
$2.28 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $2.28 billion include approximately $1.14 billion (as of June 30, 2020) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $1.14 billion, or approximately $0.87 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's June 30, 2020 balance of consolidated shareholders' equity.
Two of the Company’s asset-backed securitizations as of June 30, 2020 are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any outstanding principal generally until such time as all principal on the notes has been paid in full. Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitizations will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.
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
Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $25 million to $45 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
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
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2020, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $550.0 million, of which $201.1 million was outstanding and $348.9 million was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (November 20, 2020). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (November 22, 2021). The other warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements. As of June 30, 2020, the Company had $16.0 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2020, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On February 13, 2020, the Company closed on a private education loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On March 20, 2020, the facility was amended to increase the maximum financing amount to $200.0 million. The facility has an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of June 30, 2020, $107.4 million was outstanding under this warehouse facility and $92.6 million was available for future funding. Additionally, as of June 30, 2020, the Company had $12.4 million advanced as equity support under this facility.
The Company has a consumer loan warehouse facility that has an aggregate maximum financing amount available of $200.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of June 30, 2020, $73.6 million was outstanding under this facility and $126.4 million was available for future funding. Additionally, as of June 30, 2020, the Company had $24.7 million advanced as equity support under this facility.
Subsequent to June 30, 2020, the Company made the decision to sell an additional $60.8 million (par value) of consumer loans to an unrelated third party, who securitized such loans. As partial consideration received for the consumer loans sold, the Company received a 25.4 percent residual interest in the consumer loan securitization. The Company currently anticipates recognizing a gain in the third quarter of 2020 of $14.8 million (pre-tax) from the sale of these loans. After the completion of this loan sale, $46.8 million was outstanding under the Company's consumer loan warehouse facility and $153.2 million was available for future funding.
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
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2020, $925.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During the first six months of 2020, the Company completed three FFELP asset-backed securitizations totaling $1.1 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on these securitizations.
The Company, through its subsidiaries, has historically funded student loans by completing asset-backed securitizations. Fitch Ratings, Standard & Poor's, and Moody's Investors Service have recently downgraded and placed numerous tranches of FFELP securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by subsidiaries of the Company, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements. The decrease in principal payments and prepayments is due to significant increases in forbearances resulting from a contraction in economic activity and an increase in unemployment due to the COVID-19 pandemic. Such rating actions have caused the spreads on FFELP securitizations in general to widen and have reduced the liquidity in the secondary market for FFELP securitizations.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2020, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or make variation margin payments to its third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Liquidity Impact Related to the Communications Operating Segment
ALLO has made significant investments in its communications network and currently provides fiber directly to homes and businesses in communities in Nebraska and Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to other communities in the Midwest. For the six months ended June 30, 2020, ALLO's capital expenditures were $17.2 million. The Company currently anticipates total ALLO network capital expenditures for the remainder of 2020 (July 1, 2020 - December 31, 2020) will be approximately $20 million. However, this amount could change based on customer demand for ALLO's services. The Company currently plans to use cash from operating activities and its third-party unsecured line of credit to fund ALLO's capital expenditures, as well as potentially other third-party financing alternatives.
Liquidity Impact Related to Nelnet Bank
On March 18, 2020, the Company announced that it received notification of approval from the FDIC Board of Directors for federal deposit insurance and the UDFI in connection with the establishment of Nelnet Bank as a Utah-chartered industrial bank. Nelnet Bank would operate as an internet bank franchise focused on the private education loan marketplace, with a home office in Draper, Utah.
The approval from the FDIC and UDFI is subject to a number of conditions, including compliance with the terms of the orders from the FDIC and UDFI. In addition, Nelnet Bank will have to meet a readiness review by the FDIC and UDFI before commencing operations. Although a formal timeline has not been established for these items, the Company currently believes Nelnet Bank could be approved and operational by the fourth quarter of 2020.
On June 26, 2020, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12 percent; (ii) provide and maintain a revolving line of credit for the benefit of Nelnet Bank in an amount equal to the greater of either 10 percent of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank.
Nelnet Bank will be funded with an initial capital commitment of $100.0 million from the Company. Nelnet Bank will operate as a separate subsidiary of the Company, and the industrial bank charter will allow the Company to maintain its other diversified business offerings.
Other Debt Facilities
As discussed above, the Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of June 30, 2020, the unsecured line of credit had $30.0 million outstanding and $425.0 million was available for future use. The Company also has a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of June 30, 2020, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
The Company has issued Junior Subordinated Hybrid Securities (the "Hybrid Securities") that have a final maturity of September 15, 2061. The Hybrid Securities are unsecured obligations of the Company. As of June 30, 2020, the Company had $20.4 million of Hybrid Securities that remain outstanding.
During the second quarter of 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of June 30, 2020, $86.7 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
For further discussion of these debt facilities described above, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of June 30, 2020, 3,335,819 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2020 and June 30, 2020 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the second quarter of 2020, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2020	24,885	$1,253	50.36
Quarter ended June 30, 2020	1,473,049	67,274	45.67
Total	1,497,934	$68,527	45.75
Included in the shares repurchased during the quarter ended June 30, 2020 in the table above are a total of 100,000 shares of Class A common stock the Company purchased on May 27, 2020 from Shelby J. Butterfield, a significant shareholder of the Company. The shares were purchased at a discount to the closing market price of the Company's Class A common stock as of May 27, 2020, and the transaction was separately approved by the Company's Board of Directors. Immediately prior to the Company's repurchase of such shares from Ms. Butterfield, the repurchased shares were shares of the Company's Class B common stock that Ms. Butterfield converted to shares of Class A common stock.
Dividends
On June 15, 2020, the Company paid a second quarter 2020 cash dividend on the Company's Class A and Class B common stock of $0.20 per share. In addition, the Company's Board of Directors has declared a third quarter 2020 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.20 per share. The third quarter cash dividend will be paid on September 15, 2020 to shareholders of record at the close of business on September 1, 2020.
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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2020		As of December 31, 2019
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$6,905,489	34.8%	$3,647,365	17.5%
Variable-rate loan assets	12,924,908	65.2	17,151,354	82.5
Total	$19,830,397	100.0%	$20,798,719	100.0%

Fixed-rate debt instruments	$803,005	4.0%	$562,203	2.7%
Variable-rate debt instruments	19,180,821	96.0	20,240,977	97.3
Total	$19,983,826	100.0%	$20,803,180	100.0%
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
As a result of the significant drop in interest rates in March 2020 and the first half of the second quarter of 2020, the Company earned $3.9 million and $4.8 million of variable-rate floor income on approximately $1.4 billion of FFELP loans during the three and six months ended June 30, 2020, respectively. The Company no longer earns such variable-rate floor income on these loans, since the borrower rate reset on July 1, 2020 to reflect the lower interest rate environment. No variable-rate floor income was earned by the Company in 2019.
A summary of fixed rate floor income earned by the Company follows.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed rate floor income, gross	$31,866	10,840	50,625	21,265
Derivative settlements (a)	(1,308)	12,165	816	28,867
Fixed rate floor income, net	$30,558	23,005	51,441	50,132
(a) Includes settlement payments on derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased for the three and six months ended June 30, 2020 as compared to the same periods in 2019 due to lower interest rates in 2020 as compared to 2019.
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
The decrease in net derivative settlements received from the floor income interest rate swaps for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was due to a decrease in the notional amount of derivatives outstanding and a decrease in interest rates.
The Company anticipates receiving increased levels of gross fixed rate floor income in future periods as a result of the significant drop in interest rates in March 2020 and the second quarter of 2020. This increase will be partially offset by an increase in net settlements paid on derivatives used to hedge these loans.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2020.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.0 - 3.49%	3.27%	0.73%	$985,604
3.5 - 3.99%	3.66%	1.02%	1,374,119
4.0 - 4.49%	4.20%	1.56%	1,081,053
4.5 - 4.99%	4.71%	2.07%	678,431
5.0 - 5.49%	5.22%	2.58%	443,610
5.5 - 5.99%	5.67%	3.03%	302,021
6.0 - 6.49%	6.19%	3.55%	347,076
6.5 - 6.99%	6.70%	4.06%	339,097
7.0 - 7.49%	7.17%	4.53%	120,445
7.5 - 7.99%	7.71%	5.07%	216,190
8.0 - 8.99%	8.18%	5.54%	512,420
> 9.0%	9.05%	6.41%	195,264
			$6,595,330
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2020, the weighted average estimated variable conversion rate was 2.35% and the short-term interest rate was 37 basis points.
The following table summarizes the outstanding derivative instruments as of June 30, 2020 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)(d)

2021	$600,000	2.15%
2022 (b)	500,000	0.94
2023 (c)	400,000	1.00
	$1,500,000	1.44%

(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b) $250.0 million of these derivatives have forward effective start dates in each of August 2020 and June 2021.
(c) $250.0 million of these derivatives have forward effective start dates in July 2020.
(d) Excluding the derivatives with forward effective start dates, the weighted average fixed rate paid by the Company as of June 30, 2020 on its $750 million floor income derivative portfolio was 2.17%.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2020.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$18,007,201	—
3 month H15 financial commercial paper	Daily	786,316	—
3 month Treasury bill	Daily	594,354	—
1 month LIBOR	Monthly	—	10,911,193
3 month LIBOR (a)	Quarterly	—	6,927,757
Fixed rate	—	—	760,063
Auction-rate (b)	Varies	—	757,925
Asset-backed commercial paper (c)	Varies	—	201,126
Other (d)	—	1,408,662	1,238,469
		$20,796,533	20,796,533

(a) The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2020.

Maturity	Notional amount (i)
2021	$250,000
2022	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$6,150,000
(i) The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2020 was one-month LIBOR plus 9.1 basis points.
(b) As of June 30, 2020, the Company was sponsor for $757.9 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,334)	(15.1)%	$(31,420)	(29.1)%	$(1,780)	(1.6)%	$(5,343)	(5.0)%
Impact of derivative settlements	1,865	1.7	5,594	5.2	1,429	1.3	4,286	4.0
Increase (decrease) in net income before taxes	$(14,469)	(13.4)%	$(25,826)	(23.9)%	$(351)	(0.3)%	$(1,057)	(1.0)%
Increase (decrease) in basic and diluted earnings per share	$(0.28)		$(0.50)		$(0.01)		$(0.02)

	Three months ended June 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(4,352)	(14.1)%	$(7,962)	(25.8)%	$(2,429)	(7.9)%	$(7,286)	(23.6)%
Impact of derivative settlements	7,067	22.9	21,201	68.6	1,705	5.5	5,114	16.6
Increase (decrease) in net income before taxes	$2,715	8.8%	$13,239	42.8%	$(724)	(2.4)%	$(2,172)	(7.0)%
Increase (decrease) in basic and diluted earnings per share	$0.05		$0.25		$(0.01)		$(0.04)

	Six months ended June 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(26,249)	(45.3)%	$(47,972)	(82.7)%	$(3,754)	(6.5)%	$(11,267)	(19.4)%
Impact of derivative settlements	6,216	10.7	18,647	32.2	3,020	5.2	9,060	15.6
Increase (decrease) in net income before taxes	$(20,033)	(34.6)%	$(29,325)	(50.5)%	$(734)	(1.3)%	$(2,207)	(3.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.38)		$(0.56)		$(0.01)		$(0.04)

	Six months ended June 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(7,822)	(9.3)%	$(13,246)	(15.8)%	$(5,000)	(6.0)%	$(14,999)	(17.9)%
Impact of derivative settlements	16,190	19.3	48,571	57.9	3,554	4.2	10,662	12.6
Increase (decrease) in net income before taxes	$8,368	10.0%	$35,325	42.1%	$(1,446)	(1.8)%	$(4,337)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.16		$0.67		$(0.03)		$(0.08)

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
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that the majority of its employees are working remotely due to the COVID-19 pandemic. The Company is continually monitoring and assessing the effect of the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.
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
ITEM 1A.  RISK FACTORS
The following risk factors provide supplements and updates to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 in response to Item 1A of Part I of such Form 10-K, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 in response to Item 1A of Part II of such Form 10-Q:
The COVID-19 pandemic has adversely impacted our results of operations, and could continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows.
The rapid outbreak of the respiratory disease caused by a novel strain of coronavirus, coronavirus 2019 or COVID-19 (“COVID-19”), was declared a global pandemic by the World Health Organization on March 11, 2020 and a national emergency by the President on March 13, 2020. Beginning on March 15, 2020, many businesses and schools closed or reduced hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implemented various containment efforts, including lockdowns on non-essential business, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates and equity market valuations, and extreme volatility in the U.S. and world markets. These effects have adversely impacted our results of operations for the six months ended June 30, 2020, and if these effects continue for a prolonged period or result in sustained economic stress or recession, they could have a material adverse impact on us in a number of ways related to credit, interest rates, operations, and other risks as described in more detail below.
Credit Risks
COVID-19 is having far reaching, negative impacts on individuals, businesses, and, consequently, the overall economy. Specifically, COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, many individual student and consumer borrowers have experienced financial hardship, making it difficult, if not impossible, to meet loan payment obligations without temporary assistance, and we expect that more borrowers will be similarly affected the longer the COVID-19 pandemic continues. We are monitoring key metrics as early warning indicators of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
Due to these circumstances, in the first quarter of 2020, we recognized an increase to the expense provision for loan losses of $63.0 million (pre-tax) and an impairment charge on our beneficial interest in consumer loans securitizations of $26.3 million (pre-tax). The increase in the provision for loan losses and impairment expense were based on an evaluation of current and forecasted economic conditions, directly taking into consideration the negative impact of COVID-19 on the U.S. economy. We evaluated and considered several forecasted economic scenarios when making these adjustments. We also considered the characteristics of our loan portfolios and their expected behavior in the forecasted economic scenarios. We update our evaluation of current and forecasted economic conditions each reporting period and adjust our allowance for loan losses as appropriate. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of these assessments, specifically related to the severity and length of the downturn and the timing and extent of subsequent recovery, it could result in additional allowance for loan losses and impairment charges being recorded in future periods.
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
For example, during the three and six months ended June 30, 2020, we experienced a decrease in variable loan spread due to a significant widening of the basis between the asset and debt indices in which we earn interest on our loans and fund such loans. This widening was the result of a significant decrease in interest rates beginning in March 2020 as a result of COVID-19. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on our assets occurring daily in contrast to the timing of the interest resets on our debt that occurs either monthly or quarterly. Although such compression is generally expected to be mitigated over time as interest rates on our debt are reset to reflect the lower interest rate environment, interest rate volatility may continue to have an adverse impact on us.
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
Beginning in March 2020, schools largely moved to on-line classes for their students. It is unclear at this time how many schools will be back to on-campus learning beginning with the 2020/2021 academic year and/or if schools decide to conduct on-campus learning, if they will have to move back to on-line classes during the academic term if the COVID-19 pandemic increases in severity. Student loan application volumes have begun to decrease and our current expectation is that new student loan volumes will decline in 2020 compared with 2019. The magnitude of the expected decline depends upon many factors, including the economic impact caused by the pandemic coupled with uncertainty regarding on-line versus in person classes. A decline in school enrollments has also reduced demand for our education technologies, services, and payment processing products and services, and continued declines over subsequent academic periods could have a similar impact.
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, federal student loan payments and interest accruals were suspended on all loans owned by the Department of Education (the “Department”) until September 30, 2020. The Department instructed us and other student loan servicers to apply the benefits of the law retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19. Although we will receive less servicing revenue per borrower through September 30, 2020 based on borrower status, we currently anticipate more borrowers being in a current status subsequent to September 30, 2020, at which time our revenue per borrower is expected to increase. We do not currently anticipate an adverse impact from the CARES Act on the total amount of revenue to be earned during 2020 under our Department servicing contracts. However, servicing revenue was negatively impacted in the second quarter of 2020, is expected to be lower in the third quarter of 2020, and is currently expected to be higher in the fourth quarter of 2020, than in corresponding prior periods. While federal student loan payments are suspended, our operating expenses have been and will continue to be lower due to a significant reduction of borrower statement printing and postage costs. In addition, during the second quarter of 2020, revenue from the Department for originating consolidation loans was adversely impacted as a result of borrowers receiving relief on their existing loans, thus not initiating a consolidation. We currently anticipate this revenue will continue to be negatively impacted while student loan payments and interest accruals are suspended.
Beginning in the second quarter of 2020, FFELP, private education, and consumer loan servicing revenue was adversely impacted by the COVID-19 pandemic, due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing. In addition, origination fee revenue was negatively impacted as borrowers are less likely to refinance their loans when they are receiving certain relief measures from their current lender. We anticipate this trend will continue in future periods that are impacted by the COVID-19 pandemic, with the magnitude based on the extent to which existing or additional borrower relief policies and activities are implemented or extended by servicing customers.
If the student loan borrower relief provisions of the CARES Act were potentially extended past September 30, 2020 and/or new legislative or regulatory student loan borrower relief measures similar to such provisions of the CARES Act were to become effective, the levels and timing of future servicing revenues could continue to be impacted in a similar manner through the extended period of time that such provisions or measures are in effect.
Although the CARES Act does not apply to our FFELP loans, private education loans, or consumer loans, several states have announced various initiatives to suspend payment obligations for private education loan borrowers in those states, and we are proactively providing relief for our FFELP, private education, and consumer loan borrowers. In addition, there currently are federal legislative proposals that would provide borrower relief with respect to privately-held FFELP loans, such as our FFELP loans. Due to uncertainties regarding, among other things, the duration of the COVID-19 pandemic and any new legislation, regulations, guidance, or widely accepted practices with respect to relief to loan borrowers, we are not able to estimate the ultimate impact that debt relief measures will have on our results of operations.
The CARES Act and other COVID-19-related borrower relief measures have resulted in, and may continue to result in, certain processing and other changes within our loan servicing operations, including the processing of automatic forbearances, special payment instructions, and special credit reporting. Such changes involve additional regulatory and other complexities, uncertainties, and matters of interpretation. Currently, we are defending a putative class action brought by student loan borrowers alleging that Great Lakes furnishing of certain information to credit reporting agencies was inaccurate under the CARES Act. We deny any wrongdoing. In addition, such COVID-19 regulatory measures and associated operational changes increase the risk that noncompliance with applicable laws, regulations, and Consumer Financial Protection Bureau guidance could result in penalties, litigation, reputation damage, and a loss of customers.
Liquidity and Capital Resources
We currently believe our liquidity and capital resources position is strong, and we expect to be able to fund our business operations for the foreseeable future. We also currently plan to continue making regular quarterly dividend payments on our Class A and Class B common stock, subject to future earnings, capital requirements, financial condition, and other factors. However, if circumstances surrounding COVID-19 continue to change in significantly adverse ways and/or if the pandemic continues for an extended period of time, our liquidity and capital resources position could be materially and adversely affected, which could adversely impact our businesses, cash flows (including forecasted cash flows from our asset-backed securitizations), and overall financial condition, and could also result in a reduction, suspension, or discontinuation of quarterly dividend payments on our Class A and Class B common stock.

We have historically funded student loans by completing asset-backed securitizations. Fitch Ratings, Standard & Poor's, and Moody’s Investors Service have recently downgraded and placed numerous tranches of FFELP securitizations by various issuers, including certain tranches of prior FFELP securitizations issued by us, on review for potential downgrade due to principal payments and prepayments on the underlying student loans coming in slower than initial expectations, and the resulting risk that certain principal maturities on those FFELP securitizations may not be met by the final maturity dates, which could result in an event of default under the underlying securitization agreements. The decrease in principal payments and prepayments is due to significant increases in forbearances resulting from a contraction in economic activity and an increase in unemployment due to the COVID-19 pandemic. Such rating actions have caused the spreads on FFELP securitizations in general to widen and have reduced the liquidity in the secondary market for FFELP securitizations. Such actions could adversely affect our ability to access the asset-backed securities market, or make new securitization transactions more expensive by requiring us to pay a higher spread over LIBOR when pricing new bonds.
* * * * *
The extent to which the COVID-19 pandemic impacts our businesses, results of operations, financial condition, and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including, among others: the scope, severity, and duration of the pandemic; the number of our employees, borrowers, customers, and vendors adversely affected by the pandemic; the impact of the pandemic on schools, student enrollment, and the need for student and consumer loans; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial, and economic impacts of the pandemic; any further legislative or regulatory changes that suspend or reduce payments or cancel or discharge obligations for student or consumer loan borrowers; any reputational damage related to the broader reception and perception of our response to the pandemic; and the impact of the pandemic on local, U.S., and world economies. However, as with many other businesses, the impact of the COVID-19 pandemic, or any other pandemic, on our businesses could be material and adverse. To the extent that the COVID-19 pandemic continues to adversely affect the U.S. and world economies and/or adversely affects our businesses, results of operations, financial condition, and/or cash flows, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the "Risk Factors" section of our 2019 Annual Report on Form 10-K or risks described in our other filings with the Securities and Exchange Commission.
Our largest fee-based customer, the Department of Education, represented 30 percent of our revenue in 2019. Failure to extend the Department contracts or obtain new Department contracts in the Department's NextGen procurement process, our inability to consistently surpass competitor performance metrics, or unfavorable contract modifications or interpretations, could significantly lower servicing revenue and hinder future service opportunities.
Our subsidiaries Nelnet Servicing, LLC (“Nelnet Servicing”) and Great Lakes Educational Loan Services, Inc. (“Great Lakes”) are two of four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) that have student loan servicing contracts awarded by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department. The Department also has contracts with 31 not-for-profit (“NFP”) entities to service student loans, although currently five NFP servicers service the volume allocated to these 31 entities. As of June 30, 2020, Nelnet Servicing was servicing $185.3 billion of student loans for 5.5 million borrowers under its contract, and Great Lakes was servicing $243.6 billion of student loans for 7.3 million borrowers under its contract. For the year ended December 31, 2019, we recognized a total of $343.6 million in revenue from the Department under these contracts, which represented 30 percent of our revenue. For the three and six months ended June 30, 2020, we recognized a total of $82.6 million and $167.7 million in revenue from the Department under these contracts, respectively.
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
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for three NextGen components:
•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019 and October 4, 2019, we responded to the EPS solicitation component. On January 16, 2020, the Department released an amendment to the EPS solicitation component and we responded on February 3, 2020. In addition, on August 1, 2019, we responded to the BPO solicitation component. On January 10, 2020, the Department released an amendment to the BPO solicitation component and we responded on January 30, 2020. The EPS solicitation component was for a transitional technology system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers for a period of time before eventually moving to OPS in the future. However, on April 3, 2020, the Department cancelled the OPS solicitation component. The BPO solicitation component is for the back office and call center operational functions for servicing the Department's student loan customers.
On March 30, 2020, we received a letter from the Department notifying us that our proposal in response to the EPS component had been determined to be outside of the competitive range and would receive no further consideration for an award. On April 13, 2020, we filed a protest with the Government Accountability Office ("GAO") challenging the Department's decision to cancel the OPS solicitation component without amending the EPS solicitation component. On April 27, 2020, we filed a supplemental protest challenging a number of bases for the Department's competitive range exclusion of our proposal from the EPS solicitation component. On July 10, 2020, the Department cancelled the solicitation for the EPS component. In its cancellation description, the Department indicated that it continues to be committed to the goals and vision of NextGen, and that it will be introducing a new solicitation to continue the NextGen strategy in the future. Based on the Department's cancellation of the EPS procurement, on July 14, 2020, the GAO dismissed our protests as moot. We fully intend to compete for the servicing system solution as the Department proceeds with their NextGen strategy.
On June 18, 2020, we received a letter from the Department notifying us that our proposal in response to the BPO solicitation component was determined to be ineligible for award, claiming our response did not meet certain requirements related to small business participation. We immediately requested a debriefing regarding the Department's basis for this decision. Prior to providing us a debriefing, on June 24, 2020, the Department awarded and signed contracts with five other companies in connection with the BPO solicitation. On July 13, 2020, we filed a protest with the GAO challenging on a number of bases the Department's determination that our BPO response did not meet small business participation requirements. In addition, on July 20, 2020, we filed a supplemental protest challenging the Department's decision to proceed with awards of contracts for the BPO component, when it cancelled the EPS component and a new EPS solicitation is expected to be released. On July 24, 2020, the Department provided us a debriefing regarding the Department's June 18, 2020 decision to eliminate us from the BPO competition. On July 28, 2020, we filed a second supplemental protest challenging the Department's BPO decision. Under applicable law, contract awards to other parties for the BPO component are subject to a stay of performance until the protests are resolved. A decision by the GAO is due on or before October 22, 2020.
In the event that our servicing contracts are not extended beyond the current expiration date or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks to us and uncertainties regarding the current Department contracts and potential future Department contracts, including the pending and uncertain nature of the Department's awards of new contracts to other service providers and its current NextGen contract procurement process and the impact of the cancellation by the Department of the EPS component, which could be subject to potential delays, further cancellations, or material changes to the structure of the contract procurement process; the uncertain timing and nature of the outcome of our protests related to the BPO component and a protest by another interested party regarding the BPO solicitation; the possibility that new contract awards and other evaluations of proposals may be challenged by various interested parties and may not be finalized or implemented within the currently anticipated time frame or at all; risks that we may not be successful in obtaining any new contracts with the Department; and risks and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the outcome of the current protests regarding the BPO component, or the timing, nature, or ultimate outcome of the Department's NextGen contract procurement process.
New loan volume is currently allocated among the four TIVAS and five NFP servicers based on certain performance metrics established by the Department and compared among all loan servicers in this group. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics.
In the event the current Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, loan servicing revenue could decrease significantly and/or operating costs to serve the contracts could increase significantly. For example, as of January 2020, a change instituted by the Department required enrollment in the Ongoing Security Authorization (OSA) program that requires quarterly control assessments. The OSA program replaced the previous Authority to Operate (ATO) triennial assessment process. Because the OSA program is a novel process, we may encounter unforeseen issues with the Department, including differing interpretations on compliance controls and reporting requirements. Our inability to remediate any such issues to the satisfaction of the Department may cause a temporary or permanent injunction on servicing student loans under the contracts.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2020 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2020	687,123	$44.30	686,601	4,117,276
May 1 - May 31, 2020	507,317	46.86	507,317	3,609,959
June 1 - June 30, 2020	278,609	46.87	274,140	3,335,819
Total	1,473,049	$45.67	1,468,058
(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares purchased pursuant to the applicable stock repurchase program discussed in footnote (b) below during May included a total of 100,000 shares of Class A common stock purchased from a certain significant shareholder in a privately negotiated transaction on May 27, 2020. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 522 shares, 0 shares, and 4,469 shares in April, May, and June 2020, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
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

ITEM 6.  EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	SLABS Participation Agreement, dated effective as of May 5, 2020, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee.

10.2*	Parent Company Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank.

10.3*	Capital and Liquidity Maintenance Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank.

10.4*+	Appendix A, dated July 29, 2020, to Management Agreement dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

10.5*+	Amended Appendix A, dated July 29, 2020, to Management Agreement dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

10.6*+	Management Agreement dated effective as of July 29, 2020, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith
+ A schedule or similar attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 6, 2020	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 6, 2020	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer