Form 10-Q
period 2020-09-30
NELNET INC
filed 2020-11-05
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2020, there were 27,169,876 and 11,171,609 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	September 30, 2020	December 31, 2019
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $185,899 and $61,914, respectively)	$20,076,542	21,402,868
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	31,998	13,922
Cash and cash equivalents - held at a related party	64,318	119,984
Total cash and cash equivalents	96,316	133,906
Investments	476,827	247,099
Restricted cash	519,143	650,939
Restricted cash - due to customers	286,082	437,756
Accounts receivable (net of allowance for doubtful accounts of $3,731 and $4,455, respectively)	69,916	115,391
Goodwill	156,912	156,912
Intangible assets, net	58,701	81,532
Property and equipment, net	360,490	348,259
Other assets	121,597	134,308
Total assets	$22,222,526	23,708,970
Liabilities:
Bonds and notes payable	$19,215,053	20,529,054
Accrued interest payable	29,612	47,285
Other liabilities	288,948	303,781
Due to customers	286,082	437,756
Total liabilities	19,819,695	21,317,876
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,163,588 shares and 28,458,495 shares, respectively	272	285
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,171,609 shares and 11,271,609 shares, respectively	112	113
Additional paid-in capital	1,704	5,715
Retained earnings	2,393,113	2,377,627
Accumulated other comprehensive earnings	4,284	2,972
Total Nelnet, Inc. shareholders' equity	2,399,485	2,386,712
Noncontrolling interests	3,346	4,382
Total equity	2,402,831	2,391,094
Total liabilities and equity	$22,222,526	23,708,970

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$20,085,382	21,399,382
Restricted cash	501,080	639,847
Bonds and notes payable	(19,349,111)	(20,742,798)
Accrued interest payable and other liabilities	(88,911)	(162,494)
Net assets of consolidated education and other lending variable interest entities	$1,148,440	1,133,937
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loan interest	$134,507	229,063	462,439	709,618
Investment interest	5,238	9,882	18,379	26,701
Total interest income	139,745	238,945	480,818	736,319
Interest expense:
Interest on bonds and notes payable	58,423	172,488	277,788	551,221
Net interest income	81,322	66,457	203,030	185,098
Less (negative provision) provision for loan losses	(5,821)	10,000	73,476	26,000
Net interest income after provision for loan losses	87,143	56,457	129,554	159,098
Other income/expense:
Loan servicing and systems revenue	113,794	113,286	337,571	342,169
Education technology, services, and payment processing revenue	74,121	74,251	217,100	213,753
Communications revenue	20,211	16,470	57,390	46,770
Gain on sale of loans	14,817	—	33,023	1,712
Other income	1,502	13,439	69,910	36,946
Impairment expense	—	—	(34,419)	—
Derivative market value adjustments and derivative settlements, net	1,049	1,668	(13,406)	(33,959)
Total other income/expense	225,494	219,114	667,169	607,391
Cost of services:
Cost to provide education technology, services, and payment processing services	25,243	25,671	63,424	62,601
Cost to provide communications services	5,914	5,236	17,240	15,096
Total cost of services	31,157	30,907	80,664	77,697
Operating expenses:
Salaries and benefits	126,096	116,670	365,220	338,942
Depreciation and amortization	30,308	27,701	87,349	76,398
Other expenses	34,744	58,329	115,184	147,562
Total operating expenses	191,148	202,700	567,753	562,902
Income before income taxes	90,332	41,964	148,306	125,890
Income tax expense	19,156	8,829	30,286	26,429
Net income	71,176	33,135	118,020	99,461
Net loss (income) attributable to noncontrolling interests	327	77	(568)	(38)
Net income attributable to Nelnet, Inc.	$71,503	33,212	117,452	99,423
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.86	0.83	2.99	2.48
Weighted average common shares outstanding - basic and diluted	38,538,476	39,877,129	39,229,932	40,098,346

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$71,176	33,135	118,020	99,461
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	1,893	(334)	2,114	(1,306)
Reclassification adjustment for (gains) losses recognized in net income, net	(513)	—	(390)	—
Income tax effect	(329)	80	(412)	313
Total other comprehensive income (loss)	1,051	(254)	1,312	(993)
Comprehensive income	72,227	32,881	119,332	98,468
Comprehensive loss (income) attributable to noncontrolling interests	327	77	(568)	(38)
Comprehensive income attributable to Nelnet, Inc.	$72,554	32,958	118,764	98,430

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2019	—	28,399,526	11,279,641	$—	284	113	1,670	2,317,115	3,144	4,292	2,326,618
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,165	4,165
Net income (loss)	—	—	—	—	—	—	—	33,212	—	(77)	33,135
Other comprehensive loss	—	—	—	—	—	—	—	—	(254)	—	(254)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,865)	(3,865)
Cash dividends on Class A and Class B common stock - $0.18 per share	—	—	—	—	—	—	—	(7,142)	—	—	(7,142)
Issuance of common stock, net of forfeitures	—	15,345	—	—	—	—	524	—	—	—	524
Compensation expense for stock based awards	—	—	—	—	—	—	1,705	—	—	—	1,705
Repurchase of common stock	—	(3,365)	—	—	—	—	(221)	—	—	—	(221)
Balance as of September 30, 2019	—	28,411,506	11,279,641	$—	284	113	3,678	2,343,185	2,890	4,515	2,354,665

Balance as of June 30, 2020	—	27,232,836	11,171,609	$—	272	112	1,867	2,331,312	3,233	3,990	2,340,786
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	14	14
Net income (loss)	—	—	—	—	—	—	—	71,503	—	(327)	71,176
Other comprehensive income	—	—	—	—	—	—	—	—	1,051	—	1,051
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(331)	(331)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(7,664)	—	—	(7,664)
Issuance of common stock, net of forfeitures	—	24,132	—	—	—	—	553	—	—	—	553
Compensation expense for stock based awards	—	—	—	—	—	—	1,864	—	—	—	1,864
Repurchase of common stock	—	(93,380)	—	—	—	—	(2,580)	(2,038)	—	—	(4,618)
Balance as of September 30, 2020	—	27,163,588	11,171,609	$—	272	112	1,704	2,393,113	4,284	3,346	2,402,831

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,217	4,217
Net income	—	—	—	—	—	—	—	99,423	—	38	99,461
Other comprehensive loss	—	—	—	—	—	—	—	—	(993)	—	(993)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,978)	(3,978)
Cash dividends on Class A and Class B common stock - $0.54 per share	—	—	—	—	—	—	—	(21,546)	—	—	(21,546)
Issuance of common stock, net of forfeitures	—	156,874	—	—	1	—	4,400	—	—	—	4,401
Compensation expense for stock based awards	—	—	—	—	—	—	4,663	—	—	—	4,663
Repurchase of common stock	—	(723,832)	—	—	(7)	—	(6,007)	(34,248)	—	—	(40,262)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Conversion of common stock	—	180,000	(180,000)	—	2	(2)	—	—	—	—	—
Balance as of September 30, 2019	—	28,411,506	11,279,641	$—	284	113	3,678	2,343,185	2,890	4,515	2,354,665

Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	66	66
Net income	—	—	—	—	—	—	—	117,452	—	568	118,020
Other comprehensive income	—	—	—	—	—	—	—	—	1,312	—	1,312
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(920)	(920)
Cash dividends on Class A and Class B common stock - $0.60 per share	—	—	—	—	—	—	—	(23,343)	—	—	(23,343)
Issuance of common stock, net of forfeitures	—	196,407	—	—	2	—	5,153	—	—	—	5,155
Compensation expense for stock based awards	—	—	—	—	—	—	5,459	—	—	—	5,459
Repurchase of common stock	—	(1,591,314)	—	—	(16)	—	(14,623)	(58,506)	—	—	(73,145)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,867)	—	—	(18,867)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(1,250)	—	(750)	(2,000)
Balance as of September 30, 2020	—	27,163,588	11,171,609	$—	272	112	1,704	2,393,113	4,284	3,346	2,402,831

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2020	2019
Net income attributable to Nelnet, Inc.	$117,452	99,423
Net income attributable to noncontrolling interests	568	38
Net income	118,020	99,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	149,175	142,519
Loan discount accretion	(27,814)	(27,554)
Provision for loan losses	73,476	26,000
Derivative market value adjustments	21,072	73,265
Payments from termination of derivative instruments, net	—	(13,940)
Payments to clearinghouse - initial and variation margin, net	(20,405)	(59,967)
Gain on sale of loans	(33,023)	(1,712)
Gain from investments, net	(37,766)	(4,891)
(Gain) loss on repurchases and extinguishment of debt, net	(508)	15,679
Deferred income tax benefit	(10,975)	(9,592)
Non-cash compensation expense	5,538	4,948
Impairment expense	34,419	—
Increase in loan and investment accrued interest receivable	(27,192)	(57,864)
Decrease (increase) in accounts receivable	45,475	(7,637)
Decrease (increase) in other assets, net	19,491	(28,646)
Decrease in the carrying amount of ROU asset	9,150	6,529
Decrease in accrued interest payable	(17,673)	(9,334)
Increase in other liabilities	32,733	62,757
Decrease in the carrying amount of lease liability	(8,484)	(6,734)
Decrease in due to customers	(151,674)	(60,369)
Net cash provided by operating activities	173,035	142,918
Cash flows from investing activities:
Purchases of loans	(1,032,636)	(1,360,873)
Purchases of loans from a related party	(75,118)	(32,580)
Net proceeds from loan repayments, claims, and capitalized interest	2,209,797	2,628,156
Proceeds from sale of loans	136,126	42,215
Purchases of available-for-sale securities	(221,427)	(1,010)
Proceeds from sales of available-for-sale securities	97,278	169
Proceeds from beneficial interest in loan securitizations	34,371	2,166
Purchases of other investments	(122,584)	(70,600)
Proceeds from other investments	8,528	52,653
Purchases of property and equipment	(80,698)	(67,681)
Net cash provided by investing activities	953,637	1,192,615
Cash flows from financing activities:
Payments on bonds and notes payable	(2,803,214)	(3,718,851)
Proceeds from issuance of bonds and notes payable	1,460,524	2,410,363
Payments of debt issuance costs	(7,144)	(10,527)
Payments to extinguish debt	—	(14,030)
Dividends paid	(23,343)	(21,546)
Repurchases of common stock	(73,145)	(40,262)
Proceeds from issuance of common stock	1,250	1,171
Acquisition of noncontrolling interest	(2,000)	—
Issuance of noncontrolling interests	—	4,138
Distribution to noncontrolling interests	(660)	(173)
Net cash used in financing activities	(1,447,732)	(1,389,717)
Net decrease in cash, cash equivalents, and restricted cash	(321,060)	(54,184)
Cash, cash equivalents, and restricted cash, beginning of period	1,222,601	1,192,391
Cash, cash equivalents, and restricted cash, end of period	$901,541	1,138,207

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$259,120	518,557
Cash disbursements made for income taxes, net of refunds and credits received	$13,413	14,820
Cash disbursements made for operating leases	$9,457	7,307
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$4,158	7,972
Receipt of beneficial interest in consumer loan securitizations	$52,501	7,921
Distribution to noncontrolling interest	$260	3,805
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

	As of	As of	As of	As of
	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Total cash and cash equivalents	$96,316	133,906	160,979	121,347
Restricted cash	519,143	650,939	667,919	701,366
Restricted cash - due to customers	286,082	437,756	309,309	369,678
Cash, cash equivalents, and restricted cash	$901,541	1,222,601	1,138,207	1,192,391
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2019 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").
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
Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following factors, as applicable, for each of the Company’s loan portfolios: student loans in repayment versus those in nonpaying status; delinquency status; type of private education or consumer loan program; trends in defaults in the portfolio based on Company and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes in federal student loan programs; current economic conditions, including changes in unemployment rates and gross domestic product growth; and other relevant qualitative factors. The federal government guarantees 97 percent of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Student loans disbursed prior to October 1, 1993 are fully insured. The Company places private education loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days past due. The Company places consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program. Collections, if any, are reflected as a recovery through the allowance for loan losses.
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

	As of	As of
	September 30, 2020	December 31, 2019
Federally insured student loans:
Stafford and other	$4,372,469	4,684,314
Consolidation	14,773,110	15,644,229
Total	19,145,579	20,328,543
Private education loans	273,807	244,258
Consumer loans	100,180	225,918
	19,519,566	20,798,719
Accrued interest receivable	760,787	733,497
Loan discount, net of unamortized loan premiums and deferred origination costs	(17,912)	(35,036)
Non-accretable discount	—	(32,398)
Allowance for loan losses:
Federally insured loans	(139,943)	(36,763)
Private education loans	(20,013)	(9,597)
Consumer loans	(25,943)	(15,554)
	$20,076,542	21,402,868
On January 30, 2020 and July 29, 2020, the Company sold $124.2 million (par value) and $60.8 million (par value), respectively, of consumer loans to an unrelated third party who securitized such loans. The Company recognized a gain of $18.2 million (pre-tax) and $14.8 million (pre-tax), respectively, as part of these transactions. As partial considerations received for the consumer loans sold, the Company received a 31.4 percent and 25.4 percent residual interest, respectively, in the consumer loan securitizations that are included in "investments" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of ASC 326 adoption	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sale	Balance at end of period
	Three months ended September 30, 2020
Federally insured loans	$144,829	—	(5,299)	(2,487)	—	2,900	—	139,943
Private education loans	25,535	—	(5,650)	(5)	133	—	—	20,013
Consumer loans	39,081	—	5,128	(2,723)	381	—	(15,924)	25,943
	$209,445	—	(5,821)	(5,215)	514	2,900	(15,924)	185,899

	Three months ended September 30, 2019
Federally insured loans	$39,056	—	2,000	(3,380)	—	—	—	37,676
Private education loans	10,157	—	—	(459)	184	—	—	9,882
Consumer loans	13,378	—	8,000	(2,759)	240	—	—	18,859
	$62,591	—	10,000	(6,598)	424	—	—	66,417

	Nine months ended September 30, 2020
Federally insured loans	$36,763	72,291	32,074	(14,885)	—	13,700	—	139,943
Private education loans	9,597	4,797	6,471	(1,360)	508	—	—	20,013
Consumer loans	15,554	13,926	34,931	(9,893)	849	—	(29,424)	25,943
	$61,914	91,014	73,476	(26,138)	1,357	13,700	(29,424)	185,899

	Nine months ended September 30, 2019
Federally insured loans	$42,310	—	6,000	(10,634)	—	—	—	37,676
Private education loans	10,838	—	—	(1,529)	573	—	—	9,882
Consumer loans	7,240	—	20,000	(7,417)	536	—	(1,500)	18,859
	$60,388	—	26,000	(19,580)	1,109	—	(1,500)	66,417
a) During the three and nine months ended September 30, 2020, the Company acquired $137.5 million (par value) and $721.4 million (par value), respectively, of federally insured rehabilitation loans. These loans met the definition of PCD loans when they were purchased by the Company. The Company estimated that the expected credit losses relating to these loans was $2.9 million and $13.7 million, respectively, at the time of purchase. The noncredit discount recorded as part of these acquisitions will be recognized into interest income using an effective yield over the life of the loans.
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
The Company's provision expense for the three months ended June 30, 2020 was impacted by the Company's estimate of certain improved economic conditions as of June 30, 2020 in comparison to what was used by the Company to determine the allowance for loan losses as of March 31, 2020. These improved economic conditions were partially offset by the Company extending its reversion period (to the Company's actual long-term historical loss experience) as of June 30, 2020, as the Company currently believes the economy will take longer to recover from the COVID-19 pandemic than what was originally estimated as of March 31, 2020.
The Company's provision expense for the three months ended September 30, 2020 was impacted by the Company's ongoing loan portfolio amortization; management's estimate of certain continued improved economic conditions as of September 30, 2020 in comparison to what was used by the Company to determine the allowance for loan losses as of June 30, 2020; and a decrease in the amount of loans in forbearance at September 30, 2020 as compared to June 30, 2020.

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

	As of September 30, 2020			As of December 31, 2019			As of September 30, 2019
Federally insured loans:
Loans in-school/grace/deferment	$1,037,754	5.4%		$1,074,678	5.3%		$1,243,705	6.0%
Loans in forbearance	1,916,906	10.0		1,339,821	6.6		1,391,482	6.7
Loans in repayment status:
Loans current	14,845,519		91.7%	15,410,993		86.0%	15,646,231		86.7%
Loans delinquent 31-60 days	945,411		5.9	650,796		3.6	662,431		3.8
Loans delinquent 61-90 days	249,523		1.5	428,879		2.4	402,197		2.2
Loans delinquent 91-120 days	129,994		0.8	310,851		1.7	279,524		1.5
Loans delinquent 121-270 days	605		0.0	812,107		4.5	795,230		4.4
Loans delinquent 271 days or greater	19,867		0.1	300,418		1.8	275,037		1.4
Total loans in repayment	16,190,919	84.6	100.0%	17,914,044	88.1	100.0%	18,060,650	87.3	100.0%
Total federally insured loans	19,145,579	100.0%		20,328,543	100.0%		20,695,837	100.0%
Accrued interest receivable	757,960			730,059			732,608
Loan discount, net of unamortized premiums and deferred origination costs	(20,554)			(35,822)			(36,210)
Non-accretable discount (a)	—			(28,036)			(27,809)
Allowance for loan losses	(139,943)			(36,763)			(37,676)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$19,743,042			$20,957,981			$21,326,750
Private education loans:
Loans in-school/grace/deferment	$3,839	1.4%		$4,493	1.8%		$3,944	2.1%
Loans in forbearance	5,437	2.0		3,108	1.3		2,242	1.2
Loans in repayment status:
Loans current	261,514		98.8%	227,013		95.9%	173,883		94.7%
Loans delinquent 31-60 days	1,820		0.7	2,814		1.2	3,011		1.6
Loans delinquent 61-90 days	454		0.2	1,694		0.7	1,370		0.7
Loans delinquent 91 days or greater	743		0.3	5,136		2.2	5,462		3.0
Total loans in repayment	264,531	96.6	100.0%	236,657	96.9	100.0%	183,726	96.7	100.0%
Total private education loans	273,807	100.0%		244,258	100.0%		189,912	100.0%
Accrued interest receivable	1,960			1,558			1,440
Loan premium, net of unaccreted discount	1,137			46			(1,421)
Non-accretable discount (a)	—			(4,362)			(4,798)
Allowance for loan losses	(20,013)			(9,597)			(9,882)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$256,891			$231,903			$175,251
Consumer loans:
Loans in deferment	$1,084	1.1%		$—			$—
Loans in repayment status:
Loans current	96,038		96.9%	220,404		97.5%	315,708		98.3%
Loans delinquent 31-60 days	1,044		1.1	2,046		0.9	2,249		0.7
Loans delinquent 61-90 days	776		0.8	1,545		0.7	1,617		0.5
Loans delinquent 91 days or greater	1,238		1.2	1,923		0.9	1,625		0.5
Total loans in repayment	99,096	98.9	100.0%	225,918		100.0%	321,199		100.0%
Total consumer loans	100,180	100.0%		225,918			321,199
Accrued interest receivable	867			1,880			2,605
Loan premium	1,505			740			1,148
Allowance for loan losses	(25,943)			(15,554)			(18,859)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$76,609			$212,984			$306,093
(a)    Upon adoption of ASC 326 on January 1, 2020, the Company reclassified the non-accretable discount balance related to loans purchased with evidence of credit deterioration to allowance for loan losses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act, among other things, provides broad relief, effective March 13, 2020 through September 30, 2020, for borrowers that have student loans owned by the Department of Education (the "Department"). On August 8, 2020, the President directed the Secretary of the Department to continue to suspend loan payments, stop collections, and waive interest on student loans owned by the Department until December 31, 2020. This relief package excluded Federal Family Education Loan Program ("FFELP" or "FFEL Program"), private education, and consumer loans.
Although the Company's loans are excluded from the provisions of the CARES Act, the Company is providing relief for its borrowers.
For the Company's federally insured and private education loans, effective March 13, 2020 through June 30, 2020, the Company proactively applied a 90 day natural disaster forbearance to any loan that was 31-269 days past due (for federally insured loans) and 80 days past due (for private education loans), and to any current loan upon request. Beginning July 1, 2020, the Company discontinued proactively applying 90 day natural disaster forbearances on past due loans. However, the Company will continue to apply a natural disaster forbearance with an end date of December 31, 2020 to any federally insured and private education loan upon request. In addition, for both federally insured and private education loans, effective March 13, 2020 through December 31, 2020, borrower late fees are being waived and borrower payments made after March 13, 2020 are refunded upon a borrower's request.
For the majority of the Company's consumer loans, borrowers are generally being offered, upon request and/or documented evidence of financial distress, a two-month deferral of payments, with an option of additional deferrals if the COVID-19 pandemic continues. In addition, effective March 13, 2020 through September 30, 2020, the majority of fees (non-sufficient funds, late charges, check fees) and credit bureau reporting were suspended. The specific relief terms on the Company's consumer loan portfolio vary depending on the loan program and servicer of such loans.
The Company will continue to review whether additional and/or extended borrower relief policies and activities are needed. When providing relief for its borrowers, the Company follows the guidance under the CARES Act to determine if a modification is subject to troubled debt restructuring classification. All relief provided to borrowers by the Company through September 30, 2020 have met the criteria under the CARES Act and the modifications have not been accounted for as troubled debt restructuring.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2019 and September 30, 2020, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of September 30, 2020 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Nine months ended September 30, 2020	2019	2018	2017	2016	Prior Years	Total
Private education loans:
Loans in school/grace/deferment	$—	909	—	—	169	2,761	3,839
Loans in forbearance	273	683	—	—	333	4,148	5,437
Loans in repayment status:
Loans current	30,088	89,772	1,053	—	5,917	134,684	261,514
Loans delinquent 31-60 days	—	71	—	—	17	1,732	1,820
Loans delinquent 61-90 days	—	—	—	—	—	454	454
Loans delinquent 91 days or greater	—	—	—	—	—	743	743
Total loans in repayment	30,088	89,843	1,053	—	5,934	137,613	264,531
Total private education loans	$30,361	91,435	1,053	—	6,436	144,522	273,807
Accrued interest receivable							1,960
Loan premium, net of unaccreted discount							1,137
Allowance for loan losses							(20,013)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$256,891

Consumer loans:
Loans in deferment	$72	497	495	20	—	—	1,084
Loans in repayment status:
Loans current	38,927	26,259	27,419	3,433	—	—	96,038
Loans delinquent 31-60 days	228	589	226	1	—	—	1,044
Loans delinquent 61-90 days	146	322	280	28	—	—	776
Loans delinquent 91 days or greater	326	339	535	38	—	—	1,238
Total loans in repayment	39,627	27,509	28,460	3,500	—	—	99,096
Total consumer loans	$39,699	28,006	28,955	3,520	—	—	100,180
Accrued interest receivable							867
Loan premium							1,505
Allowance for loan losses							(25,943)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$76,609

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$17,265,435	0.32% - 2.05%	5/27/25 - 3/26/68
Bonds and notes based on auction	751,675	1.15% - 2.11%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	18,017,110
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	939,132	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP warehouse facilities	145,149	0.34% / 0.46%	11/22/21 / 2/26/23
Private education loan warehouse facility	102,564	0.45%	2/13/22
Consumer loan warehouse facility	30,290	0.33%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	54,122	1.65% / 1.90%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	39,977	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	3.60%	9/15/61
Other borrowings	113,672	0.85% / 1.91%	5/4/21 / 5/30/22
	19,462,397
Discount on bonds and notes payable and debt issuance costs	(247,344)
Total	$19,215,053

	As of December 31, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$18,428,998	1.98% - 3.61%	5/27/25 - 1/25/68
Bonds and notes based on auction	768,626	2.75% - 3.60%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	19,197,624
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	512,836	2.00% - 3.45%	10/25/67 / 11/25/67
FFELP warehouse facilities	778,094	1.98% / 2.07%	5/20/21 / 5/31/22
Consumer loan warehouse facility	116,570	1.99%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	73,308	3.15% / 3.54%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	49,367	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	50,000	3.29%	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.28%	9/15/61
Other borrowings	5,000	3.44%	5/30/22
	20,803,180
Discount on bonds and notes payable and debt issuance costs	(274,126)
Total	$20,529,054

FFELP Warehouse Facilities
The Company funds the majority of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of September 30, 2020, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$300,000	250,000	550,000
Amount outstanding	68,099	77,050	145,149
Amount available	$231,901	172,950	404,851
Expiration of liquidity provisions	November 20, 2020	February 26, 2021
Final maturity date	November 22, 2021	February 26, 2023
Advanced as equity support	$4,524	6,644	11,168
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
On November 2, 2020, the Company decreased the maximum financing amount for each of its FFELP warehouse facilities to $50.0 million.
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transactions completed during the first nine months of 2020.

	2020-1	2020-2	2020-3	2020-4 (a)	Total
Date securities issued	2/20/20	3/11/20	3/19/20	8/27/20
Total original principal amount	$435,600	272,100	352,600	191,300	1,251,600

Class A senior notes:
Total principal amount	$424,600	264,300	343,600	191,300	1,223,800
Bond discount	—	(44)	(1,503)	(19)	(1,566)
Issue price	$424,600	264,256	342,097	191,281	1,222,234
Cost of funds	1-month LIBOR plus 0.74%	1.83%	1-month LIBOR plus 0.92%	1.42%
Final maturity date	3/26/68	4/25/68	3/26/68	8/27/68

Class B subordinated notes:
Total principal amount	$11,000	7,800	9,000		27,800
Bond discount	—	(574)	(284)		(858)
Issue price	$11,000	7,226	8,716		26,942
Cost of funds	1-month LIBOR plus 1.75%	2.50%	1-month LIBOR plus 1.90%
Final maturity date	3/26/68	4/25/68	3/26/68
(a) Total original principal amount excludes the Class B subordinated tranche for the 2020-4 transaction totaling $5.0 million that was retained by the Company at issuance. As of September 30, 2020, the Company had a total of $20.8 million (par value) of its own asset-backed securities that were retained upon initial issuance or repurchased in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated in the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as "bonds and notes payable" in the Company's consolidated balance sheet. The Company believes the market value of such notes is currently less than par value. Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.
Private Education Loan Warehouse Facility
On February 13, 2020, the Company obtained a private education loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On March 20, 2020, the facility was amended to increase the maximum financing amount to $200.0 million. The facility has an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of September 30, 2020, $102.6 million was outstanding under this warehouse facility and $97.4 million was available for future funding. Additionally, as of September 30, 2020, the Company had $11.1 million advanced as equity support under this facility.
Consumer Loan Warehouse Facility
The Company has a consumer loan warehouse facility that as of September 30, 2020 had an aggregate maximum financing amount available of $200.0 million. The facility has an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of September 30, 2020, $30.3 million was outstanding under this warehouse facility and $169.7 million was available for future funding. Additionally, as of September 30, 2020, the Company had $13.8 million advanced as equity support under this facility. On November 3, 2020, the Company decreased the maximum financing amount on this facility to $100.0 million.
Unsecured Line of Credit
The Company has a $455.0 million unsecured line of credit that has a maturity date of December 16, 2024. As of September 30, 2020, no amount was outstanding on the line of credit and $455.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
Junior Subordinated Hybrid Securities ("Hybrid Securities")
Subsequent to September 30, 2020, the Company redeemed all the outstanding $20.4 million of Hybrid Securities at par.
Other Borrowings
During the second quarter of 2020, the Company entered into an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of September 30, 2020, $108.7 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate student loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $100.0 million or an amount in excess of $100.0 million if mutually agreed to by both parties. Student loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.

4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2019 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2020 and December 31, 2019 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of December 31, 2019 and September 30, 2020, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	September 30, 2020	December 31, 2019
2020	$—	1,000,000
2021	250,000	250,000
2022	2,000,000	2,000,000	(a)
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$6,150,000	7,150,000
(a) $750 million of the notional amount of these derivatives had forward effective start dates in May 2020.
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2020 and December 31, 2019 was one-month LIBOR plus 9.1 basis points and 9.7 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2020		As of December 31, 2019
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)(c)	Notional amount	Weighted average fixed rate paid by the Company (a)

2020	$—	—%	$1,500,000	1.01%
2021	600,000	2.15	600,000	2.15
2022 (b)	500,000	0.94	250,000	1.65
2023	400,000	1.00	150,000	2.25
2024	250,000	0.28	—	—
	$1,750,000	1.28%	$2,500,000	1.42%
(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b)    $250.0 million of the derivatives outstanding at December 31, 2019 and September 30, 2020 have forward effective start dates in June 2021.
(c)    Excluding the derivatives with forward effective start dates, the weighted average fixed rate paid by the Company as of September 30, 2020, on its $1.5 billion floor income derivative portfolio was 1.21%.

Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Settlements:
1:3 basis swaps	$1,197	234	10,438	3,375
Interest rate swaps - floor income hedges	(3,588)	7,064	(2,772)	35,931
Total settlements - (expense) income	(2,391)	7,298	7,666	39,306
Change in fair value:
1:3 basis swaps	(161)	6,636	(1,475)	4,427
Interest rate swaps - floor income hedges	3,601	(12,094)	(19,597)	(75,657)
Interest rate swap options - floor income hedges	—	(1)	—	(1,465)
Interest rate caps	—	(171)	—	(570)
Total change in fair value - income (expense)	3,440	(5,630)	(21,072)	(73,265)
Derivative market value adjustments and derivative settlements, net - income (expense)	$1,049	1,668	(13,406)	(33,959)

5.  Investments
A summary of the Company's investments follows:

	As of September 30, 2020				As of December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$173,327	6,049	(414)	178,962	48,790	3,911	—	52,701
Equity securities	26,793	6,465	(2,792)	30,466	9,622	4,561	(1,283)	12,900
Total investments (at fair value)	$200,120	12,514	(3,206)	209,428	58,412	8,472	(1,283)	65,601

Other Investments (not measured at fair value):
Venture capital and funds:
Measurement alternative				143,221				72,760
Equity method				14,104				15,379
Other				938				1,301
Total venture capital and funds				158,263				89,440
Real estate and solar:
Equity and HLBV method (b)				44,634				51,721
Other				852				867
Total real estate and solar				45,486				52,588

Beneficial interest in federally insured loan securitizations (c)				30,726				—
Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $20,947 as of September 30, 2020 (c)				27,751				33,187
Tax liens and affordable housing				5,173				6,283
Total investments (not measured at fair value)				267,399				181,498
Total investments				$476,827				$247,099
(a)    As of September 30, 2020, $108.7 million (par value) of student loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Other Borrowings."
As of September 30, 2020, the stated maturities of a majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years; however, such securities with a fair value of $30.9 million as of September 30, 2020 are scheduled to mature within the next 10 years, including $2.0 million, $24.4 million, and $4.5 million scheduled to mature within the next one year, 1-5 years, and 6-10 years, respectively.
(b)    The Company makes investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of September 30, 2020, the Company has funded or is committed to fund $153.6 million in solar investments. The carrying value of the Company’s solar investments are reduced by tax credits earned when the solar project is placed in service.
The Company accounts for its solar investments using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. HLBV is a balance sheet-oriented method of accounting that provides an approach for allocating pre-tax net income or loss to an investor. HLBV allocates pre-tax net income or loss to the partners (investors) and calculates at the end of each balance sheet date the amount each partner would receive in the event the partnership were liquidated at book value. The amount allocated to each partner requires an analysis of each partners’ capital account as adjusted according to the liquidation provisions of the partnership agreement. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial year of investment. During the three and nine months ended September 30, 2020, the Company recognized pre-tax losses of $11.8 million and $12.6 million, respectively, on its solar investments. These losses are included in "other income" in the consolidated statements of income. The losses recognized for the same periods in 2019 were not significant.
(c)    The Company has purchased partial ownership in certain federally insured and consumer loan securitizations. As of the latest remittance reports filed by the various trusts prior to September 30, 2020, the Company's ownership correlates to approximately $530 million and $350 million of federally insured and consumer loans, respectively, included in these securitizations.
Investment in Agile Sports Technologies, Inc. (doing business as "Hudl")
On May 20, 2020, the Company made an additional equity investment of approximately $26 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2020 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of Hudl’s equity raise, the Company recognized a $51.0 million (pre-tax) gain during the second quarter of 2020 to adjust its carrying value to reflect the May 20, 2020 transaction value. This gain is included in "other income" on the consolidated statements of income.
David S. Graff, who has served on the Company’s Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
Impairment Expense
During the first quarter of 2020, the Company recorded a total of $34.1 million (pre-tax) in impairment charges related to its investments, which included $26.3 million and $7.8 million in impairments related to the Company's beneficial interest in consumer loan securitizations and several of its venture capital investments, respectively. As of March 31, 2020, the Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than previously anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic. The Company measured the allowance for credit losses on the consumer loan beneficial interests by comparing the present value of expected cash flows to the amortized cost basis and recorded an allowance for credit losses of $26.3 million, which represented the amount by which the fair value was less than the amortized cost basis. Additionally, as of March 31, 2020, the Company identified several venture capital investments, a majority of which were accounted for under the measurement alternative, that were also negatively impacted by the distressed economic conditions resulting from the COVID-19 pandemic during the first quarter of 2020, and estimated that the fair value of such investments was significantly reduced from their previous carrying value.
6. Intangible Assets
A summary of the Company's intangible assets follows:

	Weighted average remaining useful life as of September 30, 2020 (months)
		As of	As of
		September 30, 2020	December 31, 2019
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $80,448 and $60,553, respectively)	82	$52,004	71,900
Trade names (net of accumulated amortization of $4,253 and $2,792, respectively)	76	6,018	7,478
Computer software (net of accumulated amortization of $4,708 and $3,233, respectively)	6	679	2,154
Total - amortizable intangible assets, net	81	$58,701	81,532
The Company recorded amortization expense on its intangible assets of $8.0 million during each of the three months ended September 30, 2020 and 2019, and $22.8 million and $24.8 million during the nine months ended September 30, 2020 and 2019, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2020, the Company estimates it will record amortization expense as follows:

2020 (October 1 - December 31)	$7,979
2021	19,687
2022	6,431
2023	6,184
2024	5,771
2025 and thereafter	12,649
$58,701

7. Goodwill
The carrying amount of goodwill as of December 31, 2019 and September 30, 2020 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Total
Goodwill balance	$23,639	70,278	21,112	41,883	—	156,912

8. Property and Equipment
A summary of the Company's property and equipment follows:

		As of	As of
	Useful life	September 30, 2020	December 31, 2019
Non-communications:
Computer equipment and software	1-5 years	$185,066	160,319
Building and building improvements	5-48 years	39,995	37,904
Office furniture and equipment	1-10 years	22,234	21,245
Leasehold improvements	1-15 years	9,621	9,517
Transportation equipment	5-10 years	4,897	5,049
Land	—	1,400	1,400
Construction in progress	—	30,301	13,738
		293,514	249,172
Accumulated depreciation - non-communications		(174,263)	(142,270)
Non-communications, net property and equipment		119,251	106,902

Communications:
Network plant and fiber	4-15 years	273,754	254,560
Customer located property	2-4 years	31,844	27,011
Central office	5-15 years	19,801	17,672
Transportation equipment	4-10 years	7,157	6,611
Computer equipment and software	1-5 years	6,088	5,574
Other	1-39 years	3,761	3,702
Land	—	70	70
Construction in progress	—	4,129	54
		346,604	315,254
Accumulated depreciation - communications		(105,365)	(73,897)
Communications, net property and equipment		241,239	241,357
Total property and equipment, net		$360,490	348,259
The Company recorded depreciation expense on its property and equipment of $22.3 million and $19.7 million during the three months ended September 30, 2020 and 2019, respectively, and $64.6 million and $51.6 million during the nine months ended September 30, 2020 and 2019, respectively.

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

	Three months ended September 30,
	2020			2019
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$70,483	1,020	71,503	32,778	434	33,212

Denominator:
Weighted-average common shares outstanding - basic and diluted	37,988,584	549,892	38,538,476	39,356,311	520,818	39,877,129
Earnings per share - basic and diluted	$1.86	1.86	1.86	0.83	0.83	0.83

	Nine months ended September 30,
	2020			2019
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$115,794	1,658	117,452	98,125	1,298	99,423

Denominator:
Weighted-average common shares outstanding - basic and diluted	38,676,092	553,840	39,229,932	39,574,868	523,478	40,098,346
Earnings per share - basic and diluted	$2.99	2.99	2.99	2.48	2.48	2.48

10.  Segment Reporting
See note 14 of the notes to consolidated financial statements included in the 2019 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$34	367	—	137,959	1,646	(261)	139,745
Interest expense	24	16	—	57,755	888	(261)	58,423
Net interest income (expense)	10	351	—	80,204	758	—	81,322
Less (negative provision) provision for loan losses	—	—	—	(5,821)	—	—	(5,821)
Net interest income after provision for loan losses	10	351	—	86,025	758	—	87,143
Other income/expense:
Loan servicing and systems revenue	113,794	—	—	—	—	—	113,794
Intersegment revenue	8,287	3	—	—	—	(8,290)	—
Education technology, services, and payment processing revenue	—	74,121	—	—	—	—	74,121
Communications revenue	—	—	20,211	—	—	—	20,211
Gain on sale of loans	—	—	—	14,817	—	—	14,817
Other income	2,353	373	511	1,004	(2,737)	—	1,502
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	(2,391)	—	—	(2,391)
Derivative market value adjustments, net	—	—	—	3,440	—	—	3,440
Total other income/expense	124,434	74,497	20,722	16,870	(2,737)	(8,290)	225,494
Cost of services:
Cost to provide education technology, services, and payment processing services	—	25,243	—	—	—	—	25,243
Cost to provide communications services	—	—	5,914	—	—	—	5,914
Total cost of services	—	25,243	5,914	—	—	—	31,157
Operating expenses:
Salaries and benefits	72,912	25,460	5,485	438	21,801	—	126,096
Depreciation and amortization	9,951	2,366	11,152	—	6,839	—	30,308
Other expenses	12,407	3,126	2,219	3,672	13,320	—	34,744
Intersegment expenses, net	15,834	3,610	491	8,868	(20,513)	(8,290)	—
Total operating expenses	111,104	34,562	19,347	12,978	21,447	(8,290)	191,148
Income (loss) before income taxes	13,340	15,043	(4,539)	89,917	(23,426)	—	90,332
Income tax (expense) benefit	(3,201)	(3,610)	1,089	(21,580)	8,146	—	(19,156)
Net income (loss)	10,139	11,433	(3,450)	68,337	(15,280)	—	71,176
Net loss (income) attributable to noncontrolling interests	—	—	—	—	327	—	327
Net income (loss) attributable to Nelnet, Inc.	$10,139	11,433	(3,450)	68,337	(14,953)	—	71,503

Total assets as of September 30, 2020	$211,726	382,608	305,276	20,686,478	770,621	(134,183)	22,222,526

	Three months ended September 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$532	3,499	—	233,225	2,859	(1,171)	238,945
Interest expense	51	12	—	171,485	2,110	(1,171)	172,488
Net interest income (expense)	481	3,487	—	61,740	749	—	66,457
Less (negative provision) provision for loan losses	—	—	—	10,000	—	—	10,000
Net interest income after provision for loan losses	481	3,487	—	51,740	749	—	56,457
Other income/expense:
Loan servicing and systems revenue	113,286	—	—	—	—	—	113,286
Intersegment revenue	11,611	—	—	—	—	(11,611)	—
Education technology, services, and payment processing revenue	—	74,251	—	—	—	—	74,251
Communications revenue	—	—	16,470	—	—	—	16,470
Gain on sale of loans	—	—	—	—	—	—	—
Other income	2,291	—	532	3,384	7,231	—	13,439
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	7,298	—	—	7,298
Derivative market value adjustments, net	—	—	—	(5,630)	—	—	(5,630)
Total other income/expense	127,188	74,251	17,002	5,052	7,231	(11,611)	219,114
Cost of services:
Cost to provide education technology, services, and payment processing services	—	25,671	—	—	—	—	25,671
Cost to provide communications services	—	—	5,236	—	—	—	5,236
Total cost of services	—	25,671	5,236	—	—	—	30,907
Operating expenses:
Salaries and benefits	69,209	23,826	5,763	394	17,479	—	116,670
Depreciation and amortization	8,565	2,997	10,926	—	5,212	—	27,701
Other expenses	16,686	5,325	3,842	19,054	13,422	—	58,329
Intersegment expenses, net	12,955	3,194	701	11,678	(16,917)	(11,611)	—
Total operating expenses	107,415	35,342	21,232	31,126	19,196	(11,611)	202,700
Income (loss) before income taxes	20,254	16,725	(9,466)	25,666	(11,216)	—	41,964
Income tax (expense) benefit	(4,861)	(4,014)	2,272	(6,160)	3,935	—	(8,829)
Net income (loss)	15,393	12,711	(7,194)	19,506	(7,281)	—	33,135
Net loss (income) attributable to noncontrolling interests	—	—	—	—	77	—	77
Net income (loss) attributable to Nelnet, Inc.	$15,393	12,711	(7,194)	19,506	(7,204)	—	33,212

Total assets as of September 30, 2019	$222,606	413,076	306,743	22,520,688	685,998	(212,392)	23,936,719

	Nine months ended September 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$403	2,777	—	474,468	4,397	(1,228)	480,818
Interest expense	97	54	—	275,492	3,373	(1,228)	277,788
Net interest income (expense)	306	2,723	—	198,976	1,024	—	203,030
Less (negative provision) provision for loan losses	—	—	—	73,476	—	—	73,476
Net interest income after provision for loan losses	306	2,723	—	125,500	1,024	—	129,554
Other income/expense:
Loan servicing and systems revenue	337,571	—	—	—	—	—	337,571
Intersegment revenue	27,878	17	—	—	—	(27,895)	—
Education technology, services, and payment processing revenue	—	217,100	—	—	—	—	217,100
Communications revenue	—	—	57,390	—	—	—	57,390
Gain on sale of loans	—	—	—	33,023	—	—	33,023
Other income	6,897	373	1,256	4,951	56,435	—	69,910
Impairment expense	—	—	—	(26,303)	(8,116)	—	(34,419)
Derivative settlements, net	—	—	—	7,666	—	—	7,666
Derivative market value adjustments, net	—	—	—	(21,072)	—	—	(21,072)
Total other income/expense	372,346	217,490	58,646	(1,735)	48,319	(27,895)	667,169
Cost of services:
Cost to provide education technology, services, and payment processing services	—	63,424	—	—	—	—	63,424
Cost to provide communications services	—	—	17,240	—	—	—	17,240
Total cost of services	—	63,424	17,240	—	—	—	80,664
Operating expenses:
Salaries and benefits	211,806	73,678	16,471	1,301	61,964	—	365,220
Depreciation and amortization	27,941	7,115	32,482	—	19,811	—	87,349
Other expenses	43,277	11,544	9,681	12,253	38,428	—	115,184
Intersegment expenses, net	48,069	10,366	1,650	29,839	(62,030)	(27,895)	—
Total operating expenses	331,093	102,703	60,284	43,393	58,173	(27,895)	567,753
Income (loss) before income taxes	41,559	54,086	(18,878)	80,372	(8,830)	—	148,306
Income tax (expense) benefit	(9,974)	(12,981)	4,531	(19,289)	7,426	—	(30,286)
Net income (loss)	31,585	41,105	(14,347)	61,083	(1,404)	—	118,020
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(568)	—	(568)
Net income (loss) attributable to Nelnet, Inc.	$31,585	41,105	(14,347)	61,083	(1,972)	—	117,452

Total assets as of September 30, 2020	$211,726	382,608	305,276	20,686,478	770,621	(134,183)	22,222,526

	Nine months ended September 30, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,579	7,175	3	723,388	7,170	(2,995)	736,319
Interest expense	70	32	—	544,319	9,796	(2,995)	551,221
Net interest income (expense)	1,509	7,143	3	179,069	(2,626)	—	185,098
Less (negative provision) provision for loan losses	—	—	—	26,000	—	—	26,000
Net interest income after provision for loan losses	1,509	7,143	3	153,069	(2,626)	—	159,098
Other income/expense:
Loan servicing and systems revenue	342,169	—	—	—	—	—	342,169
Intersegment revenue	35,426	—	—	—	—	(35,426)	—
Education technology, services, and payment processing revenue	—	213,753	—	—	—	—	213,753
Communications revenue	—	—	46,770	—	—	—	46,770
Gain on sale of loans	—	—	—	1,712	—	—	1,712
Other income	6,642	—	1,019	10,084	19,200	—	36,946
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	39,306	—	—	39,306
Derivative market value adjustments, net	—	—	—	(73,265)	—	—	(73,265)
Total other income/expense	384,237	213,753	47,789	(22,163)	19,200	(35,426)	607,391
Cost of services:
Cost to provide education technology, services, and payment processing services	—	62,601	—	—	—	—	62,601
Cost to provide communications services	—	—	15,096	—	—	—	15,096
Total cost of services	—	62,601	15,096	—	—	—	77,697
Operating expenses:
Salaries and benefits	201,924	69,656	15,692	1,153	50,517	—	338,942
Depreciation and amortization	26,236	9,832	26,025	—	14,305	—	76,398
Other expenses	52,732	16,440	11,184	29,098	38,107	—	147,562
Intersegment expenses, net	40,317	9,642	2,081	35,630	(52,244)	(35,426)	—
Total operating expenses	321,209	105,570	54,982	65,881	50,685	(35,426)	562,902
Income (loss) before income taxes	64,537	52,725	(22,286)	65,025	(34,111)	—	125,890
Income tax (expense) benefit	(15,489)	(12,654)	5,349	(15,606)	11,971	—	(26,429)
Net income (loss)	49,048	40,071	(16,937)	49,419	(22,140)	—	99,461
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(38)	—	(38)
Net income (loss) attributable to Nelnet, Inc.	$49,048	40,071	(16,937)	49,419	(22,178)	—	99,423

Total assets as of September 30, 2019	$222,606	413,076	306,743	22,520,688	685,998	(212,392)	23,936,719

11. Disaggregated Revenue and Deferred Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Government servicing - Nelnet	$36,295	38,645	112,305	118,744
Government servicing - Great Lakes	45,350	46,234	137,010	139,285
Private education and consumer loan servicing	7,928	9,561	24,733	28,026
FFELP servicing	4,912	6,089	15,443	19,208
Software services	10,426	10,493	32,395	30,255
Outsourced services and other	8,883	2,264	15,685	6,651
Loan servicing and systems revenue	$113,794	113,286	337,571	342,169
Education Technology, Services, and Payment Processing

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Tuition payment plan services	$22,477	25,760	77,011	80,589
Payment processing	35,420	35,138	88,329	85,428
Education technology and services	15,840	13,067	50,820	46,872
Other	384	286	940	864
Education technology, services, and payment processing revenue	$74,121	74,251	217,100	213,753
Communications

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Internet	$12,794	9,899	35,926	27,641
Television	4,446	4,068	12,913	12,020
Telephone	2,931	2,487	8,436	7,062
Other	40	16	115	47
Communications revenue	$20,211	16,470	57,390	46,770

Residential revenue	$15,173	12,397	42,946	35,351
Business revenue	4,918	4,025	14,002	11,256
Other	120	48	442	163
Communications revenue	$20,211	16,470	57,390	46,770
Other Income
The following table provides the components of "other income" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment advisory services	$4,463	753	8,187	2,194
Management fee revenue	2,353	2,291	6,897	6,642
Borrower late fee income	871	3,196	4,377	9,870
Gain (loss) on investments, net	(10,152)	1,948	39,134	5,779
Other	3,967	5,251	11,315	12,461
Other income	$1,502	13,439	69,910	36,946

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
	Three months ended September 30, 2020
Balance, beginning of period	$2,115	19,924	3,728	1,676	27,443
Deferral of revenue	365	41,471	11,331	851	54,018
Recognition of revenue	(970)	(19,490)	(11,139)	(800)	(32,399)
Balance, end of period	$1,510	41,905	3,920	1,727	49,062

	Three months ended September 30, 2019
Balance, beginning of period	$3,315	21,489	3,080	1,611	29,495
Deferral of revenue	881	42,752	9,302	953	53,888
Recognition of revenue	(1,149)	(21,820)	(9,158)	(850)	(32,977)
Balance, end of period	$3,047	42,421	3,224	1,714	50,406

	Nine months ended September 30, 2020
Balance, beginning of period	$2,712	32,074	3,232	1,628	39,646
Deferral of revenue	1,547	78,891	31,898	2,585	114,921
Recognition of revenue	(2,749)	(69,060)	(31,210)	(2,486)	(105,505)
Balance, end of period	$1,510	41,905	3,920	1,727	49,062

	Nine months ended September 30, 2019
Balance, beginning of period	$4,413	30,556	2,551	1,602	39,122
Deferral of revenue	2,761	81,484	26,366	2,530	113,141
Recognition of revenue	(4,127)	(69,619)	(25,693)	(2,418)	(101,857)
Balance, end of period	$3,047	42,421	3,224	1,714	50,406

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $36.3 million and $38.6 million for the three months ended September 30, 2020 and 2019, and $112.3 million and $118.7 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $45.4 million and $46.2 million for the three months ended September 30, 2020 and 2019, and $137.0 million and $139.3 million for the nine months ended September 30, 2020 and 2019, respectively.
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
On October 13, 2020, Nelnet Servicing and Great Lakes received correspondence from the Department indicating the Department's intent to exercise the first additional six-month extension of the current servicing contracts, from December 14, 2020 to approximately June 15, 2021. The correspondence served only as a non-binding notice of intent that does not commit the Department to extend the contracts, and any formal extension of the contracts will occur only upon a unilateral modification by the Department to the contracts.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for three NextGen components:

•NextGen Enhanced Processing Solution ("EPS")
•NextGen Business Process Operations ("BPO")
•NextGen Optimal Processing Solution ("OPS")
On April 1, 2019, October 4, 2019, and February 3, 2020, the Company responded to the EPS solicitation component. In addition, on August 1, 2019 and January 30, 2020, the Company responded to the BPO solicitation component. The EPS solicitation component was for a transitional technology system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers for a period of time before eventually moving to OPS in the future. However, on April 3, 2020, the Department cancelled the OPS solicitation component. The BPO solicitation component is for the back office and call center operational functions for servicing the Department's student loan customers.
On March 30, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the EPS component had been determined to be outside of the competitive range and would receive no further consideration for an award. On April 13, 2020 and April 27, 2020, the Company filed protests with the Government Accountability Office ("GAO") challenging the Department's decision to cancel the OPS solicitation component without amending the EPS solicitation component and the Department's competitive range exclusion of the Company's proposal from the EPS solicitation component. On July 10, 2020, the Department cancelled the solicitation for the EPS component. Based on the Department's cancellation of the EPS procurement, on July 14, 2020, the GAO dismissed the Company's protests as moot.
On June 18, 2020, the Company received a letter from the Department notifying the Company that the Company's proposal in response to the BPO solicitation component was determined to be ineligible for award, claiming the Company's response did not meet certain requirements related to small business participation. On June 24, 2020, the Department awarded and signed contracts with five other companies in connection with the BPO solicitation. On July 13, 2020, July 20, 2020 and July 28, 2020, the Company filed protests with the GAO challenging the Department's determination that the Company's BPO response did not meet small business participation requirements and the Department's decision to proceed with awards of contracts for the BPO component, when it cancelled the EPS component and a new EPS solicitation is expected to be released. On October 19, 2020, the GAO denied the Company's protests concerning the BPO solicitation component.
In the Department's description of its July 10, 2020 cancellation of the EPS solicitation component, the Department indicated that it continues to be committed to the goals and vision of NextGen, and that it would be introducing a new solicitation to continue the NextGen strategy in the future. On October 28, 2020, the Department issued a new federal loan servicing solicitation for an Interim Servicing Solution ("ISS"). Responses for the ISS solicitation are due December 9, 2020. ISS is a follow-on to the existing Title IV Additional Servicing and Not-for-Profit Servicing contracts, which would award a full system and servicing solution to two providers. The Department anticipates awarding a five-year contract followed by five, one-year optional ordering periods. Under ISS, the selected providers will provide the technology platform to host the Department's student loan portfolio; customer service (including contact centers) and back-office processing; digital engagement layer including borrower-facing website and mobile-applications; intake, imaging, and fulfillment; and portfolio-level operations. As the companies awarded BPO contracts are onboarded, contact center and back-office operations will shift from the ISS contract to the BPO providers. The Company fully intends to respond to the ISS solicitation.
13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2020			As of December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed securities - available-for-sale	$—	178,859	178,859	—	52,597	52,597
Equity securities	6	—	6	6	—	6
Equity securities measured at net asset value (a)			30,460			12,894
Debt securities - available-for-sale	103	—	103	104	—	104
Total investments	109	178,859	209,428	110	52,597	65,601
Total assets	$109	178,859	209,428	110	52,597	65,601
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,136,583	19,315,755	—	—	20,136,583
Accrued loan interest receivable	760,787	760,787	—	760,787	—
Cash and cash equivalents	96,316	96,316	96,316	—	—
Investments (at fair value)	209,428	209,428	109	178,859	—
Beneficial interest in loan securitizations	58,477	58,477	—	—	58,477
Restricted cash	519,143	519,143	519,143	—	—
Restricted cash – due to customers	286,082	286,082	286,082	—	—
Financial liabilities:
Bonds and notes payable	18,983,969	19,215,053	—	18,983,969	—
Accrued interest payable	29,612	29,612	—	29,612	—
Due to customers	286,082	286,082	286,082	—	—

	As of December 31, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$21,477,630	20,669,371	—	—	21,477,630
Accrued loan interest receivable	733,497	733,497	—	733,497	—
Cash and cash equivalents	133,906	133,906	133,906	—	—
Investments (at fair value)	65,601	65,601	110	52,597	—
Beneficial interest in loan securitizations	33,258	33,187	—	—	33,258
Restricted cash	650,939	650,939	650,939	—	—
Restricted cash – due to customers	437,756	437,756	437,756	—	—
Financial liabilities:
Bonds and notes payable	20,479,095	20,529,054	—	20,479,095	—
Accrued interest payable	47,285	47,285	—	47,285	—
Due to customers	437,756	437,756	437,756	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 21 of the notes to consolidated financial statements included in the 2019 Annual Report.
14. Subsequent Events
Recapitalization and Additional Funding for ALLO Communications LLC ("ALLO")
On October 1, 2020, Nelnet, Inc. entered into various agreements with SDC ALLO Holdings, LLC (“SDC”), a third party global digital infrastructure investor, and ALLO, the Company's communication's subsidiary, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO.
The agreements provide for a series of initial interrelated transactions (the “Initial Transactions”) whereby (i) on October 15, 2020, ALLO issued non-voting preferred membership units of ALLO to SDC for an aggregate purchase price payment of approximately $197.0 million from SDC to ALLO, and ALLO redeemed certain non-voting preferred membership units of ALLO held by Nelnet, Inc. in exchange for an aggregate redemption price payment to Nelnet, Inc. of $160.0 million; (ii) ALLO will use its reasonable best efforts to incur and undertake private debt financing from one or more unrelated third-party lender(s) in the aggregate approximate amount of $100.0 million; and (iii) subject to ALLO obtaining such debt financing, ALLO will redeem certain additional preferred return membership units of ALLO held by Nelnet, Inc. in exchange for an aggregate redemption price payment to Nelnet, Inc. of approximately $100.0 million (subject to the amount of gross proceeds actually received in the debt financing).

Upon the receipt of required regulatory approvals from the Federal Communications Commission and other applicable regulatory authorities, the non-voting preferred membership units of ALLO held by SDC will automatically convert into voting membership units of ALLO. As a result of such conversion, SDC, Nelnet, Inc., and members of ALLO's management will own approximately 48 percent, 45 percent and 7 percent, respectively, of the outstanding voting membership interests of ALLO and Nelnet, Inc. will deconsolidate ALLO from the Company’s consolidated financial statements. It is currently anticipated that such regulatory conditions will be satisfied by December 31, 2020.
Upon deconsolidation of ALLO by Nelnet, Inc., the Company will initially record its 45 percent voting membership interests in ALLO at fair value, and thereafter account for such investment under the equity method of accounting. In addition, upon deconsolidation of ALLO, the Company will initially record its remaining non-voting preferred membership units in ALLO at fair value, and account for such investment as a separate equity investment.
The agreements also provide for secondary transactions (the “Secondary Transactions”) subsequent to the completion of the Initial Transactions, whereby (i) Nelnet, Inc., SDC, and ALLO will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before the three and one-half year anniversary (subject to adjustment) of the completion of ALLO’s redemptions from Nelnet, Inc. in the Initial Transactions, the remaining preferred membership units of ALLO held by Nelnet, Inc. in exchange for an aggregate redemption price payment to Nelnet, Inc. of approximately $126 million, plus the amount of accrued and unpaid preferred return on such units and the amount of any contributions or other amounts funded by Nelnet, Inc. to ALLO subsequent to ALLO’s redemptions from Nelnet, Inc. in the Initial Transactions; and (ii) Nelnet, Inc. will have a contingent payment obligation to pay SDC a contingent payment amount of $25 million to $35 million in the event Nelnet, Inc. disposes of other voting membership units of ALLO that it holds and realizes from such disposition certain targeted return levels relative to the implied value of its investment in such units upon SDC's initial investment in ALLO on October 15, 2020.
The Company currently estimates the above transactions will result in the Company recognizing incremental net income before tax of approximately $230 million, which reflects the Company recognizing a gain as a result of the deconsolidation of ALLO and recording its voting and non-voting membership interests in ALLO at fair value, net of compensation expense for the modification of certain equity awards previously granted to members of ALLO's management and an expense to record the Company's contingent payment obligation to SDC at fair value. The amount of incremental net income the Company ultimately recognizes as a result of these transactions will be impacted by the timing of when, or if, regulatory approval is obtained.
Nelnet Bank
On November 2, 2020, the Company obtained final approval from the Federal Deposit Insurance Corporation ("FDIC") for federal deposit insurance and for a bank charter from the Utah Department of Financial Institutions ("UDFI") in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank will operate as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah. Nelnet Bank was funded by the Company with an initial capital contribution of $100 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC. Nelnet Bank will operate as a subsidiary of the Company, and the industrial bank charter allows the Company to maintain its other diversified business offerings.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2020 and 2019. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 30 percent of the Company's revenue in 2019, risks that the reported non-binding notice of intent by the Department to extend the current servicing contracts from December 14, 2020 to approximately June 15, 2021, which notice does not commit the Department to extend the contracts, may not result in actual extensions of the contracts, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the pending and uncertain nature of the Department's NextGen and ISS procurement processes (under which awards of new NextGen contracts have been made to other service providers), the possibility that awards or evaluations of proposals may be challenged by various interested parties and may not be finalized or implemented within the currently anticipated time frame or at all, risks that the Company may not be successful in obtaining any of such potential new contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), and private education and consumer loans;
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
•risks and uncertainties related to the ability of ALLO Communications LLC ("ALLO") to successfully expand its fiber network and market share in existing service areas and additional communities and manage related construction risks;

•risks related to the ability to satisfy regulatory and other conditions and complete all of the various transactions contemplated by the reported recapitalization and additional funding for ALLO in the expected time frame or at all, and risks related to the expected benefits to the Company (including the estimated incremental net income contribution) and to ALLO from such transactions, including risks and uncertainties as to whether the Company and/or ALLO will be able to realize such expected benefits;
•risks and uncertainties of the expected benefits from Nelnet Bank obtaining an industrial bank charter, including the ability to successfully conduct banking operations and achieve expected market penetration;
•risks related to investments in solar projects, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities;
•risks and uncertainties related to other initiatives to pursue additional strategic investments, acquisitions, and other activities, including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
GAAP net income attributable to Nelnet, Inc.	$71,503	33,212	117,452	99,423
Realized and unrealized derivative market value adjustments	(3,440)	5,630	21,072	73,265
Tax effect (a)	826	(1,351)	(5,057)	(17,584)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$68,889	37,491	133,467	155,104

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.86	0.83	2.99	2.48
Realized and unrealized derivative market value adjustments	(0.09)	0.14	0.54	1.83
Tax effect (a)	0.02	(0.03)	(0.13)	(0.44)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.79	0.94	3.40	3.87

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
GAAP net income increased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the following factors:
•The increase in loan spread on the Company's loan portfolio and related derivative settlements;
•The recognition of negative provision for loan losses in the third quarter of 2020 on the Company's loan portfolio;
•The recognition of a $14.8 million ($11.2 million after tax) gain from the sale of consumer loans in the third quarter of 2020; and
•The recognition of $14.0 million ($10.6 million after tax) of expenses during the third quarter of 2019 to extinguish notes payable in certain asset-backed securitizations prior to the notes' contractual maturities.
These factors were partially offset by the following items:
•The decrease in the average balance of loans due to the amortization of the FFELP loan portfolio;
•The decrease in net income from the Company's Loan Servicing and Systems operating segment due to a decrease in revenue as a result of the COVID-19 pandemic and incurring additional costs to meet increased service and security standards under the Department servicing contracts; and
•The recognition of an $11.8 million ($9.0 million after tax) non-cash loss in the third quarter of 2020 related to the Company's solar investments. The accounting treatment for the majority of the Company's solar investments results in accelerated losses in the initial year of investment.
GAAP net income increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the following factors:
•The increase in loan spread on the Company's loan portfolio and related derivative settlements;
•The recognition of a $51.0 million ($38.8 million after tax) gain to adjust the carrying value of the Company's investment in Hudl to reflect Hudl's May 2020 equity raise transaction value;
•The recognition of a $33.0 million ($25.1 million after tax) gain from the sale of consumer loans in 2020;
•The recognition of $15.8 million ($12.0 million after tax) of expenses during 2019 to extinguish notes payable in certain asset-backed securitizations prior to the notes' contractual maturities; and
•A decrease in net losses related to changes in the fair values of derivative instruments that do not qualify for hedge accounting.
These factors were partially offset by the following items:
•The decrease in the average balance of loans due to the amortization of the FFELP loan portfolio;
•The decrease in net income from the Company's Loan Servicing and Systems operating segment due to a decrease in revenue as a result of the COVID-19 pandemic and incurring additional costs to meet increased service and security standards under the Department servicing contracts;
•The recognition of an incremental provision for loan losses totaling $63.0 million ($47.9 million after tax) in the first quarter of 2020 related to the increase in expected life of loan defaults as a result of the COVID-19 pandemic;

•The recognition of $34.1 million ($25.9 million after tax) of impairment charges in the first quarter of 2020 related to the Company's beneficial interest in consumer loan securitizations and certain venture capital investments due to adverse economic conditions resulting from the COVID-19 pandemic; and
•The recognition of a $12.6 million ($9.6 million after-tax) non-cash loss in 2020 related to the Company's solar investments.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2020, the Company had a $19.5 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.8 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
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
The information below provides the operating results for each reportable operating segment for the three and nine months ended September 30, 2020 and 2019 (dollars in millions). See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.
(a)    Revenue includes intersegment revenue.
(b)    Total revenue includes "net interest income" and "total other income/expense" from the Company's segment statements of operations, excluding the impact from changes in fair values of derivatives. Net income excludes changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.

Recent Development - Recapitalization and Additional Funding for ALLO Communications LLC ("ALLO")
On October 1, 2020, Nelnet, Inc. entered into various agreements with SDC ALLO Holdings, LLC (“SDC”), a third party global digital infrastructure investor, and ALLO, the Company's communication's subsidiary, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO. For additional information, see the discussion under the caption "Recapitalization and Additional Funding for ALLO Communications LLC ("ALLO")" in note 14 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Recent Development - Nelnet Bank
On November 2, 2020, the Company obtained final approval from the Federal Deposit Insurance Corporation ("FDIC") for federal deposit insurance and for a bank charter from the Utah Department of Financial Institutions ("UDFI") in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. For additional information, see the discussion under the caption "Nelnet Bank" in note 14 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Certain other events and transactions from 2020, which have impacted, will impact, or could impact the operating results of the Company, are discussed below.
Impacts of COVID-19 Pandemic
Beginning in March 2020, the coronavirus 2019 or COVID-19 (“COVID-19”) pandemic resulted in many businesses and schools closing or reducing hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implementing various containment efforts, including lockdowns on non-essential business and other business restrictions, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates, and extreme volatility in the U.S. and world markets. As a result of the COVID-19 outbreak and federal, state, and local government responses to COVID-19, the Company has experienced and may in the future experience various disruptions and impacts to the Company's businesses and results of operations. The following provides a summary of how COVID-19 has impacted and may impact the Company's business and operating results.
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
Loan Servicing and Systems
The CARES Act, which was signed into law on March 27, 2020, among other things, provides broad relief for federal student loan borrowers. Under the CARES Act, federal student loan payments and interest accruals were suspended until September 30, 2020 for all borrowers that have loans owned by the Department. The Department instructed servicers to apply the benefits of the law retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19. On August 8, 2020, the President issued a memorandum extending the CARES Act federal student loan borrower relief provisions until December 31, 2020. The Company received less servicing revenue per borrower from the Department based on the borrower forbearance status through September 30, 2020 than what was earned on such accounts prior to these provisions. The Department further reduced the monthly rate paid to its servicers for those in a forbearance status for the period from October 1, 2020 through December 31, 2020 from $2.19 per borrower to $2.05 per borrower. The Company currently anticipates revenue per borrower will return to pre-COVID-19 levels in the first quarter 2021. While federal student loan payments are suspended, the Company's operating expenses have been and will continue to be lower due to a significant reduction of borrower statement printing and postage costs. In addition, revenue from the Department for originating consolidation loans was adversely impacted as a result of borrowers receiving relief on their existing loans, thus not initiating a consolidation. The Company currently anticipates this revenue will continue to be negatively impacted while student loan payments and interest accruals are suspended.

During the second and third quarters of 2020, FFELP, private education, and consumer loan servicing revenue was adversely impacted by the COVID-19 pandemic due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing. In addition, origination fee revenue was negatively impacted as borrowers are less likely to refinance their loans when they are receiving certain relief measures from their current lender. The Company currently anticipates this trend will continue in future periods that are impacted by the COVID-19 pandemic, with the magnitude based on the extent to which existing or additional borrower relief policies and activities are implemented or extended by servicing customers.
If the student loan borrower relief provisions of the CARES Act were potentially extended past December 31, 2020 and/or new legislative or regulatory student loan borrower relief measures similar to such provisions of the CARES Act were to become effective, the levels and timing of future servicing revenues could continue to be impacted in a similar manner through the extended period of time that such provisions or measures are in effect.
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
Education Technology, Services, and Payment Processing
This segment has been and will continue to be impacted by COVID-19 through lower interest rate levels, which reduce earnings for this business compared to recent historical results as the tuition funds held in custody for schools produce less interest earnings. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods. In addition, as a result of COVID-19, demand for certain of the Company's products and services has been negatively impacted. The Company currently anticipates this trend will continue in future periods that are impacted by the COVID-19 pandemic.
Communications
As a result of COVID-19, ALLO has experienced increased demand from new and existing residential customers to support connectivity needs primarily for work and learn from home applications. Along with offering 60 days free for eligible customers, ALLO has partnered with school districts to provide more connectivity to students, often at discounted rates. ALLO signed the FCC Keep Americans Connected Pledge and did not suspend customers for non-payment, charge late fees, or apply suspension fees during the period from March 15, 2020 to June 30, 2020.
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
In addition, variable loan spread was compressed during the first and second quarters of 2020 due to a widening of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans. The significant widening during the first and second quarters of 2020 was the result of the significant decrease in interest rates during March 2020 and the first half of the second quarter of 2020 as a result of COVID-19. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. During the third quarter of 2020, as the Company's debt reset at lower interest rates, the Company's variable loan spread increased.
As a result of the decrease in interest rates in 2020, the Company has earned an increased amount of fixed rate floor income from its federally insured student loan portfolio.
The CARES Act, among other things, provides broad relief, effective March 13, 2020, for borrowers that have student loans owned by the Department. This relief package excluded FFELP, private education, and consumer loans. Although the Company’s loans are excluded from the provisions of the CARES Act, the Company is providing relief for its borrowers.
For the Company's federally insured and private education loans, effective March 13, 2020 through June 30, 2020, the Company proactively applied a 90 day natural disaster forbearance to any loan that was 31-269 days past due (for federally insured loans) and 80 days past due (for private education loans), and to any current loan upon request. Beginning July 1, 2020, the Company discontinued proactively applying 90 day natural disaster forbearances on past due loans. However, the Company will continue to apply a natural disaster forbearance with an end date of December 31, 2020, to any federally insured and private education loan upon request. As of September 30, 2020, federally insured and private education loans in forbearance were $1.9 billion (or 10.0% of the portfolio) and $5.4 million (or 2.0% of the portfolio), respectively. The amount of federally insured and private education loans in forbearance hit their peak in May 2020 at $6.0 billion and $38.6 million, respectively. The Company anticipates that loans in forbearance will continue to decline in the fourth quarter of 2020 and in 2021, absent any intervening policy change, when borrowers are currently scheduled to exit forbearance. Despite the COVID-19 pandemic, most borrowers continue to make payments according to their payment plans.
In addition, for both federally insured and private education loans, effective March 13, 2020 through December 31, 2020, borrower late fees are being waived and borrower payments made after March 13, 2020 are refunded upon a borrower's request.
For the majority of the Company's consumer loans, borrowers are generally being offered, upon request and/or documented evidence of financial distress, a two-month deferral of payments, with an option of additional deferrals if the COVID-19 pandemic continues. In addition, effective March 13, 2020 through September 30, 2020, the majority of fees (non-sufficient funds, late charges, check fees) and credit bureau reporting were suspended. The specific relief terms on the Company's consumer loan portfolio vary depending on the loan program and servicer of such loans.
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
Investment in Agile Sports Technologies, Inc. (doing business as "Hudl")
On May 20, 2020, the Company made an additional equity investment of approximately $26.0 million in Hudl, as one of the participants in an equity raise completed by Hudl. As a result of Hudl’s equity raise, the Company recognized a $51.0 million (pre-tax) gain during the second quarter of 2020 to adjust its carrying value to reflect the May 20, 2020 transaction value. For additional information, see the discussion under the caption "Investment in Agile Sports Technologies, Inc. (doing business as "Hudl")" in note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Department of Education Servicing Contracts and Procurements for New Contracts
Nelnet Servicing, LLC ("Nelnet Servicing"), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $36.3 million and $38.6 million for the three months ended September 30, 2020 and 2019, and $112.3 million and $118.7 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, Great Lakes Educational Loan Services, Inc. ("Great Lakes"), which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $45.4 million and $46.2 million for the three months ended September 30, 2020 and 2019, and $137.0 million and $139.3 million for the nine months ended September 30, 2020 and 2019, respectively.
Nelnet Servicing and Great Lakes' servicing contracts with the Department currently provide for expiration on December 14, 2020, with the potential for two additional six-month extensions at the Department's discretion through December 14, 2021. The Department is conducting a contract procurement process for a new framework for the servicing of all student loans owned by the Department. For information regarding recent developments related to and the current status of these servicing contracts, and the Department's procurement processes for new servicing contracts, see note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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
Liquidity
•As of September 30, 2020, the Company had cash and cash equivalents of $96.3 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $179.0 million as of September 30, 2020. As of September 30, 2020, the Company has participated $108.7 million of these securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
•The Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of September 30, 2020, the unsecured line of credit had no amount outstanding and $455.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of September 30, 2020, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.26 billion, of which approximately $1.62 billion will be generated over the next approximate 5 years (through 2025).
•The Company has a stock repurchase program to purchase up to a total of five million shares of the Company’s Class A common stock during the three-year period ending May 7, 2022. Year to date, through September 30, 2020, the Company has repurchased 1,591,314 shares of stock for $73.1 million ($45.96 per share). As of September 30, 2020, 3.2 million shares remained authorized for repurchase under the Company's stock repurchase program.

•The Company paid a third quarter 2020 cash dividend on the Company's Class A and Class B common stock of $0.20 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2020 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.22 per share. The fourth quarter cash dividend will be paid on December 15, 2020 to shareholders of record at the close of business on December 1, 2020.
•Subsequent to September 30, 2020, ALLO received approximately $197.0 million of proceeds from an investment by SDC, a third party global digital infrastructure investor, and paid Nelnet, Inc. $160.0 million to redeem certain preferred membership units of ALLO held by Nelnet, Inc.
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
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three and nine months ended September 30, 2020 compared to the same periods in 2019 is provided below.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019	Additional information
Loan interest	$134,507	229,063	462,439	709,618
Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in gross fixed rate floor income due to lower interest rates in 2020 as compared to 2019.

Investment interest	5,238	9,882	18,379	26,701	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Decrease was due to a decrease in interest rates.
Total interest income	139,745	238,945	480,818	736,319
Interest expense	58,423	172,488	277,788	551,221	Decrease was due primarily to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Net interest income	81,322	66,457	203,030	185,098	See table below for additional analysis.
Less (negative provision) provision for loan losses	(5,821)	10,000	73,476	26,000
The Company's provision expense for the three months ended September 30, 2020 was impacted by the Company's estimate of certain improved economic conditions as of September 30, 2020 in comparison to what was used by the Company to determine the allowance for loan losses as of June 30, 2020. The increase during the nine months ended September 30, 2020 compared to the same period in 2019 was due to provision expense recognized in the first quarter of 2020 as a result of an increase in expected defaults as a result of the COVID-19 pandemic and an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired in 2019 for which the provision for loan losses was recognized based upon an incurred loss methodology.

Net interest income after provision for loan losses	87,143	56,457	129,554	159,098
Other income/expense:
LSS revenue	113,794	113,286	337,571	342,169	See LSS operating segment - results of operations.
ETS&PP revenue	74,121	74,251	217,100	213,753	See ETS&PP operating segment - results of operations.
Communications revenue	20,211	16,470	57,390	46,770	See Communications operating segment - results of operations.
Gain on sale of loans	14,817	—	33,023	1,712	Gain on sale of loans represents portfolios of consumer loans sold in the first and third quarters of 2020 and the second quarter of 2019.
Other income	1,502	13,439	69,910	36,946	See table below for the components of "other income."
Impairment expense	—	—	(34,419)	—
During the first quarter of 2020, the Company recognized impairments of $26.3 million and $7.8 million related to beneficial interest in consumer loan securitization investments and several venture capital investments, respectively. Such impairments were the result of impacts from the COVID-19 pandemic.

Derivative settlements, net	(2,391)	7,298	7,666	39,306	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	3,440	(5,630)	(21,072)	(73,265)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income/expense	225,494	219,114	667,169	607,391
Cost of services:
Cost to provide education technology, services, and payment processing services	25,243	25,671	63,424	62,601	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	5,914	5,236	17,240	15,096	Represents costs of services primarily associated with television programming costs in the Communications operating segment.
Total cost of services	31,157	30,907	80,664	77,697
Operating expenses:
Salaries and benefits	126,096	116,670	365,220	338,942	Increases were due to (i) increases in personnel in the LSS and corporate operating segments to meet increased service and security standards under the Department servicing contracts; (ii) increases in personnel in the LSS operating segment to develop a new private education and consumer loan servicing system; and (iii) increases in personnel to support the growth in the customer base and the development of new technologies in the ETS&PP operating segment.
Depreciation and amortization	30,308	27,701	87,349	76,398	Increases were primarily due to additional depreciation expense at ALLO.
Other expenses	34,744	58,329	115,184	147,562	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Decreases were due to (i) cost savings in the LSS segment from an increase in the adoption of electronic borrower statements and correspondence and a decrease in printing and postage while loan payments are suspended as a result of COVID-19 borrower relief efforts; (ii) reduction of travel expenses and the cancellation of on-site conferences in the ETS&PP segment; and (iii) a decrease in servicing fees paid by the AGM segment to third parties. In addition, the AGM segment recognized $14.0 million and $15.8 million of expenses during the three and nine months ended September 30, 2019, respectively, to extinguish asset-backed notes from certain securitizations prior to their contractual maturity. See each individual operating segment results of operations discussion for additional information.
Total operating expenses	191,148	202,700	567,753	562,902
Income before income taxes	90,332	41,964	148,306	125,890
Income tax expense	19,156	8,829	30,286	26,429
The effective tax rate was 21.1% and 21.0% for the three months ended September 30, 2020 and 2019, respectively, and 20.5% and 21.0% for the nine months ended September 30, 2020 and 2019, respectively.

Net income	71,176	33,135	118,020	99,461
Net loss (income) attributable to noncontrolling interests	327	77	(568)	(38)
Net income attributable to Nelnet, Inc.	$71,503	33,212	117,452	99,423

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Variable loan interest margin	$40,364	46,051	100,863	134,312	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	1,197	234	10,438	3,375	Represents the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	41,561	46,285	111,301	137,687
Fixed rate floor income	36,633	12,685	87,258	33,950	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	(3,588)	7,064	(2,772)	35,931	Represents the net settlements (paid) received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	33,045	19,749	84,486	69,881
Investment interest	5,238	9,882	18,379	26,701
Corporate debt interest expense	(913)	(2,161)	(3,470)	(9,865)	Includes interest expense on the Junior Subordinated Hybrid Securities, unsecured line of credit, and the asset-backed securities participation agreement. Decrease was due to a decrease in interest rates and in the average balance outstanding on the Company's unsecured line of credit, partially offset by interest expense incurred on the asset-backed securities participation agreement that was executed in the second quarter of 2020.
Net interest income (net of settlements on derivatives)	$78,931	73,755	210,696	224,404

The following table summarizes the components of "other income."

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment advisory services (a)	$4,463	753	8,187	2,194
Management fee revenue (b)	2,353	2,291	6,897	6,642
Borrower late fee income (c)	871	3,196	4,377	9,870
Gain (loss) on investments, net (d)	(10,152)	1,948	39,134	5,779
Other	3,967	5,251	11,315	12,461
Other income	$1,502	13,439	69,910	36,946
(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of September 30, 2020, the outstanding balance of asset-backed securities under management subject to these arrangements was $1.3 billion. In addition, WRCM earns annual management fees of five basis points for certain other investments under management. The increase in advisory fees in 2020 as compared to 2019 was the result of an increase in performance fees earned.
(b)    Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in January 2021.
(c)    Represents borrower late fees earned by the AGM operating segment. The decrease in borrower late fees for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.
(d)    During the second quarter of 2020, the Company recognized a $51.0 million (pre-tax) gain to adjust the carrying value of its investment in Hudl to reflect Hudl's May 2020 equity raise transaction value. Amounts also include the Company's share of income or loss from solar investments accounted for using the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial year of investment. During the three and nine months ended September 30, 2020, the Company recognized pre-tax losses of $11.8 million and $12.6 million, respectively, on its solar investments. The losses recognized for the same periods in 2019 were not significant.
Based on current solar investments made to date, the Company currently anticipates it will recognize a pre-tax loss related to its solar investments of approximately $24.0 million in the fourth quarter of 2020. The amount of the loss the Company ultimately recognizes will be impacted by the amount of income/loss ultimately allocated to the Company using the HLBV method of accounting on its solar investments and the amount of additional solar investments made by the Company for the remainder of 2020.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Servicing volume (dollars in millions):
Nelnet:
Government	$179,507	183,093	181,682	184,399	183,790	185,477	185,315	189,932
FFELP	36,748	35,917	35,003	33,981	33,185	32,326	31,392	31,122
Private and consumer	15,666	16,065	16,025	16,286	16,033	16,364	16,223	16,267
Great Lakes:
Government	232,694	237,050	236,500	240,268	239,980	243,205	243,609	249,723
Total	$464,615	472,125	469,210	474,934	472,988	477,372	476,539	487,044

Number of servicing borrowers:
Nelnet:
Government	5,771,923	5,708,582	5,592,989	5,635,653	5,574,001	5,498,872	5,496,662	5,604,685
FFELP	1,709,853	1,650,785	1,588,530	1,529,392	1,478,703	1,423,286	1,370,007	1,332,908
Private and consumer	696,933	699,768	693,410	701,299	682,836	670,702	653,281	649,258
Great Lakes:
Government	7,458,684	7,385,284	7,300,691	7,430,165	7,396,657	7,344,509	7,346,691	7,542,679
Total	15,637,393	15,444,419	15,175,620	15,296,509	15,132,197	14,937,369	14,866,641	15,129,530

Number of remote hosted borrowers:	6,393,151	6,332,261	6,211,132	6,457,296	6,433,324	6,354,158	6,264,559	6,251,598

Nelnet Servicing and Great Lakes' servicing contracts with the Department currently provide for expiration on December 14, 2020, with the potential for two additional six-month extensions at the Department's discretion through December 14, 2021. On October 13, 2020, Nelnet Servicing and Great Lakes received correspondence from the Department indicating the Department's intent to exercise the first additional six-month extension of the current servicing contracts, from December 14, 2020 to approximately June 15, 2021. The correspondence served only as a non-binding notice of intent that does not commit the Department to extend the contracts, and any formal extension of the contracts will occur only upon a unilateral modification by the Department to the contracts. The Department is conducting a contract procurement process for a new framework for the servicing of all student loans owned by the Department. See note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
The Department currently allocates new loan volume among its servicers based on certain performance metrics that measure the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers, and that measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recently publicly announced performance metric measurements used by the Department for the quarterly periods January 1, 2020 through June 30, 2020, Great Lakes’ and Nelnet Servicing’s overall rankings among the nine current servicers for the Department were first and tied for fifth, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes for the period September 1, 2020 through February 28, 2021 are 20 percent and 10 percent, respectively.
On October 26, 2020, the Department communicated to its servicers that a not-for-profit servicer requested to end its contract with the Department. Effective October 23, 2020, the percent of allocated new student loan servicing volume that previously was awarded to this servicer will be split among the remaining servicers, resulting in Great Lakes' allocation to increase by two percent and each remaining servicer to obtain an additional one percent allocation.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Net interest income	$10	481	306	1,509	Decrease was due to lower interest rates in 2020 as compared to 2019.
Loan servicing and systems revenue	113,794	113,286	337,571	342,169	See table below for additional information.
Intersegment servicing revenue	8,287	11,611	27,878	35,426
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM operating segment. Decrease was due to the impact of borrower relief policies implemented by AGM in response to the COVID-19 pandemic and the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	2,353	2,291	6,897	6,642
Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expires in January 2021. Increase for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to an increase in marketing and administrative support provided to other clients primarily in the first quarter of 2020.

Total other income	124,434	127,188	372,346	384,237
Salaries and benefits	72,912	69,209	211,806	201,924
Increase was due to an increase in headcount to provide enhanced service levels to borrowers under the Department servicing contracts, and to develop a new private education and consumer loan servicing system.

Depreciation and amortization	9,951	8,565	27,941	26,236	Increase was due to capital expenditures to support the recent extension of the government servicing contracts.
Other expenses	12,407	16,686	43,277	52,732
Decrease for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was due to cost savings as a result of the impact of the COVID-19 pandemic and the resulting CARES Act, primarily associated with the fact that while student loan payments are suspended there is a significant reduction of borrower statement printing and postage costs. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information. Decrease was also due to cost savings from an increase in the adoption of electronic borrower statements and correspondence. Decrease for the nine months ended September 30, 2020 as compared to the same period in 2019 was also due to a decrease in expenses related to travel and the provision for servicing losses.

Intersegment expenses	15,834	12,955	48,069	40,317	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase was due to an increase in security service levels related to the Department servicing contracts.
Total operating expenses	111,104	107,415	331,093	321,209
Income before income taxes	13,340	20,254	41,559	64,537
Income tax expense	(3,201)	(4,861)	(9,974)	(15,489)	Represents income tax expense at an effective tax rate of 24%.
Net income	$10,139	15,393	31,585	49,048
The LSS segment incurred additional costs during 2020 to meet increased service and security standards under the Department servicing contracts. In addition, servicing revenue in 2020 has been negatively impacted as a result of the COVID-19 pandemic. As a result, the segment's net income and operating margin decreased in 2020 as compared to the same periods in 2019.

Before tax operating margin	10.7%	15.9%	11.2%	16.8%

Loan servicing and systems revenue

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Government servicing - Nelnet	$36,295	38,645	112,305	118,744
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

Government servicing - Great Lakes	45,350	46,234	137,010	139,285
Represents revenue from the Great Lakes' Department servicing contract. Decrease was due to a decrease in fees earned from the Department for originating consolidation loans and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Private education and consumer loan servicing	7,928	9,561	24,733	28,026
Decrease was due to a decrease in the number of borrowers serviced, a decrease in origination fees, and the impact of borrower relief policies implemented by private lenders in response to the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

FFELP servicing	4,912	6,089	15,443	19,208
Decrease was due to a decrease in the number of borrowers serviced and the impact of borrower relief policies implemented by lenders in response to the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	10,426	10,493	32,395	30,255	Increase for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to increased contract programming revenue for services provided during the first six months of 2020 related to hosted FFELP guarantee activities. Software services revenue has been negatively impacted in 2020 as a result of COVID-19 forbearances on loans serviced by the Company's Direct Servicing hosted clients, offset by an increase in remote hosted borrowers.
Outsourced services and other	8,883	2,264	15,685	6,651
The majority of this revenue relates to providing contact center and back office operational outsourcing activities. Increase was due to providing temporary outsourcing services to state agencies to process unemployment claims and conduct certain health tracing support activities. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Loan servicing and systems revenue	$113,794	113,286	337,571	342,169

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
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Net interest income	$351	3,487	2,723	7,143
Represents interest income on tuition funds held in custody for schools. Decrease was due to a decrease in interest rates in 2020 as compared with 2019. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	74,121	74,251	217,100	213,753	See table below for additional information.
Intersegment revenue	3	—	17	—
Other income	373	—	373	—
Total other income	74,497	74,251	217,490	213,753
Cost to provide education technology, services, and payment processing services	25,243	25,671	63,424	62,601	See table below for additional information.
Salaries and benefits	25,460	23,826	73,678	69,656	Increase was due to an increase in headcount to support the growth of the customer base and investment in the development of new technologies.
Depreciation and amortization	2,366	2,997	7,115	9,832
Amortization of intangible assets related to business acquisitions was $2.4 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $7.1 million and $9.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Other expenses	3,126	5,325	11,544	16,440	Decrease was due to a reduction of travel expenses and the cancellation of on-site conferences as a result of the COVID-19 pandemic.
Intersegment expenses, net	3,610	3,194	10,366	9,642	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	34,562	35,342	102,703	105,570
Income before income taxes	15,043	16,725	54,086	52,725
Income tax expense	(3,610)	(4,014)	(12,981)	(12,654)	Represents income tax expense at an effective tax rate of 24%.
Net income	$11,433	12,711	41,105	40,071

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Tuition payment plan services	$22,477	25,760	77,011	80,589
Tuition payment plan services revenue for the three months ended September 30, 2020 decreased as compared to the same period in 2019 as a result of the COVID-19 pandemic. Revenue recognized during the first six months of 2020 was primarily related to payment plans for the 2019-2020 academic year for K-12 schools and the spring and summer 2020 semester for institutions of higher education. As a result, fees for the majority of payment plans for these periods were received and were based on school enrollments prior to the conditions arising from the COVID-19 pandemic.

Payment processing	35,420	35,138	88,329	85,428	Increase in revenue was due to an increase in payments volume from new school customers, partially offset by the decline in payment volume for certain of the Company’s existing customers as a result of the COVID-19 pandemic.
Education technology and services	15,840	13,067	50,820	46,872	Increase was due to an increase from FACTS Student Information System (“SIS”) software subscriptions, online application and enrollment services, and financial needs assessment services as a result of an increase in the number of students and schools using these products.
Other	384	286	940	864
Education technology, services, and payment processing revenue	74,121	74,251	217,100	213,753
Cost to provide education technology, services, and payment processing services	25,243	25,671	63,424	62,601	Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment revenue.
Net revenue	$48,878	48,580	153,676	151,152
Before tax operating margin	30.8%	34.4%	35.2%	34.9%

COMMUNICATIONS OPERATING SEGMENT – RESULTS OF OPERATIONS
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Net interest income	$—	—	—	3
Communications revenue	20,211	16,470	57,390	46,770	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was due to additional residential households and businesses served as a result of the completion of the Lincoln, Nebraska network build out in 2019 and continued maturity of ALLO's existing markets. See additional financial and operating data for ALLO in the tables below.
Other income	511	532	1,256	1,019
Total other income	20,722	17,002	58,646	47,789
Cost to provide communications services	5,914	5,236	17,240	15,096	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	5,485	5,763	16,471	15,692
Gross salaries and benefits paid in 2020 as compared to 2019 decreased due to a decrease in headcount. However, certain salary and benefit costs qualify for capitalization as ALLO develops its network. The total amount of costs capitalized during the nine months ended September 30, 2020 was lower than the same period in 2019, which resulted in an increase in expense for the current year to date period.

Depreciation and amortization	11,152	10,926	32,482	26,025
Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support the Lincoln, Nebraska network expansion. The gross property and equipment balances related to this segment as of September 30, 2020, December 31, 2019, September 30, 2019, and December 31, 2018 were $346.6 million, $315.3 million, $308.1 million and $273.9 million, respectively. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO over their estimated useful lives.

Other expenses	2,219	3,842	9,681	11,184
Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Decrease was due to a reduction in construction related costs and travel expenses as a result of the COVID-19 pandemic.

Intersegment expenses	491	701	1,650	2,081	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	19,347	21,232	60,284	54,982
Loss before income taxes	(4,539)	(9,466)	(18,878)	(22,286)
Income tax benefit	1,089	2,272	4,531	5,349	Represents income tax benefit at an effective tax rate of 24%.
Net loss	$(3,450)	(7,194)	(14,347)	(16,937)	The Company anticipates this operating segment will be dilutive to consolidated earnings as it continues to develop and add customers to its network in Lincoln, Nebraska and other communities, due to large upfront capital expenditures and associated depreciation and upfront customer acquisition costs.

Additional information:
Net loss	$(3,450)	(7,194)	(14,347)	(16,937)
Net interest income	—	—	—	(3)
Income tax benefit	(1,089)	(2,272)	(4,531)	(5,349)
Depreciation and amortization	11,152	10,926	32,482	26,025
Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$6,613	1,460	13,604	3,736	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
Residential revenue	$15,173	75.1%	$12,397	75.3%	$42,946	74.8%	$35,351	75.6%
Business revenue	4,918	24.3	4,025	24.4	14,002	24.4	11,256	24.1
Other revenue	120	0.6	48	0.3	442	0.8	163	0.3
Communications revenue	$20,211	100.0%	$16,470	100.0%	$57,390	100.0%	$46,770	100.0%

Internet	$12,794	63.3%	$9,899	60.1%	$35,926	62.6%	$27,641	59.1%
Television	4,446	22.0	4,068	24.7	12,913	22.5	12,020	25.7
Telephone	2,931	14.5	2,487	15.1	8,436	14.7	7,062	15.1
Other	40	0.2	16	0.1	115	0.2	47	0.1
Communications revenue	$20,211	100.0%	$16,470	100.0%	$57,390	100.0%	$46,770	100.0%

Net loss	$(3,450)		(7,194)		(14,347)		(16,937)
EBITDA (a)	6,613		1,460		13,604		3,736

Capital expenditures	14,250		10,187		31,490		37,185

	As of
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Residential customer information:
Households served	56,787	53,067	49,684	47,744	45,228	42,760	40,338	37,351
Households passed (b)	147,087	144,869	143,505	140,986	137,269	132,984	127,253	122,396
Households served/passed	38.6%	36.6%	34.6%	33.9%	32.9%	32.2%	31.7%	30.5%
Total households in current markets (c)	171,121	171,121	171,121	160,884	159,974	159,974	152,840	152,840

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
Recapitalization and Additional Funding for ALLO
On October 1, 2020, Nelnet, Inc. and ALLO entered into various agreements with SDC, a third party global digital infrastructure investor, in connection with a recapitalization and additional funding for ALLO. Upon regulatory approval of various aspects of the transactions, Nelnet Inc.'s voting ownership interest in ALLO will drop to 45 percent, and ALLO will be deconsolidated from the Company's consolidated financial statements. It is currently anticipated that such regulatory conditions will be satisfied by December 31, 2020. See note 14 of the notes to consolidated financial statements included under Part 1, Item 1 of this report for additional information.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2020, the Company had a $19.5 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 8.8 years. For a summary of the Company’s loan portfolio as of September 30, 2020 and December 31, 2019, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning balance	$19,830,397	21,590,836	20,798,719	22,520,498
Loan acquisitions:
Federally insured student loans	137,714	248,542	947,288	1,088,649
Private education loans	—	3,804	80,908	3,804
Consumer loans	26,446	113,338	112,257	298,092
Total loan acquisitions	164,160	365,684	1,140,453	1,390,545
Repayments, claims, capitalized interest, and other	(277,949)	(497,762)	(1,715,214)	(1,875,948)
Consolidation loans lost to external parties	(136,263)	(251,810)	(519,364)	(780,467)
Consumer loans sold	(60,779)	—	(185,028)	(47,680)
Ending balance	$19,519,566	21,206,948	19,519,566	21,206,948

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
The Company's total allowance for loan losses of $185.9 million at September 30, 2020 represents reserves equal to 0.7% of the Company's federally insured loans (or 28.5% of the risk sharing component of the loans that is not covered by the federal guaranty), 7.3% of the Company's private education loans, and 25.9% of the Company's consumer loans.
For a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019, and a summary of the Company's loan status and delinquency amounts as of September 30, 2020, December 31, 2019, and September 30, 2019, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Variable loan yield, gross	2.77%	4.78%	3.29%	4.94%
Consolidation rebate fees	(0.84)	(0.83)	(0.84)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization	0.01	0.02	0.02	0.02
Variable loan yield, net	1.94	3.97	2.47	4.13
Loan cost of funds - interest expense	(1.16)	(3.16)	(1.82)	(3.35)
Loan cost of funds - derivative settlements (a) (b)	0.02	0.00	0.07	0.02
Variable loan spread	0.80	0.81	0.72	0.80
Fixed rate floor income, gross	0.73	0.23	0.58	0.21
Fixed rate floor income - derivative settlements (a) (c)	(0.07)	0.13	(0.02)	0.22
Fixed rate floor income, net of settlements on derivatives	0.66	0.36	0.56	0.43
Core loan spread	1.46%	1.17%	1.28%	1.23%

Average balance of loans	$19,866,040	21,600,850	20,300,617	21,917,298
Average balance of debt outstanding	19,632,675	21,371,482	20,153,478	21,632,256

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
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Core loan spread	1.46%	1.17%	1.28%	1.23%
Derivative settlements (1:3 basis swaps)	(0.02)	(0.00)	(0.07)	(0.02)
Derivative settlements (fixed rate floor income)	0.07	(0.13)	0.02	(0.22)
Loan spread	1.51%	1.04%	1.23%	0.99%

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
1.17%
1.14%
1.02%
1.35%
1.46%
0.08%
0.05%
0.10%
0.12%
0.29%
0.41%
0.14%
0.80%
0.78%
0.81%
0.76%
0.62%
0.74%
0.80%
Q1 19
Q2 19
Q3 19
Q4 19
Q1 20
Q2 20
Q3 20
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
Variable loan spread was compressed during the first and second quarters of 2020 due to a widening of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first and second quarters of 2020 was the result of the significant decrease in interest rates during March 2020 and the first half of the second quarter of 2020. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. During the third quarter of 2020, as the Company's debt reset at lower interest rates, the Company's variable loan spread increased. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s FFELP student loan assets and related funding for those assets.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of the Company's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed rate floor income, gross	$36,633	12,685	87,258	33,950
Derivative settlements (a)	(3,588)	7,064	(2,772)	35,931
Fixed rate floor income, net	$33,045	19,749	84,486	69,881
Fixed rate floor income contribution to spread, net	0.66%	0.36%	0.56%	0.43%
(a)    Derivative settlements consist of net settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.

The increase in gross fixed rate floor income for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was due to lower interest rates in 2020 as compared to 2019. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. The decrease in net derivative settlements (paid) received from the floor income interest rate swaps in 2020 as compared to 2019 was due to a decrease in the notional amount of derivatives outstanding and a decrease in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of September 30, 2020, the interest earned on a principal amount of $17.8 billion in the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $17.3 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. A market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2019 Annual Report.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Net interest income after provision for loan losses	$86,025	51,740	125,500	153,069	See table below for additional analysis.
Gain on sale of loans	14,817	—	33,023	1,712	The Company sold portfolios of consumer loans in the first and third quarters of 2020, and second quarter of 2019, and recognized gains of $18.2 million, $14.8 million, and $1.7 million, respectively.
Other income	1,004	3,384	4,951	10,084
Represents primarily borrower late fees. The decrease in borrower late fees for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Asset Generation and Management" above for additional information.

Impairment expense	—	—	(26,303)	—	In March 2020, the Company recognized an impairment of its beneficial interest in consumer loan securitization investments as a result of the expected impacts of the COVID-19 pandemic. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Derivative settlements, net	(2,391)	7,298	7,666	39,306	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	3,440	(5,630)	(21,072)	(73,265)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income/expense	16,870	5,052	(1,735)	(22,163)
Salaries and benefits	438	394	1,301	1,153
Other expenses	3,672	19,054	12,253	29,098	The Company recognized $14.0 million and $15.8 million of expenses during the three and nine months ended September 30, 2019, respectively, to extinguish asset-backed notes from certain securitizations prior to their contractual maturity. Excluding these costs, other expenses were $5.1 million and $13.3 million for the three and nine months ended September 30, 2019, respectively. Other than the debt extinguishment costs, the primary component of other expenses is servicing fees paid to third parties. The decrease in servicing fees in 2020 as compared to 2019 was due to a decrease in the Company's loan portfolio.

Intersegment expenses	8,868	11,678	29,839	35,630
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The decrease in servicing fees for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was due to the expected amortization of the Company's FFELP portfolio and a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	12,978	31,126	43,393	65,881
Total operating expenses, excluding the $14.0 million and $15.8 million of expenses recognized in the three and nine months ended September 30, 2019, respectively, related to the extinguishment of debt prior to their contractual maturity (as described above), were 26 basis points and 32 basis points of the average balance of loans for the three months ended September 30, 2020 and 2019, respectively, and 29 basis points and 30 basis points for the nine months ended September 30, 2020 and 2019, respectively.

Income before income taxes	89,917	25,666	80,372	65,025
Income tax expense	(21,580)	(6,160)	(19,289)	(15,606)	Represents income tax expense at an effective tax rate of 24%.
Net income	$68,337	19,506	61,083	49,419

Additional information:
Net income	$68,337	19,506	61,083	49,419
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The increase in net income for the three months ended September 30, 2020 as compared to the same period in 2019 was due to (i) an increase in core loan spread; (ii) recognizing a gain from the sale of a consumer loan portfolio in 2020; (iii) a decrease in provision for loan losses; and (iv) recognizing an expense for the early extinguishment of debt in 2019. These items were partially offset by (i) a decrease in the average balance of loans in 2020 as compared to 2019 and (ii) a decrease in borrower late fees. The decrease in net income for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to (i) the impairment of the Company's beneficial interest in consumer loan securitizations recognized in 2020; (ii) the decrease in the average balance of loans in 2020 as compared to 2019; (iii) an incremental provision for loan losses in 2020 of $63.0 million (pre-tax) related to the increase in expected defaults as a result of the COVID-19 pandemic; and (iv) a decrease in borrower late fees. These items were partially offset by (i) an increase in core loan spread; (ii) recognizing gains from the sale of consumer loan portfolios in 2020; and (iii) recognizing expenses for the early extinguishment of debt in 2019.

Derivative market value adjustments, net	(3,440)	5,630	21,072	73,265
Tax effect	826	(1,351)	(5,057)	(17,584)
Net income, excluding derivative market value adjustments	$65,723	23,785	77,098	105,100

Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Additional information
Variable interest income, gross	$138,986	260,089	500,141	809,097	Decrease was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(41,768)	(44,717)	(127,292)	(136,855)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	656	1,006	2,332	3,426	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	97,874	216,378	375,181	675,668
Interest on bonds and notes payable	(57,510)	(170,327)	(274,318)	(541,356)	Decrease was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	1,197	234	10,438	3,375	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	41,561	46,285	111,301	137,687
Fixed rate floor income, gross	36,633	12,685	87,258	33,950	Fixed rate floor income increased due to lower interest rates in 2020 as compared to 2019.
Derivative settlements, net (a)	(3,588)	7,064	(2,772)	35,931
Derivative settlements include the settlements (paid) received related to the Company's floor income interest rate swaps. Decrease in net settlements (paid) received was due to a decrease in the notional amount of derivatives outstanding and lower interest rates in 2020 as compared to 2019.

Fixed rate floor income, net of settlements on derivatives	33,045	19,749	84,486	69,881
Core loan interest income (a)	74,606	66,034	195,787	207,568
Investment interest	3,452	4,162	12,029	13,770	Decrease was due to lower interest rates in 2020 as compared to 2019.
Intercompany interest	(245)	(1,158)	(1,174)	(2,963)	Decrease was due to lower interest rates in 2020 as compared to 2019.
Negative provision (provision) for loan losses - federally insured loans	5,299	(2,000)	(32,074)	(6,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision (provision) for loan losses - private education loans	5,650	—	(6,471)	—
Provision for loan losses - consumer loans	(5,128)	(8,000)	(34,931)	(20,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$83,634	59,038	133,166	192,375
Net interest income after provision for loan losses (net of settlements on derivatives) increased for the three months ended September 30, 2020 as compared to the same period in 2019 due to an increase in core loan spread and a decrease in provision for loan losses, partially offset by a decrease in the average balance of loans. Excluding the incremental provision for loan losses recognized in the first quarter of 2020 of $63.0 million related to the increase in expected defaults as a result of the COVID-19 pandemic, net interest income after provision for loan losses (net of settlements on derivatives) for the nine months ended September 30, 2020 would have been $196.2 million. The increase in net interest income after provision for loan losses (net of settlements on derivatives), excluding this provision, for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to an increase in core loan spread, partially offset by a decrease in the average balance of loans and an increase in the consumer loan provision for loan losses in 2019 due to significant acquisitions of consumer loans in 2019.

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
Sources of Liquidity
As of September 30, 2020, the Company had cash and cash equivalents of $96.3 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $179.0 million as of September 30, 2020. As of September 30, 2020, the Company had participated $108.7 million of these securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
The Company also has a $455.0 million unsecured line of credit that matures on December 16, 2024. As of September 30, 2020, there was no amount outstanding on the unsecured line of credit and $455.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. In addition, the Company has a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of September 30, 2020, the secured line of credit had $5.0 million outstanding and $17.0 million was available for future use.
In addition, the Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2020, the Company holds $20.8 million (par value) of its own asset-backed securities.
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
Recent Events
Recapitalization and Additional Funding for ALLO
On October 1, 2020, Nelnet, Inc. and ALLO entered into various agreements with SDC, a third party global digital infrastructure investor, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO.
The agreements provide for a series of initial interrelated transactions (the “Initial Transactions”) whereby (i) on October 15, 2020, ALLO issued non-voting preferred membership units of ALLO to SDC for an aggregate purchase price payment of approximately $197.0 million from SDC to ALLO, and ALLO redeemed certain non-voting preferred membership units of ALLO held by Nelnet, Inc. in exchange for an aggregate redemption price payment to Nelnet, Inc. of $160.0 million; (ii) ALLO will use its reasonable best efforts to incur and undertake private debt financing from one or more unrelated third-party lender(s) in the aggregate approximate amount of $100.0 million; and (iii) subject to ALLO obtaining such debt financing, ALLO will redeem certain additional preferred return membership units of ALLO held by Nelnet, Inc. in exchange for an aggregate redemption price payment to Nelnet, Inc. of approximately $100.0 million (subject to the amount of gross proceeds actually received in the debt financing).
The agreements also provide for secondary transactions (the “Secondary Transactions”) subsequent to the completion of the Initial Transactions, whereby (i) Nelnet, Inc., SDC, and ALLO will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before the three and one-half year anniversary (subject to adjustment) of the completion of ALLO’s redemptions from Nelnet, Inc. in the Initial Transactions, the remaining preferred membership units of ALLO held by Nelnet, Inc. in exchange for an aggregate redemption price payment to Nelnet, Inc. of approximately $126 million, plus the amount of accrued and unpaid preferred return on such units and the amount of any contributions or other amounts funded by Nelnet, Inc. to ALLO subsequent to ALLO’s redemptions from Nelnet, Inc. in the Initial Transactions; and (ii) Nelnet, Inc. will have a contingent payment obligation to pay SDC a contingent payment amount of $25 million to $35 million in the event Nelnet, Inc. disposes of other voting membership units of ALLO that it holds and realizes from such disposition certain targeted return levels.
Nelnet Bank
On November 2, 2020, the Company obtained final approval from the FDIC for federal deposit insurance and for a bank charter from the UDFI in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC discussed below.
Prior to FDIC approval, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12 percent; (ii) provide and maintain an irrevocable asset liquidity takeout commitment for the benefit of Nelnet Bank in an amount equal to the greater of either 10 percent of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank.
Cash Flows
During the nine months ended September 30, 2020, the Company generated $173.0 million in operating activities, compared to $142.9 million for the same period in 2019. The increase in such cash flows from operating activities was due to:
•The increase in net income;
•Adjustments to net income for the impact of the non-cash provision for loan losses and impairment charges;
•A decrease in net payments to the Company's clearinghouse for margin payments on derivatives; and
•The impact of changes to accrued interest receivable, accounts receivable, and other assets during the nine months ended September 30, 2020 as compared to the same period in 2019.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments;
•Adjustments to net income for the impact of the gains from sale of loans and investments; and
•The impact of changes to other liabilities and the due to customers liability account during the nine months ended September 30, 2020 as compared to the same period in 2019.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2020 was $953.6 million and $1.4 billion, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2019 was $1.2 billion and $1.4 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of September 30, 2020
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$19,050,341	5/27/25 - 8/27/68
FFELP, private education, and consumer loan warehouse facilities	278,003	11/22/21 - 2/26/23
	$19,328,344

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
As of September 30, 2020, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.26 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2020. As of September 30, 2020, the Company had $19.1 billion of loans included in asset-backed securitizations, which represented 97.8 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2020, private education and consumer loans funded with operating cash, and loans acquired subsequent to September 30, 2020.
Asset-backed Securitization Cash Flow Forecast
$2.26 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $2.26 billion include approximately $1.13 billion (as of September 30, 2020) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $1.13 billion, or approximately $0.86 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's September 30, 2020 balance of consolidated shareholders' equity.
Two of the Company’s asset-backed securitizations as of September 30, 2020 are structured as “Turbo Transactions” which require all cash generated from the student loans (including excess spread) to be directed toward payment of interest and any outstanding principal generally until such time as all principal on the notes has been paid in full. Once the notes in such transactions are paid in full, the remaining unencumbered student loans (and other remaining assets, if any) in the securitizations will be released to the Company, at which time the Company will have the option to refinance or sell these assets, or retain them on the balance sheet as unencumbered assets.

The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments:  The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $145 million to $180 million.
Interest rates:  The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $25 million to $50 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
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
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2020, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $550.0 million, of which $145.1 million was outstanding and $404.9 million was available for additional funding. On November 2, 2020, the Company decreased the maximum financing amount for these FFELP warehouse facilities to $100.0 million (each facility having a $50.0 million maximum financing amount). One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (November 20, 2020). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (November 22, 2021). The other warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements. As of September 30, 2020, the Company had $11.2 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at September 30, 2020, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On February 13, 2020, the Company obtained a private education loan warehouse facility with an aggregate maximum financing amount available of $100.0 million. On March 20, 2020, the facility was amended to increase the maximum financing amount to $200.0 million. The facility has an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of September 30, 2020, $102.6 million was outstanding under this warehouse facility and $97.4 million was available for future funding. Additionally, as of September 30, 2020, the Company had $11.1 million advanced as equity support under this facility.

The Company has a consumer loan warehouse facility that as of September 30, 2020 had an aggregate maximum financing amount available of $200.0 million. The facility has an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of September 30, 2020, $30.3 million was outstanding under this facility and $169.7 million was available for future funding. Additionally, as of September 30, 2020, the Company had $13.8 million advanced as equity support under this facility. On November 3, 2020, the Company decreased the maximum financing amount on this facility to $100.0 million.
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
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2020, $903.0 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During the first nine months of 2020, the Company completed four FFELP asset-backed securitizations totaling $1.3 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on these securitizations.
The Company, through its subsidiaries, has historically funded student loans by completing asset-backed securitizations. Depending on market conditions, the Company currently anticipates continuing to access the asset-backed securitization market. Such asset-backed securitization transactions would be used to refinance student loans included in its warehouse facilities, loans purchased from third parties, and/or student loans in its existing asset-backed securitizations.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2020, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to meet potential collateral deposits with its counterparties and/or make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to deposit additional collateral with its derivative instrument counterparties and/or make variation margin payments to its third-party clearinghouse. The collateral deposits or variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.

Other Debt Facilities
As discussed above, the Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of September 30, 2020, the unsecured line of credit had no amount outstanding and $455.0 million was available for future use. The Company also has a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of September 30, 2020, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
As of September 30, 2020, the Company had $20.4 million of unsecured Junior Subordinated Hybrid Securities (the "Hybrid Securities") that were outstanding. On October 5, 2020, the Company redeemed in full all the outstanding Hybrid Securities at par.
During the second quarter of 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of September 30, 2020, $108.7 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
For further discussion of these debt facilities described above, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of September 30, 2020, 3,246,732 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during the three months ended March 31, 2020, June 30, 2020, and September 30, 2020 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the third quarter of 2020, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2020	24,885	$1,253	50.36
Quarter ended June 30, 2020	1,473,049	67,274	45.67
Quarter ended September 30, 2020	93,380	4,618	49.45
Total	1,591,314	$73,145	45.96
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
Dividends
On September 15, 2020, the Company paid a third quarter 2020 cash dividend on the Company's Class A and Class B common stock of $0.20 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2020 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.22 per share. The fourth quarter cash dividend will be paid on December 15, 2020 to shareholders of record at the close of business on December 1, 2020.
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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2020		As of December 31, 2019
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,632,613	44.2%	$3,647,365	17.5%
Variable-rate loan assets	10,886,953	55.8	17,151,354	82.5
Total	$19,519,566	100.0%	$20,798,719	100.0%

Fixed-rate debt instruments	$979,109	5.0%	$562,203	2.7%
Variable-rate debt instruments	18,483,288	95.0	20,240,977	97.3
Total	$19,462,397	100.0%	$20,803,180	100.0%
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
As a result of the significant drop in interest rates in March 2020 and the first half of the second quarter of 2020, the Company earned $4.8 million of variable-rate floor income on approximately $1.4 billion of FFELP loans during the six months ended June 30, 2020. Since the borrower rate reset on July 1, 2020, the Company no longer earns such variable-rate floor income on these loans, reflecting the lower interest rate environment. No variable-rate floor income was earned by the Company in 2019.
A summary of fixed rate floor income earned by the Company follows.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed rate floor income, gross	$36,633	12,685	87,258	33,950
Derivative settlements (a)	(3,588)	7,064	(2,772)	35,931
Fixed rate floor income, net	$33,045	19,749	84,486	69,881
(a)    Derivative settlements consist of settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 due to lower interest rates in 2020 as compared to 2019.
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

The decrease in net derivative settlements (paid) received from the floor income interest rate swaps for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was due to a decrease in the notional amount of derivatives outstanding and a decrease in interest rates.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2020.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
< 3.0%	2.88%	0.24%	$1,187,724
3.0 - 3.49%	3.19%	0.55%	1,492,759
3.5 - 3.99%	3.65%	1.01%	1,448,423
4.0 - 4.49%	4.20%	1.56%	1,079,025
4.5 - 4.99%	4.71%	2.07%	675,545
5.0 - 5.49%	5.22%	2.58%	445,530
5.5 - 5.99%	5.67%	3.03%	298,883
6.0 - 6.49%	6.19%	3.55%	345,881
6.5 - 6.99%	6.70%	4.06%	340,012
7.0 - 7.49%	7.17%	4.53%	122,688
7.5 - 7.99%	7.71%	5.07%	222,253
8.0 - 8.99%	8.18%	5.54%	523,747
> 9.0%	9.05%	6.41%	202,584
			$8,385,054
(a)    The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2020, the weighted average estimated variable conversion rate was 1.93% and the short-term interest rate was 17 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2020 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)(c)

2021	$600,000	2.15%
2022 (b)	500,000	0.94
2023	400,000	1.00
2024	250,000	0.28
	$1,750,000	1.28%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b)    $250.0 million of these derivatives have forward effective start dates in June 2021.
(c)    Excluding the derivatives with forward effective start dates, the weighted average fixed rate paid by the Company as of September 30, 2020 on its $1.5 billion floor income derivative portfolio was 1.21%.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2020.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$17,778,799	—
3 month H15 financial commercial paper	Daily	760,997	—
3 month Treasury bill	Daily	605,783	—
1 month LIBOR	Monthly	—	10,580,507
3 month LIBOR (a)	Quarterly	—	6,684,928
Fixed rate	—	—	939,132
Auction-rate (b)	Varies	—	751,675
Asset-backed commercial paper (c)	Varies	—	145,149
Other (d)	—	1,247,145	1,291,333
		$20,392,724	20,392,724
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2020.

Maturity	Notional amount (i)
2021	$250,000
2022	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$6,150,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2020 was one-month LIBOR plus 9.1 basis points.
(b)    As of September 30, 2020, the Company was sponsor for $751.7 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,328)	(18.1)%	$(31,947)	(35.4)%	$(1,737)	(1.9)%	$(5,212)	(5.7)%
Impact of derivative settlements	2,643	2.9	7,930	8.8	1,546	1.7	4,638	5.1
Increase (decrease) in net income before taxes	$(13,685)	(15.2)%	$(24,017)	(26.6)%	$(191)	(0.2)%	$(574)	(0.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.27)		$(0.47)		$—		$(0.01)

	Three months ended September 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(6,119)	(14.6)%	$(12,330)	(29.4)%	$(2,343)	(5.6)%	$(7,029)	(16.7)%
Impact of derivative settlements	6,932	16.5	20,795	49.6	1,613	3.8	4,839	11.5
Increase (decrease) in net income before taxes	$813	1.9%	$8,465	20.2%	$(730)	(1.8)%	$(2,190)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.02		$0.16		$(0.01)		$(0.04)

	Nine months ended September 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(42,577)	(28.7)%	$(79,919)	(53.9)%	$(5,491)	(3.7)%	$(16,479)	(11.1)%
Impact of derivative settlements	8,859	6.0	26,577	17.9	4,566	3.1	13,698	9.2
Increase (decrease) in net income before taxes	$(33,718)	(22.7)%	$(53,342)	(36.0)%	$(925)	(0.6)%	$(2,781)	(1.9)%
Increase (decrease) in basic and diluted earnings per share	$(0.65)		$(1.03)		$(0.02)		$(0.05)

	Nine months ended September 30, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(15,042)	(11.9)%	$(28,881)	(22.9)%	$(7,343)	(5.8)%	$(22,028)	(17.5)%
Impact of derivative settlements	23,122	18.4	69,366	55.1	5,167	4.1	15,501	12.3
Increase (decrease) in net income before taxes	$8,080	6.5%	$40,485	32.2%	$(2,176)	(1.7)%	$(6,527)	(5.2)%
Increase (decrease) in basic and diluted earnings per share	$0.15		$0.77		$(0.04)		$(0.12)
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

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that the majority of its employees are working remotely due to the COVID-19 pandemic. The Company is continually monitoring and assessing the effect of the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.
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
ITEM 1A.  RISK FACTORS
The following risk factors provide supplements and updates to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 in response to Item 1A of Part I of such Form 10-K, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 in response to Item 1A of Part II of such Form 10-Q:
The COVID-19 pandemic has adversely impacted our results of operations, and could continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows.
Beginning in March 2020, the coronavirus 2019 or COVID-19 (“COVID-19”) pandemic resulted in many businesses and schools closing or reducing hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implementing various containment efforts, including lockdowns on non-essential business and other business restrictions, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates, and extreme volatility in the U.S. and world markets. These effects have adversely impacted our results of operations for the nine months ended September 30, 2020, and if these effects continue for a prolonged period or result in sustained economic stress or recession, they could have a material adverse impact on us in a number of ways related to credit, interest rates, operations, and other risks as described in more detail below.

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
For example, during the first and second quarters of 2020, we experienced a compression in variable loan spread due to a significant widening of the basis between the asset and debt indices in which we earn interest on our loans and fund such loans. This widening was the result of a significant decrease in interest rates beginning in March 2020 as a result of COVID-19. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on our assets occurring daily in contrast to the timing of the interest resets on our debt that occurs either monthly or quarterly. Although such compression is generally expected to be mitigated over time as interest rates on our debt are reset to reflect the lower interest rate environment, interest rate volatility may continue to have an adverse impact on us.
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
Beginning in March 2020, schools largely moved to on-line classes for their students. Although many schools moved to on-campus learning beginning with the 2020/2021 academic year, it is uncertain if, and the extent to which, they will have to move back to on-line classes during the academic term if the COVID-19 pandemic increases in severity. The COVID-19 pandemic has and may continue to impact demand for our education technologies, services, and payment processing products and services.
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, federal student loan payments and interest accruals were suspended on all loans owned by the Department of Education (the “Department”) until September 30, 2020. The Department instructed us and other student loan servicers to apply the benefits of the law retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19. On August 8, 2020, the President issued a memorandum extending the CARES Act federal student loan borrower relief provisions until December 31, 2020. We will receive less servicing revenue per borrower based on borrower status through the expiration of these provisions. We currently anticipate revenue per borrower will return to pre-COVID-19 levels in the first quarter 2021. While federal student loan payments are suspended, our operating expenses have been and will continue to be lower due to a significant reduction of borrower statement printing and postage costs. In addition, revenue from the Department for originating consolidation loans was adversely impacted as a result of borrowers receiving relief on their existing loans, thus not initiating a consolidation. We currently anticipate this revenue will continue to be negatively impacted while student loan payments and interest accruals are suspended.
During the second and third quarters of 2020, FFELP, private education, and consumer loan servicing revenue was adversely impacted by the COVID-19 pandemic, due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing. In addition, origination fee revenue was negatively impacted as borrowers are less likely to refinance their loans when they are receiving certain relief measures from their current lender. We currently anticipate this trend will continue in future periods that are impacted by the COVID-19 pandemic, with the magnitude based on the extent to which existing or additional borrower relief policies and activities are implemented or extended by servicing customers.
If the student loan borrower relief provisions of the CARES Act were potentially extended past December 31, 2020 and/or new legislative or regulatory student loan borrower relief measures similar to such provisions of the CARES Act were to become effective, the levels and timing of future servicing revenues could continue to be impacted in a similar manner through the extended period of time that such provisions or measures are in effect.
Although the CARES Act does not apply to our FFELP loans, private education loans, or consumer loans, several states have announced various initiatives to suspend payment obligations for private education loan borrowers in those states, and we are proactively providing relief for our FFELP, private education, and consumer loan borrowers. In addition, there currently are federal legislative proposals that would provide borrower relief with respect to commercially-held FFELP loans, such as our FFELP loans. For example, on October 1, 2020, the U.S. House of Representatives passed an updated version of the previously passed Heroes Act (the “Amended Heroes Act”) which would amend the CARES Act to define “federal student loan” to include commercially-held FFELP loans such as our FFELP loans, and require the Department to pay the amount of interest due on the unpaid principal to the holders of commercially-held FFELP loans on a monthly basis. The Amended Heroes Act would also amend the CARES Act to extend suspension of principal payments, no interest accrual, and other benefits for FFELP student loan borrowers through September 30, 2021. There can be no assurance as to whether the Amended Heroes Act or any similar legislative proposal will become law or, if any become law, the nature of any changes to their current provisions or as to the timing of their enactment or implementation. Due to uncertainties regarding, among other things, the duration of the COVID-19 pandemic and any new legislation, regulations, guidance, or widely accepted practices with respect to relief to loan borrowers, we are not able to estimate the ultimate impact that debt relief measures will have on our results of operations.
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
Our largest fee-based customer, the Department of Education, represented 30 percent of our revenue in 2019. Failure to extend the Department contracts or obtain new Department contracts in the Department's NextGen or ISS procurement processes, our inability to consistently surpass competitor performance metrics, or unfavorable contract modifications or interpretations, could significantly lower servicing revenue and hinder future service opportunities.
Our subsidiaries Nelnet Servicing, LLC (“Nelnet Servicing”) and Great Lakes Educational Loan Services, Inc. (“Great Lakes”) are two of four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) that have student loan servicing contracts awarded by the Department in June 2009 to provide additional servicing capacity for loans owned by the Department. The Department also has contracts with approximately 30 not-for-profit (“NFP”) entities to service student loans, although currently four NFP servicers service the volume allocated to these entities. As of September 30, 2020, Nelnet Servicing was servicing $189.9 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $249.7 billion of student loans for 7.5 million borrowers under its contract. These contracts represented 30 percent of our revenue in 2019, and for the three and nine months ended September 30, 2020, we recognized a total of $81.6 million and $249.3 million in revenue from the Department under these contracts, respectively.
The current servicing contracts with the Department expire on December 14, 2020 and provide the potential for two additional six-month extensions at the Department’s discretion through December 14, 2021. On October 13, 2020, Nelnet Servicing and Great Lakes received correspondence from the Department indicating the Department's intent to exercise the first additional six-month extension of the current servicing contracts, from December 14, 2020 to approximately June 15, 2021. The correspondence served only as a non-binding notice of intent that does not commit the Department to extend the contracts, and any formal extension of the contracts will occur only upon a unilateral modification by the Department to the contracts.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for various components of NextGen. For the currently existing component of NextGen, we received an unfavorable determination by the Department with respect to our proposal, and contracts were awarded to other parties in June 2020.
On October 28, 2020, the Department issued a new federal loan servicing solicitation for an Interim Servicing Solution ("ISS"). ISS is a follow-on to the existing Title IV Additional Servicing and NFP Servicing contracts, which would award a full system and servicing solution to two providers. Responses for the ISS solicitation are due December 9, 2020. We fully intend to respond to the ISS solicitation.
In the event that our servicing contracts are not extended beyond the current expiration date or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks to us and uncertainties regarding the current Department contracts and potential future Department contracts, including the uncertain nature of the Department's awards of new NextGen contracts to other service providers and the pending and uncertain nature of other components of the NextGen contract procurement process and the ISS contract procurement process, which could be subject to potential delays, cancellations, or material changes to the structure of the contract procurement process; the possibility that new contract awards and evaluations of proposals may be challenged by various interested parties and may not be finalized or implemented within the currently anticipated time frame or at all; risks that we may not be successful in obtaining any new contracts with the Department; and risks and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the timing, nature, or ultimate outcome of the Department's NextGen contract procurement process or the ISS solicitation.
New loan volume is currently allocated among the four TIVAS and four NFP servicers based on certain performance metrics established by the Department and compared among all loan servicers in this group. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics.
In the event the current Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, loan servicing revenue could decrease significantly and/or operating costs to perform the contracts could increase significantly. For example, as of January 2020, a change instituted by the Department required enrollment in the Ongoing Security Authorization (OSA) program that requires quarterly control assessments. The OSA program replaced the previous Authority to Operate (ATO) triennial assessment process. Because the OSA program is a novel process, we may encounter unforeseen issues with the Department, including differing interpretations on compliance controls and reporting requirements. Our inability to remediate any such issues to the satisfaction of the Department may cause a temporary or permanent injunction on servicing student loans under the contracts.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2020 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2020	90,582	$49.03	89,087	3,246,732
August 1 - August 31, 2020	104	59.12	—	3,246,732
September 1 - September 30, 2020	2,694	63.40	—	3,246,732
Total	93,380	$49.45	89,087
(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 1,495 shares, 104 shares, and 2,694 shares in July, August, and September 2020, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
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

ITEM 6.  EXHIBITS

10.1*+	Master Agreement entered into as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC.

10.2*+	Membership Unit Purchase Agreement, dated as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC.

10.3*	Omnibus Amendment dated as of October 15, 2020 to the Master Agreement and the Membership Unit Purchase Agreement, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC.

10.4+	Appendix A, dated July 29, 2020 to Management Agreement dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.5+	Amended Appendix A, dated July 29, 2020 to Management Agreement dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.6+	Management Agreement dated effective as of July 29, 2020, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.7	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of October 1, 2020 among Nelnet, Inc., the various Lenders signatory thereto, and U.S. Bank National Association, as administrative agent for the Lenders, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 2, 2020 and incorporated herein by reference.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
** Furnished herewith
+ Schedules, exhibits, and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The exhibit is not intended to be, and should not be relied upon as, including disclosures regarding any facts and circumstances relating to the registrant or any of its subsidiaries or affiliates. The exhibit contains representations and warranties by the registrant and the other parties that were made only for purposes of the agreement set forth in the exhibit and as of specified dates. The representations, warranties, and covenants in the agreement were made solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts), and may apply contractual standards of materiality or material adverse effect that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the agreement, which subsequent information may or may not be fully reflected in the registrant’s public disclosures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 5, 2020	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 5, 2020	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer