Form 10-K
period 2020-12-31
NELNET INC
filed 2021-02-25
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $47.74 per share, was $918,743,888. The registrant’s Class B Common Stock is not listed for public trading on any exchange or market system, but shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time on a share-for-share basis. For purposes of this calculation, shares of common stock beneficially owned by any director or executive officer of the registrant or by any person who beneficially owns greater than 10 percent of the Class A Common Stock or who is otherwise believed by the registrant to be in a control position have been excluded, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not conclusive for other purposes.
As of January 31, 2021, there were 27,195,862 and 11,155,571 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2021 Annual Meeting of Shareholders, scheduled to be held May 20, 2021, are incorporated by reference into Part III of this Form 10-K.

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2020

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:
•risks and uncertainties related to the severity, magnitude, and duration of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including changes in the macroeconomic environment and consumer behavior, restrictions on business, educational, individual, or travel activities intended to slow the spread of the pandemic, and volatility in market conditions resulting from the pandemic, including interest rates, the value of equities, and other financial assets;
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 27 percent of the Company's revenue in 2020, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the pending and uncertain nature of the Department's NextGen and ISS procurement processes (under which awards of new NextGen contracts have been made to other service providers), the possibility that awards or evaluations of proposals may be challenged by various interested parties and may not be finalized or implemented for an extended period of time or at all, risks that the Company may not be successful in obtaining any of such potential new contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), and private education and consumer loans;
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
•risks from changes in the terms of education loans and in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as changes resulting from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the expected decline over time in FFELP loan interest income due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or legislative proposals to consolidate existing FFELP loans to the Federal Direct Loan Program or otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans;
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
•risks and uncertainties of the expected benefits from the November 2020 launch of Nelnet Bank operations, including the ability to successfully conduct banking operations and achieve expected market penetration;
•risks related to the expected benefits to the Company and to ALLO Communications LLC (“ALLO”) from the recapitalization and additional funding for ALLO and the Company’s continuing investment in ALLO, and risks related to investments in solar projects, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities;
•risks and uncertainties related to other initiatives to pursue additional strategic investments, acquisitions, and other activities, such as the planned transactions associated with the sale by Wells Fargo of its private education loan portfolio, including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date of this document. Although the Company may from time to time voluntarily update or revise its prior forward-looking statements to reflect actual results or changes in the Company's expectations, the Company disclaims any commitment to do so except as required by law. In this report, unless the context indicates otherwise, references to "Nelnet," "the Company," "we," "our," and "us" refer to Nelnet, Inc. and its subsidiaries.

PART I.
ITEM 1. BUSINESS
Overview
Nelnet is a diverse company with a purpose to serve others and a vision to make customers' dreams possible by delivering customer focused products and services. The largest operating businesses engage in loan servicing and education technology, services, and payment processing, and the Company also has a significant investment in communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate, early-stage and emerging growth companies, and renewable energy. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2020, the Company had a $20.2 billion loan portfolio, consisting primarily of FFELP loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.8 years. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. However, since July 1, 2010, which is the effective date on and after which no new loans can be originated under the FFEL Program, the Company has purchased $27.9 billion of FFELP loans from other FFELP loan holders looking to exit or adjust their FFELP businesses. The Company believes there may be additional opportunities to purchase FFELP portfolios to generate incremental earnings and cash flow. However, since all FFELP loans will eventually run off, a key objective of the Company is to reposition itself for the post-FFELP environment.
To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, and in November 2020 launched Nelnet Bank (as further discussed below). In addition, the Company has been servicing federally owned student loans for the Department since 2009.
Recent Developments
ALLO’s Recapitalization and Additional Funding
On October 1, 2020, the Company entered into various agreements with SDC Allo Holdings, LLC (“SDC”), a third party global digital infrastructure investor, and ALLO, then a majority owned communications subsidiary of the Company, to recapitalize and provide additional funding for ALLO. On October 15, 2020, ALLO received proceeds of $197.0 million from SDC for the issuance of membership units of ALLO, and redeemed $160.0 million of non-voting preferred membership units of ALLO held by the Company. As a result of the receipt of required regulatory approvals on December 21, 2020, SDC, the Company, and members of ALLO’s management own approximately 48 percent, 45 percent, and 7 percent, respectively, of the outstanding voting membership interests of ALLO, and the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Upon the deconsolidation of ALLO, the Company recorded its 45 percent voting membership interests in ALLO at fair value of $133.0 million, and accounts for such investment under the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units in ALLO at fair value of $228.5 million, and accounts for such investment as a separate equity investment. As a result of the deconsolidation of ALLO on December 21, 2020, the Company recognized a gain of $258.6 million in the fourth quarter of 2020.
On January 19, 2021, ALLO closed on certain private debt financing facilities from unrelated third-party lenders providing for an aggregate financing of up to $230.0 million. With proceeds from this transaction, ALLO redeemed a portion of its non-

voting preferred membership units held by the Company in exchange for an aggregate redemption price payment to the Company of $100.0 million.
See note 2 of the notes to consolidated financial statements included in this report for additional information related to the ALLO recapitalization. ALLO’s results of operations, prior to deconsolidation, are presented by the Company as a reportable operating segment.
Nelnet Bank
On November 2, 2020, the Company obtained final approval from the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance and for a bank charter from the Utah Department of Financial Institutions (“UDFI”) in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah. Nelnet Bank operates as a subsidiary of the Company, and the industrial bank charter allows the Company to maintain its other diversified business offerings.
Operating Segments
The Company’s reportable operating segments are summarized below. Business activities and operating segments that are not reportable are combined and included in "Corporate and Other Activities."
Loan Servicing and Systems (“LSS”)
•Referred to as Nelnet Diversified Services (“NDS”)
•Focuses on student and consumer loan origination services and servicing, loan origination and servicing-related technology solutions, and outsourcing business services
•Includes the brands Nelnet Diversified Solutions, Nelnet Loan Servicing, Nelnet Servicing, Great Lakes Educational Loan Services, Inc. (“Great Lakes”), Firstmark Services, GreatNet, and Nelnet Renewable Energy
Education Technology, Services, and Payment Processing (“ETS&PP”)
•Referred to as Nelnet Business Services (“NBS”)
•Includes the brands FACTS, Nelnet Campus Commerce, PaymentSpring, FACTS Education Solutions, Aware3, HigherSchool Instructional Services, Catholic Faith Technologies, CD2 Learning, and Nelnet International
•Services include tuition payment plans and billing, financial needs assessment services, online payment and refund processing, school information system software, payment technologies, and professional development and educational instruction services
Communications
•Includes the operations of ALLO prior to the deconsolidation of ALLO on December 21, 2020
•Focuses on providing fiber optic service directly to homes and businesses for internet, telephone, and television services
Asset Generation and Management (“AGM”)
•Also referred to as Nelnet Financial Services
•Includes the acquisition and management of student and other loan assets
Nelnet Bank
•Internet Utah-chartered industrial bank focused on the private education loan marketplace
A more detailed description of each of the Company's reportable operating segments and Corporate and Other Activities is provided below.
Loan Servicing and Systems
The primary service offerings of this operating segment include:
•Servicing federally-owned student loans for the Department
•Servicing FFELP loans
•Originating and servicing private education and consumer loans
•Backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services

•Customer acquisition, management services, and backup servicing for community solar developers
•Providing outsourced services including call center, processing, technology, and marketing services
As of December 31, 2020, the Company serviced $490.2 billion of loans for 15.2 million borrowers. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) - “Loan Servicing and Systems Operating Segment - Results of Operations - Student Loan Servicing Volumes” for additional information related to the Company's servicing volume.
Servicing federally-owned student loans for the Department
Nelnet Servicing, LLC (“Nelnet Servicing”), a subsidiary of the Company, and Great Lakes, acquired by the Company in February 2018, are two of the four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) that have student loan servicing contracts awarded by the Department in June 2009 to provide servicing for loans owned by the Department. The Department has also awarded contracts to four not-for-profit entities (“NFP”) to service loans owned by the Department. These loans include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. Under the servicing contracts, Nelnet Servicing and Great Lakes earn a monthly fee from the Department for each unique borrower who has loans owned by the Department and serviced by Nelnet Servicing or Great Lakes, respectively. The amount paid per each unique borrower is dependent on the status of the borrower (e.g., in school or in repayment). As of December 31, 2020, Nelnet Servicing was servicing $191.7 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $251.6 billion of student loans for 7.6 million borrowers under its contract. The Department is the Company's largest customer, representing 27 percent of the Company's revenue in 2020 and 66 percent of the LSS operating segment’s revenue.
The current servicing contracts with the Department are currently scheduled to expire on June 14, 2021, but provide the potential for an additional six-month extension at the Department’s discretion through December 14, 2021. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, provides that the Department may extend the period of performance for the servicing contracts scheduled to expire on December 14, 2021 for up to two additional years to December 14, 2023.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for certain NextGen components, including the NextGen Enhanced Processing Solution (“EPS”), which is for a technology servicing system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers, and the NextGen Business Processing Operations (“BPO”), which is for the back office and call center operational functions for servicing the Department's student loan customers.
On June 24, 2020, the Department awarded and signed contracts with five other companies in connection with the BPO solicitation. On July 10, 2020, the Department cancelled the solicitation for the EPS component. In the Department's description of its cancellation of the EPS solicitation component, the Department indicated that it continues to be committed to the goals and vision of NextGen, and that it would be introducing a new solicitation to continue the NextGen strategy in the future. On October 28, 2020, the Department issued a new federal loan servicing solicitation for an Interim Servicing Solution ("ISS"). ISS was a follow-on to the existing contracts, which would award a full system and servicing solution to two providers. Under ISS, the selected providers would have provided the technology platform to host the Department's student loan portfolio; customer service (including contact centers) and back-office processing; digital engagement layer including borrower-facing website and mobile-applications; intake, imaging, and fulfillment; and portfolio-level operations. As the companies awarded BPO contracts are onboarded, contact center and back-office operations would have shifted from the ISS contract to the BPO providers. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment shall provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance, and directed the suspension of awarding any ISS contract for at least 90 days. On January 9, 2021, the Department suspended the ISS solicitation. In the Department’s description of the suspension, it indicated that in consideration of the Consolidated Appropriations Act, 2021, the Government is reassessing its needs and will amend or cancel the subject solicitation in the future.
The Department currently allocates new loan volume among the TIVAS and NFP servicers based on the following performance metrics:
•Two metrics measure the satisfaction among separate customer groups, including borrowers (35 percent) and Department personnel who work with the servicers (5 percent).
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
Under the most recent publicly announced performance metrics measurements used by the Department for the quarterly periods January 1, 2020 through June 30, 2020, Great Lakes' and Nelnet Servicing's overall rankings among the then-current nine servicers for the Department at that time were first and tied for fifth, respectively. Based on these results, Great Lakes' and Nelnet Servicing's allocation of new student loan servicing volumes for the period September 1, 2020 through February 28, 2021 are 20 percent and 10 percent, respectively.
In October 2020, the Department communicated to its servicers that a not-for-profit servicer requested to end its contract with the Department. Effective October 23, 2020, the percent of allocated new student loan servicing volume that previously was awarded to this servicer will be split among the remaining servicers, resulting in Great Lakes' allocation to increase by two percent and each remaining servicer to obtain an additional one percent allocation.
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
The Company serviced FFELP loans on behalf of 124 third-party servicing customers as of December 31, 2020. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts, which essentially provide that as long as the applicable loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
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
The Company has invested and currently plans to continue to invest in modernizing key technologies and services to position its consumer loan servicing business for the long-term, expanding services to include personal loan products and other consumer installment assets. The Company is in the process of a complete modernization of its private education and consumer loan origination and repayment servicing systems. Improvements in systems will allow for diversified products to be both originated and serviced with state-of-the-art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is currently expected to be a growth area. In both backup servicing and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.
NDS serviced private education and consumer loans on behalf of 39 third-party servicing customers as of December 31, 2020.
The Company expects that private education loan servicing revenue will increase beginning in the first half of 2021 as a result of the Company being selected to service all of the approximately $10 billion portfolio of private education loans (representing approximately 475,000 borrowers) that Wells Fargo announced in December 2020 it had agreed to sell to investors.
Backup servicing for FFELP, private education, and consumer loans
NDS offers protection against unexpected business failure or any event that stretches a third party service provider’s resources beyond its capability to perform essential services through backup servicing. Backup servicing for loan asset owners, investors, financiers, and other stakeholders is a way to safeguard assets and mitigate financial risk, generally in conjunction with a structured long-term financing of the assets (like an asset-backed securitization).
NDS’s backup service provides a trigger response plan with pre-built system profiles that remain on standby, ready to be utilized if a contracted asset manager or service provider cannot perform its duties. The Company performs testing and maintenance against the loan transfer process each month with backup clients and certifies compliance. For a monthly fee, these arrangements require a 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer. NDS offers backup servicing for FFEL, private education, and consumer loan programs that leverages existing servicing systems and full service experience. NDS provides backup servicing arrangements to assist 17 entities for more than 5.6 million borrowers.
Providing student loan servicing software and other information technology products and services
NDS provides data center services, student loan servicing software for servicing private education and federal loans, guaranty servicing software, and consulting and professional services to support the technology platforms. These proprietary software systems are used internally by the Company and/or licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2020, 6.6 million borrowers were hosted on the Company's hosted servicing software solution platforms, including 4.0 million borrowers that were serviced by three of the four NFP servicers that have contracts to service loans for the Department and 2.3 million borrowers that were serviced by the Great Lakes’ former parent company in accordance with a contract that expired in January 2021.
Customer acquisition, management services, and backup servicing for community solar developers
NDS, under the brand Nelnet Renewable Energy, works with solar developers and financiers to provide marketing, sales, and customer engagement services to meet key milestones before solar projects are interconnected to the grid and provide the subsequent operational support for the term of the subscriber agreement, including addressing incoming inquiries, verifying eligibility, billing, payment processing, and reconciliation. The Company earns a one-time fee for subscriber acquisition and a recurring fee for subscriber management. Additionally, NDS provides backup servicing capabilities to solar developers and financiers, which provides assurances that projects will still be serviced in the event the primary servicer’s situation changes.
Providing outsourced services including call center, processing, technology, and marketing services
NDS provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels. Processing services include application processing and verification, payment processing, credit dispute, and account management services. NDS also outsources technology expertise and capacity to supplement development needs in organizations.
Competition
The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry. The principal competitor for existing and prospective FFELP and private education loan servicing business is Navient Corporation (“Navient”), which in 2018 entered into an agreement with First Data, now part of Fiserv, to provide technology solutions for servicing Navient's federal education loans in addition to the technology role they already played with respect to private education loans. Navient is the largest for-profit provider of servicing functions. In contrast to its competitors, the Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.
With the elimination of new loan originations under the FFEL Program, four TIVAS servicers, including Nelnet Servicing and Great Lakes, and four NFPs, are servicers of federally-owned loans. The two other TIVAS servicers are FedLoan Servicing (Pennsylvania Higher Education Assistance Agency (“PHEAA”)) and Navient. NDS currently licenses its hosted servicing software to three of the four NFP servicers.
NDS is one of the leaders in the development of servicing software for guaranty agencies, consumer and private education loan programs, the Federal Direct Loan Program, and FFELP student loans. Many student loan lenders and servicers utilize the Company's software either directly or indirectly. NDS believes the investments it has made to scale its systems and to create a secure infrastructure to support the Department's servicing volume and requirements increase its competitive advantage as a long-term partner in the loan servicing market.
Education Technology, Services, and Payment Processing
NBS provides services and technology to administrators, teachers, students, and families of K-12 schools and higher education institutions. The Company’s payment processing services and technologies also serve customers outside of education.
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
K-12
In the K-12 market, FACTS comprehensive set of solutions includes (i) financial management, (ii) school administration solutions, (iii) advancement, (iv) enrollment and communications; (v) professional development and educational instruction services, and (vi) innovative technology products that aid in teacher and student evaluations. The Company provides services for more than 11,000 K-12 schools and serves over 4 million students and families. The Company’s K-12 business generated $153.4 million in revenue for the year ended December 31, 2020.

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
The Company’s school administration solutions include FACTS Student Information System (“SIS”), Family App, and Parent Alert. FACTS SIS automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management. The Company’s information systems software is sold as a subscription service to schools. The Company also offers a streamlined, social, and fully integrated learning management system to enhance classroom instruction for both teachers and students. FACTS Family App provides families with mobile access to the information they need and Parent Alert allows for instant communication with families when needed. The Company offers the school information system to more than 50 countries globally through Nelnet International.
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
FACTS Education Solutions provides customized professional development services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advanced learning and professional development while helping private schools identify and attain equitable participation in federal education programs. FACTS Education Solutions also offers an innovative technology product that aids in both teacher and student evaluation. On December 31, 2020, the Company acquired HigherSchool Instructional Services, a services company that provides supplemental instructional services and educational professional development for approximately 50 K-12 schools in New York City. HigherSchool Instructional Services compliments and will integrate operationally with FACTS Education Solutions.
Higher Education
In the higher education market, the Company (known as Nelnet Campus Commerce) offers solutions including (i) tuition payment plans and (ii) payments technology and processing. The Company provides service for more than 1,200 colleges and universities worldwide and serves over 7 million students and families. The Company’s higher education business generated $126.0 million in revenue for the year ended December 31, 2020.
Higher education institutions contract with the Company to administer tuition payment plans that allow the student and family to make recurring payments on either a semester or annual basis. The Company earns tuition payment plan services revenue by collecting a fee from either the student or family to administer the plan. Additionally, the Company may earn revenue for payment processing fees when families make tuition payments.
The Company's payment technology solutions allow for electronic billing and payment of campus charges. Payment technologies includes cashiering for face-to-face transactions, campus-wide commerce management, and refunds management, among other activities. The Company earns revenue for e-billing, hosting and maintenance, credit card processing fees, and e-payment transaction fees, which are powered by the Company's secure payment processing systems. The Company also offers a product, CampusKey, which provides students with a mobile app to replace their plastic student ID card.
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
Non-education services
Under the brands PaymentSpring and Aware3, the Company has expanded its customer base to include both education and non-education customers. PaymentSpring offers technology and payment services including electronic transfer and credit card processing, reporting, billing and invoicing, mobile and virtual terminal solutions, and specialized integrations to business software. Aware3 is a mobile first technology focused on increasing engagement, online giving, and communication for church and not-for-profit customers. On December 31, 2020, the Company acquired CD2 LLC (“CD2”). CD2 has been operating since 2010 and includes two divisions, CD2 Learning, which is the brand for corporate sales, and Catholic Faith Technologies, which is the brand for churches, schools, and ministries. CD2 provides a platform technology solution that includes five features: learning management, collaboration/workflow, gamification, customer management/document storage, and employee boarding. The acquisition of CD2 further expands NBS’s non-education customer base. For the year ended December 31, 2020, the Company earned $6.2 million in revenue from its non-education services.
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
Communications
The Company provided communication services through ALLO, a former majority owned subsidiary, until a recapitalization and additional funding for ALLO resulted in a deconsolidation of ALLO from the Company’s consolidated financial statements on December 21, 2020. See “Recent Developments - ALLO Recapitalization and Additional Funding” above. The Company continues to hold a significant investment in ALLO. ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services, to business, governmental, and residential customers in Nebraska and Colorado, and specializes in high-speed internet and broadband services available through its all-fiber network. ALLO currently serves or has announced plans to serve 13 communities in Nebraska and two in Colorado. ALLO plans to continue to increase market share and revenue in its existing markets and is currently evaluating opportunities to expand to additional communities.
Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Loans consist of federally insured student loans (originated under the FFEL Program), private education loans, and consumer loans. Substantially all of AGM’s loan portfolio (97.8 percent as of December 31, 2020) is federally insured. As of December 31, 2020, AGM's loan portfolio was $19.6 billion. The Company generates a substantial portion of its earnings from the spread, referred to as the Company's loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis,” for further details related to the loan spread. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.
AGM's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97 percent to 100 percent. The Higher Education Act regulates every aspect of the federally insured student loan program, including certain communications with borrowers, loan originations, and default aversion. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. In the case of death, disability, or bankruptcy of the borrower, the guarantee covers 100 percent of the loan's principal and accrued interest. FFELP loans are guaranteed by state agencies or nonprofit companies designated as guarantors, with the Department providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program's soundness and accountability. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the Higher Education Act. When a borrower defaults on a FFELP loan, AGM submits a claim to the guarantor, who provides reimbursements of principal and accrued interest, subject to the applicable risk share percentage.
AGM’s portfolios of private education and consumer loans are subject to credit risk and defaults may increase above current levels based on numerous factors, including a decline in the economy or an increase in unemployment.
Origination and acquisition
The Reconciliation Act of 2010 discontinued originations of new FFELP loans, effective July 1, 2010.  However, the Company believes there may be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to exit or adjust their FFELP businesses. For example, the Company purchased a total of $1.3 billion of FFELP student loans from various third parties during 2020. However, since all FFELP loans will eventually pay off, a key objective of the Company over the last several years is to reposition itself for the post-FFELP environment. As such, the Company is actively expanding its private education and consumer loan portfolios.
During 2020, the Company purchased $152.0 million of private education loans and $137.0 million of consumer loans.
In December of 2020, Wells Fargo announced the sale of its approximately $10 billion portfolio of private education student loans representing approximately 475,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio and will begin servicing the portfolio following a series of loan transfers during the first half of 2021. In addition, the Company has entered into agreements to participate in a joint venture to acquire the portfolio. The Company expects to own approximately 8 percent of the interest in the loans and, dependent upon financing, currently expects to invest approximately $100 million as part of the acquisition. In addition, the Company will serve as the sponsor and administrator for loan securitizations on behalf of the purchaser group as the loans are securitized, and provide the required level of risk retention as the loans are permanently financed. This transaction is expected to close during the first half of 2021, with the securitizations occurring subsequent to closing.
AGM's competition for the purchase of FFELP, private education, and consumer loan portfolios includes banks, hedge funds, and other finance companies.
Interest rate risk management
Since the Company generates a significant portion of its earnings from its loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects on the Company's results of operations as a result of the changing interest rate environments are further outlined in the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" and in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.”
Nelnet Bank
As discussed under “Recent Developments - Nelnet Bank” above, Nelnet Bank launched operations on November 2, 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC. Nelnet Bank operates as an internet Utah chartered industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah. Currently, Nelnet Bank originates school refinance or consolidation loans, which are funded by deposits from custodians and commercial and institutional customers. Throughout Nelnet Bank’s three-year de novo period, Nelnet Bank plans to continue to launch products focused on helping students achieve their dreams, with the origination of in-school student loans and expansion of deposit products to consumers over the next year. As of December 31, 2020, Nelnet Bank had $17.5 million in private education loans.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:

•The operating results of Whitetail Rock Capital Management, LLC (“WRCM”), the Company's SEC-registered investment advisor subsidiary
•Income earned on certain investment activities, including renewable energy (solar) and real estate
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.
Whitetail Rock Capital Management, LLC
As of December 31, 2020, WRCM, the Company's SEC-registered investment advisor subsidiary, had $1.87 billion in assets under management for third-party customers, consisting of student loan asset-backed securities and Nelnet stock. WRCM earns annual management fees of 25 basis points for asset-backed securities under management and up to 50 percent of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. WRCM earns annual management fees of five basis points for Nelnet stock under management. During 2020, WRCM earned $3.6 million in management fees and generated $7.2 million in performance fees. The Company currently anticipates that assets under management will decrease from current levels and that opportunities to earn meaningful performance fees in future periods will be more limited.
Solar, real estate, and other investments
The Company makes investments to further diversify itself both within and outside of its historical core education-related businesses, including investments in renewable energy resources (solar projects), real estate, and early-stage and emerging growth companies. The Company’s investments in certain tax-advantaged projects promoting renewable energy resources (solar projects) are designed to generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, over specified time periods. The solar projects are currently forecasted to generate more than 214 megawatts of power each year. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company is headquartered. These investments include projects for the development of properties in Lincoln’s east downtown Telegraph District, where a new facility for the Company’s student loan servicing operations is located, and projects in Lincoln’s Haymarket District, including the new headquarters of Hudl, an online video analysis and coaching tools software company for athletes of all levels. The Company is also a tenant at Hudl's headquarters. David S. Graff, a member of the Company’s board of directors, is a co-founder, the chief executive officer, and a director of Hudl. In addition, the Company has a total equity investment in Hudl of $128.6 million.
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

•The Equal Credit Opportunity Act (“ECOA”) and Regulation B, which prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit
•The Servicemembers Civil Relief Act (“SCRA”), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability
•The Military Lending Act (“MLA”), which protects active duty members of the military, their spouses, and their dependents from certain lending practices
•The Electronic Funds Transfer Act (“EFTA”) and Regulation E, which protect individual consumers engaged in electronic fund transfers (“EFTs”)
•The Gramm-Leach-Bliley Act (“GLBA”) and Regulation P, which govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices
•The General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation which places specific requirements on businesses that collect and process personal data of individuals residing in the EU, and provides for significant fines and other penalties for non-compliance
•The California Consumer Privacy Act (“CCPA”), which enhances the privacy rights and consumer protection for residents of California
•The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides temporary relief measures currently in place through September 30, 2021 for federal student loans held by the Department, during the COVID-19 pandemic
•Laws prohibiting unfair, deceptive, or abusive acts or practices (“UDAAP”)
•Various laws, regulations, and standards that govern government contractors
As a student loan servicer for the federal government and for financial institutions, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act (“HEA”) and related laws, rules, regulations, and policies. The HEA regulates every aspect of the federally insured student loan program. Failure to comply with the HEA could result in fines, the loss of the insurance and related federal guarantees on affected FFELP loans, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims. The Company has designed its servicing operations to comply with the HEA, and it regularly monitors the Company's operations to maintain compliance. While the HEA is required to be reviewed and reauthorized by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the HEA each year since 2013 while Congress works on the next reauthorization. The Company continuously monitors for potential changes to HEA and evaluates possible impacts to its business operations.
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
As a third-party service provider to financial institutions, the Company is subject to periodic examination by the Federal Financial Institutions Examination Council (“FFIEC”). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks, the FDIC, and the CFPB, and to make recommendations to promote uniformity in the supervision of financial institutions.
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
Asset Generation and Management
The Dodd-Frank Act created a comprehensive regulatory framework for derivatives transactions, with regulatory authority allocated among the Commodity Futures Trading Commission (“CFTC”), other prudential regulators, and the SEC. This framework, among other things, subjects certain swap participants to capital and margin requirements, recordkeeping, and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. Even where a securitization trust qualifies for an exemption, many of the Company's derivative counterparties are subject to capital, margin, and business conduct requirements and therefore the Company may be impacted. Where securitization trusts do not qualify for an exemption, the Company may be unable to enter into new swaps to hedge interest rate risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate, or otherwise materially modify existing swap contracts could result in a downgrade of outstanding asset-backed securities. As a result, the Company's business, ability to access the capital markets for financing, and costs may be impacted by these regulations.
Nelnet Bank
Nelnet Bank, chartered in November 2020, is a Utah Industrial Bank that is regulated by the FDIC and the UDFI.
Nelnet Bank, which originates private education loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. In addition to having to comply with the majority of laws and regulations addressed in the Loan Servicing and Systems section, there are additional laws and regulations that Nelnet Bank must comply with. Some of the more significant laws and regulations applicable to Nelnet Bank include:
•Regulation W and Federal Reserve Act Sections 23A and 23B - Designed to prevent losses to a bank resulting from affiliate engagement and transfer of a bank’s federal deposit insurance safety net to an affiliate
•Community Reinvestment Act - Encourages depository institutions to help meet the credit needs of the communities in which they operate
•Federal Trade Commission (“FTC”) Act - Prevents unfair or deceptive acts or practices (UDAP) and ensures consumer privacy (including the Telephone Sales Rule, FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising, and FTC Policy Statement Regarding Advertising Substantiation)
•Regulation O - Places limits and conditions on credit extensions that a bank can offer to its executive officers, principal shareholders, directors, and related interests
•Right to Financial Privacy Act - Establishes specific procedures that government authorities must follow when requesting a customer’s financial records from a bank or other financial institution
Regulation D, the Truth in Savings Act (reserve requirements), and Regulation DD (disclosure of deposit terms to customers) will be applicable to Nelnet Bank once consumer deposit products are launched, which is tentatively scheduled for the fourth quarter of 2021.
Corporate
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer and requiring the safeguarding of nonpublic personal information. For example, in the United States, the Company and its financial institution clients are, respectively, subject to the FTC’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables customers to opt out of the Company’s ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. Data privacy and data protection are areas of increasing state legislative focus. For example, the CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. In addition, the California Privacy Rights and Enforcement Act of 2020, which amends and expands upon the CCPA, will become effective on January 1, 2023. Further, similar laws may be adopted by other states where the Company does business. The federal government may also pass data privacy or data protection legislation. In addition, in the EU, privacy law is now governed by the GDPR, which is directly binding and applicable for each EU member state from May 25, 2018. The GDPR contains enhanced compliance obligations and increased penalties for non-compliance compared to the prior law governing data privacy in the EU.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2020, the Company had 64 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. In order to protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations where the Company believes its claims may be infringed upon. The Company owns many copyright protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.
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
Human Capital Resources
The Company’s employees (referred to by the Company as associates) are critical to its success, and the executive team puts significant focus on human capital resources. In addition, the executive team regularly updates the Company’s board of directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:
Headcount data
Total associate headcount by reportable segment as of December 31, 2020 follows:

	Number	Percent of total
NDS	4,314	69.6%
NBS	1,195	19.3
Nelnet Bank	16	0.3
AGM	11	0.2
Corporate and other	663	10.6
	6,199	100.0%

None of the Company’s associates are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its associates, and the Company believes that relations with its associates are good.

Employee recruitment, engagement, and retention
The Company works diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of its businesses, and has established relationships with trade schools, universities, professional associations, and industry groups to proactively attract talent. In 2020, the Company hired approximately 1,900 new associates.
In 2020, the Company conducted an associate engagement survey using a leading outside firm that specializes in employee engagement. Ninety-four percent of the Company’s associates participated in the survey, 14 points above the survey provider’s industry benchmark. There were many questions, but the overarching goal of the survey was to determine overall associate engagement through understanding how associates feel about working for the Company and if associates would recommend the Company as a great place to work. The results of that survey were an overall engagement score of 79 out of 100, which was 5 points above the survey provider’s industry benchmark. The Company’s management team has collected all the feedback, and is focusing on making associate-suggested changes to become an even better place to work.
The Company believes its positive associate engagement has resulted in higher levels of associate retention. For 2020, associate voluntary turnover was approximately 20 percent, an 8 percentage point decrease from 2019. The average associate has over 6 years of service.
Diversity and inclusion
The Company embraces diversity among its associates, including their unique backgrounds, experiences, and talents, and the Company strives to cultivate a culture and vision that supports and enhances its ability to recruit, develop, and retain diverse talent at every level. The Company demonstrates its commitment to diversity, equity, and inclusion at the highest levels of the Company. An equal number of the Company’s independent directors are women and men.
As of December 31, 2020, the Company’s workforce was approximately 57 percent women. People of color, as defined by the U.S. Equal Employment Opportunity Commission's EEO-1 race and ethnicity categories for the U.S., represented approximately 20 percent of the Company’s workforce (based on associate self-identification). The Company is making progress in the number of women and people of color working in leadership positions (defined by the Company as an associate with one or more direct report) across the organization. As of December 31, 2020, women and people of color held 50 percent and 8 percent of leadership positions in the Company, respectively. The Company has acknowledged that people of color are underrepresented in leadership positions at Nelnet, and is committed to have its workforce reflect the diversity in its communities.
As part of its diversity and inclusion focus in 2020, the Company made an unwavering commitment to Black lives matter and to stand in support of all people of color and be a part of the long-term solution to systemic racism and inequality in the world. Accordingly, the Company deepened its support of organizations advancing racial and socioeconomic equality and social justice, and in 2020 the Company created the Service, Not Silence fundraising and volunteer campaign. Through this fundraiser, associates could donate to local and national organizations advancing these issues, with donations matched by the Nelnet Foundation 3:1. The campaign raised over $1 million. The Company also revised its scholarship program for the children of Nelnet associates to better recognize minority and low-income students.
To further Nelnet’s objective of creating an inspiring work environment and furthering associate development, the Company developed and launched the Nelnet Diversity, Equity, and Inclusion Council (the “Council”), sponsored by the Chief Executive Officer and the Executive Director of People Services. This Council of 25 members represents locations, functions, and business segments across the entire Company. Its top priorities include:
•Implementing a comprehensive diversity and inclusion learning and development plan to build awareness and drive inclusive behaviors;
•Developing the Company’s diversity pipeline through recruiting, hiring, developing, mentoring, and retaining diverse top talent; and
•Promoting a work environment that enables associates to feel safe to express their ideas and perspectives and feel they belong.
During 2020, the Council partnered with Nelnet University to launch a robust mentoring program. The program is available to all associates, prioritizing mentorships for associates from underrepresented racial and ethnic groups. Associates participating in this program are partnered with tenured Nelnet leaders for guidance, support, and coaching. The Council has also provided training sessions for all associates on cultural competence and unconscious bias. In addition, the Company has changed new hire recruiting methods and strategies to increase pools of minority, women, veteran, and disabled candidates, and has created other programs to increase diversity throughout the Company focused on race and gender.
Talent, development, and training
The Company’s talent strategy is focused on attracting the best talent from a diverse range of sources, recognizing and rewarding their performance, and continually developing, engaging, and retaining them.
The Company is committed to the continued development of its people. Strategic talent reviews and succession planning occur on a planned cadence annually across all business areas. The executive team convenes meetings with senior leadership and the board of directors to review top enterprise talent. The Company continues to provide opportunities for associates to grow their careers internally, with over half of open management positions filled internally during 2020.
The Company provides a variety of professional, technical, and leadership training courses to help its associates grow in their current roles and build new skills. The Company emphasizes individual development planning as part of its annual goal setting process, and offers mentoring programs, along with change management and project management upskilling opportunities. The Company has leadership development resources for all leaders across the organization and continues to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow.
Training is provided in a number of formats to accommodate the learner’s style, location, and technological knowledge and access, including instructor-led courses and hundreds of online courses in the Company’s learning management system. The Company also offers tuition assistance to associates for degree programs, non-degree seeking individual classes, or certificate programs that are related to areas of business at Nelnet. During 2020, the Company paid over $400,000 in tuition assistance for its associates.
Competitive pay, benefits, wellness, and safety
The general compensation philosophy of the Company, as an organization that values the long-term success of its shareholders, customers, and associates, is that the Company will pay fair, competitive, and equitable compensation that is designed to encourage focus on the long-term performance objectives of the Company and is differentiated based on both the individual’s performance and the performance of their respective business segment. In carrying out this philosophy, the Company structures its overall compensation framework with the general objectives of encouraging ownership, savings, wellness, productivity, and innovation. In addition, total compensation is intended to be market competitive compared to select industry surveys, internally consistent, and aligned with the philosophy of a performance-based organization. The Company provides a comprehensive benefits package, opportunities for retirement savings, and a robust wellness program. The holistic wellness program focuses on four pillars: personal, professional, physical, and financial well-being.
In response to the COVID-19 pandemic, the Company has implemented and continues to implement safety measures in all its facilities. The Company has implemented adjustments to its operations designed to keep associates safe and comply with federal and local guidelines, including those regarding social distancing. As of March 2020, the majority of associates were working and continue to work from home.
Culture, values, and ethics
The Company believes acting ethically and responsibly is the right thing to do, and embraces core values of open, honest communication in work environments. The Company also believes that it must do its part to improve the world for current and future generations, and as part of this philosophy the Company contributes time, talent, and resources to strengthen the communities where the Company does business. The Company’s associates participate in many initiatives focused on supporting their communities both financially and with their time.
Ethics are deeply embedded in the Company’s values and business processes. The Company has a Code of Ethics and Conduct that all associates are required to read and acknowledge. The Company regularly re-enforces its commitment to ethics and integrity in associate communications, in its everyday actions, and in processes and controls. As a part of the Company’s on-going efforts to ensure its associates conduct business with the highest levels of ethics and integrity, the Company has compliance training programs. The Company also maintains an Ask Ethics email through which associates can raise concerns they may have about business behavior they do not feel comfortable discussing personally with managers or human resources personnel. In addition, the Company maintains a separate anonymous portal for any associate concerns about the Company's financial reporting, internal controls, and related matters.

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
ITEM 1A.  RISK FACTORS
We operate our businesses in a highly competitive and regulated environment. We are subject to risks including, but not limited to, strategic, market, liquidity, credit, regulatory, technology, operational, security, and other business risks such as reputation damage related to negative publicity and dependencies on key personnel, customers, vendors, and systems. This section discusses material risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in us. Although this section attempts to highlight key risk factors, other risks may emerge at any time and we cannot predict all risks or estimate the extent to which they may affect us. These risk factors should be read in conjunction with the other information included in this report.
Loan Portfolio
Our loan portfolio is subject to certain risks related to interest rates, and the derivatives we use to manage interest rate risks, prepayment risk, and credit risk, each of which could reduce the expected cash flows and earnings on our portfolio.
Interest rate risk - basis and repricing risk
We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our loan assets do not always match the interest rate characteristics of the funding for those assets.
We fund the majority of our FFELP student loan assets with one-month or three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on our FFELP student loan assets is indexed to one-month LIBOR, three-month commercial paper, and Treasury bill rates. The differing interest rate characteristics of our loan assets versus the liabilities funding these assets result in basis risk, which impacts the excess spread earned on our loans. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our variable student loan spread to compress, while in a rising interest rate environment, it may cause the variable spread to increase.
As of December 31, 2020, we had $17.8 billion, $0.7 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $6.5 billion of debt indexed to three-month LIBOR, which resets quarterly, and $10.7 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, the indices' historically high level of correlation may be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected to a material extent.
We have entered into basis swaps to hedge our basis and repricing risk, under which we receive three-month LIBOR set discretely in advance and pay one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

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
For the year ended December 31, 2020, we earned $116.8 million of fixed rate floor income, which reflects $6.7 million of net settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.
Interest rate risk - use of derivatives
We utilize derivative instruments to manage interest rate sensitivity. See note 6 of the notes to the consolidated financial statements included in this report for additional information on derivatives used by us to manage interest rate risk. Our derivative instruments are intended as economic hedges but do not qualify for hedge accounting; consequently, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our operating results. Changes or shifts in the forward yield curve can and have significantly impacted the valuation of our derivatives. Accordingly, changes or shifts in the forward yield curve will impact our results of operations.
Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. Because many of our derivatives are not balance guaranteed to a particular pool of student loans and we may not elect to fully hedge our risk on a notional and/or duration basis, we are subject to the risk of being under or over hedged, which could result in material losses. In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.
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
Interest rate movements have an impact on the amount of payments we are required to settle with our clearinghouse on a daily basis. We attempt to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. However, if interest rates move materially and negatively impact the fair value of our derivative portfolio, the replacement of LIBOR as a benchmark rate as discussed below has significant adverse impacts on our derivatives, or if we enter into additional derivatives in which the fair value of such derivatives becomes negative, we could be required to pay a significant amount of variation margin to our clearinghouse. These payments, if significant, could negatively impact our liquidity and capital resources.
Based on our interest rate swaps outstanding as of December 31, 2020, if the forward interest rate curve was 50 basis points lower for the remaining duration of these derivatives, we would have been required to pay approximately $64.4 million in additional variation margin. In addition, if the forward basis curve between one-month and three-month LIBOR experienced a ten basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay one-month LIBOR and receive three-month LIBOR), we would have been required to pay approximately $19.1 million in additional variation margin.
In addition, some of our variable rate debt is floored at zero percent, while the floating side of our fixed rate derivatives hedging the debt are not floored. If one-month LIBOR were to fall below zero percent, we may experience losses. The scope of these losses would depend on three factors - the notional amount of the fixed rate derivative portfolio, the extent to which one-month LIBOR is below zero percent, and the amount of time it remained there.
Interest rate risk - replacement of LIBOR as a benchmark rate
The London Interbank Offered Rate (“LIBOR”) is a widely accepted interest rate benchmark referenced in financial contracts globally and is used to determine interest rates on commercial and consumer loans, bonds, derivatives, and numerous other financial instruments. As of December 31, 2020, the interest earned on a principal amount of $17.8 billion in our FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $17.1 billion of our FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of our derivative financial instrument transactions used to manage interest rate risks are indexed to LIBOR.
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
Legislative and executive action risk exists as Congress and the President evaluate economic stimulus packages and proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could further increase prepayments and reduce interest income, and could also reduce servicing fees. Future laws, executive actions, or other policy statements may encourage or force consolidation, create additional income-based repayment or debt forgiveness programs, create broad debt cancellation programs, or establish other policies and programs that impact prepayments on education loans. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio. Some variability in prepayment levels is expected, although extraordinary or extended increases in prepayment rates could have a materially adverse effect on our revenues, cash flows, profitability, and business outlook, and, as a result, could materially, adversely affect our business, financial condition, and results of operations.
We cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress, or the federal government may take.
Credit risk
Future losses due to defaults on loans held by us present credit risk which could adversely affect our earnings. Our estimated allowance for loan losses is based on periodic evaluations of the credit risk in our loan portfolios, including the consideration of the following factors (as applicable), for each of our loan portfolios: loans in repayment versus those in nonpaying status; delinquency status; type of private education or consumer loan program; trends in defaults in the portfolio based on internal and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes to federal student loan programs; current macroeconomic factors, including unemployment rates, gross domestic product, and consumer price index; and other relevant qualitative factors.
The vast majority (97.8 percent) of our student loan portfolio is federally guaranteed. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Federally insured student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest. Our private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. We are actively expanding our acquisition of private education and consumer loan portfolios, which increases our exposure to credit risk.
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses, which utilizes an “expected loss” model for recognizing credit losses referred to as the Current Expected Credit Loss (“CECL”) model. This differs significantly from the “incurred loss” model (the model used by us to recognize credit losses for all periods prior to January 1, 2020), which delayed recognition until it was probable a loss had been incurred, and the adoption of the CECL model on January 1, 2020 resulted in an increase to our allowance for loan losses of $91.0 million. See note 3 of the notes to consolidated financial statements included in this report for further details on the impact on our consolidated financial statements from the adoption of the CECL accounting standard.
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

Our loan portfolio and other assets and operations could suffer adverse consequences to the extent that natural disasters, widespread health crises similar to the COVID-19 pandemic discussed further below, terrorist activities, or international hostilities affect the financial markets or the economy in general or in any particular region.
Natural disasters, widespread health crises similar to the COVID-19 pandemic discussed further below, terrorist activities, or international hostilities affecting the financial markets or the economy in general or in any particular region could lead, for example, to an increase in loan delinquencies, borrower bankruptcies, or defaults that could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses, as well as have adverse effects on our other assets and business operations. Our ability to mitigate the adverse consequences of these occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of natural disasters, widespread health crises, terrorist activities, or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon, but have no control over. Additionally, the force and frequency of natural disasters are increasing as the climate changes.
Liquidity and Funding
The current maturities of our loan warehouse financing facilities do not match the maturities of the related funded loans, and we may not be able to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration.
The majority of our portfolio of student loans is funded through asset-backed securitizations that are structured to substantially match the maturities of the funded assets, and there are minimal liquidity issues related to these facilities. We also have loans funded in shorter term warehouse facilities. The current maturities of the warehouse facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration.
We have two FFELP warehouse facilities as described in note 5 of the notes to consolidated financial statements included in this report. The FFELP warehouse facilities have revolving financing structures supported by liquidity provisions, which expire on February 26, 2021 and in May 2021, respectively. In the event we are unable to renew the liquidity provisions for a facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by the final maturity dates in February 2023 and May 2022, respectively. The FFELP warehouse facilities also contain financial covenants relating to levels of our consolidated net worth, ratio of recourse indebtedness to adjusted EBITDA, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities. As of December 31, 2020, $252.2 million was outstanding under the FFELP warehouse facilities and $21.2 million was advanced as equity support.
We also have a consumer loan warehouse facility that has an aggregate maximum financing amount available of $100.0 million, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of December 31, 2020, $25.8 million was outstanding and $11.5 million was advanced as equity support under this warehouse facility. In addition, we have a private education loan warehouse facility that has an aggregate maximum financing amount available of $175.0 million, liquidity provisions through February 13, 2022, and a final maturity date of February 13, 2023. As of December 31, 2020, $150.4 million was outstanding and $16.4 million was advanced as equity support under this warehouse facility.
If we are unable to obtain cost-effective funding alternatives for the loans in the warehouse facilities prior to the facilities' maturities, our cost of funds could increase, adversely affecting our results of operations. If we cannot find funding alternatives, we would lose our collateral, including the loan assets and cash advances, related to these facilities.
Operations
Risks associated with our operations, as further discussed below, include those related to the importance of maintaining scale by retaining existing customers and attracting new business opportunities, our information technology systems and potential security and privacy breaches, and our ability to manage performance related to regulatory requirements.
Our largest fee-based customer, the Department of Education, represented 27 percent of our revenue in 2020. Failure to extend the Department contracts or obtain new Department contracts in the Department's NextGen or ISS procurement processes, our inability to consistently surpass competitor performance metrics, or unfavorable contract modifications or interpretations, could significantly lower servicing revenue and hinder future service opportunities.
Our subsidiaries Nelnet Servicing, LLC (“Nelnet Servicing”) and Great Lakes Educational Loan Services, Inc. (“Great Lakes”) are two of four large private sector companies that have student loan servicing contracts awarded by the Department in June

2009 to provide additional servicing capacity for loans owned by the Department. The Department also contracts with four not-for-profit entities to service student loans. As of December 31, 2020, Nelnet Servicing was servicing $191.7 billion of student loans for 5.6 million borrowers under its contract, and Great Lakes was servicing $251.6 billion of student loans for 7.6 million borrowers under its contract. For the year ended December 31, 2020, we recognized $326.7 million in revenue from the Department under these contracts, which represented 27 percent of our revenue.
The current servicing contracts with the Department are currently scheduled to expire on June 14, 2021, but provide the potential for an additional six-month extension at the Department’s discretion through December 14, 2021. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, provides that the Department may extend the period of performance for the servicing contracts scheduled to expire on December 14, 2021 for up to two additional years to December 14, 2023.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. The Department has also issued a new federal loan servicing solicitation for an Interim Servicing Solution ("ISS"), which solicitation is currently suspended. For additional information on the NextGen and ISS procurement processes, see Part I, Item 1, “Loan Servicing and Systems - Servicing federally-owned student loans for the Department.”
In the event that our servicing contracts are not extended beyond the current expiration date or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks to us and uncertainties regarding the current Department contracts and potential future Department contracts, including the uncertain nature of the Department's awards of new NextGen contracts to other service providers and the pending and uncertain nature of other components of the NextGen contract procurement process and the ISS contract procurement process, which could be subject to potential delays, cancellations, or material changes to the structure of the contract procurement process; the possibility that new contract awards and evaluations of proposals may be challenged by various interested parties and may not be finalized or implemented for an extended period of time or at all; risks that we may not be successful in obtaining any new contracts with the Department; and risks and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the timing, nature, or ultimate outcome of the Department's NextGen contract procurement process or the ISS solicitation.
New loan volume is currently allocated among the eight servicers based on certain performance metrics established by the Department and compared among all loan servicers in this group. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics.
In the event the current or any future Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, loan servicing revenue could decrease significantly, performance penalties could be assessed, and/or operating costs to perform the contracts could increase significantly.
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
The COVID-19 pandemic has adversely impacted our results of operations, and is expected to continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows.
The COVID-19 pandemic has caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates, and extreme volatility in the U.S. and world markets. These effects have adversely impacted our results of operations and, if these effects result in sustained economic stress or recession, they could have a material adverse impact on us in a number of ways.
COVID-19 has materially disrupted business operations, resulting in significantly higher levels of unemployment or underemployment. As a result, many individual student and consumer borrowers have experienced financial hardship, making it difficult, if not impossible, to meet loan payment obligations without temporary assistance, and we expect that more borrowers will be similarly affected the longer the COVID-19 pandemic continues. We are monitoring key metrics of financial hardship, including changes in weekly unemployment claims, enrollment in auto-debit payments, requests for new forbearances, enrollment in hardship payment plans, and early delinquency metrics.
We consider the characteristics of our loan portfolios and their expected behavior in forecasted economic scenarios. We update our evaluation of current and forecasted economic conditions each reporting period and adjust our allowance for loan losses as appropriate. If future economic conditions as a result of COVID-19 are significantly worse than what was assumed as a part of these assessments, specifically related to the severity and length of the downturn and the timing and extent of subsequent recovery, it could result in additional allowance for loan losses and impairment charges being recorded in future periods.
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
The majority of our employees continue to work from home. We have never had to run our operations to such extent remotely for an extended period of time, and it is possible we will encounter challenges to running our businesses. For example, COVID-19 has presented potential risks to staffing, such as stress on our workforce as a result of homeschooling, caring for themselves and loved ones, and potential burnout, and it is possible that key employees or a significant number of employees may be affected by the virus. In addition, our operations rely on the efficient and secure collection, processing, storage, and transmission of personal, confidential, and other information in a significant number of customer transactions on a continuous basis through our computer systems and networks and those of our third-party service providers. Unanticipated issues arising from handling personal, confidential, and other information in a work-from-home environment could lead to greater risks for us, including cybersecurity and privacy risks.
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
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, federal student loan payments and interest accruals were suspended on all loans owned by the Department. The benefits of the law were applied retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19, and these federal student loan borrower relief provisions have been extended through September 30, 2021. Beginning March 13, 2020, we received less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. As a result of the extension of these CARES Act provisions through September 30, 2021, we currently anticipate Department servicing revenue will be lower in 2021 from recent historical periods due to the lower rates. In addition, revenue from the Department for originating consolidation loans was adversely impacted as a result of borrowers receiving relief on their existing loans, thus not initiating a consolidation. We currently anticipate this revenue will continue to be negatively impacted while student loan payments and interest accruals are suspended.
During 2020, FFELP, private education, and consumer loan servicing revenue was adversely impacted by the COVID-19 pandemic, due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing. In addition, origination fee revenue was negatively impacted as borrowers are less likely to refinance their loans when they are receiving certain relief measures from their current lender. We currently anticipate this trend will continue in future periods that are impacted by the COVID-19 pandemic, with the magnitude based on the extent to which existing or additional borrower relief policies and activities are implemented or extended by servicing customers. For additional information on the impacts of COVID-19 on our results of operations, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Impacts of COVID-19 Pandemic.”
If new legislative or regulatory student loan borrower relief measures similar to such provisions of the CARES Act were to become effective, the levels and timing of future servicing revenues could continue to be impacted in a similar manner through the extended period of time that such provisions or measures are in effect.
Although the CARES Act does not apply to our FFELP, private education, or consumer loans, several states have announced various initiatives to suspend payment obligations for private education loan borrowers in those states, and we continue to support these initiatives and our FFELP, private education, and consumer loan borrowers. Due to uncertainties regarding, among other things, the duration of the COVID-19 pandemic and any new legislation, regulations, guidance, or widely accepted practices with respect to relief to loan borrowers, we are not able to estimate the ultimate impact that debt relief measures will have on our results of operations.
The CARES Act and other COVID-19-related borrower relief measures have resulted in, and may continue to result in, certain processing and other changes within our loan servicing operations, including the processing of automatic forbearances, special payment instructions, and special credit reporting. Such changes involve additional regulatory and other complexities, uncertainties, and matters of interpretation, and have resulted in litigation. In addition, such COVID-19 regulatory measures and associated operational changes increase the risk that noncompliance with applicable laws, regulations, and Consumer Financial Protection Bureau guidance could result in penalties, litigation, reputation damage, and a loss of customers.
Legislative risk exists as Congress evaluates additional COVID-19 related economic stimulus packages. If the federal government initiates additional loan forgiveness, other repayment options or plans, or consolidation loan programs, such initiatives could increase prepayments and reduce interest income, and could also reduce servicing fees.
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
The extent to which the COVID-19 pandemic impacts our businesses, results of operations, financial condition, and/or cash flows will depend on future developments, which are highly uncertain and largely beyond our control, including, among others: the scope, severity, and duration of the pandemic; the number of our employees, borrowers, customers, and vendors adversely affected by the pandemic; the impact of the pandemic on schools, student enrollment, and the need for student and consumer loans; the broader public health and economic dislocations resulting from the pandemic; the actions taken by governmental authorities to limit the public health, financial, and economic impacts of the pandemic; any further legislative or regulatory changes that suspend or reduce payments or cancel or discharge obligations for student or consumer loan borrowers; any reputational damage related to the broader reception and perception of our response to the pandemic; and the impact of the pandemic on local, U.S., and world economies. However, as with many other businesses, the impact of the COVID-19 pandemic, or any other pandemic, on our businesses could be material and adverse. To the extent that the COVID-19 pandemic continues to adversely affect the U.S. and world economies and/or adversely affects our businesses, results of operations, financial condition, and/or cash flows, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in this report.
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
Operating system and infrastructure risks continue to increase in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to support and process customer transactions, the increased number and complexity of transactions being processed, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, nation state threat actors, and other external parties. In addition, to access our services and products, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems.
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
Our operations rely on the secure processing, storage and transmission of personal, confidential and other sensitive information in our information technology systems, including customer, personnel, and vendor data. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our systems, software and networks and to protect the confidentiality, integrity and availability of information belonging to us and our customers, we experience increasingly numerous and more sophisticated attacks on our systems, and our cybersecurity measures may not be entirely effective.
We may not be able to anticipate or to implement effective preventive measures against all types of potential security breaches, because the techniques used change frequently, generally increase in sophistication, often are not recognized until launched, sometimes go undetected even when successful, and result in cybersecurity attacks originating from a wide variety of sources, including organized crime, hackers, terrorists, activists, hostile foreign governments, and other external parties. Those parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information to gain access to our data or that of our customers, such as through “phishing” schemes. These risks may increase in the future as we continue to increase our mobile and internet-based product offerings and expand our internal usage of web-based products and applications. In addition, our customers often use their own devices, such as computers, smart phones, and tablet computers, to make payments and manage their accounts. We have limited ability to assure the safety and security of our customers’ transactions to the extent they are using their own devices, which could be subject to similar threats. A penetration or circumvention of our information security systems, or the intentional or unintentional disclosure, alteration or destruction by an authorized user of confidential information necessary for our operations, could result in serious negative consequences for us. These consequences may include violations of applicable privacy and other laws; financial loss to us or to our customers; loss of confidence in our cybersecurity measures; customer dissatisfaction; significant litigation exposure; regulatory fines, penalties or intervention; reimbursement or other compensatory costs; additional compliance costs; significant disruption of our business operations; and harm to our reputation. Although to date we have not experienced a material loss relating to information security breaches, there can be no assurance that we will not suffer such losses in the future or that there is not a current threat that remains undetected at this time.
In addition, we routinely transmit, receive, and process large volumes of personal, confidential and proprietary information through third parties. Although we work to ensure that third parties with which we do business maintain information security systems and processes, those measures may not be entirely effective, and an information security breach of a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively. An interception, misuse or mishandling of personal, confidential or proprietary information being processed, sent to or received from a third party could result in material adverse legal liability, regulatory actions, disruptions, and reputational harm with respect to our businesses.

We must adapt to rapid technological change. If we are unable to take advantage of technological developments or our software products experience quality problems and development delays, we may experience a decline in the demand for our products and services.
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
Our products and services are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected bugs or other defects that interfere with its intended operation. Quality problems with our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, or exposure to liability claims.
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
Our third-party service providers may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, cyberattacks, telecommunications failures, acts of terrorism, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit or delay operations. If a third-party service provider experiences an outage, or our services are disrupted, we may temporarily lose the ability to conduct certain business activities, which could impact our ability to serve our customers and meet our contractual, legal or regulatory compliance obligations. Our businesses would also be harmed if our customers and potential customers believe our services are unreliable. Even though we have selected the third parties with which we do business carefully and have disaster recovery and business continuity arrangements, our services could be interrupted. Some of our third-party service providers may engage vendors of their own as they provide services or technology solutions for our operations, which introduces the same risks that these “fourth parties” could be the source of operational failures.
Third parties that facilitate our business activities, including exchanges, clearinghouses, payment networks, or financial intermediaries, could also be sources of operational risks to our businesses, including with respect to breakdowns or failures of their systems, misconduct by their employees, or cyberattacks that could affect their ability to deliver a product or service to us or result in the loss or compromise of our information or the information of our customers. Our ability to implement backup systems or other safeguards with respect to third-party systems is limited. Furthermore, an attack on, or failure of, a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively.
We must satisfy certain requirements necessary to maintain the federal guarantees of our federally insured loans and the federally insured loans that we service for third parties, and we may incur penalties or lose our guarantees if we fail to meet these requirements.
As of December 31, 2020, we serviced $30.8 billion of FFELP loans that maintained a federal guarantee, of which $16.3 billion and $14.5 billion were owned by us and third-party entities, respectively. We must meet various requirements in order to maintain the federal guarantee on federally insured loans, which is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If we misinterpret Department guidance, or incorrectly apply the Higher Education Act, the Department could determine that we are not in compliance. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guarantee. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. However, not all deficiencies can be cured.

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
Failure to comply with federal and guarantor regulations may result in fines, penalties, the loss of the insurance and related federal guarantees on affected FFELP loans, the loss of special allowance payment benefits, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims, including potential claims by our servicing customers if they lose the federal guarantee on loans that we service for them. If we are subjected to significant fines, or loss of insurance or guarantees on a material number of FFELP loans, or if we lose our ability to service FFELP loans, it could have a material, negative impact on our business, financial condition, or results of operations.
Our servicing contracts with the Department of Education expose us to additional risks inherent in government contracts and our third-party FFELP loan servicing business is subject to additional risks inherent in government programs.
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
We contract with the Department to administer loans held by the Department in both the FFEL and Federal Direct Loan Programs, we own a portfolio of FFELP loans, and we service our FFELP loans and loans for third parties. These loan programs are authorized by the Higher Education Act and are subject to periodic reauthorization and changes to the programs by the Administration and U.S. Congress. Any changes, including the potential for borrowers to refinance loans via Direct Consolidation Loans, or broad loan forgiveness, could have a material impact to our cash flows from servicing, interest income, and operating margins. For example, a broad student loan debt cancellation program by the government could result in a significant decrease in our Department servicing revenues and our revenues for servicing FFELP loans for third parties, and even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans held by third parties to Federal Direct Loan Program loans, and thus an associated decrease in our third-party FFELP loan servicing revenues.
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
The Government could change governmental policies, programs, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact our business, financial condition, and results of operations. We cannot predict how or what programs or policies will be impacted by the federal government. The conditions described above could impact not only our contracts with the Department, but also other existing or future contracts with government or commercial entities.
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
We are subject to complex and evolving laws and regulations, both inside and outside of the United States, governing the privacy and protection of personal information of individuals. The protected individuals can include our customers, employees, and the customers and employees of our clients, vendors, counterparties, and other third parties. Ensuring the collection, use, transfer, and storage of personal information complies with applicable laws and regulations in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of the personal information of customers, employees, or others by us or a third party affiliate could expose us to litigation or regulatory fines, penalties, or other sanctions. Additional risks could arise if we or an affiliated third party do not provide adequate disclosure or transparency to our customers about the personal information collected from them and its use; fail to receive, document, and honor the privacy preferences expressed by customers; fail to protect personal information from unauthorized disclosure; or fail to maintain proper training on privacy practices for all employees or third parties who have access to personal data. Concerns regarding the effectiveness of our measures to safeguard personal information and abide by privacy preferences, or even the perception that those measures are inadequate, could cause the loss of existing or potential customers and thereby reduce our revenue. In addition, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, and/or significant liabilities, regulatory fines, penalties, and other sanctions. The regulatory framework for privacy issues is evolving and is likely to continue doing so for the foreseeable future, which creates uncertainty. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations, and privacy standards, could result in additional cost and liability for us, damage our reputation, and harm our business.
Nelnet Bank’s operations may not achieve expected market penetration and business plan results.
On November 2, 2020, Nelnet Bank, our banking subsidiary, launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace, and its bank charter allows us to maintain our other diversified business offerings. Nelnet Bank was funded by us with an initial capital contribution of $100.0 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. In addition, we made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the Federal Deposit Insurance Corporation (“FDIC”).
The regulatory landscape surrounding industrial banks continues to be scrutinized. Nelnet Bank will monitor the regulatory environment and any related changes that may impact the charter or its operations. Nelnet Bank has established a 3-year business plan, which requires ongoing monitoring to ensure alignment to financial and asset targets as well as other commitments. Failure to meet these targets and commitments could jeopardize the Nelnet Bank charter.
Our failure to successfully manage business and certain asset acquisitions and other investments could have a material adverse effect on our business, financial condition, and/or results of operations.
We have expanded our services and products through business acquisitions and we may acquire other new businesses, products, and services, or enhance existing businesses, products, and services, or make other investments to further diversify our businesses both within and outside of our historical education-related businesses, through acquisitions of other companies, product lines, technologies, and personnel, or through investments in new asset classes. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions (including potential delays or errors in converting loan servicing portfolio acquisitions to our servicing platform), loss of key employees, degradation of services, difficulty expanding information technology systems and other business processes to incorporate the acquired businesses, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our business, financial condition, and/or results of operations.

Correspondingly, our expectations as to the accretive nature of the acquisitions or investments could be inaccurate.
Our significant investments in ALLO and Hudl are subject to a number of risks, including macroeconomic conditions, competition, political and regulatory requirements, technology advancements, cybersecurity threats, retention of key personnel, and other risks. ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services, to business, governmental, and residential customers in Nebraska and Colorado, and specializes in high-speed internet and broadband services available through its all-fiber network. Telecommunications businesses are highly competitive and subject to extensive federal, state, and local regulations. Additionally, our investment in ALLO is dependent on ALLO maintaining and expanding its infrastructure and ability to continue to increase market share in existing and new markets.
Hudl is a leading sports performance analysis company and their software provides more than 4.3 million coaches, athletes, trainers and analysts across 30+ sports the insights to be more competitive. The Hudl business is subject to global market conditions, new competition, advancements in technology, and continued demand for their products and services. The COVID-19 pandemic was significantly disruptive to the Hudl business, and this impact could continue for the duration of the pandemic.
The operating results of these companies could impact the valuation of these investments on our financial statements and we may not be able to fully monetize these investments without a liquidation event.
Regulatory and Legal
Federal and state laws and regulations can restrict our businesses and result in increased compliance expenses, and noncompliance with these laws and regulations could result in penalties, litigation, reputation damage, and a loss of customers.
Our operating segments are heavily regulated by federal and state government regulatory agencies. See Part I, Item 1, "Regulation and Supervision." The laws and regulations enforced by these agencies are proposed or enacted to protect consumers and the financial industry as a whole, not necessarily us, our operating segments, or our shareholders. We have procedures and controls in place to monitor compliance with numerous federal and state laws and regulations. However, because these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, or as a result of unintended errors, we may, from time to time, inadvertently be in non-compliance with these laws and regulations. Compliance with these laws and regulations is expensive and requires the time and attention of management. These costs divert capital and focus away from efforts intended to grow our business. If we do not successfully comply with laws, regulations, or policies, we could incur fines or penalties, lose existing or new customer contracts or other business, and suffer damage to our reputation. Changes in these laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes would have on our profitability.
The Consumer Financial Protection Bureau (CFPB) has the authority to supervise and examine large nonbank student loan servicers, including us. If in the course of such an examination the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB guidance, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, public enforcement action, adverse regulatory actions, changes in our business practices, or other actions. The CFPB has also issued student loan servicing rules since its inception, and continues to review servicing areas where new guidance or rules may be issued in the future.
There continues to be uncertainty regarding how the CFPB's recommendations, strategies, and priorities will impact our businesses and our results of operations going forward. Actions by the CFPB could result in requirements to alter our services, causing them to be less attractive or effective and impair our ability to offer them profitably. In the event that the CFPB changes regulations adopted in the past by other regulators, or modifies past regulatory guidance, our compliance costs and litigation exposure could increase.
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

As a result of the Reconciliation Act of 2010, our existing FFELP loan portfolio will continue to decline over time.
The Reconciliation Act of 2010 discontinued new loan originations under the FFEL Program effective July 1, 2010, and requires all new federal loan originations be made through the Federal Direct Loan Program. Although the new law did not alter or affect the terms and conditions of existing FFELP loans, interest income related to existing FFELP loans will decline over time as existing FFELP loans are paid down, refinanced, or repaid by guaranty agencies after default. We currently believe that in the short-term we will not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio. If we are unable to grow or develop new revenue streams, our consolidated revenue and operating margin will decrease as a result of the decline in FFELP loan volume outstanding.
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
We may also be impacted by changes in tax laws, including tax rate changes, new tax laws, and subsequent interpretations of tax laws by federal and state tax authorities. For example, any future tax legislation increasing the corporate federal income tax rate and/or limiting deductions could have a negative impact on the Company’s financial results. In addition, several states are in a deficit position due to the pandemic. Accordingly, states may look to expand their taxable base, alter their tax calculation, or increase tax rates, which could result in an additional cost to the Company.
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
We invest in certain tax-advantaged projects promoting renewable energy resources (solar projects). Our investments in these projects are designed to generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, over specified time periods. Our investments in these projects may not generate returns as anticipated and may have an adverse impact on our financial results. We are subject to the risk that tax credits recorded currently and previously, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The possible inability to realize these tax credits and other tax benefits can have a negative impact on our financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable tax code and the ability of the projects to continue operation.
Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 82.3 percent of the voting rights of our shareholders and effectively has control over all of our matters.
Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 82.3 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all of our matters and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.

Our contractual arrangements and transactions with Union Bank and Trust Company ("Union Bank"), which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.
Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which owns 81.5 percent of Union Bank's common stock and 15.5 percent of Union Bank's non-voting non-convertible preferred stock. Certain grantor retained annuity trusts established by Mr. Dunlap, a significant shareholder, as well as Executive Chairman, and a member of our Board of Directors, and his spouse own a total of 50.4 percent of F&M’s outstanding voting common stock, and a certain grantor retained annuity trust established by Mr. Dunlap’s sister, Angela L. Muhleisen, owns 49.2 percent of F&M’s outstanding voting common stock. In addition, Mr. Dunlap and his family and Ms. Muhleisen and her family own a total of 8.9 percent and 7.9 percent, respectively, of F&M’s outstanding non-voting preferred stock, which amounts are convertible into shares of F&M common stock which would currently represent an additional 3.0 percent and 2.8 percent, respectively, of F&M’s outstanding common stock on an as converted basis. Mr. Dunlap serves as a Director and Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet, and may share voting and/or investment power with respect to such shares. As of December 31, 2020, Union Bank was deemed to beneficially own 10.1 percent of the voting rights of our outstanding common stock, and Mr. Dunlap and Ms. Muhleisen beneficially owned 82.3 percent and 12.1 percent, respectively, of the voting rights of our outstanding common stock (with certain shares deemed under applicable SEC rules to be beneficially owned by both Mr. Dunlap and Ms. Muhleisen).
We have entered into certain contractual arrangements with Union Bank, including loan purchases, loan servicing, loan participations, banking and lending services, 529 Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 related to the transactions with Union Bank was income (before income taxes) of $15.4 million, $9.7 million, and $9.2 million, respectively. See note 21 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
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
ITEM 3.  LEGAL PROCEEDINGS
Note 23, “Legal Proceedings,” of the notes to consolidated financial statements included in this report is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2021 was 1,400 and 76, respectively. The record holders of the Class B common stock are Michael S. Dunlap, Shelby J. Butterfield, various members of the Dunlap and Butterfield families, and various other estate planning trusts established by and/or entities controlled by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2019 and 2020 in amounts totaling $0.74 per share and $0.82 per share, respectively. The Company currently plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2015 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Nelnet, Inc.
S&P 500
S&P Financials

Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Nelnet, Inc.	$100.00	$153.11	$167.30	$161.71	$182.14	$225.93
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P 500 Financials	100.00	122.80	150.04	130.49	172.41	169.49

The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2020 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2020	72	$66.88	—	3,246,732
November 1 - November 30, 2020	—	—	—	3,246,732
December 1 - December 31, 2020	3,008	69.34	—	3,246,732
Total	3,080	$69.28	—

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
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data previously required by Item 301 of Regulation S-K has been omitted pursuant to SEC Release No. 33-10890; 34-90459, and the resulting amendments to Item 301 of Regulation S-K effective February 10, 2021.
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2020 and 2019. All dollars are in thousands, except share data, unless otherwise noted.)
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
A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2019 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 27, 2020.
OVERVIEW
The Company is a diverse company with a purpose to serve others and a vision to make customers' dreams possible by delivering customer focused products and services. The largest operating businesses engage in loan servicing and education technology, services, and payment processing, and the Company also has a significant investment in communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate, early-stage and emerging growth companies, and renewable energy.

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

	Year ended December 31,
	2020	2019
GAAP net income attributable to Nelnet, Inc.	$352,443	141,803
Realized and unrealized derivative market value adjustments	28,144	76,195
Tax effect (a)	(6,755)	(18,287)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$373,832	199,711

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$9.02	3.54
Realized and unrealized derivative market value adjustments	0.72	1.90
Tax effect (a)	(0.17)	(0.45)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$9.57	4.99

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
GAAP net income increased for the year ended December 31, 2020 compared to the same period in 2019 primarily due to the following factors:
•The recognition of a $258.6 million ($196.5 million after tax) gain from the deconsolidation of ALLO Communications LLC (“ALLO”) from the Company’s consolidated financial statements;
•The recognition of a $51.0 million ($38.8 million after tax) gain to adjust the carrying value of the Company's investment in Hudl to reflect Hudl's May 2020 equity raise transaction value;
•A decrease of $48.1 million ($36.5 million after tax) in net losses related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in 2020 as compared to 2019;
•An increase of $30.2 million ($23.0 million after tax) in loan spread on the Company’s loan portfolio and related derivative settlements in 2020 as compared to 2019, primarily from an increase in fixed rate floor income;
•The recognition of $16.7 million ($12.7 million after tax) of expenses during 2019 to extinguish notes payable in certain asset-backed securitizations prior to the notes' contractual maturities; and

•An increase of $15.8 million ($12.0 million after tax) in gains from the sale of consumer loans in 2020 as compared to 2019.
These factors were partially offset by the following items:
•An increase of $35.2 million ($26.8 million after tax) in non-cash losses related to the Company’s solar investments in 2020 as compared to 2019;
•The recognition of $24.7 million ($18.8 million after tax) of net provision and impairment charges in 2020 related to the Company's beneficial interest in consumer loan securitizations and certain venture capital investments, respectively, due to adverse economic conditions resulting from the COVID-19 pandemic;
•An increase of $24.4 million ($18.5 million after tax) in the provision for loan losses in 2020 as compared to 2019. The provision for loan losses in 2020 was negatively impacted due to the COVID-19 pandemic;
•A decrease of $20.4 million ($15.5 million after tax) in net income due to the decrease in the average balance of loans in 2020 as compared to 2019 as a result of the amortization of the FFELP loan portfolio; and
•A decrease of $18.2 million in net income from the Company's Loan Servicing and Systems operating segment in 2020 as compared to 2019 due to a decrease in revenue as a result of the COVID-19 pandemic and incurring additional costs to meet increased service and security standards under the Department servicing contracts.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2020, AGM had a $19.6 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.8 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
In addition, the Company earns fee-based revenue through the following reportable operating segments:
•Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Services ("NDS")
•Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Services ("NBS")
Further, the Company earned communications revenue through ALLO, formerly a majority owned subsidiary of the Company prior to a recapitalization of ALLO resulting in the deconsolidation of ALLO from the Company’s financial statements on December 21, 2020. The recapitalization of ALLO is not considered a strategic shift in the Company’s involvement with ALLO, and ALLO’s results of operations, prior to the deconsolidation, are presented by the Company as a reportable operating segment.
On November 2, 2020, the Company obtained final approval from the Federal Deposit Insurance Corporation ("FDIC") for federal deposit insurance and for a bank charter from the Utah Department of Financial Institutions ("UDFI") in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah. Nelnet Bank’s operations are presented by the Company as a reportable operating segment.
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured and other corporate related debt transactions. In addition, the Corporate segment includes direct incremental costs associated with Nelnet Bank prior to the UDFI’s approval for its bank charter and certain shared service and support costs incurred by the Company that will not be reflected in Nelnet Bank’s operating results through 2023 (the bank’s de novo period). Such Nelnet Bank-related costs included in the Corporate segment totaled $5.9 million (pre-tax) and $1.7 million (pre-tax) in 2020 and 2019, respectively.

The information below provides the operating results for each reportable operating segment (excluding Nelnet Bank) for the years ended December 31, 2020 and 2019 (dollars in millions). See "Results of Operations" for each such reportable operating segment under this Item 7 for additional detail.

LSS (a)	ETS&PP	ALLO (c)	AGM (b)
(a)    Revenue includes intersegment revenue.
(b)    Total revenue includes "net interest income" and "total other income/expense" from the Company's segment statements of income, excluding the impact from changes in fair values of derivatives. Net income excludes changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.
(c)    On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. Accordingly, the 2020 operating results for the Communications operating segment in the table above are for the period January 1, 2020 through December 21, 2020.
Certain events and transactions from 2020, which have impacted, will impact, or could impact the operating results of the Company, are discussed below.
Recapitalization and Additional Funding for ALLO
On October 1, 2020, the Company entered into various agreements with SDC Allo Holdings, LLC (“SDC”), a third party global digital infrastructure investor, and ALLO, then a majority owned communications subsidiary of the Company, to recapitalize and provide additional funding for ALLO. On October 15, 2020, ALLO received proceeds of $197.0 million from SDC for the issuance of membership units of ALLO, and redeemed $160.0 million of non-voting preferred membership units of ALLO held by the Company. As a result of the receipt of required regulatory approvals on December 21, 2020, SDC, the Company, and members of ALLO’s management own approximately 48 percent, 45 percent, and 7 percent, respectively, of the outstanding voting membership interests of ALLO, and the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Upon the deconsolidation of ALLO, the Company recorded its 45 percent voting membership interests in ALLO at fair value, and accounts for such investment under the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units in ALLO at fair value, and accounts for such investment as a separate equity investment. As a result of the deconsolidation of ALLO, the Company recognized a gain of $258.6 million in the fourth quarter of 2020.
On January 19, 2021, ALLO closed on certain private debt financing facilities from unrelated third-party lenders providing for aggregate financing of up to $230.0 million. With proceeds from this transaction, ALLO redeemed a portion of its non-voting preferred membership units held by the Company in exchange for an aggregate redemption price payment to the Company of $100.0 million.

The agreements among the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining non-voting preferred membership units of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such units. As of January 19, 2021, the outstanding preferred membership units of ALLO held by the Company was $129.7 million. The preferred membership units earn a preferred annual return of 6.25 percent.
As discussed above, subsequent to the recapitalization and deconsolidation of ALLO, the Company will account for its investment in ALLO under the HLBV method of accounting. The HLBV method of accounting is used by the Company for equity method investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership or voting interests. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period. Because the Company will be able to utilize certain tax losses related to ALLO’s operations, the equity investment agreements for the Company have liquidation rights and priorities that are sufficiently different from the voting membership interests percentages such that the HLBV method of accounting was deemed appropriate. Accordingly, the recognition of earnings or losses during any reporting period related to the Company’s equity investment in ALLO may or may not reflect its voting membership interests percentage and could vary substantially from those calculated based on the Company’s voting membership interests in ALLO.
Assuming ALLO continues its planned growth in existing and new communities, it will continue to invest substantial amounts in property and equipment to build the network and connect customers. The resulting recognition of depreciation and development costs could result in net operating losses by ALLO under generally accepted accounting principles. Applying the HLBV method of accounting, the Company will recognize a significant portion of ALLO’s anticipated losses over the next several years.
For additional information, see note 2, “Recent Developments - ALLO Recapitalization,” of the notes to consolidated financial statements included in this report.
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
Corporate
The Company has implemented adjustments to its operations designed to keep employees safe and comply with federal, state, and local guidelines, including those regarding social distancing. As of March 25, 2020, the majority of our associates were working and continue to work from home. Substantially all Company associates working from home are able to connect to their work environment virtually and continue to serve our customers.
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
Loan Servicing and Systems
The CARES Act, which was signed into law on March 27, 2020, among other things, provides broad relief for federal student loan borrowers. Under the CARES Act, federal student loan payments and interest accruals were suspended for all borrowers that have loans owned by the Department. The benefits of the law were applied retroactively to March 13, 2020, when the President declared a state of emergency related to COVID-19, and these federal student loan borrower relief provisions have been extended through September 30, 2021. Beginning March 13, 2020, the Company received less servicing revenue per borrower from the Department based on the borrower forbearance status through September 30, 2020 than what was earned on such accounts prior to these provisions, and the Department further reduced the monthly rate paid to its servicers for those in a forbearance status for the period from October 1, 2020 through September 30, 2021 from $2.19 per borrower to $2.05 per borrower. As a result of the extension of these CARES Act provisions through September 30, 2021, the Company currently anticipates Department servicing revenue will be lower in 2021 from recent historical periods due to the lower rates. The Company currently anticipates revenue per borrower will return to pre-COVID levels when borrowers begin to re-enter repayment in the fourth quarter of 2021. While federal student loan payments are suspended, the Company's operating expenses have been and will continue to be lower due to a significant reduction of borrower statement printing and postage costs. In addition, revenue from the Department for originating consolidation loans was adversely impacted as a result of borrowers receiving relief on their existing loans, thus not initiating a consolidation. The Company currently anticipates this revenue will continue to be negatively impacted while student loan payments and interest accruals are suspended.
During 2020, FFELP, private education, and consumer loan servicing revenue was adversely impacted by the COVID-19 pandemic due to reduced or eliminated delinquency outreach to borrowers, holds on claim filings, and reduced or eliminated late fees processing. In addition, origination fee revenue was negatively impacted as borrowers are less likely to refinance their loans when they are receiving certain relief measures from their current lender. The Company currently anticipates this trend will continue in future periods that are impacted by the COVID-19 pandemic, with the magnitude based on the extent to which existing or additional borrower relief policies and activities are implemented or extended by servicing customers.
If the student loan borrower relief provisions of the CARES Act were potentially extended past September 30, 2021 and/or new legislative or regulatory student loan borrower relief measures similar to such provisions of the CARES Act were to become effective, the levels and timing of future servicing revenues could continue to be impacted in a similar manner through the extended period of time that such provisions or measures are in effect.
Due to decreased servicing and transaction activity as a result of suspended payments under the CARES Act as discussed above, the Company has been able to transition associates to help state agencies process unemployment claims and conduct certain health contact tracing support activities. Revenue earned on these temporary contracts for the year ended December 31, 2020 was $21.9 million. These contracts were awarded to the Company as a result of the Company's technology, security, compliance, and other capabilities needed to conduct such activities.
Education Technology, Services, and Payment Processing
This segment has been and will continue to be impacted by COVID-19 through lower interest rate levels, which reduce earnings for this business compared to recent historical results as the tuition funds held in custody for schools produce less interest earnings. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods. In addition, as a result of COVID-19, demand for certain of the Company's products and services has been negatively impacted. The Company currently anticipates this trend will continue through the 2020-2021 academic year and could extend longer as a result of trends and shifts in the industry that could be long term as a result of the COVID-19 pandemic.
Communications
As a result of COVID-19, ALLO experienced increased demand from new and existing residential customers to support connectivity needs primarily for work and learn from home applications. Along with offering 60 days free for eligible customers, ALLO partnered with school districts to provide more connectivity to students, often at discounted rates.
In view of the importance of ALLO's technicians being able to connect new customers while maintaining social distance and protecting community and associate health and safety, ALLO adjusted operational procedures by implementing associate health checks, following CDC and local health official safety protocols, facilitating customer screening, and adjusting the installation process to limit the time in the home or business as much as possible.
Asset Generation and Management
AGM's results were adversely impacted during the first quarter of 2020 as a result of COVID-19 due to:
•An incremental increase in the provision for loan losses of $63.0 million (pre-tax) resulting from an increase in expected life of loan defaults due to the COVID-19 pandemic.
•A $26.3 million (pre-tax) provision charge recognized on the Company's beneficial interest in consumer loan securitizations. The Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than originally anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic.
As economic factors improved in the third and fourth quarters of 2020, a portion of the charges noted above were reversed.
The CARES Act, among other things, provides broad relief, effective March 13, 2020, for borrowers that have student loans owned by the Department. This relief package excluded FFELP, private education, and consumer loans. Although the Company’s loans are excluded from the provisions of the CARES Act, the Company is providing relief for its borrowers.
For the Company's federally insured and private education loans, effective March 13, 2020 through June 30, 2020, the Company proactively applied a 90 day natural disaster forbearance to any loan that was 31-269 days past due (for federally insured loans) and 80 days past due (for private education loans), and to any current loan upon request. Beginning July 1, 2020, the Company discontinued proactively applying 90 day natural disaster forbearances on past due loans. However, the Company will continue to apply a natural disaster forbearance in 90 day increments to any federally insured and private education loan upon request through September 30, 2021. As of December 31, 2020, federally insured and private education loans in forbearance were $2.0 billion (or 10.3% of the portfolio) and $2.4 million (or 0.7% of the portfolio), respectively. The amount of federally insured and private education loans in forbearance hit their peak in May 2020 at $6.0 billion and $38.6 million, respectively. The Company anticipates that loans in forbearance will continue to decline in 2021, absent any intervening policy change, when borrowers are currently scheduled to exit forbearance. Despite the COVID-19 pandemic, a large portion of borrowers continue to make payments according to their payment plans.
In addition, for both federally insured and private education loans, effective March 13, 2020, borrower late fees have been waived.
For the majority of the Company's consumer loans, borrowers are generally being offered, upon request and/or documented evidence of financial distress, up to a two-month deferral of payments, with an option of additional deferrals if the COVID-19 pandemic continues. In addition, effective March 13, 2020, the majority of fees (non-sufficient funds, late charges, check fees) and credit bureau reporting have been suspended. The specific relief terms on the Company's consumer loan portfolio vary depending on the loan program and servicer of such loans.
The Company will continue to review whether additional and/or extended borrower relief policies and activities are needed.
The Company is not contractually committed to acquire FFELP, private education, or consumer loans, so the Company has been and will continue to be selective as to which, if any, loans it purchases during the current period of economic uncertainty.
Other Risks and Uncertainties
The COVID-19 pandemic is unprecedented and continues to evolve. The extent to which COVID-19 may impact the Company's businesses depends on future developments, which are highly uncertain, subject to various risks, and cannot be predicted with confidence, such as the ultimate spread, severity, and duration of the pandemic, travel restrictions, stay-at-home or other similar orders and social distancing in the United States and other countries, business and/or school closures and disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the virus. For additional information on the risks and uncertainties regarding the impacts of COVID-19, see Part I, Item 1A. "Risk Factors - The COVID-19 pandemic has adversely impacted our results of operations, and is expected to continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows" in this report.
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
Department of Education Servicing Contracts and Procurements for New Contracts
Nelnet Servicing, a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $146.8 million and $158.0 million for the years ended December 31, 2020 and 2019, respectively. In addition, Great Lakes, which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $179.9 million and $185.7 million for the years ended December 31, 2020 and 2019, respectively.
Nelnet Servicing and Great Lakes' servicing contracts with the Department are currently scheduled to expire on June 14, 2021, but provide the potential for an additional six-month extension at the Department’s discretion through December 14, 2021. The

Department is conducting a contract procurement process for a new framework for the servicing of all student loans owned by the Department. For information regarding recent developments related to and the current status of these servicing contracts, and the Department's procurement processes for new servicing contracts, see note 17 of the notes to consolidated financial statements included in this report.
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
Solar Investments
During the last three years, the Company has invested $148.6 million in tax equity investments in renewable energy solar partnerships to support the development and operations of solar projects throughout the country. The projects are currently forecasted to generate more than 214 megawatts of power each year. These investments provide a federal income tax credit under the Internal Revenue Code, currently at 26 percent (for projects commencing construction in 2020-2022) and 30 percent (for projects commencing construction prior to 2020) of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years (so the tax credits are not recaptured). After that period, the contractual agreements typically provide for the Company’s interest in the projects to be purchased in an exit at the fair market value of the discounted forecasted future cash flows allocable to the Company. Given the expected timing of cash flows, experience the Company has in underwriting these assets, and beneficial impact to the climate, the Company believes these investments are a great fit within its capital deployment initiatives.
These investments are structured such that a significant proportion of the cash distributions and tax items (including the income tax credit) are allocated back to the Company within the first eighteen months of the investment capital contribution, in order to achieve a target after tax return. The cash distributions to the Company are then structured to flatten until exit, typically between years five and six. Given the unique arrangement in which investors share in the profits and losses of the solar investment with cash and tax benefit allocations among the partners changing over the life of the project, the accounting guidance calls for the use of the Hypothetical Liquidation at Book Value (“HLBV”) method, which can result in non-linear GAAP income/loss allocation results. Under this method, a balance sheet approach is utilized to determine what each investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. As the investor receives a majority of this return through the income tax credit and higher cash distributions at the beginning of the investment, as of the first period of the hypothetical liquidation, the investor’s remaining net claim on assets is relatively low compared to the initial cash contributed. This difference between the initial cash contributions and the first period’s ending net claim on assets through the hypothetical liquidation causes significant GAAP losses on the investment to be recognized through the income statement within the initial periods of the investment. After the carrying value of the investment on the balance sheet is written down to the hypothetical liquidation amount, subsequent year’s earnings are expected to align with and reflect the operating profits or losses of the investment. The Company realizes that application of the HLBV method to its solar investments has a variable impact on its periodic earnings that in the early years is not reflective of the expected long-term economics of the investments. Given the significant amount of investments made in the last couple of years and the associated ramp-up period, the negative impact to earnings in 2020 was significant as the Company recognized a $37.4 million pre-tax loss from these investments under the HLBV method. However, as these investments mature and perform as forecasted, the Company expects to recoup that loss and realize additional income between now and the sale of each of its interests, likely 60 to 72 months from the date the project is placed in service. Thus, the Company expects the economic gain from these investments to be realized in its future earnings, but, due to the hypothetical liquidation valuations as of the balance sheet dates during the intended investment horizon, the HLBV method results in some volatility in the Company’s consolidated periodic earnings results.
Private Loan Servicing and Acquisition
In December of 2020, Wells Fargo announced the sale of its approximately $10 billion portfolio of private education student loans representing approximately 475,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio and will begin servicing the portfolio following a series of loan transfers during the first half of 2021. In addition, the Company has entered into agreements to participate in a joint venture to acquire the portfolio. The Company expects to own approximately 8 percent of the interest in the loans and, dependent upon financing, currently expects to invest approximately $100 million as part of the acquisition. In addition, the Company will serve as the sponsor and administrator for loan securitizations on behalf of the purchaser group as the loans are securitized, and provide the required level of risk retention as the loans are permanently financed. This transaction is expected to close during the first half of 2021, with the securitizations occurring subsequent to closing.
Liquidity and Capital Resources
•As of December 31, 2020, the Company had cash and cash equivalents of $121.2 million. In addition, the Company had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $348.6 million as of December 31, 2020. As of December 31, 2020, the Company has participated $118.6 million of these securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
•The Company has historically generated positive cash flow from operations. For the year ended December 31, 2020, the Company’s net cash provided by operating activities was $212.8 million.
•The Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of December 31, 2020, the unsecured line of credit had $120.0 million outstanding. Subsequent to December 31, 2020, the Company paid down the full balance outstanding on the line of credit, and as of February 25, 2021, $455.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
•On November 2, 2020, Nelnet Bank launched operations. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of December 31, 2020, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $2.30 billion, of which approximately $1.51 billion will be generated over the next five years.
•The Company has a stock repurchase program to purchase up to a total of five million shares of the Company’s Class A common stock during the three-year period ending May 7, 2022. During 2020, the Company repurchased a total of 1,594,394 shares of stock for $73.4 million ($46.01 per share). As of December 31, 2020, 3,246,732 shares remained authorized for repurchase under the Company's stock repurchase program.
•During 2020, the Company paid cash dividends totaling $31.8 million ($0.82 per share).
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
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the year ended December 31, 2020 compared to 2019 is provided below.
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

The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 15 of the notes to consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis (except that Nelnet Bank’s results of operations are not discussed since such operations were launched in November 2020 and were not material to the Company’s 2020 consolidated results of operations).

	Year ended December 31,
	2020	2019	Additional information
Loan interest	$595,113	914,256	Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in gross fixed rate floor income due to lower interest rates in 2020 as compared to 2019.
Investment interest	24,543	34,421	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Decrease was due to a decrease in interest rates.
Total interest income	619,656	948,677
Interest expense	330,071	699,327	Decrease was due primarily to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Net interest income	289,585	249,350	See table below for additional analysis.
Less provision for loan losses	63,360	39,000	Increase was due to provision expense recognized in the first quarter of 2020 as a result of an increase in expected defaults due to the COVID-19 pandemic and an increased provision for loan losses on loans acquired in 2020 to reflect life of loan expected losses as compared to loans acquired in 2019 for which the provision for loan losses was recognized based upon an incurred loss methodology. See AGM operating segment - results of operations.
Net interest income after provision for loan losses	226,225	210,350
Other income/expense:
LSS revenue	451,561	455,255	See LSS operating segment - results of operations.
ETS&PP revenue	282,196	277,331	See ETS&PP operating segment - results of operations.
Communications revenue	76,643	64,269	See Communications operating segment - results of operations.
Other	57,561	47,918	See table below for components of “other income.”
Gain on sale of loans	33,023	17,261	Gain on sale of loans is from the sale of consumer loans.
Gain from deconsolidation of ALLO	258,588	—	On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements as a result of ALLO’s recapitalization. See “Overview - Recapitalization and Additional Funding for ALLO” above for additional information.
Impairment expense and provision for beneficial interests	(24,723)	—
During the first quarter of 2020, the Company recognized a provision expense of $26.3 million and an impairment charge of $7.8 million related to beneficial interest in consumer loan securitization investments and several venture capital investments, respectively. Such charges were the result of impacts from the COVID-19 pandemic. During the fourth quarter of 2020, the Company reversed $9.7 million of the provision related to beneficial interest in consumer loan securitization investments due to improved economic conditions.

Derivative settlements, net	3,679	45,406	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	(28,144)	(76,195)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments were related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income/expense	1,110,384	831,245
Cost of services:
Cost to provide education technology, services, and payment processing services	82,206	81,603	Represents primarily direct costs to provide payment processing services in the ETS&PP operating segment.
Cost to provide communications services	22,812	20,423	Represents costs of services primarily associated with television programming costs in the Communications operating segment.
Total cost of services	105,018	102,026
Operating expenses:
Salaries and benefits	501,832	463,503	Increase was due to (i) increases in personnel in the LSS and corporate operating segments to meet increased service and security standards under the Department servicing contracts; (ii) increases in personnel in the LSS operating segment to develop a new private education and consumer loan servicing system; and (iii) increases in personnel to support the growth in the customer base and the development of new technologies in the ETS&PP operating segment. In addition, on October 1, 2020 (prior to the deconsolidation of ALLO), ALLO recognized compensation expense of $9.3 million related to the modification of certain equity awards previously granted to members of ALLO’s management.

Depreciation and amortization	118,699	105,049	Increase was primarily due to additional depreciation expense in the corporate operating segment due to recent infrastructure capital expenditures to support the Company’s operating segments, as well as an increase in depreciation expense at ALLO as it continues to develop its network in existing and new markets..
Other expenses	160,574	194,272
Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Decrease was due to (i) cost savings in the LSS segment from an increase in the adoption of electronic borrower statements and correspondence and a decrease in printing and postage while loan payments are suspended as a result of COVID-19 borrower relief efforts; (ii) reduction of travel expenses and the cancellation of on-site conferences in the ETS&PP segment; and (iii) a decrease in servicing fees paid by the AGM segment to third parties. In addition, the AGM segment recognized $16.7 million of expense during 2019 to extinguish asset-backed notes from certain securitizations prior to their contractual maturity. See each individual operating segment results of operations discussion for additional information.

Total operating expenses	781,105	762,824
Income before income taxes	450,486	176,745
Income tax expense	100,860	35,451	The effective tax rate was 22.3% and 20.0% for 2020 and 2019, respectively. The increase in the effective tax rate in 2020 as compared to 2019 was due to the recognition of normal tax credit amounts relative to a much higher pre-tax book income in 2020. The Company expects its future effective tax rate will range between 21 and 24 percent.
Net income	349,626	141,294
Net loss attributable to noncontrolling interests	2,817	509
Net income attributable to Nelnet, Inc.	$352,443	141,803

Additional information:
Net income attributable to Nelnet, Inc.	$352,443	141,803	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	28,144	76,195
Tax effect	(6,755)	(18,287)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$373,832	199,711

The following table summarizes the components of "net interest income" and "derivative settlements, net."
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below. Net interest income (net of settlements on derivatives) is a non-GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 6 and in the table below.

	Year ended December 31,
	2020	2019	Additional information
Variable loan interest margin	$144,871	174,954	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations.
Settlements on associated derivatives	10,378	5,214	Represents the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	155,249	180,168
Fixed rate floor income	123,460	49,677	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	(6,699)	40,192	Represents the net settlements (paid) received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	116,761	89,869
Investment interest	24,543	34,421
Corporate debt interest expense	(3,289)	(9,702)	Includes interest expense on the Junior Subordinated Hybrid Securities, unsecured line of credit, and the asset-backed securities participation agreement. Decrease was due to a decrease in interest rates and in the average balance outstanding on the Company's unsecured line of credit, partially offset by interest expense incurred on the asset-backed securities participation agreement that was executed in May of 2020.
Net interest income (net of settlements on derivatives)	$293,264	294,756

The following table summarizes the components of "other income."

	Year ended December 31,
	2020	2019
Gain on remeasurement of HUDL investment (a)	$51,018	—
Investment advisory services (b)	10,875	2,941
Management fee revenue (c)	9,421	9,736
Borrower late fee income (d)	5,194	12,884
Income/gains from investments, net	2,205	8,356
Loss from solar investments (e)	(37,423)	(2,220)
Other	16,271	16,221
Other income	$57,561	47,918

(a)    During the second quarter of 2020, the Company recognized a $51.0 million (pre-tax) gain to adjust the carrying value of its investment in Hudl to reflect Hudl's May 2020 equity raise transaction value.
(b)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2020, the outstanding balance of asset-backed securities under management subject to these arrangements was $1.4 billion. In addition, WRCM earns annual management fees of five basis points for certain other investments under management. The increase in advisory fees in 2020 as compared to 2019 was the result of an increase in assets under management and performance fees earned. The Company currently anticipates that assets under management will decrease from current levels and that opportunities to earn meaningful performance fees in future periods will be more limited.
(c)    Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expired in January 2021.
(d)    Represents borrower late fees earned by the AGM operating segment. The decrease in borrower late fees in 2020 as compared to 2019 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.
(e)    Represents the Company's share of income or loss from solar investments accounted for using the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Servicing volume (dollars in millions):
Nelnet:
Government	$179,507	183,093	181,682	184,399	183,790	185,477	185,315	189,932	191,678
FFELP	36,748	35,917	35,003	33,981	33,185	32,326	31,392	31,122	30,763
Private and consumer	15,666	16,065	16,025	16,286	16,033	16,364	16,223	16,267	16,226
Great Lakes:
Government	232,694	237,050	236,500	240,268	239,980	243,205	243,609	249,723	251,570
Total	$464,615	472,125	469,210	474,934	472,988	477,372	476,539	487,044	490,237

Number of servicing borrowers:
Nelnet:
Government	5,771,923	5,708,582	5,592,989	5,635,653	5,574,001	5,498,872	5,496,662	5,604,685	5,645,946
FFELP	1,709,853	1,650,785	1,588,530	1,529,392	1,478,703	1,423,286	1,370,007	1,332,908	1,300,677
Private and consumer	696,933	699,768	693,410	701,299	682,836	670,702	653,281	649,258	636,136
Great Lakes:
Government	7,458,684	7,385,284	7,300,691	7,430,165	7,396,657	7,344,509	7,346,691	7,542,679	7,605,984
Total	15,637,393	15,444,419	15,175,620	15,296,509	15,132,197	14,937,369	14,866,641	15,129,530	15,188,743

Number of remote hosted borrowers:	6,393,151	6,332,261	6,211,132	6,457,296	6,433,324	6,354,158	6,264,559	6,251,598	6,555,841

Nelnet Servicing and Great Lakes' servicing contracts with the Department are currently scheduled to expire on June 14, 2021, but provide the potential for an additional six-month extension at the Department's discretion through December 14, 2021. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, provides that the Department may extend the period of performance for the servicing contracts scheduled to expire on December 14, 2021 for up to two additional years to December 14, 2023. The Department is conducting a contract procurement process for a new framework for the servicing of all student loans owned by the Department. See note 17 of the notes to consolidated financial statements included in this report for additional information.
The Department currently allocates new loan volume among its servicers based on certain performance metrics that measure the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers, and that measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recently publicly announced performance metric measurements used by the Department for the quarterly periods January 1, 2020 through June 30, 2020, Great Lakes’ and Nelnet Servicing’s overall rankings among the nine then-current servicers for the Department at that time were first and tied for fifth, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes for the period September 1, 2020 through February 28, 2021 are 20 percent and 10 percent, respectively.
In October 2020, the Department communicated to its servicers that a not-for-profit servicer requested to end its contract with the Department. Effective October 23, 2020, the percent of allocated new student loan servicing volume that previously was awarded to this servicer will be split among the remaining servicers, resulting in Great Lakes' allocation to increase by two percent and each remaining servicer to obtain an additional one percent allocation.

Summary and Comparison of Operating Results

	Year ended December 31,
	2020	2019	Additional information
Net interest income	$315	1,916	Decrease was due to lower interest rates in 2020 as compared to 2019.
Loan servicing and systems revenue	451,561	455,255	See table below for additional analysis.
Intersegment servicing revenue	36,520	46,751	Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM and Nelnet Bank operating segments. Decrease in 2020 compared to 2019 was due to the impact of borrower relief policies implemented by AGM in response to the COVID-19 pandemic and the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.
Other income	9,421	9,736	Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company in accordance with a contract that expired in January 2021.
Total other income	497,502	511,742
Salaries and benefits	285,526	276,136	Increase was due to an increase in headcount to provide enhanced service levels to borrowers under the Department servicing contracts, and to develop a new private education and consumer loan servicing system.
Depreciation and amortization	37,610	34,755	Increase was due to capital expenditures to support the recent extension of the government servicing contracts.
Other expenses	57,420	71,064	Decrease was due to cost savings as a result of the impact of the COVID-19 pandemic and the resulting CARES Act, primarily associated with the fact that while student loan payments are suspended there is a significant reduction of borrower statement printing and postage costs. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information. Decrease was also due to cost savings from an increase in the adoption of electronic borrower statements and correspondence, and a decrease in expenses related to travel and the provision for servicing losses.
Intersegment expenses	63,886	54,325	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase in 2020 as compared to 2019 was due to an increase in security service levels related to the Department servicing contracts.
Total operating expenses	444,442	436,280
Income before income taxes	53,375	77,378
Income tax expense	(12,810)	(18,571)	Reflects income tax expense at an effective tax rate of 24%.
Net income	40,565	58,807
Before tax operating margin	10.7%	15.1%
Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for the LSS segment is calculated as income before income taxes divided by the total of loan servicing and systems revenue, intersegment servicing revenue, and other income revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

The LSS segment incurred additional costs during 2020 to meet increased service and security standards under the Department servicing contracts. In addition, servicing revenue in 2020 has been negatively impacted as a result of the COVID-19 pandemic. As a result, the segment's net income and operating margin decreased in 2020 as compared to 2019.

Loan servicing and systems revenue

	Year ended December 31,
	2020	2019	Additional information
Government servicing - Nelnet	$146,798	157,991
Represents revenue from Nelnet Servicing's Department servicing contract. Decrease in 2020 compared to 2019 was due to a decrease in revenue from the administration of the Total and Permanent Disability (TPD) Discharge program, decrease in fees earned from the Department for originating consolidation loans, and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Government servicing - Great Lakes	179,872	185,656
Represents revenue from the Great Lakes' Department servicing contract. Decrease in 2020 compared to 2019 was due to a decrease in fees earned from the Department for originating consolidation loans and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Private education and consumer loan servicing	32,492	36,788
Decrease was due to a decrease in the number of borrowers serviced, a decrease in origination fees, and the impact of borrower relief policies implemented by private lenders in response to the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information. The Company expects that private education loan servicing revenue will increase beginning in the first half of 2021 as a result of the Company being selected to service all of the approximately $10 billion portfolio of private education loans that Wells Fargo announced in December 2020 it had agreed to sell to investors.

FFELP servicing	20,183	25,043
Decrease was due to a decrease in the number of borrowers serviced and the impact of borrower relief policies implemented by lenders in response to the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	41,999	41,077
Increase in 2020 compared to 2019 was due to increased contract programming revenue for services provided related to hosted FFELP guarantee activities and an increase in remote hosted borrowers. These items were partially offset due to the negative impact in 2020 of COVID-19 forbearances on loans serviced by the Company's Direct Servicing hosted clients. The Company’s remote hosted servicing and system support contract with Great Lakes’ former parent, representing 2.3 million borrowers, expired in January 2021. Revenue recognized from providing these services during 2020 was $16.3 million.

Outsourced services and other	30,217	8,700
The majority of this revenue relates to providing contact center and back office operational outsourcing activities. Increase in 2020 compared to 2019 was due to providing temporary outsourcing services to state agencies to process unemployment claims and conduct certain health contact tracing support activities. Revenue from providing these temporary services was $21.9 million in 2020. See "Overview - Impacts of COVID-19 Pandemic - Loan Servicing and Systems" above for additional information.

Loan servicing and systems revenue	$451,561	455,255

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
On December 31, 2020, the Company acquired HigherSchool Instructional Services, a services company that provides supplemental instructional services and educational professional development for K-12 schools in New York City, and CD2 LLC, a platform technology solution that includes learning management, collaboration/workflow, gamification, customer management/document storage, and employee boarding. The results of HigherSchool Instructional Services and CD2 LLC will be reported in the Company’s consolidated financial statements from the date of acquisition.
Summary and Comparison of Operating Results

	Year ended December 31,
	2020	2019	Additional information
Net interest income	$2,982	9,198
Represents interest income on tuition funds held in custody for schools. Decrease was due to a decrease in interest rates in 2020 as compared with 2019. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	282,196	277,331	See table below for additional information.
Intersegment revenue	20	—
Other income	373	259
Total other income	282,589	277,590
Cost to provide education technology, services, and payment processing services	82,206	81,603	See table below for additional information.
Salaries and benefits	98,847	94,666	Increase in 2020 compared to 2019 was due to an increase in headcount to support the growth of the customer base and investment in the development of new technologies.
Depreciation and amortization	9,459	12,820	Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $8.7 million and $12.1 million for 2020 and 2019, respectively.
Other expenses	14,566	22,027	Decrease in 2020 compared to 2019 was due to a reduction of travel expenses and the cancellation of on-site conferences as a result of the COVID-19 pandemic.
Intersegment expenses, net	14,293	13,405	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	137,165	142,918
Income before income taxes	66,200	62,267
Income tax expense	(15,888)	(14,944)	Represents income tax expense at an effective tax rate of 24%.
Net income	$50,312	47,323

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Year ended December 31,
	2020	2019	Additional information
Tuition payment plan services	$100,674	106,682	Decrease in 2020 compared to 2019 was due to the COVID-19 pandemic. Revenue recognized during the first six months of 2020 was primarily related to payment plans for the 2019-2020 academic year for K-12 schools and the spring and summer 2020 semester for institutions of higher education. As a result, fees for the majority of payment plans for these periods were received and were based on school enrollments prior to the conditions arising from the COVID-19 pandemic. Revenue recognized during the second six months of 2020 was related to the 2020-2021 academic year and was negatively impacted due to the COVID-19 pandemic.
Payment processing	114,304	110,848	Increase in 2020 compared to 2019 was due to an increase in payments volume from new school customers, partially offset by the decline in payment volume for certain of the Company’s existing customers as a result of the COVID-19 pandemic.
Education technology and services	65,885	58,578	Increase in 2020 compared to 2019 was due to an increase from FACTS Student Information System (“SIS”) software subscriptions, online application and enrollment services, and financial needs assessment services as a result of an increase in the number of students and customers using these products.
Other	1,333	1,223
Education technology, services, and payment processing revenue	282,196	277,331
Cost to provide education technology, services, and payment processing services	82,206	81,603	Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment revenue.
Net revenue	$199,990	195,728
Before tax operating margin	33.1%	31.8%	Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for the ETS&PP segment is calculated as income before income taxes divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

COMMUNICATIONS OPERATING SEGMENT - RESULTS OF OPERATIONS
On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. See note 2, “Recent Developments - ALLO Recapitalization,” of the notes to consolidated financial statements included in this report for additional information. Accordingly, the operating results for the Communications operating segment for 2020 are from January 1, 2020 through December 21, 2020.
Summary and Comparison of Operating Results

	Period from January 1 to December 21, 2020	Year ended December 31, 2019
			Additional information
Net interest income	$2	3
Communications revenue	76,643	64,269	Communications revenue is derived primarily from the sale of pure fiber optic services to residential and business customers in Nebraska and Colorado, including internet, television, and telephone services. Increase was due to additional residential households and businesses served as a result of the completion of the Lincoln, Nebraska network build out in 2019 and continued maturity of ALLO's existing markets. See additional financial and operating data for ALLO in the tables below.
Other income	1,561	1,509
Total other income	78,204	65,778
Cost to provide communications services	22,812	20,423	Cost of services are primarily associated with television programming costs. Other costs include connectivity, franchise, and other regulatory costs directly related to providing internet and voice services.
Salaries and benefits	30,935	21,004	On October 1, 2020 (prior to the deconsolidation of ALLO), ALLO recognized compensation expense of $9.3 million related to the modification of certain ALLO equity awards previously granted to members of ALLO’s management.
Depreciation and amortization	42,588	37,173	Depreciation reflects the allocation of the costs of ALLO's property and equipment over the period in which such assets are used. A significant amount of property and equipment purchases have been made to support ALLO’s network expansion, which has increased depreciation expense in 2020 as compared to 2019. Amortization reflects the allocation of costs related to intangible assets recorded at fair value as of the date the Company acquired ALLO in 2015 over their estimated useful lives.
Other expenses	13,327	15,165	Other expenses includes selling, general, and administrative expenses necessary for operations, such as advertising, occupancy, professional services, construction materials, and personal property taxes. Decrease in 2020 as compared to 2019 was due to a reduction in certain construction costs and travel expenses as a result of the COVID-19 pandemic.
Intersegment expenses	1,732	2,962	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	88,582	76,304
Loss before income taxes	(33,188)	(30,946)
Income tax benefit	7,965	7,427	Represents income tax benefit at an effective tax rate of 24%.
Net loss	$(25,223)	(23,519)
As ALLO grows in current and new markets, it incurs large upfront capital expenditures and associated depreciation and upfront customer acquisition costs. Management uses EBITDA to compare ALLO's performance to that of its competitors and to eliminate certain non-cash and non-operating items in order to consistently measure performance from period to period. See additional information below.

Additional Information:
Net loss	$(25,223)	(23,519)
Net interest income	(2)	(3)
Income tax benefit	(7,965)	(7,427)
Depreciation and amortization	42,588	37,173
Earnings before interest, income taxes, depreciation, and amortization (EBITDA)	$9,398	6,224	For additional information regarding this non-GAAP measure, see the table below.

Certain financial and operating data for ALLO is summarized in the tables below.

	Period from January 1 to December 21, 2020		Year ended December 31, 2019

Residential revenue	$58,029	75.7%	$48,344	75.2%
Business revenue	18,038	23.5	15,689	24.4
Other revenue	576	0.8	236	0.4
Communications revenue	$76,643	100.0%	$64,269	100.0%

Internet	$48,362	63.1%	$38,239	59.5%
Television	17,091	22.3	16,196	25.2
Telephone	11,037	14.4	9,705	15.1
Other	153	0.2	129	0.2
Communications revenue	$76,643	100.0%	$64,269	100.0%

Net loss	$(25,223)		$(23,519)
EBITDA (a)	9,398		6,224

Capital expenditures	47,957		44,988

	As of
	December 21, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Residential customer information:
Households served	59,274	56,787	53,067	49,684	47,744	45,228	42,760	40,338	37,351
Households passed (b)	149,622	147,087	144,869	143,505	140,986	137,269	132,984	127,253	122,396
Households served/passed	39.6%	38.6%	36.6%	34.6%	33.9%	32.9%	32.2%	31.7%	30.5%
Total households in current markets	171,121	171,121	171,121	171,121	160,884	159,974	159,974	152,840	152,840
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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of December 31, 2020, the AGM operating segment had a $19.6 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.8 years. For a summary of the Company's loan portfolio as of December 31, 2020 and 2019, see note 4 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of AGM’s loan portfolio:

	Year ended December 31,
	2020	2019
Beginning balance	$20,798,719	22,520,498
Loan acquisitions:
Federally insured student loans	1,327,690	1,530,294
Private education loans	152,048	71,543
Consumer loans	136,985	405,726
Total loan acquisitions	1,616,723	2,007,563
Repayments, claims, capitalized interest, and other	(1,999,095)	(2,511,641)
Consolidation loans lost to external parties	(672,211)	(990,720)
Consumer loans sold	(185,028)	(226,981)
Ending balance	$19,559,108	20,798,719

The Company has also purchased partial ownership in certain federally insured and consumer loan securitizations. As of the latest remittance reports filed by the various trusts prior to December 31, 2020, the Company’s ownership correlates to approximately $500 million and $280 million of federally insured and consumer loans, respectively, included in these securitizations.
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
Management has determined that each of AGM’s federally insured, private education, and consumer loan portfolios meet the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses.
AGM’s total allowance for loan losses of $175.4 million at December 31, 2020 represents reserves equal to 0.7% of AGM's federally insured loans (or 26.3% of the risk sharing component of the loans that is not covered by the federal guaranty), 6.1% of AGM's private education loans, and 24.9% of AGM's consumer loans.
For a summary of the Company’s activity in the allowance for loan losses for 2020 and 2019, and a summary of the Company's loan status and delinquency amounts as of December 31, 2020 and 2019, see note 4 of the notes to consolidated financial statements included in this report.

Loan Spread Analysis
The following table analyzes the loan spread on AGM’s portfolio of loans, which represents the spread between the yield earned on loan assets and the costs of the liabilities and derivative instruments used to fund the assets. The spread amounts included in the following table are calculated by using the notional dollar values found in the table under the caption "Net interest income after provision for loan losses, net of settlements on derivatives" below, divided by the average balance of loans or debt outstanding.

	Year ended December 31,
	2020	2019
Variable loan yield, gross	3.17%	4.80%
Consolidation rebate fees	(0.84)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization	0.01	0.02
Variable loan yield, net	2.34	3.99
Loan cost of funds - interest expense	(1.64)	(3.25)
Loan cost of funds - derivative settlements (a) (b)	0.05	0.03
Variable loan spread	0.75	0.77
Fixed rate floor income, gross	0.61	0.22
Fixed rate floor income - derivative settlements (a) (c)	(0.03)	0.19
Fixed rate floor income, net of settlements on derivatives	0.58	0.41
Core loan spread	1.33%	1.18%

Average balance of AGM’s loans	$20,163,876	21,698,094
Average balance of AGM’s debt outstanding	19,964,813	21,259,309

(a)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 6 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Year ended December 31,
	2020	2019
Core loan spread	1.33%	1.18%
Derivative settlements (1:3 basis swaps)	(0.05)	(0.03)
Derivative settlements (fixed rate floor income)	0.03	(0.19)
Loan spread	1.31%	0.96%

(b)    Derivative settlements consist of net settlements received related to the Company’s 1:3 basis swaps.
(c)    Derivative settlements consist of net settlements (paid) received related to the Company’s floor income interest rate swaps.

A trend analysis of AGM’s core and variable loan spreads by calendar year quarter is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
Q1 19
Q2 19
Q3 19
Q4 19
Q1 20
Q2 20
Q3 20
Q4 20
1.30%
1.21%
1.17%
1.14%
1.02%
1.35%
1.46%
1.50%
0.80%
0.78%
0.81%
0.76%
0.62%
0.74%
0.80%
0.85%
0.08%
0.05%
0.10%
0.12%
0.29%
0.41%
0.14%
0.12%
Core
Variable
Asset/Liability Base Rate Spread

(a)    The interest earned on a large portion of AGM's FFELP student loan assets is indexed to the one-month LIBOR rate. AGM funds a portion of its assets with three-month LIBOR indexed floating rate securities. The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. This table (the right axis) shows the difference between AGM's liability base rate and the one-month LIBOR rate by quarter. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
Variable loan spread was compressed during the first and second quarters of 2020 due to a widening of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first and second quarters of 2020 was the result of the significant decrease in interest rates during March 2020 and the first half of the second quarter of 2020. In a declining interest rate environment, variable student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt that occurs either monthly or quarterly. During the third and fourth quarters of 2020, as the Company's debt reset at lower interest rates, the Company's variable loan spread increased. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2020	2019
Fixed rate floor income, gross	$123,460	49,677
Derivative settlements (a)	(6,699)	40,192
Fixed rate floor income, net	$116,761	89,869
Fixed rate floor income contribution to spread, net	0.58%	0.41%
(a)    Derivative settlements consist of net settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased in 2020 as compared to 2019 due to lower interest rates in 2020 as compared to 2019. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. The decrease in net derivative settlements (paid)

received from the floor income interest rate swaps in 2020 as compared to 2019 was due to a decrease in the weighted average of notional amount of derivatives outstanding in 2020 as compared to 2019 and a decrease in interest rates. The Company added $2.75 billion (notional amount) of additional derivatives during the fourth quarter of 2020, resulting in a total of $4.5 billion (notional amount) of derivatives outstanding as of December 31, 2020, to hedge loans earning fixed rate floor income. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on AGM’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of December 31, 2020, the interest earned on a principal amount of $17.8 billion in the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $17.1 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. A market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate."

Summary and Comparison of Operating Results

	Year ended December 31,
	2020	2019	Additional information
Net interest income after provision for loan losses	$220,288	199,588	See table below for additional analysis.
Other income	7,189	13,088
Represents primarily borrower late fees. The decrease in borrower late fees in 2020 compared to 2019 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic. See "Overview - Impacts of COVID-19 Pandemic - Asset Generation and Management" above for additional information.

Gain on sale of loans	33,023	17,261	The Company sold $185.0 million and $227.0 million of consumer loans in 2020 and 2019, respectively.
Impairment expense and provision for beneficial interests	(16,607)	—	In March 2020, the Company recognized a provision expense of $26.3 million related to its beneficial interest in consumer loan securitization investments as a result of the expected impacts of the COVID-19 pandemic. During the fourth quarter of 2020, the Company reversed $9.7 million of such provision due to improved economic conditions. See note 7 of the notes to consolidated financial statements included in this report.
Derivative settlements, net	3,679	45,406	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(28,144)	(76,195)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income/expense	(860)	(440)
Salaries and benefits	1,747	1,545
Other expenses	15,806	34,445
The Company recognized $16.7 million of expenses in 2019 to extinguish asset-backed notes from certain securitizations prior to their contractual maturity. Excluding these costs, other expenses were $17.7 million in 2019. Other than the debt extinguishment costs, the primary component of other expenses is servicing fees paid to third parties. The decrease in servicing fees in 2020 as compared to 2019 was due to a decrease in the Company's loan portfolio.

Intersegment expenses	39,172	47,362
Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The decrease in servicing fees in 2020 compared to 2019 was due to the expected amortization of the Company's FFELP portfolio and a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	56,725	83,352
Total operating expenses, excluding the $16.7 million of expenses in 2019 related to the extinguishment of debt prior to their contractual maturity (as described above), were 28 basis points and 31 basis points of the average balance of loans in 2020 and 2019, respectively.

Income before income taxes	162,703	115,796
Income tax expense	(39,049)	(27,792)	Represents income tax expense at an effective tax rate of 24%.
Net income	$123,654	88,004

Additional information:
Net income	$123,654	88,004
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The decrease in non-GAAP net income in 2020 compared to 2019 was due to (i) the provision expense recognized by the Company in 2020 related to beneficial interest in consumer loan securitizations; (ii) the decrease in the average balance of loans in 2020 as compared to 2019; (iii) an incremental provision for loan losses in 2020 related to the increase in expected defaults as a result of the COVID-19 pandemic; and (iv) a decrease in borrower late fees. These items were partially offset by (i) an increase in core loan spread; (ii) an increase in gains from the sale of consumer loan portfolios in 2020 as compared to 2019; and (iii) recognizing expenses for the early extinguishment of debt in 2019.

Derivative market value adjustments, net	28,144	76,195
Tax effect	(6,755)	(18,287)
Net income, excluding derivative market value adjustments	$145,043	145,912

Net interest income after provision for loan losses, net of settlements on derivatives

The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2020	2019	Additional information
Variable interest income, gross	$637,979	1,040,785	Decrease in 2020 compared to 2019 was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(168,933)	(180,701)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	2,578	4,495	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	471,624	864,579
Interest on bonds and notes payable	(326,753)	(689,625)	Decrease in 2020 compared to 2019 was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	10,378	5,214	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	155,249	180,168
Fixed rate floor income, gross	123,460	49,677	Fixed rate floor income increased due to lower interest rates in 2020 as compared to 2019.
Derivative settlements, net (a)	(6,699)	40,192	Derivative settlements include the settlements (paid) received related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	116,761	89,869
Core loan interest income (a)	272,010	270,037
Investment interest	16,390	17,707	Decrease was due to lower interest rates and lower weighted average cash and restricted cash balances in 2020 as compared to 2019.
Intercompany interest	(1,404)	(3,750)	Decrease was due to lower interest rates and lower weighted average debt outstanding in 2020 as compared to 2019.
Provision for loan losses - federally insured loans	(18,691)	(8,000)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations.
Provision for loan losses - private education loans	(6,155)	—
Provision for loan losses - consumer loans	(38,183)	(31,000)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$223,967	244,994
Net interest income (net of settlements on derivatives - and excluding provision for loan losses) for 2020 and 2019 was $287.0 million and $284.0 million, respectively. The increase in 2020 as compared to 2019 was due to an increase in core loan spread, partially offset by a decrease in the average balance of loans.

(a)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2020 and 2019 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 6 and in this table.

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
The Company may issue equity and debt securities in the future in order to improve capital, increase liquidity, refinance upcoming maturities, or provide for general corporate purposes. Moreover, the Company may from time-to-time repurchase certain amounts of its outstanding secured debt securities, including debt securities which the Company may issue in the future, for cash and/or through exchanges for other securities. Such repurchases or exchanges may be made in open market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transactions may be material.
The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities and asset-backed securitizations), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, repurchase agreements, and unsecured debt offerings to fund corporate activities; business acquisitions; solar, real estate, and other investments; repurchases of common stock; and repurchases of its own debt.
Recent Developments
As discussed above under “Overview - Recapitalization and Additional Funding for ALLO,” on October 1, 2020, the Company entered into various agreements with SDC, a third party global digital infrastructure investor, and ALLO, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO. As part of the transactions, on October 15, 2020, ALLO received proceeds of $197.0 million from SDC as the purchase price payment by SDC for the issuance of membership units of ALLO, and redeemed $160.0 million of non-voting preferred membership units of ALLO held by the Company. Upon the receipt of regulatory approvals on December 21, 2020, SDC, the Company, and members of ALLO’s management own approximately 48 percent, 45 percent, and 7 percent, respectively, of the outstanding voting membership interests of ALLO, and the Company deconsolidated ALLO from the Company’s consolidated financial statements.
On January 19, 2021, ALLO closed on certain private debt financing facilities from unrelated third-party lenders providing for aggregate financing of up to $230.0 million. With proceeds from this transaction, ALLO redeemed a portion of its non-voting preferred membership units held by the Company in exchange for an aggregate redemption price payment to the Company of $100.0 million.
The agreements among the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership units of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such units. As of January 19, 2021, the outstanding preferred membership units of ALLO held by the Company was $129.7 million. The preferred membership units earn a preferred annual return of 6.25 percent.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. However, ALLO has obtained third-party debt financing to support its current growth plans, and thus the Company currently believes additional equity contributions to ALLO are not likely in the immediate future.
As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership units of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized the estimated fair value of the contingent payment obligation as of December 31, 2020 to be $2.3 million, which is included in “other liabilities” on the consolidated balance sheet.
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
Based on the current business plan for Nelnet Bank and its strong financial condition after the first few months of operations, the Company currently believes that the initial capital contribution of $100.0 million and pledged deposit of $40.0 million should provide sufficient capital and liquidity to Nelnet Bank for the next two to three years.
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the years ended December 31, 2020 and 2019, the Company's net cash provided by operating activities was $212.8 million and $298.9 million, respectively.
As of December 31, 2020, the Company had cash and cash equivalents of $121.2 million. The Company also had a portfolio of available-for-sale investments, consisting primarily of student loan asset-backed securities, with a fair value of $348.6 million as of December 31, 2020. As of December 31, 2020, the Company had participated $118.6 million of these securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
The Company also has a $455.0 million unsecured line of credit that matures on December 16, 2024. As of December 31, 2020, there was $120.0 million outstanding on the unsecured line of credit and $335.0 million was available for future use. Subsequent to December 31, 2020, the Company paid down the full balance outstanding on the line of credit, and as of February 25, 2021, $455.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. In addition, the Company has a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of December 31, 2020, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use.
In addition, the Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2020, the Company holds $40.1 million (par value) of its own asset-backed securities.
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
Cash Flows
During the year ended December 31, 2020, the Company generated $212.8 million from operating activities, compared to $298.9 million for the same period in 2019. The decrease in cash flows from operating activities was due to:
•The adjustments to net income for derivative market value adjustments;
•Adjustments to net income for the impact of the gains from the deconsolidation of ALLO and sale of loans and investments; and
•The impact of changes to other liabilities and the due to customers liability account in 2020 as compared to 2019.

These factors were partially offset by:
•The increase in net income;
•Adjustments to net income for the impact of the non-cash provision for loan losses and impairment charges;
•A decrease in net payments to the Company's clearinghouse for margin payments on derivatives; and
•The impact of changes to accounts receivable and other assets in 2020 as compared to 2019.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the year ended December 31, 2020 was $621.2 million and $1.10 billion, respectively. Cash provided by investing activities and used in financing activities for the year ended December 31, 2019 was $1.52 billion and $1.79 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of December 31, 2020
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$18,886,920	5/27/25 - 10/25/68
FFELP, private education, and consumer loan warehouse facilities	428,371	2/13/22 - 2/26/23
	$19,315,291
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
As of December 31, 2020, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.30 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2020. As of December 31, 2020, the Company had $19.0 billion of loans included in asset-backed securitizations, which represented 96.8 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2020, private education and consumer loans funded with operating cash, loans acquired subsequent to December 31, 2020, and loans owned by Nelnet Bank.

Asset-backed Securitization Cash Flow Forecast
$2.30 billion
(dollars in millions)

$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
$420
$315
$290
$225
$255
$110
$90
$100
$75
$40
$40
$35
$105
$200
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034 and after

The forecasted future undiscounted cash flows of approximately $2.30 billion include approximately $1.19 billion (as of December 31, 2020) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $1.11 billion, or approximately $0.84 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's December 31, 2020 balance of consolidated shareholders' equity.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $185 million to $215 million.
Interest rates: The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $55 million to $75 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
There is significant uncertainty regarding the availability of LIBOR as a benchmark rate after 2021, and any market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. In addition, the COVID-19 pandemic may impact forecasted cash flows from the Company's asset-

backed securitizations. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate," and "Risk Factors - The COVID-19 pandemic has adversely impacted our results of operations, and is expected to continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows.”
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
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2020, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $310.0 million, of which $252.2 million was outstanding and $57.8 million was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 20, 2021). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 20, 2022). The other warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements. As of December 31, 2020, the Company had $21.2 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at December 31, 2020, see note 5 of the notes to consolidated financial statements included in this report.
The Company has a private education loan warehouse facility that, as of December 31, 2020, had an aggregate maximum financing amount available of $200.0 million, an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of December 31, 2020, $150.4 million was outstanding under this warehouse facility, $49.6 million was available for future funding, and $16.4 million was advanced as equity support. On February 12, 2021, the liquidity provisions on this facility were extended to February 13, 2022, the final maturity was extended to February 13, 2023, and the maximum facility amount was decreased to $175.0 million.
The Company has a consumer loan warehouse facility that has an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of December 31, 2020, $25.8 million was outstanding under this facility, $74.2 million was available for future funding, and $11.5 million advanced as equity support.
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
In December of 2020, Wells Fargo announced the sale of its approximately $10 billion portfolio of private education student loans representing approximately 475,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio and will begin servicing the portfolio following a series of loan transfers during the first half of 2021. In addition, the Company has entered into agreements to participate in a joint venture to acquire the portfolio. The Company expects to own approximately 8 percent of the interest in the loans and, dependent upon financing, currently expects to invest approximately $100 million as part of the acquisition. In addition, the Company will serve as the sponsor and administrator for loan securitizations on behalf of the purchaser group as the loans are securitized, and provide the required level of risk retention as the loans are permanently financed. This transaction is expected to close during the first half of 2021, with the securitizations occurring subsequent to closing.
The Company plans to fund additional loan acquisitions and related investments using current cash and investments; using its unsecured line of credit, using its Union Bank participation agreement (as described below); using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2020, $874.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During 2020, the Company completed five FFELP asset-backed securitizations totaling $1.6 billion (par value). The proceeds from these transactions were used primarily to refinance student loans included in the Company's FFELP warehouse facilities. See note 5 of the notes to consolidated financial statements included in this report for additional information on these securitizations.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2020, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of December 31, 2020, the unsecured line of credit had $120.0 million outstanding and $335.0 million was available for future use. As of February 25, 2021, no amounts were outstanding on the line of credit and $455.0 million was available for future use. The Company also has a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of December 31, 2020, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of December 31, 2020, $118.6 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.

For further discussion of these debt facilities described above, see note 5 of the notes to consolidated financial statements included in this report.
Debt Repurchases
Due to the Company’s positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. See note 5 of the notes to consolidated financial statements included in this report for information on debt repurchased by the Company during the last three years.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of December 31, 2020, 3,246,732 shares remain authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity. Shares repurchased by the Company during 2020 and 2019 are shown below. Certain of these repurchases were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2020	1,594,394	$73,358	$46.01
Year ended December 31, 2019	726,273	40,411	55.64

Included in the shares repurchased during 2019 in the table above are a total of 180,000 shares of Class A common stock the Company purchased on June 17, 2019 from Shelby J. Butterfield, a significant shareholder of the Company, and from the Butterfield Family Trust, an estate planning trust for the family of Stephen F. Butterfield, the Company's former Vice-Chairman. Included in the shares repurchased during 2020 are a total of 100,000 shares of Class A common stock the Company purchased on May 27, 2020 from Shelby J. Butterfield. The shares purchased in 2019 and 2020 were purchased at a discount to the closing market price of the Company's Class A common stock as of June 17, 2019, and May 27, 2020, respectively, and the transactions were separately approved by the Company's Board of Directors. Immediately prior to the Company's purchase of such shares from Ms. Butterfield and the Butterfield Family Trust, the purchased shares were shares of the Company's Class B common stock that Ms. Butterfield and the Butterfield Family Trust converted to shares of Class A common stock.
Dividends
Dividends of $0.20 per share on the Company’s Class A and Class B common stock were paid on March 13, 2020, June 15, 2020, and September 15, 2020, respectively, and a dividend of $0.22 per share was paid on December 15, 2020.
The Company's Board of Directors declared a first quarter 2021 cash dividend on the Company's Class A and Class B common stock of $0.22 per share. The dividend will be paid on March 15, 2021, to shareholders of record at the close of business on March 1, 2021.
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

Contractual Obligations
The Company’s contractual obligations were as follows:

	As of December 31, 2020
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Bonds and notes payable (a)	$19,558,849	118,558	433,371	218,761	18,788,159
Operating lease liabilities	20,796	6,578	6,795	2,986	4,437
Total	$19,579,645	125,136	440,166	221,747	18,792,596

(a)    Amounts exclude interest as substantially all bonds and notes payable carry variable rates of interest.
As of December 31, 2020, the Company had a reserve of $16.0 million for uncertain income tax positions (including the federal benefit received from state positions). This obligation is not included in the above table as the timing and resolution of the income tax positions cannot be reasonably estimated at this time.
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
Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of the expected lifetime credit losses inherent in loan receivables as of the balance sheet date. The adequacy of the allowance for loan losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Such assumptions are discussed below, and such uncertainty is due in part to the fact that loans in the Company’s portfolio mature over the next 20 years (with a weighted average remaining life of 9.8 years), and actual credit losses will be affected by, among other things, future economic conditions and future personal financial situations for borrowers, over that extended time frame. Changes in the Company’s assumptions affect “provision for loan losses” on the Company’s consolidated income statements and the “allowance for loan losses” contained within “loans and accrued interest receivable, net of allowance for loan losses” on the Company’s consolidated balance sheets. For additional information regarding our allowance for loan losses, see note 3 of the notes to consolidated financial statements included in this report.
The Company estimates the allowance for loan losses for receivables that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses, recent portfolio performance, and forward-looking macroeconomic conditions. The models vary by portfolio type including FFELP, private education, and consumer loans. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.
The Company’s allowance for credit losses is based on various assumptions including: probability of default; loss given default; exposure at default; net loss rates for its consumer portfolio; contractual terms, including prepayments; forecast period; reversion method; reversion period; and macroeconomic factors, including unemployment rates, gross domestic product, and the consumer price index.

The allowance for loan losses is made at a specific point in time and based on relevant information as discussed above. The allowance for loan losses is maintained at a level management believes is appropriate to provide for expected lifetime credit losses inherent in loan receivables as of the balance sheet date. This evaluation is inherently subjective because it requires numerous estimates made by management. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. Changes in estimates could significantly affect the Company's recorded balance for the allowance for loan losses.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
The following standard may have an impact on the Company’s consolidated financial statements and disclosures.
ASU 2019-12, Simplifying the Accounting for Income Taxes. In December 2019, the Financial Accounting Standards Board issued a new accounting standard that simplifies the accounting for income taxes by removing several exceptions in the current standard and adding guidance to reduce complexity in certain areas. The new standard clarifies that an entity may elect to, but is not required to, reflect an allocation of consolidated current and deferred tax expense for non-taxable legal entities that are treated as disregarded by taxing authorities in their separately issued financial statements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company has determined to not reflect the allocation of income taxes in the financial statements of its disregarded entities, and thus the Company currently believes this standard will not have a significant impact on the Company’s consolidated financial statements.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk
The Company’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact the Company due to shifts in market interest rates.
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2020		As of December 31, 2019
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,737,346	44.6%	$3,647,365	17.5%
Variable-rate loan assets	10,839,305	55.4	17,151,354	82.5
Total	$19,576,651	100.0%	$20,798,719	100.0%

Fixed-rate debt instruments	$960,327	4.9%	$562,203	2.7%
Variable-rate debt instruments	18,598,522	95.1	20,240,977	97.3
Total	$19,558,849	100.0%	$20,803,180	100.0%
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

As a result of the significant drop in interest rates during the first half of 2020, the Company earned $4.8 million of variable-rate floor income on approximately $1.4 billion of FFELP loans during the six months ended June 30, 2020. Since the borrower rate reset on July 1, 2020, the Company no longer earns such variable-rate floor income on these loans, reflecting the lower interest rate environment. No variable-rate floor income was earned by the Company in 2019.
A summary of fixed rate floor income earned by the Company during these years follows.

	Year ended December 31,
	2020	2019
Fixed rate floor income, gross	$123,460	49,677
Derivative settlements (a)	(6,699)	40,192
Fixed rate floor income, net	$116,761	89,869

(a)    Derivative settlements consist of settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased in 2020 as compared to 2019 due to lower interest rates in 2020 as compared to 2019.
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
The decrease in net derivative settlements (paid) received from the floor income interest rate swaps in 2020 as compared to 2019 was due to a decrease in the weighted average of notional amount of derivatives outstanding in 2020 as compared to 2019 and a decrease in interest rates. The Company added $2.75 billion (notional amount) of additional derivatives during the fourth quarter of 2020, resulting in a total of $4.5 billion (notional amount) of derivatives outstanding as of December 31, 2020, to hedge loans earning fixed rate floor income.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2020:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
< 3.0%	2.88%	0.24%	$1,186,168
3.0 - 3.49%	3.19%	0.55%	1,503,152
3.5 - 3.99%	3.65%	1.01%	1,444,215
4.0 - 4.49%	4.20%	1.56%	1,081,191
4.5 - 4.99%	4.71%	2.07%	674,391
5.0 - 5.49%	5.22%	2.58%	447,689
5.5 - 5.99%	5.67%	3.03%	300,574
6.0 - 6.49%	6.19%	3.55%	346,665
6.5 - 6.99%	6.70%	4.06%	339,577
7.0 - 7.49%	7.17%	4.53%	125,250
7.5 - 7.99%	7.71%	5.07%	227,133
8.0 - 8.99%	8.18%	5.54%	537,150
> 9.0%	9.05%	6.41%	200,936
			$8,414,091

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2020, the weighted average estimated variable conversion rate was 1.94% and the short-term interest rate was 15 basis points.
The following table summarizes the outstanding derivative instruments as of December 31, 2020 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2021	$600,000	2.15%
2022 (b)	500,000	0.94
2023	900,000	0.62
2024 (c)	2,000,000	0.32
2025	500,000	0.35
	$4,500,000	0.70%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b)    $250.0 million of these derivatives have forward effective start dates in June 2021.
(c)     $750.0 million of these derivatives have forward effective start dates in June 2021.

The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2020:

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$17,800,940	—
3 month H15 financial commercial paper	Daily	736,982	—
3 month Treasury bill	Daily	591,251	—
1 month LIBOR	Monthly	—	10,658,995
3 month LIBOR (a)	Quarterly	—	6,468,648
Fixed rate	—	—	923,076
Auction-rate (b)	Varies	—	749,925
Asset-backed commercial paper (c)	Varies	—	252,165
Other (d)	—	1,281,065	1,357,429
		$20,410,238	20,410,238

(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2020.

Maturity	Notional amount (i)
2021	$250,000
2022	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$6,150,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2020 was one-month LIBOR plus 9.1 basis points.

(b)    As of December 31, 2020, the Company was sponsor for $749.9 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(57,447)	(12.8)%	$(108,018)	(24.0)%	$(7,157)	(1.6)%	$(21,477)	(4.8)%
Impact of derivative settlements	13,955	3.1	41,864	9.3	6,112	1.4	18,336	4.1
Increase (decrease) in net income before taxes	$(43,492)	(9.7)%	$(66,154)	(14.7)%	$(1,045)	(0.2)%	$(3,141)	(0.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.85)		$(1.29)		$(0.02)		$(0.06)
	Year ended December 31, 2019
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(23,199)	(13.1)%	$(43,368)	(24.5)%	$(9,462)	(5.3)%	$(28,385)	(16.1)%
Impact of derivative settlements	28,793	16.3	86,380	48.8	6,780	3.8	20,340	11.5
Increase (decrease) in net income before taxes	$5,594	3.2%	$43,012	24.3%	$(2,682)	(1.5)%	$(8,045)	(4.6)%
Increase (decrease) in basic and diluted earnings per share	$0.11		$0.82		$(0.05)		$(0.15)
Financial Statement Impact – Derivatives
For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income, see note 6 of the notes to consolidated financial statements included in this report.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting despite the fact that the majority of its employees are working remotely due to the COVID-19 pandemic. The Company is continually monitoring and assessing the effect of the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Lincoln, Nebraska
February 25, 2021
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2020, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information as to the directors, executive officers, and corporate governance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “CORPORATE GOVERNANCE,” and the information as to any delinquent report under Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Delinquent Section 16(a) Reports," to the extent any such disclosure is required, in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2021 Annual Meeting of Shareholders scheduled to be held on May 20, 2021 (the “Proxy Statement”), is incorporated herein by reference.
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
The following table summarizes information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

	As of December 31, 2020
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,770,260	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,770,260
(1) Includes 1,308,874, 68,445, and 392,941 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.
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

4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

4.2
Form of Class A Common Stock Certificate of Nelnet, Inc., filed on November 24, 2003 as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

4.3	Certain instruments, including indentures of trust, defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, none of which instruments authorizes a total amount of indebtedness thereunder in excess of 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis, are omitted from this Exhibit Index pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Certain of such instruments have been previously filed with the Securities and Exchange Commission, and the registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

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

10.21+
Amendment to Nelnet, Inc. Restricted Stock Plan, effective as of February 11, 2020, filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

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

10.30
Modification of Contract dated effective as of December 15, 2020 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 15, 2020 and incorporated herein by reference.

10.31
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

10.35
Modification of Contract dated effective as of November 25, 2019 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 27, 2019 and incorporated herein by reference.

10.36
Modification of Contract dated effective as of December 15, 2020 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 15, 2020 and incorporated herein by reference.

10.37
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

10.39
Management Agreement, dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.40#
Appendix A, dated July 29, 2020, to Management Agreement dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.41
Management Agreement, dated effective as of January 4, 2016, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.

10.42
Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.43
Amended Appendix A, dated May 8, 2019, to Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference.

10.44#
Amended Appendix A, dated July 29, 2020, to Management Agreement dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.45#
Management Agreement dated effective as of July 29, 2020, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.46
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.47
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.48
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

10.51
Subordination Agreement effective as of July 26, 2019, by and between Union Bank and Trust Company, Nelnet, Inc., and Agile Sports Technologies, Inc., filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.52
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

10.53
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of October 1, 2020, among Nelnet, Inc., the various Lenders signatory thereto, and U.S. Bank National Association, as Administrative Agent for the Lenders, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 2, 2020 and incorporated herein by reference.

10.54
Second Amended and Restated Guaranty dated as of December 16, 2019, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on December 16, 2019 and incorporated herein by reference.

10.55
Agreement for Purchase and Sale of Interest in Aircraft dated as of December 31, 2018, by and between National Education Loan Network, Inc. and Union Financial Services, Inc., filed as Exhibit 10.42 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.56
Aircraft Joint Ownership Agreement dated as of January 1, 2019, by and between National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.57
Aircraft Management Agreement, dated as of January 1, 2019, by and between Duncan Aviation, Inc. and National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.44 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.58
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

10.59
Master Private Loan Program Agreement dated as of August 22, 2018, by and between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.60±
Education Loan Marketing Agreement dated as of August 22, 2018, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.61±
Private Student Loan Origination and Servicing Agreement dated as of August 22, 2018, by and between Nelnet Servicing, LLC, d/b/a Firstmark Services, and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.62±±
Private Student Loan Purchase Agreement dated as of November 19, 2019, by and among National Education Loan Network, Inc., as Purchaser, Union Bank and Trust Company, as Purchaser Lender Trustee, and Union Bank and Trust Company, as Seller, filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

10.63
Private Loan Sale Agreement dated as of October 9, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.64
Private Student Loan Servicing Agreement dated as of October 9, 2014, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.65
First Amendment of Loan Servicing Agreement dated as of September 27, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.49 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.66
Private Loan Servicing Letter Agreement dated as of February 27, 2017, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.54 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.67
Form of Trust/Custodial/Safekeeping Agreement by and between National Education Loan Network, Inc., as Principal, and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.68
Form of Special Investment Directions by National Education Loan Network, Inc. and its affiliates, as Principal under the Form of Trust/Custodial/Safekeeping Agreement between Principal and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.56 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.69
Loan Participation Agreement dated as of January 1, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

10.70
Amended and Restated Trust Agreement dated as of December 21, 2018 among Nelnet Private Student Loan Financing Corporation, as Depositor, Union Bank and Trust Company, as Trustee, and U.S. Bank Trust National Association, as Delaware Trustee, filed as Exhibit 10.57 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.71±±
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

10.72±±
Interim Trust Agreement, dated effective as of January 11, 2019, by and among ACM F Acquisition, LLC, as ACM Seller, National Education Loan Network, Inc., as NELN Seller, and Union Bank and Trust Company, as Interim Trustee, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.73
SLABS Participation Agreement, dated effective as of May 5, 2020, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.74
Parent Company Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.75
Capital and Liquidity Maintenance Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.76++
Master Agreement entered into as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.77++
Membership Unit Purchase Agreement, dated as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.78
Omnibus Amendment dated as of October 15, 2020 to the Master Agreement and the Membership Unit Purchase Agreement, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

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

# Schedules, exhibits, and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY
The Company has elected not to include an optional summary of information required by Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 25, 2021
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 25, 2021
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 25, 2021
Michael S. Dunlap

/s/ JAMES P. ABEL	Director	February 25, 2021
James P. Abel

/s/ PREETA D. BANSAL	Director	February 25, 2021
Preeta D. Bansal

/s/ WILLIAM R. CINTANI	Director	February 25, 2021
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 25, 2021
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 25, 2021
David S. Graff

/s/ THOMAS E. HENNING	Director	February 25, 2021
Thomas E. Henning

/s/ JOANN M. MARTIN	Director	February 25, 2021
JoAnn M. Martin

/s/ KIMBERLY K. RATH	Director	February 25, 2021
Kimberly K. Rath

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes collectively, the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its related amendments.”
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses
As discussed in Note 3 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326), as of January 1, 2020. The allowance for loan losses as of January 1, 2020 was $152.9 million (the January 1, 2020 ALL). As discussed in Note 4 to the consolidated financial statements, the Company’s allowance for loan losses as of December 31, 2020 was $175.7 million (the December 31, 2020 ALL). The January 1, 2020 ALL and December 31, 2020 ALL, collectively the ALL, is the measure of expected credit losses on a pooled basis for those loans that share similar risk characteristics. The Company estimated the ALL using an undiscounted cash flow model on its federally insured and private education loan portfolios and a remaining life method for its consumer loan portfolio. The Company’s methodologies are based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and the exposure at default (EAD) over the expected life of the loans. For the remaining life method, the expected credit losses are the product of multiplying the Company’s estimated net loss rate by the EAD over the expected life of the loans. Both the undiscounted model and remaining life method incorporate current and forecasted economic scenarios over the reasonable and supportable forecast periods. After the reasonable and supportable forecast periods, the Company reverts to their actual long-term historical loss experience in the historical observation period. A portion of the ALL is comprised of qualitative adjustments to historical loss experience.
We identified the assessment of the January 1, 2020 ALL and the December 31, 2020 ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the ALL methodology, including the methods and models used to estimate the PD, LGD, and net loss rates used in the remaining life method, and their significant assumptions. Such assumptions included segmentation of loans with similar risk characteristics, the current and forecasted economic scenarios, the reasonable and supportable forecast period, and the historical observation period. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ALL estimates, including controls over the:
•development of the ALL methodology
•development of the PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models, and the net loss rates used in the remaining life method
•performance monitoring of the PD and LGD models, and net loss rates used in the remaining life method for the December 31, 2020 ALL
•analysis of the ALL results, trends, and ratios.
We evaluated the Company’s process to develop the ALL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models, and net loss rates used in the remaining life method
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology used to develop the economic forecast scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•assessing the economic forecast scenarios through comparison to publicly available forecasts
•evaluating the length of the historical observation period and reasonable and supportable forecast period by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.
We also assessed the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the ALL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1998.
Lincoln, Nebraska
February 25, 2021

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2020 and 2019
	2020	2019
	(Dollars in thousands, except share data)
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $175,698 and $61,914, respectively)	$20,185,656	21,402,868
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	33,292	13,922
Cash and cash equivalents - held at a related party	87,957	119,984
Total cash and cash equivalents	121,249	133,906
Investments	992,940	247,099
Restricted cash	553,175	650,939
Restricted cash - due to customers	283,971	437,756
Accounts receivable (net of allowance for doubtful accounts of $1,824 and $4,455, respectively)	76,460	115,391
Goodwill	142,092	156,912
Intangible assets, net	75,070	81,532
Property and equipment, net	123,527	348,259
Other assets	92,020	134,308
Total assets	$22,646,160	23,708,970
Liabilities:
Bonds and notes payable	$19,320,726	20,529,054
Accrued interest payable	28,701	47,285
Bank deposits	54,633	—
Other liabilities	312,280	303,781
Due to customers	301,471	437,756
Total liabilities	20,017,811	21,317,876
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,193,154 shares and 28,458,495 shares, respectively	272	285
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,155,571 shares and 11,271,609 shares, respectively	112	113
Additional paid-in capital	3,794	5,715
Retained earnings	2,621,762	2,377,627
Accumulated other comprehensive earnings	6,102	2,972
Total Nelnet, Inc. shareholders' equity	2,632,042	2,386,712
Noncontrolling interests	(3,693)	4,382
Total equity	2,628,349	2,391,094
Total liabilities and equity	$22,646,160	23,708,970

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$20,132,996	21,399,382
Restricted cash	499,223	639,847
Bonds and notes payable	(19,355,375)	(20,742,798)
Accrued interest payable and other liabilities	(83,127)	(162,494)
Net assets of consolidated education and other lending variable interest entities	$1,193,717	1,133,937
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2020, 2019, and 2018

	2020	2019	2018
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$595,113	914,256	897,666
Investment interest	24,543	34,421	26,600
Total interest income	619,656	948,677	924,266
Interest expense:
Interest on bonds and notes payable and bank deposits	330,071	699,327	669,906
Net interest income	289,585	249,350	254,360
Less provision for loan losses	63,360	39,000	23,000
Net interest income after provision for loan losses	226,225	210,350	231,360
Other income/expense:
Loan servicing and systems revenue	451,561	455,255	440,027
Education technology, services, and payment processing revenue	282,196	277,331	221,962
Communications revenue	76,643	64,269	44,653
Other	57,561	47,918	54,805
Gain on sale of loans	33,023	17,261	—
Gain from deconsolidation of ALLO	258,588	—	—
Impairment expense and provision for beneficial interests	(24,723)	—	(11,721)
Derivative market value adjustments and derivative settlements, net	(24,465)	(30,789)	71,085
Total other income/expense	1,110,384	831,245	820,811
Cost of services:
Cost to provide education technology, services, and payment processing services	82,206	81,603	59,566
Cost to provide communications services	22,812	20,423	16,926
Total cost of services	105,018	102,026	76,492
Operating expenses:
Salaries and benefits	501,832	463,503	436,179
Depreciation and amortization	118,699	105,049	86,896
Other expenses	160,574	194,272	166,310
Total operating expenses	781,105	762,824	689,385
Income before income taxes	450,486	176,745	286,294
Income tax expense	100,860	35,451	58,770
Net income	349,626	141,294	227,524
Net loss attributable to noncontrolling interests	2,817	509	389
Net income attributable to Nelnet, Inc.	$352,443	141,803	227,913
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$9.02	3.54	5.57
Weighted average common shares outstanding - basic and diluted	39,059,588	40,047,402	40,909,022
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2020, 2019, and 2018
	2020	2019	2018
	(Dollars in thousands)
Net income	$349,626	141,294	227,524
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	6,637	(1,199)	1,056
Reclassification adjustment for gains recognized in net income, net of losses	(2,521)	—	(978)
Income tax effect	(986)	288	(69)
Total other comprehensive income (loss)	3,130	(911)	9
Comprehensive income	352,756	140,383	227,533
Comprehensive loss attributable to noncontrolling interests	2,817	509	389
Comprehensive income attributable to Nelnet, Inc.	$355,573	140,892	227,922

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2020, 2019, and 2018
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2017	—	29,341,517	11,468,587	$—	293	115	521	2,143,983	4,617	15,858	2,165,387
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,023	1,023
Net income (loss)	—	—	—	—	—	—	—	227,913	—	(389)	227,524
Other comprehensive income	—	—	—	—	—	—	—	—	9	—	9
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(525)	(525)
Cash dividends on Class A and Class B common stock - $0.66 per share	—	—	—	—	—	—	—	(26,839)	—	—	(26,839)
Issuance of common stock, net of forfeitures	—	316,148	—	—	3	—	5,171	—	—	—	5,174
Compensation expense for stock based awards	—	—	—	—	—	—	6,194	—	—	—	6,194
Repurchase of common stock	—	(868,147)	—	—	(8)	—	(11,264)	(34,059)	—	—	(45,331)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—	2,007	(743)	—	1,264
Conversion of common stock	—	8,946	(8,946)	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(13,449)	—	(5,652)	(19,101)
Balance as of December 31, 2018	—	28,798,464	11,459,641	—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,756	4,756
Net income (loss)	—	—	—	—	—	—	—	141,803	—	(509)	141,294
Other comprehensive loss	—	—	—	—	—	—	—	—	(911)	—	(911)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,103)	(4,103)
Cash dividends on Class A and Class B common stock - $0.74 per share	—	—	—	—	—	—	—	(29,485)	—	—	(29,485)
Issuance of common stock, net of forfeitures	—	198,272	—	—	2	—	4,849	—	—	—	4,851
Compensation expense for stock based awards	—	—	—	—	—	—	6,401	—	—	—	6,401
Repurchase of common stock	—	(726,273)	—	—	(7)	—	(6,157)	(34,247)	—	—	(40,411)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Conversion of common stock	—	188,032	(188,032)	—	2	(2)	—	—	—	—	—
Balance as of December 31, 2019	—	28,458,495	11,271,609	—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	219,265	219,265
Net income (loss)	—	—	—	—	—	—	—	352,443	—	(2,817)	349,626
Other comprehensive income	—	—	—	—	—	—	—	—	3,130	—	3,130
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16,123)	(16,123)
Cash dividends on Class A and Class B common stock - $0.82 per share	—	—	—	—	—	—	—	(31,778)	—	—	(31,778)
Issuance of common stock, net of forfeitures	—	213,015	—	—	2	—	5,626	—	—	—	5,628
Compensation expense for stock based awards	—	—	—	—	—	—	7,290	—	—	—	7,290
Repurchase of common stock	—	(1,594,394)	—	—	(16)	—	(14,837)	(58,505)	—	—	(73,358)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,868)	—	—	(18,868)
Conversion of common stock	—	116,038	(116,038)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(375)	—	(225)	(600)
Deconsolidation of noncontrolling interest - ALLO	—	—	—	—	—	—	—	—	—	(208,175)	(208,175)
Other equity transactions, net of costs incurred to sell shares of subsidiary	—	—	—	—	—	—	—	1,218	—	—	1,218
Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2020, 2019, and 2018
	2020	2019	2018
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$352,443	141,803	227,913
Net loss attributable to noncontrolling interests	(2,817)	(509)	(389)
Net income	349,626	141,294	227,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	198,473	192,662	184,682
Loan discount accretion	(35,285)	(35,824)	(40,800)
Provision for loan losses	63,360	39,000	23,000
Derivative market value adjustments	28,144	76,195	(1,014)
(Payments to) proceeds from termination of derivative instruments, net	—	(12,530)	10,283
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(26,747)	(70,685)	40,382
Gain from deconsolidation of ALLO, including cash impact	(287,579)	—	—
Gain from sale of loans	(33,023)	(17,261)	—
Gain from investments, net	(14,055)	(3,095)	(8,139)
(Gain from) loss on repurchases and extinguishment of debt, net	(1,924)	16,553	(359)
Deferred income tax expense (benefit)	7,974	(7,265)	10,981
Non-cash compensation expense	16,739	6,781	6,539
Impairment expense and provision for beneficial interests	24,723	—	11,721
Other	186	584	(2,551)
Increase in loan and investment accrued interest receivable	(61,090)	(54,586)	(248,869)
Decrease (increase) in accounts receivable	40,880	(55,949)	3,059
Decrease (increase) in other assets, net	59,182	(19,858)	(4,069)
Decrease in the carrying amount of ROU asset	11,594	8,793	—
(Decrease) increase in accrued interest payable	(18,584)	(14,394)	11,640
Increase (decrease) in other liabilities	35,907	49,100	(12,506)
Decrease in the carrying amount of lease liability	(9,401)	(8,678)	—
(Decrease) increase in due to customers	(136,285)	68,078	59,388
Net cash provided by operating activities	212,815	298,915	270,892
Cash flows from investing activities, net of acquisitions:
Purchases of loans	(1,459,696)	(1,906,669)	(3,847,553)
Purchases of loans from a related party	(147,539)	(101,538)	(74,698)
Net proceeds from loan repayments, claims, and capitalized interest	2,644,347	3,462,391	3,322,783
Proceeds from sale of loans	136,126	196,564	23,712
Purchases of available-for-sale securities	(471,510)	(1,010)	(46,424)
Proceeds from sales of available-for-sale securities	173,784	105	71,415
Proceeds from beneficial interest in loan securitizations	44,213	6,593	—
Purchases of other investments	(168,216)	(103,250)	(67,040)
Proceeds from other investments	13,011	63,879	23,039
Purchases of property and equipment	(113,312)	(92,499)	(125,023)
Business acquisitions, net of cash and restricted cash acquired	(29,989)	—	(12,562)
Net cash provided by (used in) investing activities	$621,219	1,524,566	(732,351)

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	2020	2019	2018
	(Dollars in thousands)
Cash flows from financing activities:
Payments on bonds and notes payable	$(3,129,485)	(4,698,878)	(3,113,503)
Proceeds from issuance of bonds and notes payable	1,884,689	2,997,972	3,922,962
Payments of debt issuance costs	(8,674)	(14,406)	(13,808)
Payments to extinguish debt	—	(14,030)	—
Increase in bank deposits, net	54,633	—	—
Dividends paid	(31,778)	(29,485)	(26,839)
Repurchases of common stock	(73,358)	(40,411)	(45,331)
Proceeds from issuance of common stock	1,653	1,552	1,359
Acquisition of noncontrolling interest	(600)	—	(13,449)
Issuance of noncontrolling interests	205,768	4,650	918
Distribution to noncontrolling interests	(1,088)	(235)	(525)
Net cash (used in) provided by financing activities	(1,098,240)	(1,793,271)	711,784
Net (decrease) increase in cash, cash equivalents and restricted cash	(264,206)	30,210	250,325
Cash, cash equivalents, and restricted cash, beginning of year	1,222,601	1,192,391	942,066
Cash, cash equivalents, and restricted cash, end of year	$958,395	1,222,601	1,192,391

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$301,570	657,436	591,394
Cash disbursements made for income taxes, net of refunds and credits received (a)	$29,685	17,672	473
Cash disbursements made for operating leases	$11,488	9,966	—

Noncash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$4,282	8,731	—
Receipt of beneficial interest in consumer loan securitizations	$52,501	39,780	—
Distribution to noncontrolling interest	$15,035	3,868	—

(a) For 2020, 2019, and 2018 the Company utilized $53.9 million, $31.8 million, and $14.7 million of federal and state tax credits, respectively, related primarily to renewable energy.
Supplemental disclosures of noncash activities regarding the adoption of the new accounting standard for measurement of credit losses on January 1, 2020 are contained in note 3.
Supplemental disclosures of noncash activities regarding the Company's recapitalization of ALLO in 2020 and business acquisitions during 2020 and 2018 are contained in note 2 and note 8, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Total cash and cash equivalents	$121,249	133,906	121,347	66,752
Restricted cash	553,175	650,939	701,366	688,193
Restricted cash - due to customers	283,971	437,756	369,678	187,121
Cash, cash equivalents, and restricted cash	$958,395	1,222,601	1,192,391	942,066

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diverse company with a purpose to serve others and a vision to make customers' dreams possible by delivering customer focused products and services. The largest operating businesses engage in loan servicing and education technology, services, and payment processing, and the Company also has a significant investment in communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in real estate, early-stage and emerging growth companies, and renewable energy. Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
• Nelnet Bank
A description of each reportable operating segment is included below. See note 15 for additional information on the Company's segment reporting.
Loan Servicing and Systems
The primary service offerings of the Loan Servicing and Systems operating segment include:
•Servicing federally-owned student loans for the Department of Education
•Servicing FFELP loans
•Originating and servicing private education and consumer loans
•Backup servicing for FFELP, private education and consumer loans
•Providing student loan servicing software and other information technology products and services
•Customer acquisition, management services, and backup servicing for community solar developers
•Providing outsourced services including call center, processing, and marketing services
LSS provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio in addition to generating external fee revenue when performed for third-party clients. In addition, LSS provides backup servicing to third-parties, which allows a transfer of the customer’s servicing volume to the Company’s platform and becoming a full servicing customer if their existing servicer cannot perform their duties.
On February 7, 2018, NDS acquired Great Lakes Educational Loan Services, Inc. (“Great Lakes”). See note 8 for additional information related to this acquisition. Nelnet Servicing, LLC, (“Nelnet Servicing”), a subsidiary of the Company, and Great Lakes are two of four large private sector companies (referred to as Title IV Additional Servicers, or “TIVAS”) awarded a student loan servicing contract by the Department to provide additional servicing capacity for loans owned by the Department.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

This segment also provides student loan servicing software, which is used internally and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions usable by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.
This segment also provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, interacting with customers through multi-channels, and processing and technology services.
Education Technology, Services, and Payment Processing
The Education Technology, Services, and Payment Processing segment (known as Nelnet Business Solutions (“NBS”)) provides service and technology to administrators, teachers, students, and families of K-12 schools and higher education institutions. The Company's payment processing services and technologies also serve customers outside of education.
In the K-12 market, the Company (known as FACTS) offers (i) financial management, including tuition payment plans, financial needs assessment (grant and aid), incidental billing, advanced accounting, and payment forms; (ii) school administration solutions, including school information system software that automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management; (iii) advancement (giving management), including a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting; (iv) enrollment and communications, including website design and cost effective admissions software; (v) professional development and educational instruction services; and (vi) innovative technology products that aid in teacher and student evaluations. In the higher education market, the Company (known as Nelnet Campus Commerce) offers solutions including (i) tuition payment plans and (ii) payment technology and processing.
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
Communications
ALLO Communications LLC (“ALLO”) provides pure fiber optic service to homes and businesses for internet, television, and telephone services. ALLO derives its revenue primarily from the sale of communication services to residential, governmental, and business customers in Nebraska and Colorado. Internet and television services include revenue from residential and business customers for subscriptions to ALLO's data and video products. ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds of up to 1 gigabit per second for residential customers and is capable of providing symmetrical speeds of over 1 gigabit per second for business customers. Telephone services include local and long distance telephone service, hosted PBX services, and other services.
On December 21, 2020 the Company deconsolidated ALLO from the Company’s consolidated financial statements due to ALLO’s recapitalization. The recapitalization of ALLO is not considered a strategic shift in the Company’s involvement with ALLO and ALLO’s results of operations, prior to deconsolidation, are presented by the Company as a reportable operating segment. See note 2, “Recent Developments - ALLO Recapitalization,” for a description of this transaction and the Company’s continued involvement.
Asset Generation and Management
The Company's Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Substantially all loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“Consolidation” loans). AGM also acquires private education and consumer loans. AGM generates a substantial portion of its earnings from the spread, referred to as the Company's loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nelnet Bank
On November 2, 2020, the Company obtained final approval from the Federal Deposit Insurance Corporation ("FDIC") for federal deposit insurance and for a bank charter from the Utah Department of Financial Institutions ("UDFI") in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The operating results of Whitetail Rock Capital Management, LLC (“WRCM”), the Company's SEC-registered investment advisor subsidiary
•Income earned on certain investment activities, including renewable energy (solar) and real estate
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.
2. Recent Developments - ALLO Recapitalization
On October 1, 2020, the Company entered into various agreements with SDC Allo Holdings, LLC (“SDC”), a third party global digital infrastructure investor, and ALLO, then a majority owned communications subsidiary of the Company, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO.
The agreements provided for a series of interrelated transactions, whereby on October 15, 2020, ALLO received proceeds of $197.0 million from SDC as the purchase price for the issuance of non-voting preferred membership units of ALLO, and redeemed $160.0 million of non-voting preferred membership units of ALLO held by the Company. On December 21, 2020, the non-voting preferred membership units of ALLO held by SDC automatically converted into voting membership units of ALLO pursuant to the terms of the agreements upon the receipt on December 21, 2020 of the required approvals from applicable regulatory authorities. As a result of such conversion, SDC, the Company, and members of ALLO’s management own approximately 48 percent, 45 percent, and 7 percent, respectively, of the outstanding voting membership interests of ALLO, and the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Upon the deconsolidation of ALLO, the Company recorded its 45 percent voting membership interests in ALLO at fair value, and accounts for such investment under the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units in ALLO at fair value, and accounts for such investment as a separate equity investment. As a result of the deconsolidation of ALLO, the Company recognized a gain of $258.6 million in the fourth quarter of 2020 as summarized below.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 21, 2020
Voting interest/equity method investment - recorded at fair value	$132,960
Preferred membership interest investment - recorded at fair value	228,530
Less: ALLO assets deconsolidated:
Cash and cash equivalents – not held at a related party	(299)
Cash and cash equivalents – held at a related party	(28,692)
Accounts receivable	(4,138)
Goodwill	(21,112)
Intangible assets	(6,083)
Property and equipment, net	(245,295)
Other assets	(29,643)
Other liabilities	24,185
Noncontrolling interests	208,175
Gain recognized upon deconsolidation of ALLO	$258,588

The agreements between the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership units of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such units. As of December 31, 2020, the outstanding preferred membership units of ALLO held by the Company was $228.9 million. The preferred membership units earn a preferred annual return of 6.25 percent.
The impact to the Company’s 2020 operating results as a result of the ALLO recapitalization is summarized below:

Gain from deconsolidation	$258,588
Compensation expense (note 1)	(9,298)
Obligation to SDC (note 2)	(2,339)
$246,951

Note 1: On October 1, 2020 (prior to the deconsolidation of ALLO), ALLO recognized compensation expense related to the modification of certain equity awards previously granted to members of ALLO’s management.
Note 2:    As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership units of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized the estimated fair value of the contingent payment as of December 31, 2020 to be $2.3 million, which is included in “other liabilities” on the consolidated balance sheet.
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
The Company makes investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are included in "investments" on the consolidated balance sheets and accounted for under the HLBV method of accounting. The carrying value of these investments are reduced by tax credits earned when the solar project is placed in service. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are included in “other liabilities” on the consolidated balance sheet. The Company’s maximum exposure to loss from these unconsolidated VIEs include the investment, unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The tax credit recapture period ratably decreases over five years from when the project is placed in service. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the energy-producing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.
The following table provides a summary of solar investment VIEs that the Company has not consolidated:

	As of December 31,
	2020	2019
Investment carrying amount	$(30,373)	7,562
Tax credits subject to recapture	117,740	67,069
Unfunded capital and other commitments	17,462	14,006
Maximum exposure to loss (a)	$104,829	88,637
(a)    Amounts include $15.6 million and $3.0 million as of December 31, 2020 and 2019, respectively, syndicated to other investors in certain solar projects.
As of December 31, 2020, the Company owned 45 percent of the economic rights of ALLO Communications LLC and has a disproportional 43 percent of the voting rights related to all operating decisions for ALLO's business. See note 1, “Description of Business,” for a description of ALLO, including the primary services offered. See note 2, “Recent Developments - ALLO Recapitalization,” for disclosure of ALLO’s recapitalization and the Company’s recognition of its voting interest/equity method and non-voting preferred membership investments, which is the Company’s maximum exposure to loss.
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
The Company aggregates loans with similar risk characteristics into pools to estimate its expected credit losses. The Company evaluates such pooling decisions each quarter and makes adjustments as risk characteristics change.
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
The Company utilizes an undiscounted cash flow methodology in determining its lifetime expected credit losses on its federally insured and private education loan portfolios and a remaining life methodology for its consumer loan portfolio. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default and loss given default and the exposure of default over the expected life of the loans. For the remaining life method, the expected credit losses are the product of multiplying the Company’s estimated net loss rate by the exposure at default over the expected life of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current economic conditions, and reasonable and supportable forecasts. The Company has determined that, for modeling current expected credit losses, the Company can reasonably estimate expected losses that incorporate current economic conditions and forecasted probability weighted economic scenarios up to a one-year period. Macroeconomic factors used in the models include such variables as unemployment rates, gross domestic product, and consumer price index. After the "reasonable and supportable" period, the Company reverts to its actual long-term historical loss experience in the historical observation period. The Company uses a straight line reversion method over two years. Historical credit loss experience provides the basis for the estimation of expected credit losses. A portion of the allowance is comprised of qualitative adjustments to historical loss experience.
Qualitative adjustments consider the following factors, as applicable, for each of the Company’s loan portfolios: student loans in repayment versus those in nonpaying status; delinquency status; type of private education or consumer loan program; trends in defaults in the portfolio based on Company and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes in federal student loan programs; and other relevant qualitative factors.
Changes in the allowance for the year ended December 31, 2020 were primarily a result of the adoption of ASC 326 and changes in macroeconomic factors that were impacted by COVID-19.
The federal government guarantees 97 percent of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Federally insured student loans disbursed prior to October 1, 1993 are fully insured. Private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. The Company places private education loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days past due. The Company places consumer loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program. Collections, if any, are reflected as a recovery through the allowance for loan losses.
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
•Reclassifying "gain on sale of loans" that was previously included in "other income" to a new line item on the Company's consolidated statements of income; and
•Reclassifying “impairment expense” that was previously included in “other expenses” to a new line on the Company’s consolidated statements of income.
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
In addition, the Company has established multiple entities for the purpose of investing in renewable energy (solar) and federal opportunity zone programs in which it has noncontrolling members.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.
Loans Receivable
Loans consist of federally insured student loans, private education loans, and consumer loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2020 and 2019.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Federally insured loans were originated under the FFEL Program by certain eligible lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest. Generally, Stafford and PLUS loans have repayment periods between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment while the borrower is in-school, and during the grace period immediately upon leaving school. Under the Higher Education Act a borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment, and forbearance program periods. In addition, eligible borrowers may qualify for income-driven repayment plans offered by the Department. These plans determine the borrower's payment amount based on their discretionary income and may extend their repayment period. Interest rates on federally insured student loans may be fixed or variable, dependent upon the type of loan, terms of the loan agreements, and date of origination.
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
Loans also include private education and consumer loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFEL Program. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' personal resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to thirty years. The private education loans are not covered by a guarantee or collateral in the event of borrower default. Consumer loans are unsecured loans to an individual for personal, family, or household purposes. The terms of the consumer loans, which vary on an individual basis, generally provide for repayment in weekly or monthly installments of principal and interest over a period of up to six years.
Allowance for Loan Losses – Prior to Adoption of ASC 326
Prior to the adoption of ASC 326 effective January 1, 2020, the allowance for loan losses represented management's estimate of probable losses on loans. The provision for loan losses for periods ended prior to January 1, 2020 reflected the activity for the applicable period and provided an allowance at a level that the Company's management believed was appropriate to cover probable losses inherent in the loan portfolio. The Company evaluated the adequacy of the allowance for loan losses using a historical loss rate methodology adjusted for qualitative factors separately on each of its federally insured, private education, and consumer loan portfolios. These evaluation processes were subject to numerous judgments and uncertainties including the selection of loss rates over time and determination of the loss emergence period.
In determining the appropriate allowance for loan losses, the Company considered several factors, as applicable, for each of the Company’s loan portfolios, including: loans in repayment versus those in a nonpaying status, delinquency status, trends in defaults in the portfolio based on Company and industry data, past experience, trends in student loan claims rejected for payment by guarantors, changes to federal student loan programs, type of program, current economic conditions, and other relevant qualitative factors.
For loans purchased where there was evidence of credit deterioration since the origination of the loan, the Company recorded a credit discount, separate from the allowance for loan losses, which was non-accretable to interest income. Remaining discounts and premiums for purchased loans were recognized in interest income over the remaining estimated lives of the loans. The Company continued to evaluate credit losses associated with purchased loans based on current information and changes in expectations to determine if additional allowance for loan losses on such portfolios were needed.
Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.
Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased loan accrued interest was $92.3 million, $112.9 million, and $181.0 million in 2020, 2019, and 2018, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Investments
The Company classifies its debt securities, primarily student loan and other asset-backed securities, as available-for-sale. These securities are carried at fair value, with the changes in fair value, net of taxes, carried as a separate component of shareholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. When an investment is sold, the cost basis is determined through specific identification of the security sold.
The Company classifies its residual interest in federally insured and consumer loan securitizations as held-to-maturity beneficial interest investments. The Company measures accretable yield initially as the excess of all cash flows expected to be collected attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment and recognizes interest income over the life of the beneficial interest using the effective interest method. The Company continues to update, over the life of the beneficial interest, the expectation of cash flows to be collected. Beneficial interest investments are evaluated for impairment by comparing the present value of the remaining cash flows as estimated at the initial transaction date (or the last date previously revised) to the present value of the cash flows expected to be collected at the current financial reporting date, both discounted using the same effective rate equal to the current yield used to accrete the beneficial interest. If the present value of remaining cash flows is less than the present value of cash flows expected to be collected, the Company records an allowance for credit losses for the difference. Subsequent favorable changes, if any, decreases the allowance for credit losses. The Company reflects the changes in the allowance for credit losses in provision for beneficial interests on the consolidated statements of income.
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
The Company accounts for its solar investments and equity investments in ALLO under the HLBV method of accounting. The HLBV method of accounting is used by the Company for equity method investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership or voting interests. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the amount the Company recognizes for its share of the earnings or losses from the equity investment for the period.
Restricted Cash
Restricted cash primarily includes amounts for student loan securitizations and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the student loans held as trust assets and when principal and interest is paid on the trust's asset-backed debt securities. Restricted cash also includes collateral deposits with derivative third-party clearinghouses.
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
The Company tests goodwill for impairment in accordance with applicable accounting guidance. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
For the 2020, 2019, and 2018 annual reviews of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform further impairment testing and concluded there was no impairment of goodwill.
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
Leases
At the inception of an arrangement, the Company determines if the arrangement is, or contains, a lease and records the lease in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available by the lessor. The Company primarily leases office and data center space. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for these leases is recognized on a straight-line basis over the lease term. All other lease assets (ROU assets) and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company classifies each lease as operating or financing, with the income statement reflecting lease expense for operating leases and amortization/interest expense for financing leases. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate.
The Company accounts for lease and non-lease components together as a single, combined lease component for its office and data center space. In addition, the Company identified itself as the lessor in its Communications operating segment for services provided to customers that include customer-premise equipment. The Company accounts for those services and associated leases as a single, combined component. The non-lease services are 'predominant' in those contracts. Therefore, the combined component is considered a single performance obligation under ASC Topic 606, Revenue from Contracts with Customers.
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
Additional information related to revenue earned in its Asset Generation and Management operating segment is provided below. See note 16, "Disaggregated Revenue and Deferred Revenue" for additional information related to the Company's fee-based operating segments.
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
The Company recognizes loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments (the constant prepayment rate). The constant prepayment rate used by the Company to amortize/accrete federally insured loan premiums/discounts is 5 percent for Stafford loans and 3 percent for Consolidation loans. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. In instances where there are changes to the assumptions, amortization/accretion is adjusted on a cumulative basis to reflect the change since the acquisition of the loan.
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
Derivative Accounting
All over-the-counter derivative contracts executed by the Company are cleared post-execution at the Chicago Mercantile Exchange (“CME”), a regulated clearinghouse. Substantially all of the Company’s outstanding derivatives are over-the-counter contracts. Clearing is a process by which a third-party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default.
The CME legally characterizes variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ exposure rather than collateral against the exposure. For accounting and presentation purposes, the Company considers variation margin and the corresponding derivative instrument as a single unit of account. As such, variation margin payments are considered in determining the fair value of the centrally cleared derivative portfolio. The Company records derivative contracts on its balance sheet with a fair value of zero due to the payment or receipt of variation margin between the Company and the CME settling the outstanding mark-to-market exposure on such derivatives to a balance of zero on a daily basis. Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting. As a result, the change in market value of derivative instruments is reported in current period earnings. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company’s derivatives, and therefore impact the results of operations of the Company. The changes in fair value of derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value adjustments and derivative settlements, net” on the consolidated statements of income.
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
4. Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of December 31,
	2020	2019
Federally insured student loans:
Stafford and other	$4,383,000	4,684,314
Consolidation	14,746,173	15,644,229
Total	19,129,173	20,328,543
Private education loans	338,132	244,258
Consumer loans	109,346	225,918
	19,576,651	20,798,719
Accrued interest receivable	794,611	733,497
Loan discount, net of unamortized loan premiums and deferred origination costs	(9,908)	(35,036)
Non-accretable discount	—	(32,398)
Allowance for loan losses:
Federally insured loans	(128,590)	(36,763)
Private education loans	(19,852)	(9,597)
Consumer loans	(27,256)	(15,554)
	$20,185,656	21,402,868

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of ASC 326 adoption	Provision for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sale and other	Balance at end of period
	Year ended December 31, 2020
Federally insured loans	$36,763	72,291	18,691	(14,955)	—	15,800	—	128,590
Private education loans	9,597	4,797	6,486	(1,659)	631	—	—	19,852
Consumer loans	15,554	13,926	38,183	(12,115)	1,132	—	(29,424)	27,256
	$61,914	91,014	63,360	(28,729)	1,763	15,800	(29,424)	175,698

	Year ended December 31, 2019
Federally insured loans	$42,310	—	8,000	(13,547)	—	—	—	36,763
Private education loans	10,838	—	—	(1,965)	724	—	—	9,597
Consumer loans	7,240	—	31,000	(12,498)	812	—	(11,000)	15,554
	$60,388	—	39,000	(28,010)	1,536	—	(11,000)	61,914

	Year ended December 31, 2018
Federally insured loans	$38,706	—	14,000	(11,396)	—	—	1,000	42,310
Private education loans	12,629	—	—	(2,415)	624	—	—	10,838
Consumer loans	3,255	—	9,000	(5,056)	41	—	—	7,240
	$54,590	—	23,000	(18,867)	665	—	1,000	60,388

(a)    During the year ended December 31, 2020, the Company acquired $835.0 million (par value) of federally insured rehabilitation loans that met the definition of PCD loans when they were purchased by the Company.
Loan Status and Delinquencies
The key credit quality indicators for the Company’s federally insured, private education, and consumer loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan status and delinquency amounts.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2020			2019			2018
Federally insured loans:
Loans in-school/grace/deferment (a)	$1,036,028	5.4%		$1,074,678	5.3%		$1,298,493	5.9%
Loans in forbearance (b)	1,973,175	10.3		1,339,821	6.6		1,430,291	6.4
Loans in repayment status:
Loans current	13,683,054		84.9%	15,410,993		86.0%	16,882,252		86.9%
Loans delinquent 31-60 days (c)	633,411		3.9	650,796		3.6	683,084		3.5
Loans delinquent 61-90 days (c)	307,936		1.9	428,879		2.4	427,764		2.2
Loans delinquent 91-120 days (c)	800,257		5.0	310,851		1.7	283,831		1.5
Loans delinquent 121-270 days (c)	674,975		4.2	812,107		4.5	806,692		4.2
Loans delinquent 271 days or greater (c)(d)	20,337		0.1	300,418		1.8	343,489		1.7
Total loans in repayment	16,119,970	84.3	100.0%	17,914,044	88.1	100.0%	19,427,112	87.7	100.0%
Total federally insured loans	19,129,173	100.0%		20,328,543	100.0%		22,155,896	100.0%
Accrued interest receivable	791,453			730,059			675,898
Loan discount, net of unamortized premiums and deferred origination costs	(14,505)			(35,822)			(54,546)
Non-accretable discount (e)	—			(28,036)			(23,833)
Allowance for loan losses	(128,590)			(36,763)			(42,310)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$19,777,531			$20,957,981			$22,711,105
Private education loans:
Loans in-school/grace/deferment (a)	$5,049	1.5%		$4,493	1.8%		$4,320	1.9%
Loans in forbearance (b)	2,388	0.7		3,108	1.3		1,494	0.7
Loans in repayment status:
Loans current	327,550		99.1%	227,013		95.9%	208,977		95.0%
Loans delinquent 31-60 days (c)	1,099		0.3	2,814		1.2	3,626		1.6
Loans delinquent 61-90 days (c)	675		0.2	1,694		0.7	1,560		0.7
Loans delinquent 91 days or greater (c)	1,371		0.4	5,136		2.2	5,998		2.7
Total loans in repayment	330,695	97.8	100.0%	236,657	96.9	100.0%	220,161	97.4	100.0%
Total private education loans	338,132	100.0%		244,258	100.0%		225,975	100.0%
Accrued interest receivable	2,157			1,558			1,126
Loan premium, net of unaccreted discount	2,957			46			(1,245)
Non-accretable discount (e)	—			(4,362)			(5,563)
Allowance for loan losses	(19,852)			(9,597)			(10,838)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$323,394			$231,903			$209,455
Consumer loans:
Loans in deferment	$829	0.8%		$—			$—
Loans in repayment status:
Loans current	105,650		97.4%	220,404		97.5%	136,130		98.2%
Loans delinquent 31-60 days (c)	954		0.9	2,046		0.9	1,012		0.7
Loans delinquent 61-90 days (c)	804		0.7	1,545		0.7	832		0.6
Loans delinquent 91 days or greater (c)	1,109		1.0	1,923		0.9	653		0.5
Total loans in repayment	108,517	99.2	100.0%	225,918		100.0%	138,627		100.0%
Total consumer loans	109,346	100.0%		225,918			138,627
Accrued interest receivable	1,001			1,880			665
Loan premium	1,640			740			2,219
Allowance for loan losses	(27,256)			(15,554)			(7,240)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$84,731			$212,984			$134,271

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
(e)    Upon adoption of ASC 326 on January 1, 2020, the Company reclassified the non-accretable discount balance related to loans purchased with evidence of credit deterioration to allowance for loan losses.
In March 2020, the rapid outbreak of the respiratory disease caused by a novel strain of coronavirus, coronavirus 2019 or COVID-19 (“COVID-19”), was declared a global pandemic by the World Health Organization and a national emergency by the President, and caused significant disruptions in the U.S. and world economies. As a result of COVID-19, effective March 13, 2020 through June 30, 2020, the Company proactively applied a 90 day natural disaster forbearance to any loan that was 31-269 days past due (for federally insured loans) and 80 days past due (for private education loans), and to any current loan upon request. Beginning July 1, 2020, the Company discontinued proactively applying 90 day natural disaster forbearances on past due loans. However, the Company will continue to apply a natural disaster forbearance in 90 day increments to any federally insured and private education loan upon request through September 30, 2021.
For the majority of the Company's consumer loans, borrowers are generally being offered, upon request and/or documented evidence of financial distress, up to a two-month deferral of payments, with an option of additional deferrals if the COVID-19 pandemic continues.
The Company will continue to review whether additional and/or extended borrower relief policies and activities are needed. All relief provided to borrowers by the Company through December 31, 2020 have been delays in payment that the Company considers to be insignificant and the modifications have not been accounted for as troubled debt restructuring.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2020, 2019, and 2018 was not material.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of December 31, 2020 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	2020	2019	2018	2017	2016	Prior years	Total
Private education loans:
Loans in school/grace/deferment	$638	1,518	—	—	206	2,687	5,049
Loans in forbearance	392	313	—	—	305	1,378	2,388
Loans in repayment status:
Loans current	112,783	79,161	958	—	5,444	129,204	327,550
Loans delinquent 31-60 days	—	24	—	—	28	1,047	1,099
Loans delinquent 61-90 days	94	—	—	—	—	581	675
Loans delinquent 91 days or greater	—	—	—	—	—	1,371	1,371
Total loans in repayment	112,877	79,185	958	—	5,472	132,203	330,695
Total private education loans	$113,907	81,016	958	—	5,983	136,268	338,132
Accrued interest receivable							2,157
Loan premium, net of unaccreted discount							2,957
Allowance for loan losses							(19,852)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$323,394

Consumer loans:
Loans in deferment	$62	447	317	3	—	—	829
Loans in repayment status:
Loans current	58,738	22,213	22,098	2,601	—	—	105,650
Loans delinquent 31-60 days	405	371	159	19	—	—	954
Loans delinquent 61-90 days	264	390	130	20	—	—	804
Loans delinquent 91 days or greater	93	452	550	14	—	—	1,109
Total loans in repayment	59,500	23,426	22,937	2,654	—	—	108,517
Total consumer loans	$59,562	23,873	23,254	2,657	—	—	109,346
Accrued interest receivable							1,001
Loan premium							1,640
Allowance for loan losses							(27,256)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$84,731

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

5. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$17,127,643	0.28% - 2.05%	5/27/25 - 10/25/68
Bonds and notes based on auction	749,925	1.12% - 2.14%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,877,568
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	923,076	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP warehouse facilities	252,165	0.27% / 0.31%	5/20/22 / 2/26/23
Private education loan warehouse facility	150,397	0.28%	2/13/22
Consumer loan warehouse facility	25,809	0.28%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	49,025	1.65% / 1.90%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	37,251	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	120,000	1.65%	12/16/24
Other borrowings	123,558	0.84% / 1.90%	5/4/21 / 5/30/22
	19,558,849
Discount on bonds and notes payable and debt issuance costs	(238,123)
Total	$19,320,726

	As of December 31, 2019
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$18,428,998	1.98% - 3.61%	5/27/25 - 1/25/68
Bonds and notes based on auction	768,626	2.75% - 3.60%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	19,197,624
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	512,836	2.00% - 3.45%	10/25/67 / 11/25/67
FFELP warehouse facilities	778,094	1.98% / 2.07%	5/20/21 / 5/31/22
Consumer loan warehouse facility	116,570	1.99%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	73,308	3.15% / 3.54%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	49,367	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	50,000	3.29%	12/16/24
Unsecured debt - Junior Subordinated Hybrid Securities	20,381	5.28%	9/15/61
Other borrowings	5,000	3.44%	5/30/22
	20,803,180
Discount on bonds and notes payable and debt issuance costs	(274,126)
Total	$20,529,054

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
As of December 31, 2020, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-II	Total
Maximum financing amount	$260,000	50,000	310,000
Amount outstanding	252,165	—	252,165
Amount available	$7,835	50,000	57,835
Expiration of liquidity provisions	May 20, 2021	February 26, 2021
Final maturity date	May 20, 2022	February 26, 2023
Advanced as equity support	$21,209	—	21,209

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Asset-backed securitizations
The following tables summarize the asset-backed securitization transactions completed in 2020 and 2019.

	Securitizations completed during the year ended December 31, 2020
	2020-1	2020-2	2020-3	2020-4 (a)	2020-5 (a)	Total
Date securities issued	2/20/20	3/11/20	3/19/20	8/27/20	10/1/20
Total original principal amount	$435,600	272,100	352,600	191,300	295,000	1,546,600

Class A senior notes:
Total principal amount	$424,600	264,300	343,600	191,300	295,000	1,518,800
Bond discount	—	(44)	(1,503)	(19)	—	(1,566)
Issue price	$424,600	264,256	342,097	191,281	295,000	1,517,234
Cost of funds	1-month LIBOR plus 0.74%	1.83%	1-month LIBOR plus 0.92%	1.42%	1-month LIBOR plus 0.88%
Final maturity date	3/26/68	4/25/68	3/26/68	8/27/68	10/25/68

Class B subordinated notes:
Total principal amount	$11,000	7,800	9,000			27,800
Bond discount	—	(574)	(284)			(858)
Issue price	$11,000	7,226	8,716			26,942
Cost of funds	1-month LIBOR plus 1.75%	2.50%	1-month LIBOR plus 1.90%
Final maturity date	3/26/68	4/25/68	3/26/68

(a)    Total original principal amount excludes the Class B subordinated tranche for the 2020-4 and 2020-5 transactions, totaling $5.0 million and $7.5 million, respectively, that was retained by the Company at issuance. As of December 31, 2020, the Company had a total of $40.1 million (par value) of its own asset-backed securities that were retained upon initial issuance or repurchased in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated in the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as "bonds and notes payable" in the Company's consolidated balance sheet. The Company believes the market value of such notes is currently less than par value. Any excess of the par value over the market value on the date of sale would be recognized by the Company as interest expense over the life of the bonds.

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
Auction Rate Securities
The interest rates on certain of the Company's FFELP asset-backed securities were set and provide for interest rates to be periodically reset via a "dutch auction" ("Auction Rate Securities"). As of December 31, 2020, the Company is currently the sponsor on $749.9 million of Auction Rate Securities. Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
Private Education Loan Warehouse Facility
During 2020, the Company obtained a private education loan warehouse facility. As of December 31, 2020, the facility has an aggregate maximum financing amount available of $200.0 million, an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2021, and a final maturity date of February 13, 2022. As of December 31, 2020, $150.4 million was outstanding under this warehouse facility, $49.6 million was available for future funding, and the Company had $16.4 million advanced as equity support.
Consumer Loan Warehouse Facility
The Company has a consumer loan warehouse facility that has an aggregate maximum financing amount available of $100.0 million, an advance rate of 70 or 75 percent depending on the type of collateral and subject to certain concentration limits, liquidity provisions to April 23, 2021, and a final maturity date of April 23, 2022. As of December 31, 2020, $25.8 million was

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

outstanding under this warehouse facility, $74.2 million was available for future funding, and the Company had $11.5 million advanced as equity support.
Unsecured Line of Credit
The Company has a $455.0 million unsecured line of credit that has a maturity date of December 16, 2024. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. As of December 31, 2020, $120.0 million was outstanding on the line of credit and $335.0 million was available for future use. Interest on amounts borrowed under the line of credit is payable, at the Company's election, at an alternate base rate or a Eurodollar rate, plus a variable rate (LIBOR), in each case as defined in the credit agreement. As of December 31, 2020, the Company has selected the Eurodollar rate. The initial margin applicable to Eurodollar borrowings is 150 basis points and may vary from 100 to 200 basis points depending on the Company's credit rating.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include, among others, maintaining:
•A minimum consolidated net worth
•A minimum recourse indebtedness to adjusted EBITDA (over the last four rolling quarters)
•A limitation on recourse indebtedness
•A limitation on the amount of unsecuritized private education and consumer loans in the Company’s portfolio
•A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business
As of December 31, 2020, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.
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
Junior Subordinated Hybrid Securities
During 2020, the Company redeemed all the outstanding $20.4 million of Hybrid Securities at par.
Other Borrowings
During 2020, the Company entered into an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of December 31, 2020, $118.6 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate student loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $100.0 million or an amount in excess of $100.0 million if mutually agreed to by both parties. Student loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
During 2019, the Company entered into a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022 and an interest rate of one-month LIBOR plus 1.75%. As of December 31, 2020, $5.0 million was outstanding under this line of credit and $17.0 million was available for future use. The line of credit is secured by several Company-owned properties.
Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2020.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Maturity Schedule
Bonds and notes outstanding as of December 31, 2020 are due in varying amounts as shown below.

2021	$118,558
2022	433,371
2023	—
2024	120,000
2025	98,761
2026 and thereafter	18,788,159
$19,558,849

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

	Year ended December 31,
	2020	2019	2018
Par value	$27,445	—	12,905
Purchase price	(25,521)	—	(12,546)
Gain	$1,924	—	359

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
As of December 31, 2020, the Company had $17.8 billion, $0.7 billion, and $0.6 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $6.5 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $10.7 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.
The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the 1:3 Basis Swaps).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2020	2019
Maturity	Notional amount	Notional amount
2020	$—	1,000,000
2021	250,000	250,000
2022	2,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$6,150,000	7,150,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2020 and 2019, was one-month LIBOR plus 9.1 basis points and 9.7 basis points, respectively.
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
As of December 31, 2020 and 2019, the Company had $8.4 billion and $3.3 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income, of which the weighted average estimated variable conversion rate for these loans, which is the estimated short-term interest rate at which loans would convert to a variable rate, was 1.94% and 3.72%, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2020		As of December 31, 2019
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2020	$—	—%	$1,500,000	1.01%
2021	600,000	2.15	600,000	2.15
2022 (b)	500,000	0.94	250,000	1.65
2023	900,000	0.62	150,000	2.25
2024 (c)	2,000,000	0.32	—	—
2025	500,000	0.35	—	—
	$4,500,000	0.70%	$2,500,000	1.42%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b)    $250.0 million of the derivatives outstanding at December 31, 2020 and 2019 have forward effective start dates in June 2021.
(c)    $750.0 million of the derivatives outstanding have formal effective start dates in June 2021.
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Year ended December 31,
	2020	2019	2018
Settlements:
1:3 basis swaps	$10,378	5,214	5,577
Interest rate swaps - floor income hedges	(6,699)	40,192	64,901
Other	—	—	(407)
Total settlements - income	3,679	45,406	70,071
Change in fair value:
1:3 basis swaps	(7,462)	1,515	12,573
Interest rate swaps - floor income hedges	(20,682)	(77,027)	(10,962)
Other	—	(683)	(597)
Total change in fair value - (expense) income	(28,144)	(76,195)	1,014
Derivative market value adjustments and derivative settlements, net - (expense) income	$(24,465)	(30,789)	71,085

Derivative Instruments - Credit and Market Risk
Interest rate movements have an impact on the amount of variation margin the Company may be required to pay to its third-party clearinghouse. The Company attempts to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company's derivative portfolio and hedging strategy is reviewed periodically by its internal risk committee and board of directors' Risk and Finance Committee. With the Company's current derivative portfolio, the Company does not currently anticipate any movement in interest rates having a material impact on its liquidity or capital resources, nor expects future movements in interest rates to have a material impact on its ability to meet variation margin payments to its third-party clearinghouse. Due to the existing low interest rate environment, the Company's exposure to downward movements in interest rates on its interest rate swaps is limited. In addition, the historical high correlation between one-month and three-month LIBOR limits the Company's exposure to interest rate movements on the 1:3 Basis Swaps.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

7. Investments
A summary of the Company's investments follows:

	As of December 31, 2020				As of December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$340,578	8,042	(13)	348,607	48,790	3,911	—	52,701
Equity securities	36,227	8,768	(2,954)	42,041	9,622	4,561	(1,283)	12,900
Total investments (at fair value)	$376,805	16,810	(2,967)	390,648	58,412	8,472	(1,283)	65,601

Other Investments (not measured at fair value):
Venture capital and funds:
Measurement alternative (b)				144,795				72,760
Equity method				14,018				15,379
Other				894				1,301
Total venture capital and funds				159,707				89,440
Real estate:
Equity method				50,291				44,159
Other				847				867
Total real estate				51,138				45,026
Investment in ALLO:
Voting interest/equity method				129,396				—
Preferred membership interest				228,916				—
Total investment in ALLO				358,312				—
Solar (c)				(30,373)				7,562
Beneficial interest in federally insured loan securitizations (d)				30,377				—
Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $4,449 as of December 31, 2020 (d)				27,954				33,187
Tax liens and affordable housing				5,177				6,283
Total investments (not measured at fair value)				602,292				181,498
Total investments				$992,940				247,099

(a)    As of December 31, 2020, $118.6 million (par value) of student loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 5 under "Other Borrowings."
As of December 31, 2020, the stated maturities of a majority of the Company's student loan asset-backed and other debt securities classified as available-for-sale were greater than 10 years; however, such securities with a fair value of $58.6 million as of December 31, 2020 are scheduled to mature within the next 10 years, including $2.6 million, $31.2 million, and $24.8 million scheduled to mature within the next one year, 1-5 years, and 6-10 years, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

(b)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. On May 20, 2020, the Company made an additional equity investment of approximately $26 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2020 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of Hudl’s equity raise, the Company recognized a $51.0 million (pre-tax) gain during the second quarter of 2020 to adjust its carrying value to reflect the May 20, 2020 transaction value. This gain is included in "other income" on the consolidated statements of income. As of December 31, 2020, the carrying amount of the Company’s investment in Hudl is $128.6 million.
David S. Graff, who has served on the Company’s Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(c)    The Company makes investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of December 31, 2020, the Company has funded $148.6 million in solar investments. The carrying value of the Company’s solar investments are reduced by tax credits earned when the solar project is placed in service. The solar investment balance at December 31, 2020 represents total tax credits earned on solar projects placed in service through December 31, 2020 being larger than total payments made by the Company on such projects. The Company is committed to fund an additional $17.5 million on these projects.
The Company accounts for its solar investments using the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the years ended December 31, 2020 and 2019, the Company recognized pre-tax losses of $37.4 million and $2.2 million, respectively, on its solar investments. These losses are included in "other income" in the consolidated statements of income.
(d)    The Company has purchased partial ownership in certain federally insured and consumer loan securitizations. As of the latest remittance reports filed by the various trusts prior to December 31, 2020, the Company's ownership correlates to approximately $500 million and $280 million of federally insured and consumer loans, respectively, included in these securitizations.
Impairment Expense and Provision for Beneficial Interests
During the first quarter of 2020, the Company recorded a $26.3 million provision charge related to the Company's beneficial interest in consumer loan securitizations. As of March 31, 2020, the Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than previously anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic and recorded an allowance for credit losses of $26.3 million. Additionally, during the first quarter of 2020, the Company recorded a $7.8 million impairment charge related to several of its venture capital investments. The Company identified several venture capital investments, a majority of which were accounted for under the measurement alternative, that were also negatively impacted by the distressed economic conditions resulting from the COVID-19 pandemic, and estimated that the fair value of such investments was significantly reduced from their previous carrying value. During the fourth quarter of 2020, due to improved economic conditions, the Company reduced the allowance for credit losses related to the consumer loan beneficial interests by $9.7 million. The activity described above is included in “impairment expense and provision for beneficial interests” on the consolidated statements of income.
8. Business Combinations
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
The pro forma impacts of the Great Lakes acquisition on the Company’s 2018 historical results prior to the acquisition were not material.
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
HigherSchool Publishing Company ("HigherSchool")
On December 31, 2020, the Company acquired 100 percent of the outstanding stock of HigherSchool for total cash consideration of $24.7 million. HigherSchool provides supplemental instructional services and educational professional development for K-12 schools. The acquisition of HigherSchool has expanded the Company's professional development and educational instruction services. The operating results of HigherSchool are included in the Education Technology, Services, and Payment Processing operating segment from the date of acquisition.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$7
Accounts receivable	5,711
Intangible assets	24,200
Excess cost over fair value of net assets acquired (goodwill)	6,292
Other liabilities	(11,510)
Net assets acquired	$24,700

The acquired intangible assets were customer relationships of $24.2 million (10-year useful life).
The $6.3 million of goodwill was assigned to the Education Technology, Services, and Payment Processing operating segment and is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to the deferred tax liability related to the difference between the carrying amount and tax basis of acquired identifiable intangible assets.
The pro forma impacts of the HigherSchool acquisition on the Company's historical results prior to the acquisition were not material.
9. Intangible Assets
Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2020 (months)	As of December 31,
		2020	2019
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $83,419 and $60,553, respectively)	99	$66,974	71,900
Computer software (net of accumulated amortization of $4,127 and $3,233, respectively)	35	6,430	2,154
Trade names (net of accumulated amortization of $3,455 and $2,792, respectively)	6	1,666	7,478
Total - amortizable intangible assets, net	91	$75,070	81,532

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company recorded amortization expense on its intangible assets of $30.8 million, $32.8 million, and $30.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2020, the Company estimates it will record amortization expense as follows:

2021	$23,042
2022	9,939
2023	9,830
2024	7,457
2025	4,644
2026 and thereafter	20,158
$75,070

10. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management (a)	Corporate and Other Activities	Total
Balance as of December 31, 2018 and 2019	$23,639	70,278	21,112	41,883	—	156,912
Goodwill acquired	—	6,292	—	—	—	6,292
Deconsolidation of ALLO	—	—	(21,112)	—	—	(21,112)
Balance as of December 31, 2020	$23,639	76,570	—	41,883	—	142,092

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

11. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2020	2019
Non-communications:
Computer equipment and software	1-5 years	$172,664	160,319
Building and building improvements	5-48 years	52,444	37,904
Office furniture and equipment	1-10 years	21,899	21,245
Leasehold improvements	1-15 years	9,168	9,517
Transportation equipment	5-10 years	4,857	5,049
Land	—	3,642	1,400
Construction in progress	—	18,478	13,738
		283,152	249,172
Accumulated depreciation - non-communications		(159,625)	(142,270)
Non-communications, net property and equipment		123,527	106,902

Communications:
Network plant and fiber	4-15 years	—	254,560
Customer located property	2-4 years	—	27,011
Central office	5-15 years	—	17,672
Transportation equipment	4-10 years	—	6,611
Computer equipment and software	1-5 years	—	5,574
Other	1-39 years	—	3,702
Land	—	—	70
Construction in progress	—	—	54
		—	315,254
Accumulated depreciation - communications		—	(73,897)
Communications, net property and equipment		—	241,357
Total property and equipment, net		$123,527	348,259

The Company recorded depreciation expense on its property and equipment of $87.9 million, $72.3 million, and $56.7 million during the years ended December 31, 2020, 2019, and 2018, respectively.
On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. See note 2, “Recent Developments - ALLO Recapitalization,” for a description of the transaction and a summary of the deconsolidation impact.
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
The above impairment charges are included in "impairment expense, net of recoveries" in the consolidated statements of income.

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
Stock Repurchases
The Company has a stock repurchase program that expires on May 7, 2022 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2020, 3.2 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2020, 2019, and 2018 are shown in the table below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2020	1,594,394	$73,358	$46.01
Year ended December 31, 2019	726,273	40,411	55.64
Year ended December 31, 2018	868,147	45,331	52.22

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

	Year ended December 31,
	2020			2019			2018
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$347,451	4,992	352,443	139,946	1,857	141,803	225,170	2,743	227,913
Denominator:
Weighted-average common shares outstanding - basic and diluted	38,506,351	553,237	39,059,588	39,523,082	524,320	40,047,402	40,416,719	492,303	40,909,022
Earnings per share - basic and diluted	$9.02	9.02	9.02	3.54	3.54	3.54	5.57	5.57	5.57

Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2020, a cumulative amount of 209,924 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.

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
As of December 31, 2020, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $20.3 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $16.0 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $6.7 million prior to December 31, 2021 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $6.7 million decrease, $5.3 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2020	2019
Gross balance - beginning of year	$20,148	23,445
Additions based on tax positions of prior years	634	651
Additions based on tax positions related to the current year	2,523	1,339
Settlements with taxing authorities	—	(1,810)
Reductions for tax positions of prior years	(69)	(380)
Reductions due to lapse of applicable statutes of limitations	(2,918)	(3,097)
Gross balance - end of year	$20,318	20,148

All the reductions shown in the table above that are due to prior year tax positions, settlements, and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2020 and 2019, $5.4 million and $5.0 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $0.4 million, $0.1 million, and $0.4 million related to uncertain tax positions for the years ended December 31, 2020, 2019, and 2018, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2020, 2019, and 2018. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2017. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2010. As of December 31, 2020, the Company has tax uncertainties that remain unsettled in the jurisdiction of California (2010 through 2017).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The provision for income taxes consists of the following components:

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$82,832	38,931	45,822
State	9,815	3,546	1,969
Foreign	239	239	(2)
Total current provision	92,886	42,716	47,789

Deferred:
Federal	7,269	(4,280)	11,783
State	718	(2,922)	(883)
Foreign	(13)	(63)	81
Total deferred provision	7,974	(7,265)	10,981
Provision for income tax expense	$100,860	35,451	58,770

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2020	2019	2018
Tax expense at federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.8	2.5	2.4
Tax credits	(1.1)	(3.0)	(1.9)
Provision for uncertain federal and state tax matters	(0.2)	(0.7)	(1.0)
Other	(0.2)	0.2	—
Effective tax rate	22.3%	20.0%	20.5%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Student loans	$26,894	15,479
Deferred revenue	18,081	18,037
Accrued expenses	10,661	4,112
Tax credit carryforwards	5,987	9,394
Basis in certain derivative contracts	5,061	—
Lease liability	4,123	5,891
Stock compensation	2,546	2,167
Securitizations	694	1,261
Net operating losses	647	551
Total gross deferred tax assets	74,694	56,892
Less valuation allowance	(569)	(548)
Net deferred tax assets	74,125	56,344
Deferred tax liabilities:
Partnership basis	64,023	56,741
Debt and equity investments	20,538	3,775
Depreciation	14,092	11,489
Intangible assets	7,703	5,399
Loan origination services	5,040	4,647
Lease right of use asset	4,037	5,684
Basis in certain derivative contracts	—	2,730
Other	661	1,003
Total gross deferred tax liabilities	116,094	91,468
Net deferred tax asset (liability)	$(41,969)	(35,124)

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
As of December 31, 2020 and 2019, the Company had a current income tax receivable of $21.5 million and $27.3 million, respectively, that is included in "other assets" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

15. Segment Reporting
The Company's reportable operating segments include:
• Loan Servicing and Systems
• Education Technology, Services, and Payment Processing
• Communications
• Asset Generation and Management
• Nelnet Bank
The Company earns fee-based revenue through its Loan Servicing and Systems and Education Technology, Services, and Payment Processing operating segments and earned revenue from its Communications operating segment prior to its deconsolidation on December 21, 2020. In addition, the Company earns interest income on its loan portfolio in its Asset Generation and Management operating segment. On November 2, 2020, the Company launched operations of Nelnet Bank. Nelnet bank operates as an internet bank franchise focused primarily on the private education loan marketplace.
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
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities includes the following items:
•Income earned on certain investment activities, including renewable energy (solar) and real estate
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisor subsidiary
Corporate and Other Activities also includes certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.
Segment Results
The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$436	3,036	2	611,474	414	5,775	(1,480)	619,656
Interest expense	121	54	—	328,157	41	3,178	(1,480)	330,071
Net interest income (expense)	315	2,982	2	283,317	373	2,597	—	289,585
Less provision for loan losses	—	—	—	63,029	330	—	—	63,360
Net interest income after provision for loan losses	315	2,982	2	220,288	43	2,597	—	226,225
Other income/expense:
Loan servicing and systems revenue	451,561	—	—	—	—	—	—	451,561
Intersegment revenue	36,520	20	—	—	—	—	(36,540)	—
Education technology, services, and payment processing revenue	—	282,196	—	—	—	—	—	282,196
Communications revenue	—	—	76,643	—	—	—	—	76,643
Other	9,421	373	1,561	7,189	48	38,969	—	57,561
Gain on sale of loans	—	—	—	33,023	—	—	—	33,023
Gain from deconsolidation of ALLO	—	—	—	—	—	258,588	—	258,588
Impairment expense and provision for beneficial interests	—	—	—	(16,607)	—	(8,116)	—	(24,723)
Derivative settlements, net	—	—	—	3,679	—	—	—	3,679
Derivative market value adjustments, net	—	—	—	(28,144)	—	—	—	(28,144)
Total other income/expense	497,502	282,589	78,204	(860)	48	289,441	(36,540)	1,110,384
Cost of services:
Cost to provide education technology, services, and payment processing services	—	82,206	—	—	—	—	—	82,206
Cost to provide communications services	—	—	22,812	—	—	—	—	22,812
Total cost of services	—	82,206	22,812	—	—	—	—	105,018
Operating expenses:
Salaries and benefits	285,526	98,847	30,935	1,747	36	84,741	—	501,832
Depreciation and amortization	37,610	9,459	42,588	—	—	29,043	—	118,699
Other expenses	57,420	14,566	13,327	15,806	135	59,320	—	160,574
Intersegment expenses, net	63,886	14,293	1,732	39,172	—	(82,543)	(36,540)	—
Total operating expenses	444,442	137,165	88,582	56,725	171	90,561	(36,540)	781,105
Income (loss) before income taxes	53,375	66,200	(33,188)	162,703	(80)	201,477	—	450,486
Income tax (expense) benefit	(12,810)	(15,888)	7,965	(39,049)	20	(41,098)	—	(100,860)
Net income (loss)	40,565	50,312	(25,223)	123,654	(60)	160,379	—	349,626
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	2,817	—	2,817
Net income (loss) attributable to Nelnet, Inc.	$40,565	50,312	(25,223)	123,654	(60)	163,196	—	352,443

Total assets as of December 31, 2020	$190,297	436,702	—	20,773,968	216,937	1,225,790	(197,534)	22,646,160

(a) On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. See note 2, “Recent Developments - ALLO Recapitalization,” for a description of the transaction and a summary of the deconsolidation impact. Accordingly, the operating results for the Communications operating segment in the table above are for the period from January 1 2020 through December 21, 2020.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$2,031	9,244	3	931,963	—	9,232	(3,796)	948,677
Interest expense	115	46	—	693,375	—	9,587	(3,796)	699,327
Net interest income (expense)	1,916	9,198	3	238,588	—	(355)	—	249,350
Less provision for loan losses	—	—	—	39,000	—	—	—	39,000
Net interest income after provision for loan losses	1,916	9,198	3	199,588	—	(355)	—	210,350
Other income/expense:
Loan servicing and systems revenue	455,255	—	—	—	—	—	—	455,255
Intersegment revenue	46,751	—	—	—	—	—	(46,751)	—
Education technology, services, and payment processing revenue	—	277,331	—	—	—	—	—	277,331
Communications revenue	—	—	64,269	—	—	—	—	64,269
Other	9,736	259	1,509	13,088	—	23,327	—	47,918
Gain on sale of loans	—	—	—	17,261	—	—	—	17,261
Gain from deconsolidation of ALLO	—	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	45,406	—	—	—	45,406
Derivative market value adjustments, net	—	—	—	(76,195)	—	—	—	(76,195)
Total other income/expense	511,742	277,590	65,778	(440)	—	23,327	(46,751)	831,245
Cost of services:
Cost to provide education technology, services, and payment processing services	—	81,603	—	—	—	—	—	81,603
Cost to provide communications services	—	—	20,423	—	—	—	—	20,423
Total cost of services	—	81,603	20,423	—	—	—	—	102,026
Operating expenses:
Salaries and benefits	276,136	94,666	21,004	1,545	—	70,152	—	463,503
Depreciation and amortization	34,755	12,820	37,173	—	—	20,300	—	105,049
Other expenses	71,064	22,027	15,165	34,445	—	51,571	—	194,272
Intersegment expenses, net	54,325	13,405	2,962	47,362	—	(71,303)	(46,751)	—
Total operating expenses	436,280	142,918	76,304	83,352	—	70,720	(46,751)	762,824
Income (loss) before income taxes	77,378	62,267	(30,946)	115,796	—	(47,748)	—	176,745
Income tax (expense) benefit	(18,571)	(14,944)	7,427	(27,792)	—	18,428	—	(35,451)
Net income (loss)	58,807	47,323	(23,519)	88,004	—	(29,320)	—	141,294
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	509	—	509
Net income (loss) attributable to Nelnet, Inc.	$58,807	47,323	(23,519)	88,004	—	(28,811)	—	141,803

Total assets as of December 31, 2019	$290,311	506,382	303,347	22,128,917	—	627,897	(147,884)	23,708,970

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2018
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,351	4,453	4	911,502	—	19,944	(12,989)	924,266
Interest expense	—	9	9,987	662,360	—	10,540	(12,989)	669,906
Net interest income (expense)	1,351	4,444	(9,983)	249,142	—	9,404	—	254,360
Less provision for loan losses	—	—	—	23,000	—	—	—	23,000
Net interest income after provision for loan losses	1,351	4,444	(9,983)	226,142	—	9,404	—	231,360
Other income/expense:
Loan servicing and systems revenue	440,027	—	—	—	—	—	—	440,027
Intersegment revenue	47,082	—	—	—	—	—	(47,082)	—
Education technology, services, and payment processing revenue	—	221,962	—	—	—	—	—	221,962
Communications revenue	—	—	44,653	—	—	—	—	44,653
Other	7,284	—	1,075	12,723	—	33,724	—	54,805
Gain on sale of loans	—	—	—	—	—	—	—	—
Gain from deconsolidation of ALLO	—	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests	(3,906)	(7,815)	—	—	—	—	—	(11,721)
Derivative settlements, net	—	—	—	70,478	—	(407)	—	70,071
Derivative market value adjustments, net	—	—	—	(2,159)	—	3,173	—	1,014
Total other income/expense	490,487	214,147	45,728	81,042	—	36,490	(47,082)	820,811
Cost of services:
Cost to provide education technology, services, and payment processing services	—	59,566	—	—	—	—	—	59,566
Cost to provide communications services	—	—	16,926	—	—	—	—	16,926
Total cost of services	—	59,566	16,926	—	—	—	—	76,492
Operating expenses:
Salaries and benefits	267,458	81,080	18,779	1,526	—	67,336	—	436,179
Depreciation and amortization	32,074	13,484	23,377	—	—	17,960	—	86,896
Other expenses	63,430	20,322	11,900	15,961	—	54,697	—	166,310
Intersegment expenses, net	59,042	10,681	2,578	47,870	—	(73,088)	(47,082)	—
Total operating expenses	422,004	125,567	56,634	65,357	—	66,905	(47,082)	689,385
Income (loss) before income taxes	69,834	33,458	(37,815)	241,827	—	(21,011)	—	286,294
Income tax (expense) benefit	(16,954)	(8,030)	9,075	(58,038)	—	15,177	—	(58,770)
Net income (loss)	52,880	25,428	(28,740)	183,789	—	(5,834)	—	227,524
Net loss (income) attributable to noncontrolling interests	808	—	—	—	—	(419)	—	389
Net income (loss) attributable to Nelnet, Inc.	$53,688	25,428	(28,740)	183,789	—	(6,253)	—	227,913

Total assets as of December 31, 2018	$226,445	471,719	286,816	23,806,321	—	563,841	(134,174)	25,220,968

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

16. Disaggregated Revenue and Deferred Revenue
The following provides additional revenue recognition information for the Company’s fee-based reportable operating segments.
Loan Servicing and Systems Revenue
Loan servicing and systems revenue consists of the following items:
•Loan servicing revenue - Loan servicing revenue consideration is determined from individual contracts with customers and is calculated monthly based on the dollar value of loans, number of loans, number of borrowers serviced for each customer, or number of transactions. Loan servicing requires a significant level of integration and the individual components are not considered distinct. The Company performs various services, including, but not limited to, (i) application processing, (ii) monthly servicing, (iii) conversion processing, and (iv) fulfillment services, during each distinct service period. Even though the mix and quantity of activities that the Company performs each period may differ, the nature of the activities are substantially the same. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits.
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
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2020	2019	2018
Government servicing - Nelnet	$146,798	157,991	157,091
Government servicing - Great Lakes	179,872	185,656	168,298
Private education and consumer loan servicing	32,492	36,788	41,474
FFELP servicing	20,183	25,043	31,542
Software services	41,999	41,077	32,929
Outsourced services and other	30,217	8,700	8,693
Loan servicing and systems revenue	$451,561	455,255	440,027
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
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2020	2019	2018
Tuition payment plan services	$100,674	106,682	85,381
Payment processing	114,304	110,848	84,289
Education technology and services	65,885	58,578	51,155
Other	1,333	1,223	1,137
Education technology, services, and payment processing revenue	$282,196	277,331	221,962
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table provides disaggregated revenue by service offering and customer type. The amounts listed for 2020 reflect activity prior to ALLO’s deconsolidation on December 21, 2020:

	Period from January 1 2020 - December 21, 2020	Year ended December 31,
		2019	2018
Internet	$48,362	38,239	24,069
Television	17,091	16,196	12,949
Telephone	11,037	9,705	7,546
Other	153	129	89
Communications revenue	$76,643	64,269	44,653

Residential revenue	$58,029	48,344	33,434
Business revenue	18,038	15,689	10,976
Other	576	236	243
Communications revenue	$76,643	64,269	44,653
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
Other Income
The following table provides the components of "other income" on the consolidated statements of income:

	Year ended December 31,
	2020	2019	2018
Gain on remeasurement of HUDL investment	$51,018	—	—
Investment advisory services	10,875	2,941	6,009
Management fee revenue	9,421	9,736	7,284
Borrower late fee income	5,194	12,884	12,302
Income/gains from investments, net	2,205	8,356	9,579
Loss from solar investments	(37,423)	(2,220)	—
Other	16,271	16,221	19,631
Other income	$57,561	47,918	54,805

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education, Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
Balance as of December 31, 2017	$4,968	24,164	1,665	1,479	32,276
Deferral of revenue	5,117	77,297	25,325	5,553	113,292
Recognition of revenue	(5,672)	(70,905)	(24,439)	(5,430)	(106,446)
Balance as of December 31, 2018	4,413	30,556	2,551	1,602	39,122
Deferral of revenue	3,585	93,373	36,024	3,505	136,487
Recognition of revenue	(5,286)	(91,855)	(35,343)	(3,479)	(135,963)
Balance as of December 31, 2019	2,712	32,074	3,232	1,628	39,646
Deferral of revenue	2,490	90,183	43,596	3,209	139,478
Recognition of revenue	(3,824)	(90,409)	(42,903)	(3,286)	(140,422)
Deconsolidation of ALLO	—	—	(3,925)	—	(3,925)
Business acquisition	—	1,419	—	—	1,419
Balance as of December 31, 2020	$1,378	33,267	—	1,551	36,196

17. Major Customer
Nelnet Servicing earns loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $146.8 million, $158.0 million, and $157.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
In addition, Great Lakes, which was acquired by the Company on February 7, 2018, also earns loan servicing revenue from a similar servicing contract with the Department. Revenue earned by Great Lakes related to this contract was $179.9 million and $185.7 million for the years ended December 31, 2020 and 2019, respectively. Revenue of $168.3 million was earned for the period from February 7, 2018 to December 31, 2018.
The current servicing contracts with the Department are currently scheduled to expire on June 14, 2021, but provide the potential for an additional six-month extension at the Department’s discretion through December 14, 2021. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, provides that the Department may extend the period of performance for the servicing contracts scheduled to expire on December 14, 2021 for up to two additional years to December 14, 2023.
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for certain NextGen components, including the NextGen Enhanced Processing Solution (“EPS”), which is for a technology servicing system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers, and the NextGen Business Processing Operations (“BPO”), which is for the back office and call center operational functions for servicing the Department's student loan customers.
On June 24, 2020, the Department awarded and signed contracts with five other companies in connection with the BPO solicitation. On July 10, 2020, the Department cancelled the solicitation for the EPS component. In the Department's description of its cancellation of the EPS solicitation component, the Department indicated that it continues to be committed to the goals and vision of NextGen, and that it would be introducing a new solicitation to continue the NextGen strategy in the future. On October 28, 2020, the Department issued a new federal loan servicing solicitation for an Interim Servicing Solution ("ISS"). ISS was a follow-on to the existing contracts, which would award a full system and servicing solution to two providers. Under ISS, the selected providers would have provided the technology platform to host the Department's student loan portfolio; customer service (including contact centers) and back-office processing; digital engagement layer including borrower-facing website and mobile-applications; intake, imaging, and fulfillment; and portfolio-level operations. As the companies awarded BPO contracts are onboarded, contact center and back-office operations would have shifted from the ISS contract to the BPO providers. The

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment shall provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance, and directed the suspension of awarding any ISS contract for at least 90 days. On January 9, 2021, the Department suspended the ISS solicitation. In the Department’s description of the suspension, it indicated that in consideration of the Consolidated Appropriations Act, 2021, the Government is reassessing its needs and will amend or cancel the subject solicitation in the future.
18. Leases
The following table provides supplemental balance sheet information related to leases:

	As of December 31,
	2020	2019
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheet	$18,301	32,770
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheet	$18,733	33,689
The following table provides components of lease expense:

	Year ended December 31,
	2020	2019
Rental expense, which is included in "other expenses" on the consolidated statements of income (a)	$11,885	11,171
Rental expense, which is included in "cost to provide communications services" on the consolidated statements of income (a)	1,997	1,609
Total operating rental expense	$13,882	12,780
(a)    Includes short-term and variable lease costs, which are immaterial.
Weighted average remaining lease term and discount rate are shown below:

	As of December 31,
	2020	2019
Weighted average remaining lease term (years)	5.65	7.29
Weighted average discount rate	2.43%	3.93%
Maturity of lease liabilities are shown below:

2021	$6,578
2022	3,857
2023	2,938
2024	1,562
2025	1,424
2026 and thereafter	4,437
Total lease payments	20,796
Imputed interest	(2,063)
Total	$18,733

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

Total rental expense incurred by the Company prior to the adoption of the new lease standard was $8.4 million during 2018.
19. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre-tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $11.6 million, $10.8 million, and $9.8 million during the years ended December 31, 2020, 2019, and 2018, respectively.
20. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2020	2019	2018
Non-vested shares at beginning of year	549,845	532,336	398,210
Granted	151,639	186,281	279,441
Vested	(114,282)	(109,651)	(100,035)
Canceled	(34,746)	(59,121)	(45,280)
Non-vested shares at end of year	552,456	549,845	532,336
As of December 31, 2020, there was $16.2 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2021	$5,912
2022	3,787
2023	2,488
2024	1,604
2025	1,009
2026 and thereafter	1,374
$16,174
For the years ended December 31, 2020, 2019, and 2018, the Company recognized compensation expense of $7.3 million, $6.4 million, and $6.2 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2020, 2019, and 2018, the Company recognized compensation expense of $0.4 million, $0.3 million, and $0.3 million, respectively, in connection with issuing 36,687 shares, 33,250 shares, and 28,744 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.
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
For the years ended December 31, 2020, 2019, and 2018, the Company recognized $1.2 million, $1.2 million, and $1.0 million, respectively, of expense related to this plan, which is included in "other expenses" on the consolidated statements of income. The following table provides the number of shares awarded under this plan for the years ended December 31, 2020, 2019, and 2018.

	Shares issued - not deferred	Shares issued- deferred	Total
Year ended December 31, 2020	12,740	16,513	29,253
Year ended December 31, 2019	9,588	11,212	20,800
Year ended December 31, 2018	8,029	10,680	18,709
As of December 31, 2020, a cumulative amount of 209,924 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
21. Related Parties (dollar amounts in this note are not in thousands)
Transactions with Union Bank and Trust Company
Union Bank and Trust Company ("Union Bank") is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting non-convertible preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.
The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.
Loan Purchases
The Company purchased $144.9 million (par value) and $67.7 million (par value) of private education loans from Union Bank in 2020 and 2019, respectively. There were no private education loan purchases in 2018. In addition, the Company purchased $32.6 million (par value) and $74.7 million (par value) of consumer loans from Union Bank in 2019 and 2018, respectively. There were no consumer loan purchases in 2020. The net premiums paid by the Company on the loan acquisitions was $2.6 million and $1.2 million in 2020 and 2019, respectively. The premiums paid by the Company in 2018 were not significant.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company has an agreement with Union Bank in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. Union Bank paid $2.0 million and $1.8 million in marketing fees to the Company in 2020 and 2019, respectively, under this agreement. Marketing fees paid in 2018 were not significant.
Loan Servicing
The Company serviced $331.3 million, $395.5 million, and $405.5 million of FFELP and private education loans for Union Bank as of December 31, 2020, 2019, and 2018, respectively. Servicing and origination fee revenue earned by the Company from servicing loans for Union Bank was $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Funding - Participation Agreements
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2020 and 2019, $874.2 million and $749.6 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900 million or an amount in excess of $900 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of December 31, 2020, $118.6 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate student loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $100.0 million or an amount in excess of $100.0 million if mutually agreed to by both parties. Student loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
Funding - Real Estate
401 Building, LLC (“401 Building”) is an entity that was established in 2015 for the sole purpose of acquiring, developing, and owning a commercial real estate property in Lincoln, Nebraska. The Company owns 50% of 401 Building. On May 1, 2018, Union Bank, as lender, received a $1.5 million promissory note from 401 Building. The promissory note carries an interest rate of 6.00% and has a maturity date of December 1, 2032.
330-333, LLC (“330-333”) is an entity that was established in 2016 for the sole purpose of acquiring, developing, and owning a commercial real estate property in Lincoln, Nebraska. The Company owns 50% of 330-333. On October 22, 2019, Union Bank, as lender, received a $162,000 promissory note from 330-333. The promissory note carries an interest rate of 6.00% and has a maturity date of December 1, 2032.
12100.5 West Center, LLC ("West Center") is an entity that was established in 2016 for the sole purpose of acquiring, developing, and owning a commercial real estate property in Omaha, Nebraska. The Company owns 33.33% of West Center. On October 29, 2019, Union Bank, as lender, received a $2.9 million promissory note from West Center. The promissory note carries an interest rate of 3.85% and has a maturity date of October 30, 2024.
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2020 and 2019, the Company had $285.6 million and $390.5 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $197.6 million and $270.5 million as of December 31, 2020 and 2019, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

invested in the STFIT and in cash operating accounts for the years ended December 31, 2020, 2019, and 2018, was $0.5 million, $1.6 million, and $1.0 million, respectively.
529 Plan
The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2020, 2019, and 2018, the Company has received fees of $1.3 million, $3.7 million, and $3.2 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
During 2020, certain call center services were provided by the Company to Union Bank for College Savings Plan clients. Fees received from Union Bank for such services were not significant.
Additionally, Union Bank, as the program manager for the College Savings Plans, has agreed to allocate plan bank deposits to Nelnet Bank. As of December 31, 2020, Nelnet Bank had received $48.4 million in deposits from the funds offered under the College Savings Plans.
Lease Arrangements
Union Bank leases approximately 4,000 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $80,000, $79,000, and $76,000 for commercial rent and storage income during 2020, 2019, and 2018, respectively. The lease agreement expires on June 30, 2023.
Other Fees Paid to Union Bank
During the years ended December 31, 2020, 2019, and 2018, the Company paid Union Bank approximately $279,000, $213,000, and $128,000, respectively, in cash management, trustee, and health savings account maintenance fees.
Other Fees Received from Union Bank
During the years ended December 31, 2020, 2019, and 2018, Union Bank paid the Company approximately $317,000, $317,000, and $231,000, respectively, under certain employee sharing arrangements. During the years ended December 31, 2020, 2019, and 2018, Union Bank paid the Company approximately $273,000, $92,000, and $34,000, respectively, for communications services. In addition, during the years ended December 31, 2019 and 2018, Union Bank paid the Company approximately $1,000 and $4,000 in payment processing fees (net of merchant fees of approximately $4,000 and $13,000), respectively. No such fees were received from Union Bank during 2020.
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $447,000, $366,000, and $313,000 during the years ended December 31, 2020, 2019, and 2018, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. WRCM, an SEC-registered investment advisor and a subsidiary of the Company, has a management agreement with Union Bank under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2020, the outstanding balance of investments in the trusts was $1.2 billion. In addition, Union Bank will pay additional fees to WRCM of up to 50 percent of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2020, 2019, and 2018, the Company earned $9.8 million, $1.8 million, and $4.5 million, respectively, of fees under this agreement.
WRCM also has management agreements with Union Bank under which it is designated to serve as investment advisor with respect to the assets (principally Nelnet stock) within several trusts established by Mr. Dunlap and his spouse, and Ms. Muhleisen and her spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. As of December 31, 2020, WRCM was the investment advisor with respect to a total 480,000 shares and 4.8 million shares of the Company's Class A and Class B common stock, respectively, held directly by these trusts. For the years ended December 31, 2020, 2019, and 2018, the Company earned approximately $141,000, $144,000, and $141,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian. As of December 31, 2020, the outstanding balance of investments in these funds was $134.3 million. The Company paid Union Bank $0.3 million in each of 2020, 2019, and 2018, as custodian of the funds.
Nelnet Bank
Upon its establishment on November 2, 2020, Nelnet Bank entered into agreements with Union Bank in which Union Bank provides investment custodial services and correspondent bank services. Fees paid during 2020 by Nelnet Bank to Union Bank under these agreements were not significant.
Transactions with F&M
The Company, F&M, and the holding company of BankFirst of Norfolk, Nebraska ("BankFirst"), of which Mr. Dunlap is a member of the Board of Directors, have co-invested a total of $10.3 million, $4.6 million, and $1.7 million, respectively, in a Company-managed limited liability company that invests in renewable energy (solar). As part of these transactions, the Company receives management and performance fees under a management agreement. For the years ended December 31, 2020 and 2019, the Company earned approximately $46,000 and $69,000 and approximately $15,000 and $69,000 of management fees from F&M and BankFirst, respectively, under this agreement.
Transactions with Union Financial Services (“UFS”)
UFS is owned 50 percent by Mr. Dunlap. Historically, the Company owned a 65 percent interest in an aircraft due to the frequent business travel needs of the Company's executives and the limited availability of commercial flights in Lincoln, Nebraska, where the Company's headquarters are located. UFS owned the remaining interest in the same aircraft. On December 31, 2018, the Company purchased an additional 17.5 percent interest in the aircraft from UFS for $717,500, which reflected what available information indicated was the aircraft's fair market value at the time of sale. As a result of this transaction, the Company's ownership in the aircraft increased to 82.5 percent. On December 31, 2018, UFS also contributed a 17.5 percent interest in the aircraft to an entity owned by Mr. Dunlap.
Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. On May 20, 2020, the Company made an additional equity investment in Hudl, as one of the participants in an equity raise completed by Hudl. See Note 7, “Investments” for additional information on this equity raise. The Company and Mr. Dunlap, along with his children, currently hold combined direct and indirect equity ownership interests in Hudl of 19.6% and 3.7%, respectively, which did not materially change as a result of the May 2020 transaction. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl using the measurement alternative method.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including investments in real estate. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company's headquarters are located. One investment includes the development of a building in Lincoln's Haymarket District that is the headquarters of Hudl, in which Hudl is the primary tenant in this building.
Transaction with Assurity Life Insurance Company ("Assurity")
Thomas Henning, who has served on the Company's Board of Directors since 2003, is the President and Chief Executive Officer of Assurity. During the years ended December 31, 2020, 2019, and 2018, Nelnet Business Services, a subsidiary of the Company, paid $1.8 million, $1.7 million, and $1.7 million, respectively, to Assurity for insurance premiums for insurance on certain tuition payment plans. As part of providing the tuition payment plan insurance to Nelnet Business Services, Assurity entered into a reinsurance agreement with the Company's insurance subsidiary, under which Assurity paid the Company's insurance subsidiary reinsurance premiums of $1.4 million, $1.3 million, and $1.3 million in 2020, 2019, and 2018, respectively, and the Company's insurance subsidiary paid claims on such reinsurance to Assurity of $1.0 million, $0.9 million, and $0.9 million in 2020, 2019, and 2018, respectively. In addition, Assurity pays Nelnet Business Services a partial refund annually based on claim experience, which was approximately $64,000, $56,000, and $84,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
During 2020, Assurity invested approximately $1.2 million in a Company-managed limited liability company that invests in renewable energy (solar). As part of this transaction, the Company receives management and performance fees under a management agreement. During the year ended December 31, 2020, the Company earned approximately $12,000 in management fees from Assurity under this agreement.
22. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2020.

	As of December 31, 2020			As of December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (a):
Student loan asset-backed and other debt securities - available-for-sale	$—	348,504	348,504	—	52,597	52,597
Equity securities	10,114	—	10,114	6	—	6
Equity securities measured at net asset value (b)			31,927			12,894
Debt securities - available-for-sale	103	—	103	104	—	104
Total investments	10,217	348,504	390,648	110	52,597	65,601
Total assets	$10,217	348,504	390,648	110	52,597	65,601

(a)    Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and include investments traded on an active exchange, such as the New York Stock Exchange, and corporate bonds, mortgage-backed securities, U.S. government bonds, and U.S. Treasury securities that trade in active markets. Level 2 investments include student loan asset-backed securities and municipal bonds. The fair value for the student loan asset-backed securities is determined using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.
(b)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,454,132	19,391,045	—	—	20,454,132
Accrued loan interest receivable	794,611	794,611	—	794,611	—
Cash and cash equivalents	121,249	121,249	121,249	—	—
Investments (at fair value)	390,648	390,648	10,217	348,504	—
Beneficial interest in loan securitizations	58,709	58,331	—	—	58,709
Restricted cash	553,175	553,175	553,175	—	—
Restricted cash – due to customers	283,971	283,971	283,971	—	—
Financial liabilities:
Bonds and notes payable	19,270,810	19,320,726	—	19,270,810	—
Accrued interest payable	28,701	28,701	—	28,701	—
Bank deposits	54,599	54,633	48,422	6,177	—
Due to customers	301,471	301,471	301,471	—	—

	As of December 31, 2019
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$21,477,630	20,669,371	—	—	21,477,630
Accrued loan interest receivable	733,497	733,497	—	733,497	—
Cash and cash equivalents	133,906	133,906	133,906	—	—
Investments (at fair value)	65,601	65,601	110	52,597	—
Beneficial interest in loan securitizations	33,258	33,187	—	—	33,258
Restricted cash	650,939	650,939	650,939	—	—
Restricted cash – due to customers	437,756	437,756	437,756	—	—
Financial liabilities:
Bonds and notes payable	20,479,095	20,529,054	—	20,479,095	—
Accrued interest payable	47,285	47,285	—	47,285	—
Due to customers	437,756	437,756	437,756	—	—
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
Beneficial Interest in Loan Securitizations
Fair values for beneficial interest in loan securitizations were determined by modeling securitization cash flows and internally-developed assumptions. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Cash and Cash Equivalents, Restricted Cash, Restricted Cash – Due to Customers, Accrued Loan Interest Receivable, Accrued Interest Payable, and Due to Customers
The carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
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
Bank Deposits
Some of the Company’s deposits are fixed-rate and the fair value for these deposits are estimated using discounted cash flows based on rates currently offered for deposits of similar maturities. These are level 2 valuations. The fair value of the remaining deposits equal the amounts payable on demand at the balance sheet date and are reported at their carrying value. These are level 1 valuations.
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
23. Legal Proceedings
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

24. Quarterly Financial Information (Unaudited)

	2020
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$55,073	66,635	81,322	86,556
(Provision) negative provision for loan losses	(76,299)	(2,999)	5,821	10,116
Net interest income (loss) after provision (negative provision) for loan losses	(21,226)	63,636	87,143	96,672
Loan servicing and systems revenue	112,735	111,042	113,794	113,990
Education technology, services, and payment processing revenue	83,675	59,304	74,121	65,097
Communications revenue	18,181	18,998	20,211	19,253
Other	8,281	60,127	1,502	(12,350)
Gain on sale of loans	18,206	—	14,817	—
Gain from deconsolidation of ALLO	—	—	—	258,588
Impairment expense and provision for beneficial interests	(34,087)	(332)	—	9,696
Derivative market value adjustments and derivative settlements, net	(16,365)	1,910	1,049	(11,059)
Cost to provide education technology, services, and payment processing services	(22,806)	(15,376)	(25,243)	(18,782)
Cost to provide communications services	(5,582)	(5,743)	(5,914)	(5,573)
Salaries and benefits	(119,878)	(119,247)	(126,096)	(136,612)
Depreciation and amortization	(27,648)	(29,393)	(30,308)	(31,350)
Other expenses	(43,384)	(37,052)	(34,744)	(45,391)
Income tax benefit (expense)	10,133	(21,264)	(19,156)	(70,573)
Net (loss) income	(39,765)	86,610	71,176	231,606
Net (income) loss attributable to noncontrolling interests	(767)	(128)	327	3,385
Net (loss) income attributable to Nelnet, Inc.	$(40,532)	86,482	71,503	234,991
Earnings per common share:
Net (loss) income attributable to Nelnet, Inc. shareholders - basic and diluted	$(1.01)	2.21	1.86	6.10

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	2019
	First quarter	Second quarter	Third quarter	Fourth quarter
Net interest income	$58,816	59,825	66,457	64,252
Provision for loan losses	(7,000)	(9,000)	(10,000)	(13,000)
Net interest income after provision for loan losses	51,816	50,825	56,457	51,252
Loan servicing and systems revenue	114,898	113,985	113,286	113,086
Education technology, services, and payment processing revenue	79,159	60,342	74,251	63,578
Communications revenue	14,543	15,758	16,470	17,499
Other	9,067	14,440	13,439	10,973
Gain on sale of loans	—	1,712	—	15,549
Derivative market value adjustments and derivative settlements, net	(11,539)	(24,088)	1,668	3,170
Cost to provide education technology, services, and payment processing services	(21,059)	(15,871)	(25,671)	(19,002)
Cost to provide communications services	(4,759)	(5,101)	(5,236)	(5,327)
Salaries and benefits	(111,059)	(111,214)	(116,670)	(124,561)
Depreciation and amortization	(24,213)	(24,484)	(27,701)	(28,651)
Other expenses	(43,816)	(45,417)	(58,329)	(46,710)
Income tax expense	(11,391)	(6,209)	(8,829)	(9,022)
Net income	41,647	24,678	33,135	41,834
Net loss (income) attributable to noncontrolling interests	(56)	(59)	77	546
Net income attributable to Nelnet, Inc.	$41,591	24,619	33,212	42,380
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.03	0.61	0.83	1.06

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

25. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2020 and 2019 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2020 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the lending subsidiaries debt financing arrangements.

Balance Sheets
(Parent Company Only)
As of December 31, 2020 and 2019
	2020	2019
Assets:
Cash and cash equivalents	$69,687	73,144
Investments and notes receivable	707,332	137,229
Investment in subsidiary debt	38,903	13,818
Restricted cash	93,271	9,567
Investment in subsidiaries	1,963,413	2,181,122
Notes receivable from subsidiaries	21,209	42,552
Other assets	115,631	100,059
Total assets	$3,009,446	2,557,491
Liabilities:
Notes payable	$236,317	67,655
Other liabilities	140,710	97,952
Total liabilities	377,027	165,607
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	384	398
Additional paid-in capital	3,794	5,715
Retained earnings	2,621,762	2,377,627
Accumulated other comprehensive earnings	6,102	2,972
Total Nelnet, Inc. shareholders' equity	2,632,042	2,386,712
Noncontrolling interest	377	5,172
Total equity	2,632,419	2,391,884
Total liabilities and shareholders' equity	$3,009,446	2,557,491

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2020, 2019, and 2018
	2020	2019	2018
Investment interest income	$4,110	4,925	17,707
Interest expense on bonds and notes payable	3,179	9,588	9,270
Net interest income (expense)	931	(4,663)	8,437
Other income/expense:
Other income	40,904	8,384	13,944
Gain from debt repurchases	1,962	136	359
Equity in subsidiaries income	132,101	182,346	158,364
Gain from deconsolidation of ALLO	258,588	—	—
Derivative market value adjustments and derivative settlements, net	(24,465)	(30,789)	71,085
Total other income/expense	409,090	160,077	243,752
Operating expenses	14,006	19,561	4,795
Income before income taxes	396,015	135,853	247,394
Income tax (expense) benefit	(43,577)	5,950	(19,481)
Net income	352,438	141,803	227,913
Net loss attributable to noncontrolling interest	5	—	—
Net income attributable to Nelnet, Inc.	$352,443	141,803	227,913

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2020, 2019, and 2018
	2020	2019	2018
Net income	$352,438	141,803	227,913
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during period, net	6,637	(1,199)	1,056
Reclassification adjustment for gains recognized in net income, net of losses	(2,521)	—	(978)
Income tax effect	(986)	288	(69)
Total other comprehensive income (loss)	3,130	(911)	9
Comprehensive income	355,568	140,892	227,922
Comprehensive loss attributable to noncontrolling interest	5	—	—
Comprehensive income attributable to Nelnet, Inc.	$355,573	140,892	227,922

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2020, 2019, and 2018
	2020	2019	2018
Net income attributable to Nelnet, Inc.	$352,443	141,803	227,913
Net loss attributable to noncontrolling interest	(5)	—	—
Net income	352,438	141,803	227,913
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	534	467	442
Derivative market value adjustments	28,144	76,195	(1,014)
(Payments to) proceeds from termination of derivative instruments, net	—	(12,530)	10,283
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(26,747)	(70,685)	40,382
Equity in earnings of subsidiaries	(132,101)	(182,346)	(158,364)
Gain from deconsolidation of ALLO, including cash impact	(287,579)	—	—
Gain from debt repurchases	(1,962)	(136)	(359)
Gain from investments, net	(46,019)	(3,969)	(11,177)
Deferred income tax expense (benefit)	23,747	(19,183)	21,814
Non-cash compensation expense	16,739	6,781	6,539
Impairment expense	7,784	—	—
Other	(329)	(481)	(4,770)
(Increase) decrease in other assets	(17,410)	(10,672)	25,252
Increase (decrease) in other liabilities	26,009	29,384	(9,621)
Net cash (used in) provided by operating activities	(56,752)	(45,372)	147,320
Cash flows from investing activities:
Purchases of available-for-sale securities	(342,563)	—	(46,382)
Proceeds from sales of available-for-sale securities	168,555	—	75,605
Capital distributions/contributions from/to subsidiaries, net	99,830	449,602	(334,280)
Decrease (increase) in notes receivable from subsidiaries	21,343	14,421	(31,325)
(Purchases of) proceeds from subsidiary debt, net	(25,085)	—	61,841
Increase in guaranteed payment from subsidiary	—	—	(70,270)
Purchases of other investments	(54,637)	(47,106)	(28,610)
Proceeds from other investments	8,564	27,926	7,783
Net cash (used in) provided by investing activities	(123,993)	444,843	(365,638)
Cash flows from financing activities:
Payments on notes payable	(20,381)	(361,272)	(8,651)
Proceeds from issuance of notes payable	190,520	60,000	300,000
Payments of debt issuance costs	(49)	(1,129)	(827)
Dividends paid	(31,778)	(29,485)	(26,839)
Repurchases of common stock	(73,358)	(40,411)	(45,331)
Proceeds from issuance of common stock	1,653	1,552	1,359
Acquisition of noncontrolling interest	(600)	—	(13,449)
Issuance of noncontrolling interest	194,985	878	13
Net cash provided by (used in) financing activities	260,992	(369,867)	206,275
Net increase (decrease) in cash, cash equivalents, and restricted cash	80,247	29,604	(12,043)
Cash, cash equivalents, and restricted cash, beginning of period	82,711	53,107	65,150
Cash, cash equivalents, and restricted cash, end of period	$162,958	82,711	53,107

Cash disbursements made for:
Interest	$2,577	9,501	8,628
Income taxes, net of refunds and credits	$29,685	17,672	473

Noncash investing and financing activities:
Recapitalization of accrued interest payable to accrued guaranteed payment	$—	—	6,674
Recapitalization of note payable to guaranteed payment	$—	—	186,429
Recapitalization of guaranteed payment to investment in subsidiary	$—	—	273,360
Contribution to subsidiary, net	$49,066	—	—

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