Form 10-Q
period 2021-03-31
NELNET INC
filed 2021-05-10
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, there were 27,370,797 and 11,154,171 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	March 31, 2021	December 31, 2020
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $157,394 and $175,698, respectively)	$19,737,530	20,185,656
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	50,586	33,292
Cash and cash equivalents - held at a related party	93,643	87,957
Total cash and cash equivalents	144,229	121,249
Investments	973,099	992,940
Restricted cash	609,881	553,175
Restricted cash - due to customers	193,081	283,971
Accounts receivable (net of allowance for doubtful accounts of $2,091 and $1,824, respectively)	80,283	76,460
Goodwill	142,092	142,092
Intangible assets, net	66,718	75,070
Property and equipment, net	130,450	123,527
Other assets	89,845	92,020
Total assets	$22,167,208	22,646,160
Liabilities:
Bonds and notes payable	$18,754,715	19,320,726
Accrued interest payable	5,527	28,701
Bank deposits	111,830	54,633
Other liabilities	315,454	312,280
Due to customers	230,581	301,471
Total liabilities	19,418,107	20,017,811
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,367,797 shares and 27,193,154 shares, respectively	274	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,154,171 shares and 11,155,571 shares, respectively	112	112
Additional paid-in capital	5,859	3,794
Retained earnings	2,736,923	2,621,762
Accumulated other comprehensive earnings	9,022	6,102
Total Nelnet, Inc. shareholders' equity	2,752,190	2,632,042
Noncontrolling interests	(3,089)	(3,693)
Total equity	2,749,101	2,628,349
Total liabilities and equity	$22,167,208	22,646,160

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$19,575,058	20,132,996
Restricted cash	551,983	499,223
Bonds and notes payable	(18,888,943)	(19,355,375)
Accrued interest payable and other liabilities	(67,348)	(83,127)
Net assets of consolidated education and other lending variable interest entities	$1,170,750	1,193,717
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2021	2020
Interest income:
Loan interest	$124,117	181,793
Investment interest	4,986	7,398
Total interest income	129,103	189,191
Interest expense:
Interest on bonds and notes payable and bank deposits	27,773	134,118
Net interest income	101,330	55,073
Less (negative provision) provision for loan losses	(17,048)	76,299
Net interest income after provision for loan losses	118,378	(21,226)
Other income/expense:
Loan servicing and systems revenue	111,517	112,735
Education technology, services, and payment processing revenue	95,258	83,675
Communications revenue	—	18,181
Other	(4,604)	8,281
Gain on sale of loans	—	18,206
Impairment expense and provision for beneficial interests, net	2,436	(34,087)
Derivative market value adjustments and derivative settlements, net	34,505	(16,365)
Total other income/expense	239,112	190,626
Cost of services:
Cost to provide education technology, services, and payment processing services	27,052	22,806
Cost to provide communications services	—	5,582
Total cost of services	27,052	28,388
Operating expenses:
Salaries and benefits	115,791	119,878
Depreciation and amortization	20,184	27,648
Other expenses	36,698	43,384
Total operating expenses	172,673	190,910
Income (loss) before income taxes	157,765	(49,898)
Income tax (expense) benefit	(34,861)	10,133
Net income (loss)	122,904	(39,765)
Net loss (income) attributable to noncontrolling interests	694	(767)
Net income (loss) attributable to Nelnet, Inc.	$123,598	(40,532)
Earnings per common share:
Net income (loss) attributable to Nelnet, Inc. shareholders - basic and diluted	$3.20	(1.01)
Weighted average common shares outstanding - basic and diluted	38,603,555	39,955,514

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(unaudited)
	Three months ended March 31,
	2021		2020
Net income (loss)		$122,904		(39,765)
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	1		—
Net changes related to available-for-sale debt securities:
Unrealized gains (losses) during period, net	4,349		(3,015)
Reclassification of (gains) losses to net income, net	(508)		235
Income tax effect	(922)	2,919	667	(2,113)
Other comprehensive income (loss)		2,920		(2,113)
Comprehensive income (loss)		125,824		(41,878)
Comprehensive loss (income) attributable to noncontrolling interests		694		(767)
Comprehensive income (loss) attributable to Nelnet, Inc.		$126,518		(42,645)

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net (loss) income	—	—	—	—	—	—	—	(40,532)	—	767	(39,765)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,113)	—	(2,113)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(55)	(55)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(7,946)	—	—	(7,946)
Issuance of common stock, net of forfeitures	—	148,422	—	—	1	—	2,940	—	—	—	2,941
Compensation expense for stock based awards	—	—	—	—	—	—	1,738	—	—	—	1,738
Repurchase of common stock	—	(24,885)	—	—	—	—	(1,253)	—	—	—	(1,253)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,867)	—	—	(18,867)
Balance as of March 31, 2020	—	28,582,032	11,271,609	$—	286	113	9,140	2,310,282	859	5,120	2,325,800

Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,400	1,400
Net income (loss)	—	—	—	—	—	—	—	123,598	—	(694)	122,904
Other comprehensive income	—	—	—	—	—	—	—	—	2,920	—	2,920
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(102)	(102)
Cash dividends on Class A and Class B common stock - $0.22 per share	—	—	—	—	—	—	—	(8,437)	—	—	(8,437)
Issuance of common stock, net of forfeitures	—	199,442	—	—	2	—	2,089	—	—	—	2,091
Compensation expense for stock based awards	—	—	—	—	—	—	1,985	—	—	—	1,985
Repurchase of common stock	—	(26,199)	—	—	—	—	(2,009)	—	—	—	(2,009)
Conversion of common stock	—	1,400	(1,400)	—	—	—	—	—	—	—	—
Balance as of March 31, 2021	—	27,367,797	11,154,171	$—	274	112	5,859	2,736,923	9,022	(3,089)	2,749,101

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2021	2020
Net income (loss) attributable to Nelnet, Inc.	$123,598	(40,532)
Net (loss) income attributable to noncontrolling interests	(694)	767
Net income (loss)	122,904	(39,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	38,415	48,763
Loan discount accretion	(7,218)	(9,442)
(Negative provision) provision for loan losses	(17,048)	76,299
Derivative market value adjustments	(38,809)	20,602
Proceeds from (payments to) clearinghouse - initial and variation margin, net	38,081	(20,386)
Gain from sale of loans	—	(18,206)
Loss from investments, net	13,849	4,046
Purchases of equity securities - trading	(13,512)	—
Deferred income tax expense (benefit)	15,405	(26,000)
Non-cash compensation expense	2,052	1,857
(Negative provision) provision for beneficial interests and impairment expense	(2,436)	34,087
Increase in loan and investment accrued interest receivable	(114)	(33,167)
(Increase) decrease in accounts receivable	(3,831)	52,185
Decrease in other assets, net	5,147	31,363
Decrease (increase) in the carrying amount of ROU asset	1,418	(1,000)
Decrease in accrued interest payable	(23,174)	(3,411)
Decrease in other liabilities	(10,375)	(42,047)
Decrease in the carrying amount of lease liability	(1,247)	(2,382)
Decrease in due to customers	(70,849)	(217,851)
Net cash provided by (used in) operating activities	48,658	(144,455)
Cash flows from investing activities, net of acquisition:
Purchases and originations of loans	(152,329)	(409,404)
Purchases of loans from a related party	(19,731)	(41,217)
Net proceeds from loan repayments, claims, and capitalized interest	637,275	517,347
Proceeds from sale of loans	—	90,461
Purchases of available-for-sale securities	(44,335)	(29,658)
Proceeds from sales of available-for-sale securities	18,077	22,197
Proceeds from beneficial interest in loan securitizations	8,603	11,264
Purchases of other investments	(71,590)	(32,892)
Proceeds from other investments	110,290	3,135
Purchases of property and equipment	(17,898)	(25,561)
Net cash provided by investing activities	$468,362	105,672

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Three months ended
	March 31,
	2021	2020
Cash flows from financing activities:
Payments on bonds and notes payable	$(584,303)	(1,263,204)
Proceeds from issuance of bonds and notes payable	7,800	1,193,388
Payments of debt issuance costs	(614)	(4,854)
Increase in bank deposits, net	57,197	—
Dividends paid	(8,437)	(7,946)
Repurchases of common stock	(2,009)	(1,253)
Proceeds from issuance of common stock	381	411
Issuance of noncontrolling interests	1,940	—
Distribution to noncontrolling interests	(102)	(22)
Net cash used in financing activities	(528,147)	(83,480)
Effect of exchange rate changes on cash	(77)	—
Net decrease in cash, cash equivalents, and restricted cash	(11,204)	(122,263)
Cash, cash equivalents, and restricted cash, beginning of period	958,395	1,222,601
Cash, cash equivalents, and restricted cash, end of period	$947,191	1,100,338

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$39,686	125,184
Cash disbursements made for income taxes, net of refunds and credits received (a)	$199	80
Cash disbursements made for operating leases	$2,098	2,702
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$740	1,411
Receipt of beneficial interest in consumer loan securitizations	$—	38,490
Distribution to noncontrolling interest	$—	33
(a) For the three months ended March 31, 2021 and 2020, respectively, the Company utilized $2.0 million and $9.4 million, respectively, of federal and state tax credits related primarily to renewable energy.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Total cash and cash equivalents	$144,229	121,249	204,844	133,906
Restricted cash	609,881	553,175	675,589	650,939
Restricted cash - due to customers	193,081	283,971	219,905	437,756
Cash, cash equivalents, and restricted cash	$947,191	958,395	1,100,338	1,222,601
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2020 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	March 31, 2021	December 31, 2020
Federally insured student loans:
Stafford and other	$4,283,566	4,383,000
Consolidation	14,321,817	14,746,173
Total	18,605,383	19,129,173
Private education loans	314,048	320,589
Private education loans - Nelnet Bank	79,231	17,543
Consumer loans	110,792	109,346
	19,109,454	19,576,651
Accrued interest receivable	794,561	794,611
Loan discount, net of unamortized loan premiums and deferred origination costs	(9,091)	(9,908)
Allowance for loan losses:
Federally insured loans	(121,846)	(128,590)
Private education loans	(20,670)	(19,529)
Private education loans - Nelnet Bank	(744)	(323)
Consumer loans	(14,134)	(27,256)
	$19,737,530	20,185,656

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of ASC 326 adoption	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Three months ended March 31, 2021
Federally insured loans	$128,590	—	(7,483)	(61)	—	800	—	121,846
Private education loans	19,529	—	1,431	(493)	202	—	1	20,670
Private education loans - Nelnet Bank	323	—	422	—	—	—	(1)	744
Consumer loans	27,256	—	(11,418)	(1,950)	246	—	—	14,134
	$175,698	—	(17,048)	(2,504)	448	800	—	157,394

	Three months ended March 31, 2020
Federally insured loans	$36,763	72,291	39,323	(6,318)	—	4,700	—	146,759
Private education loans	9,597	4,797	9,800	(1,330)	192	—	—	23,056
Consumer loans	15,554	13,926	27,176	(4,350)	247	—	(13,500)	39,053
	$61,914	91,014	76,299	(11,998)	439	4,700	(13,500)	208,868
a) During the three months ended March 31, 2021 and 2020, the Company acquired $54.0 million (par value) and $291.2 million (par value), respectively, of federally insured rehabilitation loans that met the definition of PCD loans when they were purchased by the Company.
Beginning in March 2020, the coronavirus disease 2019 ("COVID-19") pandemic has caused significant disruptions in the U.S. and world economies. Apart from the impact of the adoption of ASC 326 effective January 1, 2020, the Company’s allowance for loan losses increased during the first quarter of 2020 primarily as a result of the COVID-19 pandemic and its effects on economic conditions.
The Company recorded a negative provision for loan losses for its federally insured and consumer loan portfolios for the three months ended March 31, 2021 due to management's estimate of certain continued improved economic conditions (including the improvement in certain macroeconomic variables (unemployment rates, gross domestic product, and consumer price index) used in the Company's loan loss models) as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. The Company recorded a provision expense on its private education loan portfolio during the three months ended March 31, 2021 as a result of an increase of loans in forbearance, which was partially offset by management's estimate of certain continued improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020.

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

	As of March 31, 2021			As of December 31, 2020			As of March 31, 2020
Federally insured loans:
Loans in-school/grace/deferment	$1,006,605	5.4%		$1,036,028	5.4%		$1,111,139	5.5%
Loans in forbearance	1,936,553	10.4		1,973,175	10.3		2,131,735	10.6
Loans in repayment status:
Loans current	13,787,038		88.0%	13,683,054		84.9%	14,618,767		86.3%
Loans delinquent 31-60 days	425,599		2.7	633,411		3.9	581,665		3.4
Loans delinquent 61-90 days	234,871		1.5	307,936		1.9	405,575		2.4
Loans delinquent 91-120 days	125,471		0.8	800,257		5.0	267,145		1.6
Loans delinquent 121-270 days	1,026,050		6.6	674,975		4.2	756,241		4.5
Loans delinquent 271 days or greater	63,196		0.4	20,337		0.1	312,785		1.8
Total loans in repayment	15,662,225	84.2	100.0%	16,119,970	84.3	100.0%	16,942,178	83.9	100.0%
Total federally insured loans	18,605,383	100.0%		19,129,173	100.0%		20,185,052	100.0%
Accrued interest receivable	791,199			791,453			763,924
Loan discount, net of unamortized premiums and deferred origination costs	(14,608)			(14,505)			(5,732)
Allowance for loan losses	(121,846)			(128,590)			(146,759)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$19,260,128			$19,777,531			$20,796,485
Private education loans:
Loans in-school/grace/deferment	$10,405	3.3%		$5,049	1.6%		$4,783	1.7%
Loans in forbearance	7,567	2.4		2,359	0.7		11,428	4.2
Loans in repayment status:
Loans current	292,840		98.9%	310,036		99.0%	252,611		97.9%
Loans delinquent 31-60 days	1,343		0.5	1,099		0.4	1,606		0.6
Loans delinquent 61-90 days	843		0.3	675		0.2	961		0.4
Loans delinquent 91 days or greater	1,050		0.3	1,371		0.4	2,821		1.1
Total loans in repayment	296,076	94.3	100.0%	313,181	97.7	100.0%	257,999	94.1	100.0%
Total private education loans	314,048	100.0%		320,589	100.0%		274,210	100.0%
Accrued interest receivable	2,303			2,131			1,716
Loan premium, net of unaccreted discount	2,673			2,691			(138)
Allowance for loan losses	(20,670)			(19,529)			(23,056)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$298,354			$305,882			$252,732
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment	$82	0.1%		$—	—%
Loans in forbearance	29	—		29	0.2
Loans in repayment status:
Loans current	79,120		100.0%	17,514		100.0%
Loans delinquent 31-60 days	—		—	—		—
Loans delinquent 61-90 days	—		—	—		—
Loans delinquent 91 days or greater	—		—	—		—
Total loans in repayment	79,120	99.9	100.0%	17,514	99.8	100.0%
Total private education loans	79,231	100.0%		17,543	100.0%
Accrued interest receivable	125			26
Loan premium, net of unaccreted discount	999			266
Allowance for loan losses	(744)			(323)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$79,611			$17,512

Consumer loans:
Loans in deferment	$306	0.3%		$829	0.8%		$—
Loans in repayment status:
Loans current	108,126		97.9%	105,650		97.4%	141,840	97.3%
Loans delinquent 31-60 days	760		0.7	954		0.9	1,525	1.0
Loans delinquent 61-90 days	577		0.5	804		0.7	851	0.6
Loans delinquent 91 days or greater	1,023		0.9	1,109		1.0	1,587	1.1
Total loans in repayment	110,486	99.7	100.0%	108,517	99.2	100.0%	145,803	100.0%
Total consumer loans	110,792	100.0%		109,346	100.0%		145,803
Accrued interest receivable	934			1,001			1,133
Loan premium	1,845			1,640			1,108
Allowance for loan losses	(14,134)			(27,256)			(39,053)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$99,437			$84,731			$108,991

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2020 and March 31, 2021, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of March 31, 2021 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Three months ended March 31, 2021	2020	2019	2018	2017	Prior years	Total
Private education loans:
Loans in school/grace/deferment	$216	2,159	4,948	—	—	3,082	10,405
Loans in forbearance	—	488	1,288	131	—	5,660	7,567
Loans in repayment status:
Loans current	1,069	101,577	67,914	636	—	121,644	292,840
Loans delinquent 31-60 days	—	10	114	—	—	1,219	1,343
Loans delinquent 61-90 days	—	—	59	—	—	784	843
Loans delinquent 91 days or greater	—	—	120	—	—	930	1,050
Total loans in repayment	1,069	101,587	68,207	636	—	124,577	296,076
Total private education loans	$1,285	104,234	74,443	767	—	133,319	314,048
Accrued interest receivable							2,303
Loan premium, net of unaccreted discount							2,673
Allowance for loan losses							(20,670)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$298,354

Private education loans - Nelnet Bank:
Loans in school/grace/deferment	$82	—	—	—	—	—	82
Loans in forbearance	—	29	—	—	—	—	29
Loans in repayment status:
Loans current	62,647	16,473	—	—	—	—	79,120
Loans delinquent 31-60 days	—	—	—	—	—	—	—
Loans delinquent 61-90 days	—	—	—	—	—	—	—
Loans delinquent 91 days or greater	—	—	—	—	—	—	—
Total loans in repayment	62,647	16,473	—	—	—	—	79,120
Total private education loans	$62,729	16,502	—	—	—	—	79,231
Accrued interest receivable							125
Loan premium, net of unaccreted discount							999
Allowance for loan losses							(744)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$79,611

Consumer loans:
Loans in deferment	$—	33	177	96	—	—	306
Loans in repayment status:
Loans current	18,713	51,409	18,771	17,360	1,873	—	108,126
Loans delinquent 31-60 days	—	339	272	120	29	—	760
Loans delinquent 61-90 days	—	311	185	64	17	—	577
Loans delinquent 91 days or greater	—	312	297	404	10	—	1,023
Total loans in repayment	18,713	52,371	19,525	17,948	1,929	—	110,486
Total consumer loans	$18,713	52,404	19,702	18,044	1,929	—	110,792
Accrued interest receivable							934
Loan premium							1,845
Allowance for loan losses							(14,134)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$99,437

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$16,716,369	0.19% - 2.11%	5/27/25 - 10/25/68
Bonds and notes based on auction	747,075	1.07% - 2.15%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,463,444
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	915,947	1.42% - 3.45%	10/25/67 / 8/27/68
FFELP warehouse facilities	247,018	0.23%	5/20/22 / 2/26/24
Private education loan warehouse facility	158,197	0.26%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	44,844	1.65% / 1.86%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	35,196	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	12/16/24
Other borrowings	118,537	0.81% / 1.86%	5/4/21 / 5/30/22
	18,983,183
Discount on bonds and notes payable and debt issuance costs	(228,468)
Total	$18,754,715

	As of December 31, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$17,127,643	0.28% - 2.05%	5/27/25 - 10/25/68
Bonds and notes based on auction	749,925	1.12% - 2.14%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,877,568
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	923,076	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP warehouse facilities	252,165	0.27% / 0.31%	5/20/22 / 2/26/23
Private education loan warehouse facility	150,397	0.28%	2/13/22
Consumer loan warehouse facility	25,809	0.28%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	49,025	1.65% / 1.90%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	37,251	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	120,000	1.65%	12/16/24
Other borrowings	123,558	0.84% / 1.90%	5/4/21 / 5/30/22
	19,558,849
Discount on bonds and notes payable and debt issuance costs	(238,123)
Total	$19,320,726

FFELP Warehouse Facilities
The Company funds the majority of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of March 31, 2021, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I	NHELP-II (a)	Total
Maximum financing amount	$260,000	50,000	310,000
Amount outstanding	247,018	—	247,018
Amount available	$12,982	50,000	62,982
Expiration of liquidity provisions	May 20, 2021	February 26, 2022
Final maturity date	May 20, 2022	February 26, 2024
Advanced as equity support	$20,529	—	20,529

(a)    On February 26, 2021, the Company extended the expiration of liquidity provisions and the maturity date for this warehouse facility an additional year to February 26, 2022 and February 26, 2024, respectively.

Private Education Loan Warehouse Facility
During 2020, the Company obtained a private education loan warehouse facility that had an aggregate maximum financing amount available of $200.0 million. On February 12, 2021, the Company decreased the maximum financing amount available for this facility to $175.0 million and extended the liquidity provisions and final maturity date to February 13, 2022 and February 13, 2023, respectively. As of March 31, 2021, $158.2 million was outstanding under this warehouse facility and $16.8 million was available for future funding. The facility has an advance rate of 80 to 90 percent and, as of March 31, 2021, the Company had $17.0 million advanced as equity support under this facility.
Consumer Loan Warehouse Facility
The Company had a $100.0 million consumer loan warehouse facility. On March 31, 2021, the Company terminated this facility.
Unsecured Line of Credit
The Company has a $455.0 million unsecured line of credit that has a maturity date of December 16, 2024. As of March 31, 2021, no amount was outstanding on the line of credit and $455.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
Other Borrowings
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of March 31, 2021, $113.5 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate student loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $100.0 million or an amount in excess of $100.0 million if mutually agreed to by both parties. Student loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
Accrued Interest Liability
During the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest on bonds and notes payable and bank deposits" in the consolidated statements of operations.

4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2020 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2021 and December 31, 2020 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of March 31, 2021 and December 31, 2020, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
2021	$250,000
2022	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$6,150,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2021 and December 31, 2020 was one-month LIBOR plus 9.1 basis points.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of March 31, 2021		As of December 31, 2020
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2021	$600,000	2.15%	$600,000	2.15%
2022 (b)	500,000	0.94	500,000	0.94
2023	900,000	0.62	900,000	0.62
2024 (c)	2,500,000	0.35	2,000,000	0.32
2025	500,000	0.35	500,000	0.35
	$5,000,000	0.67%	$4,500,000	0.70%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b)    $250.0 million of the derivatives outstanding at March 31, 2021 and December 31, 2020 have forward effective start dates in June 2021.
(c)    $500.0 million of the derivatives outstanding at March 31, 2021 and December 31, 2020 have forward effective start dates in June 2021.

Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of operations.

	Three months ended March 31,
	2021	2020
Settlements:
1:3 basis swaps	$(19)	2,112
Interest rate swaps - floor income hedges	(4,285)	2,125
Total settlements - (expense) income	(4,304)	4,237
Change in fair value:
1:3 basis swaps	2,799	1,558
Interest rate swaps - floor income hedges	36,010	(22,160)
Total change in fair value - income (expense)	38,809	(20,602)
Derivative market value adjustments and derivative settlements, net - income (expense)	$34,505	(16,365)

5.  Investments
A summary of the Company's investments follows:

	As of March 31, 2021				As of December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Student loan asset-backed and other debt securities - available-for-sale (a)	$367,343	11,879	(9)	379,213	340,578	8,042	(13)	348,607
Equity securities	53,044	10,430	(3,621)	59,853	36,227	8,768	(2,954)	42,041
Total investments (at fair value)	$420,387	22,309	(3,630)	439,066	376,805	16,810	(2,967)	390,648
Other Investments (not measured at fair value):
Venture capital and funds:
Measurement alternative				145,440				144,795
Equity method (b)				59,583				14,018
Other				1,328				894
Total venture capital and funds				206,351				159,707
Real estate
Equity method				49,527				50,291
Notes receivable (c)				17,344				847
Total real estate				66,871				51,138
Investment in ALLO:
Voting interest/equity method (d)				107,177				129,396
Preferred membership interest and accrued and unpaid preferred return (e)				131,237				228,916
Total investment in ALLO				238,414				358,312
Solar (f)				(34,091)				(30,373)
Beneficial interest in federally insured loan securitizations (g)				29,228				30,377
Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $4,449 as of December 31, 2020 (g)				22,936				27,954
Tax liens and affordable housing				4,324				5,177
Total investments (not measured at fair value)				534,033				602,292
Total investments				$973,099				$992,940

(a)    As of March 31, 2021, $113.5 million (par value) of student loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Other Borrowings."
(b)    In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education student loans representing approximately 445,000 borrowers. The Company has entered into agreements to participate in a joint venture to acquire the portfolio. As of March 31, 2021, the Company has invested $44.7 million in the joint venture and is accounting for this investment under the equity method of accounting.
(c)    On February 26, 2021, the Company received a $13.0 million promissory note from Telegraph Flats, LLC ("Telegraph Flats"). The Company owns 50% of Telegraph Flats. Telegraph Flats is an entity that was established for the sole purpose of acquiring, developing, and owning a multi-family and commercial real estate property in Lincoln, Nebraska. The promissory note carries an interest rate of one-month LIBOR plus 1.75% and has a maturity date of August 26, 2021.
(d)    The Company accounts for its voting membership interests in ALLO Communications LLC ("ALLO") under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. The HLBV method of accounting is used by the Company for equity method investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership or voting interests. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period. Because the Company will be able to utilize certain tax losses related to ALLO’s operations, the equity investment agreements for the Company have liquidation rights and priorities that are sufficiently different from the voting membership interests percentages such that the HLBV method of accounting was deemed appropriate. Accordingly, the recognition of earnings or losses during any reporting period related to the Company’s equity investment in ALLO may or may not reflect its voting membership interests percentage and could vary substantially from those calculated based on the Company’s voting membership interests in ALLO.
During the three month period ended March 31, 2021, the Company recognized a loss of $22.2 million under the HLBV method of accounting on its ALLO voting membership interests investment. Assuming ALLO continues its planned growth in existing and new communities, it will continue to invest substantial amounts in property and equipment to build the network and connect customers. The resulting recognition of depreciation and development costs could result in continuing net operating losses by ALLO under generally accepted accounting principles. Applying the HLBV method of accounting, the Company will continue to recognize a significant portion of ALLO’s anticipated losses over the next several years.
(e)    The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25 percent. During the three months ended March 31, 2021, the Company recognized income on its ALLO preferred membership interests of $2.3 million.
On January 19, 2021, ALLO closed on certain private debt financing facilities from unrelated third-party lenders providing for aggregate financing of up to $230.0 million. With proceeds from this transaction, ALLO redeemed a portion of its non-voting preferred membership interests held by the Company in exchange for an aggregate redemption price payment to the Company of $100.0 million.
Under the October 2020 recapitalization agreements for ALLO, the parties have agreed to use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership interests of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests.
(f)    The Company makes investments in entities that promote renewable energy sources (solar). The Company's investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of March 31, 2021, the Company has funded $151.8 million in solar investments. The carrying value of the Company's solar investments are reduced by tax credits earned when the solar project is placed in service. The solar investment balance at March 31, 2021 represents total tax credits earned on solar projects placed in service through March 31, 2021 being larger than total payments made by the Company on such projects. The Company is committed to fund an additional $42.8 million on these projects.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the three months ended March 31, 2021 and 2020, the Company recognized pre-tax losses of $1.7 million and $2.8 million, respectively, on its solar investments. These losses are included in "other" in "other income/expense" on the consolidated statements of operations.
(g)    The Company has purchased partial ownership in certain federally insured and consumer loan securitizations. As of the latest remittance reports filed by the various trusts prior to March 31, 2021, the Company's ownership correlates to approximately $500 million and $230 million of federally insured and consumer loans, respectively, included in these securitizations.
During the first quarter of 2020, the Company recorded a $26.3 million provision charge related to the Company's beneficial interest in consumer loan securitizations due to distressed economic conditions resulting from the COVID-19 pandemic. Due to improved economic conditions, the Company has reduced the allowance for credit losses related to the consumer loan beneficial interests, including reducing such allowance by $2.4 million during the first quarter of 2021. As of March 31, 2021, the Company no longer has an allowance for credit losses associated with the consumer loan beneficial interests. The activity related to the allowance for credit losses related to the consumer loan beneficial interests is included in “impairment expense and provision for beneficial interests, net” on the consolidated statements of operations.

6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of March 31, 2021 (months)
		As of	As of
		March 31, 2021	December 31, 2020
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $90,282 and $83,419, respectively)	102	$60,110	66,974
Computer software (net of accumulated amortization of $2,082 and $4,127, respectively)	33	5,775	6,430
Trade names (net of accumulated amortization of $4,288 and $3,455, respectively)	3	833	1,666
Total - amortizable intangible assets, net	95	$66,718	75,070

The Company recorded amortization expense on its intangible assets of $8.4 million and $7.4 million during the three months ended March 31, 2021 and 2020, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2021, the Company estimates it will record amortization expense as follows:

2021 (April 1 - December 31)	$14,690
2022	9,939
2023	9,830
2024	7,457
2025	4,644
2026 and thereafter	20,158
$66,718

7. Goodwill
The carrying amount of goodwill as of December 31, 2020 and March 31, 2021 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Goodwill balance	$23,639	76,570	41,883	—	—	142,092

8. Property and Equipment
Property and equipment consisted of the following:

		As of	As of
	Useful life	March 31, 2021	December 31, 2020
Computer equipment and software	1-5 years	$188,378	172,664
Building and building improvements	5-48 years	52,806	52,444
Office furniture and equipment	1-10 years	22,502	21,899
Leasehold improvements	1-15 years	9,167	9,168
Transportation equipment	5-10 years	4,857	4,857
Land	—	3,642	3,642
Construction in progress	—	20,549	18,478
		301,901	283,152
Accumulated depreciation		(171,451)	(159,625)
Total property and equipment, net		$130,450	123,527
The Company recorded depreciation expense on its property and equipment of $11.8 million and $20.3 million during the three months ended March 31, 2021 and 2020, respectively.

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

	Three months ended March 31,
	2021			2020
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income (loss) attributable to Nelnet, Inc.	$121,766	1,832	123,598	(39,974)	(558)	(40,532)

Denominator:
Weighted-average common shares outstanding - basic and diluted	38,031,267	572,288	38,603,555	39,405,454	550,060	39,955,514
Earnings per share - basic and diluted	$3.20	3.20	3.20	(1.01)	(1.01)	(1.01)

10.  Segment Reporting
See note 15 of the notes to consolidated financial statements included in the 2020 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$34	263	—	126,402	1,376	1,246	(218)	129,103
Interest expense	23	—	—	26,950	194	824	(218)	27,773
Net interest income (expense)	11	263	—	99,452	1,182	422	—	101,330
Less (negative provision) provision for loan losses	—	—	—	(17,470)	422	—	—	(17,048)
Net interest income after provision for loan losses	11	263	—	116,922	760	422	—	118,378
Other income/expense:
Loan servicing and systems revenue	111,517	—	—	—	—	—	—	111,517
Intersegment revenue	8,268	3	—	—	—	—	(8,271)	—
Education technology, services, and payment processing revenue	—	95,258	—	—	—	—	—	95,258
Communications revenue	—	—	—	—	—	—	—	—
Other	1,113	—	—	445	22	(6,184)	—	(4,604)
Gain on sale of loans	—	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests, net	—	—	—	2,436	—	—	—	2,436
Derivative settlements, net	—	—	—	(4,304)	—	—	—	(4,304)
Derivative market value adjustments, net	—	—	—	38,809	—	—	—	38,809
Total other income/expense	120,898	95,261	—	37,386	22	(6,184)	(8,271)	239,112
Cost of services:
Cost to provide education technology, services, and payment processing services	—	27,052	—	—	—	—	—	27,052
Cost to provide communications services	—	—	—	—	—	—	—	—
Total cost of services	—	27,052	—	—	—	—	—	27,052
Operating expenses:
Salaries and benefits	66,458	25,941	—	495	1,488	21,409	—	115,791
Depreciation and amortization	8,192	3,071	—	—	—	8,920	—	20,184
Other expenses	13,285	4,822	—	3,777	545	14,272	—	36,698
Intersegment expenses, net	16,890	3,664	—	8,427	3	(20,713)	(8,271)	—
Total operating expenses	104,825	37,498	—	12,699	2,036	23,888	(8,271)	172,673
Income (loss) before income taxes	16,084	30,974	—	141,609	(1,254)	(29,650)	—	157,765
Income tax (expense) benefit (b)	(3,860)	(7,434)	—	(33,987)	286	10,133	—	(34,861)
Net income (loss)	12,224	23,540	—	107,622	(968)	(19,517)	—	122,904
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	(17)	711	694
Net income (loss) attributable to Nelnet, Inc.	$12,224	23,540	—	107,622	(968)	(19,534)	711	123,598

Total assets as of March 31, 2021	$191,910	372,315	—	20,367,532	296,908	1,148,560	(210,017)	22,167,208

(a) On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. See note 2 of the notes to consolidated financial statements included in the 2020 Annual Report for a description of the transaction and a summary of the deconsolidation impact. Accordingly, there are no operating results for the (former) Communications operating segment in 2021.
(b) Income taxes for the Nelnet Bank operating segment reflect Nelnet Bank's actual tax expense/benefit as allocated and reflected in its Call Report filed with the Federal Deposit Insurance Corporation. Income taxes for all other operating segments are allocated based on 24% of that segment's income before taxes. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate and Other Activities.

	Three months ended March 31, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank (a)	Corporate and Other Activities	Eliminations	Total
Total interest income	$317	1,991	—	185,926	—	1,555	(598)	189,191
Interest expense	44	17	—	133,249	—	1,407	(598)	134,118
Net interest income (expense)	273	1,974	—	52,677	—	148	—	55,073
Less (negative provision) provision for loan losses	—	—	—	76,299	—	—	—	76,299
Net interest income after provision for loan losses	273	1,974	—	(23,622)	—	148	—	(21,226)
Other income/expense:
Loan servicing and systems revenue	112,735	—	—	—	—	—	—	112,735
Intersegment revenue	11,054	11	—	—	—	—	(11,065)	—
Education technology, services, and payment processing revenue	—	83,675	—	—	—	—	—	83,675
Communications revenue	—	—	18,181	—	—	—	—	18,181
Other	2,630	—	353	3,215	—	2,083	—	8,281
Gain on sale of loans	—	—	—	18,206	—	—	—	18,206
Impairment expense and provision for beneficial interests, net	—	—	—	(26,303)	—	(7,783)	—	(34,087)
Derivative settlements, net	—	—	—	4,237	—	—	—	4,237
Derivative market value adjustments, net	—	—	—	(20,602)	—	—	—	(20,602)
Total other income/expense	126,419	83,686	18,534	(21,247)	—	(5,700)	(11,065)	190,626
Cost of services:
Cost to provide education technology, services, and payment processing services	—	22,806	—	—	—	—	—	22,806
Cost to provide communications services	—	—	5,582	—	—	—	—	5,582
Total cost of services	—	22,806	5,582	—	—	—	—	28,388
Operating expenses:
Salaries and benefits	70,493	23,696	5,416	443	—	19,830	—	119,878
Depreciation and amortization	8,848	2,387	10,507	—	—	5,907	—	27,648
Other expenses	17,489	6,092	3,689	3,717	—	12,398	—	43,384
Intersegment expenses, net	16,239	3,327	624	11,916	—	(21,041)	(11,065)	—
Total operating expenses	113,069	35,502	20,236	16,076	—	17,094	(11,065)	190,910
Income (loss) before income taxes	13,623	27,352	(7,284)	(60,945)	—	(22,646)	—	(49,898)
Income tax (expense) benefit	(3,269)	(6,565)	1,748	14,627	—	3,592	—	10,133
Net income (loss)	10,354	20,787	(5,536)	(46,318)	—	(19,054)	—	(39,765)
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	(767)	—	(767)
Net income (loss) attributable to Nelnet, Inc.	$10,354	20,787	(5,536)	(46,318)	—	(19,821)	—	(40,532)

Total assets as of March 31, 2020	$223,021	302,631	301,440	21,905,150	—	679,390	(131,004)	23,280,628

(a) Nelnet Bank launched operations on November 2, 2020. Accordingly, there are no operating results for the Nelnet Bank operating segment in the three months ended March 31, 2020.

11. Disaggregated Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments (except ALLO).
Loan Servicing and Systems

	Three months ended March 31,
	2021	2020
Government servicing - Nelnet	$34,872	38,650
Government servicing - Great Lakes	43,302	46,446
Private education and consumer loan servicing	8,548	8,609
FFELP servicing	4,670	5,614
Software services	8,454	11,318
Outsourced services	11,671	2,098
Loan servicing and systems revenue	$111,517	112,735
Education Technology, Services, and Payment Processing

	Three months ended March 31,
	2021	2020
Tuition payment plan services	$29,550	31,587
Payment processing	33,038	31,742
Education technology and services	32,322	20,054
Other	348	292
Education technology, services, and payment processing revenue	$95,258	83,675

Other Income/Expense
The following table provides the components of "other" in "other income/expense" on the consolidated statements of operations:

	Three months ended March 31,
	2021	2020
Income/gains from investments, net	$8,498	(1,025)
Investment advisory services	2,697	2,802
ALLO preferred return	2,321	—
Management fee revenue	1,113	2,630
Borrower late fee income	442	3,188
Loss from ALLO voting membership interests investment	(22,219)	—
Loss from solar investments	(1,679)	(2,839)
Other	4,223	3,525
	$(4,604)	8,281

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes Educational Loan Services, Inc. ("Great Lakes"), subsidiaries of the Company, each earn loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by Nelnet Servicing related to this contract was $34.9 million and $38.7 million for the three months ended March 31, 2021 and 2020, respectively. Revenue earned by Great Lakes related to this contract was $43.3 million and $46.4 million for the three months ended March 31, 2021 and 2020, respectively.
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
The Department is conducting a contract procurement process entitled Next Generation Financial Services Environment (“NextGen”) for a new framework for the servicing of all student loans owned by the Department. On January 15, 2019, the Department issued solicitations for certain NextGen components, including the NextGen Enhanced Processing Solution (“EPS”), which was for a technology servicing system and certain processing functions the Department planned to use under NextGen to service the Department's student loan customers, and the NextGen Business Processing Operations (“BPO”), which is for the back office and call center operational functions for servicing the Department's student loan customers.
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

13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2021			As of December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Student loan asset-backed debt securities - available-for-sale	$—	379,110	379,110	—	348,504	348,504
Equity securities (a)	28,296	—	28,296	10,114	—	10,114
Equity securities measured at net asset value (b)			31,557			31,927
Debt securities - available-for-sale	103	—	103	103	—	103
Total investments	28,399	379,110	439,066	10,217	348,504	390,648
Total assets	$28,399	379,110	439,066	10,217	348,504	390,648

(a) As of March 31, 2021, $13.5 million and $14.8 million of equity securities were classified as trading and available-for-sale, respectively. All equity securities as of December 31, 2020 were classified as available-for-sale.
(b) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,247,318	18,942,969	—	—	20,247,318
Accrued loan interest receivable	794,561	794,561	—	794,561	—
Cash and cash equivalents	144,229	144,229	144,229	—	—
Investments (at fair value)	439,066	439,066	28,399	379,110	—
Beneficial interest in loan securitizations	71,514	52,164	—	—	71,514
Restricted cash	609,881	609,881	609,881	—	—
Restricted cash – due to customers	193,081	193,081	193,081	—	—
Financial liabilities:
Bonds and notes payable	18,968,284	18,754,715	—	18,968,284	—
Accrued interest payable	5,527	5,527	—	5,527	—
Bank deposits	111,398	111,830	45,147	66,251	—
Due to customers	230,581	230,581	230,581	—	—

	As of December 31, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,454,132	19,391,045	—	—	20,454,132
Accrued loan interest receivable	794,611	794,611	—	794,611	—
Cash and cash equivalents	121,249	121,249	121,249	—	—
Investments (at fair value)	390,648	390,648	10,217	348,504	—
Beneficial interest in loan securitizations	58,709	58,331	—	—	58,709
Restricted cash	553,175	553,175	553,175	—	—
Restricted cash – due to customers	283,971	283,971	283,971	—	—
Financial liabilities:
Bonds and notes payable	19,270,810	19,320,726	—	19,270,810	—
Accrued interest payable	28,701	28,701	—	28,701	—
Bank deposits	54,599	54,633	48,422	6,177	—
Due to customers	301,471	301,471	301,471	—	—

The methodologies for estimating the fair value of financial assets and liabilities are described in note 22 of the notes to consolidated financial statements included in the 2020 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2021 and 2020. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2020 Annual Report.
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2020 Annual Report and elsewhere in this report, and include such risks and uncertainties as:
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
•loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the FFEL Program, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, and consumer loans, or investment interests therein, and initiatives to purchase additional FFELP, private education, and consumer loans, and risks from changes in levels of loan prepayment or default rates;
•financing and liquidity risks, including risks of changes in the general interest rate environment, including the availability of any relevant money market index rate such as LIBOR or the relationship between the relevant money market index rate and the rate at which the Company's assets and liabilities are priced, and changes in the securitization and other financing markets for loans, including adverse changes resulting from unanticipated repayment trends on student loans in the Company's securitization trusts that could accelerate or delay repayment of the associated bonds, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;

•risks from changes in the terms of education loans and in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as changes resulting from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the expected decline over time in FFELP loan interest income due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or proposals to consolidate existing FFELP loans to the Federal Direct Loan Program, otherwise allow FFELP loans to be refinanced with Federal Direct Loan Program loans, or create additional loan forgiveness or broad debt cancellation programs;
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
•risks and uncertainties related to other initiatives to pursue additional strategic investments, acquisitions, and other activities, such as the completed and additional planned transactions associated with the sale by Wells Fargo of its private education loan portfolio (including potential errors in converting loan servicing portfolio acquisitions to the Company's servicing platform), including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
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

GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments
The Company prepares its financial statements and presents its financial results in accordance with U.S. GAAP. However, it also provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. A reconciliation of the Company's GAAP net income (loss) to net income (loss), excluding derivative market value adjustments, and a discussion of why the Company believes providing this additional information is useful to investors, is provided below.

	Three months ended March 31,
	2021	2020
GAAP net income (loss) attributable to Nelnet, Inc.	$123,598	(40,532)
Realized and unrealized derivative market value adjustments	(38,809)	20,602
Tax effect (a)	9,314	(4,944)
Net income (loss) attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$94,103	(24,874)

Earnings per share:
GAAP net income (loss) attributable to Nelnet, Inc.	$3.20	(1.01)
Realized and unrealized derivative market value adjustments	(1.01)	0.52
Tax effect (a)	0.25	(0.13)
Net income (loss) attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$2.44	(0.62)
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
GAAP net income increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily due to the following factors:
•The recognition of $97.1 million ($73.8 million after tax) of certain expenses during the first quarter of 2020 as a result of the COVID-19 pandemic, consisting of the recognition of an incremental provision for loan losses of $63.0 million ($47.9 million after tax), provision expense of $26.3 million ($20.0 million after tax) related to the Company's investment in certain consumer loan beneficial interest securitizations, and $7.8 million ($5.9 million after tax) impairment expense on certain venture capital investments.
•An increase of $45.5 million ($34.6 million after tax) in net interest income due to improved loan spread (including derivative settlements) on the Company's loan portfolio in the first quarter of 2021 as compared to 2020, including an increase in fixed rate floor income.
•A net gain of $38.8 million ($29.5 million after tax) related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the first quarter of 2021 as compared to a net loss of $20.6 million ($15.7 million after tax) in 2020.

•A decrease of $23.8 million ($18.1 million after tax) in interest expense during the first quarter of 2021 as a result of the Company reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013.
•The recognition of $17.0 million ($13.0 million after tax) negative provision for loan losses on the Company's loan portfolio in the first quarter of 2021 as a result of management's estimate of certain continued improved economic conditions as of March 31, 2021 in comparison to management's estimate of certain economic conditions used to determine the allowance for loan losses as of December 31, 2020.
•The recognition of net investment gains during the first quarter of 2021 of $8.5 million ($6.5 million after tax), primarily from the sale of certain real estate investments.
•The recognition of a net loss by ALLO of $7.3 million ($5.5 million after tax) during the three months ended March 31, 2020. ALLO was deconsolidated in December 2020.
•An increase in net income in the first quarter of 2021 as compared to 2020 of $3.6 million ($2.8 million after tax) and $2.5 million ($1.9 million after tax) from the Education Technology, Services, and Payment Processing and Loan Servicing and Systems operating segments, respectively.
These factors were partially offset by the following items:
•The recognition of a net loss of $19.9 million ($15.1 million after tax) during the first quarter of 2021 related to the Company's investments in ALLO.
•The recognition of a $18.2 million ($13.8 million after tax) gain from the sale of consumer loans in the first quarter of 2020.
•A decrease of $10.4 million ($7.9 million after tax) in net interest income due to the decrease in the average balance of loans in the first quarter of 2021 as compared to 2020 as a result of the amortization of the FFELP loan portfolio.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of March 31, 2021, AGM had a $19.0 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.5 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. However, due to the continued amortization of the Company’s FFELP loan portfolio, over time, the Company's net income generated by the AGM segment will continue to decrease. The Company currently believes that in the short-term it will most likely not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio.
In addition, the Company earns fee-based revenue through the following reportable operating segments:
•Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Services ("NDS")
•Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Services ("NBS")
Further, the Company earned communications revenue through ALLO, formerly a majority owned subsidiary of the Company prior to a recapitalization of ALLO resulting in the deconsolidation of ALLO from the Company’s financial statements on December 21, 2020. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO, and ALLO’s results of operations, prior to the deconsolidation, are presented by the Company as a reportable operating segment.
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the Federal Deposit Insurance Corporation ("FDIC") and for a bank charter from the Utah Department of Financial Institutions ("UDFI") in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah. Nelnet Bank’s operations are presented by the Company as a reportable operating segment.
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured and other corporate related debt transactions. In addition, the Corporate segment includes direct incremental costs associated with Nelnet Bank prior to the UDFI’s approval for its bank charter and certain shared service and support costs incurred by the Company that will not be reflected in Nelnet Bank’s operating results through 2023 (the bank’s de novo period). Such Nelnet Bank-related costs included in the Corporate segment totaled $0.7 million (pre-tax) and $1.2 million (pre-tax) for the three months ended March 31, 2021 and 2020, respectively.
The information below provides the operating results for each reportable operating segment for the three months ended March 31, 2021 and 2020 (dollars in millions). See "Results of Operations" for each reportable operating segment (except ALLO) under this Item 2 for additional detail.

LSS (a)	ETS&PP	ALLO (b)	AGM (c)	Bank (c)
(a)    Revenue includes intersegment revenue.
(b)    On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. See note 2 of the notes to consolidated financial statements included in the 2020 Annual Report for a description of the transaction and a summary of the deconsolidation impact. Accordingly, there are no operating results for the (former) Communications operating segment in 2021.
(c)    Total revenue includes "net interest income" and "total other income/expense" from the Company's segment statements of operations, excluding the impact from changes in fair values of derivatives. Net income (loss) excludes changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.
COVID-19
Beginning in March 2020, the COVID-19 pandemic resulted in many businesses and schools closing or reducing hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implementing various containment efforts, including lockdowns on non-essential business and other business restrictions, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates, and extreme volatility in the U.S. and world markets. While certain COVID-19 vaccines have been approved and have become widely available for use in the U.S., the Company is unable to predict how widely utilized the vaccines will be or how effective they will be in preventing the spread of COVID-19. As a result, although the economy has improved since the pandemic began, it is still uncertain when or if normal pre-pandemic economic activity and business operations will resume. The results of operations discussion below should be read in conjunction with the Company’s 2020 Annual Report, including the information included in “Risk Factors – Operations – The COVID-19 pandemic has adversely impacted our results of operations, and is expected to continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Impacts of COVID-19 Pandemic.”

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three months ended March 31, 2021 compared to the same period in 2020 is provided below.
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
The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 10 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis (except for ALLO, which was deconsolidated from the Company's consolidated financial statements in December 2020).

	Three months ended
	March 31,
	2021	2020	Additional information
Loan interest	$124,117	181,793
Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in gross fixed rate floor income due to lower interest rates in 2021 as compared to 2020.

Investment interest	4,986	7,398	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Decrease was due to a decrease in interest rates.
Total interest income	129,103	189,191
Interest expense	27,773	134,118	Decrease was due primarily to a decrease in cost of funds and a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013.
Net interest income	101,330	55,073	See table below for additional analysis.
Less (negative provision) provision for loan losses	(17,048)	76,299	The Company recognized negative provision in the first quarter of 2021 due to management's estimate of improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. During the first quarter of 2020, the Company recognized an incremental provision of $63.0 million as a result of an increase in expected defaults due to the COVID-19 pandemic.
Net interest income after provision for loan losses	118,378	(21,226)
Other income/expense:
LSS revenue	111,517	112,735	See LSS operating segment - results of operations.
ETS&PP revenue	95,258	83,675	See ETS&PP operating segment - results of operations.
Communications revenue	—	18,181	As discussed above, on December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Other	(4,604)	8,281	See table below for the components of "other."
Gain on sale of loans	—	18,206	The Company sold a portfolio of consumer loans in January 2020 and recognized a gain of $18.2 million.
Impairment expense and provision for beneficial interests, net	2,436	(34,087)
During the first quarter of 2020, the Company recognized impairments of $26.3 million and $7.8 million related to beneficial interest in consumer loan securitization investments and several venture capital investments, respectively. Such impairments were the result of impacts from the COVID-19 pandemic. During the first quarter of 2021, the Company reversed the remaining allowance of $2.4 million related to the beneficial interest in consumer loan securitizations due to continued improved economic conditions.

Derivative settlements, net	(4,304)	4,237	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See table below for additional analysis.
Derivative market value adjustments, net	38,809	(20,602)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income/expense	239,112	190,626
Cost of services:
Cost to provide education technology, services, and payment processing services	27,052	22,806
Represents primarily direct costs to provide payment processing and instructional services in the ETS&PP operating segment. Increase in 2021 compared to 2020 was primarily due to additional instructional services costs.

Cost to provide communications services	—	5,582	As discussed above, on December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Total cost of services	27,052	28,388

Operating expenses:
Salaries and benefits	115,791	119,878	Decrease was due to a decrease in contact center operations and support in the LSS operating segment as a result of federal student loan payments being suspended under the CARES Act and the deconsolidation of ALLO from the Company's consolidated financial statements. These decreases were partially offset by an increase in expenses in the ETS&PP operating segment due to an increase in headcount to support the growth of its customer base, the investment in the development of new technologies, and businesses it acquired in December 2020.
Depreciation and amortization	20,184	27,648	Decrease was primarily due to the deconsolidation of ALLO from the Company's consolidated financial statements on December 21, 2020, resulting in no depreciation expense being recorded in 2021 for ALLO.
Other expenses	36,698	43,384	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Decrease was due to (i) cost savings in the LSS segment from an increase in the adoption of electronic borrower statements and correspondence and a decrease in printing and postage while loan payments are suspended as a result of COVID-19 borrower relief efforts; (ii) reduction of travel in the ETS&PP segment; and (iii) the deconsolidation of ALLO in December 2020. See the LSS and ETS&PP operating segment results of operations discussions for additional information.
Total operating expenses	172,673	190,910
Income (loss) before income taxes	157,765	(49,898)
Income tax (expense) benefit	(34,861)	10,133
The effective tax rate was 22.0% and 20.0% for the three months ended March 31, 2021 and 2020, respectively. The Company currently expects its effective tax rate for 2021 will range between 21 and 23 percent.

Net income (loss)	122,904	(39,765)
Net loss (income) attributable to noncontrolling interests	694	(767)
Net income (loss) attributable to Nelnet, Inc.	$123,598	(40,532)

The following table summarizes the components of “net interest income” and “derivative settlements, net.”
Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in the table below. Net interest income (net of settlements on derivatives) is a non-GAAP financial measure, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2021 and 2020 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations" in note 4 and in the table below.

	Three months ended March 31,
	2021	2020	Additional information
Variable loan interest margin	$61,444	30,367	Represents the yield the Company receives on its loan portfolio less the cost of funding these loans. Variable loan spread is also impacted by the amortization/accretion of loan premiums and discounts and the 1.05% per year consolidation loan rebate fee paid to the Department. See AGM operating segment - results of operations. For the three months ended March 31, 2021, variable loan interest margin also includes a reduction of interest expense of $23.8 million as a result of reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013.
Settlements on associated derivatives	(19)	2,112	Represents the net settlements (paid) received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	61,425	32,479
Fixed rate floor income	35,539	18,758	The Company has a portfolio of student loans that are earning interest at a fixed borrower rate which exceeds the statutorily defined variable lender rates, generating fixed rate floor income. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk" for additional information.
Settlements on associated derivatives	(4,285)	2,125	Represents the net settlements (paid) received related to the Company’s floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	31,254	20,883
Investment interest	4,986	7,398
Corporate debt interest expense	(639)	(1,450)	Includes interest expense on the Company's unsecured line of credit, asset-backed securities participation agreement, and Junior Subordinated Hybrid Securities. Decrease was due to a decrease in interest rates and in the average balance outstanding on the Company's unsecured line of credit. In addition, in October 2020, the Company redeemed all the outstanding $20.4 million of Hybrid Securities. These items were partially offset by interest expense incurred on the asset-backed securities participation agreement that was executed in May of 2020.
Net interest income (net of settlements on derivatives)	$97,026	59,310

The following table summarizes the components of "other" in "other income/expense" on the consolidated statements of operations.

	Three months ended March 31,
	2021	2020
Income/gains from investments, net	$8,498	(1,025)
Investment advisory services (a)	2,697	2,802
ALLO preferred return (b)	2,321	—
Management fee revenue (c)	1,113	2,630
Borrower late fee income (d)	442	3,188
Loss from ALLO voting membership interests investment (e)	(22,219)	—
Loss from solar investments (f)	(1,679)	(2,839)
Other	4,223	3,525
	$(4,604)	8,281

(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of March 31, 2021, the outstanding balance of asset-backed securities under management subject to these arrangements was $1.4 billion. In addition, WRCM earns annual management fees of five basis points for certain other investments under management. The Company currently anticipates that assets under management will decrease from current levels and that opportunities to earn meaningful performance fees in future periods will be more limited.
(b)    Represents the Company's income on its preferred membership interests in ALLO, which was deconsolidated from the Company's financial statements in December 2020. As of March 31, 2021, the amount of preferred membership interests held by the Company was $129.7 million and earns a preferred annual return of 6.25 percent.
(c)    Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company under a contract that expired in January 2021.
(d)    Represents borrower late fees earned by the AGM operating segment. The decrease in borrower late fees for the three months ended March 31, 2021 as compared to the same period in 2020 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.
(e)    Represents the Company's loss on its voting membership interests in ALLO. The Company accounts for its voting membership interests investment in ALLO under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. Applying the HLBV method of accounting, the Company will continue to recognize a significant portion of ALLO’s anticipated losses over the next several years due to expected investments by ALLO of substantial amounts in property and equipment to build its communications network and connect customers.
(f)    Represents the Company's share of income or loss from solar investments accounted for using the HLBV method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Servicing volume (dollars in millions):
Nelnet:
Government	$183,790	185,477	185,315	189,932	191,678	195,875
FFELP	33,185	32,326	31,392	31,122	30,763	30,084
Private and consumer	16,033	16,364	16,223	16,267	16,226	21,397
Great Lakes:
Government	239,980	243,205	243,609	249,723	251,570	257,806
Total	$472,988	477,372	476,539	487,044	490,237	505,162

Number of servicing borrowers:
Nelnet:
Government	5,574,001	5,498,872	5,496,662	5,604,685	5,645,946	5,664,094
FFELP	1,478,703	1,423,286	1,370,007	1,332,908	1,300,677	1,233,461
Private and consumer	682,836	670,702	653,281	649,258	636,136	882,477
Great Lakes:
Government	7,396,657	7,344,509	7,346,691	7,542,679	7,605,984	7,637,270
Total	15,132,197	14,937,369	14,866,641	15,129,530	15,188,743	15,417,302

Number of remote hosted borrowers:	6,433,324	6,354,158	6,264,559	6,251,598	6,555,841	4,307,342

Government Loan Servicing
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
Private Education Loan Servicing
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education student loans representing approximately 445,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March 2021, approximately 261,000 borrowers were converted to the Company's servicing platform, with the remaining borrowers converted in April 2021.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2021	2020	Additional information
Net interest income	$11	273	Decrease was due to lower interest rates in 2021 as compared to 2020.
Loan servicing and systems revenue	111,517	112,735	See table below for additional information.
Intersegment servicing revenue	8,268	11,054
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM and Nelnet Bank operating segments. Decrease in 2021 compared to 2020 was due to the impact of borrower relief policies implemented by AGM in response to the COVID-19 pandemic and the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	1,113	2,630	Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company under a contract that expired in January 2021.
Total other income	120,898	126,419
Salaries and benefits	66,458	70,493
Decrease in 2021 compared to 2020 was due to a decrease in contact center operations and support as a result of federal student loan payments being suspended (through September 30, 2021) under the CARES Act. The Company currently expects salaries and benefits will increase as it prepares for the provisions of the CARES Act to expire.

Depreciation and amortization	8,192	8,848	Decrease in 2021 compared to 2020 was due to certain purchases to integrate Great Lakes and expand servicing capacity becoming fully depreciated.
Other expenses	13,285	17,489	Decrease in 2021 compared to 2020 was due to cost savings as a result of the impact of the COVID-19 pandemic and the resulting CARES Act, primarily associated with the fact that while student loan payments are suspended there is a significant reduction of borrower statement printing and postage costs. The Company currently expects these costs will increase when the provisions of the CARES Act expire, currently scheduled for September 30, 2021. Decrease was also due to cost savings from an increase in the adoption of electronic borrower statements and correspondence.
Intersegment expenses	16,890	16,239	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	104,825	113,069
Income before income taxes	16,084	13,623
Income tax expense	(3,860)	(3,269)	Represents income tax expense at an effective tax rate of 24%.
Net income	$12,224	10,354
Before tax operating margin	13.3%	10.8%	Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for the LSS segment is calculated as income before income taxes divided by the total of loan servicing and systems revenue, intersegment servicing revenue, and other income revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

			Before tax operating margin increased in 2021 as compared to 2020 primarily due to operating expenses decreasing as a result of federal student loan payments being suspended under the CARES Act as discussed above. The Company currently expects these costs will increase as it prepares for the provisions of the CARES Act to expire.

Loan servicing and systems revenue

	Three months ended March 31,
	2021	2020	Additional information
Government servicing - Nelnet	$34,872	38,650
Represents revenue from Nelnet Servicing's Department servicing contract. Decrease in 2021 compared to 2020 was due to a decrease in revenue from the administration of the Total and Permanent Disability (TPD) Discharge program, decrease in fees earned from the Department for originating consolidation loans, and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act.

Government servicing - Great Lakes	43,302	46,446
Represents revenue from Great Lakes' Department servicing contract. Decrease in 2021 compared to 2020 was due to a decrease in fees earned from the Department for originating consolidation loans and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act.

Private education and consumer loan servicing	8,548	8,609
Decrease in 2021 compared to 2020 was due to a decrease in the number of legacy borrowers serviced, a decrease in origination fees, and the impact of borrower relief policies implemented by private lenders in response to the COVID-19 pandemic. The decrease was partially offset by an increase in borrowers as a result of the Wells Fargo private education loan conversion activity in March 2021. The private education loans converted in 2021 reflect revenue from the conversation date, and thus does not reflect a full quarter of revenue. See "Private Education Loan Servicing" included above under "Loan Servicing and Systems Operating Segment - Results of Operations."

FFELP servicing	4,670	5,614
Decrease in 2021 compared to 2020 was due to a decrease in the number of borrowers serviced and the impact of borrower relief policies implemented by lenders in response to the COVID-19 pandemic. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	8,454	11,318	The decrease in revenue in 2021 as compared to 2020 was due to many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, decreasing and/or expiring in January 2021. This decrease in revenue was partially offset by an increase in the number of remote hosted servicing borrowers in 2021 as compared to 2020.
Outsourced services	11,671	2,098
The majority of this revenue relates to providing contact center and back office operational outsourcing activities. Increase in 2021 compared to 2020 was due to shorter-term contracts with state agencies to process unemployment claims and conduct certain health tracing support activities (including vaccination registration support). Revenue from providing these services to state agencies was $9.7 million during the three months ended March 31, 2021.

Loan servicing and systems revenue	$111,517	112,735

EDUCATION TECHNOLOGY, SERVICES, AND PAYMENT PROCESSING OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2020 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.
On December 31, 2020, the Company acquired HigherSchool Instructional Services, a services company that provides supplemental instructional services and educational professional development for K-12 schools in New York City, and CD2 LLC, a platform technology solution that includes learning management, collaboration/workflow, gamification, customer management/document storage, and employee boarding. The results of HigherSchool Instructional Services and CD2 LLC are reported in the Company’s consolidated financial statements from the date of acquisition. Revenue recognized by these acquisitions during the three months ended March 31, 2021 was $8.0 million.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2021	2020	Additional information
Net interest income	$263	1,974
Represents interest income on tuition funds held in custody for schools. Decrease was due to a decrease in interest rates in 2021 as compared with 2020. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	95,258	83,675	See table below for additional information.
Intersegment revenue	3	11
Total other income	95,261	83,686
Cost to provide education technology, services, and payment processing services	27,052	22,806	See table below for additional information.
Salaries and benefits	25,941	23,696
Increase in 2021 compared to 2020 was due to an increase in headcount to support the growth of the customer base, the investment in the development of new technologies, and the acquisitions of HigherSchool Instructional Services and CD2 LLC.

Depreciation and amortization	3,071	2,387
Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $2.9 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

Other expenses	4,822	6,092
Decrease in 2021 compared to 2020 was due to a reduction of travel expenses due to COVID-19. In addition, during the three months ended March 31, 2020, the Company recognized an additional expense to increase the allowance for doubtful accounts for the increased risk of uncollectible balances due to uncertain economic conditions resulting from the COVID-19 pandemic.

Intersegment expenses, net	3,664	3,327	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	37,498	35,502
Income before income taxes	30,974	27,352
Income tax expense	(7,434)	(6,565)	Represents income tax expense at an effective tax rate of 24%.
Net income	$23,540	20,787

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,
	2021	2020	Additional information
Tuition payment plan services	$29,550	31,587
Revenue recognized during the first three months of 2021 was primarily related to payment plans for the 2020-2021 academic year for K-12 schools and the spring 2021 semester for institutions of higher education. Revenues from tuition payment plans for these terms were impacted by COVID-19 resulting in lower volumes of plans compared to historical periods.

Payment processing	33,038	31,742	Payment volumes in the first quarter of 2021 increased as compared to 2020 in both the K-12 and higher education markets. The increase in volumes in the higher education market was driven primarily by growth in volumes from existing customers.
Education technology and services	32,322	20,054	Increase in 2021 compared to 2020 was primarily the result of the 2020 acquisitions. Additionally, revenues from the Company’s application and enrollment products, grant and aid assessments, and FACTS Education instructional and professional development services increased compared to the prior year.
Other	348	292
Education technology, services, and payment processing revenue	95,258	83,675
Cost to provide education technology, services, and payment processing services	27,052	22,806
Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment revenue. Costs to provide instructional services are also included as a component of this expense and were the primary driver in the increase in 2021 compared to 2020 due to the acquisition of HigherSchool Instructional Services and growth in the FACTS Education Solutions division.

Net revenue	$68,206	60,869
Before tax operating margin	45.4%	44.9%	Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for the ETS&PP segment is calculated as income before income taxes divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

Proposed Community College Legislation
On April 28, 2021, President Biden announced the American Families Plan, which includes a proposal for Congress to approve funding to allow students to enroll in community college at no tuition cost. If such proposal were to become effective, this segment's revenue earned from community colleges would be adversely impacted. Community colleges represented approximately 10% of total segment revenues (and net revenue) for the year ended December 31, 2020.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2021, the AGM operating segment had a $19.0 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.5 years. For a summary of the Company’s loan portfolio as of March 31, 2021 and December 31, 2020, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans:

	Three months ended March 31,
	2021	2020
Beginning balance	$19,559,108	20,798,719
Loan acquisitions:
Federally insured student loans	64,731	349,061
Private education loans	23,038	47,605
Consumer loans	19,456	62,831
Total loan acquisitions	107,225	459,497
Repayments, claims, capitalized interest, and other	(406,565)	(312,579)
Consolidation loans lost to external parties	(229,545)	(216,327)
Consumer loans sold	—	(124,245)
Ending balance	$19,030,223	20,605,065

The Company has also purchased partial ownership in certain federally insured and consumer loan securitizations. As of the latest remittance reports filed by the various trusts prior to March 31, 2021, the Company’s ownership correlates to approximately $500 million and $230 million of federally insured and consumer loans, respectively, included in these securitizations.
The Company's federally insured student loan acquisitions include the purchase of rehabilitated loans purchased from guaranty agencies. After a guaranty agency rehabilitates a federally insured student loan, the agency sells the rehabilitated loan to a private lender, such as the Company. On March 30, 2021, the Department suspended collections on defaulted federally insured student loans held by guaranty agencies and reduced the interest rate on such loans to zero percent, effectively suspending interest payments. The collections pause and adjusted interest rate are both retroactive to March 13, 2020, when the President first declared a national emergency for the COVID-19 pandemic. The Company currently believes these relief efforts will negatively impact the amount of rehabilitated loans the Company will have the opportunity to purchase in future periods.
Allowance for Loan Losses and Loan Delinquencies
For a summary of the Company's activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020, and a summary of the Company's loan status and delinquency amounts as of March 31, 2021, December 31, 2020, and March 31, 2020, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company recorded a negative provision for loan losses for its federally insured and consumer loan portfolios of $7.5 million and $11.4 million, respectively, for the three months ended March 31, 2021 due to management's estimate of certain continued improved economic conditions (including the improvement in certain macroeconomic variables (unemployment rates, gross domestic product, and consumer price index) used in the Company's loan loss models) as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. The Company recorded a $1.4 million provision expense on its private education loan portfolio during the three months ended March 31, 2021 as a result of an increase of loans in forbearance, which was partially offset by management's estimate of certain continued improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020.
AGM's total allowance for loan losses of $156.7 million at March 31, 2021 represents reserves equal to 0.7% of AGM's federally insured loans (or 25.5% of the risk sharing component of the loans that is not covered by the federal guaranty), 6.6% of AGM's private education loans, and 12.8% of AGM's consumer loans.

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

	Three months ended March 31,
	2021	2020
Variable loan yield, gross	2.71%	3.98%
Consolidation rebate fees	(0.84)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization	0.00	0.01
Variable loan yield, net	1.87	3.16
Loan cost of funds - interest expense (a)	(1.07)	(2.58)
Loan cost of funds - derivative settlements (b) (c)	(0.00)	0.04
Variable loan spread	0.80	0.62
Fixed rate floor income, gross	0.74	0.36
Fixed rate floor income - derivative settlements (b) (d)	(0.09)	0.04
Fixed rate floor income, net of settlements on derivatives	0.65	0.40
Core loan spread	1.45%	1.02%

Average balance of AGM's loans	$19,494,002	20,793,758
Average balance of AGM's debt outstanding	19,156,797	20,616,771

(a)     In the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest on bonds and notes payable and bank deposits" in the consolidated statements of operations and the impact of this reduction to interest expense was excluded in the table above.
(b)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because it believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2021 and 2020 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations" in note 4 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended March 31,
	2021	2020
Core loan spread	1.45%	1.02%
Derivative settlements (1:3 basis swaps)	0.00	(0.04)
Derivative settlements (fixed rate floor income)	0.09	(0.04)
Loan spread	1.54%	0.94%

(c)    Derivative settlements consist of net settlements (paid) received related to the Company’s 1:3 basis swaps.
(d)    Derivative settlements consist of net settlements (paid) received related to the Company’s floor income interest rate swaps.

A trend analysis of AGM's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
1.14%
1.02%
1.35%
1.46%
1.50%
1.45%
0.12%
0.29%
0.41%
0.14%
0.12%
0.25%
0.76%
0.62%
0.74%
0.80%
0.85%
0.80%
Q4 19
Q1 20
Q2 20
Q3 20
Q4 20
Q1 21
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
Variable loan spread increased during the three months ended March 31, 2021 compared to the same period in 2020 due to a narrowing of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first quarter of 2020 was the result of a significant decrease in interest rates during March 2020. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the AGM’s FFELP student loan assets and related funding for those assets.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended March 31,
	2021	2020
Fixed rate floor income, gross	$35,539	18,758
Derivative settlements (a)	(4,285)	2,125
Fixed rate floor income, net	$31,254	20,883
Fixed rate floor income contribution to spread, net	0.65%	0.40%
(a)    Derivative settlements consist of net settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The increase in gross fixed rate floor income for the three months ended March 31, 2021 compared to the same period in 2020 was due to lower interest rates in 2021 as compared to 2020. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. The change from being in a net positive settlement position on such derivatives during the first quarter of 2020 to being in a net negative settlement position during the first quarter of 2021 was due to a decrease in interest rates. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
On March 5, 2021, the ICE Benchmark Administration Limited (the “IBA”), which administers LIBOR, published the results of a consultation confirming its intention to cease the publication of LIBOR (i) after June 30, 2023 in the case of U.S. Dollar LIBOR rates for one-month, three-month, and certain other tenors, and (ii) after December 31, 2021 in all other cases. Also on March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates the IBA, announced that it does not intend to sustain LIBOR by requiring panel banks to continue providing quotations of LIBOR beyond the dates for which they have notified their departure from IBA’s LIBOR quotation scheme, or to require IBA to publish LIBOR beyond such dates. As a result, immediately after the announced LIBOR discontinuation dates specified above, respectively, LIBOR will no longer be representative of the underlying market and economic reality that the rates are intended to measure. As of March 31, 2021, the interest earned on a principal amount of $17.3 billion of the Company’s FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $16.7 billion of the Company’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. New LIBOR contracts are generally not expected to be entered into after December 31, 2021. A market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2020 Annual Report for additional information.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2021	2020	Additional information
Net interest income (expense) after provision for loan losses	$116,922	(23,622)	See table below for additional analysis.
Other income	445	3,215	Represents primarily borrower late fees. The decrease in borrower late fees in 2021 compared to 2020 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.
Gain on sale of loans	—	18,206	The Company sold a portfolio of consumer loans in January 2020 and recognized a gain of $18.2 million.
Impairment expense and provision for beneficial interests, net	2,436	(26,303)	In March 2020, the Company recognized a provision expense of $26.3 million related to its beneficial interest in consumer loan securitization investments as a result of the expected impacts of the COVID-19 pandemic. During the first quarter of 2021, $2.4 million of such provision was reversed due to improved economic conditions.
Derivative settlements, net	(4,304)	4,237	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	38,809	(20,602)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of the Company's floor income interest rate swaps.
Total other income/expense	37,386	(21,247)
Salaries and benefits	495	443
Other expenses	3,777	3,717	The primary component of other expenses is servicing fees paid to third parties.
Intersegment expenses	8,427	11,916	Amounts include fees paid to the LSS operating segment for the servicing of the Company’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The decrease in servicing fees in 2021 compared to 2020 was due to the expected amortization of the Company's FFELP portfolio and a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	12,699	16,076
Total operating expenses were 26 basis points and 31 basis points of the average balance of loans for the three months ended March 31, 2021 and 2020, respectively. The decrease in 2021 as compared to 2020 was due to a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic.

Income (loss) before income taxes	141,609	(60,945)
Income tax (expense) benefit	(33,987)	14,627	Represents income tax (expense) benefit at an effective tax rate of 24%.
Net income (loss)	$107,622	(46,318)

Additional information:
Net income (loss)	$107,622	(46,318)
See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments. The increase in GAAP and non-GAAP net income was due to (i) an increase in core loan spread; (ii) a decrease in interest expense in 2021 as a result of reversing a historical accrued interest liability on certain bonds; and (iii) the recognition of a negative provision in the first quarter of 2021 related to loans and consumer loan residual investments as compared to provision expense on such assets in 2020 as a result of the COVID-19 pandemic. These items were partially offset by (i) a decrease in the average balance of loans in 2021 as compared to 2020 and (ii) a gain in 2020 from the sale of consumer loans.

Derivative market value adjustments, net	(38,809)	20,602
Tax effect	9,314	(4,944)
Net income (loss), excluding derivative market value adjustments	$78,127	(30,660)

Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income (expense) after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,
	2021	2020	Additional information
Variable interest income, gross	$129,170	205,512	Decrease in 2021 compared to 2020 was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(41,073)	(43,137)	Decrease in 2021 compared to 2020 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	118	660	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	88,215	163,035
Interest on bonds and notes payable	(26,771)	(132,668)	Decrease in 2021 compared to 2020 was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.
Derivative settlements, net (a)	(19)	2,112	Derivative settlements include the net settlements (paid) received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	61,425	32,479
Fixed rate floor income, gross	35,539	18,758	Fixed rate floor income increased in 2021 compared to 2020 due to lower interest rates in 2021 as compared to 2020.
Derivative settlements, net (a)	(4,285)	2,125	Derivative settlements include the settlements (paid) received related to the Company's floor income interest rate swaps. The change from being in a net positive settlement position on such derivatives during the first quarter of 2020 to being in a net negative settlement position during the first quarter of 2021 was due to a decrease in interest rates.
Fixed rate floor income, net of settlements on derivatives	31,254	20,883
Core loan interest income (a)	92,679	53,362
Investment interest	2,648	4,133	Decrease in 2021 compared to 2020 was due to lower interest rates and lower weighted average cash and restricted cash balances in 2021 as compared to 2020.
Intercompany interest	(179)	(581)	Decrease in 2021 compared to 2020 was due to lower interest rates and lower weighted average debt outstanding in 2021 as compared to 2020.
Provision for loan losses - federally insured loans	7,483	(39,323)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Provision for loan losses - private education loans	(1,431)	(9,800)
Provision for loan losses - consumer loans	11,418	(27,176)
Net interest income (loss) after provision for loan losses (net of settlements on derivatives) (a)	$112,618	(19,385)	Increase in 2021 as compared to 2020 was due to (i) an increase in core loan spread; (ii) a decrease in interest expense in 2021 as a result of reversing a historical accrued interest liability on certain bonds; and (iii) the recognition of a negative provision for loan losses in 2021 as compared to provision for loan losses in 2020 as a result of the COVID-19 pandemic. These items were partially offset by a decrease in the average balance of loans.
(a)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements on derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income as presented in this table. Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures, and the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2021 and 2020 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Operations" in note 4 and in this table.

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2021, Nelnet Bank had a $79.2 million loan portfolio, consisting of private education loans.
As of March 31, 2021, Nelnet Bank's allowance for loan losses on its portfolio was $0.7 million, which represents a reserve equal to 0.9% of Nelnet Bank's private education loan portfolio. There were no charge offs recognized by the bank during the three months ended March 31, 2021.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

Three months ended
March 31, 2021
Beginning balance:	$17,543
Originations	64,909
Repayments	(1,995)
Sales to AGM segment	(1,226)
Ending balance:	$79,231

Deposits
As of March 31, 2021, Nelnet Bank had $190.3 million of deposits. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs), intercompany savings deposits, and retail and other savings deposits and CDs. The intercompany deposits are deposits from Nelnet, Inc. (Parent Company) and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc. (Parent Company), as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and Nelnet Business Services custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank and Trust Company ("Union Bank"), a related party, is the program manager for the College Savings plans.
Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended
	March 31, 2021
	Balance	Rate
Average assets
Private education loans	$43,746	3.37%
Cash and investments	215,613	1.91
Total interest-earning assets	259,359	2.15%
Non-interest-earning assets	6,541
Total assets	$265,900
Average liabilities and equity
Brokered deposits	2,984	0.55%
Intercompany deposits	56,684	0.28
Retail and other deposits	101,462	0.60
Total interest-bearing liabilities	161,130	0.49%
Non-interest-bearing liabilities	2,870
Equity	101,900
Total liabilities and equity	$265,900

Regulatory Capital Requirements
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank's business, results of operations, and financial condition. On January 1, 2020, the Community Bank Leverage Ratio ("CBLR") framework, as issued jointly by the OCC, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended March 31, 2021 with a leverage ratio of 38.6%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Summary of Operating Results
On November 2, 2020, Nelnet Bank obtained final approval for federal deposit insurance from the FDIC and for a bank charter from the UDFI and Nelnet Bank launched operations. Nelnet Bank's operations are presented by the Company as a reportable operating segment. Costs associated with Nelnet Bank prior to November 2, 2020 are included in the Corporate operating segment. In addition, certain shared service and support costs incurred by the Company are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (the bank's de novo period). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank's operating segment were $0.7 million for the three months ended March 31, 2021.

	Three months ended
	March 31, 2021	Additional information
Total interest income	$1,376	Represents interest earned on Nelnet Bank's private education student loans and investments.
Interest expense	194	Represents interest expense on deposits.
Net interest income	1,182
Less: Provision for loan losses	422	Represents provision expense during the period, primarily related to loans originated during the current period.
Net interest income after provision for loan losses	760
Other income	22
Salaries and benefits	1,488	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Other expenses	545	Represents various expenses such as postage, consulting and professional fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses.
Intersegment expenses	3	Represents servicing costs paid to the LSS operating segment.
Total operating expenses	2,036
Loss before income taxes	(1,254)
Income tax benefit	286	Represents income tax benefit at an effective tax rate of 22.8%.
Net loss	$(968)

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
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the year ended December 31, 2020 and the three months ended March 31, 2021, the Company’s net cash provided by operating activities was $212.8 million and $48.7 million, respectively.
As of March 31, 2021, the Company had cash and cash equivalents of $144.2 million. The Company also had a portfolio of student loan asset-backed securities (classified as available-for-sale) with a fair value of $379.2 million as of March 31, 2021. The Company invests excess cash in student loan asset-backed securities, and the cash proceeds from the sale of these securities could be used for operating and/or other investing opportunities.
Cash and investments held by Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, cash and cash equivalents and the fair value of student-loan asset backed securities as of March 31, 2021 was $120.5 million and $187.9 million, respectively. As of March 31, 2021, the Company had participated $113.5 million of its student-loan asset backed securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
The Company also has a $455.0 million unsecured line of credit that matures on December 16, 2024. As of March 31, 2021, there was no amount outstanding on the unsecured line of credit and $455.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. In addition, the Company has a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of March 31, 2021, the secured line of credit had $5.0 million outstanding and $17.0 million was available for future use.
In addition, the Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2021, the Company holds $24.3 million (par value) of its own asset-backed securities.
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions (or investment interests therein); strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.
Cash Flows
During the three months ended March 31, 2021, the Company generated $48.7 million in operating activities, compared to using $144.5 million for the same period in 2020. The increase in such cash flows from operating activities was due to:
•The increase in net income;
•Adjustments to net income for the impact of gains from the sale of loans during the three months ended March 31, 2020 and the non-cash change in deferred income taxes;
•Proceeds from the Company's clearinghouse for margin payments on derivatives for the three months ended March 31, 2021 compared to payments to the clearinghouse in 2020; and
•The impact of changes to the due to customers liability account, other liabilities, and accrued interest receivable during the three months ended March 31, 2021 as compared to the same period in 2020.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments;

•Adjustments to net income for the impact of the non-cash provision for loan losses, beneficial interests, and impairment charges; and
•The impact of changes to accounts receivable, other assets, and accrued interest payable during the three months ended March 31, 2021 as compared to the same period in 2020.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2021 was $468.4 million and $528.1 million, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2020 was $105.7 million and $83.5 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows the Company's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2021
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$18,459,431	5/27/25 - 10/25/68
FFELP and private education loan warehouse facilities	405,215	5/20/22 - 2/26/24
	$18,864,646

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
As of March 31, 2021, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.17 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2021. As of March 31, 2021, the Company had $18.4 billion of loans included in asset-backed securitizations, which represented 96.8 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of March 31, 2021, private education and consumer loans funded with operating cash, loans acquired subsequent to March 31, 2021, and loans owned by Nelnet Bank.

Asset-backed Securitization Cash Flow Forecast
$2.17 billion
(dollars in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$-
$340
$310
$275
$220
$220
$170
$90
$75
$70
$40
$40
$35
$105
$180
2021 (Q2-Q4)
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034 and after

The forecasted future undiscounted cash flows of approximately $2.17 billion include approximately $1.19 billion (as of March 31, 2021) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.98 billion, or approximately $0.74 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's March 31, 2021 balance of consolidated shareholders' equity.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $140 million to $175 million.
Interest rates: The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $45 million to $70 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
LIBOR is in the process of being discontinued as a benchmark rate, and any market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See "Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate" above and Item 1A, "Risk Factors - Loan Portfolio -

Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2020 Annual Report for additional information.
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
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2021, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $310.0 million, of which $247.0 million was outstanding and $63.0 million was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 20, 2021). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 20, 2022). The other warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements. As of March 31, 2021, the Company had $20.5 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at March 31, 2021, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company has a private education loan warehouse facility that, as of March 31, 2021, had an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2022, and a final maturity date of February 13, 2023. As of March 31, 2021, $158.2 million was outstanding under this warehouse facility, $16.8 million was available for future funding, and $17.0 million was advanced as equity support.
Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
The Company had a $100.0 million consumer loan warehouse facility that was terminated on March 31, 2021. The Company used operating cash to pay off the $20.7 million outstanding balance on this facility upon its termination.
Other Uses of Liquidity
The Company no longer originates new FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including opportunities to purchase private education and consumer loans (or investment interests therein).
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education student loans representing approximately 445,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March 2021, approximately 261,000 borrowers were converted to the Company's servicing platform, with the remaining borrowers converted in April 2021. In addition, the Company has entered into agreements to participate in a joint venture to acquire the portfolio. In total (during March and April 2021), the Company has invested approximately $70 million in the joint venture for an approximate 8 percent of the interest in the loans. In addition, the Company will serve as the sponsor and administrator for loan securitizations on behalf of the purchaser group as the loans are securitized, and provide the required level of risk retention as the loans are permanently financed.
The Company plans to fund additional loan acquisitions and related investments using current cash and investments; using its unsecured line of credit, using its Union Bank student loan participation agreement (as described below); using its Union Bank student loan asset-backed securities participation agreement (as described below) and/or establishing similar secured borrowing facilities; using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2021, $945.8 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the first three months of 2021.
Liquidity Impact Related to Nelnet Bank
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the FDIC and for a bank charter from the UDFI in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC discussed below.
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
Liquidity Impact Related to ALLO Communications LLC
As previously disclosed, on October 1, 2020, the Company entered into various agreements with SDC, a third party global digital infrastructure investor, and ALLO, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO. After completion of the initial transactions subject to these agreements, SDC, the Company, and members of ALLO's management own approximately 48 percent, 45 percent, and 7 percent, respectively, of the outstanding voting membership interests of ALLO, and upon the receipt of regulatory approvals for the transactions on December 21, 2020 the Company deconsolidated ALLO from the Company's consolidated financial statements. In addition, on January 19, 2021, ALLO closed on certain private debt financing facilities from unrelated third-party lenders providing for aggregate financing of up to $230.0 million. With proceeds from this transaction, ALLO redeemed a portion of its non-voting preferred membership interests held by the Company in exchange for an aggregate redemption price payment to the Company of $100.0 million.
The agreements among the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining non-voting preferred membership interests of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests. As of March 31, 2021, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $131.2 million. The non-voting preferred membership interests earn a preferred annual return of 6.25 percent.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2021, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of March 31, 2021, the unsecured line of credit had no amount outstanding and $455.0 million was available for future use. The Company also has a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of March 31, 2021, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loan asset-backed securities. As of March 31, 2021, $113.5 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of March 31, 2021, 3,246,732 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2021 are shown below. Such shares were repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock, and not as part of the stock repurchase program.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2021	26,199	$2,009	76.70

Dividends
On March 15, 2021, the Company paid a first quarter 2021 cash dividend on the Company's Class A and Class B common stock of $0.22 per share. In addition, the Company's Board of Directors has declared a second quarter 2021 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.22 per share. The second quarter cash dividend will be paid on June 14, 2021 to shareholders of record at the close of business on May 31, 2021.
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
The following table sets forth the Company’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2021		As of December 31, 2020
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,470,975	44.3%	$8,737,346	44.6%
Variable-rate loan assets	10,638,479	55.7	10,839,305	55.4
Total	$19,109,454	100.0%	$19,576,651	100.0%

Fixed-rate debt instruments	$951,143	5.0%	$960,327	4.9%
Variable-rate debt instruments	18,032,040	95.0	18,598,522	95.1
Total	$18,983,183	100.0%	$19,558,849	100.0%
FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the special allowance payment ("SAP") formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its FFELP student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, the Company’s FFELP student loans earn at a fixed rate while the interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
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
A summary of fixed rate floor income earned by the Company follows.

	Three months ended March 31,
	2021	2020
Fixed rate floor income, gross	$35,539	18,758
Derivative settlements (a)	(4,285)	2,125
Fixed rate floor income, net	$31,254	20,883
(a)    Derivative settlements consist of settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased for the three months ended March 31, 2021 as compared to the same period in 2020 due to lower interest rates in 2021 as compared to 2020.
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
The change from being in a net positive settlement position on such derivatives during the first quarter of 2020 to being in a net negative settlement position during the first quarter of 2021 was due to a decrease in interest rates.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows the Company’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2021.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
< 3.0%	2.88%	0.24%	$1,148,014
3.0 - 3.49%	3.19%	0.55%	1,457,170
3.5 - 3.99%	3.65%	1.01%	1,399,853
4.0 - 4.49%	4.20%	1.56%	1,048,179
4.5 - 4.99%	4.71%	2.07%	652,729
5.0 - 5.49%	5.22%	2.58%	435,515
5.5 - 5.99%	5.67%	3.03%	292,332
6.0 - 6.49%	6.19%	3.55%	335,607
6.5 - 6.99%	6.70%	4.06%	328,879
7.0 - 7.49%	7.17%	4.53%	121,487
7.5 - 7.99%	7.71%	5.07%	221,019
8.0 - 8.99%	8.18%	5.54%	525,096
> 9.0%	9.05%	6.41%	198,084
			$8,163,964

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2021, the weighted average estimated variable conversion rate was 1.94% and the short-term interest rate was 12 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2021 used by the Company to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2021	$600,000	2.15%
2022 (b)	500,000	0.94
2023	900,000	0.62
2024 (c)	2,500,000	0.35
2025	500,000	0.35
	$5,000,000	0.67%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
(b)    $250.0 million of these derivatives have forward effective start dates in June 2021.
(c)     $500.0 million of these derivatives have forward effective start dates in June 2021.
The Company is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents the Company’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2021.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$17,313,992	—
3 month H15 financial commercial paper	Daily	710,549	—
3 month Treasury bill	Daily	580,842	—
1 month LIBOR	Monthly	—	10,446,455
3 month LIBOR (a)	Quarterly	—	6,269,914
Fixed rate	—	—	915,947
Auction-rate (b)	Varies	—	747,075
Asset-backed commercial paper (c)	Varies	—	247,018
Other (d)	—	1,332,125	1,311,099
		$19,937,508	19,937,508

(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2021.

Maturity	Notional amount (i)
2021	$250,000
2022	2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$6,150,000

(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2021 was one-month LIBOR plus 9.1 basis points.
(b)    As of March 31, 2021, the Company was sponsor for $747.1 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(c)    The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.
LIBOR is in the process of being discontinued as a benchmark rate, and any market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See "Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate" under Item 2 above and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2020 Annual Report for additional information.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(14,282)	(9.1)%	$(26,218)	(16.6)%	$(1,605)	(1.0)%	$(4,814)	(3.1)%
Impact of derivative settlements	9,130	5.8	27,390	17.3	1,516	1.0	4,549	2.9
Increase (decrease) in net income before taxes	$(5,152)	(3.3)%	$1,172	0.7%	$(89)	—%	$(265)	(0.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.10)		$0.02		$—		$(0.01)
	Three months ended March 31, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(9,915)	(19.9)%	$(16,552)	(33.2)%	$(1,974)	(4.0)%	$(5,924)	(11.9)%
Impact of derivative settlements	4,351	8.7	13,053	26.2	1,591	3.2	4,774	9.6
Increase (decrease) in net income before taxes	$(5,564)	(11.2)%	$(3,499)	(7.0)%	$(383)	(0.8)%	$(1,150)	(2.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.11)		$(0.07)		$(0.01)		$(0.02)
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
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 under Item 3 of Part I of such Form 10-K.
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 in response to Item 1A of Part I of such Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2021 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2021	18	$71.22	—	3,246,732
February 1 - February 28, 2021	—	—	—	3,246,732
March 1 - March 31, 2021	26,181	76.70	—	3,246,732
Total	26,199	$76.70	—
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
Working capital and dividend restrictions/limitations
The Company's $455.0 million unsecured line of credit, which is available through December 16, 2024, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, Nelnet Bank is subject to laws and regulations that restrict the ability of Nelnet Bank to pay dividends to the Company, and authorize regulatory authorities to prohibit or limit the payment of dividends by Nelnet Bank to the Company. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.
ITEM 6.  EXHIBITS

10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of March 5, 2021 among Nelnet, Inc., the various Lenders signatory thereto, and U.S. Bank National Association, as administrative agent for the Lenders, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 10, 2021 and incorporated herein by reference.

10.2*+
Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of March 31, 2021 among Nelnet, Inc., the various Lenders signatory thereto, and U.S. Bank National Association, as administrative agent for the Lenders.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Filed herewith for purposes of providing a complete set of all amendment documents to the Second Amended and Restated Credit Agreement with U.S. Bank National Association and various Lenders signatory thereto. The Second Amended and Restated Credit Agreement and all prior amendment documents thereto have been previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 10, 2021	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 10, 2021	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer