Form 10-Q
period 2021-06-30
NELNET INC
filed 2021-08-05
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2021, there were 27,600,443 and 10,954,171 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2021	December 31, 2020
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $145,719 and $175,698, respectively)	$20,187,670	20,185,656
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	37,243	33,292
Cash and cash equivalents - held at a related party	175,746	87,957
Total cash and cash equivalents	212,989	121,249
Investments	1,267,957	992,940
Restricted cash	616,711	553,175
Restricted cash - due to customers	247,673	283,971
Accounts receivable (net of allowance for doubtful accounts of $1,405 and $1,824, respectively)	85,884	76,460
Goodwill	142,092	142,092
Intangible assets, net	58,464	75,070
Property and equipment, net	128,527	123,527
Other assets	80,896	92,020
Total assets	$23,028,863	22,646,160
Liabilities:
Bonds and notes payable	$19,381,835	19,320,726
Accrued interest payable	4,922	28,701
Bank deposits	202,841	54,633
Other liabilities	307,474	312,280
Due to customers	303,173	301,471
Total liabilities	20,200,245	20,017,811
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,494,942 shares and 27,193,154 shares, respectively	275	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 11,054,171 shares and 11,155,571 shares, respectively	111	112
Additional paid-in capital	10,158	3,794
Retained earnings	2,812,315	2,621,762
Accumulated other comprehensive earnings, net	10,941	6,102
Total Nelnet, Inc. shareholders' equity	2,833,800	2,632,042
Noncontrolling interests	(5,182)	(3,693)
Total equity	2,828,618	2,628,349
Total liabilities and equity	$23,028,863	22,646,160

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$19,935,821	20,132,996
Restricted cash	554,638	499,223
Bonds and notes payable	(19,166,839)	(19,355,375)
Accrued interest payable and other liabilities	(82,485)	(83,127)
Net assets of consolidated education and other lending variable interest entities	$1,241,135	1,193,717
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loan interest	$122,005	146,140	246,123	327,933
Investment interest	11,578	5,743	16,563	13,141
Total interest income	133,583	151,883	262,686	341,074
Interest expense:
Interest on bonds and notes payable and bank deposits	49,991	85,248	77,764	219,366
Net interest income	83,592	66,635	184,922	121,708
Less provision (negative provision) for loan losses	374	2,999	(16,674)	79,297
Net interest income after provision for loan losses	83,218	63,636	201,596	42,411
Other income/expense:
Loan servicing and systems revenue	112,094	111,042	223,611	223,778
Education technology, services, and payment processing revenue	76,702	59,304	171,960	142,979
Communications revenue	—	18,998	—	37,179
Other	22,921	60,127	18,317	68,408
Gain on sale of loans	15,271	—	15,271	18,206
Impairment expense and provision for beneficial interests, net	(500)	(332)	1,936	(34,419)
Derivative market value adjustments and derivative settlements, net	(6,989)	1,910	27,516	(14,455)
Total other income/expense	219,499	251,049	458,611	441,676
Cost of services:
Cost to provide education technology, services, and payment processing services	21,676	15,376	48,728	38,181
Cost to provide communications services	—	5,743	—	11,325
Total cost of services	21,676	21,119	48,728	49,506
Operating expenses:
Salaries and benefits	118,968	119,247	234,759	239,125
Depreciation and amortization	20,236	29,393	40,419	57,041
Other expenses	32,587	37,052	69,286	80,439
Total operating expenses	171,791	185,692	344,464	376,605
Income before income taxes	109,250	107,874	267,015	57,976
Income tax expense	26,237	21,264	61,098	11,131
Net income	83,013	86,610	205,917	46,845
Net loss (income) attributable to noncontrolling interests	854	(128)	1,548	(895)
Net income attributable to Nelnet, Inc.	$83,867	86,482	207,465	45,950
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.16	2.21	5.36	1.16
Weighted average common shares outstanding - basic and diluted	38,741,486	39,203,404	38,672,902	39,579,459

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
Net income		$83,013		86,610		205,917		46,845
Other comprehensive income:
Net changes related to foreign currency translation adjustments	$	(1)		—		—		—
Net changes related to available-for-sale debt securities:
Unrealized gains during period, net	2,897		3,236		7,246		221
Reclassification of (gains) losses to net income, net	(371)		(112)		(879)		123
Income tax effect	(606)	1,920	(750)	2,374	(1,528)	4,839	(83)	261
Other comprehensive income		1,919		2,374		4,839		261
Comprehensive income		84,932		88,984		210,756		47,106
Comprehensive loss (income) attributable to noncontrolling interests		854		(128)		1,548		(895)
Comprehensive income attributable to Nelnet, Inc.		$85,786		88,856		212,304		46,211

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings, net	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2020	—	28,582,032	11,271,609	$—	286	113	9,140	2,310,282	859	5,120	2,325,800
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	26	26
Net income	—	—	—	—	—	—	—	86,482	—	128	86,610
Other comprehensive income	—	—	—	—	—	—	—	—	2,374	—	2,374
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(534)	(534)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(7,733)	—	—	(7,733)
Issuance of common stock, net of forfeitures	—	23,853	—	—	—	—	1,660	—	—	—	1,660
Compensation expense for stock based awards	—	—	—	—	—	—	1,857	—	—	—	1,857
Repurchase of common stock	—	(1,473,049)	—	—	(15)	—	(10,790)	(56,469)	—	—	(67,274)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(1,250)	—	(750)	(2,000)
Balance as of June 30, 2020	—	27,232,836	11,171,609	$—	272	112	1,867	2,331,312	3,233	3,990	2,340,786

Balance as of March 31, 2021	—	27,367,797	11,154,171	$—	274	112	5,859	2,736,923	9,022	(3,089)	2,749,101
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,488	5,488
Net income (loss)	—	—	—	—	—	—	—	83,867	—	(854)	83,013
Other comprehensive income	—	—	—	—	—	—	—	—	1,919	—	1,919
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,727)	(6,727)
Cash dividends on Class A and Class B common stock - $0.22 per share	—	—	—	—	—	—	—	(8,475)	—	—	(8,475)
Issuance of common stock, net of forfeitures	—	32,513	—	—	—	—	1,824	—	—	—	1,824
Compensation expense for stock based awards	—	—	—	—	—	—	2,874	—	—	—	2,874
Repurchase of common stock	—	(5,368)	—	—	—	—	(399)	—	—	—	(399)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Balance as of June 30, 2021	—	27,494,942	11,054,171	$—	275	111	10,158	2,812,315	10,941	(5,182)	2,828,618

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings, net	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	52	52
Net income	—	—	—	—	—	—	—	45,950	—	895	46,845
Other comprehensive income	—	—	—	—	—	—	—	—	261	—	261
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(589)	(589)
Cash dividends on Class A and Class B common stock - $0.40 per share	—	—	—	—	—	—	—	(15,679)	—	—	(15,679)
Issuance of common stock, net of forfeitures	—	172,275	—	—	1	—	4,600	—	—	—	4,601
Compensation expense for stock based awards	—	—	—	—	—	—	3,595	—	—	—	3,595
Repurchase of common stock	—	(1,497,934)	—	—	(15)	—	(12,043)	(56,469)	—	—	(68,527)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,867)	—	—	(18,867)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(1,250)	—	(750)	(2,000)
Balance as of June 30, 2020	—	27,232,836	11,171,609	$—	272	112	1,867	2,331,312	3,233	3,990	2,340,786

Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,888	6,888
Net income (loss)	—	—	—	—	—	—	—	207,465	—	(1,548)	205,917
Other comprehensive income	—	—	—	—	—	—	—	—	4,839	—	4,839
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,829)	(6,829)
Cash dividends on Class A and Class B common stock - $0.44 per share	—	—	—	—	—	—	—	(16,912)	—	—	(16,912)
Issuance of common stock, net of forfeitures	—	231,955	—	—	2	—	3,913	—	—	—	3,915
Compensation expense for stock based awards	—	—	—	—	—	—	4,859	—	—	—	4,859
Repurchase of common stock	—	(31,567)	—	—	—	—	(2,408)	—	—	—	(2,408)
Conversion of common stock	—	101,400	(101,400)	—	1	(1)	—	—	—	—	—
Balance as of June 30, 2021	—	27,494,942	11,054,171	$—	275	111	10,158	2,812,315	10,941	(5,182)	2,828,618

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2021	2020
Net income attributable to Nelnet, Inc.	$207,465	45,950
Net (loss) income attributable to noncontrolling interests	(1,548)	895
Net income	205,917	46,845
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	76,754	99,282
Loan discount accretion	(14,606)	(19,196)
(Negative provision) provision for loan losses	(16,674)	79,297
Derivative market value adjustments	(37,194)	24,513
Proceeds from (payments to) clearinghouse - initial and variation margin, net	38,440	(24,453)
Gain from sale of loans	(15,271)	(18,206)
Loss (gain) from investments, net	812	(48,402)
Loss (gain) from repurchases of debt, net	695	(403)
Purchases of equity securities - trading, net	(19,764)	—
Deferred income tax expense (benefit)	18,173	(14,762)
Non-cash compensation expense	4,980	3,581
(Negative provision) provision for beneficial interests and impairment expense, net	(1,936)	34,419
Increase in loan and investment accrued interest receivable	(40,488)	(123,276)
(Increase) decrease in accounts receivable	(9,446)	41,608
Decrease in other assets, net	32,241	22,992
Decrease in the carrying amount of ROU asset	3,962	5,948
Decrease in accrued interest payable	(23,779)	(14,525)
Decrease in other liabilities, net	(13,663)	(26,817)
Decrease in the carrying amount of lease liability	(3,288)	(4,829)
Increase (decrease) in due to customers	1,746	(169,217)
Net cash provided by (used in) operating activities	187,611	(105,601)
Cash flows from investing activities:
Purchases and originations of loans	(1,040,573)	(872,987)
Purchases of loans from a related party	(20,847)	(75,118)
Net proceeds from loan repayments, claims, and capitalized interest	1,047,645	1,800,286
Proceeds from sale of loans	65,224	90,465
Purchases of available-for-sale securities	(363,485)	(112,675)
Proceeds from sales of available-for-sale securities	38,511	23,372
Proceeds from and sale of beneficial interest in loan securitizations	19,077	21,765
Purchases of other investments	(128,011)	(117,598)
Proceeds from other investments	167,821	6,770
Purchases of property and equipment	(28,784)	(46,994)
Net cash (used in) provided by investing activities	$(243,422)	717,286

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Six months ended
	June 30,
	2021	2020
Cash flows from financing activities:
Payments on bonds and notes payable	$(1,073,523)	(2,073,710)
Proceeds from issuance of bonds and notes payable	1,114,821	1,252,360
Payments of debt issuance costs	(3,035)	(5,863)
Increase in bank deposits, net	148,208	—
Dividends paid	(16,912)	(15,679)
Repurchases of common stock	(2,408)	(68,527)
Proceeds from issuance of common stock	689	781
Acquisition of noncontrolling interest	—	(2,000)
Issuance of noncontrolling interests	7,480	—
Distribution to noncontrolling interests	(423)	(333)
Net cash provided by (used in) financing activities	174,897	(912,971)
Effect of exchange rate changes on cash	(108)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	118,978	(301,286)
Cash, cash equivalents, and restricted cash, beginning of period	958,395	1,222,601
Cash, cash equivalents, and restricted cash, end of period	$1,077,373	921,315

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$78,904	209,170
Cash disbursements made for income taxes, net of refunds and credits received (a)	$14,229	7,949
Cash disbursements made for operating leases	$4,096	5,442
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$823	3,265
Receipt of beneficial interest in consumer loan securitizations	$19,280	38,490
Distribution to noncontrolling interests	$6,406	33
Issuance of noncontrolling interests	$592	—
(a) The Company utilized $22.0 million and $18.3 million of federal and state tax credits related primarily to renewable energy during the six months ended June 30, 2021 and 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Total cash and cash equivalents	$212,989	121,249	67,540	133,906
Restricted cash	616,711	553,175	585,236	650,939
Restricted cash - due to customers	247,673	283,971	268,539	437,756
Cash, cash equivalents, and restricted cash	$1,077,373	958,395	921,315	1,222,601
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2020 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	June 30, 2021	December 31, 2020
Non-Nelnet Bank:
Federally insured student loans:
Stafford and other	$4,420,716	4,383,000
Consolidation	14,518,148	14,746,173
Total	18,938,864	19,129,173
Private education loans	350,094	320,589
Consumer loans	42,767	109,346
Non-Nelnet Bank loans	19,331,725	19,559,108
Nelnet Bank:
Federally insured student loans	97,167	—
Private education loans	93,404	17,543
Nelnet Bank loans	190,571	17,543

Accrued interest receivable	834,989	794,611
Loan discount, net of unamortized loan premiums and deferred origination costs	(23,896)	(9,908)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(120,802)	(128,590)
Private education loans	(19,403)	(19,529)
Consumer loans	(4,702)	(27,256)
Non-Nelnet Bank allowance for loan losses	(144,907)	(175,375)
Nelnet Bank:
Federally insured loans	(245)	—
Private education loans	(567)	(323)
Nelnet Bank allowance for loan losses	(812)	(323)
	$20,187,670	20,185,656
On May 14, 2021, the Company sold $77.4 million (par value) of consumer loans to an unrelated third party who securitized such loans. The Company recognized a gain of $15.3 million (pre-tax) as part of this transaction. As partial consideration received for the consumer loans sold, the Company received a 24.5 percent residual interest in the consumer loan securitization that is included in "investments" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of ASC 326 adoption	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Three months ended June 30, 2021
Non-Nelnet Bank
Federally insured loans	$121,846	—	(397)	(1,172)	—	525	—	120,802
Private education loans	20,670	—	(1,004)	(403)	139	—	1	19,403
Consumer loans	14,134	—	1,706	(1,464)	235	—	(9,909)	4,702
Nelnet Bank
Federally insured loans	—	—	245	—	—	—	—	245
Private education loans	744	—	(176)	—	—	—	(1)	567
	$157,394	—	374	(3,039)	374	525	(9,909)	145,719

	Three months ended June 30, 2020
Non-Nelnet Bank
Federally insured loans	$146,759	—	(1,950)	(6,080)	—	6,100	—	144,829
Private education loans	23,056	—	2,322	(26)	183	—	—	25,535
Consumer loans	39,053	—	2,627	(2,820)	221	—	—	39,081
	$208,868	—	2,999	(8,926)	404	6,100	—	209,445

	Six months ended June 30, 2021
Non-Nelnet Bank
Federally insured loans	$128,590	—	(7,880)	(1,233)	—	1,325	—	120,802
Private education loans	19,529	—	427	(896)	341	—	2	19,403
Consumer loans	27,256	—	(9,712)	(3,414)	481	—	(9,909)	4,702
Nelnet Bank
Federally insured loans	—	—	245	—	—	—	—	245
Private education loans	323	—	246	—	—	—	(2)	567
	$175,698	—	(16,674)	(5,543)	822	1,325	(9,909)	145,719

	Six months ended June 30, 2020
Non-Nelnet Bank
Federally insured loans	$36,763	72,291	37,373	(12,398)	—	10,800	—	144,829
Private education loans	9,597	4,797	12,121	(1,355)	375	—	—	25,535
Consumer loans	15,554	13,926	29,803	(7,170)	468	—	(13,500)	39,081
	$61,914	91,014	79,297	(20,923)	843	10,800	(13,500)	209,445
a) During the three months ended June 30, 2021 and 2020, and six months ended June 30, 2021 and 2020, the Company acquired $34.7 million (par value), $292.7 million (par value), $88.7 million (par value), and $583.9 million (par value), respectively, of federally insured rehabilitation loans that met the definition of PCD loans when they were purchased by the Company.
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
During the second quarter of 2021, the Company recorded a negative provision for loan losses for its federally insured and private education loan portfolios due to management's estimate of certain continued improved economic conditions as of June 30, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of March 31, 2021. These amounts were partially offset due to the Company establishing an initial allowance for federally insured and private education loans acquired during the period. The Company recorded a provision for loan losses on its consumer loan portfolio during the second quarter of 2021 as a result of establishing an initial allowance for consumer loans acquired during the period, which was partially offset by management's estimate of certain continued improved economic conditions as of June 30, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of March 31, 2021.
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

	As of June 30, 2021			As of December 31, 2020			As of June 30, 2020
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$955,227	5.0%		$1,036,028	5.4%		$936,746	4.8%
Loans in forbearance	2,079,368	11.0		1,973,175	10.3		5,370,466	27.7
Loans in repayment status:
Loans current	13,995,297		88.0%	13,683,054		84.9%	12,984,175		99.3%
Loans delinquent 31-60 days	580,602		3.7	633,411		3.9	2,057		—
Loans delinquent 61-90 days	262,353		1.6	307,936		1.9	165		—
Loans delinquent 91-120 days	104,124		0.7	800,257		5.0	23		—
Loans delinquent 121-270 days	398,965		2.5	674,975		4.2	101		—
Loans delinquent 271 days or greater	562,928		3.5	20,337		0.1	94,138		0.7
Total loans in repayment	15,904,269	84.0	100.0%	16,119,970	84.3	100.0%	13,080,659	67.5	100.0%
Total federally insured loans	18,938,864	100.0%		19,129,173	100.0%		19,387,871	100.0%
Accrued interest receivable	830,973			791,453			853,473
Loan discount, net of unamortized premiums and deferred origination costs	(24,129)			(14,505)			(19,116)
Allowance for loan losses	(120,802)			(128,590)			(144,829)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$19,624,906			$19,777,531			$20,077,399
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$10,195	2.9%		$5,049	1.6%		$3,971	1.3%
Loans in forbearance	3,884	1.1		2,359	0.7		21,890	7.5
Loans in repayment status:
Loans current	330,097		98.3%	310,036		99.0%	265,720		99.4%
Loans delinquent 31-60 days	3,962		1.2	1,099		0.4	680		0.2
Loans delinquent 61-90 days	818		0.2	675		0.2	244		0.1
Loans delinquent 91 days or greater	1,138		0.3	1,371		0.4	713		0.3
Total loans in repayment	336,015	96.0	100.0%	313,181	97.7	100.0%	267,357	91.2	100.0%
Total private education loans	350,094	100.0%		320,589	100.0%		293,218	100.0%
Accrued interest receivable	2,360			2,131			1,961
Loan discount, net of unamortized premiums	(1,547)			2,691			813
Allowance for loan losses	(19,403)			(19,529)			(25,535)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$331,504			$305,882			$270,457

	As of June 30, 2021			As of December 31, 2020			As of June 30, 2020
Consumer loans - Non-Nelnet Bank:
Loans in deferment	$38	0.1%		$829	0.8%		$3,274	2.2%
Loans in repayment status:
Loans current	41,039		96.1%	105,650		97.4%	142,540		97.6%
Loans delinquent 31-60 days	387		0.9	954		0.9	938		0.7
Loans delinquent 61-90 days	484		1.1	804		0.7	1,078		0.7
Loans delinquent 91 days or greater	819		1.9	1,109		1.0	1,478		1.0
Total loans in repayment	42,729	99.9	100.0%	108,517	99.2	100.0%	146,034	97.8%	100.0%
Total consumer loans	42,767	100.0%		109,346	100.0%		149,308	100.0%
Accrued interest receivable	328			1,001			1,446
Loan premium	377			1,640			1,344
Allowance for loan losses	(4,702)			(27,256)			(39,081)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$38,770			$84,731			$113,017

Federally insured loans - Nelnet Bank:
Loans in-school/grace/deferment	$103	0.1%
Loans in forbearance	1,026	1.1
Loans in repayment status:
Loans current	95,402		99.3%
Loans delinquent 31-60 days	593		0.6
Loans delinquent 61-90 days	43		0.1
Loans delinquent 91-120 days	—		—
Loans delinquent 121-270 days	—		—
Loans delinquent 271 days or greater	—		—
Total loans in repayment	96,038	98.8	100.0%
Total federally insured loans	97,167	100.0%
Accrued interest receivable	1,179
Loan premium	29
Allowance for loan losses	(245)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$98,130
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment	$82	0.1%		$—	—%
Loans in forbearance	133	0.1		29	0.2
Loans in repayment status:
Loans current	93,189		100.0%	17,514		100.0%
Loans delinquent 31-60 days	—		—	—		—
Loans delinquent 61-90 days	—		—	—		—
Loans delinquent 91 days or greater	—		—	—		—
Total loans in repayment	93,189	99.8	100.0%	17,514	99.8	100.0%
Total private education loans	93,404	100.0%		17,543	100.0%
Accrued interest receivable	149			26
Deferred origination costs	1,374			266
Allowance for loan losses	(567)			(323)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$94,360			$17,512

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2020 and June 30, 2021, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of June 30, 2021 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP") and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Six months ended June 30, 2021	2020	2019	2018	2017	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in school/grace/deferment	$810	2,306	4,744	—	—	2,335	10,195
Loans in forbearance	—	299	755	173	—	2,657	3,884
Loans in repayment status:
Loans current	1,885	90,009	60,694	481	—	177,028	330,097
Loans delinquent 31-60 days	—	161	373	—	—	3,428	3,962
Loans delinquent 61-90 days	—	—	—	—	—	818	818
Loans delinquent 91 days or greater	—	—	—	—	—	1,138	1,138
Total loans in repayment	1,885	90,170	61,067	481	—	182,412	336,015
Total private education loans	$2,695	92,775	66,566	654	—	187,404	350,094
Accrued interest receivable							2,360
Loan discount, net of unamortized premiums							(1,547)
Allowance for loan losses							(19,403)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$331,504

Consumer loans - Non-Nelnet Bank:
Loans in deferment	$—	—	30	8	—	—	38
Loans in repayment status:
Loans current	19,733	1,582	8,880	10,630	214	—	41,039
Loans delinquent 31-60 days	29	83	189	77	9	—	387
Loans delinquent 61-90 days	50	233	113	83	5	—	484
Loans delinquent 91 days or greater	25	107	302	385	—	—	819
Total loans in repayment	19,837	2,005	9,484	11,175	228	—	42,729
Total consumer loans	$19,837	2,005	9,514	11,183	228	—	42,767
Accrued interest receivable							328
Loan premium							377
Allowance for loan losses							(4,702)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$38,770

Private education loans - Nelnet Bank:
Loans in school/grace/deferment	$82	—	—	—	—	—	82
Loans in forbearance	133	—	—	—	—	—	133
Loans in repayment status:
Loans current	78,817	14,372	—	—	—	—	93,189
Loans delinquent 31-60 days	—	—	—	—	—	—	—
Loans delinquent 61-90 days	—	—	—	—	—	—	—
Loans delinquent 91 days or greater	—	—	—	—	—	—	—
Total loans in repayment	78,817	14,372	—	—	—	—	93,189
Total private education loans	$79,032	14,372	—	—	—	—	93,404
Accrued interest receivable							149
Deferred origination costs							1,374
Allowance for loan losses							(567)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$94,360

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$16,974,086	0.22% - 2.09%	5/27/25 - 7/25/69
Bonds and notes based on auction	742,350	0.91% - 2.06%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,716,436
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	893,093	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP warehouse facilities	301,144	0.16% / 0.23%	11/22/22 / 2/26/24
Private education loan warehouse facility	140,763	0.21%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	40,030	1.65% / 1.84%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	32,742	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	85,000	1.58%	12/16/24
Participation agreement	132,078	0.80%	5/4/22
Repurchase agreements	255,323	0.80% - 1.05%	9/24/21 - 12/20/23
Secured line of credit	5,000	2.09%	5/30/22
	19,601,609
Discount on bonds and notes payable and debt issuance costs	(219,774)
Total	$19,381,835

	As of December 31, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$17,127,643	0.28% - 2.05%	5/27/25 - 10/25/68
Bonds and notes based on auction	749,925	1.12% - 2.14%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,877,568
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	923,076	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP warehouse facilities	252,165	0.27% / 0.31%	5/20/22 / 2/26/23
Private education loan warehouse facility	150,397	0.28%	2/13/22
Consumer loan warehouse facility	25,809	0.28%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	49,025	1.65% / 1.90%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	37,251	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	120,000	1.65%	12/16/24
Participation agreement	118,558	0.84%	5/4/21
Secured line of credit	5,000	1.90%	5/30/22
	19,558,849
Discount on bonds and notes payable and debt issuance costs	(238,123)
Total	$19,320,726

FFELP Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of June 30, 2021, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$310,000	50,000	360,000
Amount outstanding	290,539	10,605	301,144
Amount available	$19,461	39,395	58,856
Expiration of liquidity provisions	November 22, 2021	February 26, 2022
Final maturity date	November 22, 2022	February 26, 2024
Advanced as equity support	$24,136	666	24,802

(a)    On May 20, 2021, the Company extended the expiration of liquidity provisions and the maturity date for this warehouse facility an additional six months to November 22, 2021 and November 22, 2022, respectively. On June 28, 2021, the maximum financing amount for this warehouse facility increased to $770.0 million, and on June 30, 2021 the maximum financing amount decreased to $310.0 million.
(b)    On February 26, 2021, the Company extended the expiration of liquidity provisions and the maturity date for this warehouse facility an additional year to February 26, 2022 and February 26, 2024, respectively.
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transaction completed by the Company during the first six months of 2021.

NSLT 2021-1
Date securities issued	6/30/21
Total original principal amount	$797,000

Class A senior notes:
Total principal amount	$781,000
Cost of funds	1-month LIBOR plus 0.50%
Final maturity date	7/25/69

Class B subordinated notes:
Total principal amount	$16,000
Cost of funds	1-month LIBOR plus 1.25%
Final maturity date	7/25/69

Private Education Loan Warehouse Facility
During 2020, the Company obtained a private education loan warehouse facility that had an aggregate maximum financing amount available of $200.0 million. On February 12, 2021, the Company decreased the maximum financing amount available for this facility to $175.0 million and extended the liquidity provisions and final maturity date to February 13, 2022 and February 13, 2023, respectively. As of June 30, 2021, $140.8 million was outstanding under this warehouse facility and $34.2 million was available for future funding. The facility has an advance rate of 80 to 90 percent and, as of June 30, 2021, the Company had $15.0 million advanced as equity support under this facility.
Consumer Loan Warehouse Facility
The Company had a $100.0 million consumer loan warehouse facility. On March 31, 2021, the Company terminated this facility.

Unsecured Line of Credit
The Company has a $455.0 million unsecured line of credit that has a maturity date of December 16, 2024. As of June 30, 2021, $85.0 million was outstanding on the line of credit and $370.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of June 30, 2021, $132.1 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $100.0 million or an amount in excess of $100.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
Repurchase Agreements
On May 3, 2021, the Company entered into a repurchase agreement with a non-affiliated third party, the proceeds of which are collateralized by private education loan asset-backed securities. The repurchase agreement has maturity dates of November 20, 2023 and December 20, 2023, or earlier if either party provides 180 days’ prior written notice. The Company incurs interest on amounts outstanding based on three-month LIBOR plus an applicable spread, and is subject to margin deficit payment requirements if the fair value of the securities subject to the repurchase agreement is less than the original purchase price of such securities on any scheduled reset date. Included in “bonds and notes payable” as of June 30, 2021 was $228.4 million subject to this repurchase agreement.
On June 23, 2021, the Company entered into an additional repurchase agreement with another non-affiliated third party, the proceeds of which are collateralized by private education loan asset-backed securities. The repurchase agreement has a maturity date of September 24, 2021. The Company incurs interest on amounts outstanding based on three-month LIBOR plus an applicable spread, and could be subject to margin deficit payment requirements if the fair value of the securities subject to the repurchase agreement is less than the original purchase price of such securities and the counter-party provides notice requiring such payment. Included in "bonds and notes payable" as of June 30, 2021 was $26.9 million subject to this repurchase agreement.
See note 5 for additional information about the private education loan asset-backed securities investments serving as collateral for these repurchase agreements.
Accrued Interest Liability
During the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest on bonds and notes payable and bank deposits" in the consolidated statements of income.

4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2020 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2021 and December 31, 2020 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of June 30, 2021 and December 31, 2020, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	June 30, 2021	December 31, 2020
2021	$—	250,000
2022	2,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$5,900,000	6,150,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2021 and December 31, 2020 was one-month LIBOR plus 9.1 basis points.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2021		As of December 31, 2020
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2021	$100,000	2.95%	$600,000	2.15%
2022	500,000	0.94	500,000	0.94
2023	900,000	0.62	900,000	0.62
2024	2,500,000	0.35	2,000,000	0.32
2025	500,000	0.35	500,000	0.35
2026	150,000	0.85	—	—
2031	100,000	1.53	—	—
	$4,750,000	0.56%	$4,500,000	0.70%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.

Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Settlements:
1:3 basis swaps	$(221)	7,129	(240)	9,242
Interest rate swaps - floor income hedges	(5,153)	(1,308)	(9,438)	816
Total settlements - (expense) income	(5,374)	5,821	(9,678)	10,058
Change in fair value:
1:3 basis swaps	(1,106)	(2,872)	1,693	(1,314)
Interest rate swaps - floor income hedges	(509)	(1,039)	35,501	(23,199)
Total change in fair value - (expense) income	(1,615)	(3,911)	37,194	(24,513)
Derivative market value adjustments and derivative settlements, net - (expense) income	$(6,989)	1,910	27,516	(14,455)

5.  Investments
Private Education Loan Investment
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company has entered into a joint venture with other investors to acquire the loans, and under the joint venture the Company has an approximately 8 percent interest in the loans. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March and throughout the second quarter of 2021, the borrowers were converted to the Company's servicing platform. The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility. The Company is accounting for its membership interests in this partnership under the equity method of accounting and as of June 30, 2021, such investment was $8.3 million. This investment is included in “venture capital and funds – equity method” in the table below.
On May 20, 2021 and June 30, 2021, the joint venture completed asset-backed securitization transactions to permanently finance a total of $5.8 billion of the private education loans purchased by the joint venture. The Company is accounting for its approximately 8 percent residual interest in these securitizations as held-to-maturity beneficial interest investments. These investments are shown as “beneficial interest in private education loan securitizations” in the table below. On behalf of the joint venture, the Company is the sponsor and administrator for these loan securitizations. As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are included in “private education loan asset-backed securities – available for sale” in the table below and as of June 30, 2021, the fair value of these bonds was $307.3 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third-parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations. See note 3 for additional information about these repurchase agreements.

A summary of the Company's investments follows:

	As of June 30, 2021				As of December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
FFELP loan asset-backed securities- available-for-sale (a)	$357,935	13,498	—	371,433	338,475	8,040	(13)	346,502
Private education loan asset-backed securities - available-for-sale (b)	306,395	898	—	307,293	—	—	—	—
Other debt securities - available-for-sale	2,100	1	—	2,101	2,103	2	—	2,105
Equity securities	57,652	15,336	(3,865)	69,123	36,227	8,768	(2,954)	42,041
Total investments (at fair value)	$724,082	29,733	(3,865)	749,950	376,805	16,810	(2,967)	390,648
Other Investments (not measured at fair value):
Venture capital and funds:
Measurement alternative (c)				150,857				144,795
Equity method				26,307				14,018
Other				883				894
Total venture capital and funds				178,047				159,707
Real estate
Equity method				46,748				50,291
Notes receivable				3,500				847
Total real estate				50,248				51,138
Investment in ALLO:
Voting interest/equity method (d)				108,271				129,396
Preferred membership interest and accrued and unpaid preferred return (e)				133,257				228,916
Total investment in ALLO				241,528				358,312
Solar (f)				(60,862)				(30,373)
Beneficial interest in private education loan securitizations (g)				36,079				—
Beneficial interest in federally insured loan securitizations (g)				27,955				30,377
Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $4,449 as of December 31, 2020 (g)				40,983				27,954
Tax liens and affordable housing				4,029				5,177
Total investments (not measured at fair value)				518,007				602,292
Total investments				$1,267,957				$992,940

(a)    As of June 30, 2021, $132.1 million (par value) of FFELP loan asset-backed securities were subject to participation interests held by Union Bank. See note 3 for additional information.
(b)    As of June 30, 2021, a total of $293.9 million (par value) of private education loan asset-backed securities were subject to repurchase agreements with third-parties. See note 3 for additional information.
(c)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. On May 27, 2021, the Company made an additional equity investment of approximately $5 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2021 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. For accounting purposes, the May 2021 equity raise transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities and the price was contractually agreed to during Hudl's prior May 2020 equity raise. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the May 2021 transaction value. As of June 30, 2021, the carrying amount of the Company's investment in Hudl is $133.9 million.
David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.

(d)    The Company accounts for its voting membership interests in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO") under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. The HLBV method of accounting is used by the Company for equity method investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership or voting interests. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the Company’s share of the earnings or losses from the equity investment for the period. Because the Company will be able to utilize certain tax losses related to ALLO’s operations, the equity investment agreements for the Company have liquidation rights and priorities that are sufficiently different from the voting membership interests percentages such that the HLBV method of accounting was deemed appropriate. Accordingly, the recognition of earnings or losses during any reporting period related to the Company’s equity investment in ALLO may or may not reflect its voting membership interests percentage and could vary substantially from those calculated based on the Company’s voting membership interests in ALLO.
During the three and six months ended June 30, 2021, the Company recognized income of $1.1 million and losses of $21.1 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment. In the second quarter of 2021, the Company revised its accounting policy to correct for an error in its method of applying the HLBV method of accounting for its investment in ALLO. Previously, the Company calculated Nelnet’s liquidation basis in ALLO under the HLBV method by using Nelnet’s proportionate share of tax losses and amortizing any basis difference using tax methods. The Company has determined that Nelnet’s liquidation basis in ALLO under the HLBV method should equal ALLO’s GAAP losses and amortizing any basis difference using book lives. During the second quarter of 2021, the Company recorded an adjustment to reflect the cumulative net impact on prior periods (since the deconsolidation of ALLO on December 21, 2020) for the correction of this error that resulted in a $14.0 million increase to the Company’s ALLO investment balance and a corresponding pre-tax increase to other income (a $10.6 million after tax, or $0.27 per share, increase to net income). The Company concluded this error had an immaterial impact on 2021 results as well as the results for prior periods.
Assuming ALLO continues its planned growth in existing and new communities, it will continue to invest substantial amounts in property and equipment to build the network and connect customers. The resulting recognition of depreciation and development costs could result in continuing net operating losses by ALLO under GAAP. Applying the HLBV method of accounting, the Company will continue to recognize a significant portion of ALLO’s anticipated losses over the next several years. The Company currently anticipates such losses in the second half of 2021 to approximate the amount of total losses incurred during the first half of 2021. Income and losses from the Company's investment in ALLO are included in "other" in "other income/expense" on the consolidated statements of income.
(e)    As of June 30, 2021, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $129.7 million and $3.6 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25 percent. During the three and six months ended June 30, 2021, the Company recognized income on its ALLO preferred membership interests of $2.0 million and $4.3 million, respectively, that is included in "other" in "other income/expense" on the consolidated statements of income.
On January 19, 2021, ALLO obtained certain private debt financing facilities from unrelated third-party lenders providing for aggregate financing of up to $230.0 million. With proceeds from this transaction, ALLO redeemed a portion of its non-voting preferred membership interests held by the Company in exchange for an aggregate redemption price payment to the Company of $100.0 million. Under October 2020 recapitalization agreements for ALLO, the parties have agreed to use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership interests of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests.
(f)    The Company makes investments in entities that promote renewable energy sources (solar). The Company's investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of June 30, 2021, the Company has funded a total of $162.0 million in solar investments, which includes $19.5 million funded by syndication partners. The carrying value of the Company's solar investments are reduced by tax credits earned when the solar project is placed in service. The solar investment balance at June 30, 2021 represents total tax credits earned on solar projects placed in service through June 30, 2021 being larger than total payments made by the Company on such projects. The Company is committed to fund an additional $68.7 million on these projects, of which $34.9 million will be funded by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the three months ended June 30, 2021 and 2020, the Company recognized pre-tax losses and income of $2.3 million and $2.0 million, respectively, and for the six months ended June 30, 2021 and 2020, the Company recognized pre-tax losses of $4.0 million and $0.8 million, respectively, on its solar investments. These losses and income are included in "other" in "other income/expense" on the consolidated statements of income.

(g)    The Company has purchased partial ownership in certain private education, federally insured, and consumer loan securitizations. As of the latest remittance reports filed by the various trusts prior to June 30, 2021, the Company's ownership correlates to approximately $460 million, $495 million, and $280 million of private education, federally insured, and consumer loans, respectively, included in these securitizations.
During the first quarter of 2020, the Company recorded a $26.3 million provision charge related to the Company's beneficial interest in consumer loan securitizations due to distressed economic conditions resulting from the COVID-19 pandemic. Due to improved economic conditions, the Company has reduced the allowance for credit losses related to the consumer loan beneficial interests, including reducing such allowance by $2.4 million during the first quarter of 2021. As of March 31, 2021, the Company no longer has an allowance for credit losses associated with the consumer loan beneficial interests. The activity related to the allowance for credit losses related to the consumer loan beneficial interests is included in “impairment expense and provision for beneficial interests, net” on the consolidated statements of income.
6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of June 30, 2021 (months)
		As of	As of
		June 30, 2021	December 31, 2020
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $91,996 and $83,419, respectively)	107	$53,296	66,974
Computer software (net of accumulated amortization of $2,685 and $4,127, respectively)	30	5,168	6,430
Trade names (net of accumulated amortization of $5,121 and $3,455, respectively)	—	—	1,666
Total - amortizable intangible assets, net	100	$58,464	75,070

The Company recorded amortization expense on its intangible assets of $8.3 million and $7.4 million during the three months ended June 30, 2021 and 2020, respectively, and $16.6 million and $14.8 million during the six months ended June 30, 2021 and 2020, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2021, the Company estimates it will record amortization expense as follows:

2021 (July 1 - December 31)	$6,435
2022	9,939
2023	9,830
2024	7,457
2025	4,644
2026 and thereafter	20,159
$58,464
7. Goodwill
The carrying amount of goodwill as of June 30, 2021 and December 31, 2020 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Goodwill balance	$23,639	76,570	41,883	—	—	142,092

8. Property and Equipment
Property and equipment consisted of the following:

		As of	As of
	Useful life	June 30, 2021	December 31, 2020
Computer equipment and software	1-5 years	$207,206	172,664
Building and building improvements	5-48 years	54,545	52,444
Office furniture and equipment	1-10 years	23,243	21,899
Leasehold improvements	1-15 years	9,387	9,168
Transportation equipment	5-10 years	4,857	4,857
Land	—	3,642	3,642
Construction in progress	—	8,169	18,478
		311,049	283,152
Accumulated depreciation		(182,522)	(159,625)
Total property and equipment, net		$128,527	123,527
The Company recorded depreciation expense on its property and equipment of $12.0 million and $22.0 million during the three months ended June 30, 2021 and 2020, respectively, and $23.8 million and $42.3 million during the six months ended June 30, 2021 and 2020, respectively.
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

	Three months ended June 30,
	2021			2020
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$82,479	1,388	83,867	85,243	1,239	86,482

Denominator:
Weighted-average common shares outstanding - basic and diluted	38,100,092	641,394	38,741,486	38,641,794	561,610	39,203,404
Earnings per share - basic and diluted	$2.16	2.16	2.16	2.21	2.21	2.21

	Six months ended June 30,
	2021			2020
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$204,209	3,256	207,465	45,305	645	45,950

Denominator:
Weighted-average common shares outstanding - basic and diluted	38,065,869	607,033	38,672,902	39,023,624	555,835	39,579,459
Earnings per share - basic and diluted	$5.36	5.36	5.36	1.16	1.16	1.16

10.  Segment Reporting
See note 15 of the notes to consolidated financial statements included in the 2020 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$30	210	—	129,965	2,041	1,524	(187)	133,583
Interest expense	23	—	—	48,670	392	1,093	(187)	49,991
Net interest income	7	210	—	81,295	1,649	431	—	83,592
Less provision (negative provision) for loan losses	—	—	—	305	69	—	—	374
Net interest income after provision for loan losses	7	210	—	80,990	1,580	431	—	83,218
Other income/expense:
Loan servicing and systems revenue	112,094	—	—	—	—	—	—	112,094
Intersegment revenue	8,480	3	—	—	—	—	(8,483)	—
Education technology, services, and payment processing revenue	—	76,702	—	—	—	—	—	76,702
Communications revenue	—	—	—	—	—	—	—	—
Other	701	—	—	2,316	4	19,900	—	22,921
Gain on sale of loans	—	—	—	15,271	—	—	—	15,271
Impairment expense and provision for beneficial interests, net	—	—	—	—	—	(500)	—	(500)
Derivative settlements, net	—	—	—	(5,374)	—	—	—	(5,374)
Derivative market value adjustments, net	—	—	—	(1,615)	—	—	—	(1,615)
Total other income/expense	121,275	76,705	—	10,598	4	19,400	(8,483)	219,499
Cost of services:
Cost to provide education technology, services, and payment processing services	—	21,676	—	—	—	—	—	21,676
Cost to provide communications services	—	—	—	—	—	—	—	—
Total cost of services	—	21,676	—	—	—	—	—	21,676
Operating expenses:
Salaries and benefits	68,388	27,094	—	556	1,578	21,351	—	118,968
Depreciation and amortization	7,974	2,956	—	—	—	9,305	—	20,236
Other expenses	13,273	4,437	—	3,567	237	11,074	—	32,587
Intersegment expenses, net	16,134	3,520	—	8,549	37	(19,757)	(8,483)	—
Total operating expenses	105,769	38,007	—	12,672	1,852	21,973	(8,483)	171,791
Income (loss) before income taxes	15,513	17,232	—	78,916	(268)	(2,142)	—	109,250
Income tax (expense) benefit (b)	(3,723)	(4,136)	—	(18,940)	64	497	—	(26,237)
Net income (loss)	11,790	13,096	—	59,976	(204)	(1,645)	—	83,013
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	854	—	854
Net income (loss) attributable to Nelnet, Inc.	$11,790	13,096	—	59,976	(204)	(791)	—	83,867

Total assets as of June 30, 2021	$205,214	424,079	—	20,783,755	407,611	1,489,212	(281,008)	23,028,863

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

	Three months ended June 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank (a)	Corporate and Other Activities	Eliminations	Total
Total interest income	$52	420	—	150,583	—	1,196	(368)	151,883
Interest expense	28	21	—	84,489	—	1,078	(368)	85,248
Net interest income	24	399	—	66,094	—	118	—	66,635
Less provision (negative provision) for loan losses	—	—	—	2,999	—	—	—	2,999
Net interest income after provision for loan losses	24	399	—	63,095	—	118	—	63,636
Other income/expense:
Loan servicing and systems revenue	111,042	—	—	—	—	—	—	111,042
Intersegment revenue	8,537	3	—	—	—	—	(8,540)	—
Education technology, services, and payment processing revenue	—	59,304	—	—	—	—	—	59,304
Communications revenue	—	—	18,998	—	—	—	—	18,998
Other	1,914	—	392	732	—	57,089	—	60,127
Gain on sale of loans	—	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests, net	—	—	—	—	—	(332)	—	(332)
Derivative settlements, net	—	—	—	5,821	—	—	—	5,821
Derivative market value adjustments, net	—	—	—	(3,911)	—	—	—	(3,911)
Total other income/expense	121,493	59,307	19,390	2,642	—	56,757	(8,540)	251,049
Cost of services:
Cost to provide education technology, services, and payment processing services	—	15,376	—	—	—	—	—	15,376
Cost to provide communications services	—	—	5,743	—	—	—	—	5,743
Total cost of services	—	15,376	5,743	—	—	—	—	21,119
Operating expenses:
Salaries and benefits	68,401	24,522	5,570	421	—	20,334	—	119,247
Depreciation and amortization	9,142	2,362	10,824	—	—	7,065	—	29,393
Other expenses	13,380	2,326	3,774	4,863	—	12,710	—	37,052
Intersegment expenses, net	15,996	3,429	536	9,055	—	(20,476)	(8,540)	—
Total operating expenses	106,919	32,639	20,704	14,339	—	19,633	(8,540)	185,692
Income (loss) before income taxes	14,598	11,691	(7,057)	51,398	—	37,242	—	107,874
Income tax (expense) benefit	(3,504)	(2,806)	1,694	(12,336)	—	(4,312)	—	(21,264)
Net income (loss)	11,094	8,885	(5,363)	39,062	—	32,930	—	86,610
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	(128)	—	(128)
Net income (loss) attributable to Nelnet, Inc.	$11,094	8,885	(5,363)	39,062	—	32,802	—	86,482

Total assets as of June 30, 2020	$221,313	351,392	301,741	21,136,268	—	732,994	(132,500)	22,611,208

(a) Nelnet Bank launched operations on November 2, 2020. Accordingly, there are no operating results for the Nelnet Bank operating segment in the three months ended June 30, 2020.

	Six months ended June 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$63	473	—	256,367	3,418	2,770	(405)	262,686
Interest expense	47	—	—	75,620	586	1,916	(405)	77,764
Net interest income	16	473	—	180,747	2,832	854	—	184,922
Less provision (negative provision) for loan losses	—	—	—	(17,165)	491	—	—	(16,674)
Net interest income after provision for loan losses	16	473	—	197,912	2,341	854	—	201,596
Other income/expense:
Loan servicing and systems revenue	223,611	—	—	—	—	—	—	223,611
Intersegment revenue	16,748	6	—	—	—	—	(16,754)	—
Education technology, services, and payment processing revenue	—	171,960	—	—	—	—	—	171,960
Communications revenue	—	—	—	—	—	—	—	—
Other	1,814	—	—	2,760	26	13,716	—	18,317
Gain on sale of loans	—	—	—	15,271	—	—	—	15,271
Impairment expense and provision for beneficial interests, net	—	—	—	2,436	—	(500)	—	1,936
Derivative settlements, net	—	—	—	(9,678)	—	—	—	(9,678)
Derivative market value adjustments, net	—	—	—	37,194	—	—	—	37,194
Total other income/expense	242,173	171,966	—	47,983	26	13,216	(16,754)	458,611
Cost of services:
Cost to provide education technology, services, and payment processing services	—	48,728	—	—	—	—	—	48,728
Cost to provide communications services	—	—	—	—	—	—	—	—
Total cost of services	—	48,728	—	—	—	—	—	48,728
Operating expenses:
Salaries and benefits	134,846	53,035	—	1,051	3,065	42,761	—	234,759
Depreciation and amortization	16,166	6,027	—	—	—	18,225	—	40,419
Other expenses	26,557	9,259	—	7,344	781	25,346	—	69,286
Intersegment expenses, net	33,024	7,184	—	16,976	40	(40,470)	(16,754)	—
Total operating expenses	210,593	75,505	—	25,371	3,886	45,862	(16,754)	344,464
Income (loss) before income taxes	31,596	48,206	—	220,524	(1,519)	(31,792)	—	267,015
Income tax (expense) benefit (b)	(7,583)	(11,570)	—	(52,926)	351	10,630	—	(61,098)
Net income (loss)	24,013	36,636	—	167,598	(1,168)	(21,162)	—	205,917
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	1,548	—	1,548
Net income (loss) attributable to Nelnet, Inc.	$24,013	36,636	—	167,598	(1,168)	(19,614)	—	207,465

Total assets as of June 30, 2021	$205,214	424,079	—	20,783,755	407,611	1,489,212	(281,008)	23,028,863

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

	Six months ended June 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank (a)	Corporate and Other Activities	Eliminations	Total
Total interest income	$369	2,411	—	336,509	—	2,751	(967)	341,074
Interest expense	73	38	—	217,737	—	2,485	(967)	219,366
Net interest income	296	2,373	—	118,772	—	266	—	121,708
Less provision (negative provision) for loan losses	—	—	—	79,297	—	—	—	79,297
Net interest income after provision for loan losses	296	2,373	—	39,475	—	266	—	42,411
Other income/expense:
Loan servicing and systems revenue	223,778	—	—	—	—	—	—	223,778
Intersegment revenue	19,591	14	—	—	—	—	(19,605)	—
Education technology, services, and payment processing revenue	—	142,979	—	—	—	—	—	142,979
Communications revenue	—	—	37,179	—	—	—	—	37,179
Other	4,544	—	745	3,947	—	59,172	—	68,408
Gain on sale of loans	—	—	—	18,206	—	—	—	18,206
Impairment expense and provision for beneficial interests, net	—	—	—	(26,303)	—	(8,116)	—	(34,419)
Derivative settlements, net	—	—	—	10,058	—	—	—	10,058
Derivative market value adjustments, net	—	—	—	(24,513)	—	—	—	(24,513)
Total other income/expense	247,913	142,993	37,924	(18,605)	—	51,056	(19,605)	441,676
Cost of services:
Cost to provide education technology, services, and payment processing services	—	38,181	—	—	—	—	—	38,181
Cost to provide communications services	—	—	11,325	—	—	—	—	11,325
Total cost of services	—	38,181	11,325	—	—	—	—	49,506
Operating expenses:
Salaries and benefits	138,894	48,218	10,986	863	—	40,163	—	239,125
Depreciation and amortization	17,990	4,749	21,330	—	—	12,972	—	57,041
Other expenses	30,870	8,418	7,463	8,581	—	25,108	—	80,439
Intersegment expenses, net	32,235	6,756	1,160	20,971	—	(41,517)	(19,605)	—
Total operating expenses	219,989	68,141	40,939	30,415	—	36,726	(19,605)	376,605
Income (loss) before income taxes	28,220	39,044	(14,340)	(9,545)	—	14,596	—	57,976
Income tax (expense) benefit	(6,773)	(9,371)	3,442	2,291	—	(720)	—	(11,131)
Net income (loss)	21,447	29,673	(10,898)	(7,254)	—	13,876	—	46,845
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	(895)	—	(895)
Net income (loss) attributable to Nelnet, Inc.	$21,447	29,673	(10,898)	(7,254)	—	12,981	—	45,950

Total assets as of June 30, 2020	$221,313	351,392	301,741	21,136,268	—	732,994	(132,500)	22,611,208

(a) Nelnet Bank launched operations on November 2, 2020. Accordingly, there are no operating results for the Nelnet Bank operating segment in the six months ended June 30, 2020.

11. Disaggregated Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments (except ALLO).
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Government servicing - Nelnet	$35,376	37,360	70,248	76,010
Government servicing - Great Lakes	43,863	45,213	87,165	91,660
Private education and consumer loan servicing	12,816	8,196	21,364	16,805
FFELP servicing	4,703	4,917	9,373	10,531
Software services	7,374	10,651	15,827	21,969
Outsourced services	7,962	4,705	19,634	6,803
Loan servicing and systems revenue	$112,094	111,042	223,611	223,778

Education Technology, Services, and Payment Processing

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Tuition payment plan services	$26,538	22,947	56,088	54,534
Payment processing	25,008	21,168	58,046	52,910
Education technology and services	24,733	14,927	57,055	34,980
Other	423	262	771	555
Education technology, services, and payment processing revenue	$76,702	59,304	171,960	142,979

Other Income/Expense
The following table provides the components of "other" in "other income/expense" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income/gains from investments, net	$15,591	51,111	24,089	50,085
ALLO preferred return	2,020	—	4,342	—
Investment advisory services	1,145	922	3,842	3,724
Income (loss) from ALLO voting membership interest investment	1,094	—	(21,125)	—
Borrower late fee income	744	319	1,184	3,506
Management fee revenue	701	1,914	1,814	4,544
(Loss) income from solar investments	(2,302)	2,040	(3,982)	(799)
Other	3,928	3,821	8,153	7,348
	$22,921	60,127	18,317	68,408

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes Educational Loan Services, Inc. ("Great Lakes"), subsidiaries of the Company, each earn loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by Nelnet Servicing related to this contract was $35.4 million and $37.4 million for the three months ended June 30, 2021 and 2020, and $70.2 million and $76.0 million for the six months ended June 30, 2021 and 2020, respectively. Revenue earned by Great Lakes related to this contract was $43.9 million and $45.2 million for the three months ended June 30, 2021 and 2020, and $87.2 million and $91.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, Nelnet Servicing and Great Lakes service 5.6 million and 7.6 million borrowers, respectively, under their contracts with the Department.
On June 9, 2021, Nelnet Servicing and Great Lakes each received Modifications of Contract with an effective date of June 15, 2021 from the Department pursuant to which the Department exercised its option to extend the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes from June 14, 2021 through December 14, 2021. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, provides that the Department may extend the period of performance for the servicing contracts, as amended by the modifications, for up to two additional years to December 14, 2023.
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
On June 24, 2020, the Department awarded and signed contracts with five other companies in connection with the BPO solicitation. On July 10, 2020, the Department cancelled the solicitation for the EPS component. In the Department's description of its cancellation of the EPS solicitation component, the Department indicated that it continues to be committed to the goals and vision of NextGen, and that it would be introducing a new solicitation to continue the NextGen strategy in the future. On October 28, 2020, the Department issued a new federal loan servicing solicitation for an Interim Servicing Solution ("ISS"). ISS was a follow-on to the existing contracts, which would award a full system and servicing solution to two providers. Under ISS, the selected providers would have provided the technology platform to host the Department's student loan portfolio; customer service (including contact centers) and back-office processing; digital engagement layer including borrower-facing website and mobile-applications; intake, imaging, and fulfillment; and portfolio-level operations. As the companies awarded BPO contracts are onboarded, contact center and back-office operations would have shifted from the ISS contract to the BPO providers. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment shall provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance, and directed the suspension of awarding any ISS contract for at least 90 days. On January 9, 2021, the Department suspended the ISS solicitation, and on June 25, 2021, the Department cancelled the ISS solicitation.

13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2021			As of December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
FFELP loan asset-backed debt securities - available-for-sale	$—	371,433	371,433	—	346,502	346,502
Private education loan asset-backed debt securities - available-for-sale	—	307,293	307,293	—	—	—
Other debt securities - available-for-sale	100	2,001	2,101	103	2,002	2,105
Equity securities (a)	34,550	—	34,550	10,114	—	10,114
Equity securities measured at net asset value (b)			34,573			31,927
Total investments	34,650	680,727	749,950	10,217	348,504	390,648
Total assets	$34,650	680,727	749,950	10,217	348,504	390,648
(a) As of June 30, 2021, $14.8 million and $19.8 million of equity securities were classified as trading and available-for-sale, respectively. All equity securities as of December 31, 2020 were classified as available-for-sale.
(b) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,712,564	19,352,681	—	—	20,712,564
Accrued loan interest receivable	834,989	834,989	—	834,989	—
Cash and cash equivalents	212,989	212,989	212,989	—	—
Investments (at fair value)	749,950	749,950	34,650	680,727	—
Beneficial interest in loan securitizations	123,329	105,017	—	—	123,329
Restricted cash	616,711	616,711	616,711	—	—
Restricted cash – due to customers	247,673	247,673	247,673	—	—
Financial liabilities:
Bonds and notes payable	19,639,727	19,381,835	—	19,639,727	—
Accrued interest payable	4,922	4,922	—	4,922	—
Bank deposits	201,957	202,841	44,632	157,325	—
Due to customers	303,173	303,173	303,173	—	—

	As of December 31, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,454,132	19,391,045	—	—	20,454,132
Accrued loan interest receivable	794,611	794,611	—	794,611	—
Cash and cash equivalents	121,249	121,249	121,249	—	—
Investments (at fair value)	390,648	390,648	10,217	348,504	—
Beneficial interest in loan securitizations	58,709	58,331	—	—	58,709
Restricted cash	553,175	553,175	553,175	—	—
Restricted cash – due to customers	283,971	283,971	283,971	—	—
Financial liabilities:
Bonds and notes payable	19,270,810	19,320,726	—	19,270,810	—
Accrued interest payable	28,701	28,701	—	28,701	—
Bank deposits	54,599	54,633	48,422	6,177	—
Due to customers	301,471	301,471	301,471	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 22 of the notes to consolidated financial statements included in the 2020 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2021 and 2020. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 27 percent of the Company's revenue in 2020, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the pending and uncertain nature of the Department's procurement process (under which awards of new contracts have been made to other service providers), risks that the Company may not be successful in obtaining any of such potential new contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), private education, and consumer loans;
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
•risks and uncertainties related to other initiatives to pursue additional strategic investments, acquisitions, and other activities, such as the completed and additional planned transactions associated with the sale by Wells Fargo of its private education loan portfolio for which the Company was selected as the new servicer (including risks associated with errors that occasionally occur in converting loan servicing portfolio acquisitions to a new servicing platform), including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs resulting from the politicization of student loan servicing, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
GAAP net income attributable to Nelnet, Inc.	$83,867	86,482	207,465	45,950
Realized and unrealized derivative market value adjustments	1,615	3,911	(37,194)	24,513
Tax effect (a)	(388)	(939)	8,927	(5,883)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$85,094	89,454	179,198	64,580

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.16	2.21	5.36	1.16
Realized and unrealized derivative market value adjustments	0.04	0.10	(0.96)	0.62
Tax effect (a)	—	(0.03)	0.23	(0.15)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$2.20	2.28	4.63	1.63
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
GAAP net income decreased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the recognition of a $51.0 million ($38.8 million after tax) gain in the second quarter of 2020 to adjust the carrying value of the Company's investment in Hudl to reflect Hudl's May 2020 equity raise transaction value.

This factor was partially offset by the following items:
•The recognition of net investment gains and income of $15.6 million ($11.8 million after tax) on certain venture capital and real estate investments during the three months ended June 30, 2021;
•The recognition of a gain of $15.3 million ($11.6 million after tax) from the sale of a portfolio of consumer loans during the second quarter of 2021;
•The recognition of a net loss by ALLO of $7.1 million ($5.4 million after tax) during the three months ended June 30, 2020, prior to the deconsolidation of ALLO in December 2020;
•An increase of $6.2 million ($4.7 million after tax) in interest income from the Company's consumer loan beneficial interest investments; and
•An increase in net income in the second quarter of 2021 as compared to 2020 of $5.5 million ($4.2 million after tax) from the Education Technology, Services, and Payment Processing operating segment.
GAAP net income increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to the following factors:
•The recognition of $97.1 million ($73.8 million after tax) of certain expenses during the first quarter of 2020 as a result of the COVID-19 pandemic, consisting of the recognition of an incremental provision for loan losses of $63.0 million ($47.9 million after tax), provision expense of $26.3 million ($20.0 million after tax) related to the Company's investment in certain consumer loan beneficial interest securitizations, and $7.8 million ($5.9 million after tax) impairment expense on certain venture capital investments;
•Net income of $37.2 million ($28.3 million after tax) related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the six months ended June 30, 2021 as compared to a net loss of $24.5 million ($18.6 million after tax) in 2020;
•An increase of $26.7 million ($20.3 million after tax) in net interest income due to improved loan spread (including derivative settlements) on the Company's loan portfolio in the six months ended June 30, 2021 as compared to the same period in 2020, including an increase in fixed rate floor income;
•A decrease of $23.8 million ($18.1 million after tax) in interest expense during the first quarter of 2021 as a result of the Company reversing a historical accrued interest liability on certain bonds (initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013), which liability the Company determined is no longer probable of being required to be paid;
•The recognition of net investment gains of $24.1 million ($18.3 million after tax) on certain venture capital and real estate investments during the six months ended June 30, 2021;
•The recognition of $16.7 million ($12.7 million after tax) negative provision for loan losses on the Company's loan portfolio during the six months ended June 30, 2021 as a result of management's estimate of certain continued improved economic conditions as compared to a provision expense (excluding the incremental provision for loan losses related to COVID-19) of $16.3 million ($12.4 million after tax) during 2020;
•The recognition of a $15.3 million ($11.6 million after tax) gain from the sale of consumer loans in the second quarter of 2020;
•The recognition of a net loss by ALLO of $14.3 million ($10.9 million after tax) during the six months ended June 30, 2020. ALLO was deconsolidated in December 2020;
•An increase in net income during the six months ended June 30, 2021 as compared to 2020 of $9.2 million ($7.0 million after tax) from the Education Technology, Services, and Payment Processing operating segment;
•An increase of $5.9 million ($4.5 million after tax) in interest income from the Company's consumer loan beneficial interest investments; and
•An increase in net income during the six months ended June 30, 2021 as compared to 2020 of $3.4 million ($2.6 million after tax) from the Loan Servicing and Systems operating segment.
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
•The recognition of a net loss of $16.8 million ($12.8 million after tax) during the six months of 2021 related to the Company's investment in ALLO; and

•A decrease of $9.9 million ($7.6 million after tax) in net interest income due to the decrease in the average balance of loans during the six months ended June 30, 2021 as compared to 2020 as a result of the amortization of the FFELP loan portfolio.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of June 30, 2021, AGM had a $19.3 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.5 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow.
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
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured and other corporate related debt transactions. In addition, the Corporate segment includes direct incremental costs associated with Nelnet Bank prior to the UDFI’s approval for its bank charter and certain shared service and support costs incurred by the Company that will not be reflected in Nelnet Bank’s operating results through 2023 (the bank’s de novo period). Such Nelnet Bank-related costs included in the Corporate segment totaled $1.0 million (pre-tax) and $1.3 million (pre-tax) for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million (pre-tax) and $2.5 million (pre-tax) for the six months ended June 30, 2021 and 2020, respectively.

The information below provides the operating results for each reportable operating segment for the three and six months ended June 30, 2021 and 2020 (dollars in millions). See "Results of Operations" for each reportable operating segment (except ALLO) under this Item 2 for additional detail.

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
(c)    Total revenue includes "net interest income" and "total other income/expense" from the Company's segment statements of income, excluding from AGM the impact from changes in fair values of derivatives. Net income (loss) excludes from AGM changes in fair values of derivatives, net of tax. For information regarding the exclusion of the impact from changes in fair values of derivatives, see "GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above.

COVID-19
Beginning in March 2020, the COVID-19 pandemic resulted in many businesses and schools closing or reducing hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implementing various containment efforts, including lockdowns on non-essential business and other business restrictions, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment, significantly lower interest rates, and extreme volatility in the U.S. and world markets. While certain COVID-19 vaccines have been approved and have become widely available for use in the U.S., the Company is unable to predict how widely utilized the vaccines will be or how effective they will be in preventing the spread of COVID-19 (including variant strains of the virus which have emerged or may emerge). As a result, although the economy has improved since the pandemic began, it is still uncertain when or if economic activity and business operations at pre-pandemic levels for the Company's customers will resume. In addition, a significant number of the Company's employees continue to work from home, either full-time or dividing their work days between working from home and working in the office as the Company has offered employees flexibility in the amount of time they work in recently re-opened offices. The results of operations discussion below should be read in conjunction with the Company’s 2020 Annual Report, including the information included in “Risk Factors – Operations – The COVID-19 pandemic has adversely impacted our results of operations, and is expected to continue to adversely impact our results of operations, as well as adversely impact our businesses, financial condition, and/or cash flows” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Impacts of COVID-19 Pandemic.”

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three and six months ended June 30, 2021 compared to the same periods in 2020 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020	Additional information
Loan interest	$122,005	146,140	246,123	327,933
Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in gross fixed rate floor income due to lower interest rates in 2021 as compared to 2020.

Investment interest	11,578	5,743	16,563	13,141	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to interest income earned on consumer loan beneficial interest investments, partially offset by a decrease in interest rates in 2021 as compared to 2020.
Total interest income	133,583	151,883	262,686	341,074
Interest expense	49,991	85,248	77,764	219,366	Decrease was due primarily to a decrease in cost of funds and a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013.
Net interest income	83,592	66,635	184,922	121,708
Less provision (negative provision) for loan losses	374	2,999	(16,674)	79,297	The Company recognized negative provision in the first quarter of 2021 due to management's estimate of improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. During the first quarter of 2020, the Company recognized an incremental provision of $63.0 million as a result of an increase in expected defaults due to the COVID-19 pandemic.
Net interest income after provision for loan losses	83,218	63,636	201,596	42,411
Other income/expense:
LSS revenue	112,094	111,042	223,611	223,778	See LSS operating segment - results of operations.
ETS&PP revenue	76,702	59,304	171,960	142,979	See ETS&PP operating segment - results of operations.
Communications revenue	—	18,998	—	37,179	As discussed above, on December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Other	22,921	60,127	18,317	68,408	See table below for the components of "other."
Gain on sale of loans	15,271	—	15,271	18,206	The Company sold a portfolio of consumer loans in each of May 2021 and January 2020 and recognized gains of $15.3 million and $18.2 million, respectively.
Impairment expense and provision for beneficial interests, net	(500)	(332)	1,936	(34,419)
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

Derivative settlements, net	(5,374)	5,821	(9,678)	10,058	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See AGM operating segment - results of operations.
Derivative market value adjustments, net	(1,615)	(3,911)	37,194	(24,513)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the six months ended June 30, 2021 and 2020 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.

Total other income/expense	219,499	251,049	458,611	441,676

Cost of services:
Cost to provide education technology, services, and payment processing services	21,676	15,376	48,728	38,181
Represents primarily direct costs to provide payment processing and instructional services in the ETS&PP operating segment. Increase in 2021 compared to 2020 was primarily due to additional instructional services costs.

Cost to provide communications services	—	5,743	—	11,325	As discussed above, on December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Total cost of services	21,676	21,119	48,728	49,506
Operating expenses:
Salaries and benefits	118,968	119,247	234,759	239,125	Decrease was due to a decrease in contact center operations and support in the LSS operating segment as a result of federal student loan payments being suspended under the CARES Act, and the deconsolidation of ALLO from the Company's consolidated financial statements. These decreases were partially offset by an increase in expenses in the ETS&PP operating segment due to an increase in headcount to support the growth of its customer base, the investment in the development of new technologies, and businesses it acquired in December 2020.
Depreciation and amortization	20,236	29,393	40,419	57,041	Decrease was primarily due to the deconsolidation of ALLO from the Company's consolidated financial statements on December 21, 2020, resulting in no depreciation expense being recorded in 2021 for ALLO.
Other expenses	32,587	37,052	69,286	80,439	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Decrease was due to cost savings in the LSS segment from an increase in the adoption of electronic borrower statements and correspondence and a decrease in printing and postage while loan payments are suspended as a result of COVID-19 borrower relief efforts, and the deconsolidation of ALLO in December 2020.
Total operating expenses	171,791	185,692	344,464	376,605
Income before income taxes	109,250	107,874	267,015	57,976
Income tax expense	26,237	21,264	61,098	11,131
The effective tax rate was 23.83% and 19.74% for the three months ended June 30, 2021 and 2020, respectively, and 22.75% and 19.50% for the six months ended June 30, 2021 and 2020, respectively. The Company currently expects its effective tax rate for 2021 will range between 22 and 24 percent.

Net income	83,013	86,610	205,917	46,845
Net loss (income) attributable to noncontrolling interests	854	(128)	1,548	(895)
Net income attributable to Nelnet, Inc.	$83,867	86,482	207,465	45,950

The following table summarizes the components of "other" in "other income/expense" on the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income/gains from investments, net (a)	$15,591	51,111	24,089	50,085
ALLO preferred return (b)	2,020	—	4,342	—
Investment advisory services (c)	1,145	922	3,842	3,724
Income (loss) from ALLO voting membership interest investment (d)	1,094	—	(21,125)	—
Borrower late fee income (e)	744	319	1,184	3,506
Management fee revenue (f)	701	1,914	1,814	4,544
(Loss) income from solar investments (g)	(2,302)	2,040	(3,982)	(799)
Other	3,928	3,821	8,153	7,348
Other income	$22,921	60,127	18,317	68,408

(a)     During the second quarter of 2020, the Company recognized a $51.0 million (pre-tax) gain to adjust the carrying value of its investment in Hudl to reflect Hudl’s May 2020 equity raise transaction value. During the three and six months ended June 30, 2021, the Company recognized (pre-tax) realized and unrealized gains from certain real estate and venture capital investments, including realized gains from the sale of certain real estate investments of $6.0 million and $11.1 million, respectively.
(b)    Represents the Company's income on its preferred membership interests in a holding company for ALLO, which was deconsolidated from the Company's financial statements in December 2020. As of June 30, 2021, the amount of preferred membership interests held by the Company was $129.7 million that earns a preferred annual return of 6.25 percent.
(c)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of June 30, 2021, the outstanding balance of asset-backed securities under management subject to these arrangements was $1.6 billion. In addition, WRCM earns annual management fees of five basis points for certain other investments under management.
(d)    Represents the Company's share of income or loss on its voting membership interests in a holding company for ALLO. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the accounting for and income statement impact of this investment during 2021.
(e)    Represents borrower late fees earned by the AGM operating segment. The decrease in borrower late fees for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.
(f)    Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company under a contract that expired in January 2021.
(g)    Represents the Company's share of income or loss from solar investments accounted for using the HLBV method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Servicing volume (dollars in millions):
Nelnet Servicing:
Government	$183,790	185,477	185,315	189,932	191,678	195,875	195,030
FFELP	33,185	32,326	31,392	31,122	30,763	30,084	29,361
Private and consumer	16,033	16,364	16,223	16,267	16,226	21,397	24,758
Great Lakes:
Government	239,980	243,205	243,609	249,723	251,570	257,806	257,420
Total	$472,988	477,372	476,539	487,044	490,237	505,162	506,569

Number of servicing borrowers:
Nelnet Servicing:
Government	5,574,001	5,498,872	5,496,662	5,604,685	5,645,946	5,664,094	5,636,781
FFELP	1,478,703	1,423,286	1,370,007	1,332,908	1,300,677	1,233,461	1,198,863
Private and consumer	682,836	670,702	653,281	649,258	636,136	882,477	1,039,537
Great Lakes:
Government	7,396,657	7,344,509	7,346,691	7,542,679	7,605,984	7,637,270	7,616,270
Total	15,132,197	14,937,369	14,866,641	15,129,530	15,188,743	15,417,302	15,491,451

Number of remote hosted borrowers:	6,433,324	6,354,158	6,264,559	6,251,598	6,555,841	4,307,342	4,338,570

Government Loan Servicing
Nelnet Servicing's and Great Lakes' current student loan servicing contracts with the Department are currently scheduled to expire on December 14, 2021. The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, provides that the Department may extend the period of performance for the servicing contracts for up to two additional years to December 14, 2023. The Department is conducting a contract procurement process for a new framework for the servicing of all student loans owned by the Department. See note 12 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Nelnet Servicing and Great Lakes are two of the four large private sector companies (referred to as Title IV Additional Servicers, or "TIVAS") that have student loan servicing contracts with the Department. In addition, the Department has contracts with four not-for-profit ("NFP") entities to service loans owned by the Department. The Department currently allocates new loan volume among its servicers based on certain performance metrics that measure the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers, and that measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recent publicly announced performance metrics measurements used by the Department for the quarterly periods July 1, 2020 through December 31, 2020, Great Lakes’ and Nelnet Servicing’s overall rankings among the eight current servicers for the Department were second and tied for third, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes for the period March 1, 2021 through August 31, 2021 are 15% and 14%, respectively. On July 8, 2021 and July 19, 2021, the Pennsylvania Higher Education Assistance Agency ("PHEAA"), one of the TIVAS, and the New Hampshire Higher Education Association Foundation Network ("Granite State"), one of the NFP servicers that utilizes Nelnet Servicing's platform to service its loans for the Department, announced that they will exit the federal student loan servicing business after their current contracts with the Department expire in December 2021. PHEAA and Granite State service approximately 8.5 million and 1.3 million borrowers, respectively, under their contracts. As of the filing of this report, the Department has not yet indicated how or when the PHEAA and Granite State servicing volume will be transitioned to other servicers for the Department.
Private Education Loan Servicing
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education student loans representing approximately 445,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March 2021, approximately 261,000 borrowers were converted to the Company's servicing platform, with the remaining borrowers converted in the second quarter of 2021.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	Additional information
Net interest income	$7	24	16	296	Decrease was due to lower interest rates in 2021 as compared to 2020.
Loan servicing and systems revenue	112,094	111,042	223,611	223,778	See table below for additional information.
Intersegment servicing revenue	8,480	8,537	16,748	19,591
Represents revenue earned by the LSS operating segment as a result of servicing loans for the AGM and Nelnet Bank operating segments. Decrease in the six months ended June 30, 2021 compared to the same period in 2020 was due to the impact of borrower relief policies implemented in March 2020 in response to the COVID-19 pandemic and the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	701	1,914	1,814	4,544	Represents revenue earned from providing administrative support and marketing services primarily to Great Lakes’ former parent company under a contract that expired in January 2021.
Total other income	121,275	121,493	242,173	247,913
Salaries and benefits	68,388	68,401	134,846	138,894
Decrease in the six months ended June 30, 2021 compared to the same period in 2020 was due to a decrease in contact center operations and support as a result of federal student loan payments being suspended in March 2020 under the CARES Act, which suspension has been extended through at least September 30, 2021. The Company currently expects salaries and benefits will increase as it prepares for the provisions of the CARES Act to expire.

Depreciation and amortization	7,974	9,142	16,166	17,990	Includes depreciation on property and equipment and amortization of intangibles from the Great Lakes acquisition in February 2018. Amortization of intangible assets for the three months ended June 30, 2021 and 2020 was $5.5 million and $5.0 million, respectively, and for the six months ended June 30, 2021 and 2020 was $11.0 million and $9.8 million, respectively. The majority of the Great Lakes' intangible assets became fully amortized at June 30, 2021. The Company expects amortization expense for the second half of 2021 to be approximately $1.4 million. Excluding amortization of intangible assets, the decrease in 2021 compared to 2020 was due to certain purchases to integrate Great Lakes and expand servicing capacity becoming fully depreciated.
Other expenses	13,273	13,380	26,557	30,870
Decrease in the six months ended June 30, 2021 compared to same period in 2020 was due to cost savings as a result of the impact of the COVID-19 pandemic and the resulting CARES Act (which became effective March 13, 2020), primarily associated with the fact that while student loan payments are suspended there is a significant reduction of borrower statement printing and postage costs. The Company currently expects these costs will increase when the provisions of the CARES Act expire, currently scheduled for September 30, 2021 but subject to possible further extension. Decrease was also due to cost savings from an increase in the adoption of electronic borrower statements and correspondence.

Intersegment expenses	16,134	15,996	33,024	32,235	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	105,769	106,919	210,593	219,989
Income before income taxes	15,513	14,598	31,596	28,220
Income tax expense	(3,723)	(3,504)	(7,583)	(6,773)	Represents income tax expense at an effective tax rate of 24%.
Net income	$11,790	11,094	24,013	21,447
Before tax operating margin	12.8%	12.0%	13.0%	11.4%
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

Before tax operating margin increased in 2021 as compared to 2020 primarily due to operating expenses decreasing as a result of federal student loan payments being suspended under the CARES Act as discussed above. The Company currently expects these costs will increase and operating margin to decrease from recent historical levels as it prepares for the provisions of the CARES Act to expire.

Loan servicing and systems revenue

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	Additional information
Government servicing - Nelnet	$35,376	37,360	70,248	76,010
Represents revenue from Nelnet Servicing's Department servicing contract. Decrease in the six months ended June 30, 2021 compared to the same period in 2020 was due to a decrease in revenue from the administration of the Total and Permanent Disability (TPD) Discharge program, decrease in fees earned from the Department for originating consolidation loans, and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act suspending federal student loan payments through at least September 30, 2021. Decrease in revenue for the three months ended June 30, 2021 compared to the same period in 2020 was due to a further decrease in revenue earned per borrower (from the monthly rate of $2.19 per borrower to $2.05 per borrower) as a result of the Department issuing a change request effective October 1, 2020. The decrease in revenue in 2021 as compared to 2020 was partially offset as a result of an increase in the number of borrowers serviced. The Company expects future revenue per borrower to continue to be lower while the loan payment suspension provisions of the CARES Act remain in effect.

Government servicing - Great Lakes	43,863	45,213	87,165	91,660
Represents revenue from Great Lakes' Department servicing contract. Decrease in the six months ended June 30, 2021 compared to the same period in 2020 was due to a decrease in fees earned from the Department for originating consolidation loans and decrease in revenue earned per borrower as a result of certain provisions included in the CARES Act suspending federal student loan payments through at least September 30, 2021. Decrease in revenue for the three months ended June 30, 2021 compared to the same period in 2020 was due to a further decrease in revenue earned per borrower (from the monthly rate of $2.19 per borrower to $2.05 per borrower) as a result of the Department issuing a change request effective October 1, 2020. The decrease in revenue in 2021 as compared to 2020 was partially offset as a result of an increase in the number of borrowers serviced. The Company expects future revenue per borrower to continue to be lower while the loan payment suspension provisions of the CARES Act remain in effect.

Private education and consumer loan servicing	12,816	8,196	21,364	16,805
Increase for the three and six months ended June 30, 2021 compared to the same periods in 2020 was due to the former Wells Fargo borrowers converted to the Company's servicing platform during March and the second quarter of 2021. Excluding revenue earned on the former Wells Fargo portfolio, revenue for the three and six months ended June 30, 2021 decreased from the comparable periods in 2020. The decrease in revenue was due to a decrease in the number of legacy borrowers serviced, a decrease in origination fee revenue, and the impact of borrower relief policies implemented by private lenders in response to the COVID-19 pandemic.

FFELP servicing	4,703	4,917	9,373	10,531
Decrease in 2021 compared to 2020 was due to a decrease in the number of borrowers serviced. In addition, decrease during the six months ended June 30, 2021 as compared to the same period in 2020 was due to the impact of borrower relief policies implemented by lenders in response to the COVID-19 pandemic. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	7,374	10,651	15,827	21,969	Decrease in 2021 compared to 2020 was due to many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, decreasing and/or expiring in January 2021. This decrease in revenue was partially offset by an increase in the number of remote hosted servicing borrowers in 2021 as compared to 2020.
Outsourced services	7,962	4,705	19,634	6,803
The majority of this revenue relates to providing contact center and back office operational outsourcing activities. Increase in 2021 compared to 2020 was due to contracts with state agencies to process unemployment claims and conduct certain health tracing support activities (including vaccination registration support). Revenue from providing these services to state agencies was $5.4 million and $15.1 million during the three and six months ended June 30, 2021, and $3.1 million during the three and six months ended June 30, 2020. Outsourcing activities provided to state agencies are performed under shorter-term contracts, and thus revenue in future periods could decrease from current levels depending on agencies' needs for such services.

Loan servicing and systems revenue	$112,094	111,042	223,611	223,778

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
On December 31, 2020, the Company acquired HigherSchool Instructional Services ("HigherSchool"), a services company that provides supplemental instructional services and educational professional development for K-12 schools in New York City, and CD2 LLC ("CD2"), a platform technology solution that includes learning management, collaboration/workflow, gamification, customer management/document storage, and employee boarding. The results of HigherSchool and CD2 are reported in the Company’s consolidated financial statements from the date of acquisition. Revenue recognized by these acquisitions during the three and six months ended June 30, 2021 was $7.1 million and $15.1 million, respectively.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	Additional information
Net interest income	$210	399	473	2,373
Represents interest income on tuition funds held in custody for schools. Decrease was due to a significant decrease in interest rates in March 2020. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	76,702	59,304	171,960	142,979	See table below for additional information.
Intersegment revenue	3	3	6	14
Total other income	76,705	59,307	171,966	142,993
Cost to provide education technology, services, and payment processing services	21,676	15,376	48,728	38,181	See table below for additional information.
Salaries and benefits	27,094	24,522	53,035	48,218
Increase in 2021 compared to 2020 was due to an increase in headcount to support the growth of the customer base, the investment in the development of new technologies, and the acquisitions of HigherSchool and CD2.

Depreciation and amortization	2,956	2,362	6,027	4,749
Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $2.8 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase in 2021 compared to 2020 was due to the acquisitions of HigherSchool and CD2.

Other expenses	4,437	2,326	9,259	8,418
Other expenses decreased during the first quarter of 2021 compared to the first quarter of 2020 due to a reduction of travel expenses due to COVID-19 which was partially offset due to the acquisitions of HigherSchool and CD2. Other expenses increased during the second quarter of 2021 as compared to the second quarter of 2020 due to higher costs for consulting and professional fees due to investments in new technologies and due to the acquisitions of HigherSchool and CD2, partially offset by a decrease in costs for travel related expenses.

Intersegment expenses, net	3,520	3,429	7,184	6,756	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	38,007	32,639	75,505	68,141
Income before income taxes	17,232	11,691	48,206	39,044
Income tax expense	(4,136)	(2,806)	(11,570)	(9,371)	Represents income tax expense at an effective tax rate of 24%.
Net income	$13,096	8,885	36,636	29,673

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	Additional information
Tuition payment plan services	$26,538	22,947	56,088	54,534
Revenue increased for the three and six months ended June 30, 2021 as compared to the same periods in 2020 as a result of a higher number of payment plans in the K-12 market. Revenue recognized during the first three months of 2021 was negatively impacted due to enrollment for institutions of higher education decreasing as a result of COVID-19.

Payment processing	25,008	21,168	58,046	52,910
Payment volumes in 2021 increased as compared to 2020 in both the K-12 and higher education markets. The increase in payments volume is driven by both new customers and an increase in volumes from existing customers.

Education technology and services	24,733	14,927	57,055	34,980	Increase in 2021 compared to 2020 was primarily the result of the HigherSchool and CD2 acquisitions. Additionally, revenues from the Company’s application and enrollment products, grant and aid assessments, and FACTS Education Solutions instructional and professional development services increased compared to the prior year.
Other	423	262	771	555
Education technology, services, and payment processing revenue	76,702	59,304	171,960	142,979
Cost to provide education technology, services, and payment processing services	21,676	15,376	48,728	38,181
Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also included as a component of this expense and were a driver in the increase in 2021 compared to 2020 due to the acquisition of HigherSchool and growth in the FACTS Education Solutions division.

Net revenue	$55,026	43,928	123,232	104,798
Before tax operating margin	31.3%	26.6%	39.1%	37.3%	Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for the ETS&PP segment is calculated as income before income taxes divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods. The increase in before tax operating margin in 2021 as compared to 2020 was due to operating leverage.

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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2021, the AGM operating segment had a $19.3 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.5 years. For a summary of the Company’s loan portfolio as of June 30, 2021 and December 31, 2020, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Beginning balance	$19,030,223	20,605,065	19,559,108	20,798,719
Loan acquisitions:
Federally insured student loans	697,738	460,513	762,469	809,574
Private education loans	63,413	33,303	86,451	80,908
Consumer loans	20,924	22,980	40,380	85,811
Total loan acquisitions	782,075	516,796	889,300	976,293
Repayments, claims, capitalized interest, participations, and other, net	(190,130)	(1,124,686)	(596,695)	(1,437,265)
Consolidation loans lost to external parties	(213,026)	(166,778)	(442,571)	(383,105)
Consumer loans sold	(77,417)	—	(77,417)	(124,245)
Ending balance	$19,331,725	19,830,397	19,331,725	19,830,397

The Company has also purchased partial ownership in certain private education, federally insured, and consumer loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to June 30, 2021, the Company’s ownership correlates to approximately $460 million, $495 million, and $280 million of private education, federally insured, and consumer loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
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
Allowance for Loan Losses and Loan Delinquencies
For a summary of the Company's activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020, and a summary of the Company's loan status and delinquency amounts as of June 30, 2021, December 31, 2020, and June 30, 2020, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
AGM recorded a negative provision for loan losses for its federally insured and consumer loan portfolios of $7.5 million and $11.4 million, respectively, for the three months ended March 31, 2021 due to management's estimate of certain continued improved economic conditions (including the improvement in certain macroeconomic variables (unemployment rates, gross domestic product, and consumer price index) used in the Company's loan loss models) as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. AGM recorded a $1.4 million provision expense on its private education loan portfolio during the three months ended March 31, 2021 as a result of an increase of loans in forbearance, which was partially offset by management's estimate of certain continued improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020.

During the second quarter of 2021, AGM recorded a negative provision for loan losses of $0.4 million and $1.0 million for its federally insured and private education loan portfolios, respectively, due to management's estimate of certain continued improved economic conditions as of June 30, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of March 31, 2021. These amounts were partially offset due to the Company establishing an initial allowance for federally insured and private education loans acquired during the period. The Company recorded a provision for loan losses of $1.7 million on its consumer loan portfolio during the second quarter of 2021 as a result of establishing an initial allowance for consumer loans acquired during the period, which was partially offset by management's estimate of certain continued improved economic conditions as of June 30, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of March 31, 2021.
AGM's total allowance for loan losses of $144.9 million at June 30, 2021 represents reserves equal to 0.6% of AGM's federally insured loans (or 23.8% of the risk sharing component of the loans that is not covered by the federal guaranty), 5.5% of AGM's private education loans, and 11.0% of AGM's consumer loans.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Variable loan yield, gross	2.63%	3.09%	2.67%	3.55%
Consolidation rebate fees	(0.84)	(0.84)	(0.85)	(0.83)
Discount accretion, net of premium and deferred origination costs amortization	0.01	0.02	0.01	0.02
Variable loan yield, net	1.80	2.27	1.83	2.74
Loan cost of funds - interest expense (a)	(1.04)	(1.67)	(1.06)	(2.14)
Loan cost of funds - derivative settlements (b) (c)	(0.01)	0.14	(0.00)	0.09
Variable loan spread	0.75	0.74	0.77	0.69
Fixed rate floor income, gross	0.78	0.63	0.76	0.49
Fixed rate floor income - derivative settlements (b) (d)	(0.12)	(0.02)	(0.10)	0.01
Fixed rate floor income, net of settlements on derivatives	0.66	0.61	0.66	0.50
Core loan spread	1.41%	1.35%	1.43%	1.19%

Average balance of AGM's loans	$18,958,042	20,242,054	19,226,022	20,517,906
Average balance of AGM's debt outstanding	18,656,465	20,217,401	18,905,249	20,417,086

(a)     In the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest on bonds and notes payable and bank deposits" in the consolidated statements of income and the impact of this reduction to interest expense was excluded in the table above.
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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Core loan spread	1.41%	1.35%	1.43%	1.19%
Derivative settlements (1:3 basis swaps)	0.01	(0.14)	0.00	(0.09)
Derivative settlements (fixed rate floor income)	0.12	0.02	0.10	(0.01)
Loan spread	1.54%	1.23%	1.53%	1.09%

(c)    Derivative settlements consist of net settlements (paid) received related to the Company’s 1:3 basis swaps.
(d)    Derivative settlements consist of net settlements (paid) received related to the Company’s floor income interest rate swaps.
A trend analysis of AGM's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
Q4 19
Q1 20
Q2 20
Q3 20
Q4 20
Q1 21
Q2 21
1.14%
1.02%
1.35%
1.46%
1.50%
1.45%
1.41%
0.76%
0.62%
0.74%
0.80%
0.85%
0.80%
0.75%
0.12%
0.29%
0.41%
0.14%
0.12%
0.11%
0.11%
Core
Variable
Asset/Liability Base Rate Spread

(a)    The interest earned on a large portion of AGM's FFELP student loan assets is indexed to the one-month LIBOR rate. AGM funds a portion of its assets with three-month LIBOR indexed floating rate securities. The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. This table (the right axis) shows the difference between AGM's liability base rate and the one-month LIBOR rate by quarter. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
Variable loan spread increased during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to a narrowing of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first and second quarters of 2020 was the result of a significant decrease in interest rates during March 2020 and the first half of the second quarter of 2020. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on the AGM’s FFELP student loan assets and related funding for those assets.

The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed rate floor income, gross	$36,639	31,866	72,178	50,625
Derivative settlements (a)	(5,153)	(1,308)	(9,438)	816
Fixed rate floor income, net	$31,486	30,558	62,740	51,441
Fixed rate floor income contribution to spread, net	0.66%	0.61%	0.66%	0.50%

(a)    Derivative settlements consist of net settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The increase in gross fixed rate floor income for the three and six months ended June 30, 2021 compared to the same periods in 2020 was due to lower interest rates in 2021 as compared to 2020. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
On March 5, 2021, the ICE Benchmark Administration Limited (the “IBA”), which administers LIBOR, published the results of a consultation confirming its intention to cease the publication of LIBOR (i) after June 30, 2023 in the case of U.S. Dollar LIBOR rates for one-month, three-month, and certain other tenors, and (ii) after December 31, 2021 in all other cases. Also on March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates the IBA, announced that it does not intend to sustain LIBOR by requiring panel banks to continue providing quotations of LIBOR beyond the dates for which they have notified their departure from IBA’s LIBOR quotation scheme, or to require IBA to publish LIBOR beyond such dates. As a result, immediately after the announced LIBOR discontinuation dates specified above, respectively, LIBOR will no longer be representative of the underlying market and economic reality that the rates are intended to measure. As of June 30, 2021, the interest earned on a principal amount of $17.7 billion of AGM's FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $17.0 billion of AGM’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. New LIBOR contracts are generally not expected to be entered into after December 31, 2021. The market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2020 Annual Report for additional information.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	Additional information
Net interest income after provision for loan losses	$80,990	63,095	197,912	39,475	See table below for additional analysis.
Other income	2,316	732	2,760	3,947
During the second quarter of 2021, the Company recognized income of $1.5 million on certain investments. Excluding income from these investments, other income consists primarily of borrower late fees. Borrower late fees for the three months ended June 30, 2021 and 2020 was $0.7 million and $0.3 million, respectively, and for the six months ended June 30, 2021 and 2020 was $1.2 million and $3.5 million, respectively. The decrease in borrower late fees for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.

Gain on sale of loans	15,271	—	15,271	18,206
The Company sold $77.4 million (par value) and $124.2 million (par value) of consumer loans in May 2021 and January 2020, respectively, and recognized gains of $15.3 million and $18.2 million, respectively.

Impairment expense and provision for beneficial interests, net	—	—	2,436	(26,303)	In March 2020, the Company recognized a provision expense of $26.3 million related to its beneficial interest in consumer loan securitization investments as a result of the expected impacts of the COVID-19 pandemic. During the first quarter of 2021, $2.4 million of such provision was reversed due to improved economic conditions.

Derivative settlements, net	(5,374)	5,821	(9,678)	10,058	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(1,615)	(3,911)	37,194	(24,513)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the six months ended June 30, 2021 and 2020 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	10,598	2,642	47,983	(18,605)
Salaries and benefits	556	421	1,051	863
Other expenses	3,567	4,863	7,344	8,581	The primary component of other expenses is servicing fees paid to third parties.
Intersegment expenses	8,549	9,055	16,976	20,971
Amounts include fees paid to the LSS operating segment for the servicing of the AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The decrease in servicing fees for the six months ended June 30, 2021 as compared to the same period in 2020 was due to the expected amortization of AGM's FFELP portfolio and a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic. The decrease in servicing fees for the three months ended June 30, 2021 as compared to the same period in 2020 was due to the expected amortization of AGM's FFELP portfolio. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	12,672	14,339	25,371	30,415
Total operating expenses were 27 basis points and 28 basis points of the average balance of loans for the three months ended June 30, 2021 and 2020, respectively, and 26 basis points and 30 basis points for the six months ended June 30, 2021 and 2020, respectively. The decrease for the six months ended June 30, 2021 as compared to the same period in 2020 was due to a decrease in certain servicing activities beginning in March 2020 due to borrower relief initiatives and policies as a result of the COVID-19 pandemic.

Income (loss) before income taxes	78,916	51,398	220,524	(9,545)
Income tax (expense) benefit	(18,940)	(12,336)	(52,926)	2,291	Represents income tax (expense) benefit at an effective tax rate of 24%.
Net income (loss)	$59,976	39,062	167,598	(7,254)
The increase in GAAP net income for the three months ended June 30, 2021 as compared to the same period in 2020 was due to (i) an increase in core loan spread; (ii) a gain on sale of consumer loans during the second quarter of 2021; and (iii) an increase in interest income from consumer loan beneficial interests. These items were partially offset by a decrease in the average balance of loans in 2021 as compared to 2020. The increase in GAAP net income for the six months ended June 30, 2021 as compared to the same period in 2020 was due to (i) an increase in core loan spread; (ii) a decrease in interest expense in 2021 as a result of reversing a historical accrued interest liability on certain bonds; (iii) the recognition of a negative provision in the first quarter of 2021 as compared to provision for loan losses in 2020 as a result of the COVID-19 pandemic; (iv) provision expense recognized during the first quarter of 2020 related to beneficial interest investments in consumer loans as a result of the expected impacts of the COVID-19 pandemic; and (v) an increase in interest income from consumer loan beneficial interests. These items were partially offset due to (i) a decrease in the average balance of loans in 2021 as compared to 2020; and (ii) a decrease in servicing costs beginning in March 2020 due to borrower relief initiatives and policies as a result of the COVID-19 pandemic.

Additional information:
Net income (loss)	$59,976	39,062	167,598	(7,254)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	1,615	3,911	(37,194)	24,513
Tax effect	(388)	(939)	8,927	(5,883)
Net income, excluding derivative market value adjustments	$61,203	42,034	139,331	11,376

Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	Additional information
Variable interest income, gross	$124,267	155,646	253,436	361,156	Decrease in 2021 compared to 2020 was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(40,250)	(42,387)	(81,323)	(85,524)	Decrease in 2021 compared to 2020 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	427	1,015	546	1,675	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	84,444	114,274	172,659	277,307
Interest on bonds and notes payable	(48,542)	(84,141)	(75,312)	(216,808)	Decrease in 2021 compared to 2020 was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.
Derivative settlements, net (a)	(221)	7,129	(240)	9,242	Derivative settlements include the net settlements (paid) received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	35,681	37,262	97,107	69,741
Fixed rate floor income, gross	36,639	31,866	72,178	50,625	Fixed rate floor income increased in 2021 compared to 2020 due to lower interest rates in 2021 as compared to 2020.
Derivative settlements, net (a)	(5,153)	(1,308)	(9,438)	816	Derivative settlements include the settlements (paid) received related to the Company's floor income interest rate swaps. The increase in net settlements paid in 2021 as compared to the same periods in 2020 was due to a decrease in interest rates.
Fixed rate floor income, net of settlements on derivatives	31,486	30,558	62,740	51,441
Core loan interest income (a)	67,167	67,820	159,847	121,182
Investment interest	8,882	4,443	11,530	8,577	Increase in 2021 compared to 2020 was due to an increase in interest income on the Company's consumer loan beneficial interest investments, partially offset by lower interest rates and lower weighted average cash and restricted cash balances in 2021 as compared to 2020.
Intercompany interest	(128)	(348)	(308)	(929)	Decrease in 2021 compared to 2020 was due to lower interest rates and lower weighted average debt outstanding in 2021 as compared to 2020.
Negative provision (provision) for loan losses - federally insured loans	397	1,950	7,880	(37,373)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision (provision) for loan losses - private education loans	1,004	(2,322)	(427)	(12,121)
(Provision) negative provision for loan losses - consumer loans	(1,706)	(2,627)	9,712	(29,803)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$75,616	68,916	188,234	49,533	Increase for the three months ended June 30, 2021 as compared to the same period in 2020 was due to (i) an increase in core loan spread; and (ii) an increase in interest income on the Company's consumer loan beneficial interest investments. These items were partially offset by a decrease in the average balance of loans. Increase for the six months ended June 30, 2021 as compared to the same period in 2020 was due to (i) an increase in core loan spread; (ii) a decrease in interest expense in 2021 as a result of reversing a historical accrued interest liability on certain bonds; (iii) an increase in interest income on the Company's consumer loan beneficial interest investments; and (iv) the recognition of a negative provision for loan losses in 2021 as compared to provision for loan losses in 2020 as a result of the COVID-19 pandemic. These items were partially offset by a decrease in the average balance of loans.
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

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2021, Nelnet Bank had a $190.6 million loan portfolio, consisting of $97.2 million of FFELP loans and $93.4 million of private education loans.
As of June 30, 2021, Nelnet Bank's allowance for loan losses on its portfolio was $0.8 million, which represents reserves equal to 0.3% of Nelnet Bank's federally insured loans (or 10.0% of the risk sharing component of the loans that is not covered by the federal guaranty), and 0.6% of Nelnet Bank's private education loans. There were no charge offs recognized by the bank during the three and six months ended June 30, 2021.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Beginning balance:	$79,231	17,543
Federally insured student loan acquisitions	99,973	99,973
Private education loan originations	21,246	86,155
Repayments	(9,004)	(10,998)
Sales to AGM segment	(875)	(2,102)
Ending balance:	$190,571	190,571

Deposits
As of June 30, 2021, Nelnet Bank had $299.4 million of deposits. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs), intercompany savings deposits, and retail and other savings deposits and CDs. The intercompany deposits are deposits from Nelnet, Inc. (Parent Company) and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc. (Parent Company), as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and Nelnet Business Services custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank and Trust Company ("Union Bank"), a related party, is the program manager for the College Savings plans.
Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$71,440	1.35%	35,917	1.35%
Private education loans	86,497	3.16	65,240	3.23
Cash and investments	223,322	2.01	219,489	1.96
Total interest-earning assets	381,259	2.15%	320,646	2.15%
Non-interest-earning assets	9,237		7,896
Total assets	$390,496		328,542
Average liabilities and equity
Brokered deposits	72,324	0.84%	37,846	0.83%
Intercompany deposits	93,434	0.25	75,161	0.26
Retail and other deposits	117,770	0.62	109,661	0.61
Total interest-bearing liabilities	283,528	0.55%	222,668	0.53%
Non-interest-bearing liabilities	4,297		3,587
Equity	102,671		102,287
Total liabilities and equity	$390,496		328,542

Regulatory Capital Requirements
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank's business, results of operations, and financial condition. On January 1, 2020, the Community Bank Leverage Ratio ("CBLR") framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended June 30, 2021 with a leverage ratio of 26.4%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Summary of Operating Results
On November 2, 2020, Nelnet Bank obtained final approval for federal deposit insurance from the FDIC and for a bank charter from the UDFI and Nelnet Bank launched operations. Nelnet Bank's operations are presented by the Company as a reportable operating segment. Costs associated with Nelnet Bank prior to November 2, 2020 are included in the Corporate operating segment. In addition, certain shared service and support costs incurred by the Company are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (the bank's de novo period). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank's operating segment were $1.0 million and $1.7 million for the three and six months ended June 30, 2021, respectively.

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021	Additional information
Total interest income	$2,041	3,418	Represents interest earned on Nelnet Bank's FFELP and private education student loans, cash, and investments.
Interest expense	392	586	Represents interest expense on deposits.
Net interest income	1,649	2,832
Less: Provision for loan losses	69	491	Represents provision expense during the period, primarily related to loans originated or purchased during the current period.
Net interest income after provision for loan losses	1,580	2,341
Other income	4	26
Salaries and benefits	1,578	3,065	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Other expenses	237	781	Represents various expenses such as postage, consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses.
Intersegment expenses	37	40	Represents primarily servicing costs paid to the LSS operating segment.
Total operating expenses	1,852	3,886
Loss before income taxes	(268)	(1,519)
Income tax benefit	64	351	Represents income tax benefit at an effective tax rate of 24.1% and 23.1% for the three and six months ended June 30, 2021, respectively.
Net loss	$(204)	(1,168)

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology, Services, and Payment Processing operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations. Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and the Company's other initiatives to pursue additional strategic investments.
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the year ended December 31, 2020 and the six months ended June 30, 2021, the Company’s net cash provided by operating activities was $212.8 million and $187.6 million, respectively.
As of June 30, 2021, the Company had cash and cash equivalents of $213.0 million. Cash held by Nelnet Bank is generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, cash and cash equivalents as of June 30, 2021 was $190.1 million.
The Company invests excess cash in federally insured asset-backed securities, and the cash proceeds from the sale of these securities could be used for operating and/or other investing opportunities. The Company had a portfolio of federally insured student loan asset-backed securities (classified as available-for-sale) with a fair value of $371.4 million as of June 30, 2021. Investments held by Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, the fair value of federally insured student loan asset-backed securities as of June 30, 2021 was $183.4 million. As of June 30, 2021, the Company had participated $132.1 million of its non-Nelnet Bank federally insured student loan asset-backed securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
The Company also has a $455.0 million unsecured line of credit that matures on December 16, 2024. As of June 30, 2021, there was $85.0 million outstanding on the unsecured line of credit and $370.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $550.0 million, subject to certain conditions. In addition, the Company has a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of June 30, 2021, the secured line of credit had $5.0 million outstanding and $17.0 million was available for future use.
In addition, the Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2021, the Company holds $42.6 million (par value) of its own asset-backed securities.
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
Cash Flows
During the six months ended June 30, 2021, the Company generated $187.6 million in operating activities, compared to using $105.6 million for the same period in 2020. The increase in such cash flows from operating activities was due to:
•An increase in net income;
•Adjustments to net income for the impact of loss from investments during the six months ended June 30, 2021, as compared to a gain for the same period in 2020, and the non-cash change in deferred income taxes;
•Proceeds from the Company's clearinghouse for margin payments on derivatives for the six months ended June 30, 2021 compared to payments to the clearinghouse in 2020; and
•The impact of changes to the due to customers liability account, other liabilities, accrued interest receivable, and other assets during the six months ended June 30, 2021 as compared to the same period in 2020.

These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments;
•Adjustments to net income for the impact of the non-cash provision for loan losses, beneficial interests, and impairment charges (a significant portion of which during the six months ended June 30, 2020 were related to COVID-19), and depreciation and amortization;
•Purchases of equity securities classified as trading; and
•The impact of changes to accounts receivable and accrued interest payable during the six months ended June 30, 2021 as compared to the same period in 2020.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash used in investing activities and provided by financing activities for the six months ended June 30, 2021 was $243.4 million and $174.9 million, respectively. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2020 was $717.3 million and $913.0 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of June 30, 2021
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$18,682,301	5/27/25 - 7/25/69
FFELP and private education loan warehouse facilities	441,907	11/22/22 - 2/26/24
	$19,124,208

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
As of June 30, 2021, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its portfolio to be approximately $2.22 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2021. As of June 30, 2021, the Company had $18.7 billion of loans included in asset-backed securitizations, which represented 96.8 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of June 30, 2021, private education and consumer loans funded with operating cash, loans acquired subsequent to June 30, 2021, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments" on the Company's consolidated balance sheets).

Asset-backed Securitization Cash Flow Forecast
$2.22 billion
(dollars in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$-
$255
$350
$300
$250
$235
$175
$95
$75
$70
$45
$40
$30
$105
$195
2021
(Q3-Q4)
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034 and after

The forecasted future undiscounted cash flows of approximately $2.22 billion include approximately $1.23 billion (as of June 30, 2021) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.99 billion, or approximately $0.75 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's June 30, 2021 balance of consolidated shareholders' equity.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $135 million to $170 million.
Interest rates: The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $40 million to $65 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced.
LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See "Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate" above and Item 1A, "Risk Factors - Loan Portfolio -

Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2020 Annual Report for additional information.
The Company uses the current forward interest rate yield curve to forecast cash flows. A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving. The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivative instruments used by the Company to manage interest rate risk. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk - AGM Operating Segment."
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2021, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $360.0 million, of which $301.1 million was outstanding and $58.9 million was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (November 22, 2021). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (November 22, 2022). The other warehouse facility has a static advance rate that requires initial equity for loan funding and does not require increased equity based on market movements. As of June 30, 2021, the Company had $24.8 million advanced as equity support on these facilities. For further discussion of the Company's FFELP warehouse facilities outstanding at June 30, 2021, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report. On July 27, 2021, the Company downsized its warehouse facility with a previous maximum financing amount of $310.0 million as of June 30, 2021 to a maximum financing amount of $60.0 million. Upon the downsizing of this warehouse facility, a portion of the loans previously funded in this facility were funded via the participation agreement with Union Bank.
The Company has a private education loan warehouse facility that, as of June 30, 2021, had an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2022, and a final maturity date of February 13, 2023. As of June 30, 2021, $140.8 million was outstanding under this warehouse facility, $34.2 million was available for future funding, and $15.0 million was advanced as equity support.
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
The Company plans to fund additional loan acquisitions and related investments using current cash and investments; using its unsecured line of credit, Union Bank student loan participation agreement, Union Bank student loan asset-backed securities participation agreement, and third-party repurchase agreements (each as described below), and/or establishing similar secured and unsecured borrowing facilities; using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.
Private Education Loan Investment
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company has entered into a joint venture with other investors to acquire the loans, and under the joint venture, the Company has an approximately 8 percent interest in the loans. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March and throughout the second quarter of 2021, the borrowers were converted to the Company's servicing platform. The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility. As of June 30, 2021, the Company has contributed a net amount of $8.3 million into the limited partnership.

On May 20, 2021 and June 30, 2021, the joint venture completed asset-backed securitization transactions to permanently finance a total of $5.8 billion of the private education loans purchased by the joint venture. The Company is accounting for its approximately 8 percent residual interest in these securitizations as held-to-maturity beneficial interest investments. These investments are reflected on the Company's consolidated balance sheet as "investments." On behalf of the joint venture, the Company is the sponsor and administrator for these loan securitizations. As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments" and as of June 30, 2021, the fair value of these bonds was $307.3 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third-party. The Company entered into repurchase agreements with third-parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
As of June 30, 2021, $255.3 million was outstanding on the repurchase agreements. The maturity dates on the repurchase agreements are various dates between September 24, 2021 and December 20, 2023, but are subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company pays interest on amounts outstanding on the repurchase agreements based on LIBOR plus an applicable spread, and is also required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit to satisfy any outstanding obligations subject to the repurchase agreements.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2021, $771.6 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
On June 30, 2021, the Company completed a FFELP asset-backed securitization totaling $797.0 million (par value). The proceeds from this transaction was used primarily to refinance student loans included in the Company's FFELP warehouse facilities. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on this securitization.
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
Based on Nelnet Bank's business plan and current financial condition, the Company currently believes that the initial capital contribution of $100.0 million and pledged deposit of $40.0 million should provide sufficient capital and liquidity to Nelnet Bank for the next two to three years.
Liquidity Impact Related to ALLO Communications LLC
As previously disclosed, on October 1, 2020, the Company entered into various agreements with SDC, a third party global digital infrastructure investor, and ALLO, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO. After completion of the initial transactions subject to these agreements, SDC, the Company, and members of ALLO's management own approximately 48 percent, 45 percent, and 7 percent, respectively, of the outstanding voting membership interests of a holding company for ALLO, and upon the receipt of regulatory approvals for the transactions on December 21, 2020 the Company deconsolidated ALLO from the Company's consolidated financial statements. In addition, on January 19, 2021, ALLO obtained certain private debt financing facilities from unrelated third-party lenders providing for aggregate financing of up to $230.0 million. With proceeds from this transaction, a portion of the non-voting preferred membership interests of a holding company for ALLO held by the Company were redeemed in exchange for an aggregate redemption price payment to the Company of $100.0 million.
The agreements among the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause the redemption, on or before April 2024, of the remaining non-voting preferred membership interests of a holding company for ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests. As of June 30, 2021, such outstanding preferred membership interests and accrued and unpaid preferred return held by the Company was $129.7 million and $3.6 million, respectively. The non-voting preferred membership interests earn a preferred annual return of 6.25 percent.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2021, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $455.0 million unsecured line of credit with a maturity date of December 16, 2024. As of June 30, 2021, the unsecured line of credit had $85.0 million outstanding and $370.0 million was available for future use. The Company also has a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of June 30, 2021, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The secured line of credit is secured by several Company-owned properties. Upon the maturity date of these facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.

During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of June 30, 2021, $132.1 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of June 30, 2021, 3,246,732 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2021 and June 30, 2021 are shown below. Such shares were repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock, and not as part of the stock repurchase program.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2021	26,199	$2,009	76.70
Quarter ended June 30, 2021	5,368	399	74.25
Total	31,567	$2,408	76.28

Dividends
On June 14, 2021, the Company paid a second quarter 2021 cash dividend on the Company's Class A and Class B common stock of $0.22 per share. In addition, the Company's Board of Directors has declared a third quarter 2021 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.22 per share. The third quarter cash dividend will be paid on September 15, 2021 to shareholders of record at the close of business on September 1, 2021.
The Company currently plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2021		As of December 31, 2020
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$8,203,961	42.4%	$8,720,480	44.6%
Variable-rate loan assets	11,127,764	57.6	10,838,628	55.4
Total	$19,331,725	100.0%	$19,559,108	100.0%

Fixed-rate debt instruments	$925,835	4.8%	$960,327	5.0%
Variable-rate debt instruments	18,198,373	95.2	18,354,964	95.0
Total	$19,124,208	100.0%	$19,315,291	100.0%
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
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed rate floor income, gross	$36,639	31,866	72,178	50,625
Derivative settlements (a)	(5,153)	(1,308)	(9,438)	816
Fixed rate floor income, net	$31,486	30,558	62,740	51,441
(a)    Derivative settlements consist of settlements (paid) received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased for the three and six months ended June 30, 2021 as compared to the same periods in 2020 due to lower interest rates in 2021 as compared to 2020.
Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and has an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively become variable rate loans, the impact of the rate fluctuations is reduced. The increase in net settlements paid in 2021 as compared to the same periods in 2020 was due to a decrease in interest rates.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2021.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
< 3.0%	2.87%	0.23%	$1,135,956
3.0 - 3.49%	3.19%	0.55%	1,428,781
3.5 - 3.99%	3.65%	1.01%	1,362,618
4.0 - 4.49%	4.20%	1.56%	1,021,626
4.5 - 4.99%	4.71%	2.07%	636,077
5.0 - 5.49%	5.22%	2.58%	426,502
5.5 - 5.99%	5.67%	3.03%	283,883
6.0 - 6.49%	6.19%	3.55%	326,037
6.5 - 6.99%	6.70%	4.06%	320,469
7.0 - 7.49%	7.17%	4.53%	118,328
7.5 - 7.99%	7.71%	5.07%	217,577
8.0 - 8.99%	8.18%	5.54%	512,800
> 9.0%	9.05%	6.41%	194,953
			$7,985,607

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2021, the weighted average estimated variable conversion rate was 1.94% and the short-term interest rate was 10 basis points.
The following table summarizes the outstanding derivative instruments as of June 30, 2021 used by AGM to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2021	$100,000	2.95%
2022	500,000	0.94
2023	900,000	0.62
2024	2,500,000	0.35
2025	500,000	0.35
2026	150,000	0.85
2031	100,000	1.53
	$4,750,000	0.56%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.

AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2021.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$17,675,866	—
3 month H15 financial commercial paper	Daily	684,041	—
3 month Treasury bill	Daily	578,957	—
1 month LIBOR	Monthly	—	10,956,453
3 month LIBOR (a)	Quarterly	—	6,017,633
Fixed rate	—	—	893,093
Auction-rate (b)	Varies	—	742,350
Asset-backed commercial paper (c)	Varies	—	301,144
Other (d)	—	1,375,742	1,403,933
		$20,314,606	20,314,606
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2021.

Maturity	Notional amount (i)
2022	$2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$5,900,000

(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2021 was one-month LIBOR plus 9.1 basis points.
(b)    As of June 30, 2021, the Company was sponsor for $742.4 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(c)    The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.
LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See "Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate" under Item 2 above and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2020 Annual Report for additional information.

Sensitivity Analysis
The following tables summarize the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on AGM's assets and liabilities assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, a sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index. The sensitivity analysis was performed on AGM’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of AGM’s derivative instruments in existence during these periods.

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(14,023)	(12.8)%	$(25,636)	(23.5)%	$(1,571)	(1.4)%	$(4,713)	(4.3)%
Impact of derivative settlements	9,562	8.7	28,685	26.3	1,471	1.3	4,413	4.0
Increase (decrease) in net income before taxes	$(4,461)	(4.1)%	$3,049	2.8%	$(100)	(0.1)%	$(300)	(0.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.09)		$0.06		$—		$(0.01)
	Three months ended June 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,475)	(15.2)%	$(31,843)	(29.5)%	$(1,780)	(1.6)%	$(5,343)	(5.0)%
Impact of derivative settlements	1,865	1.7	5,594	5.2	1,429	1.3	4,286	4.0
Increase (decrease) in net income before taxes	$(14,610)	(13.5)%	$(26,249)	(24.3)%	$(351)	(0.3)%	$(1,057)	(1.0)%
Increase (decrease) in basic and diluted earnings per share	$(0.28)		$(0.51)		$—		$(0.02)
	Six months ended June 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(28,355)	(10.6)%	$(52,005)	(19.5)%	$(3,175)	(1.2)%	$(9,527)	(3.6)%
Impact of derivative settlements	18,692	7.0	56,075	21.0	2,987	1.1	8,962	3.4
Increase (decrease) in net income before taxes	$(9,663)	(3.6)%	$4,070	1.5%	$(188)	(0.1)%	$(565)	(0.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.19)		$0.08		$—		$(0.01)
	Six months ended June 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(26,505)	(45.7)%	$(48,738)	(84.1)%	$(3,754)	(6.5)%	$(11,267)	(19.4)%
Impact of derivative settlements	6,216	10.7	18,647	32.2	3,020	5.2	9,060	15.6
Increase (decrease) in net income before taxes	$(20,289)	(35.0)%	$(30,091)	(51.9)%	$(734)	(1.3)%	$(2,207)	(3.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.39)		$(0.58)		$(0.01)		$(0.04)

Interest Rate Risk - Nelnet Bank
To manage Nelnet Bank's risk from market interest rates, the Company actively monitors interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income, and cash flow. To achieve this objective, the Company manages and mitigates its exposure to fluctuations in market interest rates through several techniques, include managing the maturity, repricing, and mix of fixed and variable rate assets and liabilities.
The following table presents Nelnet Bank's loan assets and deposits by rate characteristics:

	As of June 30, 2021		As of December 31, 2020
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$124,212	65.2%	$16,866	96.1%
Variable-rate loan assets	66,359	34.8	677	3.9
Total	$190,571	100.0%	$17,543	100.0%

Fixed-rate deposits	$202,841	67.8%	$54,633	48.3%
Variable-rate deposits	96,530	32.2	58,413	51.7
Total	$299,371	100.0%	$113,046	100.0%

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2021 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2021	—	$—	—	3,246,732
May 1 - May 31, 2021	—	—	—	3,246,732
June 1 - June 30, 2021	5,368	74.25	—	3,246,732
Total	5,368	$74.25	—
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

ITEM 6.  EXHIBITS

10.1
Form of Modification of Contract dated effective as of June 15, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 10, 2021 and incorporated herein by reference.

10.2
Form of Modification of Contract dated effective as of June 15, 2021 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 10, 2021 and incorporated herein by reference.

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

NELNET, INC.

Date:	August 5, 2021	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 5, 2021	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer