Form 10-Q
period 2021-09-30
NELNET INC
filed 2021-11-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2021, there were 27,560,397 and 10,681,454 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	September 30, 2021	December 31, 2020
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $138,044 and $175,698, respectively)	$19,304,203	20,185,656
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	31,966	33,292
Cash and cash equivalents - held at a related party	159,970	87,957
Total cash and cash equivalents	191,936	121,249
Investments	1,374,913	992,940
Restricted cash	764,089	553,175
Restricted cash - due to customers	295,053	283,971
Accounts receivable (net of allowance for doubtful accounts of $1,458 and $1,824, respectively)	78,508	76,460
Goodwill	142,092	142,092
Intangible assets, net	55,176	75,070
Property and equipment, net	117,296	123,527
Other assets	79,473	92,020
Total assets	$22,402,739	22,646,160
Liabilities:
Bonds and notes payable	$18,610,748	19,320,726
Accrued interest payable	4,441	28,701
Bank deposits	200,651	54,633
Other liabilities	375,393	312,280
Due to customers	354,543	301,471
Total liabilities	19,545,776	20,017,811
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,556,370 shares and 27,193,154 shares, respectively	276	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,681,454 shares and 11,155,571 shares, respectively	107	112
Additional paid-in capital	1,593	3,794
Retained earnings	2,843,799	2,621,762
Accumulated other comprehensive earnings, net	13,479	6,102
Total Nelnet, Inc. shareholders' equity	2,859,254	2,632,042
Noncontrolling interests	(2,291)	(3,693)
Total equity	2,856,963	2,628,349
Total liabilities and equity	$22,402,739	22,646,160

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$19,032,669	20,132,996
Restricted cash	699,143	499,223
Bonds and notes payable	(18,465,230)	(19,355,375)
Accrued interest payable and other liabilities	(66,913)	(83,127)
Net assets of consolidated education and other lending variable interest entities	$1,199,669	1,193,717
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loan interest	$124,096	134,507	370,219	462,439
Investment interest	12,558	5,238	29,122	18,379
Total interest income	136,654	139,745	399,341	480,818
Interest expense:
Interest on bonds and notes payable and bank deposits	50,176	58,423	127,939	277,788
Net interest income	86,478	81,322	271,402	203,030
Less provision (negative provision) for loan losses	5,827	(5,821)	(10,847)	73,476
Net interest income after provision for loan losses	80,651	87,143	282,249	129,554
Other income/expense:
Loan servicing and systems revenue	112,351	113,794	335,961	337,571
Education technology, services, and payment processing revenue	85,324	74,121	257,284	217,100
Communications revenue	—	20,211	—	57,390
Other	11,867	1,502	30,183	69,910
Gain on sale of loans	3,444	14,817	18,715	33,023
Impairment expense and provision for beneficial interests, net	(14,159)	—	(12,223)	(34,419)
Derivative market value adjustments and derivative settlements, net	1,351	1,049	28,868	(13,406)
Total other income/expense	200,178	225,494	658,788	667,169
Cost of services:
Cost to provide education technology, services, and payment processing services	31,335	25,243	80,063	63,424
Cost to provide communications services	—	5,914	—	17,240
Total cost of services	31,335	31,157	80,063	80,664
Operating expenses:
Salaries and benefits	128,592	126,096	363,351	365,220
Depreciation and amortization	15,710	30,308	56,129	87,349
Other expenses	38,324	34,744	107,611	115,184
Total operating expenses	182,626	191,148	527,091	567,753
Income before income taxes	66,868	90,332	333,883	148,306
Income tax expense	15,649	19,156	76,747	30,286
Net income	51,219	71,176	257,136	118,020
Net loss (income) attributable to noncontrolling interests	1,919	327	3,467	(568)
Net income attributable to Nelnet, Inc.	$53,138	71,503	260,603	117,452
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.38	1.86	6.74	2.99
Weighted average common shares outstanding - basic and diluted	38,595,721	38,538,476	38,646,892	39,229,932

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
Net income		$51,219		71,176		257,136		118,020
Other comprehensive income:
Net changes related to foreign currency translation adjustments	$	(9)		—		(9)		—
Net changes related to available-for-sale debt securities:
Unrealized gains during period, net	4,524		1,893		11,770		2,114
Reclassification of gains to net income, net	(1,173)		(513)		(2,052)		(390)
Income tax effect	(804)	2,547	(329)	1,051	(2,332)	7,386	(412)	1,312
Other comprehensive income		2,538		1,051		7,377		1,312
Comprehensive income		53,757		72,227		264,513		119,332
Comprehensive loss (income) attributable to noncontrolling interests		1,919		327		3,467		(568)
Comprehensive income attributable to Nelnet, Inc.		$55,676		72,554		267,980		118,764

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings, net	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2020	—	27,232,836	11,171,609	$—	272	112	1,867	2,331,312	3,233	3,990	2,340,786
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	14	14
Net income (loss)	—	—	—	—	—	—	—	71,503	—	(327)	71,176
Other comprehensive income	—	—	—	—	—	—	—	—	1,051	—	1,051
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(331)	(331)
Cash dividends on Class A and Class B common stock - $0.20 per share	—	—	—	—	—	—	—	(7,664)	—	—	(7,664)
Issuance of common stock, net of forfeitures	—	24,132	—	—	—	—	553	—	—	—	553
Compensation expense for stock based awards	—	—	—	—	—	—	1,864	—	—	—	1,864
Repurchase of common stock	—	(93,380)	—	—	—	—	(2,580)	(2,038)	—	—	(4,618)
Balance as of September 30, 2020	—	27,163,588	11,171,609	$—	272	112	1,704	2,393,113	4,284	3,346	2,402,831

Balance as of June 30, 2021	—	27,494,942	11,054,171	$—	275	111	10,158	2,812,315	10,941	(5,182)	2,828,618
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,935	4,935
Net income (loss)	—	—	—	—	—	—	—	53,138	—	(1,919)	51,219
Other comprehensive income	—	—	—	—	—	—	—	—	2,538	—	2,538
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(125)	(125)
Cash dividends on Class A and Class B common stock - $0.22 per share	—	—	—	—	—	—	—	(8,407)	—	—	(8,407)
Issuance of common stock, net of forfeitures	—	29,805	—	—	—	—	493	—	—	—	493
Compensation expense for stock based awards	—	—	—	—	—	—	2,770	—	—	—	2,770
Repurchase of common stock	—	(341,094)	—	—	(3)	—	(11,828)	(13,247)	—	—	(25,078)
Conversion of common stock	—	372,717	(372,717)	—	4	(4)	—	—	—	—	—
Balance as of September 30, 2021	—	27,556,370	10,681,454	$—	276	107	1,593	2,843,799	13,479	(2,291)	2,856,963

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings, net	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	66	66
Net income	—	—	—	—	—	—	—	117,452	—	568	118,020
Other comprehensive income	—	—	—	—	—	—	—	—	1,312	—	1,312
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(920)	(920)
Cash dividends on Class A and Class B common stock - $0.60 per share	—	—	—	—	—	—	—	(23,343)	—	—	(23,343)
Issuance of common stock, net of forfeitures	—	196,407	—	—	2	—	5,153	—	—	—	5,155
Compensation expense for stock based awards	—	—	—	—	—	—	5,459	—	—	—	5,459
Repurchase of common stock	—	(1,591,314)	—	—	(16)	—	(14,623)	(58,506)	—	—	(73,145)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,867)	—	—	(18,867)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(1,250)	—	(750)	(2,000)
Balance as of September 30, 2020	—	27,163,588	11,171,609	$—	272	112	1,704	2,393,113	4,284	3,346	2,402,831

Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	11,823	11,823
Net income (loss)	—	—	—	—	—	—	—	260,603	—	(3,467)	257,136
Other comprehensive income	—	—	—	—	—	—	—	—	7,377	—	7,377
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,954)	(6,954)
Cash dividends on Class A and Class B common stock - $0.66 per share	—	—	—	—	—	—	—	(25,319)	—	—	(25,319)
Issuance of common stock, net of forfeitures	—	261,760	—	—	3	—	4,406	—	—	—	4,409
Compensation expense for stock based awards	—	—	—	—	—	—	7,628	—	—	—	7,628
Repurchase of common stock	—	(372,661)	—	—	(4)	—	(14,235)	(13,247)	—	—	(27,486)
Conversion of common stock	—	474,117	(474,117)	—	5	(5)	—	—	—	—	—
Balance as of September 30, 2021	—	27,556,370	10,681,454	$—	276	107	1,593	2,843,799	13,479	(2,291)	2,856,963

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2021	2020
Net income attributable to Nelnet, Inc.	$260,603	117,452
Net (loss) income attributable to noncontrolling interests	(3,467)	568
Net income	257,136	118,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	113,651	149,175
Loan discount accretion	(25,048)	(27,814)
(Negative provision) provision for loan losses	(10,847)	73,476
Derivative market value adjustments	(44,455)	21,072
Proceeds from (payments to) clearinghouse - initial and variation margin, net	41,033	(20,405)
Gain from sale of loans	(18,715)	(33,023)
Gain from investments, net	(293)	(37,766)
Loss (gain) from repurchases of debt, net	3,964	(508)
Purchases of equity securities - trading, net	(41,591)	—
Deferred income tax expense (benefit)	33,078	(10,975)
Non-cash compensation expense	7,824	5,538
Provision for beneficial interests and impairment expense, net	12,223	34,419
Increase in loan and investment accrued interest receivable	(41,931)	(27,192)
(Increase) decrease in accounts receivable	(2,137)	45,475
Decrease in other assets, net	35,381	19,491
Decrease in the carrying amount of ROU asset	5,652	9,150
Decrease in accrued interest payable	(24,260)	(17,673)
Increase in other liabilities, net	41,040	32,733
Decrease in the carrying amount of lease liability	(5,158)	(8,484)
Increase (decrease) in due to customers	53,146	(151,674)
Net cash provided by operating activities	389,693	173,035
Cash flows from investing activities:
Purchases and originations of loans	(1,145,775)	(1,032,636)
Purchases of loans from a related party	(21,476)	(75,118)
Net proceeds from loan repayments, claims, and capitalized interest	2,010,645	2,209,797
Proceeds from sale of loans	85,906	136,126
Purchases of available-for-sale securities	(521,565)	(221,427)
Proceeds from sales of available-for-sale securities	104,520	97,278
Proceeds from and sale of beneficial interest in loan securitizations	30,811	34,371
Purchases of other investments	(166,664)	(122,584)
Proceeds from other investments	209,634	8,528
Purchases of property and equipment	(42,594)	(80,698)
Net cash provided by investing activities	$543,442	953,637

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Nine months ended
	September 30,
	2021	2020
Cash flows from financing activities:
Payments on bonds and notes payable	$(2,479,582)	(2,803,214)
Proceeds from issuance of bonds and notes payable	1,738,405	1,460,524
Payments of debt issuance costs	(6,778)	(7,144)
Increase in bank deposits, net	146,018	—
Dividends paid	(25,319)	(23,343)
Repurchases of common stock	(27,486)	(73,145)
Proceeds from issuance of common stock	1,108	1,250
Acquisition of noncontrolling interest	—	(2,000)
Issuance of noncontrolling interests	13,905	—
Distribution to noncontrolling interests	(548)	(660)
Net cash used in financing activities	(640,277)	(1,447,732)
Effect of exchange rate changes on cash	(175)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	292,683	(321,060)
Cash, cash equivalents, and restricted cash, beginning of period	958,395	1,222,601
Cash, cash equivalents, and restricted cash, end of period	$1,251,078	901,541

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$117,336	259,120
Cash disbursements made for income taxes, net of refunds and credits received (a)	$10,921	13,413
Cash disbursements made for operating leases	$6,003	9,457
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$4,026	4,158
Receipt of beneficial interest in consumer loan securitizations	$23,506	52,501
Distribution to noncontrolling interests	$6,406	260
Issuance of noncontrolling interests	$2,082	—
(a) The Company utilized $22.2 million and $17.0 million of federal and state tax credits related primarily to renewable energy during the nine months ended September 30, 2021 and 2020, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Total cash and cash equivalents	$191,936	121,249	96,316	133,906
Restricted cash	764,089	553,175	519,143	650,939
Restricted cash - due to customers	295,053	283,971	286,082	437,756
Cash, cash equivalents, and restricted cash	$1,251,078	958,395	901,541	1,222,601
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2020 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	September 30, 2021	December 31, 2020
Non-Nelnet Bank:
Federally insured student loans:
Stafford and other	$4,142,059	4,383,000
Consolidation	13,939,429	14,746,173
Total	18,081,488	19,129,173
Private education loans	319,212	320,589
Consumer loans	36,994	109,346
Non-Nelnet Bank loans	18,437,694	19,559,108
Nelnet Bank:
Federally insured student loans	93,930	—
Private education loans	98,395	17,543
Nelnet Bank loans	192,325	17,543

Accrued interest receivable	834,831	794,611
Loan discount, net of unamortized loan premiums and deferred origination costs	(22,603)	(9,908)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(115,859)	(128,590)
Private education loans	(17,053)	(19,529)
Consumer loans	(4,429)	(27,256)
Non-Nelnet Bank allowance for loan losses	(137,341)	(175,375)
Nelnet Bank:
Federally insured loans	(289)	—
Private education loans	(414)	(323)
Nelnet Bank allowance for loan losses	(703)	(323)
	$19,304,203	20,185,656
On May 14, 2021 and September 29, 2021, the Company sold $77.4 million (par value) and $18.4 million (par value) of consumer loans, respectively, to an unrelated third party who securitized such loans. The Company recognized a gain of $15.3 million (pre-tax) and $3.2 million (pre-tax), respectively, as part of these transactions. As partial consideration received for the consumer loans sold, the Company received a 24.5 percent and 6.9 percent residual interest, respectively, in the consumer loan securitizations that are included in "investments" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of ASC 326 adoption	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Three months ended September 30, 2021
Non-Nelnet Bank
Federally insured loans	$120,802	—	4,452	(10,330)	—	935	—	115,859
Private education loans	19,403	—	(1,208)	(954)	113	—	(301)	17,053
Consumer loans	4,702	—	2,696	(1,133)	187	—	(2,023)	4,429
Nelnet Bank
Federally insured loans	245	—	44	—	—	—	—	289
Private education loans	567	—	(157)	—	4	—	—	414
	$145,719	—	5,827	(12,417)	304	935	(2,324)	138,044

	Three months ended September 30, 2020
Non-Nelnet Bank
Federally insured loans	$144,829	—	(5,299)	(2,487)	—	2,900	—	139,943
Private education loans	25,535	—	(5,650)	(5)	133	—	—	20,013
Consumer loans	39,081	—	5,128	(2,723)	381	—	(15,924)	25,943
	$209,445	—	(5,821)	(5,215)	514	2,900	(15,924)	185,899

	Nine months ended September 30, 2021
Non-Nelnet Bank
Federally insured loans	$128,590	—	(3,428)	(11,563)	—	2,260	—	115,859
Private education loans	19,529	—	(781)	(1,850)	454	—	(299)	17,053
Consumer loans	27,256	—	(7,016)	(4,547)	668	—	(11,932)	4,429
Nelnet Bank
Federally insured loans	—	—	289	—	—	—	—	289
Private education loans	323	—	89	—	4	—	(2)	414
	$175,698	—	(10,847)	(17,960)	1,126	2,260	(12,233)	138,044

	Nine months ended September 30, 2020
Non-Nelnet Bank
Federally insured loans	$36,763	72,291	32,074	(14,885)	—	13,700	—	139,943
Private education loans	9,597	4,797	6,471	(1,360)	508	—	—	20,013
Consumer loans	15,554	13,926	34,931	(9,893)	849	—	(29,424)	25,943
	$61,914	91,014	73,476	(26,138)	1,357	13,700	(29,424)	185,899
a) During the three months ended September 30, 2021 and 2020, and nine months ended September 30, 2021 and 2020, the Company acquired $64.6 million (par value), $137.5 million (par value), $153.3 million (par value), and $721.4 million (par value), respectively, of federally insured rehabilitation loans that met the definition of PCD loans when they were purchased by the Company.
Beginning in March 2020, the coronavirus disease 2019 ("COVID-19") pandemic has caused significant disruptions in the U.S. and world economies. Apart from the impact of the adoption of ASC 326 effective January 1, 2020, the Company’s allowance for loan losses increased during the first quarter of 2020 primarily as a result of the COVID-19 pandemic and its effects on economic conditions. During the third quarter of 2020, the Company recognized a negative provision for loan losses due to management's estimate of certain continued improved economic conditions (including the improvement in certain macroeconomic variables (unemployment rates, gross domestic product, and consumer price index) used in the Company's loan loss models) in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of June 30, 2020.
For the three months ended September 30, 2021, charge-offs for the Company’s federally insured loan portfolio were $10.3 million. The increased level of charge-offs in the third quarter of 2021 as compared to historical periods was due to the Company proactively applying a 90 day natural disaster forbearance due to COVID-19 to any loan that was 31-269 days past due effective March 13, 2020 through June 30, 2020. Beginning July 1, 2020, the Company discontinued proactively applying

90 day natural disaster forbearances on past due loans. Many loans that exited the natural disaster forbearance on July 1, 2020 have gone into default, been submitted to the guaranty agency, and been charged off by the Company during the third quarter of 2021.
During the nine months ended September 30, 2021, the Company recorded a negative provision for loan losses due to management's estimate of certain continued improved economic conditions as of September 30, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. These amounts were partially offset by the establishment of an initial allowance for loans originated and acquired during the period.
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

	As of September 30, 2021			As of December 31, 2020			As of September 30, 2020
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$909,228	5.0%		$1,036,028	5.4%		$1,037,754	5.4%
Loans in forbearance	1,826,082	10.1		1,973,175	10.3		1,916,906	10.0
Loans in repayment status:
Loans current	13,525,751		88.1%	13,683,054		84.9%	14,845,519		91.7%
Loans delinquent 31-60 days	548,670		3.6	633,411		3.9	945,411		5.9
Loans delinquent 61-90 days	286,681		1.9	307,936		1.9	249,523		1.5
Loans delinquent 91-120 days	163,447		1.1	800,257		5.0	129,994		0.8
Loans delinquent 121-270 days	467,441		3.0	674,975		4.2	605		0.0
Loans delinquent 271 days or greater	354,188		2.3	20,337		0.1	19,867		0.1
Total loans in repayment	15,346,178	84.9	100.0%	16,119,970	84.3	100.0%	16,190,919	84.6	100.0%
Total federally insured loans	18,081,488	100.0%		19,129,173	100.0%		19,145,579	100.0%
Accrued interest receivable	831,142			791,453			757,960
Loan discount, net of unamortized premiums and deferred origination costs	(23,229)			(14,505)			(20,554)
Allowance for loan losses	(115,859)			(128,590)			(139,943)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$18,773,542			$19,777,531			$19,743,042
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$10,282	3.2%		$5,049	1.6%		$3,839	1.4%
Loans in forbearance	3,554	1.1		2,359	0.7		5,437	2.0
Loans in repayment status:
Loans current	300,231		98.3%	310,036		99.0%	261,514		98.8%
Loans delinquent 31-60 days	1,870		0.6	1,099		0.4	1,820		0.7
Loans delinquent 61-90 days	912		0.3	675		0.2	454		0.2
Loans delinquent 91 days or greater	2,363		0.8	1,371		0.4	743		0.3
Total loans in repayment	305,376	95.7	100.0%	313,181	97.7	100.0%	264,531	96.6	100.0%
Total private education loans	319,212	100.0%		320,589	100.0%		273,807	100.0%
Accrued interest receivable	2,076			2,131			1,960
Loan discount, net of unamortized premiums	(1,496)			2,691			1,137
Allowance for loan losses	(17,053)			(19,529)			(20,013)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$302,739			$305,882			$256,891

	As of September 30, 2021			As of December 31, 2020			As of September 30, 2020
Consumer loans - Non-Nelnet Bank:
Loans in deferment	$18	0.0%		$829	0.8%		$1,084	1.1%
Loans in repayment status:
Loans current	35,744		96.6%	105,650		97.4%	96,038		96.9%
Loans delinquent 31-60 days	319		0.9	954		0.9	1,044		1.1
Loans delinquent 61-90 days	243		0.7	804		0.7	776		0.8
Loans delinquent 91 days or greater	670		1.8	1,109		1.0	1,238		1.2
Total loans in repayment	36,976	100.0	100.0%	108,517	99.2	100.0%	99,096	98.9%	100.0%
Total consumer loans	36,994	100.0%		109,346	100.0%		100,180	100.0%
Accrued interest receivable	280			1,001			867
Loan premium	664			1,640			1,505
Allowance for loan losses	(4,429)			(27,256)			(25,943)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$33,509			$84,731			$76,609

Federally insured loans - Nelnet Bank:
Loans in-school/grace/deferment	$283	0.3%
Loans in forbearance	1,722	1.8
Loans in repayment status:
Loans current	91,366		99.4%
Loans delinquent 31-60 days	277		0.3
Loans delinquent 61-90 days	35		—
Loans delinquent 91-120 days	45		0.1
Loans delinquent 121-270 days	202		0.2
Loans delinquent 271 days or greater	—		—
Total loans in repayment	91,925	97.9	100.0%
Total federally insured loans	93,930	100.0%
Accrued interest receivable	1,177
Loan premium	28
Allowance for loan losses	(289)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$94,846
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment	$82	0.1%		$—	—%
Loans in forbearance	193	0.2		29	0.2
Loans in repayment status:
Loans current	98,120		100.0%	17,514		100.0%
Loans delinquent 31-60 days	—		—	—		—
Loans delinquent 61-90 days	—		—	—		—
Loans delinquent 91 days or greater	—		—	—		—
Total loans in repayment	98,120	99.7	100.0%	17,514	99.8	100.0%
Total private education loans	98,395	100.0%		17,543	100.0%
Accrued interest receivable	156			26
Deferred origination costs	1,430			266
Allowance for loan losses	(414)			(323)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$99,567			$17,512

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2020 and September 30, 2021, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of September 30, 2021 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or "FFELP") and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Nine months ended September 30, 2021	2020	2019	2018	2017	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in school/grace/deferment	$1,310	2,202	4,572	—	—	2,198	10,282
Loans in forbearance	—	649	657	180	—	2,068	3,554
Loans in repayment status:
Loans current	2,252	75,514	53,814	367	—	168,284	300,231
Loans delinquent 31-60 days	—	147	125	—	—	1,598	1,870
Loans delinquent 61-90 days	—	—	—	—	—	912	912
Loans delinquent 91 days or greater	—	—	—	—	—	2,363	2,363
Total loans in repayment	2,252	75,661	53,939	367	—	173,157	305,376
Total private education loans	$3,562	78,512	59,168	547	—	177,423	319,212
Accrued interest receivable							2,076
Loan discount, net of unamortized premiums							(1,496)
Allowance for loan losses							(17,053)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$302,739

Consumer loans - Non-Nelnet Bank:
Loans in deferment	$—	—	—	18	—	—	18
Loans in repayment status:
Loans current	19,710	1,295	6,915	7,695	129	—	35,744
Loans delinquent 31-60 days	62	80	119	51	7	—	319
Loans delinquent 61-90 days	53	—	103	87	—	—	243
Loans delinquent 91 days or greater	56	42	250	321	1	—	670
Total loans in repayment	19,881	1,417	7,387	8,154	137	—	36,976
Total consumer loans	$19,881	1,417	7,387	8,172	137	—	36,994
Accrued interest receivable							280
Loan premium							664
Allowance for loan losses							(4,429)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$33,509

Private education loans - Nelnet Bank:
Loans in school/grace/deferment	$82	—	—	—	—	—	82
Loans in forbearance	193	—	—	—	—	—	193
Loans in repayment status:
Loans current	85,589	12,531	—	—	—	—	98,120
Loans delinquent 31-60 days	—	—	—	—	—	—	—
Loans delinquent 61-90 days	—	—	—	—	—	—	—
Loans delinquent 91 days or greater	—	—	—	—	—	—	—
Total loans in repayment	85,589	12,531	—	—	—	—	98,120
Total private education loans	$85,864	12,531	—	—	—	—	98,395
Accrued interest receivable							156
Deferred origination costs							1,430
Allowance for loan losses							(414)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$99,567

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$16,784,982	0.20% - 2.09%	5/27/25 - 9/25/69
Bonds and notes based on auction	450,300	0.00% - 2.15%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,235,282
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	860,434	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP warehouse facilities	5,446	0.17%	11/22/22 / 2/26/24
Private education loan warehouse facility	118,299	0.19%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	35,648	1.65% / 1.84%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	30,409	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	194,190	0.78%	5/4/22
Repurchase agreements	334,473	0.57% - 1.13%	11/15/21 - 12/20/23
Secured line of credit	5,000	1.84%	5/30/22
	18,819,181
Discount on bonds and notes payable and debt issuance costs	(208,433)
Total	$18,610,748

	As of December 31, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$17,127,643	0.28% - 2.05%	5/27/25 - 10/25/68
Bonds and notes based on auction	749,925	1.12% - 2.14%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,877,568
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	923,076	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP warehouse facilities	252,165	0.27% / 0.31%	5/20/22 / 2/26/23
Private education loan warehouse facility	150,397	0.28%	2/13/22
Consumer loan warehouse facility	25,809	0.28%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	49,025	1.65% / 1.90%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	37,251	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	120,000	1.65%	12/16/24
Participation agreement	118,558	0.84%	5/4/21
Secured line of credit	5,000	1.90%	5/30/22
	19,558,849
Discount on bonds and notes payable and debt issuance costs	(238,123)
Total	$19,320,726

FFELP Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements.
As of September 30, 2021, the Company had two FFELP warehouse facilities as summarized below.

	NFSLW-I (a)	NHELP-II (b)	Total
Maximum financing amount	$60,000	50,000	110,000
Amount outstanding	5,446	—	5,446
Amount available	$54,554	50,000	104,554
Expiration of liquidity provisions	November 22, 2021	February 26, 2022
Final maturity date	November 22, 2022	February 26, 2024
Advanced as equity support	$328	115	443

(a)    On May 20, 2021, the Company extended the expiration of liquidity provisions and the maturity date for this warehouse facility an additional six months to November 22, 2021 and November 22, 2022, respectively. On June 28, 2021, the maximum financing amount for this warehouse facility increased to $770.0 million, and on June 30, 2021 and July 27, 2021, the maximum financing amount decreased to $310.0 million and to $60 million, respectively.
(b)    On February 26, 2021, the Company extended the expiration of liquidity provisions and the maturity date for this warehouse facility an additional year to February 26, 2022 and February 26, 2024, respectively. On October 14, 2021, this facility was terminated.
Asset-Backed Securitizations
The following table summarizes the asset-backed securitization transactions completed by the Company during the first nine months of 2021.

	NSLT 2021-1	NSLT 2021-2	Total
Date securities issued	6/30/21	8/31/21
Total original principal amount	$797,000	531,300	1,328,300

Class A senior notes:
Total principal amount	$781,000	520,600	1,301,600
Cost of funds	1-month LIBOR plus 0.50%	1-month LIBOR plus 0.50%
Final maturity date	7/25/69	9/25/69
Class B subordinated notes:
Total principal amount	$16,000	10,700	26,700
Cost of funds	1-month LIBOR plus 1.25%	1-month LIBOR plus 1.20%
Final maturity date	7/25/69	9/25/69

Private Education Loan Warehouse Facility
During 2020, the Company obtained a private education loan warehouse facility that had an aggregate maximum financing amount available of $200.0 million. On February 12, 2021, the Company decreased the maximum financing amount available for this facility to $175.0 million and extended the liquidity provisions and final maturity date to February 13, 2022 and February 13, 2023, respectively. As of September 30, 2021, $118.3 million was outstanding under this warehouse facility and $56.7 million was available for future funding. The facility has an advance rate of 80 to 90 percent and, as of September 30, 2021, the Company had $12.9 million advanced as equity support under this facility.
Consumer Loan Warehouse Facility
The Company had a $100.0 million consumer loan warehouse facility. On March 31, 2021, the Company terminated this facility.

Unsecured Line of Credit
On September 22, 2021, the Company amended its existing unsecured line of credit. Under the amended terms, the following provisions of the facility were modified:
•The maturity date was extended from December 16, 2024 to September 22, 2026.
•The facility size increased from $455.0 million to $495.0 million. The amended terms also increased the accordion feature of the facility to provide that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million.
•The cost of funds decreased 25.0 basis points and 2.5 basis points for drawn and undrawn amounts, respectively, based on the Company's current credit ratings. The amended terms also include customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available.
•The provisions for secured recourse indebtedness were expanded to increase the limit on the aggregate amount of secured recourse indebtedness from 5 percent of the Company's consolidated net worth to 10 percent.
•The provisions for permitted investments were expanded to increase the aggregate amount of permitted investments from 40 percent of the Company's consolidated net worth to 50 percent.
•The provisions for loans owned by the Company other than federally insured FFELP student loans were revised to replace the limit of $850.0 million on non-FFELP loans owned by the Company with a limit of 50 percent of the Company's consolidated net worth on non-FFELP loans owned by the Company with FICO scores of less than 700.
As of September 30, 2021, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of September 30, 2021, $194.2 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $100.0 million or an amount in excess of $100.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by private education loan asset-backed securities. The first agreement has maturity dates of November 20, 2023 and December 20, 2023, or earlier if either party provides 180 days’ prior written notice, and the second agreement has a maturity date of November 15, 2021. The Company incurs interest on amounts outstanding under these agreements based on three-month LIBOR plus an applicable spread. Under the first agreement, the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date, and under the second agreement, the Company could be subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities and the counter-party provides notice requiring such payment. Included in “bonds and notes payable” as of September 30, 2021 was $223.8 million subject to the first agreement and $110.6 million subject to the second agreement.
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

Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in "other" in "other income/expense" on the Company's consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Purchase price	$(184,827)	(6,054)	(205,269)	(7,572)
Par value	184,781	6,163	204,597	8,090
Remaining unamortized cost of issuance	(3,222)	(4)	(3,292)	(10)
(Loss) gain	$(3,268)	105	(3,964)	508

4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2020 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2021 and December 31, 2020 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of September 30, 2021 and December 31, 2020, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	September 30, 2021	December 31, 2020
2021	$—	250,000
2022	2,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$5,900,000	6,150,000

The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2021 and December 31, 2020 was one-month LIBOR plus 9.1 basis points.

Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2021		As of December 31, 2020
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2021	$100,000	2.95%	$600,000	2.15%
2022	500,000	0.94	500,000	0.94
2023	900,000	0.62	900,000	0.62
2024	2,500,000	0.35	2,000,000	0.32
2025	500,000	0.35	500,000	0.35
2026	300,000	0.81	—	—
2031	100,000	1.53	—	—
	$4,900,000	0.56%	$4,500,000	0.70%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Settlements:
1:3 basis swaps	$(700)	1,197	(939)	10,438
Interest rate swaps - floor income hedges	(5,209)	(3,588)	(14,648)	(2,772)
Total settlements - (expense) income	(5,909)	(2,391)	(15,587)	7,666
Change in fair value:
1:3 basis swaps	1,061	(161)	2,755	(1,475)
Interest rate swaps - floor income hedges	6,199	3,601	41,700	(19,597)
Total change in fair value - income (expense)	7,260	3,440	44,455	(21,072)
Derivative market value adjustments and derivative settlements, net - income (expense)	$1,351	1,049	28,868	(13,406)

5.  Investments
Private Education Loan Investment
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company has entered into a joint venture with other investors to acquire the loans. Under the terms of the joint venture agreements, the Company is the servicer of the portfolio, owns an approximate 8 percent interest in the loans and in residual interests in subsequent securitizations of the loans, and serves as the sponsor and administrator for the loan securitizations completed by the joint venture. During March and throughout the second quarter of 2021, the vast majority of borrowers were converted to the Company's servicing platform.
The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility. The Company’s initial contribution to the limited partnership was $71.1 million. In conjunction with the establishment of the limited partnership, the parties provided additional funding commitments to the partnership, in the event additional funding became necessary after the initial purchase of loans. In accordance with GAAP, the Company’s carrying value of its investment in the limited partnership is accounted for under the equity method of accounting, is reduced by cash distributions and the fair value of its portion of loans transferred into securitizations, and can be less than zero or negative because of the potential future contributions pursuant to the funding commitment. The Company’s carrying value of its investment in the limited partnership, which is included in "Venture capital and funds - equity method" in the table below, is also impacted by the amount of the Company’s proportionate share of the net earnings or losses of the partnership. For the nine months ended September 30, 2021, the Company’ proportionate share of losses of this partnership was $5.0 million, which reduced the carrying value of this investment (and is included as an expense in "other" in "other income/expense" on the consolidated statements of income).
On May 20, 2021, June 30, 2021, and August 18, 2021, the joint venture completed asset-backed securitization transactions to permanently finance a total of $7.4 billion of the private education loans purchased by the joint venture. Cash distributions and the fair value of the Company’s portion of loans securitized as a result of these securitizations was $40.6 million and $43.3 million, respectively, which reduced the Company’s carrying value of its limited partnership investment. The Company records its ownership in the residual interest of securitization transactions used to permanently finance the loans at fair value as held-to-maturity beneficial interest investments, and such investments are reflected in the table below as “beneficial interest in private education loan securitizations, including accrued interest.”
See the caption "Subsequent Events" below for information regarding an event on October 27, 2021 impacting the Company's investment in the joint venture limited partnership.
On behalf of the joint venture, the Company is the sponsor and administrator for the loan securitizations completed by the joint venture. As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are included in “private education loan asset-backed securities – available for sale” in the table below and as of September 30, 2021, the fair value of these bonds was $371.7 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third-parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations. See note 3 for additional information about these repurchase agreements.

A summary of the Company's investments follows:

	As of September 30, 2021				As of December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
FFELP loan asset-backed securities- available-for-sale (a)	$387,777	15,932	(49)	403,660	338,475	8,040	(13)	346,502
Private education loan asset-backed securities - available-for-sale (b)	369,859	1,865	—	371,724	—	—	—	—
Other debt securities - available-for-sale	2,337	—	—	2,337	2,103	2	—	2,105
Equity securities	58,336	13,302	(1,594)	70,044	36,227	8,768	(2,954)	42,041
Total investments (at fair value)	$818,309	31,099	(1,643)	847,765	376,805	16,810	(2,967)	390,648
Other Investments (not measured at fair value):
Venture capital and funds:
Measurement alternative (c)				151,100				144,795
Equity method				37,020				14,018
Other				804				894
Total venture capital and funds				188,924				159,707
Real estate
Equity method				35,605				50,291
Notes receivable				3,500				847
Total real estate				39,105				51,138
Investment in ALLO:
Voting interest/equity method (d)				97,776				129,396
Preferred membership interest and accrued and unpaid preferred return (e)				135,300				228,916
Total investment in ALLO				233,076				358,312
Solar (f)				(46,539)				(30,373)
Beneficial interest in private education loan securitizations, including accrued interest (g)				44,902				—
Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $4,449 as of December 31, 2020 (g)				37,021				27,954
Beneficial interest in federally insured student loan securitizations (g)				26,904				30,377
Tax liens and affordable housing				3,755				5,177
Total investments (not measured at fair value)				527,148				602,292
Total investments				$1,374,913				$992,940

(a)    As of September 30, 2021, $194.2 million (par value) of FFELP loan asset-backed securities were subject to participation interests held by Union Bank. See note 3 for additional information.
(b)    As of September 30, 2021, a total of $370.4 million (par value) of private education loan asset-backed securities were subject to repurchase agreements with third-parties. See note 3 for additional information.
(c)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. On May 27, 2021, the Company made an additional equity investment of approximately $5 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2021 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. For accounting purposes, the May 2021 equity raise transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities and the price was contractually agreed to during Hudl's prior May 2020 equity raise. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the May 2021 transaction value. As of September 30, 2021, the carrying amount of the Company's investment in Hudl is $133.9 million.
David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
See the caption "Subsequent Events" below for information regarding an event on October 15, 2021 impacting another investment accounted for using the measurement alternative method.

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
During the three and nine months ended September 30, 2021, the Company recognized losses of $10.5 million and $31.6 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment.
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
(e)    As of September 30, 2021, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $129.7 million and $5.6 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25 percent. During the three and nine months ended September 30, 2021, the Company recognized income on its ALLO preferred membership interests of $2.0 million and $6.4 million, respectively, that is included in "other" in "other income/expense" on the consolidated statements of income.
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
(f)    The Company makes investments in entities that promote renewable energy sources (solar). The Company's investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of September 30, 2021, the Company has funded a total of $181.4 million in solar investments, which includes $24.5 million funded by syndication partners. The carrying value of the Company's solar investments are reduced by tax credits earned when the solar project is placed in service. The solar investment balance at September 30, 2021 represents the result of total tax credits earned on solar projects placed in service through September 30, 2021 being larger than total payments made by the Company on such projects. The Company is committed to fund an additional $74.0 million on these projects, of which $55.9 million will be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the three months ended September 30, 2021 and 2020, the Company recognized pre-tax losses of $3.4 million and $11.8 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company recognized pre-tax losses of $7.4 million and $12.6 million, respectively, on its solar investments. These losses are included in "other" in "other income/expense" on the consolidated statements of income.
(g)    The Company has partial ownership in certain private education, consumer, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to September 30, 2021, the Company's ownership correlates to approximately $545 million, $250 million, and $485 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations.
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

Subsequent Events
On October 15, 2021, an entity in which the Company has an equity investment completed an additional equity raise. The Company accounts for its investment in this entity using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of this entity’s equity raise, the Company currently anticipates recognizing income in the fourth quarter of 2021 of $10 million to $15 million (pre-tax) to adjust its carrying value to reflect the October 15, 2021 transaction value, subject to final valuations of the equity classes.
On October 27, 2021, the Company's joint venture with other investors for the acquisition of private education loans from Wells Fargo completed a final asset-backed securitization of $1.2 billion of private education loans that permanently financed all remaining eligible loans temporarily funded in the joint venture limited partnership’s warehouse facility. The cash distribution and the fair value of the Company’s portion of loans securitized as a result of this securitization was $9.8 million and $8.5 million, respectively, which reduced the Company’s carrying value of its limited partnership investment to a credit (negative) balance of approximately $36 million. Due to the completion of this transaction, the Company expects the joint venture limited partnership established to purchase the loans will be dissolved without further financial requirements (and the Company's funding commitment will therefore be terminated) and/or the financial commitment will be reduced or terminated by the partners of the joint venture. Upon the reduction and/or termination of the Company's financial commitment to the limited partnership, currently expected by the Company to occur during the fourth quarter of 2021, the Company will record a derecognition of all or a portion of the negative investment balance (and record positive income up to $36 million (pre-tax)).
6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of September 30, 2021 (months)
		As of	As of
		September 30, 2021	December 31, 2020
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $94,767 and $83,419, respectively)	105	$50,525	66,974
Computer software (net of accumulated amortization of $3,143 and $4,127, respectively)	27	4,651	6,430
Trade names (net of accumulated amortization of $3,455)	—	—	1,666
Total - amortizable intangible assets, net	98	$55,176	75,070

The Company recorded amortization expense on its intangible assets of $3.3 million and $8.0 million during the three months ended September 30, 2021 and 2020, respectively, and $19.9 million and $22.8 million during the nine months ended September 30, 2021 and 2020, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2021, the Company estimates it will record amortization expense as follows:

2021 (October 1 - December 31)	$3,147
2022	9,939
2023	9,830
2024	7,457
2025	4,644
2026 and thereafter	20,159
$55,176

7. Goodwill
The carrying amount of goodwill as of September 30, 2021 and December 31, 2020 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Goodwill balance	$23,639	76,570	41,883	—	—	142,092

8. Property and Equipment
Property and equipment consisted of the following:

		As of	As of
	Useful life	September 30, 2021	December 31, 2020
Computer equipment and software	1-5 years	$220,509	172,664
Building and building improvements	5-48 years	46,018	52,444
Office furniture and equipment	1-10 years	23,819	21,899
Leasehold improvements	1-15 years	9,330	9,168
Transportation equipment	5-10 years	4,857	4,857
Land	—	3,642	3,642
Construction in progress	—	3,783	18,478
		311,958	283,152
Accumulated depreciation		(194,662)	(159,625)
Total property and equipment, net		$117,296	123,527
The Company recorded depreciation expense on its property and equipment of $12.4 million and $22.3 million during the three months ended September 30, 2021 and 2020, respectively, and $36.2 million and $64.6 million during the nine months ended September 30, 2021 and 2020, respectively.
Impairment charges
During the third quarter of 2021, the Company evaluated the use of office space as a large number of employees continue to work from home due to COVID-19. As a result of this evaluation, the Company recorded a non-cash impairment charge of $14.2 million during the three months ended September 30, 2021. The impairment charge of $13.2 million within its Loan Servicing and Systems operating segment related primarily to building and building improvements. The impairment charge of $1.0 million within its Corporate and Other Activities operating segment related to operating lease assets associated with leased office space which the Company had fully ceased to use prior to the lease term end date. These impairment charges are included in "impairment expense and provision for beneficial interest, net" in the consolidated statements of income.

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

	Three months ended September 30,
	2021			2020
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$52,245	893	53,138	70,483	1,020	71,503

Denominator:
Weighted-average common shares outstanding - basic and diluted	37,947,257	648,464	38,595,721	37,988,584	549,892	38,538,476
Earnings per share - basic and diluted	$1.38	1.38	1.38	1.86	1.86	1.86

	Nine months ended September 30,
	2021			2020
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$256,416	4,187	260,603	115,794	1,658	117,452

Denominator:
Weighted-average common shares outstanding - basic and diluted	38,025,898	620,994	38,646,892	38,676,092	553,840	39,229,932
Earnings per share - basic and diluted	$6.74	6.74	6.74	2.99	2.99	2.99

10.  Segment Reporting
See note 15 of the notes to consolidated financial statements included in the 2020 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$31	344	—	131,781	2,061	2,609	(172)	136,654
Interest expense	24	—	—	48,662	421	1,242	(172)	50,176
Net interest income	7	344	—	83,119	1,640	1,367	—	86,478
Less provision (negative provision) for loan losses	—	—	—	5,940	(113)	—	—	5,827
Net interest income after provision for loan losses	7	344	—	77,179	1,753	1,367	—	80,651
Other income/expense:
Loan servicing and systems revenue	112,351	—	—	—	—	—	—	112,351
Intersegment revenue	8,621	3	—	—	—	—	(8,624)	—
Education technology, services, and payment processing revenue	—	85,324	—	—	—	—	—	85,324
Communications revenue	—	—	—	—	—	—	—	—
Other	727	13	—	(7,275)	450	17,952	—	11,867
Gain on sale of loans	—	—	—	3,444	—	—	—	3,444
Impairment expense and provision for beneficial interests, net	(13,243)	—	—	—	—	(916)	—	(14,159)
Derivative settlements, net	—	—	—	(5,909)	—	—	—	(5,909)
Derivative market value adjustments, net	—	—	—	7,260	—	—	—	7,260
Total other income/expense	108,456	85,340	—	(2,480)	450	17,036	(8,624)	200,178
Cost of services:
Cost to provide education technology, services, and payment processing services	—	31,335	—	—	—	—	—	31,335
Cost to provide communications services	—	—	—	—	—	—	—	—
Total cost of services	—	31,335	—	—	—	—	—	31,335
Operating expenses:
Salaries and benefits	75,305	29,119	—	542	890	22,735	—	128,592
Depreciation and amortization	4,245	2,762	—	—	—	8,702	—	15,710
Other expenses	12,738	4,804	—	5,420	445	14,918	—	38,324
Intersegment expenses, net	19,217	3,672	—	8,652	32	(22,949)	(8,624)	—
Total operating expenses	111,505	40,357	—	14,614	1,367	23,406	(8,624)	182,626
Income (loss) before income taxes	(3,042)	13,992	—	60,085	836	(5,003)	—	66,868
Income tax (expense) benefit (b)	730	(3,358)	—	(14,421)	(200)	1,600	—	(15,649)
Net income (loss)	(2,312)	10,634	—	45,664	636	(3,403)	—	51,219
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	1,919	—	1,919
Net income (loss) attributable to Nelnet, Inc.	$(2,312)	10,634	—	45,664	636	(1,484)	—	53,138

Total assets as of September 30, 2021	$238,602	415,178	—	20,001,997	413,155	1,740,060	(406,253)	22,402,739

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

	Three months ended September 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank (a)	Corporate and Other Activities	Eliminations	Total
Total interest income	$34	367	—	137,959	—	1,646	(261)	139,745
Interest expense	24	16	—	57,755	—	888	(261)	58,423
Net interest income	10	351	—	80,204	—	758	—	81,322
Less provision (negative provision) for loan losses	—	—	—	(5,821)	—	—	—	(5,821)
Net interest income after provision for loan losses	10	351	—	86,025	—	758	—	87,143
Other income/expense:
Loan servicing and systems revenue	113,794	—	—	—	—	—	—	113,794
Intersegment revenue	8,287	3	—	—	—	—	(8,290)	—
Education technology, services, and payment processing revenue	—	74,121	—	—	—	—	—	74,121
Communications revenue	—	—	20,211	—	—	—	—	20,211
Other	2,353	373	511	1,004	—	(2,737)	—	1,502
Gain on sale of loans	—	—	—	14,817	—	—	—	14,817
Impairment expense and provision for beneficial interests, net	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	(2,391)	—	—	—	(2,391)
Derivative market value adjustments, net	—	—	—	3,440	—	—	—	3,440
Total other income/expense	124,434	74,497	20,722	16,870	—	(2,737)	(8,290)	225,494
Cost of services:
Cost to provide education technology, services, and payment processing services	—	25,243	—	—	—	—	—	25,243
Cost to provide communications services	—	—	5,914	—	—	—	—	5,914
Total cost of services	—	25,243	5,914	—	—	—	—	31,157
Operating expenses:
Salaries and benefits	72,912	25,460	5,485	438	—	21,801	—	126,096
Depreciation and amortization	9,951	2,366	11,152	—	—	6,839	—	30,308
Other expenses	12,407	3,126	2,219	3,672	—	13,320	—	34,744
Intersegment expenses, net	15,834	3,610	491	8,868	—	(20,513)	(8,290)	—
Total operating expenses	111,104	34,562	19,347	12,978	—	21,447	(8,290)	191,148
Income (loss) before income taxes	13,340	15,043	(4,539)	89,917	—	(23,426)	—	90,332
Income tax (expense) benefit	(3,201)	(3,610)	1,089	(21,580)	—	8,146	—	(19,156)
Net income (loss)	10,139	11,433	(3,450)	68,337	—	(15,280)	—	71,176
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	327	—	327
Net income (loss) attributable to Nelnet, Inc.	$10,139	11,433	(3,450)	68,337	—	(14,953)	—	71,503

Total assets as of September 30, 2020	$211,726	382,608	305,276	20,686,478	—	770,621	(134,183)	22,222,526

(a)    Nelnet Bank launched operations on November 2, 2020. Accordingly, there are no operating results for the Nelnet Bank operating segment in the three months ended September 30, 2020.

	Nine months ended September 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$95	818	—	388,149	5,479	5,379	(578)	399,341
Interest expense	70	—	—	124,282	1,007	3,158	(578)	127,939
Net interest income	25	818	—	263,867	4,472	2,221	—	271,402
Less provision (negative provision) for loan losses	—	—	—	(11,225)	378	—	—	(10,847)
Net interest income after provision for loan losses	25	818	—	275,092	4,094	2,221	—	282,249
Other income/expense:
Loan servicing and systems revenue	335,961	—	—	—	—	—	—	335,961
Intersegment revenue	25,369	9	—	—	—	—	(25,378)	—
Education technology, services, and payment processing revenue	—	257,284	—	—	—	—	—	257,284
Communications revenue	—	—	—	—	—	—	—	—
Other	2,541	13	—	(4,514)	475	31,668	—	30,183
Gain on sale of loans	—	—	—	18,715	—	—	—	18,715
Impairment expense and provision for beneficial interests, net	(13,243)	—	—	2,436	—	(1,416)	—	(12,223)
Derivative settlements, net	—	—	—	(15,587)	—	—	—	(15,587)
Derivative market value adjustments, net	—	—	—	44,455	—	—	—	44,455
Total other income/expense	350,628	257,306	—	45,505	475	30,252	(25,378)	658,788
Cost of services:
Cost to provide education technology, services, and payment processing services	—	80,063	—	—	—	—	—	80,063
Cost to provide communications services	—	—	—	—	—	—	—	—
Total cost of services	—	80,063	—	—	—	—	—	80,063
Operating expenses:
Salaries and benefits	210,151	82,154	—	1,594	3,956	65,496	—	363,351
Depreciation and amortization	20,411	8,789	—	—	—	26,927	—	56,129
Other expenses	39,296	14,063	—	12,763	1,227	40,265	—	107,611
Intersegment expenses, net	52,241	10,856	—	25,627	72	(63,419)	(25,378)	—
Total operating expenses	322,099	115,862	—	39,984	5,255	69,269	(25,378)	527,091
Income (loss) before income taxes	28,554	62,199	—	280,613	(686)	(36,796)	—	333,883
Income tax (expense) benefit (b)	(6,853)	(14,928)	—	(67,347)	151	12,230	—	(76,747)
Net income (loss)	21,701	47,271	—	213,266	(535)	(24,566)	—	257,136
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	3,467	—	3,467
Net income (loss) attributable to Nelnet, Inc.	$21,701	47,271	—	213,266	(535)	(21,099)	—	260,603

Total assets as of September 30, 2021	$238,602	415,178	—	20,001,997	413,155	1,740,060	(406,253)	22,402,739

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

	Nine months ended September 30, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank (a)	Corporate and Other Activities	Eliminations	Total
Total interest income	$403	2,777	—	474,468	—	4,397	(1,228)	480,818
Interest expense	97	54	—	275,492	—	3,373	(1,228)	277,788
Net interest income	306	2,723	—	198,976	—	1,024	—	203,030
Less provision (negative provision) for loan losses	—	—	—	73,476	—	—	—	73,476
Net interest income after provision for loan losses	306	2,723	—	125,500	—	1,024	—	129,554
Other income/expense:
Loan servicing and systems revenue	337,571	—	—	—	—	—	—	337,571
Intersegment revenue	27,878	17	—	—	—	—	(27,895)	—
Education technology, services, and payment processing revenue	—	217,100	—	—	—	—	—	217,100
Communications revenue	—	—	57,390	—	—	—	—	57,390
Other	6,897	373	1,256	4,951	—	56,435	—	69,910
Gain on sale of loans	—	—	—	33,023	—	—	—	33,023
Impairment expense and provision for beneficial interests, net	—	—	—	(26,303)	—	(8,116)	—	(34,419)
Derivative settlements, net	—	—	—	7,666	—	—	—	7,666
Derivative market value adjustments, net	—	—	—	(21,072)	—	—	—	(21,072)
Total other income/expense	372,346	217,490	58,646	(1,735)	—	48,319	(27,895)	667,169
Cost of services:
Cost to provide education technology, services, and payment processing services	—	63,424	—	—	—	—	—	63,424
Cost to provide communications services	—	—	17,240	—	—	—	—	17,240
Total cost of services	—	63,424	17,240	—	—	—	—	80,664
Operating expenses:
Salaries and benefits	211,806	73,678	16,471	1,301	—	61,964	—	365,220
Depreciation and amortization	27,941	7,115	32,482	—	—	19,811	—	87,349
Other expenses	43,277	11,544	9,681	12,253	—	38,428	—	115,184
Intersegment expenses, net	48,069	10,366	1,650	29,839	—	(62,030)	(27,895)	—
Total operating expenses	331,093	102,703	60,284	43,393	—	58,173	(27,895)	567,753
Income (loss) before income taxes	41,559	54,086	(18,878)	80,372	—	(8,830)	—	148,306
Income tax (expense) benefit	(9,974)	(12,981)	4,531	(19,289)	—	7,426	—	(30,286)
Net income (loss)	31,585	41,105	(14,347)	61,083	—	(1,404)	—	118,020
Net loss (income) attributable to noncontrolling interests	—	—	—	—	—	(568)	—	(568)
Net income (loss) attributable to Nelnet, Inc.	$31,585	41,105	(14,347)	61,083	—	(1,972)	—	117,452

Total assets as of September 30, 2020	$211,726	382,608	305,276	20,686,478	—	770,621	(134,183)	22,222,526

(a)    Nelnet Bank launched operations on November 2, 2020. Accordingly, there are no operating results for the Nelnet Bank operating segment in the nine months ended September 30, 2020.

11. Disaggregated Revenue
The following tables provides disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments (except ALLO).
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Government servicing - Nelnet	$37,595	36,295	107,843	112,305
Government servicing - Great Lakes	46,489	45,350	133,654	137,010
Private education and consumer loan servicing	13,198	7,928	34,563	24,733
FFELP servicing	4,557	4,912	13,930	15,443
Software services	6,952	10,426	22,779	32,395
Outsourced services	3,560	8,883	23,192	15,685
Loan servicing and systems revenue	$112,351	113,794	335,961	337,571

Education Technology, Services, and Payment Processing

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Tuition payment plan services	$23,618	22,477	79,706	77,011
Payment processing	39,852	35,420	97,898	88,329
Education technology and services	21,098	15,840	78,153	50,820
Other	756	384	1,527	940
Education technology, services, and payment processing revenue	$85,324	74,121	257,284	217,100

Other Income/Expense
The following table provides the components of "other" in "other income/expense" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income/gains from investments, net	$16,050	1,687	40,141	51,772
Investment advisory services	2,400	4,463	6,242	8,187
ALLO preferred return	2,043	—	6,384	—
Management fee revenue	727	2,353	2,541	6,897
Borrower late fee income	514	871	1,698	4,377
Loss from ALLO voting membership interest investment	(10,495)	—	(31,620)	—
Loss from solar investments	(3,393)	(11,839)	(7,375)	(12,638)
(Loss) gain on debt repurchased	(3,268)	105	(3,964)	508
Other	7,289	3,862	16,136	10,807
	$11,867	1,502	30,183	69,910

12.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes Educational Loan Services, Inc. ("Great Lakes"), subsidiaries of the Company, each earn loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenues earned by Nelnet Servicing and Great Lakes related to these contracts are set forth in the "Government servicing - Nelnet" and "Government servicing - Great Lakes" line items of the "Loan Servicing and Systems" table in note 11. As of September 30, 2021, Nelnet Servicing and Great Lakes serviced 5.8 million and 7.8 million borrowers, respectively, under their contracts with the Department.
In June 2021, Nelnet Servicing and Great Lakes each received a contract modification from the Department pursuant to which the Department exercised its option to extend the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes from June 14, 2021 through December 14, 2021. In September 2021, Nelnet Servicing and Great Lakes each entered into contract amendments with the Department, pursuant to which the student loan servicing contracts were extended from December 14, 2021 through December 14, 2023.
In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment ("NextGen") for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. Nelnet cannot predict the timing, nature, or ultimate outcome of the NextGen or any other contract procurement process by the Department.

13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2021			As of December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
FFELP loan asset-backed debt securities - available-for-sale	$—	403,660	403,660	—	346,502	346,502
Private education loan asset-backed debt securities - available-for-sale	—	371,724	371,724	—	—	—
Other debt securities - available-for-sale	100	2,237	2,337	103	2,002	2,105
Equity securities (a)	61,573	—	61,573	10,114	—	10,114
Equity securities measured at net asset value (b)			8,471			31,927
Total investments	61,673	777,621	847,765	10,217	348,504	390,648
Total assets	$61,673	777,621	847,765	10,217	348,504	390,648
(a) As of September 30, 2021, $41.6 million and $20.0 million of equity securities were classified as trading and available-for-sale, respectively. All equity securities as of December 31, 2020 were classified as available-for-sale.
(b) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$19,690,209	18,469,372	—	—	19,690,209
Accrued loan interest receivable	834,831	834,831	—	834,831	—
Cash and cash equivalents	191,936	191,936	191,936	—	—
Investments (at fair value)	847,765	847,765	61,673	777,621	—
Beneficial interest in loan securitizations	127,364	108,827	—	—	127,364
Restricted cash	764,089	764,089	764,089	—	—
Restricted cash – due to customers	295,053	295,053	295,053	—	—
Financial liabilities:
Bonds and notes payable	18,854,255	18,610,748	—	18,854,255	—
Accrued interest payable	4,441	4,441	—	4,441	—
Bank deposits	199,372	200,651	42,585	156,787	—
Due to customers	354,543	354,543	354,543	—	—

	As of December 31, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,454,132	19,391,045	—	—	20,454,132
Accrued loan interest receivable	794,611	794,611	—	794,611	—
Cash and cash equivalents	121,249	121,249	121,249	—	—
Investments (at fair value)	390,648	390,648	10,217	348,504	—
Beneficial interest in loan securitizations	58,709	58,331	—	—	58,709
Restricted cash	553,175	553,175	553,175	—	—
Restricted cash – due to customers	283,971	283,971	283,971	—	—
Financial liabilities:
Bonds and notes payable	19,270,810	19,320,726	—	19,270,810	—
Accrued interest payable	28,701	28,701	—	28,701	—
Bank deposits	54,599	54,633	48,422	6,177	—
Due to customers	301,471	301,471	301,471	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 22 of the notes to consolidated financial statements included in the 2020 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2021 and 2020. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2020 Annual Report and elsewhere in this report, and include such risks and uncertainties as:
•risks and uncertainties related to the severity, magnitude, and duration of the coronavirus disease 2019 (“COVID-19”) pandemic, including changes in the macroeconomic environment and consumer behavior, restrictions on business, educational, individual, or travel activities intended to combat the pandemic, and volatility in market conditions resulting from the pandemic, including interest rates, the value of equities, and other financial assets;
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
•risks from changes in the terms of education loans and in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as changes resulting from the

Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the expected decline over time in FFELP loan interest income due to the discontinuation of new FFELP loan originations in 2010 and potential government initiatives or proposals to consolidate existing FFELP loans to the Federal Direct Loan Program, otherwise encourage or allow FFELP loans to be refinanced with Federal Direct Loan Program loans, and/or create additional loan forgiveness or broad debt cancellation programs;
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
•risks related to the expected benefits to the Company and to ALLO Communications LLC (referred to collectively with its holding company ALLO Holdings, LLC as “ALLO”) from the recapitalization and additional funding for ALLO and the Company’s continuing investment in ALLO, and risks related to investments in solar projects, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities;
•risks and uncertainties related to other initiatives to pursue additional strategic investments (and anticipated income therefrom), acquisitions, and other activities, such as the completed and potential additional transactions associated with the sale by Wells Fargo of its private education loan portfolio for which the Company was selected as the new servicer (including risks associated with errors that occasionally occur in converting loan servicing portfolio acquisitions to a new servicing platform, and uncertainties associated with expected income from the joint venture that purchased the Wells Fargo portfolio), including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses;
•risks and uncertainties associated with climate change, including extreme weather events and related natural disasters, which could result in increased loan portfolio credit risks and other asset and operational risks, as well as risks and uncertainties associated with efforts to address climate change; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, reputational and other risks, including the risk of increased regulatory costs resulting from the politicization of student loan servicing, potential changes to corporate tax rates, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company's consolidated financial statements.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
GAAP net income attributable to Nelnet, Inc.	$53,138	71,503	260,603	117,452
Realized and unrealized derivative market value adjustments	(7,260)	(3,440)	(44,455)	21,072
Tax effect (a)	1,742	826	10,669	(5,057)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$47,620	68,889	226,817	133,467

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.38	1.86	6.74	2.99
Realized and unrealized derivative market value adjustments	(0.19)	(0.09)	(1.15)	0.54
Tax effect (a)	0.04	0.02	0.28	(0.13)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.23	1.79	5.87	3.40
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

GAAP net income decreased for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the following factors:
•The recognition of a $14.8 million ($11.3 million after tax) gain from the sale of consumer loans in 2020;
•The impairment of certain Company owned buildings and operating lease assets of $14.2 million ($10.8 million after tax) during 2021 due to continued evaluation of office space needs as employees continue to work from home due to COVID-19;
•The recognition of a net loss of $8.5 million ($6.4 million after tax) during 2021 related to the Company's investments in ALLO; and
•The recognition of a provision for loan losses on the Company's loan portfolio of $5.8 million ($4.4 million after tax) in the third quarter of 2021 compared to a negative provision for loan losses of $5.8 million ($4.4 million after tax) in the third quarter of 2020.
These factors were partially offset by the following items:
•The recognition of net investment gains and income of $16.1 million ($12.2 million after tax) on certain venture capital, real estate, and other investments during 2021;
•A decrease of $8.4 million ($6.4 million after tax) in losses from solar investments in 2021 as compared to 2020; and
•The recognition of a net loss by ALLO of $4.5 million ($3.5 million after tax) during 2020, prior to the deconsolidation of ALLO in December 2020.
GAAP net income increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the following factors:
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
•Net income of $44.5 million ($33.8 million after tax) related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in 2021 as compared to a net loss of $21.1 million ($16.0 million after tax) in 2020;
•The recognition of net investment gains of $40.1 million ($30.5 million after tax) on certain venture capital, real estate, and other investments during 2021;
•A decrease of $23.8 million ($18.1 million after tax) in interest expense during the first quarter of 2021 as a result of the Company reversing a historical accrued interest liability on certain bonds (initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013), which liability the Company determined is no longer probable of being required to be paid;
•The recognition of a net loss by ALLO of $18.9 million ($14.3 million after tax) during 2020, prior to the deconsolidation of ALLO in December 2020;
•The recognition of $18.7 million ($14.2 million after tax) of gains from the sale of loans during 2021;
•An increase of $17.5 million ($13.3 million after tax) in net interest income due to improved loan spread (including derivative settlements) on the Company's loan portfolio in 2021 as compared to 2020, including an increase in fixed rate floor income;
•The recognition of a $10.8 million ($8.2 million after tax) negative provision for loan losses on the Company's loan portfolio during 2021 as a result of management's estimate of certain continued improved economic conditions as compared to a provision expense (excluding the incremental provision for loan losses related to COVID-19) of $10.4 million ($7.9 million after tax) during 2020;
•An increase of $8.3 million ($6.3 million after tax) in investment interest income in 2021 as compared to 2020 primarily from AGM's beneficial interest investments; and
•An increase in net income during 2021 as compared to 2020 of $8.1 million ($6.2 million after tax) from the Education Technology, Services, and Payment Processing operating segment.
These factors were partially offset by the following items:
•The recognition of a $51.0 million ($38.8 million after tax) gain in the second quarter of 2020 to adjust the carrying value of the Company's investment in Hudl to reflect Hudl's May 2020 equity raise transaction value;
•The recognition of $33.0 million ($25.1 million after tax) of gains from the sale of consumer loans during 2020;

•The recognition of a net loss of $25.2 million ($19.2 million after tax) during 2021 related to the Company's investments in ALLO;
•The impairment of certain Company owned buildings and operating lease assets of $14.2 million ($10.8 million after tax) during 2021 due to continued evaluation of office space needs as employees continue to work from home due to COVID-19; and
•A decrease of $6.6 million ($5.0 million after tax) in net interest income due to the decrease in the average balance of loans during 2021 as compared to 2020 as a result of the amortization of the FFELP loan portfolio.
Operating Results
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of September 30, 2021, AGM had a $18.4 billion loan portfolio that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.3 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow.
In addition, the Company earns fee-based revenue through the following reportable operating segments:
•Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Services ("NDS"), which includes the operations of Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes Educational Loan Services, Inc. ("Great Lakes")
•Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Services ("NBS")
Further, the Company earned communications revenue through ALLO, formerly a majority owned subsidiary of the Company prior to a recapitalization of ALLO resulting in the deconsolidation of ALLO from the Company’s financial statements on December 21, 2020. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO, and ALLO’s results of operations, prior to the deconsolidation, are presented by the Company as a reportable operating segment.
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
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured and other corporate related debt transactions. In addition, the Corporate segment includes direct incremental costs associated with Nelnet Bank prior to the UDFI’s approval for its bank charter and certain shared service and support costs incurred by the Company that will not be reflected in Nelnet Bank’s operating results through 2023 (the bank’s de novo period). Such Nelnet Bank-related costs included in the Corporate segment totaled $0.8 million (pre-tax) and $1.3 million (pre-tax) for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million (pre-tax) and $3.8 million (pre-tax) for the nine months ended September 30, 2021 and 2020, respectively.

The information below provides the operating results for each reportable operating segment for the three and nine months ended September 30, 2021 and 2020 (dollars in millions). See "Results of Operations" for each reportable operating segment (except ALLO) under this Item 2 for additional detail.

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

While certain COVID-19 vaccines have been approved and have become widely available for use in the U.S., significant uncertainties remain, including with respect to the effectiveness of vaccines against existing and new variant strains of the virus which could be vaccine resistant, the potential impacts of variations in vaccination rates among different geographical areas and demographic segments, emerging targeted vaccine mandates, and booster vaccines, and the potential for additional future spikes in infection rates including through breakthrough infections among the fully vaccinated. As a result, although the economy has improved since the pandemic began, it is still uncertain when or if economic activity and business operations at pre-pandemic levels for the Company's customers will resume. In addition, a significant number of the Company's employees continue to work from home, either full-time or dividing their work days between working from home and working in the office as the Company has offered employees flexibility in the amount of time they work in recently re-opened offices. During the third quarter of 2021, the Company evaluated the use of office space due to COVID-19 and recorded an impairment charge on certain real estate assets of $14.2 million.
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

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the three and nine months ended September 30, 2021 compared to the same periods in 2020 is provided below.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020	Additional information
Loan interest	$124,096	134,507	370,219	462,439
Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in gross fixed rate floor income during the nine months ended September 30, 2021 due to lower interest rates in 2021 as compared to 2020.

Investment interest	12,558	5,238	29,122	18,379	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to interest income earned on loan beneficial interest investments, partially offset by a decrease in interest rates in 2021 as compared to 2020.
Total interest income	136,654	139,745	399,341	480,818
Interest expense	50,176	58,423	127,939	277,788
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

Net interest income	86,478	81,322	271,402	203,030
Less provision (negative provision) for loan losses	5,827	(5,821)	(10,847)	73,476
During the first quarter of 2020, the Company recognized an incremental provision of $63.0 million as a result of an increase in expected defaults due to the COVID-19 pandemic. During the third quarter of 2020, the Company recognized negative provision of $5.8 million due to management's estimate of improved economic conditions. The Company recognized a negative provision of $17.0 million in the first quarter of 2021 due to management's estimate of improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. Provision expense recognized for the three months ended September 30, 2021 represents provision primarily for new loans originated and acquired during the period.

Net interest income after provision for loan losses	80,651	87,143	282,249	129,554
Other income/expense:
LSS revenue	112,351	113,794	335,961	337,571	See LSS operating segment - results of operations.
ETS&PP revenue	85,324	74,121	257,284	217,100	See ETS&PP operating segment - results of operations.
Communications revenue	—	20,211	—	57,390	As discussed above, on December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Other	11,867	1,502	30,183	69,910	See table below for the components of "other."
Gain on sale of loans	3,444	14,817	18,715	33,023
On May 14, 2021 and September 29, 2021, the Company sold $77.4 million (par value) and $18.4 million (par value) of consumer loans, respectively, to an unrelated third party and recognized a gain of $15.3 million (pre-tax) and $3.2 million (pre-tax), respectively. The Company also sold $124.2 million (par value) and $60.8 million (par value) of consumer loans in January 2020 and July 2020, respectively, and recognized gains of $18.2 million and $14.8 million, respectively.

Impairment expense and provision for beneficial interests, net	(14,159)	—	(12,223)	(34,419)
During the third quarter of 2021, the Company evaluated the use of office space as a large number of employees continue to work from home due to COVID-19. As a result of this evaluation, the Company recorded an impairment charge during the third quarter of 2021 of $14.2 million. The impairment charge related primarily to building and operating lease assets. During the first quarter of 2020, the Company recognized impairments of $26.3 million and $7.8 million related to beneficial interest in consumer loan securitization investments and several venture capital investments, respectively. Such impairments were the result of estimated impacts from the COVID-19 pandemic. During the first quarter of 2021, the Company reversed the remaining allowance of $2.4 million related to the beneficial interest in consumer loan securitizations due to continued improved economic conditions.

Derivative settlements, net	(5,909)	(2,391)	(15,587)	7,666	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See AGM operating segment - results of operations.
Derivative market value adjustments, net	7,260	3,440	44,455	(21,072)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the three and nine months ended September 30, 2021 and 2020 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.

Total other income/expense	200,178	225,494	658,788	667,169
Cost of services:
Cost to provide education technology, services, and payment processing services	31,335	25,243	80,063	63,424
Represents primarily direct costs to provide payment processing and instructional services in the ETS&PP operating segment. Increase in 2021 compared to 2020 was primarily due to additional instructional services costs.

Cost to provide communications services	—	5,914	—	17,240	As discussed above, on December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Total cost of services	31,335	31,157	80,063	80,664
Operating expenses:
Salaries and benefits	128,592	126,096	363,351	365,220	Increase in the three months ended September 30, 2021 compared to the same period in 2020 was due to an increase in headcount in the (i) LSS operating segment as the Company prepares for the resumption of federal student loan payments and other activities after the CARES Act suspension expires on January 31, 2022; and (ii) ETS&PP operating segment to support the growth of its customer base, the investment in the development of new technologies, and businesses it acquired in December 2020. These increases were partially offset by the deconsolidation of ALLO from the Company's consolidated financial statements. Decrease in the nine months ended September 30, 2021 compared to the same period in 2020 was due to (i) a decrease in contact center operations and support personnel throughout the first half of 2021 in the LSS operating segment as a result of the suspension of federal student loan payments under the CARES Act; and (ii) the deconsolidation of ALLO from the Company's consolidated financial statements. These decreases were partially offset by an increase in expenses in the ETS&PP operating segment due to the items discussed above.
Depreciation and amortization	15,710	30,308	56,129	87,349	Decrease was primarily due to the deconsolidation of ALLO from the Company's consolidated financial statements on December 21, 2020, resulting in no ALLO depreciation expense for the Company in 2021.
Other expenses	38,324	34,744	107,611	115,184	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase in the three months ended September 30, 2021 as compared to the same period in 2020 was due to (i) an increase in expenses in the ETS&PP operating segment due to higher costs for consulting and professional fees due to investments in new technologies, an increase in travel and in-person conferences, and businesses it acquired in December 2020. These items were partially offset by the deconsolidation of ALLO in December 2020. Decrease in the nine months ended September 30, 2021 compared to the same period in 2020 was due to (i) cost savings in the LSS segment from an increase in the adoption of electronic borrower statements and correspondence and a decrease in printing and postage while loan payments are suspended as a result of COVID-19 borrower relief efforts; and (ii) the deconsolidation of ALLO in December 2020. These items were partially offset by an increase in costs in the ETS&PP operating segment due to the items discussed above.
Total operating expenses	182,626	191,148	527,091	567,753
Income before income taxes	66,868	90,332	333,883	148,306
Income tax expense	15,649	19,156	76,747	30,286
The effective tax rate was 22.75% and 21.13% for the three months ended September 30, 2021 and 2020, respectively, and 22.75% and 20.50% for the nine months ended September 30, 2021 and 2020, respectively. The Company currently expects its effective tax rate for 2021 will range between 22 and 24 percent.

Net income	51,219	71,176	257,136	118,020
Net loss (income) attributable to noncontrolling interests	1,919	327	3,467	(568)
Net income attributable to Nelnet, Inc.	$53,138	71,503	260,603	117,452

The following table summarizes the components of "other" in "other income/expense" on the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income/gains from investments, net (a)	$16,050	1,687	40,141	51,772
Investment advisory services (b)	2,400	4,463	6,242	8,187
ALLO preferred return (c)	2,043	—	6,384	—
Management fee revenue (d)	727	2,353	2,541	6,897
Borrower late fee income (e)	514	871	1,698	4,377
Loss from ALLO voting membership interest investment (f)	(10,495)	—	(31,620)	—
Loss from solar investments (g)	(3,393)	(11,839)	(7,375)	(12,638)
(Loss) gain on debt repurchased	(3,268)	105	(3,964)	508
Other	7,289	3,862	16,136	10,807
Other income	$11,867	1,502	30,183	69,910

(a)     During the three and nine months ended September 30, 2021, the Company recognized (pre-tax) realized and unrealized gains from certain real estate and venture capital investments, including realized gains from the sale of certain real estate investments of $11.2 million and $22.2 million, respectively. During the second quarter of 2020, the Company recognized a $51.0 million (pre-tax) gain to adjust the carrying value of its investment in Hudl to reflect Hudl’s May 2020 equity raise transaction value.
See the caption "Subsequent Events" in note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for information regarding investment-related events subsequent to September 30, 2021 which are expected to impact income from investments in the fourth quarter of 2021.
(b)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 25 basis points on the majority of the outstanding balance of asset-backed securities under management and up to 50 percent of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of September 30, 2021, the outstanding balance of asset-backed securities under management subject to these arrangements was $1.9 billion. In addition, WRCM earns annual management fees of five basis points for certain other investments under management.
(c)    Represents the Company's income on its preferred membership interests in ALLO, which was deconsolidated from the Company's financial statements in December 2020. As of September 30, 2021, the amount of preferred membership interests held by the Company was $129.7 million, which earns a preferred annual return of 6.25 percent.
(d)    Represents revenue earned from providing administrative support and marketing services, which primarily was to Great Lakes’ former parent company under a contract that expired in January 2021.
(e)    Represents borrower late fees earned by the AGM operating segment. The decrease was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.
(f)    Represents the Company's share of loss on its voting membership interests in ALLO. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the accounting for and income statement impact of this investment during 2021.
(g)    Represents the Company's share of loss from solar investments under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Servicing volume (dollars in millions):
Nelnet Servicing:
Government	$183,790	185,477	185,315	189,932	191,678	195,875	195,030	198,743
FFELP	33,185	32,326	31,392	31,122	30,763	30,084	29,361	28,244
Private and consumer	16,033	16,364	16,223	16,267	16,226	21,397	24,758	24,229
Great Lakes:
Government	239,980	243,205	243,609	249,723	251,570	257,806	257,420	262,311
Total	$472,988	477,372	476,539	487,044	490,237	505,162	506,569	513,527

Number of servicing borrowers:
Nelnet Servicing:
Government	5,574,001	5,498,872	5,496,662	5,604,685	5,645,946	5,664,094	5,636,781	5,791,521
FFELP	1,478,703	1,423,286	1,370,007	1,332,908	1,300,677	1,233,461	1,198,863	1,150,214
Private and consumer	682,836	670,702	653,281	649,258	636,136	882,477	1,039,537	1,097,252
Great Lakes:
Government	7,396,657	7,344,509	7,346,691	7,542,679	7,605,984	7,637,270	7,616,270	7,778,535
Total	15,132,197	14,937,369	14,866,641	15,129,530	15,188,743	15,417,302	15,491,451	15,817,522

Number of remote hosted borrowers:	6,433,324	6,354,158	6,264,559	6,251,598	6,555,841	4,307,342	4,338,570	4,548,541

Government Loan Servicing
Nelnet Servicing's and Great Lakes' current student loan servicing contracts with the Department are currently scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment ("NextGen") for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. Nelnet cannot predict the timing, nature, or ultimate outcome of the NextGen or any other contract procurement process by the Department.
Nelnet Servicing and Great Lakes are two of the current eight private sector entities that have student loan servicing contracts with the Department. On July 8, 2021 and July 19, 2021, the Pennsylvania Higher Education Assistance Agency ("PHEAA") and the New Hampshire Higher Education Association Foundation Network ("Granite State"), two of the current existing servicers for the Department, announced that they will exit the federal student loan servicing business after their current contracts with the Department expire in December 2021. In addition, in October 2021, Maximus assumed Navient's student loan servicing contract with the Department.
PHEAA services approximately 8.5 million borrowers under its contract. The Department has indicated that the PHEAA servicing volume will be transitioned to other servicers, including the Company. A portion of the PHEAA servicing volume will be transitioned to other servicers prior to January 31, 2022, which is the effective date on which federal student loan payments will no longer be suspended under the CARES Act. The remaining PHEAA volume will begin to transfer to other servicers during the second quarter of 2022. The Company currently anticipates up to 1 million PHEAA borrowers will be transitioned to its servicing platform prior to January 31, 2022.
Granite State services approximately 1.3 million borrowers under its contract. Granite State servicing volume has been and will continue to be transitioned to Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, during the third and fourth quarters of 2021. Both Granite State and Edfinancial utilize Nelnet Servicing's platform to service their loans for the Department.
The Department currently allocates new loan volume among its servicers based on certain performance metrics that measure the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers, and that measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recent publicly announced performance metrics used by the Department for the quarterly periods January 1, 2021 through June 30, 2021, Great Lakes’ and Nelnet Servicing’s overall rankings among the remaining six go-forward servicers for the Department were third and fifth, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes beginning September 1, 2021 are 18% and 12%, respectively.
Servicing contract amendments entered into with the Department in September 2021 to extend the contracts through December 2023, also amended the methodology for performance measurements and new loan volume allocations, in substantial part by reflecting newly designed service level performance metrics under which, along with portfolio performance metrics, the Department will evaluate each servicer and make new loan volume allocations on a quarterly basis. The new service level performance metrics will be a substantial driver used by the Department to allocate new loan volume among the servicers.
The CARES Act, among other things, provides broad relief for federal student loan borrowers through January 31, 2022. Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company received less servicing revenue per borrower from the Department based on the borrower forbearance status through September 30, 2020 than what was earned on such accounts prior to these provisions, and the Department further reduced the monthly rate paid to its servicers for those in forbearance status for the period from October 1, 2020 through January 31, 2022 from $2.19 per borrower to $2.05 per borrower. The Company currently anticipates revenue per borrower from the Department will increase to pre-CARES Act levels beginning February 1, 2022. In addition, during the fourth quarter of 2021 and first quarter of 2022, the Company anticipates earning additional revenue from the Department based on incremental work to be performed by the Company to support the Department borrowers coming out of forbearance. Such services and activities include extended hours of operation and outbound engagement.
Private Education Loan Servicing
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education student loans representing approximately 445,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March 2021, approximately 261,000 borrowers were converted to the Company's servicing platform, with the vast majority of the remaining borrowers converted in the second quarter of 2021.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	Additional information
Net interest income	$7	10	25	306	Decrease was due to lower interest rates in 2021 as compared to 2020.
Loan servicing and systems revenue	112,351	113,794	335,961	337,571	See table below for additional information.
Intersegment servicing revenue	8,621	8,287	25,369	27,878
Represents revenue earned by the LSS operating segment from servicing loans for the AGM and Nelnet Bank operating segments. Increase in the three months ended September 20, 2021 as compared to the same period in 2020 was due to an increase in private loan servicing revenue from AGM related to AGM's partial ownership of the former Wells Fargo private education loan portfolio, partially offset by the expected amortization of AGM's FFELP portfolio. Decrease in the nine months ended September 30, 2021 compared to the same period in 2020 was due to the impact of borrower relief policies implemented in March 2020 in response to the COVID-19 pandemic and the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	727	2,353	2,541	6,897	Represents revenue earned from providing administrative support and marketing services, which primarily was to Great Lakes’ former parent company under a contract that expired in January 2021.
Impairment expense	(13,243)	—	(13,243)	—	During the third quarter of 2021, the Company evaluated use of office space as a large number of employees continue to work from home due to COVID-19. As a result of this evaluation, the Company recorded a non-cash impairment charge during the third quarter of 2021. The impairment charge recognized by the LSS operating segment related primarily to building and building improvement assets.
Total other income	108,456	124,434	350,628	372,346

Salaries and benefits	75,305	72,912	210,151	211,806
Decrease in the nine months ended September 30, 2021 compared to the same period in 2020 was due to a decrease in contact center operations and support personnel as a result of the suspension of federal student loan payments beginning in March 2020 under the CARES Act. Increase in the three months ended September 30, 2021 compared to the same period in 2020 was due to the Company hiring contact center operations and support associates to prepare for the resumption of federal student loan payments and other activities after the CARES Act suspension expires on January 31, 2022. The Company currently expects salaries and benefits to continue to increase as it prepares for the provisions of the CARES Act to expire.

Depreciation and amortization	4,245	9,951	20,411	27,941	Includes depreciation on property and equipment and amortization of intangibles from the Great Lakes acquisition in February 2018. Amortization of intangible assets for the three months ended September 30, 2021 and 2020 was $0.7 million and $5.6 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $11.6 million and $15.4 million, respectively. The majority of the Great Lakes intangible assets became fully amortized at June 30, 2021. Excluding amortization of intangible assets, the decrease in 2021 compared to 2020 was due to certain purchases to integrate Great Lakes and expand servicing capacity becoming fully depreciated.
Other expenses	12,738	12,407	39,296	43,277
Decrease in the nine months ended September 30, 2021 compared to the same period in 2020 was due to cost savings as a result of the impact of the COVID-19 pandemic and the resulting CARES Act (which became effective March 13, 2020), primarily through a significant reduction of borrower statement printing and postage costs while student loan payments are suspended. The Company currently expects these costs will increase when the provisions of the CARES Act expire, scheduled for January 31, 2022. Decrease was also due to cost savings from an increase in the adoption of electronic borrower statements and correspondence.

Intersegment expenses	19,217	15,834	52,241	48,069
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase in 2021 was due to the Company hiring contact center operations and support associates during the third quarter of 2021 in preparation for the provisions of the CARES Act to expire January 31, 2022. The Company currently expects intersegment expenses to continue to increase as it prepares for the provisions of the CARES Act to expire.

Total operating expenses	111,505	111,104	322,099	331,093
(Loss) income before income taxes	(3,042)	13,340	28,554	41,559
Income tax benefit (expense)	730	(3,201)	(6,853)	(9,974)	Represents income tax expense at an effective tax rate of 24%.
Net (loss) income	$(2,312)	10,139	21,701	31,585

GAAP before tax operating margin	(2.5)%	10.7%	7.9%	11.2%
Before tax operating margin, excluding impairment expense, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the LSS segment is calculated as income before income taxes (excluding impairment expense) divided by the total of loan servicing and systems revenue, intersegment servicing revenue, and other income revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

Before tax operating margin, excluding impairment expense, decreased for the three months ended September 30, 2021 as compared to the same period in 2020 due to increased operating expenses as the Company prepares for the provisions of the CARES Act to expire on January 31, 2022. Before tax operating margin, excluding impairment expense, increased for the nine months ended September 30, 2021 as compared to the same period in 2020 due to operating expenses being lower throughout the first half of 2021 as a result of the suspension of federal student loan payments under the CARES Act as discussed above.

Impairment expense	10.9%	—	3.6%	—
Non-GAAP before tax operating margin, excluding impairment expense	8.4%	10.7%	11.5%	11.2%

Loan servicing and systems revenue

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	Additional information
Government servicing - Nelnet	$37,595	36,295	107,843	112,305
Represents revenue from Nelnet Servicing's Department servicing contract. Decrease in the nine months ended September 30, 2021 compared to the same period in 2020 was due to a decrease in revenue from the administration of the Total and Permanent Disability (TPD) Discharge program, decrease in fees earned from the Department for originating consolidation loans, decrease in revenue earned per borrower as a result of the suspension of federal student loan payments under the CARES Act, and further decrease in revenue earned per borrower (from the monthly rate of $2.19 per borrower to $2.05 per borrower) as a result of the Department issuing a change request effective October 1, 2020. These items were partially offset by an increase in the number of borrowers serviced. Increase in revenue for the three months ended September 30, 2021 compared to the same period in 2020 was a result of an increase in the number of borrowers serviced, partially offset by a decrease in revenue earned per borrower (from the monthly rate of $2.19 per borrower to $2.05 per borrower) as a result of the Department issuing a change request effective October 1, 2020.

Government servicing - Great Lakes	46,489	45,350	133,654	137,010
Represents revenue from Great Lakes' Department servicing contract. Changes among the current and comparable prior periods were due to the same factors as discussed immediately above for Nelnet Servicing, except that Great Lakes does not administer the TPD discharge program.

Private education and consumer loan servicing	13,198	7,928	34,563	24,733
Increase for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was due to the addition of the former Wells Fargo private education loan borrowers converted to the Company's servicing platform during March and the second quarter of 2021. Excluding revenue earned on the former Wells Fargo portfolio, revenue for the three and nine months ended September 30, 2021 decreased compared to the comparable periods in 2020. The decrease in revenue was due to a decrease in the number of legacy borrowers serviced, a decrease in origination fee revenue, and the impact of borrower relief policies implemented by private lenders in response to the COVID-19 pandemic.

FFELP servicing	4,557	4,912	13,930	15,443
Decrease in 2021 compared to 2020 was due to a decrease in the number of borrowers serviced. In addition, decrease during the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the impact of borrower relief policies implemented by lenders in response to the COVID-19 pandemic. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	6,952	10,426	22,779	32,395	Decrease in 2021 compared to 2020 was due to many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, expiring in January 2021. This decrease in revenue was partially offset by an increase in the number of remote hosted servicing borrowers in 2021 as compared to 2020.
Outsourced services	3,560	8,883	23,192	15,685
The majority of this revenue relates to providing contact center and back office operational outsourcing services. During 2020, the Company began providing services to state agencies to process unemployment claims and conduct certain health tracing support activities (including vaccination registration support). Outsourcing activities provided to state agencies are performed under shorter-term contracts. Revenue from providing these services to state agencies was $1.3 million and $6.6 million for the three months ended September 30, 2021 and 2020, respectively, and $16.3 million and $9.7 million during the nine months ended September 30, 2021 and 2020, respectively. Outsourcing activities provided to state agencies decreased during the third quarter of 2021 as the needs for such services have decreased from prior periods.

Loan servicing and systems revenue	$112,351	113,794	335,961	337,571

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
On December 31, 2020, the Company acquired HigherSchool Instructional Services ("HigherSchool"), a services company that provides supplemental instructional services and educational professional development for K-12 schools in New York City, and CD2 LLC ("CD2"), a platform technology solution that includes learning management, collaboration/workflow, gamification, customer management/document storage, and employee boarding. The results of HigherSchool and CD2 are reported in the Company’s consolidated financial statements from the date of acquisition. Revenue recognized by these acquisitions during the three and nine months ended September 30, 2021 was $3.4 million and $18.5 million, respectively.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	Additional information
Net interest income	$344	351	818	2,723
Represents interest income on tuition funds held in custody for schools. Decrease was due to a significant decrease in interest rates in March 2020. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	85,324	74,121	257,284	217,100	See table below for additional information.
Intersegment revenue	3	3	9	17
Other income	13	373	13	373
Total other income	85,340	74,497	257,306	217,490
Cost to provide education technology, services, and payment processing services	31,335	25,243	80,063	63,424	See table below for additional information.
Salaries and benefits	29,119	25,460	82,154	73,678
Increase in 2021 compared to 2020 was due to an increase in headcount to support the growth of the customer base, the investment in the development of new technologies, and the acquisitions of HigherSchool and CD2.

Depreciation and amortization	2,762	2,366	8,789	7,115
Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $2.6 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively, and $8.3 million and $7.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in 2021 compared to 2020 was due to the acquisitions of HigherSchool and CD2.

Other expenses	4,804	3,126	14,063	11,544
Increase was due to higher costs for consulting and professional fees due to investments in new technologies, the acquisitions of HigherSchool and CD2, and an increase in travel and in-person conferences during the third quarter of 2021.

Intersegment expenses, net	3,672	3,610	10,856	10,366	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	40,357	34,562	115,862	102,703
Income before income taxes	13,992	15,043	62,199	54,086
Income tax expense	(3,358)	(3,610)	(14,928)	(12,981)	Represents income tax expense at an effective tax rate of 24%.
Net income	$10,634	11,433	47,271	41,105

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	Additional information
Tuition payment plan services	$23,618	22,477	79,706	77,011
Revenue increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 as a result of a higher number of payment plans in the K-12 market, partially offset due to enrollment for institutions of higher education decreasing as a result of COVID-19.

Payment processing	39,852	35,420	97,898	88,329
Payment volumes in 2021 increased as compared to 2020 in both the K-12 and higher education markets. The increase in payments volume is driven by both new customers and an increase in volume from existing customers.

Education technology and services	21,098	15,840	78,153	50,820
Increase in 2021 compared to 2020 was primarily the result of the HigherSchool and CD2 acquisitions. Additionally, revenues from the Company’s school information system software, application and enrollment products, grant and aid assessments, and FACTS Education Solutions instructional and professional development services increased compared to the prior year.

Other	756	384	1,527	940
Education technology, services, and payment processing revenue	85,324	74,121	257,284	217,100
Cost to provide education technology, services, and payment processing services	31,335	25,243	80,063	63,424
Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also included as a component of this expense and were a driver in the increase in 2021 compared to 2020 due to the acquisition of HigherSchool and growth in the FACTS Education Solutions division.

Net revenue	$53,989	48,878	177,221	153,676
Before tax operating margin	25.9%	30.8%	35.1%	35.2%
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

The decrease in margin for the three months ended September 30, 2021 as compared to the same period in 2020 was due to investment in the development of new technologies and increase in travel and in-person conferences in 2021.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2021, the AGM operating segment had a $18.4 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 20 years and has a weighted average remaining life of 9.3 years. For a summary of the Company’s loan portfolio as of September 30, 2021 and December 31, 2020, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$19,331,725	19,830,397	19,559,108	20,798,719
Loan acquisitions:
Federally insured student loans	70,844	137,714	833,313	947,288
Private education loans	1,680	—	88,131	80,908
Consumer loans	20,939	26,446	61,319	112,257
Total loan acquisitions	93,463	164,160	982,763	1,140,453
Repayments, claims, capitalized interest, participations, and other, net	(818,554)	(277,949)	(1,415,249)	(1,715,214)
Consolidation loans lost to external parties	(145,270)	(136,263)	(587,841)	(519,364)
Consumer loans sold	(18,390)	(60,779)	(95,807)	(185,028)
Other loans sold	(5,280)	—	(5,280)	—
Ending balance	$18,437,694	19,519,566	18,437,694	19,519,566

The Company has also purchased partial ownership in certain private education, consumer, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to September 30, 2021, the Company’s ownership correlates to approximately $545 million, $250 million, and $485 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
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
Allowance for Loan Losses and Loan Delinquencies
For a summary of the Company's activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020, and a summary of the Company's loan status and delinquency amounts as of September 30, 2021, December 31, 2020, and September 30, 2020, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
AGM's total allowance for loan losses of $137.3 million at September 30, 2021 represents reserves equal to 0.6% of AGM's federally insured loans (or 23.6% of the risk sharing component of the loans that is not covered by the federal guaranty), 5.3% of AGM's private education loans, and 12.0% of AGM's consumer loans.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Variable loan yield, gross	2.61%	2.77%	2.65%	3.29%
Consolidation rebate fees	(0.85)	(0.84)	(0.84)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.03	0.01	0.01	0.02
Variable loan yield, net	1.79	1.94	1.82	2.47
Loan cost of funds - interest expense (a) (b)	(0.99)	(1.16)	(1.03)	(1.82)
Loan cost of funds - derivative settlements (c) (d)	(0.02)	0.02	(0.01)	0.07
Variable loan spread	0.78	0.80	0.78	0.72
Fixed rate floor income, gross	0.75	0.73	0.75	0.58
Fixed rate floor income - derivative settlements (c) (e)	(0.11)	(0.07)	(0.10)	(0.02)
Fixed rate floor income, net of settlements on derivatives	0.64	0.66	0.65	0.56
Core loan spread	1.42%	1.46%	1.43%	1.28%

Average balance of AGM's loans	$19,084,320	19,866,040	19,178,788	20,300,617
Average balance of AGM's debt outstanding	18,863,730	19,632,675	18,890,832	20,153,478

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
(b)    In the third quarter of 2021, the Company redeemed certain asset-backed debt securities prior to their legal maturity, resulting in the recognition of $1.5 million in interest expense from the write-off of all remaining debt issuance costs related to the initial issuance of such bonds. This expense was excluded in the table above.
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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Core loan spread	1.42%	1.46%	1.43%	1.28%
Derivative settlements (1:3 basis swaps)	0.02	(0.02)	0.01	(0.07)
Derivative settlements (fixed rate floor income)	0.11	0.07	0.10	0.02
Loan spread	1.55%	1.51%	1.54%	1.23%

(d)    Derivative settlements consist of net settlements (paid) received related to the Company’s 1:3 basis swaps.
(e)    Derivative settlements consist of net settlements paid related to the Company’s floor income interest rate swaps.
A trend analysis of AGM's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
Q4 19
Q1 20
Q2 20
Q3 20
Q4 20
Q1 21
Q2 21
Q3 21
1.14%
1.02%
1.35%
1.46%
1.50%
1.45%
1.41%
1.42%
0.76%
0.62%
0.74%
0.80%
0.85%
0.80%
0.75%
0.78%
0.12%
0.29%
0.41%
0.14%
0.12%
0.11%
0.11%
0.09%
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
Variable loan spread increased during the nine months ended September 30, 2021 compared to the same period in 2020 due to a narrowing of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first and second quarters of 2020 was the result of a significant decrease in interest rates during March 2020 and the first half of the second quarter of 2020. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.

The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed rate floor income, gross	$35,850	36,633	108,029	87,258
Derivative settlements (a)	(5,209)	(3,588)	(14,648)	(2,772)
Fixed rate floor income, net	$30,641	33,045	93,381	84,486
Fixed rate floor income contribution to spread, net	0.64%	0.66%	0.65%	0.56%

(a)    Derivative settlements consist of net settlements paid related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The increase in gross fixed rate floor income for the nine months ended September 30, 2021 compared to the same period in 2020 was due to lower interest rates in 2021 as compared to 2020. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
On March 5, 2021, the ICE Benchmark Administration Limited (the “IBA”), which administers LIBOR, published the results of a consultation confirming its intention to cease the publication of LIBOR (i) after June 30, 2023 in the case of U.S. Dollar LIBOR rates for one-month, three-month, and certain other tenors, and (ii) after December 31, 2021 in all other cases. Also on March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates the IBA, announced that it does not intend to sustain LIBOR by requiring panel banks to continue providing quotations of LIBOR beyond the dates for which they have notified their departure from IBA’s LIBOR quotation scheme, or to require IBA to publish LIBOR beyond such dates. As a result, immediately after the announced LIBOR discontinuation dates specified above, respectively, LIBOR will no longer be representative of the underlying market and economic reality that the rates are intended to measure. As of September 30, 2021, the interest earned on a principal amount of $16.9 billion of AGM's FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $16.8 billion of AGM’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. New LIBOR contracts are generally not expected to be entered into after December 31, 2021. The market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2020 Annual Report for additional information.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	Additional information
Net interest income after provision for loan losses	$77,179	86,025	275,092	125,500	See table below for additional analysis.
Other (expense) income	(7,275)	1,004	(4,514)	4,951
During the third quarter of 2021, the Company recognized a loss of $6.3 million and $3.4 million from an investment accounted for under the equity method and from certain repurchases of its own debt, respectively. These items were partially offset by $1.7 million in fees earned for serving as sponsor and administrator on certain non-consolidated securitizations of private education loans sold by Wells Fargo. Excluding these items, other income consists primarily of borrower late fees. Borrower late fees for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.9 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $1.7 million and $4.4 million, respectively. The decrease in borrower late fees in the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic.

Gain on sale of loans	3,444	14,817	18,715	33,023
On May 14, 2021 and September 29, 2021, the Company sold $77.4 million (par value) and $18.4 million (par value) of consumer loans, respectively, to an unrelated third party and recognized a gain of $15.3 million (pre-tax) and $3.2 million (pre-tax), respectively. The Company also sold $124.2 million (par value) and $60.8 million (par value) of consumer loans in January 2020 and July 2020, respectively, and recognized gains of $18.2 million and $14.8 million, respectively.

Impairment expense and provision for beneficial interests, net	—	—	2,436	(26,303)	In March 2020, the Company recognized a provision expense of $26.3 million related to its beneficial interest in consumer loan securitization investments as a result of the estimated impacts of the COVID-19 pandemic. During the first quarter of 2021, $2.4 million of such provision was reversed due to improved economic conditions.
Derivative settlements, net	(5,909)	(2,391)	(15,587)	7,666	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	7,260	3,440	44,455	(21,072)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the three and nine months ended September 30, 2021 and 2020 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	(2,480)	16,870	45,505	(1,735)
Salaries and benefits	542	438	1,594	1,301
Other expenses	5,420	3,672	12,763	12,253	The primary component of other expenses is servicing fees paid to third parties. Increase for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was due to $2.3 million of enhanced servicing costs incurred during the third quarter of 2021 on the Company's consumer loan portfolio, partially offset by a decrease of servicing fees as AGM's portfolio decreases.
Intersegment expenses	8,652	8,868	25,627	29,839
Amounts include fees paid to the LSS operating segment for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The decrease in servicing fees for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the expected amortization of AGM's FFELP portfolio and a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic. The decrease in servicing fees for the three months ended September 30, 2021 as compared to the same period in 2020 was due to the expected amortization of AGM's FFELP portfolio. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	14,614	12,978	39,984	43,393
Total operating expenses were 31 basis points and 26 basis points of the average balance of loans for the three months ended September 30, 2021 and 2020, respectively, and 28 basis points and 29 basis points for the nine months ended September 30, 2021 and 2020, respectively. The increase for the three months ended September 30, 2021 as compared to the same period in 2020 was due to enhanced servicing costs incurred during the third quarter of 2021 on the Company's consumer loan portfolio. The decrease for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to a decrease in certain servicing activities beginning in March 2020 due to borrower relief initiatives and policies as a result of the COVID-19 pandemic, partially offset by enhanced servicing costs incurred during the third quarter of 2021 on the Company's consumer loan portfolio.

Income before income taxes	60,085	89,917	280,613	80,372
Income tax expense	(14,421)	(21,580)	(67,347)	(19,289)	Represents income tax expense at an effective tax rate of 24%.
Net income	$45,664	68,337	213,266	61,083
Additional information:
Net income	$45,664	68,337	213,266	61,083	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(7,260)	(3,440)	(44,455)	21,072
Tax effect	1,742	826	10,669	(5,057)
Net income, excluding derivative market value adjustments	$40,146	65,723	179,480	77,098

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	Additional information
Variable interest income, gross	$126,270	138,986	379,705	500,141	Decrease in 2021 compared to 2020 was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(40,340)	(41,768)	(121,662)	(127,292)	Decrease in 2021 compared to 2020 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,230	656	1,776	2,332	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	87,160	97,874	259,819	375,181
Interest on bonds and notes payable	(48,549)	(57,510)	(123,861)	(274,318)
Decrease in 2021 compared to 2020 was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.

Derivative settlements, net (a)	(700)	1,197	(939)	10,438	Derivative settlements include the net settlements (paid) received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	37,911	41,561	135,019	111,301
Fixed rate floor income, gross	35,850	36,633	108,029	87,258
Increase in the nine months ended September 30, 2021 compared to the same period in 2020 was due to lower interest rates in 2021 as compared to 2020. Decrease in the three months ended September 30, 2021 compared to the same period in 2020 was due to a decrease in the balance of fixed rate floor loans, partially offset by a decrease in interest rates.

Derivative settlements, net (a)	(5,209)	(3,588)	(14,648)	(2,772)	Derivative settlements include the settlements paid related to the Company's floor income interest rate swaps. The increase in net settlements paid in 2021 as compared to the same periods in 2020 was due to a decrease in interest rates and an increase in the notional amount of derivatives outstanding.
Fixed rate floor income, net of settlements on derivatives	30,641	33,045	93,381	84,486
Core loan interest income (a)	68,552	74,606	228,400	195,787
Investment interest	8,771	3,452	20,301	12,029	Increase in 2021 compared to 2020 was due to an increase in interest income on the Company's loan beneficial interest investments, partially offset by lower interest rates in 2021 as compared to 2020.
Intercompany interest	(113)	(245)	(421)	(1,174)	Decrease in 2021 compared to 2020 was due to lower interest rates and lower weighted average debt outstanding in 2021 as compared to 2020.
(Provision) negative provision for loan losses - federally insured loans	(4,452)	5,299	3,428	(32,074)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision (provision) for loan losses - private education loans	1,208	5,650	781	(6,471)
(Provision) negative provision for loan losses - consumer loans	(2,696)	(5,128)	7,016	(34,931)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$71,270	83,634	259,505	133,166	Decrease for the three months ended September 30, 2021 as compared to the same period in 2020 was due to (i) a decrease in core loan spread; (ii) a decrease in the average balance of loans; and (iii) a net provision for loan loss recorded in 2021 compared to a net negative provision in 2020. These items were partially offset by an increase in interest income on the Company's loan beneficial interest investments. Increase for the nine months ended September 30, 2021 as compared to the same period in 2020 was due to (i) an increase in core loan spread; (ii) a decrease in interest expense in 2021 as a result of reversing a historical accrued interest liability on certain bonds; (iii) an increase in interest income on the Company's loan beneficial interest investments; and (iv) the recognition of a negative provision for loan losses in 2021 as compared to provision for loan losses in 2020 as a result of the COVID-19 pandemic. These items were partially offset by a decrease in the average balance of loans.
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

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2021, Nelnet Bank had a $192.3 million loan portfolio, consisting of $98.4 million of private education loans and $93.9 million of FFELP loans.
As of September 30, 2021, Nelnet Bank's allowance for loan losses on its portfolio was $0.7 million, which represents reserves equal to 0.3% of Nelnet Bank's federally insured loans (or 12.2% of the risk sharing component of the loans that is not covered by the federal guaranty), and 0.4% of Nelnet Bank's private education loans.
For a summary of Nelnet Bank's activity in the allowance for loan losses for the three and nine months ended September 30, 2021, and a summary of Nelnet Bank's loan status and delinquency amounts as of September 30, 2021 and December 31, 2020, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Beginning balance:	$190,571	17,543
Federally insured student loan acquisitions	—	99,973
Private education loan originations	13,006	99,161
Repayments	(10,865)	(21,863)
Sales to AGM segment	(387)	(2,489)
Ending balance:	$192,325	192,325
Deposits
As of September 30, 2021, Nelnet Bank had $302.2 million of deposits. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs), intercompany savings deposits, and retail and other savings deposits and CDs. The intercompany deposits are deposits from Nelnet, Inc. (the parent company) and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and Nelnet Business Services custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank and Trust Company ("Union Bank"), a related party, is the program manager for the College Savings plans.
Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$95,510	1.36%	56,000	1.36%
Private education loans	95,752	3.14	75,522	3.19
Cash and investments	206,802	1.87	215,213	1.93
Total interest-earning assets	398,064	2.05%	346,735	2.11%
Non-interest-earning assets	10,452		8,758
Total assets	$408,516		355,493
Average liabilities and equity
Brokered deposits	84,175	0.84%	53,459	0.84%
Intercompany deposits	98,436	0.24	83,004	0.25
Retail and other deposits	117,360	0.62	112,255	0.61
Total interest-bearing liabilities	299,971	0.56%	248,718	0.54%
Non-interest-bearing liabilities	5,340		4,178
Equity	103,205		102,597
Total liabilities and equity	$408,516		355,493

Regulatory Capital Requirements
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank's business, results of operations, and financial condition. On January 1, 2020, the Community Bank Leverage Ratio ("CBLR") framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended September 30, 2021 with a leverage ratio of 25.5%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Summary of Operating Results
On November 2, 2020, Nelnet Bank obtained final approval for federal deposit insurance from the FDIC and for a bank charter from the UDFI and Nelnet Bank launched operations. Nelnet Bank's operations are presented by the Company as a reportable operating segment. Costs associated with Nelnet Bank prior to November 2, 2020 are included in the Corporate operating segment. In addition, certain shared service and support costs incurred by the Company are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (the bank's de novo period). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank's operating segment were $0.8 million and $2.5 million for the three and nine months ended September 30, 2021, respectively.

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021	Additional information
Total interest income	$2,061	5,479	Represents interest earned on Nelnet Bank's FFELP and private education student loans, cash, and investments.
Interest expense	421	1,007	Represents interest expense on deposits.
Net interest income	1,640	4,472
(Negative provision) provision for loan losses	(113)	378
Net interest income after provision for loan losses	1,753	4,094
Other income	450	475
Salaries and benefits	890	3,956	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Other expenses	445	1,227	Represents various expenses such as postage, consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses.
Intersegment expenses	32	72	Represents primarily servicing costs paid to the LSS operating segment.
Total operating expenses	1,367	5,255
Income (loss) before income taxes	836	(686)
Income tax (expense) benefit	(200)	151	Represents income tax (expense) benefit at an effective tax rate of 24.0% and 22.0% for the three and nine months ended September 30, 2021, respectively.
Net income (loss)	$636	(535)

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
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company’s net cash provided by operating activities was $212.8 million and $389.7 million, respectively.
As of September 30, 2021, the Company had cash and cash equivalents of $191.9 million. Cash held by Nelnet Bank is generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, cash and cash equivalents as of September 30, 2021 was $170.9 million.
The Company invests excess cash in federally insured student loan asset-backed securities, and the cash proceeds from the sale of these securities could be used for operating and/or other investing opportunities. The Company had a portfolio of federally insured student loan asset-backed securities (classified as available-for-sale) with a fair value of $403.7 million as of September 30, 2021. Investments held by Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, the fair value of federally insured student loan asset-backed securities as of September 30, 2021 was $210.9 million. As of September 30, 2021, the Company had participated $194.2 million of its non-Nelnet Bank federally insured student loan asset-backed securities, and such participation is reflected as debt on the Company's consolidated balance sheet.
The Company also has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of September 30, 2021, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions. In addition, the Company has a $22.0 million secured line of credit agreement that matures on May 30, 2022. As of September 30, 2021, the secured line of credit had $5.0 million outstanding and $17.0 million was available for future use.
In addition, the Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2021, the Company holds $179.7 million (par value) of its own asset-backed securities.
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
Cash Flows
During the nine months ended September 30, 2021, the Company generated $389.7 million in operating activities, compared to generating $173.0 million for the same period in 2020. The increase in such cash flows from operating activities was due to:
•An increase in net income;
•Adjustments to net income for the impact of reduced gains from investments and sale of loans during the nine months ended September 30, 2021, as compared to the same period in 2020, and the non-cash change in deferred income taxes;
•Proceeds from the Company's clearinghouse for margin payments on derivatives for the nine months ended September 30, 2021 compared to payments to the clearinghouse in 2020; and
•The impact of changes to the due to customers liability account and other assets during the nine months ended September 30, 2021 as compared to the same period in 2020.

These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments;
•Adjustments to net income for the impact of the non-cash provision for loan losses, beneficial interests, and impairment charges (a significant portion of which during the nine months ended September 30, 2020 were related to COVID-19), and depreciation and amortization;
•Purchases of equity securities classified as trading; and
•The impact of changes to accrued interest receivable, accounts receivable, and accrued interest payable during the nine months ended September 30, 2021 as compared to the same period in 2020.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2021 was $543.4 million and $640.3 million, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2020 was $953.6 million and $1.4 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of September 30, 2021
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$18,161,773	5/27/25 - 9/25/69
FFELP and private education loan warehouse facilities	123,745	11/22/22 - 2/26/24
	$18,285,518
Bonds and Notes Issued in Asset-backed Securitizations
The majority of AGM’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. Cash generated from student loans funded in asset-backed securitizations provide the sources of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees AGM earns from these transactions, AGM has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.
As of September 30, 2021, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $2.10 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2021. As of September 30, 2021, AGM had $18.2 billion of loans included in asset-backed securitizations, which represented 98.4 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of September 30, 2021, private education and consumer loans funded with operating cash, loans acquired subsequent to September 30, 2021, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments" on the Company's consolidated balance sheets).

Asset-backed Securitization Cash Flow Forecast
$2.10 billion
(dollars in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$-
$170
$380
$290
$260
$190
$180
$105
$70
$70
$45
$40
$50
$85
$165
2021
(Q4)
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034 and after

The forecasted future undiscounted cash flows of approximately $2.10 billion include approximately $1.21 billion (as of September 30, 2021) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.89 billion, or approximately $0.68 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's September 30, 2021 balance of consolidated shareholders' equity.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates that are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions. If management used a prepayment rate assumption two times greater than what was used to forecast the cash flow, the cash flow forecast would be reduced by approximately $115 million to $150 million.
Interest rates: The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $50 million to $75 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced. In addition, the Company attempts to mitigate the impact of this basis risk by entering into certain derivative instruments. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk - AGM Operating Segment."

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
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2021, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $110.0 million, of which $5.4 million was outstanding and $104.6 million was available for additional funding. On October 14, 2021, the Company terminated one of the FFELP warehouse facilities. The remaining FFELP warehouse facility has an aggregate maximum financing amount of $60.0 million and a static advance rate until the expiration date of the liquidity provisions (November 22, 2021). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (November 22, 2022). For further discussion of the Company's FFELP warehouse facilities, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company has a private education loan warehouse facility that, as of September 30, 2021, had an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2022, and a final maturity date of February 13, 2023. As of September 30, 2021, $118.3 million was outstanding under this warehouse facility, $56.7 million was available for future funding, and $12.9 million was advanced as equity support.
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
Private Education Loan Investment
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company has entered into a joint venture with other investors to acquire the loans, and under the joint venture, the Company has an approximately 8 percent interest in the loans and in residual interests in subsequent securitizations of the loans. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March and throughout the second quarter of 2021, the vast majority of the borrowers were converted to the Company's servicing platform. The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility.

On May 20, 2021, June 30, 2021, and August 18, 2021, the joint venture completed asset-backed securitization transactions to permanently finance a total of $7.4 billion of the private education loans purchased by the joint venture. The Company is accounting for its approximately 8 percent residual interest in these securitizations as held-to-maturity beneficial interest investments. These investments are reflected on the Company's consolidated balance sheet as "investments." On behalf of the joint venture, the Company is the sponsor and administrator for these loan securitizations. As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments" and as of September 30, 2021, the fair value of these bonds was $371.7 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third-party. The Company entered into repurchase agreements with third-parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
As of September 30, 2021, $334.5 million was outstanding on the repurchase agreements. The maturity dates on the repurchase agreements are various dates between November 15, 2021 and December 20, 2023, but are subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company pays interest on amounts outstanding on the repurchase agreements based on LIBOR plus an applicable spread, and is also required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit to satisfy any outstanding obligations subject to the repurchase agreements.
On October 27, 2021, the joint venture completed a final asset-backed securitization of $1.2 billion of private education loans that permanently financed all remaining eligible loans temporarily funded in the joint venture limited partnership's warehouse facility.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2021, $878.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During the first nine months of 2021, the Company completed two FFELP asset-backed securitization totaling $1.3 billion (par value). The proceeds from these transactions were used primarily to finance student loans purchased during the period and refinance student loans included in the Company's FFELP warehouse facilities. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on these securitizations.
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
Liquidity Impact Related to ALLO
As previously disclosed, on October 1, 2020, the Company entered into various agreements with SDC, a third party global digital infrastructure investor, and ALLO, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO. After completion of the initial transactions subject to these agreements, SDC, the Company, and members of ALLO's management own approximately 48 percent, 45 percent, and 7 percent, respectively, of the outstanding voting membership interests in ALLO, and upon the receipt of regulatory approvals for the transactions on December 21, 2020, the Company deconsolidated ALLO from the Company's consolidated financial statements. In addition, on January 19, 2021, ALLO obtained certain private debt financing facilities from unrelated third-party lenders providing for aggregate financing of up to $230.0 million. With proceeds from this transaction, a portion of the non-voting preferred membership interests in ALLO held by the Company were redeemed in exchange for an aggregate redemption price payment to the Company of $100.0 million.
The agreements among the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause the redemption, on or before April 2024, of the remaining non-voting preferred membership interests in ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests. As of September 30, 2021, such outstanding preferred membership interests and accrued and unpaid preferred return held by the Company was $129.7 million and $5.6 million, respectively. The non-voting preferred membership interests earn a preferred annual return of 6.25 percent.
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
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2021, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
The Company's unsecured line of credit, discussed above, was amended on September 22, 2021. As part of the amendment, the facility size increased from $455.0 million to $495.0 million and the maturity date was extended from December 16, 2024 to September 22, 2026. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of additional terms that were modified as part of the amendment. As of September 30, 2021, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. The Company also has a $22.0 million secured line of credit agreement with a maturity date of May 30, 2022. As of September 30, 2021, the secured line of credit had $5.0 million outstanding with $17.0 million available for future use. The secured line of credit is secured by several Company-owned properties. Upon the maturity date of the line of credit facilities, there can be no assurance that the Company will be able to maintain these lines of credit, increase the amount outstanding under the lines, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of September 30, 2021, $194.2 million of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of September 30, 2021, 2,909,015 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2021, June 30, 2021, and September 30, 2021 are shown below. For additional information on stock repurchases during the third quarter of 2021, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2021	26,199	$2,009	76.70
Quarter ended June 30, 2021	5,368	399	74.25
Quarter ended September 30, 2021	341,094	25,078	73.52
Total	372,661	$27,486	73.76
Included in the shares repurchased during the quarter ended September 30, 2021 in the table above are a total of 337,717 shares of Class A common stock the Company purchased on August 10, 2021 from various estate planning trusts associated with Shelby J. Butterfield, a significant shareholder of the Company. The shares were purchased at a discount to the closing market price of the Company's Class A common stock as of August 9, 2021, and the transaction was separately approved by the Company's Board of Directors and its Nominating and Corporate Governance Committee. Immediately prior to the Company's repurchase of such shares, certain of the repurchased shares were shares of the Company's Class B common stock that were converted to shares of Class A common stock.
Dividends
On September 15, 2021, the Company paid a third quarter 2021 cash dividend on the Company's Class A and Class B common stock of $0.22 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2021 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.24 per share. The fourth quarter cash dividend will be paid on December 15, 2021 to shareholders of record at the close of business on December 1, 2021.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2021		As of December 31, 2020
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$7,866,098	42.7%	$8,720,480	44.6%
Variable-rate loan assets	10,571,596	57.3	10,838,628	55.4
Total	$18,437,694	100.0%	$19,559,108	100.0%

Fixed-rate debt instruments	$890,843	4.9%	$960,327	5.0%
Variable-rate debt instruments	17,394,675	95.1	18,354,964	95.0
Total	$18,285,518	100.0%	$19,315,291	100.0%
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
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed rate floor income, gross	$35,850	36,633	108,029	87,258
Derivative settlements (a)	(5,209)	(3,588)	(14,648)	(2,772)
Fixed rate floor income, net	$30,641	33,045	93,381	84,486
(a)    Derivative settlements consist of settlements paid related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased for the nine months ended September 30, 2021 as compared to the same period in 2020 due to lower interest rates in 2021 as compared to 2020.
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

The Company enters into derivative instruments to hedge student loans earning fixed rate floor income. The increase in net settlements paid on these derivatives in 2021 as compared to the same periods in 2020 was due to a decrease in interest rates and an increase in the notional amount of derivatives outstanding.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2021.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
< 3.0%	2.87%	0.23%	$1,097,529
3.0 - 3.49%	3.19%	0.55%	1,384,287
3.5 - 3.99%	3.65%	1.01%	1,311,190
4.0 - 4.49%	4.20%	1.56%	979,349
4.5 - 4.99%	4.71%	2.07%	612,533
5.0 - 5.49%	5.22%	2.58%	409,149
5.5 - 5.99%	5.67%	3.03%	272,253
6.0 - 6.49%	6.19%	3.55%	311,004
6.5 - 6.99%	6.70%	4.06%	304,230
7.0 - 7.49%	7.17%	4.53%	114,190
7.5 - 7.99%	7.71%	5.07%	206,858
8.0 - 8.99%	8.18%	5.54%	486,961
> 9.0%	9.05%	6.41%	186,168
			$7,675,701

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2021, the weighted average estimated variable conversion rate was 1.93% and the short-term interest rate was 9 basis points.

The following table summarizes the outstanding derivative instruments as of September 30, 2021 used by AGM to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2021	$100,000	2.95%
2022	500,000	0.94
2023	900,000	0.62
2024	2,500,000	0.35
2025	500,000	0.35
2026	300,000	0.81
2031	100,000	1.53
	$4,900,000	0.56%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2021.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$16,867,459	—
3 month H15 financial commercial paper	Daily	656,099	—
3 month Treasury bill	Daily	557,930	—
1 month LIBOR	Monthly	—	11,147,340
3 month LIBOR (a)	Quarterly	—	5,637,642
Fixed rate	—	—	860,434
Auction-rate (b)	Varies	—	450,300
Asset-backed commercial paper (c)	Varies	—	5,446
Other (d)	—	1,526,469	1,506,795
		$19,607,957	19,607,957
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2021.

Maturity	Notional amount (i)
2022	$2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$5,900,000

(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2021 was one-month LIBOR plus 9.1 basis points.
(b)    As of September 30, 2021, the Company was sponsor for $450.3 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(14,394)	(21.5)%	$(27,280)	(40.8)%	$(1,484)	(2.2)%	$(4,453)	(6.7)%
Impact of derivative settlements	12,252	18.3	36,756	55.0	1,487	2.2	4,461	6.7
Increase (decrease) in net income before taxes	$(2,142)	(3.2)%	$9,476	14.2%	$3	0.0%	$8	0.0%
Increase (decrease) in basic and diluted earnings per share	$(0.04)		$0.19		$0.00		$0.00
	Three months ended September 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,328)	(18.1)%	$(31,947)	(35.4)%	$(1,737)	(1.9)%	$(5,212)	(5.7)%
Impact of derivative settlements	2,643	2.9	7,930	8.8	1,546	1.7	4,638	5.1
Increase (decrease) in net income before taxes	$(13,685)	(15.2)%	$(24,017)	(26.6)%	$(191)	(0.2)%	$(574)	(0.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.27)		$(0.47)		(0.00)		$(0.01)
	Nine months ended September 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(42,749)	(12.8)%	$(79,285)	(23.7)%	$(4,659)	(1.4)%	$(13,980)	(4.2)%
Impact of derivative settlements	30,944	9.3	92,831	27.8	4,474	1.3	13,423	4.0
Increase (decrease) in net income before taxes	$(11,805)	(3.5)%	$13,546	4.1%	$(185)	(0.1)%	$(557)	(0.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.23)		$0.27		(0.00)		$(0.01)
	Nine months ended September 30, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(42,577)	(28.7)%	$(79,919)	(53.9)%	$(5,491)	(3.7)%	$(16,479)	(11.1)%
Impact of derivative settlements	8,859	6.0	26,577	17.9	4,566	3.1	13,698	9.2
Increase (decrease) in net income before taxes	$(33,718)	(22.7)%	$(53,342)	(36.0)%	$(925)	(0.6)%	$(2,781)	(1.9)%
Increase (decrease) in basic and diluted earnings per share	$(0.65)		$(1.03)		$(0.02)		$(0.05)

Interest Rate Risk - Nelnet Bank
To manage Nelnet Bank's risk from fluctuations in market interest rates, the Company actively monitors interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income, and cash flow. To achieve this objective, the Company manages and mitigates its exposure to fluctuations in market interest rates through several techniques, including managing the maturity, repricing, and mix of fixed and variable rate assets and liabilities.
The following table presents Nelnet Bank's loan assets and deposits by rate characteristics:

	As of September 30, 2021		As of December 31, 2020
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$126,633	65.8%	$16,866	96.1%
Variable-rate loan assets	65,692	34.2	677	3.9
Total	$192,325	100.0%	$17,543	100.0%

Fixed-rate deposits	$200,651	66.4%	$54,633	48.3%
Variable-rate deposits	101,564	33.6	58,413	51.7
Total	$302,215	100.0%	$113,046	100.0%

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 under Item 3 of Part I of such Form 10-K.
ITEM 1A.  RISK FACTORS
The following risk factor updates the corresponding risk factor in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 in response to Item 1A of Part I of such Form 10-K under the caption "Loan Portfolio - Our loan portfolio is subject to certain risks related to interest rates, and the derivatives we use to manage interest rate risks, prepayment risk, and credit risk, each of which could reduce the expected cash flows and earnings on our portfolio - Prepayment risk," in order to provide information regarding the potential impact of recent changes in Department of Education policy related to the Public Service Loan Forgiveness program.
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

Legislative and executive action risk exists as Congress and the President evaluate economic stimulus packages and proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could further increase prepayments and reduce interest income, and could also reduce servicing fees. Future laws, executive actions, or other policy statements may encourage or force consolidation, create additional income-based repayment or debt forgiveness programs, create broad debt cancellation programs, or establish other policies and programs that impact prepayments on education loans. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio. For example, the Department recently announced a set of policy changes and released proposed negotiated rulemaking materials relating to the Public Service Loan Forgiveness program under its Federal Direct Loan Program, which may result in an increase in consolidations of FFELP loans into Federal Direct Loan Program loans held by the Department (which results in the loans no longer being on our balance sheet). While implementation of the policy changes and final new regulations are unknown at this time, individually or collectively, they may cause higher than anticipated prepayment rates on our portfolio of loans. Some variability in prepayment levels is expected, although extraordinary or extended increases in prepayment rates could have a materially adverse effect on our revenues, cash flows, profitability, and business outlook, and, as a result, could materially, adversely affect our business, financial condition, and results of operations.
We cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress, or the federal government may take.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2021 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2021	—	$—	—	3,246,732
August 1 - August 31, 2021	337,717	73.46	337,717	2,909,015
September 1 - September 30, 2021	3,377	80.04	—	2,909,015
Total	341,094	$73.52	337,717
(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares purchased pursuant to the applicable stock repurchase program discussed in footnote (b) below during August consisted of a total of 337,717 shares of Class A common stock purchased from a certain significant shareholder in a privately negotiated transaction on August 10, 2021. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 3,377 shares in September 2021. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On May 8, 2019, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022.
Working capital and dividend restrictions/limitations
The Company's $495.0 million unsecured line of credit, which is available through September 22, 2026, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, Nelnet Bank is subject to laws and regulations that restrict the ability of Nelnet Bank to pay dividends to the Company, and authorize regulatory authorities to prohibit or limit the payment of dividends by Nelnet Bank to the Company. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.

ITEM 6.  EXHIBITS

10.1#
Third Amended and Restated Credit Agreement dated as of September 22, 2021, among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent; Wells Fargo Bank, National Association, as Syndication Agent, Royal Bank of Canada, as Documentation Agent, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners; and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 22, 2021 and incorporated herein by reference.

10.2
Third Amended and Restated Guaranty dated as of September 22, 2021, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 22, 2021 and incorporated herein by reference.

10.3
Form of Modification of Contract entered into on September 24, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 27, 2021 and incorporated herein by reference.

10.4
Form of Modification of Contract entered into on September 24, 2021 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 27, 2021 and incorporated herein by reference.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 8, 2021	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 8, 2021	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer