Form 10-K
period 2021-12-31
NELNET INC
filed 2022-02-28
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.            Accelerated filer ☐
Large accelerated filer ☒                    Smaller reporting company ☐
Non-accelerated filer ☐                    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $75.23 per share, was $1,468,829,489. The registrant’s Class B Common Stock is not listed for public trading on any exchange or market system, but shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time on a share-for-share basis. For purposes of this calculation, shares of common stock beneficially owned by any director or executive officer of the registrant or by any person who beneficially owns greater than 10 percent of the Class A Common Stock or who is otherwise believed by the registrant to be in a control position have been excluded, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not conclusive for other purposes.
As of January 31, 2022, there were 27,101,036 and 10,674,892 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2022 Annual Meeting of Shareholders, scheduled to be held May 19, 2022, are incorporated by reference into Part III of this Form 10-K.
Auditor Name: KPMG LLP             Auditor Location: Lincoln, Nebraska            Auditor Firm ID: 185

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2021

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
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 29 percent of the Company's revenue in 2021, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the pending and uncertain nature of the Department's procurement process, risks that the Company may not be successful in obtaining any of such potential new contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), private education, and consumer loans;
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
•risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors, including cybersecurity risks related to a disclosure of confidential loan borrower and other customer information, the potential disruption of the Company's systems or those of third-party vendors or customers, and/or the potential damage to the Company's reputation resulting from cyber-breaches;
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
•risks and uncertainties related to other initiatives to pursue additional strategic investments (and anticipated income therefrom), acquisitions, and other activities, such as the transactions associated with the sale by Wells Fargo of its private education loan portfolio for which the Company was selected as the new servicer (including risks associated with errors that occasionally occur in converting loan servicing portfolio acquisitions to a new servicing platform, and uncertainties associated with expected income from the joint venture that purchased the Wells Fargo portfolio), including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses;
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

PART I.
ITEM 1. BUSINESS
Overview
Nelnet is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology, services, and payment processing, and the Company also has a significant investment in communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in early-stage and emerging growth companies, real estate, and renewable energy (solar). Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”) discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans.
As a result of the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2021, the Company had a $17.2 billion FFELP loan portfolio that management anticipates will amortize over the next approximately 15 years and has a weighted average remaining life of approximately 8 years. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. Since all FFELP loans will eventually run off, a key objective of the Company is to reposition itself for the post-FFELP environment.
To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, and in November 2020 launched Nelnet Bank (as further explained below). In addition, the Company has been servicing federally owned student loans for the Department since 2009.
Operating Segments
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. In addition, the Company earns fee-based revenue through its Loan Servicing and Systems and Education Technology, Services, and Payment Processing operating segments.
Further, the Company earned communications revenue through ALLO, formerly a majority-owned subsidiary of the Company prior to a recapitalization of ALLO, resulting in the deconsolidation of ALLO from the Company’s financial statements on December 21, 2020. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO, and ALLO’s results of operations, prior to the deconsolidation, are presented by the Company as a reportable operating segment. See note 2, “ALLO Recapitalization” in the accompanying notes to consolidated financial statements included in this report for a description of ALLO’s recapitalization and the Company’s continued involvement.
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the Federal Deposit Insurance Corporation (“FDIC”) and for a bank charter from the Utah Department of Financial Institutions (“UDFI”) in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank’s operations are presented by the Company as a reportable operating segment.
The Company’s reportable operating segments are summarized below. Business activities and operating segments that are not reportable are combined and included in "Corporate and Other Activities." Corporate and Other Activities also includes income earned on the majority of the Company’s investments and interest expense incurred on unsecured and other corporate related debt transactions.

Loan Servicing and Systems (“LSS”)
•Referred to as Nelnet Diversified Services (“NDS”)
•Focuses on student and consumer loan origination services and servicing, loan origination and servicing-related technology solutions, and outsourcing business services
•Includes the brands Nelnet Diversified Solutions, Nelnet Loan Servicing, Nelnet Servicing, Great Lakes Educational Loan Services, Inc. (“Great Lakes”), Firstmark Services, GreatNet, Nelnet Renewable Energy, and Nelnet Government Services
Education Technology, Services, and Payment Processing (“ETS&PP”)
•Referred to as Nelnet Business Services (“NBS”)
•NBS provides education services, payment technology, and community management solutions for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally
•Includes the divisions of FACTS, Nelnet Campus Commerce, PaymentSpring, Nelnet Community Engagement, and Nelnet International
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
•Originating and servicing private education and consumer loans
•Backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Customer acquisition, management services, and backup servicing for community solar developers
•Providing outsourced services including call center, processing, and technology services
As of December 31, 2021, the Company serviced $529.0 billion of loans for 16.4 million borrowers. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) - “Loan Servicing and Systems Operating Segment - Results of Operations - Loan Servicing Volumes” for additional information related to the Company's servicing volume.
Servicing federally-owned student loans for the Department
Nelnet Servicing, LLC (“Nelnet Servicing”), a subsidiary of the Company, and Great Lakes, acquired by the Company in February 2018, are two of the current seven private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. As of December 31, 2021, Nelnet Servicing was servicing $215.8 billion of student loans for 6.4 million borrowers under its contract, and Great Lakes was servicing $262.6 billion of student loans for 7.8 million borrowers under its contract. Under the servicing contracts, Nelnet Servicing and Great Lakes earn a monthly fee from the Department for each unique borrower they service on behalf of the Department. The Department is the Company's largest customer, representing 29 percent of the Company's revenue and 69 percent of the LSS operating segment’s revenue in 2021.
Nelnet Servicing's and Great Lakes' student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial

Services Environment ("NextGen") for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. The Company cannot predict the timing, nature, or ultimate outcome of NextGen or any other contract procurement process by the Department.
In July 2021, the Pennsylvania Higher Education Assistance Agency ("PHEAA"), a servicer for the Department, announced that it will exit the federal student loan servicing business. PHEAA notified the Department it would not be accepting a long-term extension of its student loan servicing contract beyond what was needed to ensure a smooth transition for borrowers. In November 2021, PHEAA and the Department agreed to a short-term extension that will expire in December 2022. All applicable student loans serviced by PHEAA will be transferred to successor servicers prior to the end of this contract extension. At the time of its announcement, PHEAA serviced approximately 8.5 million borrowers under its contract. A portion of the PHEAA servicing volume has been and will be transitioned prior to May 1, 2022, which is the date on which the suspension of federal student loan payments under the CARES Act is scheduled to expire. Approximately 850,000 PHEAA borrowers have been transitioned to Nelnet Servicing’s platform as of the date of this filing (of which approximately 603,000 were converted prior to December 31, 2021). The Company anticipates additional PHEAA volume to be transitioned to its platform during the remainder of 2022, but cannot currently estimate the number of additional borrowers that will be transferred and/or the timing of such transfers.
In addition, the New Hampshire Higher Education Association Foundation Network (“Granite State”) exited the federal student loan servicing business in 2021. Granite State’s servicing volume of approximately 1.3 million borrowers was transitioned to Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, during the third and fourth quarters of 2021. Edfinancial utilizes Nelnet Servicing's platform to service their loans for the Department, as did Granite State prior to its exit.
The Department currently allocates new loan volume among its servicers based on certain performance metrics that measure the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers. The metrics also measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recent publicly announced performance metrics used by the Department for the quarterly periods January 1, 2021 through June 30, 2021, Great Lakes’ and Nelnet Servicing’s overall rankings among the remaining six go-forward servicers for the Department (which excludes PHEAA) were third and fifth, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes beginning September 1, 2021 are 18 percent and 12 percent, respectively.
Servicing contract amendments entered into with the Department in September 2021 to extend the contracts through December 14, 2023, also amended the methodology for performance measurements and new loan volume allocations, in part by reflecting additional service level performance metrics under which, along with portfolio performance metrics, the Department will evaluate each servicer and make new loan volume allocations on a quarterly basis.
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
Servicing FFELP loans
NDS services the Company's FFELP student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients.

The Company uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).
The Company serviced FFELP loans on behalf of 120 third-party servicing customers as of December 31, 2021. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts, which essentially provide that as long as the applicable loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down. However, the Company believes there may be opportunities to service additional FFELP loan portfolios from current FFELP participants as the program winds down.
Originating and servicing private education and consumer loans
NDS conducts origination and servicing activities for private education and consumer loans. Private education loans are non-federal private credit loans made to students or their family; as such, the loans are not issued or guaranteed by the federal government. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or the borrowers' personal resources. Although similar in terms of activities and functions as FFELP loan servicing (e.g., application processing, disbursement processing, payment processing, customer service, statement distribution, and reporting), private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements.
The Company has invested and currently plans to continue to invest in modernizing key technologies and services to position its consumer loan servicing business for the long-term, expanding services to include personal loan products and other consumer installment assets. The Company is in the process of a complete modernization of its private education and consumer loan origination and repayment servicing systems. Improvements in systems will allow for diversified products to be both originated and serviced with secure, state-of-the-art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is currently expected to be a growth area. In both backup servicing and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.
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
As of December 31, 2021, NDS serviced private education and consumer loans on behalf of 37 third-party servicing customers.
Backup servicing for FFELP, private education, and consumer loans
NDS offers protection against unexpected business failure, or any event that stretches a third party service provider’s resources beyond its capability to perform essential services, through backup servicing. Backup servicing for loan asset owners, investors, financiers, and other stakeholders is a way to safeguard assets and mitigate financial risk, generally in conjunction with a structured long-term financing of the assets (like an asset-backed securitization).
NDS’s backup service provides a trigger response plan with pre-built system profiles that remain on standby, ready to be utilized if a contracted asset manager or service provider cannot perform its duties. The Company performs testing and maintenance against the loan transfer process each month with backup clients and certifies compliance. For a monthly fee, these arrangements require a 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer. NDS offers backup servicing for FFEL, private education, and consumer loan programs that leverages existing servicing systems and full service experience. NDS provides backup servicing arrangements to assist 18 entities for more than 13 million borrowers.
Providing student loan servicing software and other information technology products and services
NDS provides data center services, student loan servicing software for servicing private education and federal loans, guaranty servicing software, and consulting and professional services to support the technology platforms. These proprietary software systems are used internally by the Company and/or licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2021, 4.8 million borrowers were hosted on the Company's hosted servicing software solution platforms, including 4.6 million borrowers who were serviced by entities that have contracts to service loans for the Department. As of December 31, 2020, 6.6 million borrowers were hosted on the Company’s platforms. In January 2021, a contract with Great Lakes’ former parent company expired that resulted in a reduction of 2.3 million borrowers.
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
Competition
The Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry. In contrast to its competitors, the Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their family, the school they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.
Seven entities, including Nelnet Servicing and Great Lakes, are currently servicers of federally-owned loans. Upon completion of the exit of PHEAA from the federal student loan servicing business, six servicers will remain on a go-forward basis. NDS currently licenses its hosted servicing software to two of the eventual remaining six servicers for the Department.
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
Education Technology, Services, and Payment Processing
NBS is a service and technology company that operates as the following divisions:
•FACTS
•Nelnet Campus Commerce
•PaymentSpring
•Nelnet Community Engagement
•Nelnet International
The majority of this segment’s customers are located in the United States; however, the Company also provides services and technology as part of its Nelnet International division in Australia, New Zealand, and Southeast Asia, and currently believes there are opportunities to increase its customer base and revenues internationally.
See the MD&A - “Education Technology, Services, and Payment Processing Operating Segment - Results of Operations” for an overview of the seasonality of the business in this operating segment.

A more detailed description of each NBS division is provided below. For a presentation of NBS revenue disaggregated by service offering into tuition payment plan services revenue, payment processing revenue, and education technology and services revenue, see the MD&A - “Education Technology, Services, and Payment Processing Operating Segment - Results of Operations - Summary and Comparison of Operating Results - Education technology, services, and payment processing revenue.” In the discussion below, revenues from the described products and services are included in education technology and services revenue in such presentation, unless specifically indicated otherwise.
FACTS
NBS uses the FACTS brand in the K-12 private and faith-based markets. FACTS provides solutions that elevate the K-12 experience for school administrators, teachers, and families. FACTS solutions include the following categories:
•Financial Management
•Administration
•Enrollment and Communications
•Advancement
•Education Development
FACTS provides services for almost 11,000 K-12 schools and serves over 4 million students and families. FACTS generated $185 million and $142 million in revenue for the years ended December 31, 2021 and 2020, respectively.
Financial Management - FACTS is the market leader in education financial management services, including tuition payment plans and financial needs assessment (grant and aid). K-12 educational institutions contract with the Company to administer tuition payment plans that allow families to make recurring payments generally over six to 12 months. The Company earns tuition payment plan services revenue by collecting a fee from either the institution or the payer to administer the plan. Additionally, the Company may earn revenue for payment processing fees when families make tuition payments. The Company's grant and aid assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company earns service revenue by charging a fee for grant and aid applications processed.
Administration - The Company’s school administration solutions include FACTS Student Information System (“SIS”), Family App, and Parent Alert. FACTS SIS automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as scheduling, cafeteria management, attendance, and grade book management. The Company’s information systems software is sold as a subscription service to schools. The Company also offers a streamlined, social, and fully integrated learning management system to enhance classroom instruction for both teachers and students. FACTS Family App provides families with mobile access to the information they need and Parent Alert allows for instant communication with families when needed.
Enrollment and Communications – The Company’s enrollment and communications tools are used by schools to enhance and streamline admissions and communications efforts. FACTS Application & Enrollment provides a paperless experience for the admissions office and provides schools with real-time information as applications and enrollment forms are completed. The Company earns a fee per completed application and/or enrollment form. FACTS School Site is a website content management system for schools to promote and share information with current and prospective families. FACTS solutions in this area allow for better overall connection between admissions, enrollment, and marketing.
The combination of the Company’s financial management, administration, and enrollment and communications products has significantly increased the value of the Company’s offerings in this area, allowing the Company to deliver a comprehensive suite of solutions to schools.
Advancement - The Company's advancement solution, FACTS Giving, is a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting. FACTS Giving pairs with other FACTS solutions like SIS, School Site, and Family App. FACTS Giving simplifies incoming donations through appeal pages and online registration for virtual school events. FACTS Giving features also include text-to-give functionality, options to manage specific fundraising projects or year-long campaigns, and real-time reports to analyze fundraising efforts. The Company earns subscription fees and payment processing revenues for these services.
Education Development - FACTS Education Solutions provides customized professional development and coaching services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advanced learning and professional development while helping private schools identify and attain equitable participation in Title I and Title II federal education programs. FACTS Education Solutions also offers an innovative technology product that aids in both teacher and student evaluation.

Nelnet Campus Commerce
NBS uses the Nelnet Campus Commerce brand to offer payment technologies for a smarter campus to higher education institutions. Nelnet Campus Commerce offers the following solutions:
•Tuition Management
•Integrated Commerce
The Company provides service for more than 1,150 colleges and universities worldwide and serves over 7 million students and families. Nelnet Campus Commerce generated $99 million and $97 million in revenue for the years ended December 31, 2021 and 2020, respectively.
Tuition Management - Higher education institutions contract with the Company to administer tuition payment plans that allow the student and family to make recurring payments on either a semester or annual basis. The Company earns tuition payment plan services revenue by collecting a fee from either the student or family to administer the plan. Additionally, the Company may earn payment processing revenue when families make tuition payments.
Nelnet Billing & Payments allows schools to send automated bills for tuition and fees, housing, parking, and other campus service offerings and allows students to safely make online payments from anywhere. Nelnet Refunds helps schools stay compliant with federal refund regulations and allows students choice in their refund method. The Company earns hosting fees, per transaction fees, and credit card processing fees for its Nelnet Billing & Payments and Nelnet Refunds products. Credit card processing fees are included in payment processing revenue.
Integrated Commerce – Nelnet Campus Commerce integrated commerce solutions help schools maintain revenue sources across campus including in-person payments, online shopping experiences, and a mobile app. Nelnet Storefront provides online stores for departments across campus with consolidated views and management by the business office. Nelnet Cashiering allows higher education institutions to manage all in-person payments on campus. Students can receive in-app messages, make payments on their phone, and use a digital student ID with the Company’s Nelnet Campus Key product. The Company earns hosting fees, per transaction fees, and credit card processing fees for its integrated commerce solutions. Credit card processing fees are included in payment processing revenue.
PaymentSpring
NBS uses the PaymentSpring brand to provide secure payment processing technology. PaymentSpring supports and provides payment processing services, including credit card and electronic transfers, to the other divisions of NBS in addition to other industries and software platforms across the United States. PaymentSpring offers mobile, in-person, and online solutions for customers to collect, process, and view credit card and Automated Clearing House (“ACH”) payments. PaymentSpring services are Payment Card Industry (“PCI”) compliant. PaymentSpring earns payment processing revenues through fees for credit card and ACH transactions. PaymentSpring generated $43 million and $39 million in revenue for the years ended December 31, 2021 and 2020, respectively.
Nelnet Community Engagement
NBS uses the Nelnet Community Engagement (“NCE”) brand to provide faith community engagement, giving management, and learning management services and technologies. NCE serves customers in the technology, nonprofit, religious, health care, and professional services industries and is the newest division within NBS. NCE generated $6 million and $2 million in revenue for the years ended December 31, 2021 and 2020, respectively, and offers the following solutions:
•Faith Community Engagement
•Giving Management
•Learning Management
Faith Community Engagement – NCE services and technologies enable church leaders and members to easily engage and communicate with each other. Faith Community Engagement product features include a customizable mobile app, text messaging, forms and registrations, and other digital tools to strengthen communication and engagement. Additional solutions provide content management services including bulletin, news articles, and event calendars, as well as customized websites that provide on-demand support and automated communication to keep members engaged through newsletters and social media. The Company earns subscription fees and content creation fees for these services.
Giving Management – Giving Management products connect organizations with partners, donors, and volunteers to make personalized giving simple. Giving management administrative features provide a dashboard, customizable receipts, pledge management, and real-time reporting. Donors have options to give using the product's mobile app, text messaging, or passcode and can be one-time or recurring gifts. The Company earns subscription fees and payment processing revenues for these services.
Learning Management – NCE offers comprehensive solutions that use innovations such as extended enterprise, social collaborations, and gamification to expand capabilities and engage and motivate learners. Live and online training and certification is managed with simplified reporting, tracking, and record maintenance. NCE technologies allow customers to update certificate programs or create new custom learning programs to meet emerging needs. The Company earns subscription fees and content creation fees for these services. Additionally, a fee may be earned from learners completing course offerings.
Nelnet International
NBS uses the brand Nelnet International to serve customers in the education, local government, and health care space to build future-focused agile businesses. Nelnet International products include service and technology that align with the similarly named products categories for FACTS and Nelnet Campus Commerce. Nelnet International products include:
•Integrated Commerce
•Financial Management
•Administration
Integrated Commerce – Nelnet International’s Xetta platform provides commerce payment solutions to its customers. Xetta captures and centralizes financial information across organizations and integrates with core business systems to simplify workflows, expand payment capabilities, streamline reconciliation, reduce security and compliance risk, and provide reporting and analytics. The Company earns subscription and consulting fees for the utilization of the Xetta platform.
Financial Management – Tuition payment plans and other financial management services are provided to customers internationally using the FACTS brand and service platforms. Refer to “Financial Management” under the FACTS division for additional information.
Administration – PCSchool is a cloud-based school management platform that provides administrative, information management, financial management, and communication functions for K-12 schools in Australia and New Zealand. Outside of Australia and New Zealand, Nelnet International provides administration products under the FACTS brand. The technology and services provided are consistent with the “Administration” products described under the FACTS division. The Company earns subscription fees and per transaction revenues for providing these services.
Nelnet International provides its services and technology to schools in more than 50 countries, with the largest concentrations in Australia, New Zealand, and the Asia-Pacific region. Nelnet International generated $7 million and $6 million in revenue for the years ended December 31, 2021 and 2020, respectively.
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
The Company's principal competitive advantages are (i) the customer service it provides to institutions and consumers, (ii) the technology provided with the Company's service, and (iii) the Company's ability to integrate its technology with the institution clients and their third-party service providers. The Company believes its clients select products primarily based on technology features, functionality, and the ability to integrate with other systems, but price and service also impact the selection process.
Communications
The Company provided communication services through ALLO, a former majority-owned subsidiary, until a recapitalization and additional funding for ALLO resulted in a deconsolidation of ALLO from the Company’s consolidated financial statements in the fourth quarter of 2020. The Company continues to hold a significant investment in ALLO. See note 2 of the notes to consolidated financial statements included in this report for additional information related to the ALLO recapitalization. ALLO’s results of operations, prior to deconsolidation, are presented by the Company as a reportable operating segment.

ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services, to business, governmental, and residential customers in Nebraska and Colorado, and specializes in high-speed internet and broadband services available through its all-fiber network. ALLO plans to continue to increase market share and revenue in its existing markets and plans to expand to additional communities. ALLO has announced plans to serve customers in Arizona and is currently seeking regulatory approval to do so. As of December 31, 2021, ALLO currently serves, is in the process of building their network in, and has announced they will build in a total of 26 communities. The total households in these communities is approximately 325,000. As of December 31, 2021, ALLO served almost 73,000 residential customers and had more than 34,000 business lines.
Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Loans consist of federally insured student loans (originated under the FFEL Program), private education loans, and consumer loans. Substantially all of AGM’s loan portfolio (98.0 percent as of December 31, 2021) is federally insured. As of December 31, 2021, AGM's loan portfolio was $17.4 billion. The Company generates a substantial portion of its earnings from the spread, referred to as “loan spread,” between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis,” for further details related to loan spread. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.
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
Origination and acquisition
The Reconciliation Act of 2010 discontinued originations of new FFELP loans, effective July 1, 2010. However, the Company believes there may be ongoing opportunities to continue to purchase FFELP loan portfolios from current FFELP participants looking to exit or adjust their FFELP businesses. For example, the Company purchased a total of $904.1 million of FFELP student loans from various third parties during 2021. However, since all FFELP loans will eventually pay off, a key objective of the Company over the last several years is to reposition itself for the post-FFELP environment. As such, the Company is actively acquiring private education and consumer loans and currently plans to expand these portfolios. During 2021, the Company purchased $89.3 million of private education loans and $81.9 million of consumer loans.
AGM's competition for the purchase of FFELP, private education, and consumer loan portfolios includes banks, hedge funds, and other finance companies.
Interest rate risk management
Since the Company generates a significant portion of its earnings from its loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects on the Company's results of operations as a result of the changing interest rate environments are further outlined in the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis" and in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment.”
Nelnet Bank
Nelnet Bank is a Utah-chartered, FDIC-insured industrial bank headquartered in Salt Lake City, Utah. Nelnet Bank is governed by a board of directors, a majority of the members of which are independent of the Company. Nelnet Bank was formed November 2, 2020, and is a wholly-owned subsidiary of the Company. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. As a consolidated subsidiary of the Company, the Bank’s assets, liabilities, results of operations, and cash flows are reflected in the Company’s consolidated financial statements, and the industrial bank charter allows the Company to maintain its other diversified business offerings.
Nelnet Bank serves and plans to serve a niche market, with a concentration in the private education and unsecured consumer loan markets. Currently, Nelnet Bank offers refinance private education loan options to borrowers that have higher priced private education and/or federal student loan debt. Throughout Nelnet Bank’s three-year de novo period, Nelnet Bank plans to continue to launch products focused on helping students achieve their dreams, with the origination of in-school private education loans, K-12 education loans offered to families attending private primary and secondary schools in the United States, and unsecured consumer loans, primarily refinance loans, for consumers to consolidate credit card and other general-purpose debt. Nelnet Bank extends consumer loans to borrowers in all 50 states plus the District of Columbia. As of December 31, 2021, Nelnet Bank’s loan portfolio was $257.9 million. Nelnet Bank currently plans to offer its in-school private education loan product to students attending higher education institutions by the second quarter of 2022 for the 2022-2023 academic school year.
Nelnet Bank’s deposits are interest-bearing and consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other deposits include savings deposits from 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank and Trust Company (“Union Bank”), a related party, is the program manager for the College Savings plans. The intercompany deposits are deposits from the Company and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc. (parent company), as required under a Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school. As of December 31, 2021, Nelnet Bank had $425.4 million of deposits.
As a Utah-chartered industrial bank, Nelnet Bank is able to fulfill its mission of being a steady and stable supplier of education credit. The Bank’s goal is to meet underserved needs in the United States for reliable education financing. The Company’s strong history within, and understanding of, the education industry will afford Nelnet Bank access to more families participating in education nationwide.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The operating results of Whitetail Rock Capital Management, LLC (“WRCM”), the Company's SEC-registered investment advisor subsidiary
•The results of the majority of the Company’s investment activities, including early-stage and emerging growth companies, real estate, and renewable energy (solar)
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Corporate and Other Activities also include certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.
Whitetail Rock Capital Management, LLC
As of December 31, 2021, WRCM had $2.6 billion in assets under management for third-party customers, consisting of student loan asset-backed securities ($2.0 billion) and Nelnet stock ($0.6 billion) - primarily shares of Class B common stock. WRCM earns annual management fees of 10 basis points to 25 basis points for asset-backed securities under management and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. WRCM earns annual management fees of five basis points for Nelnet stock under management. During 2021, WRCM earned $4.2 million in management fees and generated $3.6 million in performance fees.
Investments
The Company makes investments to further diversify itself both within and outside of its historical core education-related businesses, including investments in early-stage and emerging growth companies, real estate, renewable energy resources (solar projects), and various equity and student loan and other asset backed securities. As of December 31, 2021, the Company has a

$1.6 billion portfolio of investments. See note 7 in the notes to consolidated financial statements for additional detail of the Company’s investments, including a summary of holdings.
Early-Stage and Emerging Growth (Venture Capital) Investments
The Company has invested in early-stage, emerging growth companies and various funds. As of December 31, 2021, the Company has investments in 76 entities and funds and the carrying value of such investments was $225.4 million. The largest investment in the Company’s venture capital portfolio is Hudl. As of December 31, 2021, the carrying value of the Company’s investment in Hudl was $133.9 million. Hudl is a leading sports performance analysis company, and their software provides more than 200,000 teams across 40 sports and in 150 countries the insights to be more competitive. David S. Graff, a member of the Company’s board of directors, is a co-founder, the chief executive officer, and a director of Hudl.
Real Estate
As of December 31, 2021, the Company has 33 real estate investments across the United States with a carrying value of $47.2 million. Included in the Company’s real estate portfolio is the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company is headquartered. The local investments include projects for the development of properties in Lincoln’s east downtown Telegraph District, where a new facility for the Company’s student loan servicing operations is located, and projects in Lincoln’s Haymarket District, including the new headquarters of Hudl. The Company is also a tenant at Hudl's headquarters.
Solar
As of December 31, 2021, the Company has invested a total of $168.7 million (which excludes $59.2 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships to support the development and operations of solar projects throughout the country. These investments provide a federal income tax credit under the Internal Revenue Code, currently at 26 percent (for projects commencing construction in 2020-2022) and 30 percent (for projects commencing construction prior to 2020) of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years (so the tax credits are not recaptured). After that period, the contractual agreements typically provide for the Company’s interest in the projects to be purchased in an exit at the fair market value of the discounted forecasted future cash flows allocable to the Company. Given the expected timing of cash flows, experience the Company has in underwriting these assets, and beneficial impact to the climate, the Company believes these investments are a great fit within its capital deployment initiatives.
These investments are structured such that a significant proportion of the cash distributions and tax items (including the income tax credit) are allocated back to the Company within the first eighteen months of the investment capital contribution, in order to achieve a target after tax return. The cash distributions to the Company are then structured to flatten until exit, typically between years five and six. Given the unique arrangement in which investors share in the profits and losses of the solar investment with cash and tax benefit allocations among the partners changing over the life of the project, the accounting guidance calls for the use of the Hypothetical Liquidation at Book Value (“HLBV”) method, which can result in non-linear GAAP income/loss allocation results. Under this method, a balance sheet approach is utilized to determine what each investor would hypothetically receive at each balance sheet date under the liquidation provisions of the contractual agreements, assuming the net assets of the funding structures were liquidated at their recorded amounts determined in accordance with GAAP. As the investor receives a majority of this return through the income tax credit and higher cash distributions at the beginning of the investment, as of the first period of the hypothetical liquidation, the investor’s remaining net claim on assets is relatively low compared to the initial cash contributed. This difference between the initial cash contributions and the first period’s ending net claim on assets through the hypothetical liquidation causes significant GAAP losses on the investment to be recognized through the income statement within the initial periods of the investment. After the carrying value of the investment on the balance sheet is written down to the hypothetical liquidation amount, subsequent year’s earnings are expected to align with and reflect the operating profits or losses of the investment. The Company realizes that application of the HLBV method to its solar investments has a variable impact on its periodic earnings that in the early years is not reflective of the expected long-term economics of the investments. Given the significant amount of investments made in the last couple of years and the associated ramp-up period, the Company recognized a $3.0 million and $33.6 million pre-tax loss attributable to its interests in these investments in 2021 and 2020, respectively, under the HLBV method. These pre-tax loss amounts in 2021 and 2020 exclude $7.1 million and $3.8 million, respectively, of losses attributable to third-party investors that are included in “net loss attributable to noncontrolling interests” on the Company’s consolidated statements of income. As these investments mature and perform as forecasted, the Company expects to recoup that loss and realize additional income between now and the sale of each of its interests, likely 60 to 72 months from the date the project is placed in service. Thus, the Company expects the economic gain from these investments to be realized in its future earnings, but, due to the hypothetical liquidation valuations as of the balance sheet dates during the intended investment horizon, the HLBV method results in some volatility in the Company’s consolidated periodic earnings results.
Regulation and Supervision
The Company's operating segments and industry partners are heavily regulated by federal and state government regulatory agencies. The following provides a summary of the more significant existing and proposed legislation and regulations affecting the Company. A failure to comply with these laws and regulations could subject the Company to substantial fines, penalties, and remedial and other costs, restrictions on business, and the loss of business. Regulations and supervision can change rapidly, and changes could alter the Company's business plans and increase the Company's operating expenses as new or additional regulatory compliance requirements are addressed.
Loan Servicing and Systems
NDS, which services Federal Direct Loan Program, FFELP, and private education and consumer loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant federal laws and regulations include:
•The Higher Education Act, which establishes financial responsibility and administrative capability requirements that govern all third-party servicers of federally insured student loans
•The Telephone Consumer Protection Act (“TCPA”), which governs communication methods that may be used to contact customers
•The Truth-In-Lending Act (“TILA”) and Regulation Z, which govern disclosures of credit terms to consumer borrowers
•The Fair Credit Reporting Act (“FCRA”) and Regulation V, which govern the use and provision of information to consumer reporting agencies
•The Equal Credit Opportunity Act (“ECOA”) and Regulation B, which prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit
•The Servicemembers Civil Relief Act (“SCRA”), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability
•The Military Lending Act (“MLA”), which protects active-duty members of the military, their spouses, and their dependents from certain lending practices
•The Electronic Funds Transfer Act (“EFTA”) and Regulation E, which protect individual consumers engaged in electronic fund transfers (“EFTs”)
•The Gramm-Leach-Bliley Act (“GLBA”) and Regulation P, which govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices
•The General Data Protection Regulation (“GDPR”), a European Union (“EU”) regulation which places specific requirements on businesses that collect and process personal data of individuals residing in the EU, and provides for significant fines and other penalties for non-compliance
•The California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”), which enhances the privacy rights and consumer protection for residents of California
•The CARES Act, which provides temporary relief measures through May 1, 2022 for federal student loans held by the Department, as a result of the COVID-19 pandemic
•Laws prohibiting unfair, deceptive, or abusive acts or practices (“UDAAP”)
•Various laws, regulations, and standards that govern government contractors
As a student loan servicer for the federal government and for financial institutions, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act (“HEA”) and related laws, rules, regulations, and policies. The HEA regulates every aspect of the federally insured student loan program. Failure to comply with the HEA could result in fines, the loss of the insurance and related federal guarantees on affected FFELP loans, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims. The Company has designed its servicing operations to comply with the HEA, and it regularly monitors the Company's operations to maintain compliance. While the HEA is required to be reviewed and reauthorized by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the HEA each year since 2013 while Congress works on the next reauthorization. The Company continuously monitors for potential changes to the HEA and evaluates possible impacts to its business operations.

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
In 2015, the CFPB conducted a public inquiry into student loan servicing practices throughout the industry and issued a report discussing public comments submitted in response to the inquiry and suggesting a framework to improve borrower outcomes and reduce defaults, including the creation of consistent, industry-wide standards for the entire servicing market.
The CFPB has authority to draft new regulations implementing federal consumer financial protection laws, to enforce those laws and regulations, and to conduct examinations and investigations of the Company's operations to determine compliance. The CFPB’s authority includes the ability to assess financial penalties and fines and provide for restitution to consumers if it determines there have been violations of consumer financial protection laws. The CFPB also provides consumer financial education, tracks consumer complaints, requests data from industry participants, and promotes the availability of financial services to underserved consumers and communities. The CFPB has authority to prevent unfair, deceptive, or abusive acts or practices and to ensure that all consumers have access to fair, transparent, and competitive markets for consumer financial products and services. The CFPB’s scrutiny of financial services has impacted industry participants’ approach to their services, including how the Company interacts with consumers.
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
The Company's payment processing services are also subject to the National Automated Clearing House Association (“NACHA”) requirements, which include operating rules and sound risk management procedures to govern the use of the ACH Network. These rules are used to ensure that the ACH Network is efficient, reliable, and secure for its members. Because the ACH Network uses a batch process, the importance of proper submissions by NACHA members is magnified. The Company is also impacted by laws and regulations that affect the bankcard industry. The Company is registered with Visa, MasterCard, American Express, and the Discover Network as a service provider and is subject to their respective rules.
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
Asset Generation and Management
The Dodd-Frank Act created a comprehensive regulatory framework for derivatives transactions, with regulatory authority allocated among the Commodity Futures Trading Commission (“CFTC”), other prudential regulators, and the SEC. This framework, among other things, subjects certain swap participants to capital and margin requirements, recordkeeping, and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. Even when a securitization trust qualifies for an exemption, many of the Company's derivative counterparties are subject to capital, margin, and business conduct requirements; therefore, the Company may be impacted. When securitization trusts do not qualify for an exemption, the Company may be unable to enter into new swaps to hedge interest rate risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate, or otherwise materially modify existing swap contracts could result in a downgrade of outstanding asset-backed securities. As a result, the Company's business, ability to access the capital markets for financing, and costs may be impacted by these regulations.
Nelnet Bank
Nelnet Bank is a Utah industrial bank that is regulated by the FDIC and the UDFI. As an originator of private education loans, and a purchaser and owner of federally insured student loans, Nelnet Bank is subject to federal and state consumer protection, privacy, and related laws and regulations. In addition to having to comply with the majority of laws and regulations addressed in the Loan Servicing and Systems section, there are additional laws and regulations Nelnet Bank must follow. Some of the more significant laws and regulations applicable to Nelnet Bank include:
•Regulation W and Federal Reserve Act Sections 23A and 23B - Designed to prevent losses to a bank resulting from affiliate engagement and transfer of a bank’s federal deposit insurance safety net to an affiliate
•Community Reinvestment Act - Encourages depository institutions to help meet the credit needs of the communities in which they operate
•Federal Trade Commission (“FTC”) Act - Prevents unfair or deceptive acts or practices and ensures consumer privacy (including the Telephone Sales Rule, FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising, and FTC Policy Statement Regarding Advertising Substantiation)
•Regulation O - Places limits and conditions on credit extensions that a bank can offer to its executive officers, principal shareholders, directors, and related interests
•Right to Financial Privacy Act - Establishes specific procedures that government authorities must follow when requesting a customer’s financial records from a bank or other financial institution
Regulation D, the Truth in Savings Act (reserve requirements), and Regulation DD (disclosure of deposit terms to customers) will be applicable to Nelnet Bank once consumer deposit products are launched, which is tentatively scheduled for 2023.

Corporate
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer and requiring the safeguarding of nonpublic personal information. For example, in the United States, the Company and its financial institution clients are, respectively, subject to the FTC’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables customers to opt out of the Company’s ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. Data privacy and data protection are areas of increasing state legislative focus. For example, the CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. In addition, the CPRA, which amends and expands upon the CCPA, will become effective January 1, 2023. Further, similar laws may be adopted by other states where the Company does business. The federal government may also pass data privacy or data protection legislation. In addition, in the EU, privacy law is governed by the GDPR, which contains extensive compliance obligations and provides for substantial penalties for non-compliance.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2021, the Company had 92 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. To protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations during which the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.
The Company seeks federal and/or state protection of intellectual property when deemed appropriate, including patent, trademark/service mark, and copyright. The decision whether to seek such protection may depend on the perceived value of the intellectual property, the likelihood of securing protection, the cost of securing and maintaining that protection, and the potential for infringement. The Company's employees (referred to by the Company as “associates”) are trained in the fundamentals of intellectual property, intellectual property protection, and infringement issues. The Company's associates are also required to sign agreements requiring, among other things, confidentiality of trade secrets, assignment of inventions, and non-solicitation of other associates post-termination. Consultants, suppliers, and other business partners are also required to sign nondisclosure agreements to protect the Company's proprietary rights.
Human Capital Resources
The Company’s associates are critical to its success, and the executive team puts significant focus on human capital resources. In addition, the executive team regularly updates the Company’s board of directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:

Headcount data
Total associate headcount by reportable segment as of December 31, 2021 follows:

	Number	Percent of total
NDS	4,892	61.2%
NBS	2,370	29.7
Nelnet Bank	23	0.3
AGM	11	0.1
Corporate and other	692	8.7
	7,988	100.0%
None of the Company’s associates are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its associates, and the Company believes that relations with its associates are good.
Employee recruitment, engagement, and retention
The Company works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of its businesses, and has established relationships with trade schools, universities, professional associations, and industry groups to proactively attract talent. In 2021, the Company hired approximately 4,400 new associates, including approximately 800 temporary associates who are contracted workers who perform a job for only a short amount of time.
In 2021, the Company conducted an associate culture survey using a leading outside firm that specializes in employee engagement. Ninety-one percent of the Company’s associates participated in the survey, 11 points above the survey provider’s industry benchmark. There were many questions, but the overarching goal of the survey was to determine overall associate engagement through understanding how associates feel about working for the Company and if associates would recommend the Company as a great place to work. The results of the survey were an overall engagement score of 80 out of 100, which was five points above the survey provider’s industry benchmark, and one point above last year’s survey engagement score. The Company’s management team collected all the feedback and is focusing on making associate-suggested changes to become an even better place to work.
For 2021, associate voluntary turnover was approximately 28 percent, an 8 percentage point increase from 2020. The average associate has over six years of service.
Diversity and inclusion
The Company embraces diversity among its associates, including their unique backgrounds, experiences, and talents, and the Company strives to cultivate a culture and vision that supports and enhances its ability to recruit, develop, and retain diverse talent at every level. The Company demonstrates its commitment to diversity, equity, and inclusion at the highest levels of the Company. The Company’s independent directors (seven in total) include three women.
As of December 31, 2021, the Company’s workforce was approximately 66 percent women, an increase from 57 percent as of December 31, 2020. People of color, as defined by the U.S. Equal Employment Opportunity Commission's EEO-1 race and ethnicity categories for the U.S., represented approximately 27 percent of the Company’s workforce (based on associate self-identification), an increase from 20 percent as of December 31, 2020. The Company is making progress in the number of women and people of color working in leadership positions (defined by the Company as an associate with one or more direct reports) across the organization. As of December 31, 2021, women and people of color held 52 percent and 10 percent of leadership positions in the Company, respectively, an increase from 50 percent and 8 percent, respectively, as of December 31, 2020. The Company has acknowledged that people of color are underrepresented in leadership positions at Nelnet and is committed to have its workforce reflect the diversity in its communities.
To further Nelnet’s objective of creating an inspiring work environment and furthering associate development, the Company developed and launched the Nelnet Diversity, Equity, and Inclusion Council (the “Council”), sponsored by the Chief Executive Officer and the Executive Director of People Services. This Council of 28 members represents locations, functions, and business segments across the entire Company. Its top priorities include:
•Implementing a comprehensive diversity and inclusion learning and development plan to build awareness and drive inclusive behaviors;

•Developing the Company’s diversity pipeline through recruiting, hiring, developing, mentoring, and retaining diverse top talent; and
•Promoting a work environment that enables associates to feel safe to express their ideas and perspectives and feel they belong.
During 2020, the Council partnered with Nelnet University, the Company’s learning and development program for associates, to launch a robust mentoring program. The program is available to all associates, prioritizing mentorships for associates from underrepresented racial and ethnic groups. Associates participating in this program are partnered with tenured Nelnet leaders for guidance, support, and coaching. The Council has also provided training sessions for all associates on cultural competence and unconscious bias. In addition, the Company has changed new hire recruiting methods and strategies to increase pools of minority, women, veteran, and disabled candidates, and has created other programs focused on race and gender to increase diversity throughout the Company. The Company also revised its scholarship program for the children of its associates to better recognize minority and low-income students. In addition, the Company was named on the following three Forbes listings: Best Employer for Women, Best Employer for Diversity, and Best in State Employer.
Talent, development, and training
The Company’s talent strategy is focused on attracting the best talent from a diverse range of sources, recognizing and rewarding associates for their performance, and continually developing, engaging, and retaining associates.
The Company is committed to the continued development of its people. Strategic talent reviews and succession planning occur on a planned cadence annually across all business areas. The executive team convenes meetings with senior leadership and the board of directors to review top enterprise talent. The Company continues to provide opportunities for associates to grow their careers internally, with over 70 percent of open management positions filled internally during 2021.
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
Training is provided in a number of formats to accommodate the learner’s style, location, and technological knowledge and access, including instructor-led courses and hundreds of online courses in the Company’s learning management system. The Company also offers tuition assistance to associates for degree programs, non-degree seeking individual classes, or certificate programs that are related to areas of business at Nelnet. During 2021, the Company paid almost $380,000 in tuition assistance for its associates. During 2021, the Company partnered with Nebraska Dev Lab and Galvanize to offer two groups of technology-driven associates a modern coding education through the Company’s first ever Coding Academy. Everyone who participated in the rigorous program passed the program and gained valuable current information technology skills.
Competitive pay, benefits, wellness, and safety
The general compensation philosophy of the Company, as an organization that values the long-term success of its shareholders, customers, and associates, is that the Company will pay fair, competitive, and equitable compensation designed to encourage focus on the long-term performance objectives of the Company and is differentiated based on both the individual’s performance and the performance of his or her respective business segment. In carrying out this philosophy, the Company structures its overall compensation framework with the general objectives of encouraging ownership, savings, wellness, productivity, and innovation. In addition, total compensation is intended to be market competitive compared to select industry surveys, internally consistent, and aligned with the philosophy of a performance-based organization. The Company provides a comprehensive benefits package, opportunities for retirement savings, and a robust wellness program. The holistic wellness program focuses on four pillars: personal, professional, physical, and financial well-being.
In response to the COVID-19 pandemic, the Company has implemented and continues to implement safety measures in all its facilities. The Company has implemented adjustments to its operations designed to keep associates safe and comply with federal and local guidelines, including those regarding masks, social distancing, and any applicable vaccine mandates. Since March 2020, a vast majority of associates continue to work from their home. However, all non-remote associates currently have the choice to work in the office, at home, or a hybrid of both.

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
Ethics are deeply embedded in the Company’s values and business processes. The Company has a Code of Ethics and Conduct that includes the Company’s core values and guiding principles for which every associate is empowered to achieve. The Company regularly reinforces its commitment to ethics and integrity in associate communications, in its everyday actions, and in processes and controls. As part of the Company’s ongoing efforts to ensure its associates conduct business with the highest levels of ethics and integrity, the Company has compliance training programs. The Company also maintains an Ask Ethics email through which associates can raise concerns they may have about business behavior they do not feel comfortable discussing personally with managers or human resources personnel. In addition, the Company maintains a separate anonymous portal for any associate concerns about the Company's financial reporting, internal controls, and related matters.
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
The Company has adopted a Code of Ethics and Conduct that applies to directors, officers, and associates, including the Company's principal executive officer and its principal financial and accounting officer, and has posted such Code of Ethics and Conduct on its investor relations website. Amendments to and waivers granted with respect to the Company's Code of Ethics and Conduct relating to its executive officers and directors, which are required to be disclosed pursuant to applicable securities laws and stock exchange rules and regulations, will also be posted on its investor relations website. The Company's Corporate Governance Guidelines, Audit Committee Charter, People Development and Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Risk and Finance Committee Charter, and Compliance Committee Charter are also posted on its investor relations website.
Information on the Company's websites is not incorporated by reference into this report and should not be considered part of this report.
ITEM 1A.  RISK FACTORS
We are subject to risks including, but not limited to, strategic, market, liquidity, credit, regulatory, technology, operational, security, and other business risks such as reputation damage related to negative publicity and dependencies on key personnel, customers, vendors, and systems. This section discusses material risk factors that could adversely affect our financial results and condition and the value of, and return on, an investment in us. Although this section attempts to highlight key risk factors, other risks may emerge at any time, and we cannot predict all risks or estimate the extent to which they may affect us. These risk factors should be read in conjunction with the other information included in this report.
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
As of December 31, 2021, our AGM operating segment had $15.9 billion, $0.6 billion, and $0.5 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $5.4 billion of debt indexed to three-month LIBOR, which resets quarterly, and $10.5 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, the indices' historically high level of correlation may be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected to a material extent.

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
Depending on the type of loan and when it originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn floor income for an extended period of time, which we refer to as fixed rate floor income, and for those loans where the borrower rate is reset annually on July 1, we may earn floor income to the next reset date, which we refer to as variable rate floor income.
For the year ended December 31, 2021, we earned $122.9 million of fixed rate floor income, which reflects $19.7 million of net settlements paid related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have an impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.
Interest rate risk - use of derivatives
We utilize derivative instruments to manage interest rate sensitivity. See note 6 of the notes to consolidated financial statements included in this report for additional information on derivatives used by us to manage interest rate risk. Our derivative instruments are intended as economic hedges but do not qualify for hedge accounting; consequently, the change in fair value, called the “mark-to-market,” of these derivative instruments is included in our operating results. Changes or shifts in the forward yield curve can and have significantly impacted the valuation of our derivatives, and in turn can and have impacted our results of operations.
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
Based on our interest rate swaps outstanding as of December 31, 2021, if the forward interest rate curve was 50 basis points lower for the remaining duration of these derivatives, we would have been required to pay approximately $64.6 million in additional variation margin. In addition, if the forward basis curve between one-month and three-month LIBOR experienced a ten-basis point reduction in spread for the remaining duration of our 1:3 Basis Swaps (in which we pay one-month LIBOR and receive three-month LIBOR), we would have been required to pay approximately $12.9 million in additional variation margin.
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
Interest rate risk - replacement of LIBOR as a benchmark rate
As of December 31, 2021, the interest earned on a principal amount of $15.9 billion of our FFELP student loan assets held by the AGM operating segment was indexed to the one-month LIBOR, and the interest paid on a principal amount of $15.9 billion of our FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, our derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR.
In March 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), calculated based on overnight repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR being an overnight rate while LIBOR reflects term rates at different maturities. Accordingly, there are uncertainties as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR, including what effect it would have on the value of LIBOR-based securities, financial contracts, and variable rate loans.
Although the indentures for student loan asset-backed debt securities issued in our most recent LIBOR-indexed securitization transactions include new interest rate determination fallback provisions emerging in the market for new issuances of LIBOR-indexed debt securities, many of the contracts for our existing LIBOR-indexed assets, liabilities, and derivative instruments from historical transactions do not include provisions that contemplated the possibility of a permanent discontinuation of LIBOR and clearly specified a method for transitioning from LIBOR to an alternative benchmark rate, and it is not yet known how the market in general, specific counterparties in particular, the courts, or regulators will address the significant complexities and uncertainties involved in the transition away from LIBOR to an alternative benchmark rate. Specifically, the Department has not yet indicated any market transition away from the current LIBOR framework for paying special allowance payments to holders of FFELP assets. As a result, we cannot predict the impact that the transition from LIBOR to an alternative benchmark rate will have on our existing LIBOR-indexed assets, liabilities, and derivative instruments, but such impact could have material adverse effects on the value, performance, and related cash flows of such LIBOR-indexed items, including our funding costs, net interest income, loan and other asset values, and asset-liability management strategies. In particular, such transition could:
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
In April 2021, the State of New York enacted legislation to address certain contracts that are governed by New York law, refer to LIBOR as a benchmark reference rate, and do not have effective fallback provisions once the applicable LIBOR rate is discontinued. The legislation provides a statutory remedy by automatically replacing LIBOR with the “recommended benchmark replacement,” which is expected to be SOFR, and for a contract that has a “determining person” (a trustee, a calculation agent or the like), replacing LIBOR with the recommended benchmark replacement as selected by the determining person. The majority of our student loan asset-backed securitization indentures that do not have fallback provisions are governed by New York law, and thus are covered by this legislation. Parties remain free to agree on a different alternative benchmark rate, and we have and will continue to work with our asset-backed securitization investors to amend transaction documents to address the discontinuation of LIBOR.
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
Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time without penalty. Prepayments may result from consolidations of student loans by the Department through the Federal Direct Loan Program or by a lending institution through a private education or unsecured consumer loan, which historically tend to occur more frequently in low interest rate environments; from borrower defaults on federally insured loans, which will result in the receipt of a guaranty payment; and from voluntary full or partial prepayments; among other things.
Legislative and executive action risk exists as Congress and the President evaluate economic stimulus packages and proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could further increase prepayments and reduce interest income and could also reduce servicing fees. Future laws, executive actions, or other policy statements may encourage or force consolidation, create additional income-based repayment or debt forgiveness programs, create broad debt cancellation programs, or establish other policies and programs that impact prepayments on education loans. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio. For example, the Department recently announced a set of policy changes and released proposed negotiated rulemaking materials relating to the Public Service Loan Forgiveness program under its Federal Direct Loan Program, which may result in an increase in consolidations of FFELP loans into Federal Direct Loan Program loans held by the Department (which results in the loans no longer being on our balance sheet). While implementation of the policy changes and final new regulations are unknown at this time, individually or collectively, they may cause higher than anticipated prepayment rates on our portfolio of loans. Some variability in prepayment levels is expected, although extraordinary or extended increases in prepayment rates could have a materially adverse effect on our revenues, cash flows, profitability, and business outlook, and, as a result, could materially, adversely affect our business, financial condition, and results of operations.
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
The vast majority (97.1 percent) of our student loan portfolio is federally guaranteed. The federal government currently guarantees 97 percent of the principal and interest on federally insured student loans disbursed on and after July 1, 2006 (and 98 percent for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits our loss exposure on the outstanding balance of our federally insured portfolio. Federally insured student loans disbursed prior to October 1, 1993 are fully insured for both principal and interest. Our private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. We are actively expanding our acquisition of private education and consumer loan portfolios, which increases our exposure to credit risk.
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
Our loan portfolio and other assets and operations could suffer adverse consequences to the extent that natural disasters, widespread health crises similar to the COVID-19 pandemic, terrorist activities, or international hostilities affect the financial markets or the economy in general or in any particular region.
Natural disasters, widespread health crises similar to the COVID-19 pandemic, terrorist activities, or international hostilities affecting the financial markets or the economy in general or in any particular region could lead, for example, to an increase in loan delinquencies, borrower bankruptcies, or defaults that could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses, as well as have adverse effects on our other assets and business operations. Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of natural disasters, widespread health crises, terrorist activities, or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon, but have no control over.
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
We have a FFELP warehouse facility as described in note 5 of the notes to consolidated financial statements included in this report. The FFELP warehouse facility has an aggregate maximum financing amount of $60 million and liquidity provisions through May 23, 2022. In the event we are unable to renew the liquidity provisions for this facility, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and we would be required to refinance the existing loans in the facility by the final maturity date in May 2023. The FFELP warehouse facility also contains financial covenants relating to levels of our consolidated net worth, ratio of recourse indebtedness to adjusted EBITDA, and unencumbered cash. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facility. As of December 31, 2021, $5.0 million was outstanding under the FFELP warehouse facility and $0.3 million was advanced as equity support.
We also have a private education loan warehouse facility that has an aggregate maximum financing amount available of $175.0 million, liquidity provisions through June 30, 2022, and a final maturity date of June 30, 2023. As of December 31, 2021, $107.0 million was outstanding and $11.8 million was advanced as equity support under this warehouse facility.
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
We currently invest a substantial portion of our excess cash in student loan asset-backed securities and other investments that are subject to market fluctuations. The fair value of these investments was $1.0 billion as of December 31, 2021, including $907.2 million in student loan asset-backed securities. The student loan asset-backed securities earn a floating interest rate and carry expected returns of approximately LIBOR + 75-250 basis points to maturity. While we expect our overall student loan asset-backed securities to have few credit issues if held to maturity, they do have limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.
We will need to extend or refinance repurchase agreements funding the purchase of certain private education loan asset-backed securities that we are required to retain as sponsor of the underlying securitizations, since the current maturities of the agreements do not match the required holding period for the related investments and we are required to pay additional equity support in the event the fair value of the securities subject to the repurchase agreements becomes less than the original purchase price of such securities.
During 2021, we sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of the private education loans sold by Wells Fargo. For further information about these transactions, see the MD&A – “Overview – Recent Transactions/Developments – 2021 Transactions Related to the Private Education Loan Portfolio Sold by Wells Fargo.” As sponsor, we are required to provide a certain level of risk retention, and we have purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on our consolidated balance sheet as "investments" and as of December 31, 2021, the fair value of these bonds was $412.6 million. We must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time we can sell the investment securities (bonds) to a third party. We entered into repurchase agreements with third parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
As of December 31, 2021, $483.8 million was outstanding on our repurchase agreements, of which $313.2 million was borrowed to fund the private education loan securitization bonds subject to our risk retention requirements. The repurchase agreements have various maturity dates between May 27, 2022 and December 20, 2023, but are subject to early termination upon required notice provided by us or the applicable counterparty prior to the maturity dates. We are required to pay additional equity support in the event the fair value of the securities subject to the repurchase agreements becomes less than the original purchase price of such securities.
The current maturities of the repurchase agreements do not match the required holding period for, or the maturity of, the related funded assets. Therefore, we will need to continue to extend the maturities of the repurchase agreements and/or find alternative funding related to the investment securities collateral funded by these repurchase agreements prior to their expiration.
Operations
Risks associated with our operations, as further discussed below, include those related to the importance of maintaining scale by retaining existing customers and attracting new business opportunities, our information technology systems and potential security and privacy breaches, and our ability to manage performance related to regulatory requirements.
Our largest fee-based customer, the Department of Education, represented 29 percent of our revenue in 2021. Failure to extend the Department contracts or obtain new Department contracts in the Department's NextGen or other procurement processes, our inability to consistently surpass competitor performance metrics, or unfavorable contract modifications or interpretations, could significantly lower servicing revenue and hinder future service opportunities.
Our subsidiaries Nelnet Servicing and Great Lakes are two of the current seven private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. As of December 31, 2021, Nelnet Servicing was servicing $215.8 billion of student loans for 6.4 million borrowers under its contract, and Great Lakes was servicing $262.6 billion of student loans for 7.8 million borrowers under its contract. For the year ended December 31, 2021, we recognized $360.8 million in revenue from the Department under these contracts, which represented 29 percent of our revenue.
Nelnet Servicing's and Great Lakes' student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment ("NextGen") for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance.
In the event that our servicing contracts are not extended beyond the current expiration date, or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks to us and uncertainties regarding the current Department contracts and potential future Department contracts, including the pending and uncertain nature of the NextGen contract procurement process and the Department's prior awards of new NextGen contracts to other service providers; risks that we may not be successful in obtaining any new contracts with the Department; and risks and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the timing, nature, or ultimate outcome of the NextGen or any other contract procurement process by the Department.
New loan volume is currently allocated among the Department servicers based on certain performance metrics established by the Department and compared among all loan servicers. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics.
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
The COVID-19 pandemic has adversely impacted our results of operations, and either directly or indirectly through impacts on economic conditions or government policy could adversely impact our results of operations, businesses, financial condition, and/or cash flows going forward.
The COVID-19 pandemic has caused significant disruption to the U.S. and world economies and extreme volatility in the U.S. and world markets. These effects have adversely impacted our results of operations and, if these effects result in sustained economic stress, they could have a material adverse impact on us in a number of ways, including but not limited to, talent acquisition and retention, wage inflation and cost of service delivery, lower higher education school enrollments, rising interest rates due to market conditions or government policy or stimulus, loan performance (where individual student and consumer borrowers experience financial hardship), and performance levels and impacts of vaccine requirements on our workforce and work environment (work from home). Although certain business and economic conditions have improved since the pandemic began, significant uncertainties remain, including with respect to the effectiveness of vaccines against existing and new variant strains of the COVID-19 virus which could be vaccine resistant, the potential impacts of variations in vaccination rates among different geographical areas and demographic segments, vaccine mandates, booster vaccines, and the potential impacts of potential additional future spikes in infection rates including through breakthrough infections among the fully vaccinated.
COVID-19 materially disrupted business operations across many sectors, initially resulting in periods of significantly higher levels of unemployment and underemployment, and more recently resulting in inflation associated with supply chain disruptions, a constrained labor market, supply, and extensive government stimulus programs initiated in efforts to counteract the economic disruptions from the pandemic. As a result, many student and consumer borrowers have experienced or may continue to experience financial hardship, making it difficult to meet loan payment obligations without assistance, which has had previous adverse effects and could have future adverse effects on the performance of our loan portfolio.
Our net interest income and profitability have been and could further be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. Higher income volatility from changes in interest rates and spreads to benchmark indices has caused and could cause a loss of net interest income and adverse changes in current fair value measurements of our assets and liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. For example, the Federal Reserve has recently signaled that it may begin to raise its target interest rate beginning in the first half of 2022 as a way of addressing the inflationary effects of the extensive pandemic-related government stimulus programs, and an increase in interest rate levels generally results in a reduction of floor income we receive on certain FFELP loans.
A vast majority of our employees continue to work from home, either full-time or dividing their workdays between working from home and working in the office as we have offered employees flexibility in the amount of time they work in offices that were reopened in 2021. Unanticipated issues arising from handling personal, confidential, and other information in a work-

from-home environment could lead to greater risks for us, including cybersecurity and privacy risks. In addition, recent labor market constraints have resulted in wage inflation and higher voluntary turnover rates, which in turn have led to increases in compensation costs to attract and retain talent. Further, in September 2021, the President issued an executive order that would require certain COVID-19 precautions for government contractors, including mandatory employee vaccinations. These requirements would apply to us as a student loan servicer for the Department, but are currently stayed pending the outcome of ongoing litigation. Any implementation of vaccination mandates applicable to our employees could result in workplace disruptions, employee attrition, and difficulty securing future talent needs in an increasingly competitive job market.
The CARES Act suspended federal student loan payments and interest accruals on all loans owned by the Department beginning as of March 13, 2020, and this suspension has been extended through May 1, 2022. As a result of this suspension, we receive a reduced level of servicing revenue per borrower from the Department. In addition, revenue from the Department for originating consolidation loans has been adversely impacted because of borrowers receiving relief on their existing loans, thus not initiating a consolidation. If the suspension period is extended further, more borrowers may consolidate their FFELP loans to the Federal Direct Loan Program, which could further increase prepayments on our loan portfolio and reduce our interest income and servicing fees. We currently anticipate the above revenues will continue to be negatively impacted while student loan payments and interest accruals are suspended.
The extent to which the COVID-19 pandemic continues to impact us will depend on many factors which are uncertain and beyond our control, including: the duration and ultimate severity of the pandemic; further public health and economic dislocations and constraints resulting from the pandemic; government actions in response to the pandemic, including any further actions to suspend, reduce or cancel payment obligations for loan borrowers; and the impacts of the pandemic on the U.S. and world economies. However, the impacts of the COVID-19 pandemic, or any other pandemic, on our businesses could be material and adverse. To the extent the COVID-19 pandemic continues to adversely affect broader economic conditions and/or adversely affects us, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in this report.
Climate change manifesting as physical or transition risks could have a material adverse impact on our operations, vendors, and customers.
Our businesses, and the activities of our vendors and customers, could be impacted by climate change. Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of businesses with respect to risks posed by climate change. Climate-related physical risks may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency and severity of wildfires, hurricanes, and tornadoes, rising sea levels, and a rising heat index. In addition to possible changes in climate policy and regulation, potential transition risks may include economic and other changes engendered by the development of low-carbon technological advances (e.g., electric vehicles and renewable energy) and/or changes in consumer and business preferences toward low-carbon goods and services. These climate-related physical risks and transition risks could have a financial impact on us, and our vendors and customers, including declines in asset values; cost increases; reduced availability of insurance; reduced demand for certain goods and services; increased loan delinquencies, bankruptcies, events of default, and force majeure events; increased interruptions to business operations and services; adverse supply chain impacts; and negative consequences to business models, and the need to make changes in response to those consequences.
A failure of our operating systems or infrastructure could disrupt our businesses, cause significant losses, result in regulatory action, and damage our reputation.
We operate many different businesses in diverse markets and depend on the efficient and uninterrupted operation of our computer network systems, software, datacenters, cloud services providers, telecommunications systems, and the rest of our operating systems and infrastructure to process and monitor large numbers of daily transactions in compliance with contractual, legal, regulatory, and our own standards. Such systems and infrastructure could be disrupted because of a cyberattack, spikes in transaction volume, power outages, telecommunications failures, process breakdowns, degradation or loss of internet or website availability, natural disasters, political or social unrest, and terrorist acts. A significant adverse incident could damage our reputation and credibility, lead to customer dissatisfaction and loss of customers or revenue, and result in regulatory action, in addition to increased costs to service our customers and protect our network. Such an event could also result in large expenditures to repair or replace the damaged properties, networks, or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and our business continuity plans may not be sufficient for all eventualities. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition, and results of operations.

Operating system and infrastructure risks continue to increase in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to support and process customer transactions, the increased number and complexity of transactions being processed, changes to the way we do business due to the COVID-19 pandemic (like increased instances of employees working from home and/or using personal computing devices), and the increased sophistication and activities of organized crime, hackers, terrorists, activists, nation state threat actors, and other external parties. In addition, to access our services and products, our customers may use personal smartphones, tablet computers, and other mobile devices that are beyond our control systems.
Malicious and abusive activities, such as the dissemination of computer viruses, worms, and other destructive or disruptive software, internal and external threats, computer hacking, social engineering, denial of service attacks, ransomware or ransom demands to not expose confidential data or vulnerabilities in systems, and other malicious activities have become more common. These activities could have material adverse consequences on our network and our customers, including degradation of service, excessive call volume, and damage to our or our customers' equipment and data. Although to date we have not experienced a material loss relating to cyberattacks or system outage, there can be no assurance that we will not suffer such losses in the future or that there is not a current threat that remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and the size and scale of our services.
We could also incur material losses resulting from the risk of unauthorized access to our computer systems, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and failures to properly execute business continuation and disaster recovery plans. In the event of a breakdown in the internal control system, improper operation of systems, or unauthorized employee actions, we could suffer material financial loss, potential legal actions, fines, or civil monetary penalties that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity and damage to our reputation.
As a result of the above risks, we continue to develop and enhance our training, controls, processes, and practices designed to protect, monitor, and restore our systems, computers, software, data, and networks from attack, damage, or unauthorized access, and this remains a priority for us, each of our business segments, and our Board of Directors. Even though we maintain technology and telecommunication, professional services, media, network security, privacy, injury, and liability insurance coverage to offset costs related to a cyberattack, information security breach, or extended system outage, this insurance coverage may not cover all costs of such incidents.
A security breach of our information technology systems could result in material financial losses and legal exposure, and damage to our reputation.
Our operations rely on the secure processing, storage and transmission of personal, confidential and other sensitive information in our information technology systems, including customer, personnel, and vendor data. Although we devote significant resources to maintain and regularly upgrade our systems and processes that are designed to protect the security of our systems, software, and networks and to protect the confidentiality, integrity and availability of information belonging to us and our customers, we experience increasingly numerous and more sophisticated attacks on our systems, and our cybersecurity measures may not be entirely effective.
We may not be able to anticipate or to implement effective preventive measures against all types of security breaches, because the techniques used change frequently, generally increase in sophistication, often are not recognized until launched, sometimes go undetected even when successful, and result in cybersecurity attacks originating from a wide variety of sources, including organized crime, hackers, terrorists, activists, hostile foreign governments, and other external parties. Those parties may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information to gain access to our data or that of our customers, such as through “phishing” schemes. These risks may increase in the future as we continue to increase our mobile and internet-based product offerings and expand our internal usage of web-based products and applications. In addition, our customers often use their own devices, such as computers, smart phones, and tablet computers, to make payments and manage their accounts. We have limited ability to assure the safety and security of our customers’ transactions to the extent they are using their own devices, which could be subject to similar threats. A penetration or circumvention of our information security systems, or the intentional or unintentional disclosure, alteration or destruction by an authorized user of confidential information necessary for our operations, could result in serious negative consequences for us. These consequences may include violations of applicable privacy and other laws; financial loss to us or to our customers; loss of confidence in our cybersecurity measures; customer dissatisfaction; significant litigation exposure; regulatory fines, penalties or intervention; reimbursement or other compensatory costs; additional compliance costs; significant disruption of our business operations; and harm to our reputation.

In addition, we routinely transmit, receive, and process large volumes of personal, confidential, and proprietary information through third parties. Although we work to ensure that third parties with which we do business maintain information security systems and processes, those measures may not be entirely effective, and an information security breach of a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively. An interception, misuse or mishandling of personal, confidential, or proprietary information being processed, sent to or received from a third party could result in material adverse legal liability, regulatory actions, disruptions, and reputational harm with respect to our businesses.
We and our third-party vendors have experienced, and could experience in the future, cyber-attacks and information security breaches. Although to date none of these attacks or breaches has individually or in the aggregate resulted in a security incident with a material adverse effect on our results of operations, financial condition, or businesses, there can be no assurance that we will not suffer material adverse effects in the future or that there is not a significant current threat that remains undetected at this time.
We must adapt to rapid technological change. If we are unable to take advantage of technological developments or our software products experience quality problems and development delays, we may experience a decline in the demand for our products and services.
Our long-term operating results depend substantially upon our ability to continually enhance, develop, introduce, and market new products and services. We must continually and cost-effectively maintain and improve our information technology systems and infrastructure in order to successfully deliver competitive and cost-effective products and services to our customers. The widespread adoption of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services. If we fail to enhance and scale our systems and operational infrastructure or products and services, our operating segments may lose their competitive advantage and this could adversely affect financial and operating results.
We require skilled technology and security workers to maintain, secure, and improve our information technology systems and infrastructure. Talent availability, increased demand and competition for skilled workers across the technology sector may impact our ability to maintain adequate technology and security staffing levels. If we are unable to retain existing talent, or recruit and hire new talent when needed, we may be unable to quickly adopt new technologies, or maintain and improve our technology systems and infrastructure.
Our products and services are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected bugs or other defects that interfere with its intended operation. Quality problems with our software products, with transferring between systems or with errors or delays in our processing of electronic transactions, could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation, or exposure to liability claims.
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
Our third-party service providers may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, cyberattacks, telecommunications failures, supply chain disruptions, acts of terrorism, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operations. If a third-party service provider experiences an outage, or our services are disrupted, we may temporarily lose the ability to conduct certain business activities, which could impact our ability to serve our customers and meet our contractual, legal, or regulatory compliance obligations. Our businesses would also be harmed if our customers and potential customers believe our services are unreliable. Even though we have selected the third parties with which we do business carefully and have disaster recovery and business continuity arrangements, our services could be interrupted. Some of our third-party service providers may engage vendors of their own as they provide services or technology solutions for our operations, which introduces the same risks that these “fourth parties” could be the source of operational failures.
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
Our reliance on Amazon Web Services to deliver cloud computing services is significant, and any disruptions with our use of Amazon Web Services could adversely impact our business and operations.
Amazon Web Services ("AWS") provides infrastructure and software services for a significant amount of our technology products and services. As we continue to modernize our systems, the level of dependence on AWS' cloud services will grow. We also rely on AWS for our system backups and archive storage, and a substantial amount of our users' information and confidential business information is stored in the AWS cloud environment. Given that we contract with many third-party service providers and utilize third-party software applications that are also dependent on AWS, the stability and availability of AWS is critical to our business.
AWS' operations and facilities are susceptible to service interruptions and damage, and we have limited control over the AWS operations and facilities that support our business. We have implemented contingency plans for disaster recovery and business continuity but are limited in our ability to move quickly off AWS to another cloud service provider. Any disruption of or interference with our use of AWS could adversely impact our operations and our business. Any negative publicity arising from these disruptions could also harm our reputation and brand.
We must satisfy certain requirements necessary to maintain the federal guarantees of our federally insured loans and the federally insured loans that we service for third parties, and we may incur penalties or lose our guarantees if we fail to meet these requirements.
As of December 31, 2021, we serviced $26.9 billion of FFELP loans that maintained a federal guarantee, of which $14.6 billion and $12.3 billion were owned by us and third-party entities, respectively. We must meet various requirements in order to maintain the federal guarantee on federally insured loans, which is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If we misinterpret Department guidance, or incorrectly apply the Higher Education Act, the Department could determine that we are not in compliance. Federally insured loans that are not originated, disbursed, or serviced in accordance with the Department's and guaranty agency regulations may risk partial or complete loss of the guarantee. If we experience a high rate of servicing deficiencies (including any deficiencies resulting from the conversion of loans from one servicing platform to another, errors in the loan origination process, establishment of the borrower's repayment status, and due diligence or claim filing processes), it could result in the loan guarantee being revoked or denied. In most cases we have the opportunity to cure these deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt. However, not all deficiencies can be cured.
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
The failure to safeguard the privacy of personal information could result in significant legal and reputational harm.
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
The failure of Nelnet Bank to achieve business plan results and effectively deploy loan and deposit strategies in accordance with regulatory requirements and its business plan could adversely affect the Bank’s success during its three-year de novo period.
On November 2, 2020, Nelnet Bank, our banking subsidiary, launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace. Nelnet Bank was funded by us with an initial capital contribution of $100.0 million, consisting of $55.9 million in cash and $44.1 million of student loan asset-backed securities. In addition, we made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC.
The regulatory landscape surrounding industrial banks continues to be scrutinized and banking policy changes may be difficult to predict in advance. Nelnet Bank monitors the regulatory environment and any related changes that may impact the charter or its operations. Nelnet Bank established a three-year business plan, which requires ongoing monitoring to ensure alignment to financial and asset targets as well as other commitments. Failure to meet these targets and commitments could jeopardize the success and profitability of Nelnet Bank.
The banking industry is highly regulated, and the regulatory framework, together with any future legislative changes, may have a significant adverse effect on Nelnet Bank’s operations. Nelnet Bank’s current product offerings are primarily concentrated in loan products for higher education, with expected expansion in alignment with the business plan to unsecured consumer lending. Such concentrations and the competitive environment for those products subject the bank to risks that could adversely affect its financial position. Consumer access to alternative means of financing, the costs of education, and other factors may reduce demand for, or adversely affect Nelnet Bank’s ability to, retain private education loans.
Prior to FDIC approval, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. For additional information, see the MD&A - “Liquidity and Capital Resources - Liquidity Impact Related to Nelnet Bank.” However, any failure to meet minimum capital requirements and FDIC regulations can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have material adverse effect on Nelnet Bank’s business, results of operations, and financial condition.
Our failure to successfully manage business and certain asset acquisitions and other investments could have a material adverse effect on our business, financial condition, and/or results of operations.
We have expanded our services and products through business acquisitions, and we may acquire other new businesses, products, and services, or enhance existing businesses, products, and services, or make other investments to further diversify our businesses both within and outside of our historical education-related businesses, through acquisitions of other companies, product lines, technologies, and personnel, or through investments in new asset classes. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions (including potential delays or errors in converting loan servicing portfolio acquisitions to our servicing platform), loss of key employees, degradation of services, difficulty expanding information technology systems and other business processes to incorporate the acquired businesses, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued in consideration for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our business, financial condition, and/or results of operations. Correspondingly, our expectations as to the accretive nature of the acquisitions or investments could be inaccurate.
Our significant investments in ALLO and Hudl are subject to a number of risks, including macroeconomic conditions, competition, political and regulatory requirements, technology advancements, cybersecurity threats, retention of key personnel, and other risks. ALLO derives its revenue primarily from the sale of telecommunication services, which are subject to intense competition and extensive federal, state, and local regulations. Additionally, our investment in ALLO is dependent on ALLO maintaining and expanding its infrastructure and continuing to increase market share in existing and new markets. Hudl’s sports performance analysis business is subject to global market conditions, new competition, advancements in technology, and continued demand for their products and services.

The operating results of these companies could impact the valuation of these investments on our financial statements, and we may not be able to fully monetize these investments without a liquidation event.
Geopolitical risks, such as those associated with Russia’s invasion of Ukraine, could result in a decline in the outlook for the U.S. and global economies.
The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors which affect our assets and businesses.
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
For example, the CFPB has the authority to supervise, examine, and investigate large nonbank student loan servicers, including us. If the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB guidance, it is possible that this could result in material adverse consequences, including, without limitation, settlements, fines, penalties, public enforcement actions, adverse regulatory actions, changes in our business practices, or other actions. The CFPB has also issued student loan servicing rules since its inception and continues to review servicing areas where new guidance or rules may be issued in the future.
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
Several states have enacted laws regulating and monitoring the activity of student loan servicers. For additional information, including risks to us from such state laws, see the paragraph beginning with the same sentence as the immediately preceding sentence that is set forth in Part I, Item 1, “Regulation and Supervision - Loan Servicing and Systems.”
As a result of the Reconciliation Act of 2010, our existing FFELP loan portfolio will continue to decline over time.
The Reconciliation Act of 2010 discontinued new loan originations under the FFEL Program and requires all new federal loan originations to be made through the Federal Direct Loan Program. Although the new law did not alter or affect the terms and conditions of existing FFELP loans, interest income related to existing FFELP loans will decline over time as existing FFELP loans are paid down, refinanced, or repaid by guaranty agencies after default. We currently believe that in the short term we will not be able to invest the excess cash generated from the FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio. If we are unable to grow or develop new revenue streams, our consolidated revenue and operating margin will decrease as a result of the decline in FFELP loan volume outstanding.
Exposure related to certain tax issues could decrease our net income.
Federal and state income tax laws and regulations are often complex and require interpretation. From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on the interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these authorities. In accordance with authoritative accounting guidance, we establish reserves for tax contingencies related to deductions and credits that we may be unable to sustain. Differences between the reserves for tax contingencies and the amounts ultimately owed are recorded in the period they become known. Adjustments to our reserves could have a material effect on our financial statements.
We may also be impacted by changes in tax laws, including tax rate changes, new tax laws, and subsequent interpretations of tax laws by federal and state tax authorities. For example, any future tax legislation increasing the corporate federal income tax rate and/or limiting deductions could have a negative impact on the Company’s financial results. In addition, several states are in a deficit position. Accordingly, states may look to expand their taxable base, alter their tax calculation, or increase tax rates, which could result in an additional cost to the Company.
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
Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 81.8 percent of the voting rights of our shareholders and effectively has control over all of our matters.
Michael S. Dunlap, our Executive Chairman and a principal shareholder, beneficially owns 81.8 percent of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by Mr. Dunlap. As a result, Mr. Dunlap, as Executive Chairman and controlling shareholder, has control over all of our matters and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.
Our contractual arrangements and transactions with Union Bank and Trust Company ("Union Bank"), which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.
Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which owns 81.5 percent of Union Bank's common stock and 15.5 percent of Union Bank's non-voting non-convertible preferred stock. Certain grantor retained annuity trusts established by Mr. Dunlap, a controlling shareholder as well as Executive Chairman of our Board of Directors, and his spouse own a total of 50.4 percent of F&M’s outstanding voting common stock, and a certain grantor retained annuity trust established by Mr. Dunlap’s sister, Angela L. Muhleisen, owns 49.2 percent of F&M’s outstanding voting common stock. In addition, Mr. Dunlap and his family and Ms. Muhleisen and her family own a total of 8.9 percent and 7.9 percent, respectively, of F&M’s outstanding non-voting preferred stock, which amounts are convertible into shares of F&M common stock which would currently represent an additional 3.0 percent and 2.8 percent, respectively, of F&M’s outstanding common stock on an as converted basis. Mr. Dunlap serves as a Director and Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of Nelnet because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of Nelnet and may share voting and/or investment power with respect to such shares. As of December 31, 2021, Union Bank was deemed to beneficially own 9.8 percent of the voting rights of our outstanding common stock, and Mr. Dunlap and Ms. Muhleisen beneficially owned

81.8 percent and 11.8 percent, respectively, of the voting rights of our outstanding common stock (with certain shares deemed under applicable SEC rules to be beneficially owned by both Mr. Dunlap and Ms. Muhleisen).
We have entered into, and intend to continue entering into, certain contractual arrangements with Union Bank, including loan purchases, loan servicing, loan participations, banking and lending services, 529 Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 related to the transactions with Union Bank was income (before income taxes) of $11.0 million, $15.4 million, and $9.7 million, respectively. See note 21 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
We intend to maintain our relationship with Union Bank, which our management believes provides certain benefits to us. Those benefits include Union Bank's knowledge of and experience in the FFELP industry, its willingness to provide services, and at times liquidity and capital resources, on an expedient basis, and its proximity to our corporate headquarters in Lincoln, Nebraska.
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
PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2022 was 1,477 and 72, respectively. The record holders of the Class B common stock are Michael S. Dunlap, Shelby J. Butterfield, various members of the Dunlap and Butterfield families, and various other estate planning trusts established by and/or entities controlled by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2020 and 2021 in amounts totaling $0.82 per share and $0.90 per share, respectively. The Company currently plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.

Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2016 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Nelnet, Inc.
S&P 500
S&P 500 Financials

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Nelnet, Inc.	$100.00	$109.27	$105.62	$118.96	$147.56	$204.66
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500 Financials	100.00	122.18	106.26	140.40	138.02	186.38
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2021 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2021	—	$—	—	2,909,015
November 1 - November 30, 2021	145,626	87.83	145,626	2,763,389
December 1 - December 31, 2021	194,987	91.46	191,709	2,571,680
Total	340,613	$89.91	337,335

(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 3,278 shares in December 2021. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
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
ITEM 6. [RESERVED]
ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2021 and 2020. All dollars are in thousands, except share data, unless otherwise noted.)
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
A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2020 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 25, 2021.
OVERVIEW
The Company is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology, services, and payment processing, and the Company also has a significant investment in communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in early-stage and emerging growth companies, real estate, and renewable energy (solar).

The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the FFEL Program.
The Reconciliation Act of 2010 discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. As a result, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. Since all FFELP loans will eventually run off, a key objective of the Company is to reposition itself for the post-FFELP environment.
To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, and in November 2020 launched Nelnet Bank. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
Liquidity
The Company intends to use its strong liquidity position, as summarized below, to continue to provide and expand its products and services and capitalize on market opportunities, including FFELP, private education, and consumer loan acquisitions (or investment interests therein); strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions.
•As of December 31, 2021, the Company had cash and cash equivalents of $125.6 million. Cash held by Nelnet Bank is generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, cash and cash equivalents as of December 31, 2021 was $99.4 million.
•The Company has historically generated positive cash flow from operations. For the year ended December 31, 2021, the Company’s net cash provided by operating activities was $544.9 million.
•The Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of December 31, 2021, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
•The majority of the Company’s portfolio of student loans is funded in asset-backed securitizations that will generate significant earnings and cash flow over the life of these transactions. As of December 31, 2021, the Company currently expects future undiscounted cash flows from its securitization portfolio to be approximately $1.88 billion, of which approximately $1.29 billion will be generated over the next five years.

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

	Year ended December 31,
	2021	2020
GAAP net income attributable to Nelnet, Inc.	$393,286	352,443
Realized and unrealized derivative market value adjustments	(92,813)	28,144
Tax effect (a)	22,275	(6,755)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$322,748	373,832

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$10.20	9.02
Realized and unrealized derivative market value adjustments	(2.41)	0.72
Tax effect (a)	0.58	(0.17)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$8.37	9.57

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

Operating Segments
The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its Asset Generation and Management ("AGM") operating segment. This segment is expected to generate a stable net interest margin and significant amounts of cash as the FFELP portfolio amortizes. As of December 31, 2021, AGM had a $17.4 billion loan portfolio that management anticipates will amortize over the next approximately 15 years and has a weighted average remaining life of approximately 8 years. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow.
In addition, the Company earns fee-based revenue through the following reportable operating segments:
•Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Services ("NDS"), which includes the operations of Nelnet Servicing and Great Lakes
•Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Services ("NBS")
Further, the Company earned communications revenue through ALLO, formerly a majority-owned subsidiary of the Company prior to a recapitalization of ALLO resulting in the deconsolidation of ALLO from the Company’s financial statements on December 21, 2020. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO, and ALLO’s results of operations, prior to the deconsolidation, are presented by the Company as a reportable operating segment.
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the Federal Deposit Insurance Corporation ("FDIC") and for a bank charter from the Utah Department of Financial Institutions ("UDFI") in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah. Nelnet Bank’s operations are presented by the Company as a reportable operating segment.
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured and other corporate related debt transactions. In addition, the Corporate segment includes direct incremental costs associated with Nelnet Bank prior to the UDFI’s approval for its bank charter, and certain shared service and support costs incurred by the Company that will not be reflected in Nelnet Bank’s operating results through 2023 (the bank’s de novo period). Such Nelnet Bank-related costs included in the Corporate segment totaled $3.4 million (pre-tax) and $6.0 million (pre-tax) in 2021 and 2020, respectively.

The information below provides the operating results (net income before taxes) for each reportable operating segment and Corporate and Other Activities for the years ended December 31, 2021 and 2020. See “Results of Operations” for each such reportable operating segment (except for ALLO, which was deconsolidated from the Company’s financial statements in December 2020).

	Year ended December 31,		Certain Items Impacting Comparability (a)
	2021	2020	Results in 2021 were impacted by:	Results in 2020 were impacted by:
NDS	$62,445	53,375	•Impairment charges on owned buildings of $13.2 million due to continued evaluation of office space needs as employees continue to work from home due to COVID-19
NBS	72,713	66,200	•A full year of operating results from the December 31, 2020 acquisitions of HigherSchool and CD2
ALLO (prior to deconsolidation)	—	(33,188)
AGM	423,616	162,703
•Income of $92.8 million related to changes in the fair value of derivative instruments that do not qualify for hedge accounting

•Negative provision for loan losses of $13.2 million due primarily to improved economic conditions throughout 2021 as compared to December 31, 2020

•Gains from the sale of consumer loans of $18.7 million

•A net gain of $32.9 million related to the Company’s joint venture to acquire Wells Fargo’s private education student loan portfolio. See “2021 Transactions Related to the Private Education Loan Portfolio Sold by Wells Fargo” below

•A decrease of $23.8 million in interest expense as a result of reversing a historical accrued interest liability on certain bonds (initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013), which liability the Company determined is no longer probable of being required to be paid

•A loss of $28.1 million related to changes in the fair value of derivative instruments that do not qualify for hedge accounting

•Provision expense for loan losses of $63.0 million as a result of the COVID-19 pandemic and its effects on economic conditions

•Gains from the sale of consumer loans of $33.0 million

•An impairment expense, net of recoveries, of $16.6 million related to the Company’s beneficial interest in consumer loan securitization investments as a result of the estimated impacts of the COVID-19 pandemic

Nelnet Bank	(792)	(80)
Corporate	(55,875)	201,477
•Net investment gains and income of $58.7 million, including $28.8 million from venture capital investments, $22.3 million related to real estate, and $7.6 million related to asset-backed securities (bonds) and marketable equity securities

•A loss of $42.1 million related to the Company’s voting membership interest investment in ALLO

•A loss of $10.1 million from solar investments (b)

•A gain of $50.1 million to adjust the carrying value of the Company’s investment in Hudl to reflect Hudl’s May 2020 equity raise transaction value

•A gain of $258.6 million from the deconsolidation of ALLO

•A loss of $37.4 million from solar investments (b)

Net income before taxes	502,105	450,486
Income tax expense	(115,822)	(100,860)
Net loss attributable to noncontrolling interests (b)	7,003	2,817
Net income	$393,286	352,443

(a)    All dollar amounts for those items impacting comparability in 2021 and 2020 are pre-tax.
(b)    Losses from solar investments in 2021 and 2020 include losses of $7.1 million and $3.8 million, respectively, attributable to third-party minority interest investors in solar projects that are included in “net loss attributable to noncontrolling interests” in the table above.

Recent Transactions / Developments
2021 Transactions Related to the Private Education Loan Portfolio Sold by Wells Fargo
In December 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company entered into a joint venture with other investors to acquire the loans, and under the joint venture, the Company had an approximately 8 percent interest in the loans and has a corresponding 8 percent interest in residual interests in the 2021 securitizations of the loans discussed below. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March and throughout the second quarter of 2021, the vast majority of the borrowers were converted to the Company’s servicing platform. The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility.
During 2021, the joint venture completed four asset-backed securitization transactions to permanently finance a total of $8.7 billion of the private education loans purchased by the joint venture (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). The Company is accounting for its approximately 8 percent residual interest in these securitizations as held-to-maturity beneficial interest investments. These investments are reflected on the Company’s consolidated balance sheet as "investments." On behalf of the joint venture, the Company is the sponsor and administrator for these loan securitizations. As sponsor and administrator, the Company earns an annual fee of 10 to 10.75 basis points on the outstanding loan receivable balance in the securitizations. As sponsor, the Company is required to provide a certain level of risk retention, and the Company has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company’s consolidated balance sheet as "investments" and as of December 31, 2021, the fair value of these bonds was $412.6 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell the investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
As of December 31, 2021, $483.8 million was outstanding on the Company’s repurchase agreements, of which $313.2 million was borrowed to fund the private education loan securitization bonds subject to the Company’s risk retention requirement. The repurchase agreements have various maturity dates between May 27, 2022 and December 20, 2023, but are subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company pays interest on amounts outstanding on the repurchase agreements based on LIBOR plus an applicable spread, and the Company is also required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
During the fourth quarter of 2021, the joint venture completed its fourth and final asset-backed securitization that permanently financed all remaining eligible loans temporarily funded in the joint venture limited partnership’s warehouse facility. The Company initially contributed $71.1 million in the joint venture. Cash distributions, the fair value of the Company’s portion of loans securitized as a result of securitizations, and the Company’s proportionate share of losses of this partnership were $52.1 million, $51.9 million, and $5.0 million, respectively, and reduced the Company’s carrying value of its limited partnership investment to a credit (negative) balance of $37.9 million. During the fourth quarter of 2021, the Company’s financial commitment to the limited partnership was terminated by the partners of the joint venture, and the Company recognized income of $37.9 million (pre-tax) associated with the termination.
COVID-19
Beginning in March 2020, the COVID-19 pandemic resulted in many businesses and schools closing or reducing hours throughout the U.S. to combat the spread of COVID-19, and states and local jurisdictions implementing various containment efforts, including lockdowns on non-essential business and other business restrictions, stay-at-home orders, and shelter-in-place orders. The COVID-19 pandemic caused significant disruption to the U.S. and world economies, including significantly higher unemployment and underemployment and extreme volatility in the U.S. and world markets. These effects had an adverse impact on the Company’s results of operations and, if these effects result in sustained economic stress, they could have a future adverse impact on the Company in a number of ways, including wage inflation and cost of service delivery, rising interest rates due to market conditions or government policy or stimulus, and loan performance (where individual student and consumer borrowers experience financial hardship). Although certain business and economic conditions have improved since the pandemic began, significant uncertainties remain, including with respect to the effectiveness of vaccines against existing and new variant strains of the COVID-19 virus which could be vaccine resistant, the potential impacts of variations in vaccination rates among different geographical areas and demographic segments, vaccine mandates, booster vaccines, and the potential impacts of potential additional future spikes in infection rates including through breakthrough infections among the fully vaccinated. In addition, a vast majority of the Company's employees continue to work from home, either full-time or dividing their work days between working from home and working in the office as the Company has offered employees flexibility in the amount of time they work in offices that were re-opened in 2021.
The results of operations discussion below should be read in conjunction with the information included in Item 1A, “Risk Factors – Operations – The COVID-19 pandemic has adversely impacted our results of operations, and either directly or indirectly through impacts on economic conditions or government policy could adversely impact our results of operations, businesses, financial condition, and/or cash flows going forward.”
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's operating results for the year ended December 31, 2021 compared to 2020 is provided below.
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

	Year ended December 31,
	2021	2020	Additional information
Loan interest	$482,337	595,113
Decrease was due primarily to decreases in the gross yield earned on loans and the average balance of loans, partially offset by an increase in gross fixed rate floor income due to lower interest rates in 2021 as compared to 2020. It is currently anticipated that interest rates may rise in 2022 as a result of inflationary pressures in the U.S. economy.

Investment interest	41,498	24,543
Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to an increase of student loan asset-backed securities investments (bonds) and interest income earned on loan beneficial interest investments, partially offset by a decrease in interest rates in 2021 as compared to 2020.

Total interest income	523,835	619,656
Interest expense	176,233	330,071
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

Net interest income	347,602	289,585
Less (negative provision) provision for loan losses	(12,426)	63,360	Provision for loan losses in 2020 was impacted as a result of an increase in expected defaults due to the COVID-19 pandemic and its effects on economic conditions. During 2021, the Company recorded a negative provision for loan losses due to management’s estimate of certain continued improved economic conditions as of December 31, 2021 in comparison to management’s estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. The negative provision recognized in 2021 was partially offset by the establishment of an initial allowance for loans originated and acquired during 2021.
Net interest income after provision for loan losses	360,028	226,225
Other income/expense:
LSS revenue	486,363	451,561	See LSS operating segment - results of operations.
ETS&PP revenue	338,234	282,196	See ETS&PP operating segment - results of operations.
Communications revenue	—	76,643	On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements as a result of ALLO’s recapitalization. See note 2 “ALLO Recapitalization” in the notes to consolidated financial statements included in this report for additional information.
Other	78,681	57,561	See table below for components of “other.”
Gain on sale of loans	18,715	33,023	The Company sold $95.8 million (par value) and $185.0 million (par value) of consumer loans to an unrelated third party in 2021 and 2020, respectively, and recognized gains from such sales.
Gain from deconsolidation of ALLO	—	258,588	On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements as a result of ALLO’s recapitalization. See note 2 “ALLO Recapitalization” in the notes to consolidated financial statements included in this report for additional information.

Impairment expense and provision for beneficial interests, net	(16,360)	(24,723)
During the first quarter of 2020, the Company recognized impairments of $26.3 million and $7.8 million related to beneficial interest in consumer loan securitization investments and several venture capital investments, respectively. Such impairments were the result of estimated impacts from the COVID-19 pandemic. During the fourth quarter of 2020 and first quarter of 2021, the Company reversed $9.7 million and $2.4 million, respectively, of the provision related to the consumer loan securitization investments due to improved economic conditions. During the third quarter of 2021, the Company evaluated the use of office space as a large number of employees continue to work from home due to COVID-19. As a result of this evaluation, the Company recorded an impairment charge during the third quarter of 2021 of $14.2 million. The impairment charge related primarily to building and operating lease assets. In addition, during 2021, the Company recognized impairments of $4.6 million related to venture capital investments.

Derivative settlements, net	(21,367)	3,679	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See AGM operating segment - results of operations.
Derivative market value adjustments, net	92,813	(28,144)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments were related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	977,079	1,110,384
Cost of services:
Cost to provide education technology, services, and payment processing services	108,660	82,206	Represents primarily direct costs to provide payment processing and instructional services in the ETS&PP operating segment. See ETS&PP operating segment - results of operations.
Cost to provide communications services	—	22,812	As discussed above, on December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Total cost of services	108,660	105,018
Operating expenses:
Salaries and benefits	507,132	501,832	Increase was due to an increase in headcount in the (i) LSS operating segment due to hiring contact center operations and support associates to prepare for the resumption of federal student loan payments and other activities after the CARES Act suspension expires on May 1, 2022 and to support the increase in private education and consumer loan volume primarily from the addition of the former Wells Fargo portfolio; and (ii) ETS&PP operating segment to support the growth of its customer base, the investment in the development of new technologies, and businesses it acquired in December 2020. These increases were partially offset by the deconsolidation of ALLO from the Company's consolidated financial statements on December 21, 2020. It is currently anticipated that salaries and benefits costs may rise in 2022 as a result of wage inflation due to a constrained labor market.
Depreciation and amortization	73,741	118,699	Decrease was primarily due to the deconsolidation of ALLO from the Company's consolidated financial statements on December 21, 2020, resulting in no ALLO depreciation expense for the Company in 2021.
Other expenses	145,469	160,574	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Decrease was due to (i) cost savings in the LSS operating segment as a result of a decrease in printing and postage while student loan payments are suspended as a result of COVID-19 borrower relief efforts and from an increase in the adoption of electronic borrower statements and correspondence; and (ii) the deconsolidation of ALLO on December 21, 2020. These items were partially offset by an increase in costs in the ETS&PP operating segment due to the business acquisitions completed in December 2020 and higher costs of consulting, professional fees, and technology services due to investments in new technologies. See each individual operating segment results of operations discussion for additional information.
Total operating expenses	726,342	781,105
Income before income taxes	502,105	450,486
Income tax expense	115,822	100,860	The effective tax rate was 22.75% and 22.25% for 2021 and 2020, respectively. The Company expects its future effective tax rate will range between 22 and 24 percent.
Net income	386,283	349,626
Net loss attributable to noncontrolling interests	7,003	2,817	Amounts for noncontrolling interests reflect the net income/loss attributable to the holders of minority membership interests in WRCM and multiple solar entities.
Net income attributable to Nelnet, Inc.	$393,286	352,443

Additional information:
Net income attributable to Nelnet, Inc.	$393,286	352,443	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(92,813)	28,144
Tax effect	22,275	(6,755)
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$322,748	$373,832

The following table summarizes the components of "other" in "other income/expense."

	Year ended December 31,
	2021	2020
Income/gains from investments, net (a)	$91,593	56,402
ALLO preferred return (b)	8,427	386
Investment advisory services (c)	7,773	10,875
Borrower late fee income (d)	3,444	5,194
Management fee revenue (e)	3,307	9,421
Loss from ALLO voting membership interest investment (f)	(42,148)	(3,565)
Loss from solar investments (g)	(10,132)	(37,423)
(Loss) gain on debt repurchased (h)	(6,775)	1,924
Other	23,192	14,347
Other income	$78,681	57,561

(a)    During the second quarter of 2020, the Company recognized a $51.0 million (pre-tax) gain to adjust the carrying value of its investment in Hudl to reflect Hudl’s May 2020 equity raise transaction value.
During 2021, the Company recognized net investment income and gains of $91.6 million, including $32.9 million from the Company’s joint venture to acquire Wells Fargo’s private education student loan portfolio, $28.8 million from venture capital investments, $22.3 million related to real estate investments, and $7.6 million related to investments in asset-backed securities (bonds) and marketable equity securities.
As the Company expects its investment portfolio will continue to grow, the Company also anticipates fluctuations in future periodic earnings resulting from investment valuation adjustments from time to time.
(b)    Represents the Company's income on its preferred membership interests in ALLO, which was deconsolidated from the Company's financial statements in December 2020. As of December 31, 2021, the amount of preferred membership interests held by the Company was $137.3 million, which earns a preferred annual return of 6.25 percent.
(c)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points on the majority of the outstanding balance of asset-backed securities under management and a share of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2021, the outstanding balance of asset-backed securities under management subject to these arrangements was $2.0 billion. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (with the Nelnet stock primarily shares of Class B common stock held in various trust estates). During 2021, WRCM earned $4.2 million in management fees and generated $3.6 million in performance fees, as compared to $3.6 million in management fees and $7.3 million in performance fees in 2020.
(d)    Represents borrower late fees earned by the AGM operating segment. The decrease in borrower late fees in 2021 as compared to 2020 was due to the Company suspending substantially all borrower late fees effective March 13, 2020 through May 1, 2021 (for private education loans) and October 1, 2021 (for federally insured student loans), to provide borrowers relief as a result of the COVID-19 pandemic.
(e)    Represents revenue earned from providing administrative support and marketing services, which primarily was to Great Lakes’ former parent company under a contract that expired in January 2021.
(f)    Represents the Company's share of loss on its voting membership interests in ALLO. See note 7 of the notes to consolidated financial statements included in this report for additional information regarding the accounting for and income statement impact of this investment.
(g)    Represents the Company's share of income or loss from solar investments under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company made substantial solar investments in 2019 and 2020. Losses from solar investments in 2021 and 2020 include losses of $7.1 million and $3.8 million, respectively, attributable to third-party minority interest investors that are included in “net loss attributable to noncontrolling interests” in the consolidated statements of income.
(h)    Represents gains/losses from the Company’s repurchase of its own debt. See note 5 of the notes to consolidated financial statements included in this report for additional information.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Servicing volume (dollars in millions):
Nelnet:
Government	$183,790	185,477	185,315	189,932	191,678	195,875	195,030	198,743	215,797
FFELP	33,185	32,326	31,392	31,122	30,763	30,084	29,361	28,244	26,916
Private and consumer	16,033	16,364	16,223	16,267	16,226	21,397	24,758	24,229	23,702
Great Lakes:
Government	239,980	243,205	243,609	249,723	251,570	257,806	257,420	262,311	262,605
Total	$472,988	477,372	476,539	487,044	490,237	505,162	506,569	513,527	529,020

Number of servicing borrowers:
Nelnet:
Government	5,574,001	5,498,872	5,496,662	5,604,685	5,645,946	5,664,094	5,636,781	5,791,521	6,399,414
FFELP	1,478,703	1,423,286	1,370,007	1,332,908	1,300,677	1,233,461	1,198,863	1,150,214	1,092,066
Private and consumer	682,836	670,702	653,281	649,258	636,136	882,477	1,039,537	1,097,252	1,065,439
Great Lakes:
Government	7,396,657	7,344,509	7,346,691	7,542,679	7,605,984	7,637,270	7,616,270	7,778,535	7,797,106
Total	15,132,197	14,937,369	14,866,641	15,129,530	15,188,743	15,417,302	15,491,451	15,817,522	16,354,025

Number of remote hosted borrowers:	6,433,324	6,354,158	6,264,559	6,251,598	6,555,841	4,307,342	4,338,570	4,548,541	4,799,368

Government Loan Servicing
Nelnet Servicing's and Great Lakes' current student loan servicing contracts with the Department are currently scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment ("NextGen") for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. The Company cannot predict the timing, nature, or ultimate outcome of NextGen or any other contract procurement process by the Department.
Nelnet Servicing and Great Lakes are two of the current seven private sector entities that have student loan servicing contracts with the Department. In July 2021, the Pennsylvania Higher Education Assistance Agency ("PHEAA"), a servicer for the Department, announced that it will exit the federal student loan servicing business. PHEAA notified the Department it would not be accepting a long-term extension of its student loan servicing contract beyond what was needed to ensure a smooth transition for borrowers. In November 2021, PHEAA and the Department agreed to a short-term extension that will expire in December 2022. All applicable student loans serviced by PHEAA will be transferred to successor servicers prior to the end of this contract extension. At the time of its announcement, PHEAA serviced approximately 8.5 million borrowers under its contract. A portion of the PHEAA servicing volume has been and will be transitioned prior to May 1, 2022, which is the date on which the suspension of federal student loan payments under the CARES Act is scheduled to expire. Approximately 850,000 PHEAA borrowers have been transitioned to Nelnet Servicing’s platform as of the date of this filing (of which approximately 603,000 were converted prior to December 31, 2021). The Company anticipates additional PHEAA volume to be transitioned to its platform during the remainder of 2022, but cannot currently estimate the number of additional borrowers that will be transferred and/or the timing of such transfers.
In addition, the New Hampshire Higher Education Association Foundation Network (“Granite State”) exited the federal student loan servicing business in 2021. Granite State’s servicing volume of approximately 1.3 million borrowers was transitioned to Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, during the third and fourth quarters of 2021. Edfinancial utilizes Nelnet Servicing's platform to service their loans for the Department, as did Granite State prior to its exit.
The Department currently allocates new loan volume among its servicers based on certain performance metrics that measured the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers.

The metrics also measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recent publicly announced performance metrics used by the Department for the quarterly periods January 1, 2021 through June 30, 2021, Great Lakes’ and Nelnet Servicing’s overall rankings among the six go-forward servicers for the Department (which excludes PHEAA) were third and fifth, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes beginning September 1, 2021 are 18 percent and 12 percent, respectively.
Servicing contract amendments entered into with the Department in September 2021 to extend the contracts through December 14, 2023, also amended the methodology for performance measurements and new loan volume allocations, in part by reflecting additional service level performance metrics under which, along with portfolio performance metrics, the Department will evaluate each servicer and make new loan volume allocations on a quarterly basis.
The CARES Act, among other things, provides broad relief for federal student loan borrowers through May 1, 2022. Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company received less servicing revenue per borrower from the Department based on the borrower forbearance status through September 30, 2020 than what was earned on such accounts prior to these provisions, and the Department further reduced the monthly rate to its servicers for those in forbearance status for the period from October 1, 2020 through May 1, 2022. The Company currently anticipates revenue per borrower from the Department will increase to pre-CARES Act levels beginning May 2, 2022. During the fourth quarter of 2021, the Company earned additional revenue from the Department based on incremental work being performed by the Company to support the Department borrowers coming out of forbearance, including outbound engagement. The Company currently anticipates earning additional incremental revenue during the first half of 2022 by continuing to provide outbound engagement activity and also providing extended hours of service as borrowers come out of forbearance status.
Private Education Loan Servicing
In December 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education student loans representing approximately 445,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March 2021, approximately 261,000 borrowers were converted to the Company's servicing platform, with the vast majority of the remaining borrowers converted in the second quarter of 2021.

Summary and Comparison of Operating Results

	Year ended December 31,
	2021	2020	Additional information
Net interest income	$43	315	Decrease was due to lower interest rates in 2021 as compared to 2020.
Loan servicing and systems revenue	486,363	451,561	See table below for additional information.
Intersegment servicing revenue	33,956	36,520	Represents revenue earned by the LSS operating segment from servicing loans for the AGM and Nelnet Bank operating segments. Decrease in 2021 compared to 2020 was due to the impact of borrower relief policies implemented in March 2020 in response to the COVID-19 pandemic and the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.
Other income	3,307	9,421	Represents revenue earned from providing administrative support and marketing services, which primarily was to Great Lakes’ former parent company under a contract that expired in January 2021.
Impairment expense	(13,243)	—	During the third quarter of 2021, the Company evaluated use of office space as a large number of employees continue to work from home due to COVID-19. As a result of this evaluation, the Company recorded a non-cash impairment charge during the third quarter of 2021. The impairment charge recognized by the LSS operating segment related primarily to building and building improvement assets.
Total other income	510,383	497,502
Salaries and benefits	297,406	285,526
Increase in 2021 compared to 2020 was due to the Company hiring contact center operations and support associates to (i) prepare for the resumption of federal student loan payments and other activities after the CARES Act suspension expires on May 1, 2022; and (ii) support the increase in private education and consumer loan volume, primarily from the addition of the former Wells Fargo portfolio. The Company currently expects salaries and benefits to continue to increase due to continued preparations for the expiration of the CARES Act suspension.

Depreciation and amortization	25,649	37,610	Includes amortization of intangibles from the Great Lakes acquisition in February 2018 and depreciation on property and equipment. Amortization of intangible assets for 2021 and 2020 was $12.3 million and $20.9 million, respectively. The majority of the Great Lakes intangible assets became fully amortized as of June 30, 2021. Excluding amortization of intangible assets, the decrease in 2021 compared to 2020 was due to certain purchases to integrate Great Lakes and expand servicing capacity becoming fully depreciated.
Other expenses	52,720	57,420
Decrease in 2021 compared to 2020 was due to cost savings as a result of the impact of the COVID-19 pandemic and the resulting CARES Act (which became effective March 13, 2020), primarily through a significant reduction of borrower statement printing and postage costs while student loan payments are suspended. The Company currently expects these costs will increase when the provisions of the CARES Act expire, scheduled for May 1, 2022. Decrease was also due to cost savings from an increase in the adoption of electronic borrower statements and correspondence.

Intersegment expenses	72,206	63,886
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase in 2021 as compared to 2020 was due to the Company hiring contact center operations and support associates during the second half of 2021 in preparation for the expiration of the CARES Act suspension on May 1, 2022. The Company currently expects intersegment expenses to continue to increase as it prepares for the expiration of the CARES Act suspension.

Total operating expenses	447,981	444,442
Income before income taxes	62,445	53,375
Income tax expense	(14,987)	(12,810)	Reflects income tax expense at an effective tax rate of 24%.
Net income	$47,458	40,565

GAAP before tax operating margin	11.9%	10.7%
Before tax operating margin, excluding impairment and amortization expense, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the LSS segment is calculated as income before income taxes (excluding impairment and amortization expense) divided by the total of loan servicing and systems revenue, intersegment servicing revenue, and other income revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before tax operating margin, excluding impairment and amortization expense, increased for 2021 as compared to 2020 due to operating expenses being lower throughout the first half of 2021 as a result of the suspension of federal student loan payments under the CARES Act as discussed above.

Impairment expense	2.5	—
Amortization expense	2.3	4.2
Non-GAAP before tax operating margin, excluding impairment and amortization expense	16.8%	14.9%

Loan servicing and systems revenue

	Year ended December 31,
	2021	2020	Additional information
Government servicing - Nelnet	$167,579	146,798
Represents revenue from Nelnet Servicing's Department servicing contract. Increase in 2021 compared to 2020 was due to (i) an increase in the number of borrowers serviced, including PHEAA borrowers transferred to Nelnet Servicing’s platform during the fourth quarter of 2021; (ii) a per borrower rate increase beginning September 1, 2021 to reflect the increase in the cost of labor (Economic Cost Index) per the provisions of the contract; (iii) incremental work performed during the fourth quarter of 2021 related to CARES Act forbearance exit outreach activities to borrowers; and (iv) the discharge of nearly 170,000 TPD borrowers in the fourth quarter of 2021. Nelnet Servicing earns revenue per each TPD borrower that satisfies the requirements for their loan to be discharged. The revenue earned by Nelnet Servicing for CARES Act forbearance exit outreach is non-recurring and will have a less significant contribution in 2022. These increases are partially offset by the decrease in revenue earned per borrower as a result of the suspension of federal student loan payments under the CARES Act.

Government servicing - Great Lakes	193,214	179,872	Represents revenue from the Great Lakes' Department servicing contract. Changes among the current and comparable prior period were due to the same factors as discussed immediately above for Nelnet Servicing, except that Great Lakes did not receive any PHEAA volume in 2021 and does not administer the TPD discharge program.
Private education and consumer loan servicing	47,302	32,492
Increase was due to the addition of the former Wells Fargo private education loan borrowers converted to the Company's servicing platform during March and the second quarter of 2021. Excluding revenue earned on the former Wells Fargo portfolio, revenue for 2021 decreased compared to 2020. The decrease in revenue was due to a decrease in the number of legacy borrowers serviced, a decrease in origination fee revenue, and the impact of borrower relief policies implemented by private lenders in response to the COVID-19 pandemic.

FFELP servicing	18,281	20,183
Decrease in 2021 compared to 2020 was due to a decrease in the number of borrowers serviced and the impact of borrower relief policies implemented by lenders in response to the COVID-19 pandemic. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	34,600	41,999
Decrease in 2021 compared to 2020 was due to many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, which expired in January 2021. This decrease in revenue was partially offset by an increase in the number of remote hosted servicing borrowers in 2021 as compared to 2020. In addition, the Company earned deconversion fees in the fourth quarter of 2021 from Granite State, a remote hosted servicing customer, when they exited the federal student loan servicing business and transferred their loan volume to a third party.

Outsourced services	25,387	30,217
The majority of this revenue relates to providing contact center and back office operational outsourcing services. During 2020, the Company began providing services to state agencies to process unemployment claims and conduct certain health tracing support activities (including vaccination registration support). Outsourcing activities provided to state agencies are performed under shorter-term contracts. Revenue from providing these services to state agencies was $17.3 million and $22.0 million during 2021 and 2020, respectively. Outsourcing activities provided to state agencies decreased during 2021 as the needs for such services have decreased from the prior period.

Loan servicing and systems revenue	$486,363	451,561

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
On December 31, 2020, the Company acquired HigherSchool Instructional Services (“HigherSchool”), a services company that provides supplemental instructional services and educational professional development for K-12 schools in New York City, and CD2 LLC (“CD2”), a platform technology solution that includes learning management, collaboration/workflow, gamification, customer management/document storage, and employee boarding. The results of HigherSchool and CD2 are reported in the Company’s consolidated financial statements from the date of acquisition. Revenue recognized by these acquisitions during the year ended December 31, 2021 was $26.0 million.
Summary and Comparison of Operating Results

	Year ended December 31,
	2021	2020	Additional information
Net interest income	$1,075	2,982
Represents interest income on tuition funds held in custody for schools. Decrease was due to a significant decrease in interest rates in March 2020. If interest rates remain at current levels, the Company anticipates this segment will earn minimal interest income in future periods.

Education technology, services, and payment processing revenue	338,234	282,196	See table below for additional information.
Intersegment revenue	12	20
Other income	—	373
Total other income	338,246	282,589
Cost to provide education technology, services, and payment processing services	108,660	82,206	See table below for additional information.
Salaries and benefits	112,046	98,847
Increase in 2021 compared to 2020 was due to an increase in headcount to support the growth of the customer base, the investment in the development of new technologies, and the acquisitions of HigherSchool and CD2.

Depreciation and amortization	11,404	9,459	Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $10.7 million and $8.7 million for 2021 and 2020, respectively. The increase in 2021 compared to 2020 was due to the acquisitions of HigherSchool and CD2.
Other expenses	19,318	14,566	Increase was due to higher costs for consulting, professional fees, and technology services due to investments in new technologies and the acquisitions of HigherSchool and CD2.
Intersegment expenses, net	15,180	14,293	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	157,948	137,165
Income before income taxes	72,713	66,200
Income tax expense	(17,451)	(15,888)	Represents income tax expense at an effective tax rate of 24%.
Net income	$55,262	50,312

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Year ended December 31,
	2021	2020	Additional information
Tuition payment plan services	$103,970	100,674
Revenue increased for 2021 as compared to 2020 as a result of a higher number of payment plans in the K-12 market, partially offset by lower revenues for institutions of higher education as a result of lower enrollment trends and the COVID-19 pandemic.

Payment processing	127,080	114,304
Payment volumes in 2021 increased as compared to 2020 in both the K-12 and higher education markets. The increase in payments volume is driven by both new customers and an increase in volume from existing customers.

Education technology and services	105,186	65,885
Increase in 2021 compared to 2020 was primarily the result of the HigherSchool and CD2 acquisitions. Additionally, revenues from the Company’s school information system software, enrollment and communication products, grant and aid assessments, and FACTS Education Solutions instructional and professional development services increased compared to the prior year.

Other	1,998	1,333
Education technology, services, and payment processing revenue	338,234	282,196
Cost to provide education technology, services, and payment processing services	108,660	82,206
Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also included as a component of this expense and were a driver in the increase in 2021 compared to 2020 due to the acquisition of HigherSchool and growth in the FACTS Education Solutions division.

Net revenue	$229,574	199,990
Before tax operating margin	31.7%	33.1%
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

The decrease in margin for 2021 as compared to 2020 was due to investments in i) the development of new services and technologies; and ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues. The Company currently anticipates before tax operating margin will continue to decrease from current levels as the Company continues to invest in these areas.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of December 31, 2021, the AGM operating segment had a $17.4 billion loan portfolio, consisting primarily of federally insured loans, that management anticipates will amortize over the next approximately 15 years and has a weighted average remaining life of approximately 8 years. For a summary of the Company's loan portfolio as of December 31, 2021 and 2020, see note 4 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of loans in the AGM’s operating segment:

	Year ended December 31,
	2021	2020
Beginning balance	$19,559,108	20,798,719
Loan acquisitions:
Federally insured student loans	904,088	1,327,690
Private education loans	89,308	152,048
Consumer loans	81,923	136,985
Total loan acquisitions	1,075,319	1,616,723
Repayments, claims, capitalized interest, participations, and other, net	(2,126,708)	(1,999,095)
Consolidation loans lost to external parties	(964,822)	(672,211)
Consumer and other loans sold	(101,107)	(185,028)
Ending balance	$17,441,790	19,559,108

The Company has also purchased partial ownership in certain private education, consumer, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2021, the Company’s ownership correlates to approximately $688 million, $195 million, and $445 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
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
Allowance for Loan Losses and Loan Delinquencies
AGM’s total allowance for loan losses of $126.0 million at December 31, 2021 represents reserves equal to 0.6% of AGM's federally insured loans (or 22.2% of the risk sharing component of the loans that is not covered by the federal guaranty), 5.4% of AGM's private education loans, and 12.6% of AGM's consumer loans.
For a summary of AGM’s activity in the allowance for loan losses for 2021 and 2020, and a summary of AGM's loan status and delinquency amounts as of December 31, 2021 and 2020, see note 4 of the notes to consolidated financial statements included in this report.

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

	Year ended December 31,
	2021	2020
Variable loan yield, gross	2.64%	3.17%
Consolidation rebate fees	(0.85)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.02	0.01
Variable loan yield, net	1.81	2.34
Loan cost of funds - interest expense (b) (c)	(1.04)	(1.64)
Loan cost of funds - derivative settlements (d) (e)	(0.01)	0.05
Variable loan spread	0.76	0.75
Fixed rate floor income, gross	0.76	0.61
Fixed rate floor income - derivative settlements (d) (f)	(0.11)	(0.03)
Fixed rate floor income, net of settlements on derivatives	0.65	0.58
Core loan spread	1.41%	1.33%

Average balance of AGM’s loans	$18,900,038	20,163,876
Average balance of AGM’s debt outstanding	18,610,144	19,964,813
(a)    During the fourth quarter of 2021, the Company changed its estimate of the constant prepayment rate used to amortize/accrete federally insured loan premium/discounts for its consolidation loans from 3 percent to 4 percent, which resulted in a $6.2 million increase to the Company’s net loan discount balance and a corresponding decrease to interest income. The impact of this adjustment was excluded from the above table.
(b)    In the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest on bonds and notes payable and bank deposits" in the consolidated statements of income and the impact of this reduction to interest expense was excluded from the table above.
(c)    In the third quarter of 2021, the Company redeemed certain asset-backed debt securities prior to their legal maturity, resulting in the recognition of $1.5 million in interest expense from the write-off of all remaining debt issuance costs related to the initial issuance of such bonds. This expense was excluded from the table above.
(d)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2021 and 2020 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 6 and in this table.

A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Year ended December 31,
	2021	2020
Core loan spread	1.41%	1.33%
Derivative settlements (1:3 basis swaps)	0.01	(0.05)
Derivative settlements (fixed rate floor income)	0.11	0.03
Loan spread	1.53%	1.31%

(e)    Derivative settlements consist of net settlements (paid) received related to the Company’s 1:3 basis swaps.
(f)    Derivative settlements consist of net settlements paid related to the Company’s floor income interest rate swaps.
A trend analysis of AGM’s core and variable loan spreads by calendar year quarter is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
Q1 20
Q2 20
Q3 20
Q4 20
Q1 21
Q2 21
Q3 21
Q4 21
0.29%
0.41%
0.14%
0.12%
0.11%
0.11%
0.09%
0.09%
1.02%
1.35%
1.46%
1.50%
1.45%
1.41%
1.42%
1.36%
0.62%
0.74%
0.80%
0.85%
0.80%
0.75%
0.78%
0.71%
Core
Variable
Asset/Liability Base Rate Spread

(a)    The interest earned on a large portion of AGM's FFELP student loan assets is indexed to the one-month LIBOR rate. AGM funds a portion of its assets with three-month LIBOR indexed floating rate securities. The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. This table (the right axis) shows the difference between AGM's liability base rate and the one-month LIBOR rate by quarter. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
Variable loan spread increased during the year ended December 31, 2021 compared to the same period in 2020 due to a narrowing of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). The significant widening during the first and second quarters of 2020 was the result of a significant decrease in interest rates during March 2020 and the first half of the second quarter of 2020. In a declining interest rate environment, student loan spread is compressed, due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt that occurs either monthly or quarterly. During the third and fourth quarters of 2020, as the Company's debt reset at lower interest rates, the Company's variable loan spread increased. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.

The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2021	2020
Fixed rate floor income, gross	$142,606	123,460
Derivative settlements (a)	(19,729)	(6,699)
Fixed rate floor income, net	$122,877	116,761
Fixed rate floor income contribution to spread, net	0.65%	0.58%
(a)    Derivative settlements consist of net settlements paid related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased in 2021 as compared to 2020 due to lower interest rates in 2021 as compared to 2020. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. The increase in net derivative settlements paid on the floor income interest rate swaps in 2021 as compared to 2020 was due to a decrease in interest rates and increase in the weighted average of notional amount of derivatives outstanding in 2021 as compared to 2020. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of December 31, 2021, the interest earned on a principal amount of $15.9 billion of AGM's FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $15.9 billion of AGM’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. The market transition away from the LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" for additional information.

Summary and Comparison of Operating Results

	Year ended December 31,
	2021	2020	Additional information
Net interest income after provision for loan losses	$347,203	220,288	See table below for additional analysis.
Other income, net	34,306	7,189
During 2021, the Company recognized $32.9 million related to its investment in a joint venture to purchase and securitize private education loans sold by Wells Fargo. The Company also earned $3.7 million in 2021 as the administrator and sponsor for the securitizations completed by the joint venture to fund these loans. Other income for 2021 also includes $3.4 million of borrower late fees. For 2021, other income was partially offset by a $6.8 million loss recognized by the Company as a result of purchasing back its own debt. The majority of other income recognized by the Company in 2020 related to $5.2 million of borrower late fees. The decrease in borrower late fees in 2021 as compared to 2020 was due to the Company suspending borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again on May 1, 2021 (for private education loans) and October 1, 2021 (for federally insured student loans).

Gain on sale of loans	18,715	33,023	The Company sold $95.8 million (par value) and $185.0 million (par value) of consumer loans to an unrelated third party in 2021 and 2020, respectively, and recognized gains from such sales.
Impairment expense and provision for beneficial interests, net	2,436	(16,607)
In March 2020, the Company recognized a provision expense of $26.3 million related to its beneficial interest in consumer loan securitization investments as a result of the estimated impacts of the COVID-19 pandemic. During the fourth quarter of 2020 and first quarter of 2021, the Company reversed $9.7 million and $2.4 million, respectively, of such provision due to improved economic conditions.

Derivative settlements, net	(21,367)	3,679	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	92,813	(28,144)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during 2021 and 2020 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	126,903	(860)
Salaries and benefits	2,135	1,747
Other expenses	13,487	15,806	The primary component of other expenses is servicing fees paid to third parties. The decrease in 2021 as compared to 2020 was due to a decrease in AGM's loan portfolio.
Intersegment expenses	34,868	39,172
Amounts include fees paid to the LSS operating segment for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The decrease in servicing fees for 2021 as compared to 2020 was due to the expected amortization of AGM's FFELP portfolio and a decrease in certain servicing activities due to borrower relief initiatives and policies as a result of the COVID-19 pandemic. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	50,490	56,725	Total operating expenses were 27 basis points and 28 basis points of the average balance of loans in 2021 and 2020, respectively. The decrease for 2021 as compared to 2020 was due to a decrease in certain servicing activities beginning in March 2020 due to borrower relief initiatives and policies as a result of the COVID-19 pandemic.
Income before income taxes	423,616	162,703
Income tax expense	(101,668)	(39,049)	Represents income tax expense at an effective tax rate of 24%.
Net income	$321,948	123,654

Additional information:
Net income	$321,948	123,654	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(92,813)	28,144
Tax effect	22,275	(6,755)
Net income, excluding derivative market value adjustments	$251,410	145,043

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2021	2020	Additional information
Variable interest income, gross	$499,698	637,979	Decrease in 2021 compared to 2020 was due to a decrease in the gross yield earned on loans and a decrease in the average balance of loans.
Consolidation rebate fees	(160,228)	(168,933)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	(3,347)	2,578
During the fourth quarter of 2021, the Company changed its estimate of the constant prepayment rate used to amortize/accrete federally insured loan premium/discounts for its consolidation loans from 3 percent to 4 percent, which resulted in a $6.2 million increase to the Company’s net loan discount balance and a corresponding decrease to the net accretion discount (decrease to interest income). Excluding this adjustment, the Company recognized a discount accretion (net) of $2.8 million. Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.

Variable interest income, net	336,123	471,624
Interest on bonds and notes payable	(171,320)	(326,753)
Decrease in 2021 compared to 2020 was due to a decrease in cost of funds and a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.

Derivative settlements, net (a)	(1,638)	10,378	Derivative settlements include the net settlements (paid) received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	163,165	155,249
Fixed rate floor income, gross	142,606	123,460	Fixed rate floor income increased due to lower interest rates in 2021 as compared to 2020. It is currently anticipated that interest rates may rise in 2022 as a result of inflationary pressures in the U.S. economy, and an increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.
Derivative settlements, net (a)	(19,729)	(6,699)	Derivative settlements include the settlements paid related to the Company's floor income interest rate swaps. The increase in net settlements paid in 2021 as compared to 2020 was due to a decrease in interest rates and an increase in the notional amount of derivatives outstanding.
Fixed rate floor income, net of settlements on derivatives	122,877	116,761
Core loan interest income (a)	286,042	272,010
Investment interest	28,172	16,390	Increase in 2021 compared to 2020 was due to an increase in interest income on the Company's loan beneficial interest investments, partially offset by lower interest rates in 2021 as compared to 2020.
Intercompany interest	(1,598)	(1,404)	Increase was due to an increase in the weighted average intercompany debt outstanding in 2021 as compared to 2020, partially offset by lower interest rates in 2021 as compared to 2020.
Negative provision (provision) for loan losses - federally insured loans	7,343	(18,691)	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations.
Negative provision (provision) for loan losses - private education loans	1,333	(6,155)
Negative provision (provision) for loan losses - consumer loans	4,544	(38,183)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$325,836	223,967	Increase for 2021 as compared to 2020 was due to (i) an increase in core loan spread; (ii) a decrease in interest expense in 2021 as a result of reversing a historical accrued interest liability on certain bonds; (iii) an increase in interest income on the Company's loan beneficial interest investments; and (iv) the recognition of a negative provision for loan losses in 2021 as compared to provision for loan losses in 2020 as a result of the COVID-19 pandemic. These items were partially offset by a decrease in the average balance of loans.

(a)    Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (d) to the table immediately under the caption “Loan Spread Analysis” above. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2021 and 2020 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 6 and in this table.

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of December 31, 2021, Nelnet Bank had a $257.9 million loan portfolio, consisting of $169.9 million of private education loans and $88.0 million of FFELP loans.
As of December 31, 2021, Nelnet Bank's allowance for loan losses on its portfolio was $1.1 million, which represents reserves equal to 0.3% of Nelnet Bank's federally insured loans (or 12.1% of the risk sharing component of the loans that is not covered by the federal guaranty) and 0.5% of Nelnet Bank's private education loans.
For a summary of Nelnet Bank's activity in the allowance for loan losses for the year ended December 31, 2021, and a summary of Nelnet Bank's loan status and delinquency amounts as of December 31, 2021 and 2020, see note 4 of the notes to consolidated financial statements included in this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Year ended December 31,
	2021	2020
Beginning balance	$17,543	—
Federally insured student loan acquisitions	99,973	—
Private education loan originations	179,749	17,660
Repayments	(36,181)	(117)
Sales to AGM segment	(3,183)	—
Ending balance	$257,901	17,543
Deposits
As of December 31, 2021, Nelnet Bank had $425.4 million of deposits, of which $81.1 million were deposits from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus eliminated for consolidated financial reporting purposes. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank, a related party, is the program manager for the College Savings plans. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and Nelnet Business Services custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Year ended December 31, 2021		Period from November 2, 2020 (Nelnet Bank inception) - December 31, 2020
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$64,873	1.36%	—	—%
Private education loans	86,285	3.16	5,019	3.54
Cash and investments	220,735	1.86	159,908	1.46
Total interest-earning assets	371,893	2.08%	164,927	1.53%
Non-interest-earning assets	10,195		5,767
Total assets	$382,088		170,694
Average liabilities and equity
Brokered deposits	61,208	0.84%	1,198	0.55%
Intercompany deposits	81,064	0.25	46,504	0.30
Retail and other deposits	132,010	0.60	21,207	0.50
Total interest-bearing liabilities	274,282	0.55%	68,909	0.36%
Non-interest-bearing liabilities	4,705		1,410
Equity	103,101		100,375
Total liabilities and equity	$382,088		170,694

Summary of Operating Results
On November 2, 2020, Nelnet Bank launched operations, which are presented by the Company as a reportable operating segment. Costs associated with Nelnet Bank prior to November 2, 2020 are included in the Corporate operating segment. In addition, certain shared service and support costs incurred by the Company are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (the bank's de novo period). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank's operating segment were $3.4 million and $6.0 million for the years ended December 31, 2021 and 2020, respectively.

	Year ended December 31,
	2021	2020	Additional information
Total interest income	$7,721	414	Represents interest earned on Nelnet Bank's FFELP and private education student loans, cash, and investments.
Interest expense	1,507	41	Represents interest expense on deposits.
Net interest income	6,214	373
Provision for loan losses	794	330
Net interest income after provision for loan losses	5,420	43
Other income	713	48
Salaries and benefits	5,042	36	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Other expenses	1,776	135	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses.
Intersegment expenses	107	—	Represents primarily servicing costs paid to the LSS operating segment.
Total operating expenses	6,925	171
Loss before income taxes	(792)	(80)
Income tax benefit	175	20	Represents income tax benefit at an effective tax rate of 22.1% and 23.7% for the years ended December 31, 2021 and 2020, respectively.
Net loss	$(617)	(60)

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
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the years ended December 31, 2021 and 2020, the Company's net cash provided by operating activities was $544.9 million and $212.8 million, respectively.
As of December 31, 2021, the Company had cash and cash equivalents of $125.6 million. Cash held by Nelnet Bank is generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, cash and cash equivalents as of December 31, 2021 was $99.4 million.
The Company also has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of December 31, 2021, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
In addition, the Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2021, the Company holds $381.2 million (par value) of its own asset-backed securities.
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
Cash Flows
During the year ended December 31, 2021, the Company generated $544.9 million from operating activities, compared to $212.8 million for the same period in 2020. The increase in such cash flows from operating activities was due to:
•An increase in net income;
•Adjustments to net income for the impact of the gain from the 2020 deconsolidation of ALLO and the non-cash change in deferred income taxes;
•A decrease in loan discount accretion in 2021 as compared to 2020;
•Net proceeds from the Company’s clearinghouse for margin payments on derivatives in 2021 compared to net payments to the clearing house in 2020; and

•The impact of changes to the due to customers liability account and loan and investment accrued interest receivable in 2021 as compared to 2020.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments;
•Adjustments to net income for the impact of the non-cash provision for loan losses, beneficial interests, and impairment charges and depreciation and amortization;
•Purchases of equity securities; and
•The impact of changes to accounts receivable and other assets in 2021 as compared to 2020.
The primary items included in the statement of cash flows for investing activities are the purchase and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable used to fund loans. Cash provided by investing activities and used in financing activities for the year ended December 31, 2021 was $1.19 billion and $1.49 billion, respectively. Cash provided by investing activities and used in financing activities for the year ended December 31, 2020 was $621.2 million and $1.10 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM’s debt obligations outstanding that are secured by loan assets and related collateral.

	As of December 31, 2021
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$16,969,211	5/27/25 - 9/25/69
FFELP and private education loan warehouse facilities	112,059	2/13/23 / 5/22/23
	$17,081,270
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
As of December 31, 2021, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.88 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of December 31, 2021. As of December 31, 2021, AGM had $17.1 billion of loans included in asset-backed securitizations, which represented 98.3 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities as of December 31, 2021, private education and consumer loans funded with operating cash, loans acquired subsequent to December 31, 2021, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments" on the Company's consolidated balance sheets).

Asset-backed Securitization Cash Flow Forecast
$1.88 billion
(dollars in millions)

$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
$410
$250
$260
$195
$175
$90
$90
$50
$45
$40
$45
$80
$150
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034 and after

The forecasted future undiscounted cash flows of approximately $1.88 billion include approximately $1.14 billion (as of December 31, 2021) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.74 billion, or approximately $0.56 billion after income taxes based on the estimated effective tax rate, is expected to be accretive to the Company's December 31, 2021 balance of consolidated shareholders' equity.
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
Interest rates: The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $60 million to $80 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced. In addition, the Company attempts to mitigate the impact of this basis risk by entering into certain derivative instruments. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk - AGM Operating Segment."
LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate."
The Company uses the current forward interest rate yield curve to forecast cash flows. A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving. The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivative instruments used by the Company to manage interest rate risk. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk - AGM Operating Segment."
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facility. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of December 31, 2021, the Company’s FFELP warehouse facility had a maximum financing amount available of $60.0 million, of which $5.0 million was outstanding and $55.0 million was available for additional funding. The warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 23, 2022). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 22, 2023). As of December 31, 2021, the Company had $0.3 million advanced as equity support on this facility.
The Company has a private education loan warehouse facility that, as of December 31, 2021, had an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2022, and a final maturity date of February 13, 2023. As of December 31, 2021, $107.0 million was outstanding under this warehouse facility, $68.0 million was available for future funding, and $11.8 million was advanced as equity support. This facility was amended on January 28, 2022 to extend the liquidity provisions and final maturity to June 30, 2022 and June 30, 2023, respectively.
Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Other Uses of Liquidity
The Company no longer originates FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including opportunities to purchase private education and consumer loans (or investment interests therein).
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
Private Education Loan Investment
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of the private education loans sold by Wells Fargo. For further information about these transactions, see “Overview – Recent Transactions / Developments - 2021 Transactions Related to the Private Education Loan Portfolio Sold by Wells Fargo” above. As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments" and as of December 31, 2021, the fair value of these bonds was $412.6 million. The Company must retain these investment securities until the expiration of a holding period discussed above under “Overview – Recent Transactions / Developments – 2021 Transactions Related to the Private Education Loan Portfolio Sold by Wells Fargo.” The Company entered into repurchase agreements with third parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.

As of December 31, 2021, $483.8 million was outstanding on the Company’s repurchase agreements, of which $313.2 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement. The repurchase agreements have various maturity dates between May 27, 2022 and December 20, 2023, but are subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company is required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit to satisfy any outstanding obligations subject to the repurchase agreements.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2021, $967.5 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Asset-backed Securities Transactions
During 2021, the Company completed two FFELP asset-backed securitizations totaling $1.3 billion (par value). The proceeds from these transactions were used primarily to finance student loans purchased during the period and refinance student loans included in the Company's FFELP warehouse facilities and other asset-backed securitizations. See note 5 of the notes to consolidated financial statements included in this report for additional information on these securitizations.
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
Liquidity Impact Related to Nelnet Bank
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million, consisting of $55.9 million of cash and $44.1 million of student loan asset-backed securities. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC discussed below.
Prior to Nelnet Bank’s launch of operations, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12 percent; (ii) provide and maintain an irrevocable asset liquidity takeout commitment for the benefit of Nelnet Bank in an amount equal to the greater of either 10 percent of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank.
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank's business, results of operations, and financial condition. On January 1, 2020, the Community Bank Leverage Ratio ("CBLR") framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended December 31, 2021 with a leverage ratio of 22.4%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Based on Nelnet Bank's business plan and current financial condition, the Company currently believes that the initial capital contribution of $100.0 million and pledged deposit of $40.0 million should provide sufficient capital and liquidity to Nelnet Bank for the next two years.
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45 percent voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of December 31, 2021, the outstanding preferred membership interests of ALLO held by the Company was $137.3 million that earns a preferred annual return of 6.25 percent.
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
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained third-party debt financing to fund a large portion of its current growth plans, the Company contributed an additional $34.7 million of additional equity to ALLO on February 25, 2022. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2021, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of December 31, 2021, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of December 31, 2021, $254.0 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
For further discussion of these debt facilities described above, see note 5 of the notes to consolidated financial statements included in this report.

Debt Repurchases
Due to the Company’s positive liquidity position and opportunities in the capital markets, the Company has repurchased its own debt over the last several years, and may continue to do so in the future. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2021, the Company holds $381.2 million (par value) of its own asset-backed securities.
See note 5 of the notes to consolidated financial statements included in this report for information on debt repurchased by the Company during the last three years.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 7, 2022. As of December 31, 2021, 2,571,680 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.

Shares repurchased by the Company during 2021 and 2020 are shown below. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2021	713,274	$58,111	$81.47
Year ended December 31, 2020	1,594,394	73,358	46.01
Included in the shares repurchased during 2020 in the table above are a total of 100,000 shares of Class A common stock the Company purchased on May 27, 2020 from Shelby J. Butterfield, a significant shareholder of the Company. Included in the shares repurchased during 2021 are a total of 337,717 shares of Class A common stock the Company purchased on August 10, 2021 from various estate planning trusts associated with Shelby J. Butterfield. The shares purchased in 2020 and 2021 were purchased at a discount to the closing market price of the Company's Class A common stock as of May 27, 2020 and August 9, 2021, respectively, and the transactions were separately approved by the Company's Board of Directors and its Nominating and Corporate Governance Committee. Immediately prior to the Company's repurchase of such shares, certain of the repurchased shares were shares of the Company's Class B common stock that were converted to shares of Class A common stock.
Dividends
Dividends of $0.22 per share on the Company’s Class A and Class B common stock were paid on March 15, 2021, June 14, 2021, and September 15, 2021, respectively, and a dividend of $0.24 per share was paid on December 15, 2021.
The Company's Board of Directors declared a first quarter 2022 cash dividend on the Company's Class A and Class B common stock of $0.24 per share. The dividend will be paid on March 15, 2022, to shareholders of record at the close of business on March 1, 2022.
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
Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of the expected lifetime credit losses inherent in loan receivables as of the balance sheet date. The adequacy of the allowance for loan losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Such assumptions are discussed below, and such uncertainty is due in part to the fact that loans in the Company’s portfolio mature over the next 15 years (with a weighted average remaining life of approximately 8 years), and actual credit losses will be affected by, among other things, future economic conditions and future personal financial situations for borrowers, over that extended time frame. Changes in the Company’s assumptions affect “provision for loan losses” on the Company’s consolidated income statements and the “allowance for loan losses” contained within “loans and accrued interest receivable, net of allowance for loan losses” on the Company’s consolidated balance sheets. For additional information regarding our allowance for loan losses, see notes 3 and 4 of the notes to consolidated financial statements included in this report.
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
The Company’s allowance for loan losses is based on various assumptions including: probability of default; loss given default; exposure at default; net loss rates for its consumer portfolio; contractual terms, including prepayments; forecast period; reversion method; reversion period; and macroeconomic factors, including unemployment rates, gross domestic product, and the consumer price index.
The allowance for loan losses is made at a specific point in time and based on relevant information as discussed above. The allowance for loan losses is maintained at a level management believes is appropriate to provide for expected lifetime credit losses inherent in loan receivables as of the balance sheet date. This evaluation is inherently subjective because it requires numerous estimates made by management. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. Changes in estimates could significantly affect the Company's recorded balance for the allowance for loan losses. For additional information regarding changes in the Company’s allowance for loan losses for the years ended December 31, 2021, 2020, and 2019, see the caption “Activity in the Allowance for Loan Losses” in note 4 of the notes to consolidated financial statements included in this report.
The Company considers a range of economic scenarios in its determination of the allowance for loan losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Scenarios worse than the Company’s expected outcome at December 31, 2021 include risks that the COVID-19 pandemic significantly worsens from the relatively improved conditions at December 31, 2021, or that government stimulus programs related to the pandemic are less effective than expected or have collateral adverse consequences for the economy, any of which could lead to a prolonged downturn in economic activity, reducing the number of businesses that are able to conduct normal operations until after conditions improve, which could impact borrowers’ ability to pay on their loans held with us.
Under the range of economic scenarios considered, the allowance for loan losses would have been lower by $7 million (6 percent) or higher by $13 million (10 percent). This range reflects the sensitivity of the allowance for loan losses specifically related to the scenarios and weights considered as of December 31, 2021, and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.
Because several quantitative and qualitative factors are considered in determining the allowance for loan losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan losses. They are intended to provide insights into the impact of adverse changes in the economy on the Company’s modeled loss estimates for the loan portfolio and do not imply any expectation of future deterioration in loss rates. Given current processes employed by the Company, management believes the loss model estimates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2021		As of December 31, 2020
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$7,434,068	42.6%	$8,720,480	44.6%
Variable-rate loan assets	10,007,722	57.4	10,838,628	55.4
Total	$17,441,790	100.0%	$19,559,108	100.0%

Fixed-rate debt instruments	$801,548	4.7%	$960,327	5.0%
Variable-rate debt instruments	16,279,722	95.3	18,354,964	95.0
Total	$17,081,270	100.0%	$19,315,291	100.0%
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
As a result of the significant drop in interest rates during the first half of 2020, the Company earned $4.8 million of variable-rate floor income on approximately $1.4 billion of FFELP loans during the six months ended June 30, 2020. Since the borrower rate reset on July 1, 2020, the Company no longer earns such variable-rate floor income on these loans, reflecting the lower interest rate environment. No variable-rate floor income was earned in 2021.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Year ended December 31,
	2021	2020
Fixed rate floor income, gross	$142,606	123,460
Derivative settlements (a)	(19,729)	(6,699)
Fixed rate floor income, net	$122,877	116,761
(a)    Derivative settlements consist of settlements paid related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income increased in 2021 as compared to 2020 due to lower interest rates in 2021 as compared to 2020.
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
The Company enters into derivative instruments to hedge student loans earning fixed rate floor income. The increase in net derivative settlements paid on these derivatives in 2021 as compared to 2020 was due to a decrease in interest rates and an increase in weighted average of notional amount of derivatives outstanding in 2021 as compared to 2020.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2021:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
< 3.0%	2.87%	0.23%	$1,034,712
3.0 - 3.49%	3.19%	0.55%	1,309,665
3.5 - 3.99%	3.65%	1.01%	1,233,183
4.0 - 4.49%	4.20%	1.56%	921,498
4.5 - 4.99%	4.71%	2.07%	575,873
5.0 - 5.49%	5.22%	2.58%	385,797
5.5 - 5.99%	5.67%	3.03%	255,468
6.0 - 6.49%	6.19%	3.55%	292,207
6.5 - 6.99%	6.70%	4.06%	287,525
7.0 - 7.49%	7.17%	4.53%	107,708
7.5 - 7.99%	7.71%	5.07%	196,416
8.0 - 8.99%	8.18%	5.54%	463,091
> 9.0%	9.05%	6.41%	178,219
			$7,241,362

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2021, the weighted average estimated variable conversion rate was 1.93% and the short-term interest rate was 9 basis points.

The following table summarizes the outstanding derivative instruments as of December 31, 2021 used by AGM to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2022	$500,000	0.94%
2023	900,000	0.62
2024	2,500,000	0.35
2025	500,000	0.35
2026	500,000	1.02
2031	100,000	1.53
	$5,000,000	0.55%
(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2021.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$15,940,182	—
3 month H15 financial commercial paper	Daily	621,327	—
3 month Treasury bill	Daily	529,538	—
1 month LIBOR	Monthly	—	10,494,895
3 month LIBOR (a)	Quarterly	—	5,392,400
Fixed rate	—	—	772,935
Auction-rate (b)	Varies	—	248,550
Asset-backed commercial paper (c)	Varies	—	5,048
Other (d)	—	1,455,317	1,632,536
		$18,546,364	18,546,364

(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2021.

Maturity	Notional amount (i)
2022	$2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$5,900,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2021 was one-month LIBOR plus 9.1 basis points.

(b)    As of December 31, 2021, the Company was sponsor for $248.6 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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
Sensitivity Analysis
The following tables summarize the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on AGM’s assets and liabilities assuming hypothetical increases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, a sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index. The sensitivity analysis was performed on AGM’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The analysis includes the effects of AGM’s derivative instruments in existence during these periods.

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(55,957)	(11.1)%	$(103,742)	(20.7)%	$(6,020)	(1.2)%	$(18,063)	(3.6)%
Impact of derivative settlements	43,059	8.6	129,176	25.7	5,961	1.2	17,884	3.6
Increase (decrease) in net income before taxes	$(12,898)	(2.5)%	$25,434	5.0%	$(59)	—%	$(179)	—%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.50		$—		$—
	Year ended December 31, 2020
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(57,447)	(12.8)%	$(108,018)	(24.0)%	$(7,157)	(1.6)%	$(21,477)	(4.8)%
Impact of derivative settlements	13,955	3.1	41,864	9.3	6,112	1.4	18,336	4.1
Increase (decrease) in net income before taxes	$(43,492)	(9.7)%	$(66,154)	(14.7)%	$(1,045)	(0.2)%	$(3,141)	(0.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.85)		$(1.29)		$(0.02)		$(0.06)
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
The following table presents Nelnet Bank's loan assets and deposits by rate characteristics:

	As of December 31, 2021		As of December 31, 2020
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$191,410	74.2%	$16,866	96.1%
Variable-rate loan assets	66,491	25.8	677	3.9
Total	$257,901	100.0%	$17,543	100.0%

Fixed-rate deposits	$344,315	80.9%	$54,633	48.3%
Variable-rate deposits	81,085	19.1	58,413	51.7
Total	$425,400	100.0%	$113,046	100.0%

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
The Company implemented a new enterprise resource planning system in 2021 which replaced multiple systems, including the general ledger and payroll processing systems, and resulted in changes to business processes. We believe the change has enhanced the Company’s internal control over financial reporting due to increased automation and further integration of related processes. The Company replaced multiple internal controls that were previously considered effective with new or modified controls that are also considered effective.
There were no other changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2022
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2021, no information was required to be disclosed in a report on Form 8-K, but not reported.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information as to the directors, executive officers, and corporate governance of the Company set forth under the captions “PROPOSAL 1 - ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” and “CORPORATE GOVERNANCE,” and the information as to any delinquent report under Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption “SECURITY OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS, AND PRINCIPAL SHAREHOLDERS - Delinquent Section 16(a) Reports," to the extent any such disclosure is required, in the definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2022 Annual Meeting of Shareholders scheduled to be held on May 19, 2022 (the “Proxy Statement”), is incorporated herein by reference.
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
The following table summarizes information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

	As of December 31, 2021
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,515,565	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,515,565
(1) Includes 1,100,414, 46,415, and 368,736 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.
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

10.13*#	Office Building Lease dated January 5, 2021 between Union Bank and Trust Company and National Education Loan Network.

10.14
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

10.16
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

10.21+
Nelnet, Inc. Directors Stock Compensation Plan, as amended through March 21, 2018, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated herein by reference.

10.22+
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

10.30
Form of Modification of Contract dated effective as of June 15, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 10, 2021 and incorporated herein by reference.

10.31
Form of Modification of Contract entered into on September 24, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 27, 2021 and incorporated herein by reference.

10.32*	Form of Modification of Contract entered into December 29, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

10.33
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

10.37
Modification of Contract dated effective as of November 25, 2019 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on November 27, 2019 and incorporated herein by reference.

10.38
Modification of Contract dated effective as of December 15, 2020 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on December 15, 2020 and incorporated herein by reference.

10.39
Form of Modification of Contract dated effective as of June 15, 2021 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on June 10, 2021 and incorporated herein by reference.

10.40
Form of Modification of Contract entered into on September 24, 2021 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 27, 2021 and incorporated herein by reference.

10.41*	Form of Modification of Contract entered into on January 7, 2022 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc.

10.42
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.43
Management Agreement, dated effective as of January 20, 2012, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.58 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.44
Management Agreement, dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.45#
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

10.47
Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.48
Amended Appendix A, dated May 8, 2019, to Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference.

10.49#
Amended Appendix A, dated July 29, 2020, to Management Agreement dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.50#
Management Agreement dated effective as of July 29, 2020, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.51
Investment Management Agreement, dated effective as of February 10, 2012, by and among Whitetail Rock SLAB Fund I, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference.

10.52
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.53
Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company, filed as Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.54
Form of Administrative Services Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, Adminisystems, Inc., and Union Bank and Trust Company, filed as Exhibit 10.28 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.55
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

10.56
Subordination Agreement effective as of July 26, 2019, by and between Union Bank and Trust Company, Nelnet, Inc., and Agile Sports Technologies, Inc., filed as Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.57#
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

10.58
Third Amended and Restated Guaranty dated as of September 22, 2021, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 22, 2021 and incorporated herein by reference.

10.59
Aircraft Joint Ownership Agreement dated as of January 1, 2019, by and between National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.60
Aircraft Management Agreement, dated as of January 1, 2019, by and between Duncan Aviation, Inc. and National Education Loan Network, Inc. and MSD711, LLC, filed as Exhibit 10.44 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.61
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

10.62
Master Private Loan Program Agreement dated as of August 22, 2018, by and between Union Bank and Trust Company and Nelnet, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.63±
Education Loan Marketing Agreement dated as of August 22, 2018, by and between Nelnet Consumer Finance, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.64±
Private Student Loan Origination and Servicing Agreement dated as of August 22, 2018, by and between Nelnet Servicing, LLC, d/b/a Firstmark Services, and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.65±±
Private Student Loan Purchase Agreement dated as of November 19, 2019, by and among National Education Loan Network, Inc., as Purchaser, Union Bank and Trust Company, as Purchaser Lender Trustee, and Union Bank and Trust Company, as Seller, filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

10.66
Private Loan Sale Agreement dated as of October 9, 2014, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.47 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.67
Private Student Loan Servicing Agreement dated as of October 9, 2014, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.48 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.68
First Amendment of Loan Servicing Agreement dated as of September 27, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.49 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.69
Private Loan Servicing Letter Agreement dated as of February 27, 2017, by and between Nelnet Servicing, LLC and Union Bank and Trust Company, filed as Exhibit 10.54 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.70
Form of Trust/Custodial/Safekeeping Agreement by and between National Education Loan Network, Inc., as Principal, and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.71
Form of Special Investment Directions by National Education Loan Network, Inc. and its affiliates, as Principal under the Form of Trust/Custodial/Safekeeping Agreement between Principal and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.56 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.72
Loan Participation Agreement dated as of January 1, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

10.73
Amended and Restated Trust Agreement dated as of December 21, 2018 among Nelnet Private Student Loan Financing Corporation, as Depositor, Union Bank and Trust Company, as Trustee, and U.S. Bank Trust National Association, as Delaware Trustee, filed as Exhibit 10.57 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.74±±
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

10.75±±
Interim Trust Agreement, dated effective as of January 11, 2019, by and among ACM F Acquisition, LLC, as ACM Seller, National Education Loan Network, Inc., as NELN Seller, and Union Bank and Trust Company, as Interim Trustee, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.76
SLABS Participation Agreement, dated effective as of May 5, 2020, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.77*	First Amendment of SLABS Participation Agreement, dated effective as of October 1, 2021, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee.

10.78
Parent Company Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.79
Capital and Liquidity Maintenance Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.80++
Master Agreement entered into as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.81++
Membership Unit Purchase Agreement, dated as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.82
Omnibus Amendment dated as of October 15, 2020 to the Master Agreement and the Membership Unit Purchase Agreement, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.83*±±
Form of Amended & Restated Limited Liability Company Operating Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated.

10.84*±±
Form of Management Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.
++	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted. The exhibit is not intended to be, and should not be relied upon as, including disclosures regarding any facts and circumstances relating to the registrant or any of its subsidiaries or affiliates. The exhibit contains representations and warranties by the registrant and the other parties that were made only for purposes of the agreement set forth in the exhibit and as of specified dates. The representations, warranties, and covenants in the agreement were made solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts), and may apply contractual standards of materiality or material adverse effect that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the agreement, which subsequent information may or may not be fully reflected in the registrant's public disclosures.
±	Certain portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
±±	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Schedules, exhibits, and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
The Company has elected not to include an optional summary of information required by Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2022
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 28, 2022
Michael S. Dunlap

/s/ JAMES P. ABEL	Director	February 28, 2022
James P. Abel

/s/ PREETA D. BANSAL	Director	February 28, 2022
Preeta D. Bansal

/s/ WILLIAM R. CINTANI	Director	February 28, 2022
William R. Cintani

/s/ KATHLEEN A. FARRELL	Director	February 28, 2022
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 28, 2022
David S. Graff

/s/ THOMAS E. HENNING	Director	February 28, 2022
Thomas E. Henning

/s/ KIMBERLY K. RATH	Director	February 28, 2022
Kimberly K. Rath

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”
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
Assessment of the allowance for loan losses
As discussed in Note 4 to the consolidated financial statements, the Company’s allowance for loan losses as of December 31, 2021 was $127.1 million, of which $103.4 related to the Company’s allowance for loan losses on Non-Nelnet Bank federally insured loans and $16.1 related to the Company’s allowance for loan losses on Non-Nelnet Bank private education loans, collectively, the allowance for loan losses (the ALL). The ALL is the measure of expected credit losses on a pooled basis for those loans that share similar risk characteristics. The Company estimated the ALL using an undiscounted cash flow model. The Company’s methodology is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and the exposure at default over the expected life of the loans. The undiscounted cash flow model incorporates a single economic forecast scenario and macroeconomic assumptions over the reasonable and supportable forecast periods. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans. All such periods are established for each portfolio segment. A portion of the ALL is comprised of qualitative adjustments to historical loss experience.
We identified the assessment of the ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the ALL methodology, including the methods, models, and significant assumptions used to estimate the PD and LGD. Such assumptions included segmentation of loans with similar risk characteristics, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, and the historical observation period. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the ALL estimate, including controls over the:
•development of the ALL methodology
•continued use and appropriateness of changes made to PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•performance monitoring of the PD and LGD models
•analysis of the ALL results, trends, and ratios.
We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry practices
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.
We also assessed the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the ALL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1998.
Lincoln, Nebraska
February 28, 2022

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2021 and 2020
	2021	2020
	(Dollars in thousands, except share data)
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $127,113 and $175,698, respectively)	$18,335,197	20,185,656
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	30,128	33,292
Cash and cash equivalents - held at a related party	95,435	87,957
Total cash and cash equivalents	125,563	121,249
Investments	1,588,919	992,940
Restricted cash	741,981	553,175
Restricted cash - due to customers	326,645	283,971
Accounts receivable (net of allowance for doubtful accounts of $1,160 and $1,824, respectively)	163,315	76,460
Goodwill	142,092	142,092
Intangible assets, net	52,029	75,070
Property and equipment, net	119,413	123,527
Other assets	82,887	92,020
Total assets	$21,678,041	22,646,160
Liabilities:
Bonds and notes payable	$17,631,089	19,320,726
Accrued interest payable	4,566	28,701
Bank deposits	344,315	54,633
Other liabilities	379,231	312,280
Due to customers	366,002	301,471
Total liabilities	18,725,203	20,017,811
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,239,654 shares and 27,193,154 shares, respectively	272	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,676,642 shares and 11,155,571 shares, respectively	107	112
Additional paid-in capital	1,000	3,794
Retained earnings	2,940,523	2,621,762
Accumulated other comprehensive earnings, net	9,304	6,102
Total Nelnet, Inc. shareholders' equity	2,951,206	2,632,042
Noncontrolling interests	1,632	(3,693)
Total equity	2,952,838	2,628,349
Total liabilities and equity	$21,678,041	22,646,160

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$17,981,414	20,132,996
Restricted cash	674,073	499,223
Bonds and notes payable	(17,462,456)	(19,355,375)
Accrued interest payable and other liabilities	(36,276)	(83,127)
Net assets of consolidated education and other lending variable interest entities	$1,156,755	1,193,717
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$482,337	595,113	914,256
Investment interest	41,498	24,543	34,421
Total interest income	523,835	619,656	948,677
Interest expense:
Interest on bonds and notes payable and bank deposits	176,233	330,071	699,327
Net interest income	347,602	289,585	249,350
Less (negative provision) provision for loan losses	(12,426)	63,360	39,000
Net interest income after provision for loan losses	360,028	226,225	210,350
Other income/expense:
Loan servicing and systems revenue	486,363	451,561	455,255
Education technology, services, and payment processing revenue	338,234	282,196	277,331
Communications revenue	—	76,643	64,269
Other	78,681	57,561	47,918
Gain on sale of loans	18,715	33,023	17,261
Gain from deconsolidation of ALLO	—	258,588	—
Impairment expense and provision for beneficial interests, net	(16,360)	(24,723)	—
Derivative market value adjustments and derivative settlements, net	71,446	(24,465)	(30,789)
Total other income/expense	977,079	1,110,384	831,245
Cost of services:
Cost to provide education technology, services, and payment processing services	108,660	82,206	81,603
Cost to provide communications services	—	22,812	20,423
Total cost of services	108,660	105,018	102,026
Operating expenses:
Salaries and benefits	507,132	501,832	463,503
Depreciation and amortization	73,741	118,699	105,049
Other expenses	145,469	160,574	194,272
Total operating expenses	726,342	781,105	762,824
Income before income taxes	502,105	450,486	176,745
Income tax expense	115,822	100,860	35,451
Net income	386,283	349,626	141,294
Net loss attributable to noncontrolling interests	7,003	2,817	509
Net income attributable to Nelnet, Inc.	$393,286	352,443	141,803
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$10.20	9.02	3.54
Weighted average common shares outstanding - basic and diluted	38,572,801	39,059,588	40,047,402
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2021, 2020, and 2019
	2021		2020		2019
	(Dollars in thousands)
Net income		$386,283		349,626		141,294
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	(10)		—		—
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	6,921		6,637		(1,199)
Reclassification of gains recognized in net income, net of losses	(2,695)		(2,521)		—
Income tax effect	(1,014)	3,212	(986)	3,130	288	(911)
Other comprehensive income (loss)		3,202		3,130		(911)
Comprehensive income		389,485		352,756		140,383
Comprehensive loss attributable to noncontrolling interests		7,003		2,817		509
Comprehensive income attributable to Nelnet, Inc.		$396,488		355,573		140,892

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2021, 2020, and 2019
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2018	—	28,798,464	11,459,641	$—	288	115	622	2,299,556	3,883	10,315	2,314,779
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,756	4,756
Net income (loss)	—	—	—	—	—	—	—	141,803	—	(509)	141,294
Other comprehensive loss	—	—	—	—	—	—	—	—	(911)	—	(911)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,103)	(4,103)
Cash dividends on Class A and Class B common stock - $0.74 per share	—	—	—	—	—	—	—	(29,485)	—	—	(29,485)
Issuance of common stock, net of forfeitures	—	198,272	—	—	2	—	4,849	—	—	—	4,851
Compensation expense for stock based awards	—	—	—	—	—	—	6,401	—	—	—	6,401
Repurchase of common stock	—	(726,273)	—	—	(7)	—	(6,157)	(34,247)	—	—	(40,411)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	—	—	(6,077)	(6,077)
Conversion of common stock	—	188,032	(188,032)	—	2	(2)	—	—	—	—	—
Balance as of December 31, 2019	—	28,458,495	11,271,609	—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	219,265	219,265
Net income (loss)	—	—	—	—	—	—	—	352,443	—	(2,817)	349,626
Other comprehensive income	—	—	—	—	—	—	—	—	3,130	—	3,130
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16,123)	(16,123)
Cash dividends on Class A and Class B common stock - $0.82 per share	—	—	—	—	—	—	—	(31,778)	—	—	(31,778)
Issuance of common stock, net of forfeitures	—	213,015	—	—	2	—	5,626	—	—	—	5,628
Compensation expense for stock based awards	—	—	—	—	—	—	7,290	—	—	—	7,290
Repurchase of common stock	—	(1,594,394)	—	—	(16)	—	(14,837)	(58,505)	—	—	(73,358)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,868)	—	—	(18,868)
Conversion of common stock	—	116,038	(116,038)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(375)	—	(225)	(600)
Deconsolidation of noncontrolling interest - ALLO	—	—	—	—	—	—	—	—	—	(208,175)	(208,175)
Other equity transactions, net of costs incurred to sell shares of subsidiary	—	—	—	—	—	—	—	1,218	—	—	1,218
Balance as of December 31, 2020	—	27,193,154	11,155,571	—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	61,087	61,087
Net income (loss)	—	—	—	—	—	—	—	393,286	—	(7,003)	386,283
Other comprehensive income	—	—	—	—	—	—	—	—	3,202	—	3,202
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(48,759)	(48,759)
Cash dividends on Class A and Class B common stock - $0.90 per share	—	—	—	—	—	—	—	(34,457)	—	—	(34,457)
Issuance of common stock, net of forfeitures	—	280,845	—	—	2	—	4,827	—	—	—	4,829
Compensation expense for stock based awards	—	—	—	—	—	—	10,415	—	—	—	10,415
Repurchase of common stock	—	(713,274)	—	—	(7)	—	(18,036)	(40,068)	—	—	(58,111)
Conversion of common stock	—	478,929	(478,929)	—	5	(5)	—	—	—	—	—
Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,940,523	9,304	1,632	2,952,838

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2021, 2020, and 2019
	2021	2020	2019
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$393,286	352,443	141,803
Net loss attributable to noncontrolling interests	(7,003)	(2,817)	(509)
Net income	386,283	349,626	141,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	132,325	198,473	192,662
Loan discount accretion	(7,990)	(35,285)	(35,824)
(Negative provision) provision for loan losses	(12,426)	63,360	39,000
Derivative market value adjustments	(92,813)	28,144	76,195
Payments to terminate derivative instruments, net	—	—	(12,530)
Proceeds from (payments to) clearinghouse - initial and variation margin, net	91,294	(26,747)	(70,685)
Gain from deconsolidation of ALLO, including cash impact	—	(287,579)	—
Gain from sale of loans	(18,715)	(33,023)	(17,261)
Gain from investments, net	(3,811)	(14,055)	(3,095)
Loss on (gain from) repurchases and extinguishments of debt, net	6,775	(1,924)	16,553
Purchases of equity securities, net	(42,916)	—	—
Deferred income tax expense (benefit)	55,622	7,974	(7,265)
Non-cash compensation expense	10,673	16,739	6,781
Provision for beneficial interests and impairment expense, net	16,360	24,723	—
Other	—	186	584
Decrease (increase) in loan and investment accrued interest receivable	1,378	(61,090)	(54,586)
(Increase) decrease in accounts receivable	(86,982)	40,880	(55,949)
Decrease (increase) in other assets, net	39,439	59,182	(19,858)
Decrease in the carrying amount of ROU asset, net	7,170	11,594	8,793
Decrease in accrued interest payable	(24,135)	(18,584)	(14,394)
Increase in other liabilities, net	29,775	35,907	49,100
Decrease in the carrying amount of lease liability	(6,978)	(9,401)	(8,678)
Increase (decrease) in due to customers	64,539	(136,285)	68,078
Net cash provided by operating activities	544,867	212,815	298,915
Cash flows from investing activities:
Purchases and originations of loans	(1,318,605)	(1,459,696)	(1,906,669)
Purchases of loans from a related party	(22,678)	(147,539)	(101,538)
Net proceeds from loan repayments, claims, and capitalized interest	3,103,776	2,644,347	3,462,391
Proceeds from sale of loans	85,906	136,126	196,564
Purchases of available-for-sale securities	(734,817)	(471,510)	(1,010)
Proceeds from sales of available-for-sale securities	160,976	173,784	105
Proceeds from and sale of beneficial interest in loan securitizations, net	40,602	44,213	6,593
Purchases of other investments	(253,894)	(168,216)	(103,250)
Proceeds from other investments	191,821	13,011	63,879
Purchases of held-to-maturity debt securities	(8,200)	—	—
Purchases of property and equipment	(58,952)	(113,312)	(92,499)
Business acquisitions, net of cash and restricted cash acquired	—	(29,989)	—
Net cash provided by investing activities	$1,185,935	621,219	1,524,566

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	2021	2020	2019
	(Dollars in thousands)
Cash flows from financing activities:
Payments on bonds and notes payable	$(3,683,770)	(3,129,485)	(4,698,878)
Proceeds from issuance of bonds and notes payable	1,947,559	1,884,689	2,997,972
Payments of debt issuance costs	(7,093)	(8,674)	(14,406)
Payments to extinguish debt	—	—	(14,030)
Increase in bank deposits, net	289,682	54,633	—
Dividends paid	(34,457)	(31,778)	(29,485)
Repurchases of common stock	(58,111)	(73,358)	(40,411)
Proceeds from issuance of common stock	1,465	1,653	1,552
Acquisition of noncontrolling interest	—	(600)	—
Issuance of noncontrolling interests	50,716	205,768	4,650
Distribution to noncontrolling interests	(878)	(1,088)	(235)
Net cash used in financing activities	(1,494,887)	(1,098,240)	(1,793,271)
Effect of exchange rate changes on cash	(121)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	235,794	(264,206)	30,210
Cash, cash equivalents, and restricted cash, beginning of period	958,395	1,222,601	1,192,391
Cash, cash equivalents, and restricted cash, end of period	$1,194,189	958,395	1,222,601

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$152,173	301,570	657,436
Cash disbursements made for income taxes, net of refunds and credits received (a)	$18,659	29,685	17,672
Cash disbursements made for operating leases	$7,970	11,488	9,966

Noncash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$4,228	4,282	8,731
Receipt of beneficial interest in consumer loan securitizations	$23,506	52,501	39,780
Distribution to noncontrolling interests	$47,881	15,035	3,868
Issuance of noncontrolling interests	$10,371	4,132	—

(a) For 2021, 2020, and 2019 the Company utilized $34.1 million, $53.9 million, and $31.8 million of federal and state tax credits, respectively, related primarily to renewable energy.
Supplemental disclosures of noncash activities regarding the adoption of the new accounting standard for measurement of credit losses on January 1, 2020 are contained in note 3.
Supplemental disclosures of noncash activities regarding the Company's recapitalization of ALLO in 2020 and business acquisitions during 2020 are contained in note 2 and note 8, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Total cash and cash equivalents	$125,563	121,249	133,906	121,347
Restricted cash	741,981	553,175	650,939	701,366
Restricted cash - due to customers	326,645	283,971	437,756	369,678
Cash, cash equivalents, and restricted cash	$1,194,189	958,395	1,222,601	1,192,391

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology, services, and payment processing, and the Company also has a significant investment in communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including, but not limited to, investments in early-stage and emerging growth companies, real estate, and renewable energy (solar). Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”) discontinued loan originations under the FFEL Program, effective July 1, 2010, and requires that all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. As a result of this law, the Company no longer originates FFELP loans. However, a significant portion of the Company’s income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company’s existing FFELP loan portfolio will decline over time as the portfolio is paid down. Since all FFELP loans will eventually run off, a key objective of the Company is to reposition itself for the post-FFELP environment. To reduce its reliance on interest income on student loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, and in November 2020 launched Nelnet Bank (as further discussed below). In addition, the Company has been servicing federally owned student loans for the Department since 2009.
The Company's reportable operating segments include:
• Loan Servicing and Systems (“LSS”)
• Education Technology, Services, and Payment Processing (“ETS&PP”)
• Communications
• Asset Generation and Management (“AGM”)
• Nelnet Bank
A description of each reportable operating segment is included below. See note 15 for additional information on the Company's segment reporting.
Loan Servicing and Systems
The primary service offerings of the Loan Servicing and Systems operating segment (known as Nelnet Diversified Services (“NDS”)) include:
•Servicing federally-owned student loans for the Department of Education
•Servicing FFELP loans
•Originating and servicing private education and consumer loans
•Backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Customer acquisition, management services, and backup servicing for community solar developers
•Providing outsourced services including call center, processing, and technology services
LSS provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients. In addition, LSS provides backup servicing to third-parties, which allows a transfer of the customer’s servicing volume to the Company’s platform and becoming a full servicing customer if their existing servicer cannot perform their duties.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nelnet Servicing, LLC (“Nelnet Servicing”) and Great Lakes Educational Loan Services, Inc. (“Great Lakes”), subsidiaries of the Company, are two of the current seven private sector entities that have student loan servicing contracts with the Department to provide servicing capacity for loans owned by the Department.
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
Education Technology, Services, and Payment Processing
The Education Technology, Services, and Payment Processing segment (known as Nelnet Business Services (“NBS”)) provides education services, payment technology, and community management solutions for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally. NBS provides service and technology under five divisions as follows:
FACTS provides solutions that elevate the education experience in the K-12 market for school administrators, teachers, and families. FACTS offers (i) financial management, including tuition payment plans and financial needs assessment (grant and aid); (ii) school administration solutions, including school information system software that automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as scheduling, cafeteria management, attendance, and grade book management; (iii) enrollment and communications, including website design and cost effective admissions software; (iv) advancement (giving management), including a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting; and (v) education development, including customized professional development and coaching services, educational instruction services, and innovative technology products that aid in teacher and student evaluations.
Nelnet Campus Commerce delivers payment technology to higher education institutions. Nelnet Campus Commerce solutions include (i) tuition management, including tuition payment plans and service and technology for student billings, payments, and refunds; and (ii) integrated commerce including solutions for in-person, online, and mobile payment experiences on campus.
PaymentSpring provides secure payment processing technology. PaymentSpring supports and provides payment processing services, including credit card and electronic transfer, to the other divisions of NBS in addition to other industries and software platforms across the United States.
Nelnet Community Engagement provides faith community engagement, giving management, and learning management services and technologies. Nelnet Community Engagement serves customers in the technology, nonprofit, religious, health care, and professional services industries.
Nelnet International provides its services and technology in more than 50 countries with the largest concentrations in Australia, New Zealand, and the Asia-Pacific region. Nelnet International serves customers in the education, local government, and healthcare industries. Nelnet International’s suite of services include an integrated commerce payment platform, financial management and tuition payment plan services, and a school management platform that provides administrative, information management, financial management, and communication functions for K-12 schools.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

On December 21, 2020 the Company deconsolidated ALLO from the Company’s consolidated financial statements due to ALLO’s recapitalization. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO and ALLO’s results of operations, prior to deconsolidation, are presented by the Company as a reportable operating segment. See note 2, “ALLO Recapitalization,” for a description of this transaction and the Company’s continued involvement.
Asset Generation and Management
The Company's Asset Generation and Management operating segment includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Substantially all loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“Consolidation” loans). AGM also acquires private education and consumer loans. AGM generates a substantial portion of its earnings from the spread, referred to as loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.
Nelnet Bank
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the Federal Deposit Insurance Corporation ("FDIC") and for a bank charter from the Utah Department of Financial Institutions ("UDFI") in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education loan marketplace, with a home office in Salt Lake City, Utah. Nelnet Bank serves and plans to serve a niche market, with a concentration in the private education and unsecured consumer loan markets.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The operating results of Whitetail Rock Capital Management, LLC (“WRCM”), the Company's SEC-registered investment advisor subsidiary
•The majority of the Company’s investment activities
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Corporate and Other Activities also includes certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services.
2. ALLO Recapitalization
On October 1, 2020, the Company entered into various agreements with SDC, a third party global digital infrastructure investor, and ALLO, then a majority owned communications subsidiary of the Company, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Upon the deconsolidation of ALLO, the Company recorded its 45 percent voting membership interests in ALLO at fair value, and accounts for such investment under the Hypothetical Liquidation at Book Value (“HLBV”) method of accounting. In addition, the Company recorded its remaining non-voting preferred membership interests in ALLO at fair value, and accounts for such investment as a separate equity investment. The agreements between the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership units of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such units. The preferred membership units earn a preferred annual return of 6.25 percent.
The voting membership interests and non-voting preferred membership interests of ALLO are included on the consolidated balance sheet in “investments.” See note 7 for additional information.
As a result of the deconsolidation of ALLO on December 21, 2020, the Company recognized a gain of $258.6 million as summarized below.

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
Note 2:    As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized the estimated fair value of the contingent payment as of December 31, 2020 to be $2.3 million, which is included in “other liabilities” on the consolidated balance sheet.

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
In December of 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company entered into a joint venture with other investors to acquire the loans. During 2021, the joint venture completed asset-backed securitization transactions to permanently finance a total of $8.7 billion of the private education loans purchased by the joint venture (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). Under the terms of the joint venture agreements, the Company is the servicer of the portfolio, owns an approximate 8 percent interest in residual interests in securitizations of the loans, and serves as the sponsor and administrator for the loan securitizations completed by the joint venture. See note 7, “Investments” for a description of, and the Company’s accounting for, these transactions, and disclosure of the Company’s maximum exposure.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table provides a summary of solar investment VIEs that the Company has not consolidated:

	As of December 31,
	2021	2020
Investment carrying amount	$(41,030)	(26,006)
Tax credits subject to recapture	111,289	101,943
Unfunded capital and other commitments	4,350	13,330
Company’s maximum exposure to loss	74,609	89,267
Exposure syndicated to third-party investors	71,511	15,562
Maximum exposure to loss	$146,120	104,829
As of December 31, 2021, the Company owned 45 percent of the economic rights of ALLO Communications LLC and has a disproportional 43 percent of the voting rights related to all operating decisions for ALLO's business. See note 1, “Description of Business,” for a description of ALLO, including the primary services offered. See note 2, “ALLO Recapitalization,” for disclosure of ALLO’s recapitalization and the Company’s initial recognition of its voting interest/equity method and non-voting preferred membership investments. See note 7, “Investments,” for the Company’s carrying value of its voting interest/equity method and non-voting preferred membership investments, which is the Company’s maximum exposure to loss.
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
Loans Receivable
Loans consist of federally insured student loans, private education loans, and consumer loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2021 and 2020.
Federally insured loans were originated under the FFEL Program by certain eligible lenders as defined by the Higher Education Act of 1965, as amended (the “Higher Education Act”). These loans, including related accrued interest, are guaranteed at their maximum level permitted under the Higher Education Act by an authorized guaranty agency, which has a contract of reinsurance with the Department. The terms of the loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest. Generally, Stafford and PLUS loans have repayment periods between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment while the borrower is in-school, and during the grace period immediately upon leaving school. Under the Higher Education Act, a borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment, and forbearance program periods. In addition, eligible borrowers may qualify for income-driven repayment plans offered by the Department. These plans determine the borrower's payment amount based on their discretionary income and may extend their repayment period. Interest

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

rates on federally insured student loans may be fixed or variable, dependent upon the type of loan, terms of the loan agreements, and date of origination.
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
Allowance for Loan Losses
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for financial assets measured at amortized cost at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company adopted Topic 326 using the modified retrospective method. As such, the results for reporting periods beginning after January 1, 2020 are presented under Topic 326 (recognizing estimated credit losses expected to occur over the asset's remaining life) while prior period amounts continue to be reported in accordance with previously applicable GAAP (recognizing estimated credit losses using an incurred loss model); therefore, the comparative information for 2019 is not comparable to the information presented for 2020 and 2021. Adoption of the new guidance primarily impacted the allowance for loan losses related to the Company's loan portfolio. Upon adoption, the Company recorded an increase to the allowance for loan losses of $91.0 million and decreased retained earnings, net of tax, by $18.9 million.
Allowance for Loan Losses - Accounting Policies Under Topic 326
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
Loan Accrued Interest Receivable
Accrued interest receivable on loans is combined and presented with the loans receivable amortized cost balance on the Company’s consolidated balance sheet.
For the Company’s federally insured loan portfolio, the Company records an allowance for credit losses for accrued interest receivables. For federally insured loans, accrued interest receivable is typically charged-off when the contractual payment of principal or interest has become greater than 270 days past due. Charge-offs of accrued interest receivable are recognized as a reduction to the allowance for loan losses.
For the Company’s private education and consumer loan portfolios, the Company does not measure an allowance for credit losses for accrued interest receivables. For private education and consumer loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due. Charge-offs of accrued interest receivable are recognized by reversing interest income.
Allowance for Loan Losses - Accounting Policies Prior to Adoption of Topic 326
Prior to the adoption of Topic 326 effective January 1, 2020, the allowance for loan losses represented management's estimate of probable losses on loans. The provision for loan losses for periods ended prior to January 1, 2020 reflected the activity for

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

the applicable period and provided an allowance at a level that the Company's management believed was appropriate to cover probable losses inherent in the loan portfolio. The Company evaluated the adequacy of the allowance for loan losses using a historical loss rate methodology adjusted for qualitative factors separately on each of its federally insured, private education, and consumer loan portfolios. These evaluation processes were subject to numerous judgments and uncertainties including the selection of loss rates over time and determination of the loss emergence period.
Cash and Cash Equivalents and Statements of Cash Flows
For purposes of the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.
Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased loan accrued interest was $48.3 million, $92.3 million, and $112.9 million in 2021, 2020, and 2019, respectively.
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
The Company classifies its residual interest in federally insured, private education, and consumer loan securitizations as held-to-maturity beneficial interest investments. The Company measures accretable yield initially as the excess of all cash flows expected to be collected attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment and recognizes interest income over the life of the beneficial interest using the effective interest method. The Company continues to update, over the life of the beneficial interest, the expectation of cash flows to be collected. Beneficial interest investments are evaluated for impairment by comparing the present value of the remaining cash flows as estimated at the initial transaction date (or the last date previously revised) to the present value of the cash flows expected to be collected at the current financial reporting date, both discounted using the same effective rate equal to the current yield used to accrete the beneficial interest. If the present value of remaining cash flows is less than the present value of cash flows expected to be collected, the Company records an allowance for credit losses for the difference. Subsequent favorable changes, if any, decreases the allowance for credit losses. The Company reflects the changes in the allowance for credit losses in provision for beneficial interests on the consolidated statements of income.
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
The Company accounts for its solar investments, voting equity investment in ALLO, and certain real estate investments under the HLBV method of accounting. The HLBV method of accounting is used by the Company for equity method investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership or voting interests. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the amount the Company recognizes for its share of the earnings or losses from the equity investment for the period.
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
For the 2021, 2020, and 2019 annual reviews of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform further impairment testing and concluded there was no impairment of goodwill.
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
Leases
The Company determines if the arrangement is, or contains, a lease at the inception of an arrangement and records the lease in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available by the lessor. The Company primarily leases office and data center space. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for these leases is recognized on a straight-line basis over the lease term. All other lease assets (ROU assets) and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company classifies each lease as operating or financing, with the income statement reflecting lease expense for operating leases and amortization/interest expense for financing leases. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate.
The Company accounts for lease and non-lease components together as a single, combined lease component for its office and data center space. In addition, the Company identified itself as the lessor in its Communications operating segment for services provided to customers that include customer-premise equipment. The Company accounted for those services and associated leases as a single, combined component. The non-lease services are 'predominant' in those contracts. Therefore, the combined component is considered a single performance obligation under ASC Topic 606, Revenue from Contracts with Customers.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets, such as property and equipment, purchased intangibles subject to amortization, and ROU assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
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
Revenue Recognition
The Company applies the provisions of ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), to its fee-based operating segments. The majority of the Company’s revenue earned in its Asset Generation and Management and Nelnet Bank operating segments, including loan interest and derivative activity, is explicitly excluded from the scope of ASC Topic 606. The Company recognizes revenue under the core principle of ASC Topic 606 to depict the transfer of control of products and services to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
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
The Company recognizes loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments (the constant prepayment rate). The constant prepayment rate currently used by the Company to amortize/accrete federally insured loan premiums/discounts is 5 percent for Stafford loans and 4 percent for Consolidation loans. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. In instances where there are changes to the assumptions, amortization/accretion is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. During the fourth quarter of 2021, the Company changed its estimate of the constant prepayment rate on its consolidation loans from 3 percent to 4 percent, which resulted in a $6.2 million increase to the Company’s net loan discount balance and a corresponding pre-tax decrease to interest income.
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
Translation of Foreign Currencies
The Company’s foreign subsidiaries use the local currency of the countries in which they are located as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars (the Company’s reporting currency) using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive earnings in the accompanying consolidated statements of shareholders’ equity.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

4. Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	December 31, 2021	December 31, 2020
Non-Nelnet Bank:
Federally insured student loans:
Stafford and other	$3,904,000	4,383,000
Consolidation	13,187,047	14,746,173
Total	17,091,047	19,129,173
Private education loans	299,442	320,589
Consumer loans	51,301	109,346
Non-Nelnet Bank loans	17,441,790	19,559,108
Nelnet Bank:
Federally insured student loans	88,011	—
Private education loans	169,890	17,543
Nelnet Bank loans	257,901	17,543

Accrued interest receivable	788,552	794,611
Loan discount, net of unamortized loan premiums and deferred origination costs	(25,933)	(9,908)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(103,381)	(128,590)
Private education loans	(16,143)	(19,529)
Consumer loans	(6,481)	(27,256)
Non-Nelnet Bank allowance for loan losses	(126,005)	(175,375)
Nelnet Bank:
Federally insured loans	(268)	—
Private education loans	(840)	(323)
Nelnet Bank allowance for loan losses	(1,108)	(323)
	$18,335,197	20,185,656
Loan Sales
The Company has sold portfolios of consumer loans to an unrelated third party who securitized such loans. As partial consideration received for the consumer loans sold, the Company received residual interest in the consumer loan securitizations that are included in "investments" on the Company's consolidated balance sheet. The following table provides a summary of the consumer loans sold and gains recognized by the Company during 2021, 2020, and 2019.

	Loans sold (par value)	Gain	Residual interest received in securitization
2021:
May 14, 2021	$77,417	15,271	24.5%
September 29, 2021	18,390	3,249	6.9
	$95,807	18,520
2020:
January 30, 2020	$124,249	18,206	31.4%
July 29, 2020	60,779	14,817	25.4
	$185,028	33,023
2019:
May 1, 2019	$47,680	1,712	11.0%
October 17, 2019	179,301	15,549	28.7
	$226,981	17,261

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of Topic 326 adoption	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Year ended December 31, 2021
Non-Nelnet Bank
Federally insured loans	$128,590	—	(7,343)	(21,139)	—	3,273	—	103,381
Private education loans	19,529	—	(1,333)	(2,476)	721	—	(298)	16,143
Consumer loans	27,256	—	(4,544)	(5,123)	824	—	(11,932)	6,481
Nelnet Bank
Federally insured loans	—	—	268	—	—	—	—	268
Private education loans	323	—	526	(4)	—	—	(5)	840
	$175,698	—	(12,426)	(28,742)	1,545	3,273	(12,235)	127,113
	Year ended December 31, 2020
Non-Nelnet Bank
Federally insured loans	$36,763	72,291	18,691	(14,955)	—	15,800	—	128,590
Private education loans	9,597	4,797	6,156	(1,652)	631	—	—	19,529
Consumer loans	15,554	13,926	38,183	(12,115)	1,132	—	(29,424)	27,256
Nelnet Bank
Private education loans	—	—	330	(7)	—	—	—	323
	$61,914	91,014	63,360	(28,729)	1,763	15,800	(29,424)	175,698
	Year ended December 31, 2019
Non-Nelnet Bank
Federally insured loans	$42,310	—	8,000	(13,547)	—	—	—	36,763
Private education loans	10,838	—	—	(1,965)	724	—	—	9,597
Consumer loans	7,240	—	31,000	(12,498)	812	—	(11,000)	15,554
	$60,388	—	39,000	(28,010)	1,536	—	(11,000)	61,914

(a)    During the years ended December 31, 2021 and 2020, the Company acquired $224.1 million (par value) and $835.0 million (par value), respectively, of federally insured rehabilitation loans that met the definition of PCD loans when they were purchased by the Company.
Beginning in March 2020, the coronavirus disease 2019 (“COVID-19”) pandemic caused significant disruptions in the U.S. and world economies. Apart from the impact of the adoption of Topic 326 effective January 1, 2020, the Company’s allowance for loan losses increased in 2020 primarily as a result of the COVID-19 pandemic and its effects on economic conditions.
During the year ended December 31, 2021, the Company recorded a negative provision for loan losses due to (i) management's estimate of certain continued improved economic conditions as of December 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020; (ii) an increase in the constant prepayment rate on FFELP consolidation loans; and (iii) the amortization of the federally insured loan portfolio. These amounts were partially offset by the establishment of an initial allowance for loans originated and acquired during the period.

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

	As of December 31,
	2021			2020			2019
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$829,624	4.9%		$1,036,028	5.4%		$1,074,678	5.3%
Loans in forbearance (b)	1,118,667	6.5		1,973,175	10.3		1,339,821	6.6
Loans in repayment status:
Loans current	12,847,685		84.9%	13,683,054		84.9%	15,410,993		86.0%
Loans delinquent 31-60 days (c)	895,656		5.9	633,411		3.9	650,796		3.6
Loans delinquent 61-90 days (c)	352,449		2.3	307,936		1.9	428,879		2.4
Loans delinquent 91-120 days (c)	251,075		1.7	800,257		5.0	310,851		1.7
Loans delinquent 121-270 days (c)	592,449		3.9	674,975		4.2	812,107		4.5
Loans delinquent 271 days or greater (c)(d)	203,442		1.3	20,337		0.1	300,418		1.8
Total loans in repayment	15,142,756	88.6	100.0%	16,119,970	84.3	100.0%	17,914,044	88.1	100.0%
Total federally insured loans	17,091,047	100.0%		19,129,173	100.0%		20,328,543	100.0%
Accrued interest receivable	784,716			791,453			730,059
Loan discount, net of unamortized premiums and deferred origination costs	(28,309)			(14,505)			(35,822)
Non-accretable discount (e)	—			—			(28,036)
Allowance for loan losses	(103,381)			(128,590)			(36,763)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$17,744,073			$19,777,531			$20,957,981

Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$9,661	3.2%		$5,049	1.6%		$4,493	1.8%
Loans in forbearance (b)	3,601	1.2		2,359	0.7		3,108	1.3
Loans in repayment status:
Loans current	280,457		98.0%	310,036		99.0%	227,013		95.9%
Loans delinquent 31-60 days (c)	2,403		0.8	1,099		0.4	2,814		1.2
Loans delinquent 61-90 days (c)	976		0.3	675		0.2	1,694		0.7
Loans delinquent 91 days or greater (c)	2,344		0.9	1,371		0.4	5,136		2.2
Total loans in repayment	286,180	95.6	100.0%	313,181	97.7	100.0%	236,657	96.9	100.0%
Total private education loans	299,442	100.0%		320,589	100.0%		244,258	100.0%
Accrued interest receivable	1,960			2,131			1,558
Loan discount, net of unamortized premiums	(1,123)			2,691			46
Non-accretable discount (e)	—			—			(4,362)
Allowance for loan losses	(16,143)			(19,529)			(9,597)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$284,136			$305,882			$231,903

Consumer loans - Non-Nelnet Bank:
Loans in deferment (a)	$43	0.1%		$829	0.8%		$—
Loans in repayment status:
Loans current	49,697		97.0%	105,650		97.4%	220,404		97.5%
Loans delinquent 31-60 days (c)	414		0.8	954		0.9	2,046		0.9
Loans delinquent 61-90 days (c)	322		0.6	804		0.7	1,545		0.7
Loans delinquent 91 days or greater (c)	825		1.6	1,109		1.0	1,923		0.9
Total loans in repayment	51,258	99.9	100.0%	108,517	99.2	100.0%	225,918		100.0%
Total consumer loans	51,301	100.0%		109,346	100.0%		225,918
Accrued interest receivable	396			1,001			1,880
Loan premium	913			1,640			740
Allowance for loan losses	(6,481)			(27,256)			(15,554)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$46,129			$84,731			$212,984

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2021			2020			2019
Federally insured loans - Nelnet Bank:
Loans in-school/grace/deferment (a)	$330	0.4%
Loans in forbearance (b)	1,057	1.2
Loans in repayment status:
Loans current	85,599		98.8%
Loans delinquent 31-60 days (c)	816		1.0
Loans delinquent 61-90 days (c)	—		—
Loans delinquent 91-120 days (c)	—		—
Loans delinquent 121-270 days (c)	209		0.2
Loans delinquent 271 days or greater (c)	—		—
Total loans in repayment	86,624	98.4	100.0%
Total federally insured loans	88,011	100.0%
Accrued interest receivable	1,216
Loan premium	26
Allowance for loan losses	(268)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$88,985
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment (a)	$150	0.1%		$—	—%
Loans in forbearance (b)	460	0.3		29	0.2
Loans in repayment status:
Loans current	169,157		99.9%	17,514		100.0%
Loans delinquent 31-60 days (c)	51		—	—		—
Loans delinquent 61-90 days (c)	—		—	—		—
Loans delinquent 91 days or greater (c)	72		0.1	—		—
Total loans in repayment	169,280	99.6	100.0%	17,514	99.8	100.0%
Total private education loans	169,890	100.0%		17,543	100.0%
Accrued interest receivable	264			26
Deferred origination costs	2,560			266
Allowance for loan losses	(840)			(323)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$171,874			$17,512

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
As a result of COVID-19, effective March 13, 2020 through June 30, 2020, the Company proactively applied a 90 day natural disaster forbearance to any loan that was 31-269 days past due (for federally insured loans) and 80 days past due (for private education loans), and to any current loan upon request. Beginning July 1, 2020, the Company discontinued proactively applying 90 day natural disaster forbearances on past due loans. However, the Company continued to apply a natural disaster forbearance in 90 day increments to any private education and federally insured loan upon request through July 31, 2021 and September 30, 2021, respectively.
As a result of the ongoing impacts of the COVID-19 pandemic, the Company continues to review whether additional and/or extended borrower relief policies and activities are needed. All relief provided to borrowers by the Company through December 31, 2021 have been delays in payment that the Company considers to be insignificant and have not been accounted for as troubled debt restructuring.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2021, 2020, and 2019 was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of December 31, 2021 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	2021	2020	2019	2018	2017	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in school/grace/deferment	$2,266	1,981	3,557	—	—	1,857	9,661
Loans in forbearance	—	267	960	47	—	2,327	3,601
Loans in repayment status:
Loans current	2,768	68,754	50,348	492	—	158,095	280,457
Loans delinquent 31-60 days	—	308	225	—	—	1,870	2,403
Loans delinquent 61-90 days	—	81	—	—	—	895	976
Loans delinquent 91 days or greater	—	—	4	—	—	2,340	2,344
Total loans in repayment	2,768	69,143	50,577	492	—	163,200	286,180
Total private education loans	$5,034	71,391	55,094	539	—	167,384	299,442
Accrued interest receivable							1,960
Loan discount, net of unamortized premiums							(1,123)
Allowance for loan losses							(16,143)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$284,136

Consumer loans - Non-Nelnet Bank:
Loans in deferment	$25	—	—	18	—	—	43
Loans in repayment status:
Loans current	37,822	960	5,087	5,746	82	—	49,697
Loans delinquent 31-60 days	205	51	120	33	5	—	414
Loans delinquent 61-90 days	113	40	109	60	—	—	322
Loans delinquent 91 days or greater	133	43	261	388	—	—	825
Total loans in repayment	38,273	1,094	5,577	6,227	87	—	51,258
Total consumer loans	$38,298	1,094	5,577	6,245	87	—	51,301
Accrued interest receivable							396
Loan premium							913
Allowance for loan losses							(6,481)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$46,129

Private education loans - Nelnet Bank:
Loans in school/grace/deferment	$150	—	—	—	—	—	150
Loans in forbearance	445	15	—	—	—	—	460
Loans in repayment status:
Loans current	158,486	10,671	—	—	—	—	169,157
Loans delinquent 31-60 days	51	—	—	—	—	—	51
Loans delinquent 61-90 days	—	—	—	—	—	—	—
Loans delinquent 91 days or greater	72	—	—	—	—	—	72
Total loans in repayment	158,609	10,671	—	—	—	—	169,280
Total private education loans	$159,204	10,686	—	—	—	—	169,890
Accrued interest receivable							264
Deferred origination costs							2,560
Allowance for loan losses							(840)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$171,874

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

5. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$15,887,295	0.23% - 2.10%	5/27/25 - 9/25/69
Bonds and notes based on auction	248,550	0.00% - 1.09%	3/22/32 - 8/27/46
Total FFELP variable-rate bonds and notes	16,135,845
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	772,935	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	5,048	0.21%	5/22/23
Private education loan warehouse facility	107,011	0.24%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	31,818	1.65% / 1.85%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	28,613	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	253,969	0.78%	5/4/22
Repurchase agreements	483,848	0.66% - 1.46%	5/27/22 - 12/20/23
Secured line of credit	5,000	1.91%	5/30/22
	17,824,087
Discount on bonds and notes payable and debt issuance costs	(192,998)
Total	$17,631,089

	As of December 31, 2020
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$17,127,643	0.28% - 2.05%	5/27/25 - 10/25/68
Bonds and notes based on auction	749,925	1.12% - 2.14%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	17,877,568
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	923,076	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	252,165	0.27% / 0.31%	5/20/22 / 2/26/23
Private education loan warehouse facility	150,397	0.28%	2/13/22
Consumer loan warehouse facility	25,809	0.28%	4/23/22
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	49,025	1.65% / 1.90%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	37,251	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	120,000	1.65%	12/16/24
Participation agreement	118,558	0.84%	5/4/21
Secured line of credit	5,000	1.90%	5/30/22
	19,558,849
Discount on bonds and notes payable and debt issuance costs	(238,123)
Total	$19,320,726

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
FFELP loan warehouse facility
As of December 31, 2021, the Company’s FFELP warehouse facility had an aggregate maximum financing amount available of $60.0 million, liquidity provisions through May 23, 2022, and a final maturity of May 22, 2023. As of December 31, 2021, $5.0 million was outstanding under this facility, $55.0 million was available for future funding, and the Company had $0.3 million advanced as equity support. In the event the Company is unable to renew the liquidity provisions by May 23, 2022, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date.
Private Education loan warehouse facility
During 2020, the Company obtained a private education loan warehouse facility. As of December 31, 2021, the facility has an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through February 13, 2022, and a final maturity date of February 13, 2023. As of December 31, 2021, $107.0 million was outstanding under this warehouse facility, $68.0 million was available for future funding, and the Company had $11.8 million advanced as equity support.
Consumer loan warehouse facility
The Company had a $100.0 million consumer loan warehouse facility. On March 31, 2021, the Company terminated this facility.
Asset-backed securitizations
The Company has historically relied upon asset-backed securitizations as its most significant source of funding for loans. The net cash flow the Company receives from the securitized loans generally represents the excess amounts, if any, generated by the underlying loans over the amounts required to be paid to the bondholders, after deducting servicing fees and any other expenses relating to the securitizations. The Company’s rights to cash flow from securitized loans are subordinate to bondholder interests, and the securitized loans may fail to generate any cash flow beyond what is due to bondholders. The bonds and notes payable are primarily secured by the loans receivable, related accrued interest, and by the amounts on deposit in the accounts established under the respective financing agreements.
The following tables summarize the asset-backed securitization transactions completed in 2021 and 2020.

	Securitizations completed during the year ended December 31, 2021
	2021-1	2021-2	Total
Date securities issued	6/30/21	8/31/21
Total original principal amount	$797,000	531,300	1,328,300

Class A senior notes:
Total principal amount	$781,000	520,600	1,301,600
Cost of funds	1-month LIBOR plus 0.50%	1-month LIBOR plus 0.50%
Final maturity date	7/25/69	9/25/69
Class B subordinated notes:
Total principal amount	$16,000	10,700	26,700
Cost of funds	1-month LIBOR plus 1.25%	1-month LIBOR plus 1.20%
Final maturity date	7/25/69	9/25/69

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

(a)    Total original principal amount excludes the Class B subordinated tranche for the 2020-4 and 2020-5 transactions, totaling $5.0 million and $7.5 million, respectively, that was retained by the Company at issuance. As of December 31, 2021, the Company had a total of $381.2 million (par value) of its own asset-backed securities that were retained upon initial issuance or repurchased in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated in the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Upon sale, these notes would be shown as "bonds and notes payable" in the Company's consolidated balance sheet.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions. As of December 31, 2021, no amount was outstanding on the line of credit and $495.0 million was available for future use. Interest on amounts borrowed under the line of credit is payable, at the Company's election, at an alternate base rate or a Eurodollar rate, plus a variable rate (LIBOR), in each case as defined in the credit agreement. The initial margin applicable to Eurodollar borrowings is 150 basis points and may vary from 100 to 200 basis points depending on the Company's credit rating.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include, among others, maintaining:
•A minimum consolidated net worth
•A minimum recourse indebtedness to adjusted EBITDA (over the last four rolling quarters)
•A limitation on recourse indebtedness
•A limitation on the amount of unsecuritized private education and consumer loans in the Company’s portfolio
•A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business
As of December 31, 2021, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of December 31, 2021, $254.0 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
See note 7 for additional information about the FFELP loan asset-backed securities investments serving as collateral under this participation agreement.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities. The first agreement has maturity dates of November 20, 2023 and December 20, 2023, or earlier if either party provides 180 days’ prior written notice, and the second agreement has a maturity date of May 27, 2022. The Company incurs interest on amounts outstanding under these agreements based on three-month LIBOR plus an applicable spread. Under the first agreement, the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date, and under the second agreement, the Company could be subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities and the counter-party provides notice requiring such payment. Included in “bonds and notes payable” as of December 31, 2021 was $208.1 million subject to the first agreement and $275.8 million subject to the second agreement.
See note 7 for additional information about the private education loan asset-backed securities investments serving as collateral for these repurchase agreements.
Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. Management believes the Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2021.
Maturity Schedule
Bonds and notes outstanding as of December 31, 2021 are due in varying amounts as shown below.

2022	$439,328
2023	415,547
2024	—
2025	28,116
2026	—
2027 and thereafter	16,941,096
$17,824,087
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Accrued Interest Liability
During the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined was no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest on bonds and notes payable and bank deposits" in the consolidated statements of income.
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in “other” in "other income/expense" on the Company’s consolidated statements of income.

	Year ended December 31,
	2021	2020	2019
Purchase price	$(407,487)	(25,643)	(39,864)
Par value	406,875	27,605	40,000
Remaining debt discount and unamortized cost of issuance	(6,163)	(38)	—
(Loss) gain	$(6,775)	1,924	136

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
As of December 31, 2021, the Company’s AGM operating segment had $15.9 billion, $0.6 billion, and $0.5 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $5.4 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $10.5 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.
The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1:3 Basis Swaps”).

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2021	2020
Maturity	Notional amount	Notional amount
2021	$—	250,000
2022	2,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$5,900,000	6,150,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2021 and 2020, was one-month LIBOR plus 9.1 basis points.
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
As of December 31, 2021 and 2020, the Company had $7.2 billion and $8.4 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2021		As of December 31, 2020
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2021	$—	—%	$600,000	2.15%
2022	500,000	0.94	500,000	0.94
2023	900,000	0.62	900,000	0.62
2024	2,500,000	0.35	2,000,000	0.32
2025	500,000	0.35	500,000	0.35
2026	500,000	1.02	—	—
2031	100,000	1.53	—	—
	$5,000,000	0.55%	$4,500,000	0.70%

(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Year ended December 31,
	2021	2020	2019
Settlements:
1:3 basis swaps	$(1,638)	10,378	5,214
Interest rate swaps - floor income hedges	(19,729)	(6,699)	40,192
Total settlements - (expense) income	(21,367)	3,679	45,406
Change in fair value:
1:3 basis swaps	5,027	(7,462)	1,515
Interest rate swaps - floor income hedges	87,786	(20,682)	(77,027)
Other	—	—	(683)
Total change in fair value - income (expense)	92,813	(28,144)	(76,195)
Derivative market value adjustments and derivative settlements, net - income (expense)	$71,446	(24,465)	(30,789)
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

7. Investments
Private Education Loan Investment
In December 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company entered into a joint venture with other investors to acquire the loans. Under the terms of the joint venture agreements, the Company is the servicer of the portfolio, owns an approximate 8 percent interest in residual interests in securitizations of the loans, and serves as the sponsor and administrator for the loan securitizations completed by the joint venture.
The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility. The Company’s initial contribution to the limited partnership was $71.1 million. In conjunction with the establishment of the limited partnership, the parties provided additional funding commitments to the partnership, in the event additional funding became necessary after the initial purchase of loans. In accordance with GAAP, the Company’s carrying value of its investment in the limited partnership is accounted for under the equity method of accounting, is reduced by cash distributions and the fair value of its portion of loans transferred into securitizations, and can be less than zero or negative because of the potential future contributions pursuant to the funding commitment. The carrying value of the investment in the limited partnership is also impacted by the amount of the Company’s proportionate share of the net earnings or losses of the partnership.
During 2021, the joint venture completed asset-backed securitization transactions to permanently finance a total of $8.7 billion of the private education loans purchased by the joint venture. Cash distributions, the fair value of the Company’s portion of loans securitized as a result of these securitizations, and the Company’s proportionate share of losses of this partnership were $52.1 million, $51.9 million, and $5.0 million, respectively, and reduced the Company’s carrying value of its limited partnership investment to a credit (negative) balance of $37.9 million. During the fourth quarter of 2021, the Company’s financial commitment to the limited partnership was terminated by the partners of the joint venture, and the Company recognized income of $37.9 million (pre-tax) associated with the termination, which is included in “other” in “other income/expense” on the consolidated statements of income. The Company’s ownership in the residual interest of securitization transactions used to permanently finance the loans are reflected in the table below as “beneficial interest in private education loan securitizations.”
As sponsor of the loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are included in “private education loan asset-backed securities – available for sale” in the table below and as of December 31, 2021, the fair value of these bonds was $412.6 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third-parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

A summary of the Company's investments follows:

	As of December 31, 2021				As of December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
FFELP loan asset-backed securities- available-for-sale (a)	$480,691	14,710	(719)	494,682	338,475	8,040	(13)	346,502
Private education loan asset-backed securities - available-for-sale (b)	414,286	507	(2,241)	412,552	—	—	—	—
Other debt securities - available-for-sale	22,435	—	—	22,435	2,103	2	—	2,105
Equity securities	60,153	13,930	(2,097)	71,986	36,227	8,768	(2,954)	42,041
Total investments (at fair value)	$977,565	29,147	(5,057)	1,001,655	376,805	16,810	(2,967)	390,648
Other Investments (not measured at fair value):
Other debt securities - held-to-maturity (c)				8,200				—
Venture capital and funds:
Measurement alternative (d)(e)				157,609				144,795
Equity method				67,840				14,912
Total venture capital and funds				225,449				159,707
Real estate
Equity method				47,226				50,291
Notes receivable				—				847
Total real estate				47,226				51,138
Investment in ALLO:
Voting interest/equity method (f)				87,247				129,396
Preferred membership interest and accrued and unpaid preferred return (g)				137,342				228,916
Total investment in ALLO				224,589				358,312
Solar (h)				(42,457)				(30,373)
Beneficial interest in private education loan securitizations (i)				66,008				—
Beneficial interest in consumer loan securitizations, net of allowance for credit losses of $4,449 as of December 31, 2020 (i)				28,366				27,954
Beneficial interest in federally insured student loan securitizations (i)				25,768				30,377
Tax liens, affordable housing, and other				4,115				5,177
Total investments (not measured at fair value)				587,264				602,292
Total investments				$1,588,919				$992,940
(a)    As of December 31, 2021, $254.0 million (par value) of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 5 under "Participation Agreement."
As of December 31, 2021, the stated maturities of a majority of the Company’s FFELP student loan asset-backed securities classified as available-for-sale were greater than 10 years; however, such securities with a fair value of $77.9 million as of December 31, 2021 are scheduled to mature within the next 10 years, including $25.2 million, $32.1 million, and $20.6 million due within the next one year, 1-5 years, and 6-10 years, respectively.
(b)    As of December 31, 2021, a total of $400.0 million (par value) of private education loan asset-backed securities were subject to repurchase agreements with third-parties, as discussed in note 5 under “Repurchase Agreements.”
As of December 31, 2021, the stated maturities for all the Company’s private education loan asset-backed securities classified as available for sale were greater than 10 years.
(c)    As of December 31, 2021, securities classified as held-to-maturity of $3.5 million and $4.7 million were scheduled to mature within one year and 1-5 years, respectively. As of December 31, 2021, the fair value of these securities approximated their carrying value.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

(d)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. In May 2020, the Company made an additional equity investment of approximately $26 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2020 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of Hudl’s equity raise, the Company recognized a $51.0 million (pre-tax) gain during the second quarter of 2020 to adjust its carrying value to reflect the May 2020 transaction value. This gain is included in “other” in “other income/expense” on the consolidated statements of income. In May 2021, the Company made an additional $5 million investment in Hudl. For accounting purposes, the May 2021 equity raise transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities and the price was contractually agreed to during Hudl's prior May 2020 equity raise. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the May 2021 transaction value. As of December 31, 2021, the carrying amount of the Company's investment in Hudl is $133.9 million.
David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(e)    In October 2021, CompanyCam Inc., an entity in which the Company has an equity investment, completed an additional equity raise. The Company accounts for its investment in this entity using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of this entity’s equity raise, the Company recognized a $10.3 million (pre-tax) gain during the fourth quarter of 2021 to adjust its carrying value to reflect the October 2021 transaction value. As of December 31, 2021, the carrying amount of this investment is $11.5 million.
(f)    The Company accounts for its voting membership interests in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO") under the HLBV method of accounting. During the years ended December 31, 2021 and 2020, the Company recognized pre-tax losses of $42.1 million and $3.6 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment.
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
(g)    On January 19, 2021, ALLO obtained certain private debt financing facilities from unrelated third-party lenders. With proceeds from this transaction, ALLO redeemed a portion of its non-voting preferred membership interests held by the Company in exchange for an aggregate redemption price payment to the Company of $100.0 million. Under October 2020 recapitalization agreements for ALLO, the parties have agreed to use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership interests of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests.
As of December 31, 2021, the outstanding preferred membership interests of ALLO held by the Company was $137.3 million, which includes accrued and unpaid preferred return of $7.7 million that was capitalized at December 31, 2021. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25 percent. During the years ended December 31, 2021 and 2020, the Company recognized pre-tax income on its ALLO preferred membership interests of $8.4 million and $0.4 million, respectively, that is included in "other" in "other income/expense" on the consolidated statements of income.
(h)    The Company makes investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of December 31, 2021, the Company has funded a total of $227.9 million in solar investments, which includes $59.2 million funded by syndication partners. The carrying value of the Company’s solar investments are reduced by tax credits earned when the solar project is placed in service. The solar investment balance at December 31, 2021 represents the sum of total tax credits earned on solar projects placed in service through December 31, 2021 and the calculated HLBV net losses being larger than total payments made by the Company on such projects. The Company is committed to fund an additional $22.3 million on these projects, of which $17.9 million will be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the years ended December 31, 2021 and 2020, the Company recognized pre-tax losses of $10.1

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

million and $37.4 million, respectively, on its solar investments. These losses are included in “other” in "other income/expense" on the consolidated statements of income. Losses from solar investments in 2021 and 2020 include losses of $7.1 million and $3.8 million, respectively, attributable to third-party minority interest investors that are included in “net loss attributable to noncontrolling interests” in the consolidated statements of income.
(i)    The Company has partial ownership in certain private education, consumer, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2021, the Company's ownership correlates to approximately $688 million, $195 million, and $445 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations.
Impairment Expense and Provision for Beneficial Interests
During the first quarter of 2020, the Company recorded a $26.3 million provision charge related to the Company's beneficial interest in consumer loan securitizations. As of March 31, 2020, the Company's estimate of future cash flows from the beneficial interest in consumer loan securitizations was lower than previously anticipated due to the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic and recorded an allowance for credit losses of $26.3 million. Additionally, during the first quarter of 2020, the Company recorded a $7.8 million impairment charge related to several of its venture capital investments. The Company identified several venture capital investments, a majority of which were accounted for under the measurement alternative, that were also negatively impacted by the distressed economic conditions resulting from the COVID-19 pandemic, and estimated that the fair value of such investments was significantly reduced from their previous carrying value. During the fourth quarter of 2020 and first quarter of 2021, due to improved economic conditions, the Company reduced the allowance for credit losses related to the consumer loan beneficial interests by $9.7 million and $2.4 million, respectively.
During 2021, the Company recorded a total impairment charge of $4.6 million related to several of its venture capital investments accounted for under the measurement alternative method.
The impairment expense and recovery activity described above is included in “impairment expense and provision for beneficial interests, net” on the consolidated statements of income.
8. Business Combination
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

9. Intangible Assets
Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2021 (months)	As of December 31,
		2021	2020
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $97,398 and $83,419, respectively)	103	$47,894	66,974
Computer software (net of accumulated amortization of $3,669 and $4,127, respectively)	24	4,135	6,430
Trade names (net of accumulated amortization of $3,455)	—	—	1,666
Total - amortizable intangible assets, net	96	$52,029	75,070

The Company recorded amortization expense on its intangible assets of $23.0 million, $30.8 million, and $32.8 million during the years ended December 31, 2021, 2020, and 2019, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2021, the Company estimates it will record amortization expense as follows:

2022	$9,939
2023	9,830
2024	7,457
2025	4,644
2026	4,517
2027 and thereafter	15,642
$52,029

10. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management (a)	Nelnet Bank	Corporate and Other Activities	Total
Balance as of December 31, 2019	$23,639	70,278	21,112	41,883	—	—	156,912
Goodwill acquired	—	6,292	—	—	—	—	6,292
Deconsolidation of ALLO	—	—	(21,112)	—	—	—	(21,112)
Balance as of December 31, 2020 and 2021	$23,639	76,570	—	41,883	—	—	142,092

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

11. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2021	2020
Computer equipment and software	1-5 years	$234,222	172,664
Building and building improvements	5-48 years	48,782	52,444
Office furniture and equipment	1-10 years	22,463	21,899
Leasehold improvements	1-15 years	10,537	9,168
Transportation equipment	5-10 years	4,857	4,857
Land	—	3,266	3,642
Construction in progress	—	2,392	18,478
		326,519	283,152
Accumulated depreciation		(207,106)	(159,625)
Total property and equipment, net		$119,413	123,527

The Company recorded depreciation expense on its property and equipment of $50.7 million, $87.9 million, and $72.3 million during the years ended December 31, 2021, 2020, and 2019, respectively.
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
Stock Repurchases
The Company has a stock repurchase program that expires on May 7, 2022 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2021, 2.6 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2021, 2020, and 2019 are shown in the table below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2021	713,274	$58,111	$81.47
Year ended December 31, 2020	1,594,394	73,358	46.01
Year ended December 31, 2019	726,273	40,411	55.64

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

	Year ended December 31,
	2021			2020			2019
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$386,865	6,421	393,286	347,451	4,992	352,443	139,946	1,857	141,803
Denominator:
Weighted-average common shares outstanding - basic and diluted	37,943,032	629,769	38,572,801	38,506,351	553,237	39,059,588	39,523,082	524,320	40,047,402
Earnings per share - basic and diluted	$10.20	10.20	10.20	9.02	9.02	9.02	3.54	3.54	3.54
Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2021, a cumulative amount of 221,996 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
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
As of December 31, 2021, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $19.7 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $15.6 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $7.2 million prior to December 31, 2022 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those currently expected. Of the anticipated $7.2 million decrease, $5.7 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2021	2020
Gross balance - beginning of year	$20,318	20,148
Additions based on tax positions of prior years	271	634
Additions based on tax positions related to the current year	2,388	2,523
Reductions for tax positions of prior years	(1,002)	(69)
Reductions due to lapse of applicable statutes of limitations	(2,297)	(2,918)
Gross balance - end of year	$19,678	20,318

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2021 and 2020, $5.1 million and $5.4 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The impact to the consolidated statements of income related to interest expense and penalties for uncertain tax positions was not significant for the years 2021, 2020, and 2019. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2018. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2010. As of December 31, 2021, the Company has tax uncertainties that remain unsettled in the jurisdiction of California (2010 through 2017).
The provision for income taxes consists of the following components:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$55,239	82,832	38,931
State	4,792	9,815	3,546
Foreign	169	239	239
Total current provision	60,200	92,886	42,716

Deferred:
Federal	46,145	7,269	(4,280)
State	9,647	718	(2,922)
Foreign	(170)	(13)	(63)
Total deferred provision	55,622	7,974	(7,265)
Provision for income tax expense	$115,822	100,860	35,451

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2021	2020	2019
Tax expense at federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	3.0	2.8	2.5
Tax credits	(0.8)	(1.1)	(3.0)
Provision for uncertain federal and state tax matters	(0.1)	(0.2)	(0.7)
Other	(0.3)	(0.2)	0.2
Effective tax rate	22.8%	22.3%	20.0%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$21,593	18,081
Student loans	19,776	26,894
Accrued expenses	10,712	10,661
State tax credit carryforwards	8,546	5,987
Stock compensation	4,027	2,546
Lease liability	3,685	4,123
Net operating losses	2,410	647
Basis in certain derivative contracts	—	5,061
Securitizations	—	694
Total gross deferred tax assets	70,749	74,694
Less state tax valuation allowance	(2,084)	(569)
Net deferred tax assets	68,665	74,125
Deferred tax liabilities:
Partnership basis	100,428	64,023
Basis in certain derivative contracts	15,927	—
Depreciation	15,264	14,092
Debt and equity investments	12,859	20,538
Loan origination services	4,930	5,040
Intangible assets	4,772	7,703
Lease right of use asset	3,317	4,037
Securitization	128	—
Other	1,665	661
Total gross deferred tax liabilities	159,290	116,094
Net deferred tax asset (liability)	$(90,625)	(41,969)

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
As of December 31, 2021 and 2020, the Company had a current income tax receivable of $8.1 million and $21.5 million, respectively, that is included in "other assets" on the consolidated balance sheets. Net deferred tax assets of $27.3 million and net deferred tax liabilities of $117.9 million are included in “other assets” and “other liabilities,” respectively, on the consolidated balance sheets.

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
The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment that provides a product or service to another segment. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Income taxes are allocated based on 24% of income before taxes for each individual operating segment, except for Nelnet Bank, which reflects Nelnet Bank’s actual tax expense/benefit as allocated and reflected in its Call Report filed with the Federal Deposit Insurance Corporation. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate and Other Activities.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities includes the following items:
•The majority of the Company’s investment activities, including investments accounted for under the equity method. See note 7 for the amounts of investments in equity method investees.
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisor subsidiary
Corporate and Other Activities also includes certain corporate activities and overhead functions related to executive management, internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. Certain shared service costs incurred to support Nelnet Bank will not be allocated to Nelnet Bank until the end of the Bank’s de novo period (November 2023).
Segment Results
The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$137	1,075	—	506,901	7,721	9,801	(1,800)	523,835
Interest expense	94	—	—	172,918	1,507	3,515	(1,800)	176,233
Net interest income (expense)	43	1,075	—	333,983	6,214	6,286	—	347,602
Less (negative provision) provision for loan losses	—	—	—	(13,220)	794	—	—	(12,426)
Net interest income after provision for loan losses	43	1,075	—	347,203	5,420	6,286	—	360,028
Other income/expense:
Loan servicing and systems revenue	486,363	—	—	—	—	—	—	486,363
Intersegment revenue	33,956	12	—	—	—	—	(33,968)	—
Education technology, services, and payment processing revenue	—	338,234	—	—	—	—	—	338,234
Communications revenue	—	—	—	—	—	—	—	—
Other	3,307	—	—	34,306	713	40,356	—	78,681
Gain on sale of loans	—	—	—	18,715	—	—	—	18,715
Gain from deconsolidation of ALLO	—	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests, net	(13,243)	—	—	2,436	—	(5,553)	—	(16,360)
Derivative settlements, net	—	—	—	(21,367)	—	—	—	(21,367)
Derivative market value adjustments, net	—	—	—	92,813	—	—	—	92,813
Total other income/expense	510,383	338,246	—	126,903	713	34,803	(33,968)	977,079
Cost of services:
Cost to provide education technology, services, and payment processing services	—	108,660	—	—	—	—	—	108,660
Cost to provide communications services	—	—	—	—	—	—	—	—
Total cost of services	—	108,660	—	—	—	—	—	108,660
Operating expenses:
Salaries and benefits	297,406	112,046	—	2,135	5,042	90,502	—	507,132
Depreciation and amortization	25,649	11,404	—	—	—	36,682	—	73,741
Other expenses	52,720	19,318	—	13,487	1,776	58,173	—	145,469
Intersegment expenses, net	72,206	15,180	—	34,868	107	(88,393)	(33,968)	—
Total operating expenses	447,981	157,948	—	50,490	6,925	96,964	(33,968)	726,342
Income (loss) before income taxes	62,445	72,713	—	423,616	(792)	(55,875)	—	502,105
Income tax (expense) benefit	(14,987)	(17,451)	—	(101,668)	175	18,109	—	(115,822)
Net income (loss)	47,458	55,262	—	321,948	(617)	(37,766)	—	386,283
Net loss attributable to noncontrolling interests	—	—	—	—	—	7,003	—	7,003
Net income (loss) attributable to Nelnet, Inc.	$47,458	55,262	—	321,948	(617)	(30,763)	—	393,286

Total assets as of December 31, 2021	$296,618	443,788	—	18,965,371	535,948	1,963,032	(526,716)	21,678,041

(a)    On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. See note 2, “ALLO Recapitalization,” for a description of the transaction and a summary of the deconsolidation impact. Accordingly, there are no operating results for the (former) Communications operating segment in 2021.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank (b)	Corporate and Other Activities	Eliminations	Total
Total interest income	$436	3,036	2	611,474	414	5,775	(1,480)	619,656
Interest expense	121	54	—	328,157	41	3,178	(1,480)	330,071
Net interest income (expense)	315	2,982	2	283,317	373	2,597	—	289,585
Less (negative provision) provision for loan losses	—	—	—	63,029	330	—	—	63,360
Net interest income after provision for loan losses	315	2,982	2	220,288	43	2,597	—	226,225
Other income/expense:
Loan servicing and systems revenue	451,561	—	—	—	—	—	—	451,561
Intersegment revenue	36,520	20	—	—	—	—	(36,540)	—
Education technology, services, and payment processing revenue	—	282,196	—	—	—	—	—	282,196
Communications revenue	—	—	76,643	—	—	—	—	76,643
Other	9,421	373	1,561	7,189	48	38,969	—	57,561
Gain on sale of loans	—	—	—	33,023	—	—	—	33,023
Gain from deconsolidation of ALLO	—	—	—	—	—	258,588	—	258,588
Impairment expense and provision for beneficial interests, net	—	—	—	(16,607)	—	(8,116)	—	(24,723)
Derivative settlements, net	—	—	—	3,679	—	—	—	3,679
Derivative market value adjustments, net	—	—	—	(28,144)	—	—	—	(28,144)
Total other income/expense	497,502	282,589	78,204	(860)	48	289,441	(36,540)	1,110,384
Cost of services:
Cost to provide education technology, services, and payment processing services	—	82,206	—	—	—	—	—	82,206
Cost to provide communications services	—	—	22,812	—	—	—	—	22,812
Total cost of services	—	82,206	22,812	—	—	—	—	105,018
Operating expenses:
Salaries and benefits	285,526	98,847	30,935	1,747	36	84,741	—	501,832
Depreciation and amortization	37,610	9,459	42,588	—	—	29,043	—	118,699
Other expenses	57,420	14,566	13,327	15,806	135	59,320	—	160,574
Intersegment expenses, net	63,886	14,293	1,732	39,172	—	(82,543)	(36,540)	—
Total operating expenses	444,442	137,165	88,582	56,725	171	90,561	(36,540)	781,105
Income (loss) before income taxes	53,375	66,200	(33,188)	162,703	(80)	201,477	—	450,486
Income tax (expense) benefit	(12,810)	(15,888)	7,965	(39,049)	20	(41,098)	—	(100,860)
Net income (loss)	40,565	50,312	(25,223)	123,654	(60)	160,379	—	349,626
Net loss attributable to noncontrolling interests	—	—	—	—	—	2,817	—	2,817
Net income (loss) attributable to Nelnet, Inc.	$40,565	50,312	(25,223)	123,654	(60)	163,196	—	352,443

Total assets as of December 31, 2020	$190,297	436,702	—	20,773,968	216,937	1,225,790	(197,534)	22,646,160

(a)    On December 21, 2020, the Company deconsolidated ALLO from the Company’s consolidated financial statements. See note 2, “ALLO Recapitalization,” for a description of the transaction and a summary of the deconsolidation impact. Accordingly, the operating results for the Communications operating segment in the table above are for the period from January 1, 2020 through December 21, 2020.
(b)    Nelnet Bank launched operations on November 2, 2020. Accordingly, the operating results for the Nelnet Bank operating segment in the table above are for the period from November 2, 2020 through December 31, 2020.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2019
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications	Asset Generation and Management	Nelnet Bank (a)	Corporate and Other Activities	Eliminations	Total
Total interest income	$2,031	9,244	3	931,963	—	9,232	(3,796)	948,677
Interest expense	115	46	—	693,375	—	9,587	(3,796)	699,327
Net interest income (expense)	1,916	9,198	3	238,588	—	(355)	—	249,350
Less (negative provision) provision for loan losses	—	—	—	39,000	—	—	—	39,000
Net interest income after provision for loan losses	1,916	9,198	3	199,588	—	(355)	—	210,350
Other income/expense:
Loan servicing and systems revenue	455,255	—	—	—	—	—	—	455,255
Intersegment revenue	46,751	—	—	—	—	—	(46,751)	—
Education technology, services, and payment processing revenue	—	277,331	—	—	—	—	—	277,331
Communications revenue	—	—	64,269	—	—	—	—	64,269
Other	9,736	259	1,509	13,088	—	23,327	—	47,918
Gain on sale of loans	—	—	—	17,261	—	—	—	17,261
Gain from deconsolidation of ALLO	—	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests, net	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	—	45,406	—	—	—	45,406
Derivative market value adjustments, net	—	—	—	(76,195)	—	—	—	(76,195)
Total other income/expense	511,742	277,590	65,778	(440)	—	23,327	(46,751)	831,245
Cost of services:
Cost to provide education technology, services, and payment processing services	—	81,603	—	—	—	—	—	81,603
Cost to provide communications services	—	—	20,423	—	—	—	—	20,423
Total cost of services	—	81,603	20,423	—	—	—	—	102,026
Operating expenses:
Salaries and benefits	276,136	94,666	21,004	1,545	—	70,152	—	463,503
Depreciation and amortization	34,755	12,820	37,173	—	—	20,300	—	105,049
Other expenses	71,064	22,027	15,165	34,445	—	51,571	—	194,272
Intersegment expenses, net	54,325	13,405	2,962	47,362	—	(71,303)	(46,751)	—
Total operating expenses	436,280	142,918	76,304	83,352	—	70,720	(46,751)	762,824
Income (loss) before income taxes	77,378	62,267	(30,946)	115,796	—	(47,748)	—	176,745
Income tax (expense) benefit	(18,571)	(14,944)	7,427	(27,792)	—	18,428	—	(35,451)
Net income (loss)	58,807	47,323	(23,519)	88,004	—	(29,320)	—	141,294
Net loss attributable to noncontrolling interests	—	—	—	—	—	509	—	509
Net income (loss) attributable to Nelnet, Inc.	$58,807	47,323	(23,519)	88,004	—	(28,811)	—	141,803

Total assets as of December 31, 2019	$290,311	506,382	303,347	22,128,917	—	627,897	(147,884)	23,708,970

(a)    Nelnet Bank launched operations on November 2, 2020. Accordingly, there are no operating results for the Nelnet Bank operating segment in the year ended December 31, 2019.

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
•Software services revenue - Software services revenue consideration is determined from individual contracts with customers and includes license and maintenance fees associated with loan software products, generally in a remote hosted environment, and computer and software consulting. Usage-based revenue, based on each loan or unique borrower, from remote hosted licenses is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits. Revenue from any non-refundable up-front fee is recognized ratably over the contract period, as the fee relates to set-up activities that provide no incremental benefit to the customers. Computer and software consulting is also capable of being distinct and accounted for as a separate performance obligation. Revenue allocated to computer and software consulting is recognized as services are provided.
•Outsourced services revenue - Outsourced services revenue consideration is determined from individual contracts with customers and is calculated monthly based on the volume of services. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits.
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2021	2020	2019
Government servicing - Nelnet	$167,579	146,798	157,991
Government servicing - Great Lakes	193,214	179,872	185,656
Private education and consumer loan servicing	47,302	32,492	36,788
FFELP servicing	18,281	20,183	25,043
Software services	34,600	41,999	41,077
Outsourced services and other	25,387	30,217	8,700
Loan servicing and systems revenue	$486,363	451,561	455,255
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
•Education technology and services - Education technology and services consideration is determined from individual contracts with customers and is based on the services selected by the customer. Services in K-12 private and faith-based markets primarily includes (i) assistance with financial needs assessment, (ii) school information system software that automates administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. Services provided to the higher education market include payment technology and processing that allow for electronic billing and payment of campus charges. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits.
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2021	2020	2019
Tuition payment plan services	$103,970	100,674	106,682
Payment processing	127,080	114,304	110,848
Education technology and services	105,186	65,885	58,578
Other	1,998	1,333	1,223
Education technology, services, and payment processing revenue	$338,234	282,196	277,331
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table provides disaggregated revenue by service offering and customer type. The amounts listed for 2020 reflect activity prior to ALLO’s deconsolidation on December 21, 2020:

	Period from January 1 2020 - December 21, 2020	Year ended December 31, 2019

Internet	$48,362	38,239
Television	17,091	16,196
Telephone	11,037	9,705
Other	153	129
Communications revenue	$76,643	64,269

Residential revenue	$58,029	48,344
Business revenue	18,038	15,689
Other	576	236
Communications revenue	$76,643	64,269
Cost to provide communications services is primarily associated with television programming costs. ALLO has various contracts to obtain television programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by ALLO and are subject to periodic audits performed by the programmers. Other items in cost to provide communications services include connectivity, franchise, and other regulatory costs directly related to providing internet and telephone services.
Other Income
The following table provides the components of "other" in “other income/expense” on the consolidated statements of income:

	Year ended December 31,
	2021	2020	2019
Income/gains from investments, net	$91,593	56,402	8,356
ALLO preferred return	8,427	386	—
Investment advisory services	7,773	10,875	2,941
Borrower late fee income	3,444	5,194	12,884
Management fee revenue	3,307	9,421	9,736
Loss from ALLO voting membership interest investment	(42,148)	(3,565)	—
Loss from solar investments	(10,132)	(37,423)	(2,220)
(Loss) gain on debt repurchased	(6,775)	1,924	136
Other	23,192	14,347	16,085
Other income	$78,681	57,561	47,918

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
•Management fee revenue - Management fee revenue is earned for providing administrative support and marketing services, which primarily was to Great Lakes' former parent company under a contract that expired in January 2021. Revenue is allocated to the distinct service period, based on when each transaction is completed.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education, Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
Balance as of December 31, 2018	$4,413	30,556	2,551	1,602	39,122
Deferral of revenue	3,585	93,373	36,024	3,505	136,487
Recognition of revenue	(5,286)	(91,855)	(35,343)	(3,479)	(135,963)
Balance as of December 31, 2019	2,712	32,074	3,232	1,628	39,646
Deferral of revenue	2,490	90,183	43,596	3,209	139,478
Recognition of revenue	(3,824)	(90,409)	(42,903)	(3,286)	(140,422)
Deconsolidation of ALLO	—	—	(3,925)	—	(3,925)
Business acquisition	—	1,419	—	—	1,419
Balance as of December 31, 2020	1,378	33,267	—	1,551	36,196
Deferral of revenue	5,882	109,278	—	5,775	120,935
Recognition of revenue	(4,844)	(105,801)	—	(5,316)	(115,961)
Balance as of December 31, 2021	$2,416	36,744	—	2,010	41,170
17. Major Customer
Nelnet Servicing and Great Lakes, subsidiaries of the Company, each earn loan servicing revenue from a servicing contract with the Department. Revenue earned by Nelnet Servicing related to this contract was $167.6 million, $146.8 million, and $158.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Revenue earned by Great Lakes related to this contract was $193.2 million, $179.9 million, and $185.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Nelnet Servicing's and Great Lakes' student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment ("NextGen") for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. The Company cannot predict the timing, nature, or ultimate outcome of NextGen or any other contract procurement process by the Department.
18. Leases
The following table provides supplemental balance sheet information related to leases:

	As of December 31,
	2021	2020
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheet	$14,314	18,301
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheet	$15,899	18,733

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table provides components of lease expense:

	Year ended December 31,
	2021	2020	2019
Rental expense, which is included in "other expenses" on the consolidated statements of income (a)	$9,386	11,885	11,171
Rental expense, which is included in "cost to provide communications services" on the consolidated statements of income (a)	—	1,997	1,609
Total operating rental expense	$9,386	13,882	12,780
(a) Includes short-term and variable lease costs, which are immaterial.
Weighted average remaining lease term and discount rate are shown below:

	As of December 31,
	2021	2020
Weighted average remaining lease term (years)	5.15	5.65
Weighted average discount rate	3.23%	2.43%
Maturity of lease liabilities are shown below:

2022	$5,816
2023	4,122
2024	1,757
2025	1,421
2026	731
2027 and thereafter	3,702
Total lease payments	17,549
Imputed interest	(1,650)
Total	$15,899

19. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100 percent of their pre-tax salary, subject to IRS limitations. The Company matches up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent. The Company made contributions to the plan of $11.2 million, $11.7 million, and $10.8 million during the years ended December 31, 2021, 2020, and 2019, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

20. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2021	2020	2019
Non-vested shares at beginning of year	552,456	549,845	532,336
Granted	249,096	151,639	186,281
Vested	(116,842)	(114,282)	(109,651)
Canceled	(24,544)	(34,746)	(59,121)
Non-vested shares at end of year	660,166	552,456	549,845
As of December 31, 2021, there was $23.5 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2022	$8,795
2023	5,563
2024	3,615
2025	2,267
2026	1,355
2027 and thereafter	1,907
$23,502
For the years ended December 31, 2021, 2020, and 2019, the Company recognized compensation expense of $10.4 million, $7.3 million, and $6.4 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.
Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15 percent discount from market value. During the years ended December 31, 2021, 2020, and 2019, the Company recognized compensation expense of $0.2 million, $0.4 million, and $0.3 million, respectively, in connection with issuing 24,205 shares, 36,687 shares, and 33,250 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

For the years ended December 31, 2021, 2020, and 2019, the Company recognized $1.4 million, $1.2 million, and $1.2 million, respectively, of expense related to this plan, which is included in "other expenses" on the consolidated statements of income. The following table provides the number of shares awarded under this plan for the years ended December 31, 2021, 2020, and 2019.

	Shares issued - not deferred	Shares issued- deferred	Total
Year ended December 31, 2021	9,958	12,072	22,030
Year ended December 31, 2020	12,740	16,513	29,253
Year ended December 31, 2019	9,588	11,212	20,800

As of December 31, 2021, a cumulative amount of 221,996 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
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
Loan Purchases
The Company purchased $22.3 million (par value), $144.9 million (par value), and $67.7 million (par value) of private education loans from Union Bank in 2021, 2020, and 2019, respectively. In addition, the Company purchased $32.6 million (par value) of consumer loans from Union Bank in 2019. There were no consumer loan purchases in 2021 or 2020. The net premiums paid by the Company on these loan acquisitions was $0.4 million, $2.6 million, and $1.2 million in 2021, 2020, and 2019, respectively.
The Company has an agreement with Union Bank in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. Union Bank paid $0.1 million, $2.0 million, and $1.8 million in marketing fees to the Company in 2021, 2020, and 2019, respectively, under this agreement.
Loan Servicing
The Company serviced $262.6 million, $331.3 million, and $395.5 million of FFELP and private education loans for Union Bank as of December 31, 2021, 2020, and 2019, respectively. Servicing and origination fee revenue earned by the Company from servicing loans for Union Bank was $0.5 million, $0.7 million, and $0.6 million in 2021, 2020, and 2019, respectively.
Funding - Participation Agreements
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2021 and 2020, $967.5 million and $874.2 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans,

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900 million or an amount in excess of $900 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of December 31, 2021 and 2020, $254.0 million and $118.6 million, respectively, of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing. See note 5 for additional information.
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
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (“STFIT”) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, the Company had $380.2 million and $285.6 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $284.8 million and $197.6 million as of December 31, 2021 and 2020, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts in 2021, 2020, and 2019, was $0.2 million, $0.5 million, and $1.6 million, respectively.
529 Plan
The Company provides certain 529 Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2021, 2020, and 2019, the Company has received fees of $3.5 million, $1.3 million, and $3.7 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
During 2021 and 2020, certain call center services were provided by the Company to Union Bank for College Savings Plan clients. For services provided in 2021, the Company received $0.4 million from Union Bank; fees received for services provided in 2020 were not significant.
Additionally, Union Bank, as the program manager for the College Savings Plans, has agreed to allocate plan bank deposits to Nelnet Bank. As of December 31, 2021 and 2020, Nelnet Bank had $184.9 million and $48.4 million, respectively, in deposits from the funds offered under the College Savings Plans.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Lease Arrangements
Union Bank leases approximately 4,100 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $81,000, $80,000, and $79,000 for commercial rent and storage income during 2021, 2020, and 2019, respectively. The lease agreement expires on June 30, 2023.
Other Fees Paid to Union Bank
During the years ended December 31, 2021, 2020, and 2019, the Company paid Union Bank approximately $280,000, $279,000, and $213,000, respectively, in cash and flexible spending accounts management, trustee and health savings account maintenance fees, including investment custodial and correspondent services for Nelnet Bank.
Other Fees Received from Union Bank
During the years ended December 31, 2021, 2020, and 2019, Union Bank paid the Company approximately $342,000, $317,000, and $317,000, respectively, under certain employee sharing arrangements. During the years ended December 31, 2020 and 2019, Union Bank paid the Company approximately $273,000, and $92,000, respectively, for communications services.
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $766,000, $447,000, and $366,000 during the years ended December 31, 2021, 2020, and 2019, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. WRCM, an SEC-registered investment advisor and a subsidiary of the Company, has a management agreement with Union Bank under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 10 basis points to 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2021, the outstanding balance of investments in the trusts was $1.8 billion. In addition, Union Bank will pay additional fees to WRCM which equal a share of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2021, 2020, and 2019, the Company earned $6.3 million, $9.8 million, and $1.8 million, respectively, of fees under this agreement.
WRCM also has management agreements with Union Bank under which it is designated to serve as investment advisor with respect to the assets (principally Nelnet stock) within several trusts established by Mr. Dunlap and his spouse, and Ms. Muhleisen and her spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. As of December 31, 2021, WRCM was the investment advisor with respect to a total 428,414 shares and 4.7 million shares of the Company's Class A and Class B common stock, respectively, held directly by these trusts. For the years ended December 31, 2021, 2020, and 2019, the Company earned approximately $213,000, $141,000, and $144,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50 percent of such amount to Union Bank as custodian. As of December 31, 2021, the outstanding balance of investments in these funds was $138.0 million. The Company paid Union Bank $0.3 million in each of 2021, 2020, and 2019 as custodian of the funds.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. On each of May 20, 2020 and May 27, 2021, the Company made additional equity investments in Hudl, as one of the participants in equity raises completed by Hudl. See Note 7, “Investments” for additional information on these transactions. The Company and Mr. Dunlap, along with his children, currently hold combined direct and indirect equity ownership interests in Hudl of 19.3% and 3.8%, respectively, which did not materially change as a result of the May 2020 and May 2021 transactions. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl using the measurement alternative method.
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
Transaction with Assurity Life Insurance Company ("Assurity")
Thomas Henning, who has served on the Company's Board of Directors since 2003, was President and Chief Executive Officer of Assurity during the years ended December 31, 2021, 2020, and 2019, when Nelnet Business Services, a subsidiary of the Company, paid $2.1 million, $1.8 million, and $1.7 million, respectively, to Assurity for insurance premiums for insurance on certain tuition payment plans. As part of providing the tuition payment plan insurance to Nelnet Business Services, Assurity entered into a reinsurance agreement with the Company's insurance subsidiary, under which Assurity paid the Company's insurance subsidiary reinsurance premiums of $1.8 million, $1.4 million, and $1.3 million in 2021, 2020, and 2019, respectively, and the Company's insurance subsidiary paid claims on such reinsurance to Assurity of $1.5 million, $1.0 million, and $0.9 million in 2021, 2020, and 2019, respectively. In addition, Assurity pays Nelnet Business Services a partial refund annually based on claim experience, which was approximately $41,000, $64,000, and $56,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Mr. Henning retired as President and Chief Executive Officer of Assurity effective January 1, 2022, and now serves as the Non-Executive Chairman of Assurity’s board of directors.
Solar Transactions
The Company has co-invested in Company-managed limited liability companies with related parties that invest in renewable energy (solar) (as summarized below). As part of these transactions, the Company receives management and performance fees under a management agreement.

Entity/Relationship	Investment amount			Fees earned by the Company
	2021	2020	2019	2021	2020	2019
F&M	$7,913,000	4,600,000	2,068,868	29,491	46,154	68,869
Assurity (Board member Thomas Henning)	5,421,659	1,150,000	—	16,027	11,538	—
Ameritas Life Insurance Corp. (Board member James Abel)	5,000,000	—	—	9,615	—	—
North Central Bancorp, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	2,466,667	1,533,333	2,068,868	14,958	15,385	68,869
Infovisa, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	562,600	—	—	1,923	—	—
Farm and Home Insurance Agency, Inc. (indirectly owned by Mr. Dunlap and Ms. Muhleisen)	116,667	383,333	—	962	3,846	—

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

22. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the year ended December 31, 2021.

	As of December 31, 2021			As of December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (a):
FFELP loan asset-backed securities - available-for-sale	$—	494,682	494,682	—	346,502	346,502
Private education loan asset-backed debt securities - available for sale	—	412,552	412,552	—	—	—
Other debt securities - available for sale	100	22,335	22,435	103	2,002	2,105
Equity securities	63,154	—	63,154	10,114	—	10,114
Equity securities measured at net asset value (b)			8,832			31,927
Total investments	63,254	929,569	1,001,655	10,217	348,504	390,648
Total assets	$63,254	929,569	1,001,655	10,217	348,504	390,648

(a)    Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and as of December 31, 2021 and 2020, include investments traded on an active exchange and a single U.S. Treasury security. Level 2 investments include student loan asset-backed, mortgage-backed, and collateralized loan obligation securities. The fair value for the Level 2 securities is determined using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.
(b)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$18,576,272	17,546,645	—	—	18,576,272
Accrued loan interest receivable	788,552	788,552	—	788,552	—
Cash and cash equivalents	125,563	125,563	125,563	—	—
Investments (at fair value)	1,001,655	1,001,655	63,254	929,569	—
Beneficial interest in loan securitizations	142,391	120,142	—	—	142,391
Restricted cash	741,981	741,981	741,981	—	—
Restricted cash – due to customers	326,645	326,645	326,645	—	—
Financial liabilities:
Bonds and notes payable	17,819,902	17,631,089	—	17,819,902	—
Accrued interest payable	4,566	4,566	—	4,566	—
Bank deposits	342,463	344,315	184,897	157,566	—
Due to customers	366,002	366,002	366,002	—	—

	As of December 31, 2020
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$20,454,132	19,391,045	—	—	20,454,132
Accrued loan interest receivable	794,611	794,611	—	794,611	—
Cash and cash equivalents	121,249	121,249	121,249	—	—
Investments (at fair value)	390,648	390,648	10,217	348,504	—
Beneficial interest in loan securitizations	58,709	58,331	—	—	58,709
Restricted cash	553,175	553,175	553,175	—	—
Restricted cash – due to customers	283,971	283,971	283,971	—	—
Financial liabilities:
Bonds and notes payable	19,270,810	19,320,726	—	19,270,810	—
Accrued interest payable	28,701	28,701	—	28,701	—
Bank deposits	54,599	54,633	48,422	6,177	—
Due to customers	301,471	301,471	301,471	—	—
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
Bonds and Notes Payable
The fair value of student loan asset-backed securitizations and warehouse facilities was determined from quotes from broker-dealers or through standard bond pricing models using the stated terms of the borrowings, observable yield curves, market credit spreads, and weighted average life of underlying collateral. For all other bonds and notes payable, the carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
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
23. Legal Proceedings
The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters frequently involve claims by student loan borrowers disputing the manner in which their student loans have been serviced or the accuracy of reports to credit bureaus, claims by student loan borrowers or other consumers alleging that state or Federal consumer protection laws have been violated in the process of collecting loans or conducting other business activities, and disputes with other business entities. In addition, from time to time, the Company receives information and document requests or demands from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests or demands. While the Company cannot predict the ultimate outcome of any regulatory examination, inquiry, or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department's guidance regarding those rules and regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of these claims, lawsuits, and proceedings will not have a material adverse effect on the Company's business, financial position, or results of operations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

24. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2021 and 2020 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2021 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the lending subsidiaries debt financing arrangements.

Balance Sheets
(Parent Company Only)
As of December 31, 2021 and 2020
	2021	2020
Assets:
Cash and cash equivalents	$47,434	69,687
Investments	1,236,933	707,332
Investment in subsidiary debt	374,087	38,903
Restricted cash	107,103	93,271
Investment in subsidiaries	1,986,136	1,963,413
Notes receivable from subsidiaries	314	21,209
Other assets	123,716	115,631
Total assets	$3,875,723	3,009,446
Liabilities:
Notes payable, net of debt issuance costs	$734,881	236,317
Other liabilities	189,317	140,710
Total liabilities	924,198	377,027
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	379	384
Additional paid-in capital	1,000	3,794
Retained earnings	2,940,523	2,621,762
Accumulated other comprehensive earnings	9,304	6,102
Total Nelnet, Inc. shareholders' equity	2,951,206	2,632,042
Noncontrolling interest	319	377
Total equity	2,951,525	2,632,419
Total liabilities and shareholders' equity	$3,875,723	3,009,446

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2021, 2020, and 2019
	2021	2020	2019
Investment interest income	$12,455	4,110	4,925
Interest expense on bonds and notes payable	3,515	3,179	9,588
Net interest income (expense)	8,940	931	(4,663)
Other income/expense:
Other income	45,291	48,688	8,384
(Loss) gain from debt repurchases, net	(6,530)	1,962	136
Equity in subsidiaries income	313,451	132,101	182,346
Gain from deconsolidation of ALLO	—	258,588	—
Impairment expense	(4,637)	(7,784)	—
Derivative market value adjustments and derivative settlements, net	71,446	(24,465)	(30,789)
Total other income/expense	419,021	409,090	160,077
Operating expenses	7,632	14,006	19,561
Income before income taxes	420,329	396,015	135,853
Income tax (expense) benefit	(27,101)	(43,577)	5,950
Net income	393,228	352,438	141,803
Net loss attributable to noncontrolling interest	58	5	—
Net income attributable to Nelnet, Inc.	$393,286	352,443	141,803

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2021, 2020, and 2019
	2021		2020		2019
Net income		$393,228		352,438		141,803
Other comprehensive income (loss):
Net changes related to equity in subsidiaries other comprehensive income	$	6,692		—		—
Net changes related to available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(4,220)		6,637		(1,199)
Reclassification of gains recognized in net income, net of losses	(372)		(2,521)		—
Income tax effect	1,102	(3,490)	(986)	3,130	288	(911)
Other comprehensive income (loss)		3,202		3,130		(911)
Comprehensive income		396,430		355,568		140,892
Comprehensive loss attributable to noncontrolling interests		58		5		—
Comprehensive income attributable to Nelnet, Inc.		$396,488		355,573		140,892

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2021, 2020, and 2019
	2021	2020	2019
Net income attributable to Nelnet, Inc.	$393,286	352,443	141,803
Net loss attributable to noncontrolling interest	(58)	(5)	—
Net income	393,228	352,438	141,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	591	534	467
Derivative market value adjustments	(92,813)	28,144	76,195
Payments to terminate derivative instruments, net	—	—	(12,530)
Proceeds from (payments to) clearinghouse - initial and variation margin, net	91,294	(26,747)	(70,685)
Equity in earnings of subsidiaries	(313,451)	(132,101)	(182,346)
Gain from deconsolidation of ALLO, including cash impact	—	(287,579)	—
Loss on (gain from) debt repurchases	6,530	(1,962)	(136)
Loss on (gain from) investments, net	721	(46,019)	(3,969)
Purchases of equity securities, net	(42,916)	—	—
Deferred income tax expense (benefit)	47,423	23,747	(19,183)
Non-cash compensation expense	10,673	16,739	6,781
Impairment expense	4,637	7,784	—
Other	—	(329)	(481)
Increase in other assets	(9,108)	(17,410)	(10,672)
Increase in other liabilities	1,784	26,009	29,384
Net cash provided by (used in) operating activities	98,593	(56,752)	(45,372)
Cash flows from investing activities:
Purchases of available-for-sale securities	(640,644)	(342,563)	—
Proceeds from sales of available-for-sale securities	133,286	168,555	—
Capital distributions/contributions from/to subsidiaries, net	294,578	99,830	449,602
Decrease in notes receivable from subsidiaries	20,895	21,343	14,421
Purchases of subsidiary debt, net	(335,184)	(25,085)	—
Purchases of other investments	(110,184)	(54,637)	(47,106)
Proceeds from other investments	129,899	8,564	27,926
Net cash (used in) provided by investing activities	(507,354)	(123,993)	444,843
Cash flows from financing activities:
Payments on notes payable	(126,530)	(20,381)	(361,272)
Proceeds from issuance of notes payable	619,259	190,520	60,000
Payments of debt issuance costs	(1,286)	(49)	(1,129)
Dividends paid	(34,457)	(31,778)	(29,485)
Repurchases of common stock	(58,111)	(73,358)	(40,411)
Proceeds from issuance of common stock	1,465	1,653	1,552
Acquisition of noncontrolling interest	—	(600)	—
Issuance of noncontrolling interest	—	194,985	878
Net cash provided by (used in) financing activities	400,340	260,992	(369,867)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,421)	80,247	29,604
Cash, cash equivalents, and restricted cash, beginning of period	162,958	82,711	53,107
Cash, cash equivalents, and restricted cash, end of period	$154,537	162,958	82,711

Cash disbursements made for:
Interest	$2,301	2,577	9,501
Income taxes, net of refunds and credits	$18,659	29,685	17,672

Noncash investing activities:
(Distribution from) contribution to subsidiary, net	$(835)	49,066	—

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