Form 10-Q
period 2022-03-31
NELNET INC
filed 2022-05-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, there were 26,994,698 and 10,674,892 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	March 31, 2022	December 31, 2021
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $117,825 and $127,113, respectively)	$17,621,576	18,335,197
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	36,111	30,128
Cash and cash equivalents - held at a related party	126,674	95,435
Total cash and cash equivalents	162,785	125,563
Investments	1,649,578	1,588,919
Restricted cash	757,954	741,981
Restricted cash - due to customers	256,927	326,645
Accounts receivable (net of allowance for doubtful accounts of $1,098 and $1,160, respectively)	144,902	163,315
Goodwill	142,092	142,092
Intangible assets, net	49,544	52,029
Property and equipment, net	120,779	119,413
Other assets	83,604	82,887
Total assets	$20,989,741	21,678,041
Liabilities:
Bonds and notes payable	$16,736,701	17,631,089
Accrued interest payable	7,216	4,566
Bank deposits	484,047	344,315
Other liabilities	400,523	379,231
Due to customers	276,191	366,002
Total liabilities	17,904,678	18,725,203
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 27,151,270 shares and 27,239,654 shares, respectively	272	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,674,892 shares and 10,676,642 shares, respectively	107	107
Additional paid-in capital	1,208	1,000
Retained earnings	3,092,226	2,940,523
Accumulated other comprehensive (loss) earnings, net	(5,500)	9,304
Total Nelnet, Inc. shareholders' equity	3,088,313	2,951,206
Noncontrolling interests	(3,250)	1,632
Total equity	3,085,063	2,952,838
Total liabilities and equity	$20,989,741	21,678,041

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$17,162,119	17,981,414
Restricted cash	666,369	674,073
Bonds and notes payable	(16,660,541)	(17,462,456)
Accrued interest payable and other liabilities	(48,267)	(36,276)
Net assets of consolidated education and other lending variable interest entities	$1,119,680	1,156,755
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2022	2021
Interest income:
Loan interest	$111,377	124,117
Investment interest	13,819	4,986
Total interest income	125,196	129,103
Interest expense on bonds and notes payable and bank deposits	48,079	27,773
Net interest income	77,117	101,330
Less negative provision for loan losses	(435)	(17,048)
Net interest income after provision for loan losses	77,552	118,378
Other income/expense:
Loan servicing and systems revenue	136,368	111,517
Education technology, services, and payment processing revenue	112,286	95,258
Other	9,877	(2,168)
Gain on sale of loans	2,989	—
Derivative market value adjustments and derivative settlements, net	142,925	34,505
Total other income/expense	404,445	239,112
Cost to provide education technology, services, and payment processing services	35,545	27,052
Operating expenses:
Salaries and benefits	149,414	115,791
Depreciation and amortization	16,956	20,184
Other expenses	39,499	36,698
Total operating expenses	205,869	172,673
Income before income taxes	240,583	157,765
Income tax expense	55,697	34,861
Net income	184,886	122,904
Net loss attributable to noncontrolling interests	1,761	694
Net income attributable to Nelnet, Inc.	$186,647	123,598
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$4.91	3.20
Weighted average common shares outstanding - basic and diluted	38,041,834	38,603,555

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended March 31,
	2022		2021
Net income		$184,886		122,904
Other comprehensive (loss) income:
Net changes related to foreign currency translation adjustments	$	9		1
Net changes related to available-for-sale debt securities:
Unrealized holding (losses) gains arising during period, net	(16,698)		4,349
Reclassification of gains recognized in net income, net of losses	(2,793)		(508)
Income tax effect	4,678	(14,813)	(922)	2,919
Other comprehensive (loss) income		(14,804)		2,920
Comprehensive income		170,082		125,824
Comprehensive loss attributable to noncontrolling interests		1,761		694
Comprehensive income attributable to Nelnet, Inc.		$171,843		126,518

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,400	1,400
Net income (loss)	—	—	—	—	—	—	—	123,598	—	(694)	122,904
Other comprehensive income	—	—	—	—	—	—	—	—	2,920	—	2,920
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(102)	(102)
Cash dividends on Class A and Class B common stock - $0.22 per share	—	—	—	—	—	—	—	(8,437)	—	—	(8,437)
Issuance of common stock, net of forfeitures	—	199,442	—	—	2	—	2,089	—	—	—	2,091
Compensation expense for stock based awards	—	—	—	—	—	—	1,985	—	—	—	1,985
Repurchase of common stock	—	(26,199)	—	—	—	—	(2,009)	—	—	—	(2,009)
Conversion of common stock	—	1,400	(1,400)	—	—	—	—	—	—	—	—
Balance as of March 31, 2021	—	27,367,797	11,154,171	$—	274	112	5,859	2,736,923	9,022	(3,089)	2,749,101

Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	2,004	2,004
Net income (loss)	—	—	—	—	—	—	—	186,647	—	(1,761)	184,886
Other comprehensive loss	—	—	—	—	—	—	—	—	(14,804)	—	(14,804)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,125)	(5,125)
Cash dividends on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(9,063)	—	—	(9,063)
Issuance of common stock, net of forfeitures	—	289,919	—	—	3	—	4,382	—	—	—	4,385
Compensation expense for stock based awards	—	—	—	—	—	—	2,841	—	—	—	2,841
Repurchase of common stock	—	(380,053)	—	—	(3)	—	(7,015)	(25,881)	—	—	(32,899)
Conversion of common stock	—	1,750	(1,750)	—	—	—	—	—	—	—	—
Balance as of March 31, 2022	—	27,151,270	10,674,892	$—	272	107	1,208	3,092,226	(5,500)	(3,250)	3,085,063

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2022	2021
Net income attributable to Nelnet, Inc.	$186,647	123,598
Net loss attributable to noncontrolling interests	(1,761)	(694)
Net income	184,886	122,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	36,335	38,415
Loan discount accretion	(9,927)	(7,218)
Negative provision for loan losses	(435)	(17,048)
Derivative market value adjustments	(145,734)	(38,809)
Proceeds from clearinghouse - initial and variation margin, net of payments	149,649	38,081
Gain on sale of loans	(2,989)	—
Loss on investments, net	2,801	13,849
Proceeds from sale (purchases) of equity securities, net	572	(13,512)
Deferred income tax expense	39,443	15,405
Non-cash compensation expense	2,920	2,052
Negative provision for beneficial interests	—	(2,436)
Decrease (increase) in loan and investment accrued interest receivable	10,694	(114)
Decrease (increase) in accounts receivable	18,442	(3,831)
(Increase) decrease in other assets, net	(1,963)	5,147
Decrease in the carrying amount of ROU asset, net	1,439	1,418
Increase (decrease) in accrued interest payable	2,650	(23,174)
Decrease in other liabilities, net	(11,824)	(10,375)
Decrease in the carrying amount of lease liability	(1,500)	(1,247)
Decrease in due to customers	(89,884)	(70,849)
Other	(110)	—
Net cash provided by operating activities	185,465	48,658
Cash flows from investing activities:
Purchases and originations of loans	(161,334)	(152,329)
Purchases of loans from a related party	(1,049)	(19,731)
Net proceeds from loan repayments, claims, and capitalized interest	848,188	637,275
Proceeds from sale of loans	15,170	—
Purchases of available-for-sale securities	(139,195)	(44,335)
Proceeds from sales of available-for-sale securities	113,980	18,077
Proceeds from beneficial interest in loan securitizations	7,271	8,603
Purchases of other investments	(73,944)	(71,590)
Proceeds from other investments	9,776	110,290
Purchases of property and equipment	(15,794)	(17,898)
Net cash provided by investing activities	603,069	468,362

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Three months ended
	March 31,
	2022	2021
Cash flows from financing activities:
Payments on bonds and notes payable	$(918,270)	(584,303)
Proceeds from issuance of bonds and notes payable	13,512	7,800
Payments of debt issuance costs	(312)	(614)
Increase in bank deposits, net	139,732	57,197
Dividends paid	(9,063)	(8,437)
Repurchases of common stock	(32,899)	(2,009)
Proceeds from issuance of common stock	435	381
Issuance of noncontrolling interests	2,004	1,940
Distribution to noncontrolling interests	(365)	(102)
Net cash used in financing activities	(805,226)	(528,147)
Effect of exchange rate changes on cash	169	(77)
Net decrease in cash, cash equivalents, and restricted cash	(16,523)	(11,204)
Cash, cash equivalents, and restricted cash, beginning of period	1,194,189	958,395
Cash, cash equivalents, and restricted cash, end of period	$1,177,666	947,191

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$33,895	39,686
Cash disbursements made for income taxes, net of refunds and credits received (a)	$466	199
Cash disbursements made for operating leases	$1,887	2,098
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$746	740
Receipt of beneficial interest in consumer loan securitization	$3,660	—
Distribution to noncontrolling interests	$4,760	—
Issuance of noncontrolling interests	$—	540
(a) The Company utilized $1.1 million and $2.0 million of federal and state tax credits related primarily to renewable energy during the three months ended March 31, 2022 and 2021, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Total cash and cash equivalents	$162,785	125,563	144,229	121,249
Restricted cash	757,954	741,981	609,881	553,175
Restricted cash - due to customers	256,927	326,645	193,081	283,971
Cash, cash equivalents, and restricted cash	$1,177,666	1,194,189	947,191	958,395
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	March 31, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured student loans:
Stafford and other	$3,741,495	3,904,000
Consolidation	12,553,882	13,187,047
Total	16,295,377	17,091,047
Private education loans	278,537	299,442
Consumer loans	44,713	51,301
Non-Nelnet Bank loans	16,618,627	17,441,790
Nelnet Bank:
Federally insured student loans	82,789	88,011
Private education loans	285,468	169,890
Nelnet Bank loans	368,257	257,901

Accrued interest receivable	774,774	788,552
Loan discount, net of unamortized loan premiums and deferred origination costs	(22,257)	(25,933)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(95,995)	(103,381)
Private education loans	(14,622)	(16,143)
Consumer loans	(5,710)	(6,481)
Non-Nelnet Bank allowance for loan losses	(116,327)	(126,005)
Nelnet Bank:
Federally insured loans	(247)	(268)
Private education loans	(1,251)	(840)
Nelnet Bank allowance for loan losses	(1,498)	(1,108)
	$17,621,576	18,335,197

The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	March 31, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured student loans (a)	0.59%	0.60%
Private education loans	5.25%	5.39%
Consumer loans	12.77%	12.63%
Nelnet Bank:
Federally insured student loans (a)	0.30%	0.30%
Private education loans	0.44%	0.49%
(a) As of March 31, 2022 and December 31, 2021, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 21.6% and 22.2%, respectively, and for Nelnet Bank was 11.8% and 12.1%, respectively.
Gain on Sale of Loans
On January 26, 2022, the Company sold $18.1 million (par value) of consumer loans to an unrelated third party who securitized such loans. The Company recognized a gain of $3.0 million (pre-tax) as part of this transaction. As partial consideration received for the consumer loans sold, the Company received a 6.6 percent residual interest in the consumer loan securitization, which is included in "investments" on the Company's consolidated balance sheet.
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Three months ended March 31, 2022
Non-Nelnet Bank:
Federally insured loans	$103,381	(2,748)	(4,761)	—	123	—	95,995
Private education loans	16,143	(400)	(1,299)	176	—	2	14,622
Consumer loans	6,481	2,284	(937)	166	—	(2,284)	5,710
Nelnet Bank:
Federally insured loans	268	(21)	—	—	—	—	247
Private education loans	840	426	(13)	—	—	(2)	1,251
	$127,113	(459)	(7,010)	342	123	(2,284)	117,825

	Three months ended March 31, 2021
Non-Nelnet Bank:
Federally insured loans	$128,590	(7,483)	(61)	—	800	—	121,846
Private education loans	19,529	1,431	(493)	202	—	1	20,670
Consumer loans	27,256	(11,418)	(1,950)	246	—	—	14,134
Nelnet Bank:
Private education loans	323	422	—	—	—	(1)	744
	$175,698	(17,048)	(2,504)	448	800	—	157,394
(a)    During the three months ended March 31, 2022 and 2021, the Company acquired $9.2 million (par value) and $54.0 million (par value), respectively, of federally insured rehabilitation loans that met the definition of purchased loans with credit deterioration ("PCD loans") when they were purchased by the Company.
The Company recorded a negative provision for loan losses for its federally insured loan portfolio for the three months ended March 31, 2022 due to the amortization of the portfolio and an increase in expected prepayments as a result of an initiative offered by the Department of Education (the “Department”) for Federal Family Education Loan Program ("FFELP" or "FFEL Program") borrowers to consolidate their loans into Federal Direct Loan Program loans with the Department by October 31, 2022 to qualify for loan forgiveness under the Public Service Loan Forgiveness program. The Company recorded a provision for loan losses on its consumer loan portfolio during the three months ended March 31, 2022 as a result of loans acquired during the period.

The Company recorded a negative provision for loan losses for its federally insured and consumer loan portfolios for the three months ended March 31, 2021 due to management's estimate of certain improved economic conditions (including the improvement in certain macroeconomic variables (unemployment rates, gross domestic product, and consumer price index) used in the Company's loan loss models) as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. The Company recorded a provision expense on its private education loan portfolio during the three months ended March 31, 2021 as a result of an increase of loans in forbearance, which was partially offset by management's estimate of certain improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020.
Unfunded Private Education Loan Commitments
As of March 31, 2022, Nelnet Bank has a liability of approximately $36,000 related to $37.9 million of unfunded private education loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheet. During the three months ended March 31, 2022, Nelnet Bank recognized provision for loan losses of approximately $24,000 related to unfunded loan commitments.
Key Credit Quality Indicators
Loan Status and Delinquencies
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

	As of March 31, 2022			As of December 31, 2021			As of March 31, 2021
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$839,566	5.2%		$829,624	4.9%		$1,006,605	5.4%
Loans in forbearance	1,160,048	7.1		1,118,667	6.5		1,936,553	10.4
Loans in repayment status:
Loans current	12,352,543		86.4%	12,847,685		84.9%	13,787,038		88.0%
Loans delinquent 31-60 days	462,750		3.2	895,656		5.9	425,599		2.7
Loans delinquent 61-90 days	282,810		2.0	352,449		2.3	234,871		1.5
Loans delinquent 91-120 days	202,371		1.4	251,075		1.7	125,471		0.8
Loans delinquent 121-270 days	712,753		5.0	592,449		3.9	1,026,050		6.6
Loans delinquent 271 days or greater	282,536		2.0	203,442		1.3	63,196		0.4
Total loans in repayment	14,295,763	87.7	100.0%	15,142,756	88.6	100.0%	15,662,225	84.2	100.0%
Total federally insured loans	16,295,377	100.0%		17,091,047	100.0%		18,605,383	100.0%
Accrued interest receivable	770,853			784,716			791,199
Loan discount, net of unamortized premiums and deferred origination costs	(27,317)			(28,309)			(14,608)
Allowance for loan losses	(95,995)			(103,381)			(121,846)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$16,942,918			$17,744,073			$19,260,128
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$10,226	3.7%		$9,661	3.2%		$10,405	3.3%
Loans in forbearance	2,838	1.0		3,601	1.2		7,567	2.4
Loans in repayment status:
Loans current	260,911		98.3%	280,457		98.0%	292,840		98.9%
Loans delinquent 31-60 days	1,699		0.6	2,403		0.8	1,343		0.5
Loans delinquent 61-90 days	1,040		0.4	976		0.3	843		0.3
Loans delinquent 91 days or greater	1,823		0.7	2,344		0.9	1,050		0.3
Total loans in repayment	265,473	95.3	100.0%	286,180	95.6	100.0%	296,076	94.3	100.0%
Total private education loans	278,537	100.0%		299,442	100.0%		314,048	100.0%
Accrued interest receivable	1,898			1,960			2,303
Loan discount, net of unamortized premiums	(598)			(1,123)			2,673
Allowance for loan losses	(14,622)			(16,143)			(20,670)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$265,215			$284,136			$298,354

	As of March 31, 2022			As of December 31, 2021			As of March 31, 2021
Consumer loans - Non-Nelnet Bank:
Loans in deferment	$72	0.2%		$43	0.1%		$306	0.3%
Loans in repayment status:
Loans current	43,424		97.3%	49,697		97.0%	108,126		97.9%
Loans delinquent 31-60 days	255		0.5	414		0.8	760		0.7
Loans delinquent 61-90 days	304		0.7	322		0.6	577		0.5
Loans delinquent 91 days or greater	658		1.5	825		1.6	1,023		0.9
Total loans in repayment	44,641	99.8	100.0%	51,258	99.9	100.0%	110,486	99.7%	100.0%
Total consumer loans	44,713	100.0%		51,301	100.0%		110,792	100.0%
Accrued interest receivable	374			396			934
Loan premium	1,040			913			1,845
Allowance for loan losses	(5,710)			(6,481)			(14,134)
Total consumer loans and accrued interest receivable, net of allowance for loan losses	$40,417			$46,129			$99,437

Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$286	0.3%		$330	0.4%
Loans in forbearance	948	1.2		1,057	1.2
Loans in repayment status:
Loans current	80,421		98.6%	85,599		98.8%
Loans delinquent 30-59 days	402		0.5	816		1.0
Loans delinquent 60-89 days	427		0.5	—		—
Loans delinquent 90-119 days	90		0.1	—		—
Loans delinquent 120-270 days	157		0.2	209		0.2
Loans delinquent 271 days or greater	58		0.1	—		—
Total loans in repayment	81,555	98.5	100.0%	86,624	98.4	100.0%
Total federally insured loans	82,789	100.0%		88,011	100.0%
Accrued interest receivable	1,231			1,216
Loan premium	25			26
Allowance for loan losses	(247)			(268)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$83,798			$88,985
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$497	0.2%		$150	0.1%		$82	0.1%
Loans in forbearance	317	0.1		460	0.3		29	—
Loans in repayment status:
Loans current	284,081		99.8%	169,157		99.9%	79,120		100.0%
Loans delinquent 30-59 days	422		0.2	51		—	—		—
Loans delinquent 60-89 days	78		—	—		—	—		—
Loans delinquent 90 days or greater	73		—	72		0.1	—		—
Total loans in repayment	284,654	99.7	100.0%	169,280	99.6	100.0%	79,120	99.9	100.0%
Total private education loans	285,468	100.0%		169,890	100.0%		79,231	100.0%
Accrued interest receivable	418			264			125
Deferred origination costs	4,593			2,560			999
Allowance for loan losses	(1,251)			(840)			(744)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$289,228			$171,874			$79,611
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

FICO Scores - Nelnet Bank Private Education Loans
An additional key credit quality indicator for Nelnet Bank private education loans is FICO scores at the time of origination. The following tables highlight the gross principal balance of Nelnet Bank's private education loan portfolio, by year of origination, stratified by FICO score at the time of origination.

	Loan balance as of March 31, 2022
	Three months ended March 31, 2022	2021	2020	Total
FICO at origination:
Less than 705	$2,097	5,841	99	8,037
705 - 734	10,935	11,391	272	22,598
735 - 764	17,278	17,906	1,049	36,233
765 - 794	34,510	34,100	1,389	69,999
Greater than 794	62,116	79,633	6,852	148,601
	$126,936	148,871	9,661	285,468

	Loan balance as of December 31, 2021
	2021	2020	Total
FICO at origination:
Less than 705	$6,481	100	6,581
705 - 734	11,697	276	11,973
735 - 764	18,611	1,072	19,683
765 - 794	36,274	1,467	37,741
Greater than 794	86,141	7,771	93,912
	$159,204	10,686	169,890
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private and consumer loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2021 and March 31, 2022, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education and consumer loans by loan status and delinquency amount as of March 31, 2022 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Three months ended March 31, 2022	2021	2020	2019	2018	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in school/grace/deferment	$121	3,030	1,899	3,318	—	1,858	10,226
Loans in forbearance	—	10	372	858	181	1,417	2,838
Loans in repayment status:
Loans current	1,452	2,796	60,651	46,107	284	149,621	260,911
Loans delinquent 31-60 days	—	2	10	239	—	1,448	1,699
Loans delinquent 61-90 days	—	13	102	—	—	925	1,040
Loans delinquent 91 days or greater	—	—	87	—	—	1,736	1,823
Total loans in repayment	1,452	2,811	60,850	46,346	284	153,730	265,473
Total private education loans	$1,573	5,851	63,121	50,522	465	157,005	278,537
Accrued interest receivable							1,898
Loan discount, net of unamortized premiums							(598)
Allowance for loan losses							(14,622)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$265,215

Consumer loans - Non-Nelnet Bank:
Loans in deferment	$—	34	—	32	6	—	72
Loans in repayment status:
Loans current	17,335	17,475	574	3,738	4,243	59	43,424
Loans delinquent 31-60 days	32	74	15	99	31	4	255
Loans delinquent 61-90 days	—	181	50	12	57	4	304
Loans delinquent 91 days or greater	—	54	39	208	357	—	658
Total loans in repayment	17,367	17,784	678	4,057	4,688	67	44,641
Total consumer loans	$17,367	17,818	678	4,089	4,694	67	44,713
Accrued interest receivable							374
Loan premium							1,040
Allowance for loan losses							(5,710)
Total consumer loans and accrued interest receivable, net of allowance for loan losses							$40,417

Private education loans - Nelnet Bank (a):
Loans in school/grace/deferment	$133	364	—	—	—	—	497
Loans in forbearance	139	178	—	—	—	—	317
Loans in repayment status:
Loans current	126,380	148,040	9,661	—	—	—	284,081
Loans delinquent 30-59 days	284	138	—	—	—	—	422
Loans delinquent 60-89 days	—	78	—	—	—	—	78
Loans delinquent 90 days or greater	—	73	—	—	—	—	73
Total loans in repayment	126,664	148,329	9,661	—	—	—	284,654
Total private education loans	$126,936	148,871	9,661	—	—	—	285,468
Accrued interest receivable							418
Deferred origination costs							4,593
Allowance for loan losses							(1,251)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$289,228
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$15,144,282	0.37% - 2.46%	5/27/25 - 9/25/69
Bonds and notes based on auction	225,535	0.00% - 1.43%	3/22/32 - 8/27/46
Total FFELP variable-rate bonds and notes	15,369,817
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	736,079	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	5,017	0.61%	5/22/23
Private education loan warehouse facility	96,714	0.55%	6/30/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	28,039	1.90% / 2.21%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	26,764	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	267,481	1.08%	5/4/22
Repurchase agreements	384,343	0.95% - 1.46%	4/14/22 - 12/20/23
Secured line of credit	5,000	2.05%	5/30/22
	16,919,254
Discount on bonds and notes payable and debt issuance costs	(182,553)
Total	$16,736,701

	As of December 31, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$15,887,295	0.23% - 2.10%	5/27/25 - 9/25/69
Bonds and notes based on auction	248,550	0.00% - 1.09%	3/22/32 - 8/27/46
Total FFELP variable-rate bonds and notes	16,135,845
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	772,935	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	5,048	0.21%	5/22/23
Private education loan warehouse facility	107,011	0.24%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	31,818	1.65% / 1.85%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	28,613	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	253,969	0.78%	5/4/22
Repurchase agreements	483,848	0.66% - 1.46%	5/27/22 - 12/20/23
Secured line of credit	5,000	1.91%	5/30/22
	17,824,087
Discount on bonds and notes payable and debt issuance costs	(192,998)
Total	$17,631,089

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
FFELP loan warehouse facility
As of March 31, 2022, the Company’s FFELP warehouse facility had an aggregate maximum financing amount available of $60.0 million, liquidity provisions through May 23, 2022, and a final maturity of May 22, 2023. As of March 31, 2022, $5.0 million was outstanding under this facility, $55.0 million was available for future funding, and the Company had $0.3 million advanced as equity support.
Private education loan warehouse facility
As of March 31, 2022, the Company's private education warehouse facility had an aggregate maximum financing amount available of $175.0 million and an advance rate of 80 to 90 percent. On January 28, 2022, the Company amended the facility to extend the liquidity provisions through June 30, 2022 and final maturity date to June 30, 2023. As of March 31, 2022, $96.7 million was outstanding under this warehouse facility, $78.3 million was available for future funding, and the Company had $10.6 million advanced as equity support.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of March 31, 2022, no amount was outstanding on the line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of March 31, 2022, $267.5 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2022, the agreement automatically renewed for another year through May 4, 2023. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
See note 5 for additional information about the FFELP loan asset-backed securities investments serving as collateral under this participation agreement.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities. The first agreement has maturity dates of November 20, 2023 and December 20, 2023, or earlier if either party provides 180 days’ prior written notice, and the second agreement has maturity dates (as of March 31, 2022) of April 14, 2022, May 27, 2022, and January 13, 2023. Included in “bonds and notes payable” as of March 31, 2022 was $192.9 million subject to the first agreement and $191.4 million subject to the second agreement.
See note 5 for additional information about the private education loan asset-backed securities investments serving as collateral for these repurchase agreements.
Accrued Interest Liability
During the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined was no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest expense on bonds and notes payable and bank deposits" in the consolidated statements of income.

Debt Repurchases
During the three months ended March 31, 2022, the Company repurchased $18.5 million of its own debt. The gain recognized from these debt repurchases was not significant. No debt was repurchased during the three months ended March 31, 2021.
The Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2022, the Company holds $398.1 million (par value) of its own asset-backed securities. As of March 31, 2022, $45.7 million of the Company's repurchased asset-backed securities were financed with proceeds from the Company's repurchase agreements (as discussed above).
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2021 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2022 and December 31, 2021 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of March 31, 2022 and December 31, 2021, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
2022	$2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$5,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2022 and December 31, 2021 was one-month LIBOR plus 9.1 basis points.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of March 31, 2022		As of December 31, 2021
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2022	$—	—%	$500,000	0.94%
2023	750,000	0.30	900,000	0.62
2024	2,500,000	0.35	2,500,000	0.35
2025	500,000	0.35	500,000	0.35
2026	500,000	1.02	500,000	1.02
2031	100,000	1.53	100,000	1.53
	$4,350,000	0.44%	$5,000,000	0.55%
(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
On April 28, 2022, the Company terminated $1.25 billion in notional amount of derivatives ($500 million, $250 million, and $500 million that had maturity dates in 2023, 2024, and 2025, respectively) that are included in the table above.

Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended March 31,
	2022	2021
Settlements:
1:3 basis swaps	$396	(19)
Interest rate swaps - floor income hedges	(3,205)	(4,285)
Total settlements - income (expense)	(2,809)	(4,304)
Change in fair value:
1:3 basis swaps	889	2,799
Interest rate swaps - floor income hedges	144,845	36,010
Total change in fair value - income (expense)	145,734	38,809
Derivative market value adjustments and derivative settlements, net - income (expense)	$142,925	34,505

5.  Investments
A summary of the Company's investments follows:

	As of March 31, 2022				As of December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
FFELP loan asset-backed securities- available-for-sale (b)	$507,378	12,079	(2,388)	517,069	480,691	14,710	(719)	494,682
Private education loan asset-backed securities - available-for-sale (c)	388,736	—	(16,851)	371,885	414,286	507	(2,241)	412,552
Other debt securities - available-for-sale	49,306	4	(78)	49,232	22,435	—	—	22,435
Total available-for-sale debt securities	$945,420	12,083	(19,317)	938,186	917,412	15,217	(2,960)	929,669
Equity securities				71,698				71,986
Total investments (at fair value)				1,009,884				1,001,655
Other Investments (not measured at fair value):
Other debt securities - held-to-maturity				8,200				8,200
Venture capital and funds:
Measurement alternative				164,368				157,609
Equity method				74,339				67,840
Total venture capital and funds				238,707				225,449
Real estate:
Equity method				50,257				47,226
Notes receivable				4,169				—
Total real estate				54,426				47,226
Investment in ALLO:
Voting interest/equity method (d)				108,773				87,247
Preferred membership interest and accrued and unpaid preferred return (e)				139,459				137,342
Total investment in ALLO				248,232				224,589
Beneficial interest in loan securitizations (f):
Private education loans				73,915				66,008
Consumer loans				31,222				28,366
Federally insured student loans				25,217				25,768
Total beneficial interest in loan securitizations				130,354				120,142
Solar (g)				(44,354)				(42,457)
Tax liens, affordable housing, and other				4,129				4,115
Total investments (not measured at fair value)				639,694				587,264
Total investments				$1,649,578				$1,588,919

(a)    As of March 31, 2022, the aggregate fair value of asset-backed securities classified as available-for-sale with unrealized losses was $640.6 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.
(b)    As of March 31, 2022, $267.5 million (par value) of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Participation Agreement."
(c)    As of March 31, 2022, a total of $374.4 million (par value) of private education loan asset-backed securities were subject to repurchase agreements with third parties, as discussed in note 3 under “Repurchase Agreements.”
(d)    On February 25, 2022, the Company contributed $34.7 million of additional equity to ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO"). As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change. The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. During the three months ended March 31, 2022 and 2021, the Company recognized pre-tax losses of $13.1 million and $22.2 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment.

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
(e)    As of March 31, 2022, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $137.3 million and $2.1 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25 percent. During the three months ended March 31, 2022 and 2021, the Company recognized pre-tax income on its ALLO preferred membership interests of $2.1 million and $2.3 million, respectively, that is included in "other" in "other income/expense" on the consolidated statements of income.
(f)    The Company has partial ownership in certain private education, consumer, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2022, the Company's ownership correlates to approximately $680 million, $190 million, and $450 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations.
(g)    The Company makes investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of March 31, 2022, the Company has funded a total of $231.4 million in solar investments, which includes $62.6 million funded by syndication partners. The carrying value of the Company’s solar investments are reduced by tax credits earned when the solar project is placed in service. The solar investment balance at March 31, 2022 represents the sum of total tax credits earned on solar projects placed in service through March 31, 2022 and the calculated HLBV net losses being larger than total payments made by the Company on such projects. As of March 31, 2022, the Company is committed to fund an additional $19.0 million on these projects, of which $14.8 million will be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the three months ended March 31, 2022 and 2021, the Company recognized pre-tax losses of $1.0 million and $1.7 million, respectively, on its solar investments. These losses are included in “other” in "other income/expense" on the consolidated statements of income. Losses from solar investments during the three months ended March 31, 2022 and 2021 include losses of $1.8 million and $0.6 million, respectively, attributable to third-party minority interest investors (syndication partners) that are included in “net loss attributable to noncontrolling interests” in the consolidated statements of income.

6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of March 31, 2022 (months)
		As of	As of
		March 31, 2022	December 31, 2021
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $99,366 and $97,398, respectively)	100	$45,926	47,894
Computer software (net of accumulated amortization of $4,236 and $3,669, respectively)	21	3,618	4,135
Total - amortizable intangible assets, net	94	$49,544	52,029
The Company recorded amortization expense on its intangible assets of $2.5 million and $8.4 million during the three months ended March 31, 2022 and 2021, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2022, the Company estimates it will record amortization expense as follows:

2022 (April 1 - December 31)	$7,454
2023	9,830
2024	7,457
2025	4,644
2026	4,517
2027 and thereafter	15,642
$49,544

7. Goodwill
The carrying amount of goodwill as of March 31, 2022 and December 31, 2021 by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Goodwill balance	$23,639	76,570	41,883	—	—	142,092
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

	Three months ended March 31,
	2022			2021
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$183,328	3,319	186,647	121,766	1,832	123,598

Denominator:
Weighted-average common shares outstanding - basic and diluted	37,365,339	676,495	38,041,834	38,031,267	572,288	38,603,555
Earnings per share - basic and diluted	$4.91	4.91	4.91	3.20	3.20	3.20

9.  Segment Reporting
See note 15 of the notes to consolidated financial statements included in the 2021 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$67	339	118,598	3,030	3,992	(828)	125,196
Interest expense	24	—	46,003	856	2,026	(828)	48,079
Net interest income	43	339	72,595	2,174	1,966	—	77,117
Less (negative provision) provision for loan losses	—	—	(864)	429	—	—	(435)
Net interest income after provision for loan losses	43	339	73,459	1,745	1,966	—	77,552
Other income/expense:
Loan servicing and systems revenue	136,368	—	—	—	—	—	136,368
Intersegment revenue	8,480	3	—	—	—	(8,483)	—
Education technology, services, and payment processing revenue	—	112,286	—	—	—	—	112,286
Other	740	—	6,511	1,500	1,125	—	9,877
Gain on sale of loans	—	—	2,989	—	—	—	2,989
Derivative settlements, net	—	—	(2,809)	—	—	—	(2,809)
Derivative market value adjustments, net	—	—	145,734	—	—	—	145,734
Total other income/expense	145,588	112,289	152,425	1,500	1,125	(8,483)	404,445
Cost of services	—	35,545	—	—	—	—	35,545
Operating expenses:
Salaries and benefits	91,972	31,286	591	1,554	24,012	—	149,414
Depreciation and amortization	4,954	2,315	—	3	9,684	—	16,956
Other expenses	16,213	5,764	3,033	682	13,804	—	39,499
Intersegment expenses, net	20,398	4,605	8,831	45	(25,396)	(8,483)	—
Total operating expenses	133,537	43,970	12,455	2,284	22,104	(8,483)	205,869
Income (loss) before income taxes	12,094	33,113	213,429	961	(19,013)	—	240,583
Income tax (expense) benefit	(2,903)	(7,947)	(51,223)	(223)	6,598	—	(55,697)
Net income (loss)	9,191	25,166	162,206	738	(12,415)	—	184,886
Net loss attributable to noncontrolling interests	—	—	—	—	1,761	—	1,761
Net income (loss) attributable to Nelnet, Inc.	$9,191	25,166	162,206	738	(10,654)	—	186,647

Total assets as of March 31, 2022	$259,712	376,794	18,158,972	656,242	2,066,417	(528,396)	20,989,741

	Three months ended March 31, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$34	263	126,402	1,376	1,246	(218)	129,103
Interest expense	23	—	26,950	194	824	(218)	27,773
Net interest income	11	263	99,452	1,182	422	—	101,330
Less (negative provision) provision for loan losses	—	—	(17,470)	422	—	—	(17,048)
Net interest income after provision for loan losses	11	263	116,922	760	422	—	118,378
Other income/expense:
Loan servicing and systems revenue	111,517	—	—	—	—	—	111,517
Intersegment revenue	8,268	3	—	—	—	(8,271)	—
Education technology, services, and payment processing revenue	—	95,258	—	—	—	—	95,258
Other	1,113	—	2,881	22	(6,184)	—	(2,168)
Gain on sale of loans	—	—	—	—	—	—	—
Derivative settlements, net	—	—	(4,304)	—	—	—	(4,304)
Derivative market value adjustments, net	—	—	38,809	—	—	—	38,809
Total other income/expense	120,898	95,261	37,386	22	(6,184)	(8,271)	239,112
Cost of services	—	27,052	—	—	—	—	27,052
Operating expenses:
Salaries and benefits	66,458	25,941	495	1,488	21,409	—	115,791
Depreciation and amortization	8,192	3,071	—	—	8,920	—	20,184
Other expenses	13,285	4,822	3,777	545	14,272	—	36,698
Intersegment expenses, net	16,890	3,664	8,427	3	(20,713)	(8,271)	—
Total operating expenses	104,825	37,498	12,699	2,036	23,888	(8,271)	172,673
Income (loss) before income taxes	16,084	30,974	141,609	(1,254)	(29,650)	—	157,765
Income tax (expense) benefit	(3,860)	(7,434)	(33,987)	286	10,133	—	(34,861)
Net income (loss)	12,224	23,540	107,622	(968)	(19,517)	—	122,904
Net loss attributable to noncontrolling interests	—	—	—	—	694	—	694
Net income (loss) attributable to Nelnet, Inc.	$12,224	23,540	107,622	(968)	(18,823)	—	123,598

Total assets as of March 31, 2021	$191,910	372,315	20,367,532	296,908	1,148,560	(210,017)	22,167,208

10. Disaggregated Revenue
The following tables provides disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended March 31,
	2022	2021
Government servicing - Nelnet	$61,049	34,872
Government servicing - Great Lakes	48,076	43,302
Private education and consumer loan servicing	12,873	8,548
FFELP servicing	4,248	4,670
Software services	7,400	8,454
Outsourced services and other	2,722	11,671
Loan servicing and systems revenue	$136,368	111,517
Education Technology, Services, and Payment Processing

	Three months ended March 31,
	2022	2021
Tuition payment plan services	$30,716	29,550
Payment processing	38,071	33,038
Education technology and services	43,251	32,527
Other	248	143
Education technology, services, and payment processing revenue	$112,286	95,258
Other Income/Expense
The following table provides the components of "other" in "other income/expense" on the consolidated statements of income:

	Three months ended March 31,
	2022	2021
Income/gains from investments, net	$11,856	8,498
Borrower late fee income	2,431	442
ALLO preferred return	2,117	2,321
Investment advisory services	1,282	2,697
Negative provision for beneficial interests investment	—	2,436
Loss from ALLO voting membership interest investment	(13,130)	(22,219)
Loss from solar investments	(1,030)	(1,679)
Other	6,351	5,336
	$9,877	(2,168)
11.  Major Customer
Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes Educational Loan Services, Inc. ("Great Lakes"), subsidiaries of the Company, each earn loan servicing revenue from a servicing contract with the Department. Revenues earned by Nelnet Servicing and Great Lakes related to these contracts are set forth in the "Government servicing - Nelnet" and "Government servicing - Great Lakes" line items of the "Loan Servicing and Systems" table in note 10.
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

12.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2022			As of December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
FFELP loan asset-backed debt securities - available-for-sale	$—	517,069	517,069	—	494,682	494,682
Private education loan asset-backed debt securities - available-for-sale	—	371,885	371,885	—	412,552	412,552
Other debt securities - available-for-sale	100	49,132	49,232	100	22,335	22,435
Equity securities	59,943	—	59,943	63,154	—	63,154
Equity securities measured at net asset value (a)			11,755			8,832
Total investments	60,043	938,086	1,009,884	63,254	929,569	1,001,655
Total assets	$60,043	938,086	1,009,884	63,254	929,569	1,001,655
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$17,656,032	16,846,802	—	—	17,656,032
Accrued loan interest receivable	774,774	774,774	—	774,774	—
Cash and cash equivalents	162,785	162,785	162,785	—	—
Investments (at fair value)	1,009,884	1,009,884	60,043	938,086	—
Beneficial interest in loan securitizations	145,623	130,354	—	—	145,623
Restricted cash	757,954	757,954	757,954	—	—
Restricted cash – due to customers	256,927	256,927	256,927	—	—
Financial liabilities:
Bonds and notes payable	16,705,877	16,736,701	—	16,705,877	—
Accrued interest payable	7,216	7,216	—	7,216	—
Bank deposits	469,559	484,047	189,319	280,240	—
Due to customers	276,191	276,191	276,191	—	—

	As of December 31, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$18,576,272	17,546,645	—	—	18,576,272
Accrued loan interest receivable	788,552	788,552	—	788,552	—
Cash and cash equivalents	125,563	125,563	125,563	—	—
Investments (at fair value)	1,001,655	1,001,655	63,254	929,569	—
Beneficial interest in loan securitizations	142,391	120,142	—	—	142,391
Restricted cash	741,981	741,981	741,981	—	—
Restricted cash – due to customers	326,645	326,645	326,645	—	—
Financial liabilities:
Bonds and notes payable	17,819,902	17,631,089	—	17,819,902	—
Accrued interest payable	4,566	4,566	—	4,566	—
Bank deposits	342,463	344,315	184,897	157,566	—
Due to customers	366,002	366,002	366,002	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 22 of the notes to consolidated financial statements included in the 2021 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2022 and 2021. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2021 Annual Report.
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2021 Annual Report, the "Risk Factors" section of this report, and elsewhere in this report, and include such risks and uncertainties as:
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
•financing and liquidity risks, including risks of changes in the interest rate environment, such as risks from the recent increases in interest rates resulting from inflationary pressures and the transition from LIBOR to an alternative reference rate, and changes in the securitization and other financing markets for loans, including adverse changes resulting from unanticipated repayment trends on student loans in the Company's securitization trusts that could accelerate or delay repayment of the associated bonds, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;
•risks from changes in the terms of education loans and in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets, such as changes resulting from the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the expected decline over time in FFELP loan interest income due to the discontinuation of new FFELP loan originations in 2010 and government initiatives or proposals to consolidate existing FFELP loans to Federal Direct Loan Program loans, otherwise encourage or allow

FFELP loans to be refinanced with Federal Direct Loan Program loans, and/or create additional loan forgiveness or broad debt cancellation programs;
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
•risks related to the expected benefits to the Company from its continuing investment in ALLO Holdings, LLC (referred to collectively with its subsidiary ALLO Communications LLC as "ALLO"), and risks related to investments in solar projects, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities;
•risks and uncertainties related to other initiatives to pursue additional strategic investments (and anticipated income therefrom), acquisitions, and other activities, including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses;
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

	Three months ended March 31,
	2022	2021
GAAP net income attributable to Nelnet, Inc.	$186,647	123,598
Realized and unrealized derivative market value adjustments	(145,734)	(38,809)
Tax effect (a)	34,976	9,314
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$75,889	94,103

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$4.91	3.20
Realized and unrealized derivative market value adjustments	(3.83)	(1.01)
Tax effect (a)	0.91	0.25
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.99	2.44
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

Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in the 2021 Annual Report. They include:
•Loan Servicing and Systems ("LSS") - referred to as Nelnet Diversified Services ("NDS")
•Education Technology, Services, and Payment Processing ("ETS&PP") - referred to as Nelnet Business Services ("NBS")
•Asset Generation and Management ("AGM")
•Nelnet Bank
The Company earns fee-based revenue through its NDS and NBS operating segments. The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its AGM operating segment. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes. The Company actively works to maximize the amount and timing of cash flows generated by its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow.
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
The information below provides the operating results (net income before taxes) for each reportable operating segment and Corporate and Other Activities for the three months ended March 31, 2022 and 2021. See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.

	Three months ended March 31,
	2022	2021	Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
NDS	$12,094	16,084
NBS	33,113	30,974
AGM	213,429	141,609
•A net gain of $145.7 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the first quarter of 2022 as compared to a net gain of $38.8 million for the same period in 2021

•An increase of $6.5 million in investment interest income in 2022 as compared to 2021 primarily from beneficial interest investments

•A decrease of $23.8 million in interest expense during the first quarter of 2021 as a result of the Company reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid

•The recognition of $17.5 million negative provision for loan losses on AGM’s loan portfolio in the first quarter of 2021, as compared to a negative provision of $0.9 million for the same period in 2022

•A decrease of $8.2 million in net interest income due to the decrease in the average balance of loans and the decrease in fixed rate floor income in the first quarter of 2022 as compared to 2021

•The recognition of $3.0 million on the sale of loans during the first quarter of 2022

Nelnet Bank	961	(1,254)
Corporate	(19,013)	(29,650)	•The recognition of a net loss of $13.1 million for the first quarter of 2022 related to the Company’s investment in ALLO, as compared to a net loss of $22.2 million for the same period in 2021
Net income before taxes	240,583	157,765
Income tax expense	(55,697)	(34,861)
Net loss attributable to noncontrolling interests	1,761	694
Net income	$186,647	123,598

Recent Developments
On April 19, 2022, the Department issued a press release, and the Department’s Office of Federal Student Aid (“FSA”) posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment (“IDR”) plans for federal student loans. In the announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan before the Department completes implementation of these changes, which the Department estimates to be no sooner than January 1, 2023. The Company currently believes these announced changes could significantly increase FFEL Program loan prepayments.
A significant increase in FFEL Program loan prepayments could have a materially adverse impact in future periods on the Company’s net interest income in its AGM operating segment, FFELP servicing revenue in the Company’s LSS operating segment, investment advisory services revenue earned by the Company’s SEC-registered investment advisor subsidiary (Whitetail Rock Capital Management, LLC) on FFELP loan asset-backed securities under management, and interest income earned on the Company’s FFELP loan asset-backed securities investments. In addition, student loan forgiveness under the Federal Direct Loan Program as a result of the changes described in the announcements could have a materially adverse impact on future revenue earned by the LSS operating segment under the Company’s government servicing contracts, including software services revenue earned by the Company in providing remote hosted services to other government servicers.
See Part II, Item 1A, “Risk Factors” in this report for additional information.
Impact of COVID-19
The COVID-19 pandemic is unprecedented and has had a significant impact on the economic environment globally and in the U.S. There is uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on the Company. As a related matter, on April 6, 2022, the Department announced that the suspension under the CARES Act on federal student loan payments and interest accruals on all loans owned by the Department was extended through August 31, 2022.
For a further overview discussion of the impact of the COVID-19 pandemic on the Company, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Recent Transactions/Developments - COVID-19" in the 2021 Annual Report. In addition, for an additional discussion regarding the risks associated with COVID-19, see Part I, Item 1A. "Risk Factors - Operations - The COVID-19 pandemic has adversely impacted our results of operations, and either directly or indirectly through impacts on economic conditions or government policy could adversely impact our results of operations, businesses, financial condition, and/or cash flows going forward." in the 2021 Annual Report.

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three months ended March 31, 2022 compared to the same period in 2021 is provided below.
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
The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Three months ended
	March 31,
	2022	2021	Additional information
Loan interest	$111,377	124,117
Decrease was due primarily to a decrease in the average balance of loans and in gross fixed rate floor income, partially offset by an increase in the gross yield earned on loans in 2022 as compared to 2021.

Investment interest	13,819	4,986	Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to interest income earned on loan beneficial interest investments and an increase in interest rates in 2022 as compared to 2021.
Total interest income	125,196	129,103
Interest expense	48,079	27,773
During the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds. which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. Excluding this reduction, interest expense decreased in 2022 as compared to 2021. This decrease was due to a decrease in the average balance of debt outstanding, partially offset by an increase in cost of funds.

Net interest income	77,117	101,330
Less negative provision for loan losses	(435)	(17,048)
The Company recorded a negative provision for loan losses for its federally insured loan portfolio for the three months ended March 31, 2022 due to the amortization of the portfolio and an increase in expected prepayments as a result of an initiative offered by the Department for FFELP borrowers to consolidate their loans into Federal Direct Loan Program loans with the Department by October 31, 2022 to qualify for loan forgiveness under the Public Service Loan Forgiveness program. This negative provision was partially offset by the Company recording a provision for loan losses for loans acquired and originated during the period.

The Company recorded a negative provision for loan losses for the three months ended March 31, 2021 due to management's estimate of certain improved economic conditions as of March 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020. The negative provision recorded during the first quarter of 2021 was partially offset by the Company recording a provision expense for loans originated and acquired during the period as well as recording additional provision expense for its private education loan portfolio as a result of an increase of loans in forbearance.

Net interest income after provision for loan losses	77,552	118,378
Other income/expense:
LSS revenue	136,368	111,517	See LSS operating segment - results of operations.
ETS&PP revenue	112,286	95,258	See ETS&PP operating segment - results of operations.
Other	9,877	(2,168)	See table below for the components of "other."
Gain on sale of loans	2,989	—	On January 26, 2022, the Company sold $18.1 million (par value) of consumer loans to an unrelated third party and recognized a gain of $3.0 million.
Derivative settlements, net	(2,809)	(4,304)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See AGM operating segment - results of operations.
Derivative market value adjustments, net	145,734	38,809	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. An increase in the forward yield curve during the three months ended March 31, 2022 and 2021 resulted in an increase in the fair value of such swaps.
Total other income/expense	404,445	239,112
Cost of services:
Cost to provide education technology, services, and payment processing services	35,545	27,052
Represents primarily direct costs to provide payment processing and instructional services in the ETS&PP operating segment. Increase in 2022 compared to 2021 was primarily due to additional instructional services costs. See ETS&PP operating segment - results of operations.

Total cost of services	35,545	27,052

Operating expenses:
Salaries and benefits	149,414	115,791	Increase was due to an increase in headcount in the (i) LSS operating segment as the Company prepares for the resumption of federal student loan payments and other activities after the CARES Act suspension expires on August 31, 2022; and (ii) ETS&PP operating segment to support the growth of its customer base and the investment in the development of new technologies.
Depreciation and amortization	16,956	20,184	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $2.5 million and $8.4 million, respectively. The decrease in the amortization of intangibles during 2022 as compared to 2021 was due to the majority of intangible assets recorded from the acquisition of Great Lakes in February 2018 becoming fully amortized as of June 30, 2021.
Other expenses	39,499	36,698	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to (i) an increase in expenses in the LSS operating segment due to costs associated with Nelnet Renewable Energy activities and technology costs associated with the growth of borrowers under the government servicing contracts; and (ii) an increase in expenses in the ETS&PP operating segment due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies.
Total operating expenses	205,869	172,673
Income before income taxes	240,583	157,765
Income tax expense	55,697	34,861
The effective tax rate was 23% and 22% for the three months ended March 31, 2022 and 2021, respectively. The Company currently expects its effective tax rate for 2022 will range between 22 and 24 percent.

Net income	184,886	122,904
Net loss attributable to noncontrolling interests	1,761	694	Amounts for noncontrolling interests reflect the net income/loss attributable to the holders of minority membership interests in WRCM and multiple solar entities.
Net income attributable to Nelnet, Inc.	$186,647	123,598
The following table summarizes the components of "other" in "other income/expense" on the consolidated statements of income.

	Three months ended March 31,
	2022	2021
Income/gains from investments, net (a)	$11,856	8,498
Borrower late fee income (b)	2,431	442
ALLO preferred return (c)	2,117	2,321
Investment advisory services (d)	1,282	2,697
Negative provision for beneficial interests investment (e)	—	2,436
Loss from ALLO voting membership interest investment (f)	(13,130)	(22,219)
Loss from solar investments (g)	(1,030)	(1,679)
Other	6,351	5,336
Other income	$9,877	(2,168)

(a)    During the three months ended March 31, 2022, the Company recognized (pre-tax) realized and unrealized gains from certain real estate and venture capital investments of $4.4 million and $5.3 million, respectively. In addition, during 2022 the Company recognized income of $1.9 million from its investment in the joint venture that purchased the former Wells Fargo private education loan portfolio. During the three months ended March 31, 2021, the Company recognized (pre-tax) realized and unrealized gains from certain real estate and venture capital investments of $5.9 million and $2.5 million, respectively.
(b)    Represents borrower late fees earned by the AGM operating segment. The increase in borrower late fees for the three months ended March 31, 2022 as compared to the same period in 2021 was due to the Company suspending substantially all borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans).
(c)    Represents the Company's income on its preferred membership interests in ALLO, which was deconsolidated from the Company's financial statements in December 2020. As of March 31, 2022, the amount of preferred membership interests held by the Company was $137.3 million, which earns a preferred annual return of 6.25 percent.
(d)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points on the majority of the outstanding balance of asset-backed securities under management and a share of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of March 31, 2022, the outstanding balance of asset-backed securities under management subject to these arrangements was $2.2 billion, of which all of such securities were FFELP student loan asset-backed securities. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (with the Nelnet stock primarily shares of Class B common stock held in various trust estates).
(e)    In the first quarter of 2021, due to improved economic conditions, the Company recorded a negative provision of $2.4 million related to its remaining allowance on a consumer loan securitization beneficial interest investment. Such allowance was initially recorded in March 2020 as a result of the COVID-19 pandemic.
(f)    Represents the Company's share of loss on its voting membership interests in ALLO. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the accounting for and income statement impact of this investment.
(g)    Represents the Company's share of income or loss from solar investments under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Losses from solar investments in 2022 and 2021 include losses of $1.8 million and $0.6 million, respectively, attributable to third-party minority interest investors that are included in "net loss attributable to noncontrolling interests" in the consolidated statements of income.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Servicing volume (dollars in millions):
Nelnet Servicing:
Government	$191,678	195,875	195,030	198,743	215,797	243,011
FFELP	30,763	30,084	29,361	28,244	26,916	25,646
Private and consumer	16,226	21,397	24,758	24,229	23,702	23,433
Great Lakes:
Government	251,570	257,806	257,420	262,311	262,605	264,642
Total	$490,237	505,162	506,569	513,527	529,020	556,732

Number of servicing borrowers:
Nelnet Servicing:
Government	5,645,946	5,664,094	5,636,781	5,791,521	6,399,414	6,978,548
FFELP	1,300,677	1,233,461	1,198,863	1,150,214	1,092,066	1,034,913
Private and consumer	636,136	882,477	1,039,537	1,097,252	1,065,439	1,030,863
Great Lakes:
Government	7,605,984	7,637,270	7,616,270	7,778,535	7,797,106	7,749,312
Total	15,188,743	15,417,302	15,491,451	15,817,522	16,354,025	16,793,636

Number of remote hosted borrowers:	6,555,841	4,307,342	4,338,570	4,548,541	4,799,368	5,487,943
Government Loan Servicing
Nelnet Servicing's and Great Lakes' current student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment ("NextGen") for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the NextGen process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. The Company cannot predict the timing, nature, or ultimate outcome of NextGen or any other contract procurement process by the Department.
Nelnet Servicing and Great Lakes are two of the current seven private sector entities that have student loan servicing contracts with the Department. In July 2021, the Pennsylvania Higher Education Assistance Agency ("PHEAA"), a servicer for the Department, announced that it will exit the federal student loan servicing business. All applicable student loans serviced for the Department by PHEAA will be transferred to successor servicers by December 2022. At the time of this announcement, PHEAA serviced approximately 8.5 million borrowers under its contract. As of March 31, 2022, approximately 1,175,000 PHEAA borrowers have been transitioned to Nelnet Servicing’s platform (of which approximately 603,000 were converted prior to December 31, 2021). The Company anticipates additional PHEAA volume to be transitioned to its platform during the remainder of 2022, but cannot currently estimate the number of additional borrowers that will be transferred and/or the timing of such transfers.
On April 6, 2022, the Department extended the student loan payment pause under the CARES Act from May 1, 2022 to August 31, 2022. Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company receives less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. The Company currently anticipates revenue per borrower from the Department will increase to pre-CARES Act levels beginning September 1, 2022. During the fourth quarter of 2021 and first quarter of 2022, the Company earned additional revenue from the Department based on incremental work being performed by the Company to support the Department borrowers coming out of forbearance, including outbound engagement. The Department paused supplemental outreach with the additional extension of the CARES Act student loan payment pause from May 1, 2022 to August 31, 2022.

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
Summary and Comparison of Operating Results

	Three months ended March 31,
	2022	2021	Additional information
Net interest income	$43	11
Loan servicing and systems revenue	136,368	111,517	See table below for additional information.
Intersegment servicing revenue	8,480	8,268
Represents revenue earned by the LSS operating segment from servicing loans for the AGM and Nelnet Bank operating segments. Increase was due to ending COVID-19 pandemic borrower relief policies which increased servicing activities performed for AGM in the first quarter of 2022 as compared to the same period in 2021. Increase was partially offset by the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	740	1,113	Represents revenue earned from providing administrative support and marketing services, which primarily was to Great Lakes’ former parent company under a contract that expired on January 31, 2021.
Total other income	145,588	120,898
Salaries and benefits	91,972	66,458
Increase in 2022 compared to 2021 was due to the Company hiring contact center operations and support associates to prepare for the resumption of federal student loan payments and other activities after the CARES Act suspension. The CARES Act suspension was originally expected to expire on January 31, 2022 and has been extended two additional times to May 1, 2022 and again to August 31, 2022. The Company currently expects salaries and benefits to continue to be higher throughout 2022 as compared to the same periods in 2021 as it continues to stand ready for the suspension provisions of the CARES Act to expire on August 31, 2022.

Depreciation and amortization	4,954	8,192	Includes amortization of intangibles from the Great Lakes acquisition in February 2018 and depreciation on property and equipment. Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $0.4 million and $5.5 million, respectively. The majority of the Great Lakes intangible assets became fully amortized as of June 30, 2021. Excluding amortization of intangible assets, the increase in 2022 compared to 2021 was due to scaling of the Nelnet servicing platform for the PHEAA loan volume transferred to Nelnet's platform.
Other expenses	16,213	13,285
Increase in 2022 compared to 2021 was due to costs associated with Nelnet Renewable Energy activities and technology costs associated with the growth of borrowers under the government servicing contracts.

Intersegment expenses	20,398	16,890
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase in 2022 as compared to 2021 was due to the Company hiring contact center operations and support associates throughout 2021 and 2022 in preparation for the federal student loan payment pause under the CARES Act to expire. The Company currently expects intersegment expenses to be higher throughout 2022 as compared to the same periods in 2021 as it continues to stand ready for the payment pause to expire on August 31, 2022.

Total operating expenses	133,537	104,825
Income before income taxes	12,094	16,084
Income tax expense	(2,903)	(3,860)	Represents income tax expense at an effective tax rate of 24%.
Net income	$9,191	12,224

Before tax operating margin	8.3%	13.3%
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

Before tax operating margin decreased in 2022 as compared to 2021 due to increased operating expenses as the Company prepared for a January 31, 2022 expiration of the federal student loan payment pause under the CARES Act, which was extended to May 1, 2022 (and then again to August 31, 2022).

Loan servicing and systems revenue

	Three months ended March 31,
	2022	2021	Additional information
Government servicing - Nelnet	$61,049	34,872
Represents revenue from Nelnet Servicing's Department servicing contract. Increase in 2022 compared to 2021 was due to (i) an increase in the number of borrowers serviced, including PHEAA borrowers transferred to Nelnet Servicing’s platform; (ii) a per borrower rate increase beginning September 1, 2021 to reflect the increase in the cost of labor (Economic Cost Index) per the provisions of the contract; (iii) the recognition of $6.7 million of revenue in the first quarter of 2022 for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers; and (iv) the recognition of $10.5 million of revenue in the first quarter of 2022 related to the discharge of borrowers under the Total and Permanent Disability ("TPD") discharge program. Nelnet Servicing earns revenue per each borrower that satisfies the requirements for their loan to be discharged under the TPD discharge program. The revenue earned by Nelnet Servicing for the discharge of TPD borrowers and CARES Act forbearance exit outreach is expected to be minimal for the remainder of 2022.

Government servicing - Great Lakes	48,076	43,302
Represents revenue from the Great Lakes' Department servicing contract. Increase in 2022 compared to 2021 was due to (i) an increase in the number of borrowers serviced; (ii) a per borrower rate increase beginning September 1, 2021 to reflect the increase in the cost of labor (Economic Cost Index) per the provisions of the contract; and (iii) the recognition of $2.4 million of revenue in the first quarter of 2022 for incremental work related to CARES Act forbearance exit outreach activities to borrowers. The revenue earned by Great Lakes for CARES Act forbearance exit outreach is expected to be minimal for the remainder of 2022.

Private education and consumer loan servicing	12,873	8,548
Increase in 2022 compared to 2021 was due to the addition of the former Wells Fargo private education loan borrowers converted to the Company's servicing platform during March and the second quarter of 2021. Excluding revenue earned on the former Wells Fargo portfolio, revenue for 2022 decreased compared to 2021. The decrease in revenue was due to a decrease in client requested enhanced delinquency services.

FFELP servicing	4,248	4,670
Decrease in 2022 compared to 2021 was due to a decrease in the number of borrowers serviced. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off.

Software services	7,400	8,454	Decrease in 2022 compared to 2021 was due to many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, expiring on January 31, 2021. This decrease in revenue was partially offset by an increase in 2022 as compared to 2021 in the number of remote hosted servicing borrowers from the Company's remaining customers.
Outsourced services and other	2,722	11,671
The majority of this revenue relates to providing contact center and back office operational outsourcing services, including services to state agencies to assist with COVID-19 specific activities that have been performed under shorter-term contracts. Revenue from providing COVID-19 related services to state agencies was $0.3 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively. Outsourcing activities provided for these activities decreased in 2022 as the needs for such services have decreased from prior periods.

Loan servicing and systems revenue	$136,368	111,517

EDUCATION TECHNOLOGY, SERVICES, AND PAYMENT PROCESSING OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2021 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and pre-tax operating margin are higher in the first quarter as compared to the remainder of the year.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2022	2021	Additional information
Net interest income	$339	263	Represents interest income on tuition funds held in custody for schools.
Education technology, services, and payment processing revenue	112,286	95,258	See table below for additional information.
Intersegment revenue	3	3
Total other income	112,289	95,261
Cost of services	35,545	27,052	See table below for additional information.
Salaries and benefits	31,286	25,941	Increase in 2022 compared to 2021 was due to an increase in headcount to support the growth of the customer base, and the investment in the development of new technologies.
Depreciation and amortization	2,315	3,071
Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $2.1 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively.

Other expenses	5,764	4,822	Increase was due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies.
Intersegment expenses, net	4,605	3,664	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	43,970	37,498
Income before income taxes	33,113	30,974
Income tax expense	(7,947)	(7,434)	Represents income tax expense at an effective tax rate of 24%.
Net income	$25,166	23,540

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,
	2022	2021	Additional information
Tuition payment plan services	$30,716	29,550
Revenue increased in 2022 as compared to 2021 as a result of a higher number of payment plans in the K-12 market, partially offset by lower revenues for institutions of higher education as a result of lower enrollment trends.

Payment processing	38,071	33,038
Payment volumes in 2022 increased as compared to 2021 in both the K-12 and higher education markets. The increase in payments volume is driven by both new customers and an increase in volume from existing customers.

Education technology and services	43,251	32,527
Increase in 2022 compared to 2021 was due to an increase in revenues from the Company’s school information system software, enrollment and communication products, and FACTS Education Solutions instructional and professional development services. FACTS Education Solutions instructional services revenue was the largest component of this increase driven by the Emergency Assistance to Non-Public Schools (“EANS”) program which provides funds to non-public schools to address the impact the COVID-19 pandemic has had or continues to have on school students and teachers.

Other	248	143
Education technology, services, and payment processing revenue	112,286	95,258
Cost of services	35,545	27,052
Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also included as a component of this expense and were the primary driver in the increase in 2022 compared to 2021 due to the increase in instructional services resulting from the EANS program as noted for Education technology and services revenue above.

Net revenue	$76,741	68,206
Before tax operating margin	43.1%	45.4%
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

The decrease in margin for 2022 as compared to 2021 was due to investments in (i) the development of new services and technologies; and (ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues. The Company currently anticipates before tax operating margin will be lower throughout 2022 as compared to the same periods in 2021 as the Company continues to invest in these areas.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2022, the AGM operating segment had a $16.6 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of March 31, 2022 and December 31, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended March 31,
	2022	2021
Beginning balance	$17,441,790	19,559,108
Loan acquisitions:
Federally insured student loans	10,202	64,731
Private education loans	1,026	23,038
Consumer loans	18,522	19,456
Total loan acquisitions	29,750	107,225
Repayments, claims, capitalized interest, participations, and other, net	(447,140)	(406,565)
Loans lost to external parties	(387,648)	(229,545)
Consumer loans sold	(18,125)	—
Ending balance	$16,618,627	19,030,223

The Company has also purchased partial ownership in certain private education, consumer, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2022, the Company’s ownership correlates to approximately $680 million, $190 million, and $450 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
Allowance for Loan Losses and Loan Delinquencies
AGM's total allowance for loan losses of $116.3 million at March 31, 2022 represents reserves equal to 0.59% of AGM's federally insured loans (or 21.6% of the risk sharing component of the loans that is not covered by the federal guaranty), 5.25% of AGM's private education loans, and 12.77% of AGM's consumer loans.
For a summary of the allowance as a percentage of the ending balance for each of AGM's loan portfolios as of March 31, 2022 and December 31, 2021, the activity in AGM's allowance for loan losses for the three months ended March 31, 2022 and 2021, and a summary of AGM's loan status and delinquency amounts as of March 31, 2022, December 31, 2021, and March 31, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended March 31,
	2022	2021
Variable loan yield, gross	2.75%	2.71%
Consolidation rebate fees	(0.85)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.03	0.00
Variable loan yield, net	1.93	1.87
Loan cost of funds - interest expense (a)	(1.09)	(1.07)
Loan cost of funds - derivative settlements (b) (c)	0.01	(0.00)
Variable loan spread	0.85	0.80
Fixed rate floor income, gross	0.68	0.74
Fixed rate floor income - derivative settlements (b) (d)	(0.08)	(0.09)
Fixed rate floor income, net of settlements on derivatives	0.60	0.65
Core loan spread	1.45%	1.45%

Average balance of AGM's loans	$17,208,909	19,494,002
Average balance of AGM's debt outstanding	16,773,698	19,156,797

(a)     In the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest expense on bonds and notes payable and bank deposits" in the consolidated statements of income and the impact of this reduction to interest expense was excluded from the table above.
(b)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2022 and 2021 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended March 31,
	2022	2021
Core loan spread	1.45%	1.45%
Derivative settlements (1:3 basis swaps)	(0.01)	0.00
Derivative settlements (fixed rate floor income)	0.08	0.09
Loan spread	1.52%	1.54%
(c)    Derivative settlements consist of net settlements received (paid) related to the Company’s 1:3 basis swaps.
(d)    Derivative settlements consist of net settlements paid related to the Company’s floor income interest rate swaps.

A trend analysis of AGM's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
1.45%
1.41%
1.42%
1.36%
1.45%
0.11%
0.11%
0.09%
0.09%
-0.01%
0.80%
0.75%
0.78%
0.71%
0.85%
Q1 21
Q2 21
Q3 21
Q4 21
Q1 22
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
Variable loan spread increased during the three months ended March 31, 2022 compared to the same period in 2021 due to a narrowing of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). In an increasing interest rate environment, student loan spread increases due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended March 31,
	2022	2021
Fixed rate floor income, gross	$28,993	35,539
Derivative settlements (a)	(3,205)	(4,285)
Fixed rate floor income, net	$25,788	31,254
Fixed rate floor income contribution to spread, net	0.60%	0.65%

(a)    Derivative settlements consist of net settlements paid related to the Company's derivatives used to hedge student loans earning fixed rate floor income.

The decrease in gross fixed rate floor income for the three months ended March 31, 2022 compared to the same period in 2021 was due to higher interest rates in 2022 as compared to 2021. On May 4, 2022, the Federal Reserve increased interest rates, and it is currently anticipated that interest rates may continue to rise in 2022 as a result of inflationary pressures in the U.S. economy; increases in interest rates will reduce the amount of gross fixed rate floor income the Company is currently receiving. The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge a portion of loans earning fixed rate floor income. The decrease in derivative settlements paid for the three months ended March 31, 2022 compared to the same period in 2021 was due to an increase in interest rates and a decrease in the notional amount of derivatives outstanding. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of March 31, 2022, the interest earned on a principal amount of $15.2 billion of AGM's FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $15.1 billion of AGM’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. The market transition away from the LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2021 Annual Report for additional information.
On March 15, 2022, the President signed into law, as part of the Consolidated Appropriations Act, 2022, the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"), which provides a framework for addressing the discontinuation of LIBOR under federal law. The LIBOR Act provides a statutory mechanism to automatically replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate ("SOFR"), including any applicable tenor adjustment, for certain contracts that reference LIBOR and do not contain sufficient fallback provisions. The LIBOR Act preempts and supersedes any state law or regulation relating to the selection or use of a benchmark rate replacement for LIBOR, such as similar legislation enacted by the State of New York in April 2021. Parties remain free to agree on a different benchmark replacement rate, and the Company has worked and will continue to work with its asset-backed securitization investors to amend transaction documents to address the discontinuation of LIBOR.
The LIBOR Act also amends the Higher Education Act to substitute the current special allowance payment rate-setting mechanism for FFELP loans from the one-month LIBOR to the 30-day average SOFR in effect for each of the days in an applicable quarter, adjusted daily by adding a tenor spread adjustment. Transition of the rate-setting mechanism for special allowance payments from LIBOR to SOFR is expected to occur prior to June 30, 2023.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2022	2021	Additional information
Net interest income after provision for loan losses	$73,459	116,922	See table below for additional analysis.
Other income	6,511	2,881
Other income includes borrower late fees, which were $2.4 million and $0.4 million during the three months ended March 31, 2022 and 2021, respectively. The Company suspended borrower late fees in March 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans). The Company also recognized revenue of $2.1 million in the first quarter of 2022 as administrator and sponsor for the securitizations completed by the joint venture to purchase and securitize private education loans sold by Wells Fargo and recognized income of $1.9 million in the first quarter of 2022 related to its investment in the joint venture. In the first quarter of 2021, due to improved economic conditions, the Company recorded a negative provision of $2.4 million related to its remaining allowance on a consumer loan securitization beneficial interest investment. Such allowance was initially recorded in March 2020 as a result of the COVID-19 pandemic.

Gain on sale of loans	2,989	—	On January 26, 2022, the Company sold $18.1 million (par value) of consumer loans to an unrelated third party and recognized a gain of $3.0 million.
Derivative settlements, net	(2,809)	(4,304)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	145,734	38,809
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the three months ended March 31, 2022 and 2021 related to the changes in fair value of the Company's floor income interest rate swaps. An increase in the forward yield curve during the three months ended March 31, 2022 and 2021 resulted in an increase in the fair value of such swaps.

Total other income/expense	152,425	37,386
Salaries and benefits	591	495
Other expenses	3,033	3,777	The primary component of other expenses is servicing fees paid to third parties. The decrease in 2022 as compared to 2021 was due to a decrease in AGM's loan portfolio.
Intersegment expenses	8,831	8,427
Amounts include fees paid to the LSS operating segment for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The increase in servicing fees in 2022 as compared to 2021 was due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in the first quarter of 2022 as compared to the same period in 2021. These increases were partially offset by the expected amortization of AGM's FFELP portfolio. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	12,455	12,699
Total operating expenses were 29 basis points and 26 basis points of the average balance of loans for the three months ended March 31, 2022 and 2021, respectively. The increase in operating expenses as a percent of the average balance of loans in 2022 as compared to 2021 was due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in the first quarter of 2022 as compared to the same period in 2021.

Income before income taxes	213,429	141,609
Income tax expense	(51,223)	(33,987)	Represents income tax expense at an effective tax rate of 24%.
Net income	$162,206	107,622
Additional information:
Net income	$162,206	107,622	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(145,734)	(38,809)
Tax effect	34,976	9,314
Net income, excluding derivative market value adjustments	$51,448	78,127

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,
	2022	2021	Additional information
Variable interest income, gross	$115,753	129,170	Decrease in 2022 compared to 2021 was due to a decrease in the average balance of loans, partially offset by an increase in the gross yield earned on loans.
Consolidation rebate fees	(36,771)	(41,073)	Decrease in 2022 compared to 2021 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,459	118	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	80,441	88,215
Interest on bonds and notes payable	(45,209)	(26,771)
During the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds. Excluding this adjustment, interest expense decreased in 2022 as compared to 2021. This decrease was due to a decrease in the average balance of debt outstanding, partially offset by an increase in cost of funds.

Derivative settlements, net (a)	396	(19)	Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	35,628	61,425
Fixed rate floor income, gross	28,993	35,539
Decrease in 2022 compared to 2021 was due to higher interest rates in 2022 as compared to 2021. On May 4, 2022, the Federal Reserve increased interest rates, and it is currently anticipated that interest rates may continue to rise in 2022 as a result of inflationary pressures in the U.S. economy; increases in interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.

Derivative settlements, net (a)	(3,205)	(4,285)	Derivative settlements include the settlements paid related to the Company's floor income interest rate swaps. The decrease in net settlements paid in 2022 as compared to 2021 was due to an increase in interest rates and a decrease in the notional amount of derivatives outstanding.
Fixed rate floor income, net of settlements on derivatives	25,788	31,254
Core loan interest income (a)	61,416	92,679
Investment interest	9,164	2,648	Increase in 2022 compared to 2021 was due primarily to an increase in interest income on the Company's loan beneficial interest investments.
Intercompany interest	(794)	(179)
Negative provision for loan losses - federally insured loans	2,748	7,483	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
Negative provision (provision) for loan losses - private education loans	400	(1,431)
(Provision) negative provision for loan losses - consumer loans	(2,284)	11,418
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$70,650	112,618	Decrease in 2022 as compared to 2021 was due to (i) a decrease in the average balance of loans; (ii) the reversal of a historical accrued interest liability on certain bonds in 2021; and (iii) the Company recognizing a larger negative provision for loan losses in 2021 as compared to 2022. These items were partially offset by an increase in interest income on the Company's loan beneficial interest investments in 2022 as compared to 2021.
(a)    Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (b) to the table immediately under the caption “Loan Spread Analysis” above. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2022 and 2021 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.
Future levels of net interest income can be affected by the levels of prepayments with respect to the Company's loan portfolios. See Part II, Item 1A, "Risk Factors" in this report for information regarding the potential impact on prepayments of recent government announcements related to student loan income-driven repayment forgiveness.

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2022, Nelnet Bank had a $368.3 million loan portfolio, consisting of $285.5 million of private education loans and $82.8 million of FFELP loans.
As of March 31, 2022, Nelnet Bank's allowance for loan losses on its portfolio was $1.5 million, which represents reserves equal to 0.30% of Nelnet Bank's federally insured loans (or 11.8% of the risk sharing component of the loans that is not covered by the federal guaranty), and 0.44% of Nelnet Bank's private education loans.
For a summary of the allowance as a percentage of the ending balance of each of Nelnet Bank's loan portfolios as of March 31, 2022 and December 31, 2021, the activity in Nelnet Bank's allowance for loan losses for the three months ended March 31, 2022 and 2021, and a summary of Nelnet Bank's loan status, delinquency amounts, and other key credit quality indicators as of March 31, 2022, December 31, 2021, and March 31, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended March 31,
	2022	2021
Beginning balance:	$257,901	17,543
Private education loan originations	130,342	64,909
Repayments	(18,394)	(1,995)
Sales to AGM segment	(1,592)	(1,226)
Ending balance:	$368,257	79,231
Deposits
As of March 31, 2022, Nelnet Bank had $546.7 million of deposits, of which $62.6 million were deposits from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus eliminated for consolidated financial reporting purposes. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank, a related party, is the program manager for the College Savings plans. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and Nelnet Business Services custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.
Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended March 31,
	2022		2021
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$85,266	1.42%	—	—%
Private education loans	228,934	2.91	43,746	3.37
Cash and investments	265,101	1.66	215,613	1.91
Total interest-earning assets	579,301	2.12%	259,359	2.15%
Non-interest-earning assets	15,275		6,541
Total assets	$594,576		265,900
Average liabilities and equity
Brokered deposits	144,527	1.20%	2,984	0.55%
Intercompany deposits	70,576	0.20	56,684	0.28
Retail and other deposits	269,027	0.59	101,462	0.60
Total interest-bearing liabilities	484,130	0.72%	161,130	0.49%
Non-interest-bearing liabilities	6,427		2,870
Equity	104,019		101,900
Total liabilities and equity	$594,576		265,900

Summary and Comparison of Operating Results

	Three months ended March 31,
	2022	2021	Additional information
Total interest income	$3,030	1,376	Represents interest earned on Nelnet Bank's FFELP and private education student loans, cash, and investments. Increase is due to an increase of these balances in 2022 as compared to 2021.
Interest expense	856	194	Represents interest expense on deposits. Increase is due to an increase of deposits and interest rates in 2022 as compared to 2021.
Net interest income	2,174	1,182
Provision for loan losses	429	422
Net interest income after provision for loan losses	1,745	760
Other income	1,500	22
Represents primarily income and gains from investments. During the first quarter of 2022, Nelnet Bank recognized gains of approximately $1.1 million on certain asset-backed securities that were sold or called during the quarter.

Salaries and benefits	1,554	1,488	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Depreciation	3	—
Other expenses	682	545	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses.
Intersegment expenses	45	3
Represents primarily servicing costs paid to the LSS operating segment. Certain shared service and support costs incurred by the Company to support Nelnet Bank are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (when the bank's de novo period will end). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank's operating segment were $1.3 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.

Total operating expenses	2,284	2,036
Income (loss) before income taxes	961	(1,254)
Income tax (expense) benefit	(223)	286	Represents income tax (expense) benefit at an effective tax rate of 23.2% and 22.8% for the three months ended March 31, 2022 and 2021, respectively.
Net income (loss)	$738	(968)

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
Sources of Liquidity
The Company has historically generated positive cash flow from operations. For the year ended December 31, 2021 and the three months ended March 31, 2022, the Company’s net cash provided by operating activities was $544.9 million and $185.5 million, respectively.
As of March 31, 2022, the Company had cash and cash equivalents of $162.8 million. Cash held by Nelnet Bank is generally not available for Company activities outside of Nelnet Bank. Excluding Nelnet Bank, cash and cash equivalents as of March 31, 2022 was $144.8 million.
The Company also has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of March 31, 2022, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
In addition, the Company has retained certain of its own asset-backed securities upon their initial issuance or repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2022, the Company holds $398.1 million (par value) of its own asset-backed securities. As of March 31, 2022, $45.7 million of the Company's repurchased asset-backed securities were financed with proceeds from the Company's repurchase agreements and such amount is included in "bonds and notes payable" on the Company's consolidated balance sheet as of March 31, 2022.
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
Cash Flows
During the three months ended March 31, 2022, the Company generated $185.5 million in operating activities, compared to generating $48.7 million for the same period in 2021. The increase in such cash flows from operating activities was due to:
•An increase in net income;
•Adjustments to net income for the impact of provision for loan losses and the non-cash change in deferred income taxes;
•An increase in proceeds from the Company's clearinghouse for margin payments on derivatives for the three months ended March 31, 2022 compared to the same period in 2021;
•Proceeds from the sale of equity securities for the three months ended March 31, 2022 compared to purchases in the same period in 2021; and
•The impact of changes to accrued interest receivable, accounts receivable, and accrued interest payable during the three months ended March 31, 2022 as compared to the same period in 2021.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments;
•Adjustments to net income for the impact of losses recognized on certain investments; and
•The impact of changes to the due to customers liability account during the three months ended March 31, 2022 as compared to the same period in 2021.

The primary items included in the statement of cash flows for investing activities are the purchase, origination, and repayment of loans. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and deposits used to fund loans. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2022 was $603.1 million and $805.2 million, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2021 was $468.4 million and $528.1 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2022
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$16,160,699	5/27/25 - 9/25/69
FFELP and private education loan warehouse facilities	101,731	5/22/23 - 6/30/23
	$16,262,430

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
As of March 31, 2022, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.83 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of March 31, 2022. As of March 31, 2022, AGM had $16.3 billion of loans included in asset-backed securitizations, which represented 98.4 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, private education and consumer loans funded with operating cash, loans acquired subsequent to March 31, 2022, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments" on the Company's consolidated balance sheets).

Asset-backed Securitization Cash Flow Forecast
$1.83 billion
(dollars in millions)

$300
$250
$200
$150
$100
$50
$-
$270
$240
$265
$200
$175
$95
$90
$50
$45
$45
$85
$50
$40
$180
2022
(Q2-Q4)
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and after

The forecasted future undiscounted cash flows of approximately $1.83 billion include approximately $1.11 billion (as of March 31, 2022) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.72 billion, or approximately $0.55 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's March 31, 2022 balance of consolidated shareholders' equity.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates of 4 percent for consolidation loans and 5 percent for all other loan types. These prepayment rates are generally consistent with those utilized in the Company’s recent asset-backed securitization transactions.
On April 19, 2022, the Department issued a press release, and the Department's Office of Federal Student Aid ("FSA") posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment ("IDR") plans for federal student loans. In the announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan. The Company currently believes these announced changes could significantly increase FFEL Program loan prepayments. See Part II, Item 1A, "Risk Factors" in this report for additional information related to these announcements.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.13 billion	$1.70 billion
4x	$0.35 billion	$1.48 billion
10x	$0.63 billion	$1.20 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $1.11 billion (as of March 31, 2022); however, the Company would not receive the $0.72 billion ($0.55 billion after tax) of estimated future earnings from the portfolio.
The forecasted cash flow presented below includes the $1.83 billion estimated cash flow as presented in the above cash flow forecast table, and the estimated cash flow assuming a 10 times increase in prepayments on the Company's FFELP asset-backed securities transactions.
Asset-backed Securitization Cash Flow Forecast
(dollars in millions)
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
LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See "Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate" above and Item 1A, "Risk Factors - Loan Portfolio -

Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2021 Annual Report for additional information.
The Company uses the current forward interest rate yield curve to forecast cash flows. A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving. The Company attempts to mitigate the impact of a rise in short-term rates by hedging interest rate risks. The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivative instruments used by the Company to manage interest rate risk. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment."
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facility. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of March 31, 2022, the Company's warehouse facility had a maximum financing amount available of $60.0 million, of which $5.0 million was outstanding and $55.0 million was available for additional funding. The warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 23, 2022). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 22, 2023). As of March 31, 2022, the Company had $0.3 million advanced as equity support on this facility.
The Company has a private education loan warehouse facility that, as of March 31, 2022, had an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through June 30, 2022, and a final maturity date of June 30, 2023. As of March 31, 2022, $96.7 million was outstanding under this warehouse facility, $78.3 million was available for future funding, and $10.6 million was advanced as equity support.
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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments" and as of March 31, 2022, the fair value of these bonds was $371.9 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
As of March 31, 2022, $384.3 million was outstanding on the Company's repurchase agreements, of which $338.6 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement. The repurchase agreements have various maturity dates (as of March 31, 2022) between April 14, 2022 and December 20, 2023, but are subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company is required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit to satisfy any outstanding obligations subject to the repurchase agreements.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2022, $917.5 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the first three months of 2022.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank's business, results of operations, and financial condition. On January 1, 2020, the Community Bank Leverage Ratio ("CBLR") framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended March 31, 2022 with a leverage ratio of 17.2%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Based on Nelnet Bank's business plan for growth and current financial condition, the Company currently believes additional capital contributions to Nelnet Bank may be required during the fourth quarter of 2022 and/or during 2023.
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45 percent voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of March 31, 2022, the outstanding preferred membership interests of ALLO held by the Company was $137.3 million that earns a preferred annual return of 6.25 percent.
The agreements among the Company, SDC (a third party global digital infrastructure investor), and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause the redemption, on or before April 2024, of the remaining non-voting preferred membership interests in ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained third-party debt financing to fund a large portion of its current growth plans, the Company contributed $34.7 million of additional equity to ALLO on February 25, 2022. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of March 31, 2022, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of March 31, 2022, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of March 31, 2022, $267.5 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
In 2019, the Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 7, 2022. On May 9, 2022, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaced. As of March 31, 2022, 2,222,859 shares remained authorized for repurchase under the Company's prior program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2022 are shown below. For additional information on stock repurchases during the first quarter of 2022, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2022	380,053	$32,899	86.56
Subsequent to March 31, 2022 (through May 9, 2022), the Company repurchased an additional 253,838 Class A common shares for $21.2 million (average price of $83.62 per share).
Dividends
On March 15, 2022, the Company paid a first quarter 2022 cash dividend on the Company's Class A and Class B common stock of $0.24 per share. In addition, the Company's Board of Directors has declared a second quarter 2022 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.24 per share. The second quarter cash dividend will be paid on June 15, 2022 to shareholders of record at the close of business on June 1, 2022.
The Company currently plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the notes to consolidated financial statements included in the Company’s 2021 Annual Report includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2021 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three months ended March 31, 2022 and 2021, see the caption “Activity in the Allowance for Loan Losses” in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
Financial Instruments - Credit Losses
In March 2022, the FASB issued accounting guidance which eliminates the troubled debt restructurings recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The guidance also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. This guidance will be effective for the Company beginning January 1, 2023 with early adoption permitted. The Company is evaluating the impact this pronouncement will have on its ongoing financial reporting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$6,954,856	41.8%	$7,434,068	42.6%
Variable-rate loan assets	9,663,771	58.2	10,007,722	57.4
Total	$16,618,627	100.0%	$17,441,790	100.0%

Fixed-rate debt instruments	$762,843	4.7%	$801,548	4.7%
Variable-rate debt instruments	15,499,587	95.3	16,279,722	95.3
Total	$16,262,430	100.0%	$17,081,270	100.0%
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
No variable-rate floor income was earned by the Company in 2022 or 2021.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended March 31,
	2022	2021
Fixed rate floor income, gross	$28,993	35,539
Derivative settlements (a)	(3,205)	(4,285)
Fixed rate floor income, net	$25,788	31,254
(a)    Derivative settlements consist of settlements paid related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three months ended March 31, 2022 as compared to the same period in 2021 due to higher interest rates in 2022 as compared to 2021.
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
The Company enters into derivative instruments to hedge student loans earning fixed rate floor income. The decrease in net derivative settlements paid on these derivatives in 2022 as compared to 2021 was due to an increase in interest rates and a decrease in the notional amount of derivatives outstanding in 2022 as compared to 2021.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2022.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
< 3.0%	2.88%	0.24%	$896,417
3.0 - 3.49%	3.19%	0.55%	1,216,340
3.5 - 3.99%	3.65%	1.01%	1,170,382
4.0 - 4.49%	4.19%	1.55%	881,110
4.5 - 4.99%	4.71%	2.07%	547,249
5.0 - 5.49%	5.22%	2.58%	368,303
5.5 - 5.99%	5.67%	3.03%	239,988
6.0 - 6.49%	6.19%	3.55%	277,698
6.5 - 6.99%	6.70%	4.06%	274,368
7.0 - 7.49%	7.17%	4.53%	102,274
7.5 - 7.99%	7.71%	5.07%	189,295
8.0 - 8.99%	8.18%	5.54%	444,724
> 9.0%	9.05%	6.41%	172,229
			$6,780,377

(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2022, the weighted average estimated variable conversion rate was 1.97% and the short-term interest rate was 23 basis points.

The following table summarizes the outstanding derivative instruments as of March 31, 2022 used by AGM to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2023	$750,000	0.30%
2024	2,500,000	0.35
2025	500,000	0.35
2026	500,000	1.02
2031	100,000	1.53
	$4,350,000	0.44%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.
On April 28, 2022, the Company terminated $1.25 billion in notional amount of derivatives ($500 million, $250 million, and $500 million that had maturity dates in 2023, 2024, and 2025, respectively) that are included in the table above.
AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2022.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$15,198,552	—
3 month H15 financial commercial paper	Daily	587,763	—
3 month Treasury bill	Daily	509,062	—
1 month LIBOR	Monthly	—	10,069,293
3 month LIBOR (a)	Quarterly	—	5,074,989
Fixed rate	—	—	736,079
Auction-rate (b)	Varies	—	225,535
Asset-backed commercial paper (c)	Varies	—	5,017
Other (d)	—	1,431,818	1,616,282
		$17,727,195	17,727,195
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2022.

Maturity	Notional amount (i)
2022	$2,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$5,900,000

(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2022 was one-month LIBOR plus 9.1 basis points.
(b)    As of March 31, 2022, the Company was sponsor for $225.5 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(c)    The interest rates on the Company's warehouse facilities are indexed to asset-backed commercial paper rates.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facilities.
LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See "Interest Rate Risk - Repayment of LIBOR as a Benchmark Rate" under Item 2 above and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2021 Annual Report for additional information.

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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2022
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(10,141)	(4.2)%	$(17,647)	(7.3)%	$(1,262)	(0.5)%	$(3,786)	(1.6)%
Impact of derivative settlements	10,726	4.5	32,178	13.4	1,455	0.6	4,364	1.8
Increase (decrease) in net income before taxes	$585	0.3%	$14,531	6.1%	$193	0.1%	$578	0.2%
Increase (decrease) in basic and diluted earnings per share	$0.01		$0.29		$0.00		$0.01
	Three months ended March 31, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(14,282)	(9.1)%	$(26,218)	(16.6)%	$(1,605)	(1.0)%	$(4,814)	(3.1)%
Impact of derivative settlements	9,130	5.8	27,390	17.3	1,516	1.0	4,549	2.9
Increase (decrease) in net income before taxes	$(5,152)	(3.3)%	$1,172	0.7%	$(89)	—%	$(265)	(0.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.10)		$0.02		(0.00)		$(0.01)
Interest Rate Risk - Nelnet Bank
To manage Nelnet Bank's risk from fluctuations in market interest rates, the Company actively monitors interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income, and cash flow. To achieve this objective, the Company manages and mitigates Nelnet Bank's exposure to fluctuations in market interest rates through several techniques, including managing the maturity, repricing, and mix of fixed and variable rate assets and liabilities.
The following table presents Nelnet Bank's loan assets and deposits by rate characteristics:

	As of March 31, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$278,450	75.6%	$191,410	74.2%
Variable-rate loan assets	89,807	24.4	66,491	25.8
Total	$368,257	100.0%	$257,901	100.0%

Fixed-rate deposits	$484,047	88.5%	$344,315	80.9%
Variable-rate deposits	62,623	11.5	81,085	19.1
Total	$546,670	100.0%	$425,400	100.0%

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 under Item 3 of Part I of such Form 10-K.
ITEM 1A.  RISK FACTORS
The following risk factor updates the corresponding risk factor in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 in response to Item 1A of Part I of such Form 10-K under the caption "Loan Portfolio - Our loan portfolio is subject to certain risks related to interest rates, and the derivatives we use to manage interest rate risks, prepayment risk, and credit risk, each of which could reduce the expected cash flows and earnings on our portfolio - Prepayment risk," in order to provide information regarding the potential impact of recent announcements by the Department and the Department's Office of Federal Student Aid ("FSA") related to student loan income-driven repayment forgiveness.
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
Legislative and executive action risk exists as Congress and the President evaluate economic stimulus packages and proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could further increase prepayments and reduce interest income and could also reduce servicing fees. Future laws, executive actions, or other policy statements may encourage or force consolidation, create additional income-based repayment or debt forgiveness programs, create broad debt cancellation programs, or establish other policies and programs that impact prepayments on education loans. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio. For example, in October 2021, the Department announced a set of policy changes and released proposed negotiated rulemaking materials relating to the Public Service Loan Forgiveness program under its Federal Direct Loan Program, which may result in an increase in consolidations of FFELP loans into Federal Direct Loan Program loans held by the Department (which results in the loans no longer being on our balance sheet). Such policy changes may cause higher than anticipated prepayment rates on our portfolio of loans. In addition, on April 19, 2022, the Department issued a press release, and FSA posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment (“IDR”) plans for federal student loans. In the announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan before the Department completes implementation of these changes, which the Department estimates to be no sooner than January 1, 2023. The Company currently believes these announced changes could significantly increase FFEL Program loan prepayments.
A significant increase in FFEL Program loan prepayments could have a materially adverse impact in future periods on the Company’s net interest income in its AGM operating segment, FFELP servicing revenue in the Company’s LSS operating segment, investment advisory services revenue earned by the Company’s SEC-registered investment advisor subsidiary (Whitetail Rock Capital Management, LLC) on FFELP loan asset-backed securities under management, and interest income earned on the Company’s FFELP loan asset-backed securities investments. In addition, student loan forgiveness under the Federal Direct Loan Program as a result of the changes described in the announcements could have a materially adverse impact on future revenue earned by the LSS operating segment under the Company’s government servicing contracts, including software services revenue earned by the Company in providing remote hosted services to other government servicers. As of March 31, 2022, the Company was servicing 14.7 million borrowers under its government servicing contracts. If there is a broad $10,000 or $50,000 per borrower forgiveness on all government owned loans, the Company estimates it would decrease the number of borrowers serviced by the Company (based on the borrower loan information as of March 31, 2022) by approximately 4.4 million borrowers and 11.7 million borrowers, respectively.
Some variability in prepayment levels is expected, although extraordinary or extended increases in prepayment rates could have a materially adverse effect on our revenues, cash flows, profitability, and business outlook, and, as a result, could materially, adversely affect our business, financial condition, and results of operations.
We cannot otherwise predict how or what programs or policies will be impacted by any actions that the Administration, Congress, or the federal government may take, the timing of when such programs or policies may be implemented, and/or the ultimate outcome thereof. In addition, any changes to government programs or policies may be legally challenged, which may impact the extent and timing these changes may have to the Company's business, financial condition, and results of operations.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2022 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2022	142,619	$90.39	142,619	2,429,061
February 1 - February 28, 2022	12,952	87.24	12,952	2,416,109
March 1 - March 31, 2022	224,482	84.09	193,250	2,222,859
Total	380,053	$86.56	348,821
(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 31,232 shares in March 2022. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On May 8, 2019, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 7, 2022. On May 9, 2022, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaces. As of March 31, 2022, 2,222,859 shares remained authorized for repurchase under the Company's prior program.
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

NELNET, INC.

Date:	May 9, 2022	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 9, 2022	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer