Form 10-Q
period 2022-06-30
NELNET INC
filed 2022-08-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, there were 26,540,797 and 10,674,892 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2022	December 31, 2021
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $120,424 and $127,113, respectively)	$16,916,344	18,335,197
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	32,849	30,128
Cash and cash equivalents - held at a related party	95,650	95,435
Total cash and cash equivalents	128,499	125,563
Investments and notes receivable	1,988,450	1,588,919
Restricted cash	754,693	741,981
Restricted cash - due to customers	290,850	326,645
Accounts receivable (net of allowance for doubtful accounts of $1,342 and $1,160, respectively)	119,774	163,315
Goodwill	149,117	142,092
Intangible assets, net	70,086	52,029
Property and equipment, net	123,738	119,413
Other assets	82,462	82,887
Total assets	$20,624,013	21,678,041
Liabilities:
Bonds and notes payable	$16,115,269	17,631,089
Accrued interest payable	12,963	4,566
Bank deposits	588,474	344,315
Other liabilities	406,686	379,231
Due to customers	409,476	366,002
Total liabilities	17,532,868	18,725,203
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,613,733 shares and 27,239,654 shares, respectively	266	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,674,892 shares and 10,676,642 shares, respectively	107	107
Additional paid-in capital	1,180	1,000
Retained earnings	3,127,687	2,940,523
Accumulated other comprehensive (loss) earnings, net	(31,858)	9,304
Total Nelnet, Inc. shareholders' equity	3,097,382	2,951,206
Noncontrolling interests	(6,237)	1,632
Total equity	3,091,145	2,952,838
Total liabilities and equity	$20,624,013	21,678,041

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Loans and accrued interest receivable	$16,294,069	17,981,414
Restricted cash	678,871	674,073
Bonds and notes payable	(15,823,651)	(17,462,456)
Accrued interest payable and other liabilities	(60,461)	(36,276)
Net assets of consolidated education lending variable interest entities	$1,088,828	1,156,755
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loan interest	$134,706	122,005	246,083	246,123
Investment interest	16,881	11,578	30,700	16,563
Total interest income	151,587	133,583	276,783	262,686
Interest expense on bonds and notes payable and bank deposits	73,642	49,991	121,721	77,764
Net interest income	77,945	83,592	155,062	184,922
Less provision (negative provision) for loan losses	9,409	374	8,974	(16,674)
Net interest income after provision for loan losses	68,536	83,218	146,088	201,596
Other income/expense:
Loan servicing and systems revenue	124,873	112,094	261,241	223,611
Education technology, services, and payment processing revenue	91,031	76,702	203,317	171,960
Other	12,647	22,921	22,524	18,317
Gain on sale of loans	—	15,271	2,989	15,271
Impairment expense and provision for beneficial interests, net	(6,284)	(500)	(6,284)	1,936
Derivative market value adjustments and derivative settlements, net	45,024	(6,989)	187,949	27,516
Total other income/expense	267,291	219,499	671,736	458,611
Cost to provide education technology, services, and payment processing services	30,852	21,676	66,397	48,728
Operating expenses:
Salaries and benefits	141,398	118,968	290,813	234,759
Depreciation and amortization	18,250	20,236	35,206	40,419
Other expenses	36,940	32,587	76,439	69,286
Total operating expenses	196,588	171,791	402,458	344,464
Income before income taxes	108,387	109,250	348,969	267,015
Income tax expense	25,483	26,237	81,180	61,098
Net income	82,904	83,013	267,789	205,917
Net loss attributable to noncontrolling interests	2,225	854	3,987	1,548
Net income attributable to Nelnet, Inc.	$85,129	83,867	271,776	207,465
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.26	2.16	7.18	5.36
Weighted average common shares outstanding - basic and diluted	37,710,214	38,741,486	37,875,108	38,672,902

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
Net income		$82,904		83,013		267,789		205,917
Other comprehensive (loss) income:
Net changes related to foreign currency translation adjustments	$	(8)		(1)		1		—
Net changes related to available-for-sale debt securities:
Unrealized holding (losses) gains arising during period, net	(33,822)		2,897		(50,520)		7,246
Reclassification of gains recognized in net income, net of losses	(849)		(371)		(3,642)		(879)
Income tax effect	8,321	(26,350)	(606)	1,920	12,999	(41,163)	(1,528)	4,839
Other comprehensive (loss) income		(26,358)		1,919		(41,162)		4,839
Comprehensive income		56,546		84,932		226,627		210,756
Comprehensive loss attributable to noncontrolling interests		2,225		854		3,987		1,548
Comprehensive income attributable to Nelnet, Inc.		$58,771		85,786		230,614		212,304

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2021	—	27,367,797	11,154,171	$—	274	112	5,859	2,736,923	9,022	(3,089)	2,749,101
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	5,488	5,488
Net income (loss)	—	—	—	—	—	—	—	83,867	—	(854)	83,013
Other comprehensive income	—	—	—	—	—	—	—	—	1,919	—	1,919
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,727)	(6,727)
Cash dividends on Class A and Class B common stock - $0.22 per share	—	—	—	—	—	—	—	(8,475)	—	—	(8,475)
Issuance of common stock, net of forfeitures	—	32,513	—	—	—	—	1,824	—	—	—	1,824
Compensation expense for stock based awards	—	—	—	—	—	—	2,874	—	—	—	2,874
Repurchase of common stock	—	(5,368)	—	—	—	—	(399)	—	—	—	(399)
Conversion of common stock	—	100,000	(100,000)	—	1	(1)	—	—	—	—	—
Balance as of June 30, 2021	—	27,494,942	11,054,171	$—	275	111	10,158	2,812,315	10,941	(5,182)	2,828,618

Balance as of March 31, 2022	—	27,151,270	10,674,892	$—	272	107	1,208	3,092,226	(5,500)	(3,250)	3,085,063
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	9,275	9,275
Net income (loss)	—	—	—	—	—	—	—	85,129	—	(2,225)	82,904
Other comprehensive loss	—	—	—	—	—	—	—	—	(26,358)	—	(26,358)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,037)	(10,037)
Cash dividends on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(8,973)	—	—	(8,973)
Issuance of common stock, net of forfeitures	—	20,720	—	—	—	—	2,116	—	—	—	2,116
Compensation expense for stock based awards	—	—	—	—	—	—	3,187	—	—	—	3,187
Repurchase of common stock	—	(558,257)	—	—	(6)	—	(5,331)	(40,695)	—	—	(46,032)
Balance as of June 30, 2022	—	26,613,733	10,674,892	$—	266	107	1,180	3,127,687	(31,858)	(6,237)	3,091,145

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,888	6,888
Net income (loss)	—	—	—	—	—	—	—	207,465	—	(1,548)	205,917
Other comprehensive income	—	—	—	—	—	—	—	—	4,839	—	4,839
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,829)	(6,829)
Cash dividends on Class A and Class B common stock - $0.44 per share	—	—	—	—	—	—	—	(16,912)	—	—	(16,912)
Issuance of common stock, net of forfeitures	—	231,955	—	—	2	—	3,913	—	—	—	3,915
Compensation expense for stock based awards	—	—	—	—	—	—	4,859	—	—	—	4,859
Repurchase of common stock	—	(31,567)	—	—	—	—	(2,408)	—	—	—	(2,408)
Conversion of common stock	—	101,400	(101,400)	—	1	(1)	—	—	—	—	—
Balance as of June 30, 2021	—	27,494,942	11,054,171	$—	275	111	10,158	2,812,315	10,941	(5,182)	2,828,618

Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	11,279	11,279
Net income (loss)	—	—	—	—	—	—	—	271,776	—	(3,987)	267,789
Other comprehensive loss	—	—	—	—	—	—	—	—	(41,162)	—	(41,162)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(15,161)	(15,161)
Cash dividends on Class A and Class B common stock - $0.48 per share	—	—	—	—	—	—	—	(18,035)	—	—	(18,035)
Issuance of common stock, net of forfeitures	—	310,639	—	—	3	—	6,498	—	—	—	6,501
Compensation expense for stock based awards	—			—	—	—	6,027	—	—	—	6,027
Repurchase of common stock	—	(938,310)	—	—	(9)	—	(12,345)	(66,577)	—	—	(78,931)
Conversion of common stock	—	1,750	(1,750)	—	—	—	—	—	—	—	—
Balance as of June 30, 2022	—	26,613,733	10,674,892	$—	266	107	1,180	3,127,687	(31,858)	(6,237)	3,091,145

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2022	2021
Net income attributable to Nelnet, Inc.	$271,776	207,465
Net loss attributable to noncontrolling interests	(3,987)	(1,548)
Net income	267,789	205,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	74,080	76,754
Loan discount accretion	(19,554)	(14,606)
Provision (negative provision) for loan losses	8,974	(16,674)
Derivative market value adjustments	(186,135)	(37,194)
Proceeds from termination of derivative instruments, net	68,021	—
Proceeds from clearinghouse - initial and variation margin, net of payments	133,622	38,440
Gain on sale of loans	(2,989)	(15,271)
Loss on investments, net	3,207	812
(Gain) loss from repurchases of debt, net	(1,071)	695
Proceeds from sale (purchases) of equity securities, net	42,398	(19,764)
Deferred income tax expense	49,890	18,173
Non-cash compensation expense	6,171	4,980
Provision (negative provision) for beneficial interests and impairment expense, net	6,284	(1,936)
Decrease (increase) in loan and investment accrued interest receivable	184	(40,488)
Decrease (increase) in accounts receivable	44,786	(9,446)
(Increase) decrease in other assets, net	(8,015)	32,241
Decrease in the carrying amount of ROU asset, net	2,735	3,962
Increase (decrease) in accrued interest payable	8,397	(23,779)
Decrease in other liabilities, net	(12,200)	(13,663)
Decrease in the carrying amount of lease liability	(2,860)	(3,288)
Net cash provided by operating activities	483,714	185,865
Cash flows from investing activities:
Purchases and originations of loans	(396,486)	(1,040,573)
Purchases of loans from a related party	(7,675)	(20,847)
Net proceeds from loan repayments, claims, and capitalized interest	1,792,930	1,047,645
Proceeds from sale of loans	15,278	65,224
Purchases of available-for-sale securities	(735,140)	(363,485)
Proceeds from sales of available-for-sale securities	319,752	38,511
Proceeds from beneficial interest in loan securitizations	13,212	19,077
Purchases of other investments and issuance of notes receivable	(147,400)	(128,011)
Proceeds from other investments	23,955	167,821
Purchases of property and equipment	(34,152)	(28,784)
Business acquisition, net of cash acquired	(7,320)	—
Net cash provided by (used in) investing activities	836,954	(243,422)

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Six months ended
	June 30,
	2022	2021
Cash flows from financing activities:
Payments on bonds and notes payable	$(1,695,697)	(1,073,523)
Proceeds from issuance of bonds and notes payable	159,931	1,114,821
Payments of debt issuance costs	(851)	(3,035)
Increase in bank deposits, net	244,159	148,208
Increase in due to customers	43,544	1,746
Dividends paid	(18,035)	(16,912)
Repurchases of common stock	(78,931)	(2,408)
Proceeds from issuance of common stock	801	689
Issuance of noncontrolling interests	5,142	7,480
Distribution to noncontrolling interests	(699)	(423)
Net cash (used in) provided by financing activities	(1,340,636)	176,643
Effect of exchange rate changes on cash	(179)	(108)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(20,147)	118,978
Cash, cash equivalents, and restricted cash, beginning of period	1,194,189	958,395
Cash, cash equivalents, and restricted cash, end of period	$1,174,042	1,077,373

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$89,281	78,904
Cash disbursements made for income taxes, net of refunds and credits received (a)	$21,137	14,229
Cash disbursements made for operating leases	$3,538	4,096
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$746	823
Receipt of beneficial interest in consumer loan securitization	$3,660	19,280
Distribution to noncontrolling interests	$14,462	6,406
Issuance of noncontrolling interests	$6,137	592
(a) The Company utilized $4.1 million and $22.0 million of federal and state tax credits related primarily to renewable energy during the six months ended June 30, 2022 and 2021, respectively.
Supplemental disclosures of noncash activities regarding the Company's business acquisition are contained in note 6.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Total cash and cash equivalents	$128,499	125,563	212,989	121,249
Restricted cash	754,693	741,981	616,711	553,175
Restricted cash - due to customers	290,850	326,645	247,673	283,971
Cash, cash equivalents, and restricted cash	$1,174,042	1,194,189	1,077,373	958,395
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)

1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report").
Reclassification of Prior Period Cash Flows Presentation
The line item in the Company's consolidated statements of cash flows for changes during a period in amounts "due to customers" was previously presented in cash flows from operating activities, and has been corrected for the periods presented in this report (including the prior year period) to be presented in cash flows from financing activities. This correction has no impact on the Company's previously reported consolidated net income, total assets (including cash and cash equivalents), liabilities, and equity, and while the correction has a corresponding impact on the amounts of cash flows from operating and financing activities, it has no impact on the net increase or decrease in cash for previously reported periods. The Company has concluded that the correction was not material from a combined quantitative and qualitative perspective to its previously issued interim financial statements for 2022, or its previously issued financial statements for 2021, 2020, and 2019.

2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	June 30, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured student loans:
Stafford and other	$3,548,901	3,904,000
Consolidation	11,880,710	13,187,047
Total	15,429,611	17,091,047
Private education loans	272,943	299,442
Consumer and other loans	152,583	51,301
Non-Nelnet Bank loans	15,855,137	17,441,790
Nelnet Bank:
Federally insured student loans	77,428	88,011
Private education loans	346,125	169,890
Nelnet Bank loans	423,553	257,901

Accrued interest receivable	780,691	788,552
Loan discount, net of unamortized loan premiums and deferred origination costs	(22,613)	(25,933)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(92,593)	(103,381)
Private education loans	(15,253)	(16,143)
Consumer and other loans	(10,576)	(6,481)
Non-Nelnet Bank allowance for loan losses	(118,422)	(126,005)
Nelnet Bank:
Federally insured loans	(258)	(268)
Private education loans	(1,744)	(840)
Nelnet Bank allowance for loan losses	(2,002)	(1,108)
	$16,916,344	18,335,197
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	June 30, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured student loans (a)	0.60%	0.60%
Private education loans	5.59%	5.39%
Consumer and other loans (b)	6.93%	12.63%
Nelnet Bank:
Federally insured student loans (a)	0.33%	0.30%
Private education loans	0.50%	0.49%
(a)    As of June 30, 2022 and December 31, 2021, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 21.8% and 22.2%, respectively, and for Nelnet Bank was 13.2% and 12.1%, respectively.
(b)    During the second quarter of 2022, the Company purchased home equity loans that generally have lower default rates than unsecured consumer loans. As such, the allowance for loan losses as a percentage of the ending loan balance has decreased as of June 30, 2022 as compared to December 31, 2021.
Gain on Sale of Loans
On January 26, 2022, the Company sold $18.1 million (par value) of consumer loans to an unrelated third party who securitized such loans. The Company recognized a gain of $3.0 million (pre-tax) as part of this transaction. As partial consideration received for the consumer loans sold, the Company received a 6.6 percent residual interest in the consumer loan securitization, which is included in "investments and notes receivable" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Three months ended June 30, 2022
Non-Nelnet Bank:
Federally insured loans	$95,995	2,365	(5,788)	—	21	—	92,593
Private education loans	14,622	1,217	(707)	118	—	3	15,253
Consumer and other loans	5,710	5,245	(531)	152	—	—	10,576
Nelnet Bank:
Federally insured loans	247	13	(2)	—	—	—	258
Private education loans	1,251	569	(73)	—	—	(3)	1,744
	$117,825	9,409	(7,101)	270	21	—	120,424

	Three months ended June 30, 2021
Non-Nelnet Bank:
Federally insured loans	$121,846	(397)	(1,172)	—	525	—	120,802
Private education loans	20,670	(1,004)	(403)	139	—	1	19,403
Consumer and other loans	14,134	1,706	(1,464)	235	—	(9,909)	4,702
Nelnet Bank:
Federally insured loans	—	245	—	—	—	—	245
Private education loans	744	(176)	—	—	—	(1)	567
	$157,394	374	(3,039)	374	525	(9,909)	145,719

	Six months ended June 30, 2022
Non-Nelnet Bank
Federally insured loans	$103,381	(383)	(10,549)	—	144	—	92,593
Private education loans	16,143	817	(2,006)	295	—	4	15,253
Consumer and other loans	6,481	7,529	(1,469)	319	—	(2,284)	10,576
Nelnet Bank
Federally insured loans	268	(8)	(2)	—	—	—	258
Private education loans	840	995	(87)	—	—	(4)	1,744
	$127,113	8,950	(14,113)	614	144	(2,284)	120,424

	Six months ended June 30, 2021
Non-Nelnet Bank
Federally insured loans	$128,590	(7,880)	(1,233)	—	1,325	—	120,802
Private education loans	19,529	427	(896)	341	—	2	19,403
Consumer and other loans	27,256	(9,712)	(3,414)	481	—	(9,909)	4,702
Nelnet Bank
Federally insured loans	—	245	—	—	—	—	245
Private education loans	323	246	—	—	—	(2)	567
	$175,698	(16,674)	(5,543)	822	1,325	(9,909)	145,719
(a)    During the three months ended June 30, 2022 and 2021, and six months ended June 30, 2022 and 2021, the Company acquired $1.6 million (par value), $34.7 million (par value), $10.8 million (par value), and $88.7 million (par value), respectively, of federally insured rehabilitation loans that met the definition of purchased loans with credit deterioration ("PCD loans") when they were purchased by the Company.
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

The Company recorded a provision for loan losses for its federally insured, private education, consumer, and other loan portfolios for the three months ended June 30, 2022 due to management's estimate of worsening economic conditions as of June 30, 2022 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of March 31, 2022. In addition, the Company recorded provision for loan losses on its consumer and other loan portfolio during the three months ended June 30, 2022 as a result of loans acquired during the period. The provision for loan losses recognized by the Company for its federally insured loan portfolio during the three months ended June 30, 2022 was partially offset due to the continued amortization of the portfolio and an increase in the estimate of prepayments as of June 30, 2022 in comparison to management's estimate used to determine the allowance for loan losses as of March 31, 2022.
Unfunded Private Education Loan Commitments
As of June 30, 2022, Nelnet Bank has a liability of approximately $36,000 related to $3.0 million of unfunded private education loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheet. During the six months ended June 30, 2022, Nelnet Bank recognized provision for loan losses of approximately $24,000 related to unfunded loan commitments.
Key Credit Quality Indicators
Loan Status and Delinquencies
Key credit quality indicators for the Company's federally insured, private education, consumer, and other loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan status and delinquency amounts.

	As of June 30, 2022			As of December 31, 2021			As of June 30, 2021
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$763,957	4.9%		$829,624	4.9%		$955,227	5.0%
Loans in forbearance	1,246,882	8.1		1,118,667	6.5		2,079,368	11.0
Loans in repayment status:
Loans current	11,551,817		86.1%	12,847,685		84.9%	13,995,297		88.0%
Loans delinquent 31-60 days	464,234		3.5	895,656		5.9	580,602		3.7
Loans delinquent 61-90 days	309,252		2.3	352,449		2.3	262,353		1.6
Loans delinquent 91-120 days	187,452		1.4	251,075		1.7	104,124		0.7
Loans delinquent 121-270 days	638,189		4.7	592,449		3.9	398,965		2.5
Loans delinquent 271 days or greater	267,828		2.0	203,442		1.3	562,928		3.5
Total loans in repayment	13,418,772	87.0	100.0%	15,142,756	88.6	100.0%	15,904,269	84.0	100.0%
Total federally insured loans	15,429,611	100.0%		17,091,047	100.0%		18,938,864	100.0%
Accrued interest receivable	775,337			784,716			830,973
Loan discount, net of unamortized premiums and deferred origination costs	(26,674)			(28,309)			(24,129)
Allowance for loan losses	(92,593)			(103,381)			(120,802)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$16,085,681			$17,744,073			$19,624,906
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$15,403	5.6%		$9,661	3.2%		$10,195	2.9%
Loans in forbearance	2,447	0.9		3,601	1.2		3,884	1.1
Loans in repayment status:
Loans current	250,268		98.1%	280,457		98.0%	330,097		98.3%
Loans delinquent 31-60 days	1,980		0.8	2,403		0.8	3,962		1.2
Loans delinquent 61-90 days	782		0.3	976		0.3	818		0.2
Loans delinquent 91 days or greater	2,063		0.8	2,344		0.9	1,138		0.3
Total loans in repayment	255,093	93.5	100.0%	286,180	95.6	100.0%	336,015	96.0	100.0%
Total private education loans	272,943	100.0%		299,442	100.0%		350,094	100.0%
Accrued interest receivable	2,058			1,960			2,360
Loan premium, net of unamortized discount	94			(1,123)			(1,547)
Allowance for loan losses	(15,253)			(16,143)			(19,403)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$259,842			$284,136			$331,504

	As of June 30, 2022			As of December 31, 2021			As of June 30, 2021
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$64	0.0%		$43	0.1%		$38	0.1%
Loans in repayment status:
Loans current	150,812		98.9%	49,697		97.0%	41,039		96.1%
Loans delinquent 31-60 days	515		0.3	414		0.8	387		0.9
Loans delinquent 61-90 days	435		0.3	322		0.6	484		1.1
Loans delinquent 91 days or greater	757		0.5	825		1.6	819		1.9
Total loans in repayment	152,519	100.0	100.0%	51,258	99.9	100.0%	42,729	99.9%	100.0%
Total consumer and other loans	152,583	100.0%		51,301	100.0%		42,767	100.0%
Accrued interest receivable	1,376			396			328
Loan discount, net of unamortized premiums	(1,965)			913			377
Allowance for loan losses	(10,576)			(6,481)			(4,702)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$141,418			$46,129			$38,770

Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$283	0.4%		$330	0.4%		$103	0.1%
Loans in forbearance	1,029	1.3		1,057	1.2		1,026	1.1
Loans in repayment status:
Loans current	74,883		98.4%	85,599		98.8%	95,402		99.3%
Loans delinquent 30-59 days	587		0.8	816		1.0	593		0.6
Loans delinquent 60-89 days	165		0.2	—		—	43		0.1
Loans delinquent 90-119 days	245		0.3	—		—	—		—
Loans delinquent 120-270 days	236		0.3	209		0.2	—		—
Loans delinquent 271 days or greater	—		—	—		—	—		—
Total loans in repayment	76,116	98.3	100.0%	86,624	98.4	100.0%	96,038	98.8	100.0%
Total federally insured loans	77,428	100.0%		88,011	100.0%		97,167	100.0%
Accrued interest receivable	1,381			1,216			1,179
Loan premium	23			26			29
Allowance for loan losses	(258)			(268)			(245)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$78,574			$88,985			$98,130
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$1,160	0.3%		$150	0.1%		$82	0.1%
Loans in forbearance	1,236	0.4		460	0.3		133	0.1
Loans in repayment status:
Loans current	343,148		99.8%	169,157		99.9%	93,189		100.0%
Loans delinquent 30-59 days	169		0.1	51		—	—		—
Loans delinquent 60-89 days	412		0.1	—		—	—		—
Loans delinquent 90 days or greater	—		—	72		0.1	—		—
Total loans in repayment	343,729	99.3	100.0%	169,280	99.6	100.0%	93,189	99.8	100.0%
Total private education loans	346,125	100.0%		169,890	100.0%		93,404	100.0%
Accrued interest receivable	539			264			149
Deferred origination costs	5,909			2,560			1,374
Allowance for loan losses	(1,744)			(840)			(567)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$350,829			$171,874			$94,360
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

	Loan balance as of June 30, 2022
	Six months ended June 30, 2022	2021	2020	Total
FICO at origination:
Less than 705	$4,042	5,627	95	9,764
705 - 734	18,060	10,959	264	29,283
735 - 764	31,516	17,165	1,007	49,688
765 - 794	54,493	33,080	1,353	88,926
Greater than 794	85,571	76,274	6,619	168,464
	$193,682	143,105	9,338	346,125

	Loan balance as of December 31, 2021
	2021	2020	Total
FICO at origination:
Less than 705	$6,481	100	6,581
705 - 734	11,697	276	11,973
735 - 764	18,611	1,072	19,683
765 - 794	36,274	1,467	37,741
Greater than 794	86,141	7,771	93,912
	$159,204	10,686	169,890
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2021 and June 30, 2022, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of June 30, 2022 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Six months ended June 30, 2022	2021	2020	2019	2018	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in school/grace/deferment	$1,601	7,311	1,784	3,093	—	1,614	15,403
Loans in forbearance	—	—	368	632	47	1,400	2,447
Loans in repayment status:
Loans current	3,947	3,071	57,126	44,044	410	141,670	250,268
Loans delinquent 31-60 days	—	—	104	421	—	1,455	1,980
Loans delinquent 61-90 days	—	20	52	—	—	710	782
Loans delinquent 91 days or greater	—	7	111	79	—	1,866	2,063
Total loans in repayment	3,947	3,098	57,393	44,544	410	145,701	255,093
Total private education loans	$5,548	10,409	59,545	48,269	457	148,715	272,943
Accrued interest receivable							2,058
Loan premium, net of unamortized discount							94
Allowance for loan losses							(15,253)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$259,842

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$16	38	—	—	10	—	64
Loans in repayment status:
Loans current	101,890	40,772	1,865	3,118	3,130	37	150,812
Loans delinquent 31-60 days	163	219	26	60	44	3	515
Loans delinquent 61-90 days	151	194	14	46	30	—	435
Loans delinquent 91 days or greater	68	119	16	196	358	—	757
Total loans in repayment	102,272	41,304	1,921	3,420	3,562	40	152,519
Total consumer and other loans	$102,288	41,342	1,921	3,420	3,572	40	152,583
Accrued interest receivable							1,376
Loan discount, net of unamortized premiums							(1,965)
Allowance for loan losses							(10,576)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$141,418

Private education loans - Nelnet Bank (a):
Loans in school/grace/deferment	$863	297	—	—	—	—	1,160
Loans in forbearance	665	440	131	—	—	—	1,236
Loans in repayment status:
Loans current	192,101	141,840	9,207	—	—	—	343,148
Loans delinquent 30-59 days	—	169	—	—	—	—	169
Loans delinquent 60-89 days	53	359	—	—	—	—	412
Loans delinquent 90 days or greater	—	—	—	—	—	—	—
Total loans in repayment	192,154	142,368	9,207	—	—	—	343,729
Total private education loans	$193,682	143,105	9,338	—	—	—	346,125
Accrued interest receivable							539
Deferred origination costs							5,909
Allowance for loan losses							(1,744)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$350,829
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$14,323,434	1.22% - 3.62%	2/27/28 - 9/25/69
Bonds and notes based on auction	221,385	0.00% - 2.30%	3/32/32 - 8/27/46
Total FFELP variable-rate bonds and notes	14,544,819
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	703,600	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	4,618	1.64%	11/22/23
Private education loan warehouse facility	89,466	1.71%	10/31/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	24,737	3.10% / 3.37%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	25,200	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	393,480	2.41%	5/4/23
Repurchase agreements	500,690	0.97% - 2.81%	8/8/22 - 11/27/24
	16,286,610
Discount on bonds and notes payable and debt issuance costs	(171,341)
Total	$16,115,269

	As of December 31, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$15,887,295	0.23% - 2.10%	5/27/25 - 9/25/69
Bonds and notes based on auction	248,550	0.00% - 1.09%	3/22/32 - 8/27/46
Total FFELP variable-rate bonds and notes	16,135,845
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	772,935	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	5,048	0.21%	5/22/23
Private education loan warehouse facility	107,011	0.24%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	31,818	1.65% / 1.85%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	28,613	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	253,969	0.78%	5/4/22
Repurchase agreements	483,848	0.66% - 1.46%	5/27/22 - 12/20/23
Secured line of credit	5,000	1.91%	5/30/22
	17,824,087
Discount on bonds and notes payable and debt issuance costs	(192,998)
Total	$17,631,089

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
FFELP loan warehouse facility
As of June 30, 2022, the Company’s FFELP warehouse facility had an aggregate maximum financing amount available of $25.0 million that was reduced from $60.0 million per a May 23, 2022 amendment to the facility. The May 2022 amendment also extended the liquidity provisions and final maturity to November 22, 2022 and November 22, 2023, respectively. As of June 30, 2022, $4.6 million was outstanding under this facility, $20.4 million was available for future funding, and the Company had $0.3 million advanced as equity support.
Private education loan warehouse facility
As of June 30, 2022, the Company's private education warehouse facility had an aggregate maximum financing amount available of $175.0 million and an advance rate of 80 to 90 percent. On June 30, 2022, the Company amended the facility to extend the liquidity provisions through October 31, 2022 and final maturity date to October 31, 2023. As of June 30, 2022, $89.5 million was outstanding under this warehouse facility, $85.5 million was available for future funding, and the Company had $10.1 million advanced as equity support.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of June 30, 2022, no amount was outstanding on the line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of June 30, 2022, $393.4 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2022, the agreement automatically renewed for another year through May 4, 2023. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheet as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing.
See note 5 for additional information about the FFELP loan asset-backed securities investments serving as collateral under this participation agreement.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities. The first agreement has various maturity dates through November 27, 2024 or earlier if either party provides 180 days’ prior written notice, and the second agreement has various maturity dates through January 13, 2023. Included in “bonds and notes payable” as of June 30, 2022 was $228.5 million subject to the first agreement and $272.2 million subject to the second agreement.
See note 5 and below under "Debt Repurchases" for additional information about the private education and FFELP loan asset-backed securities investments, respectively, serving as collateral for these repurchase agreements.
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

Debt Repurchases
During the three and six months ended June 30, 2022, the Company repurchased $36.7 million and $55.2 million, respectively, of its own debt and recognized gains of $1.0 million and $1.1 million, respectively. During the second quarter of 2021, the Company repurchased $19.8 million of its own debt and recognized a loss of $0.7 million.
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2022, the Company holds $431.2 million (par value) of its own FFELP asset-backed securities. As of June 30, 2022, $206.9 million (par value) of the Company's repurchased FFELP loan asset-backed securities were serving as collateral on amounts outstanding under the Company's repurchase agreements (as discussed above).
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2021 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2022 and December 31, 2021 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of June 30, 2022 and December 31, 2021, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	June 30, 2022	December 31, 2021
2022	$1,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$4,900,000	5,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2022 and December 31, 2021 was one-month LIBOR plus 9.4 basis points and 9.1 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2022		As of December 31, 2021
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2022	$—	—%	$500,000	0.94%
2023	250,000	0.32	900,000	0.62
2024	2,250,000	0.35	2,500,000	0.35
2025	—	—	500,000	0.35
2026	500,000	1.02	500,000	1.02
2031	100,000	1.53	100,000	1.53
	$3,100,000	0.49%	$5,000,000	0.55%
(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.

In March 2022, the Company terminated $650 million in notional amount of derivatives ($500 million and $150 million that had maturity dates in 2022 and 2023, respectively) for net payments of $0.1 million. On April 29, 2022, the Company terminated $1.25 billion in notional amount of derivatives ($500 million, $250 million, and $500 million that had maturity dates in 2023, 2024, and 2025, respectively) for total proceeds of $68.1 million.
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Settlements:
1:3 basis swaps	$931	(221)	1,327	(240)
Interest rate swaps - floor income hedges	3,692	(5,153)	487	(9,438)
Total settlements - income (expense)	4,623	(5,374)	1,814	(9,678)
Change in fair value:
1:3 basis swaps	(148)	(1,106)	741	1,693
Interest rate swaps - floor income hedges	40,549	(509)	185,394	35,501
Total change in fair value - income (expense)	40,401	(1,615)	186,135	37,194
Derivative market value adjustments and derivative settlements, net - income (expense)	$45,024	(6,989)	187,949	27,516

5.  Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of June 30, 2022				As of December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
FFELP loan asset-backed securities- available-for-sale (b)	$821,154	4,509	(16,028)	809,635	480,691	14,710	(719)	494,682
Private education loan asset-backed securities - available-for-sale (c)	366,602	—	(28,161)	338,441	414,286	507	(2,241)	412,552
Other debt securities - available-for-sale	148,686	24	(2,249)	146,461	22,435	—	—	22,435
Total available-for-sale debt securities	$1,336,442	4,533	(46,438)	1,294,537	917,412	15,217	(2,960)	929,669
Equity securities				36,945				71,986
Total investments (at fair value)				1,331,482				1,001,655
Other Investments (not measured at fair value):
Other debt securities - held-to-maturity				8,200				8,200
Venture capital and funds:
Measurement alternative				159,332				157,609
Equity method				82,147				67,840
Total venture capital and funds				241,479				225,449
Real estate:
Equity method				57,532				47,226
Notes receivable				5,069				—
Total real estate				62,601				47,226
Investment in ALLO:
Voting interest/equity method (d)				91,832				87,247
Preferred membership interest and accrued and unpaid preferred return (e)				141,599				137,342
Total investment in ALLO				233,431				224,589
Beneficial interest in loan securitizations (f):
Private education loans, including accrued interest				77,308				66,008
Consumer loans				26,197				28,366
Federally insured student loans				24,300				25,768
Total beneficial interest in loan securitizations				127,805				120,142
Solar (g)				(54,499)				(42,457)
Notes receivable				33,012				—
Tax liens, affordable housing, and other				4,939				4,115
Total investments (not measured at fair value)				656,968				587,264
Total investments and notes receivable				$1,988,450				$1,588,919

(a)    As of June 30, 2022, the aggregate fair value of available-for-sale debt securities with unrealized losses was $1.1 billion. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.
(b)    As of June 30, 2022, $393.4 million (par value) of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Participation Agreement."
(c)    The Company's private education loan asset-backed securities portfolio is subject to repurchase agreements with third parties, as discussed in note 3 under “Repurchase Agreements.”
(d)    On February 25, 2022, the Company contributed $34.7 million of additional equity to ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO"). As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change.
The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. During the three months ended June 30, 2022 and 2021, the Company recognized a pre-tax loss of $16.9 million and income of $1.1 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment, and during the six months ended June 30, 2022 and 2021, the Company recognized pre-tax losses of $30.1 million and $21.1 million, respectively. Income and losses from the Company's investment in ALLO are included in "other" in "other income/expense" on the consolidated statements of income. In the second quarter of 2021, the Company revised its accounting policy to correct for an error in its method of applying the HLBV method of accounting for its investment in ALLO. Prior to the second quarter of 2021, the Company calculated Nelnet’s liquidation basis in ALLO under the HLBV method by using Nelnet’s proportionate share of tax losses and amortizing any basis difference using tax methods. The Company determined that Nelnet’s liquidation basis in ALLO under the HLBV method should equal ALLO’s GAAP losses and amortization of any basis difference should use book lives. During the second quarter of 2021, the Company recorded an adjustment to reflect the cumulative net impact on prior periods (since the deconsolidation of ALLO on December 21, 2020) for the correction of this error that resulted in a $14.0 million increase to the Company’s ALLO investment balance and a corresponding pre-tax increase to other income. The Company concluded this error had an immaterial impact on 2021 results as well as the results for prior periods.
(e)    As of June 30, 2022, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $137.3 million and $4.3 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25 percent. The Company recognized pre-tax income on its ALLO preferred membership interests of $2.1 million and $2.0 million during the three months ended June 30, 2022 and 2021, respectively, and $4.3 million during both the six months ended June 30, 2022 and 2021. This income is included in "other" in "other income/expense" on the consolidated statements of income.
(f)    The Company has partial ownership in certain private education, consumer, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2022, the Company's ownership correlates to approximately $650 million, $160 million, and $430 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations.
(g)    As of June 30, 2022, the Company has funded a total of $241.3 million in solar investments, which includes $71.4 million funded by syndication partners. The carrying value of the Company’s solar investments are reduced by tax credits earned when the solar project is placed in service. The solar investment balance at June 30, 2022 represents the sum of total tax credits earned on solar projects placed in service through June 30, 2022 and the calculated HLBV net losses being larger than total payments made by the Company on such projects. As of June 30, 2022, the Company is committed to fund an additional $51.9 million on these projects, of which $43.1 million will be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized pre-tax losses on its solar investments of $1.9 million and $2.3 million during the three months ended June 30, 2022 and 2021, respectively, and $2.9 million and $4.0 million during the six months ended June 30, 2022 and 2021, respectively. These losses are included in “other” in "other income/expense" on the consolidated statements of income. Losses from solar investments include losses attributable to third-party minority interest investors (syndication partners) that are included in “net loss attributable to noncontrolling interests” in the consolidated statements of income. Solar losses attributed to minority investors was $2.0 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively.
Impairment Expense
During the second quarter of 2022, the Company recorded an impairment charge of $5.4 million related primarily to one of its venture capital investments accounted for under the measurement alternative method. The impairment expense is included in "impairment expense and provision for beneficial interests, net" on the consolidated statements of income.

6. Business Combination
NGWeb Solutions, LLC
On April 30, 2022, the Company acquired 30 percent of the ownership interests of NGWeb Solutions, LLC ("NextGen") for total cash consideration of $9.2 million. NextGen provides software solutions primarily to higher education institutions to enable administrators to efficiently manage online forms, scholarships, employment, online timesheets, and other specialized processes that require signed authorizations and interactions with student information.
Prior to the acquisition, the Company owned 50 percent of the ownership interests of NextGen and accounted for this investment under the equity method. As a result of the acquisition, the previously held 50 percent ownership interests was remeasured to its fair value as of the April 30, 2022 date of acquisition of the additional 30 percent of the ownership interests, resulting in a $15.2 million revaluation gain, which is included in "other" in "other income/expense" on the consolidated statements of income. For segment reporting, this gain is included in "Corporate and Other Activities." Subsequent to the acquisition, the Company will consolidate the operating results of NextGen and such results will be included in the Education Technology, Services, and Payment Processing reportable segment.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets and liabilities related to NextGen are subject to refinement as the Company completes its analysis relative to the fair values at the date of acquisition.

Cash and cash equivalents	$1,885
Accounts receivable	1,315
Property and equipment	800
Other assets	201
Intangible assets	23,395
Excess cost over fair value of net assets acquired (goodwill)	7,025
Other liabilities	(3,937)
Net assets acquired	30,684
Minority interest	(6,137)
Remeasurement of previously held investment	(15,342)
Total consideration paid by the Company	$9,205
The $23.4 million of acquired intangible assets is made up of computer software of $18.8 million (5-year useful life) and customer relationships of $4.6 million (7-year useful life).

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of June 30, 2022 (months)
		As of	As of
		June 30, 2022	December 31, 2021
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $47,328 and $97,398, respectively)	96	$48,552	47,894
Computer software (net of accumulated amortization of $3,411 and $3,669, respectively)	52	21,534	4,135
Total - amortizable intangible assets, net	82	$70,086	52,029
The Company recorded amortization expense on its intangible assets of $2.9 million and $8.3 million during the three months ended June 30, 2022 and 2021, respectively, and $5.3 million and $16.6 million during the six months ended June 30, 2022 and 2021, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2022, the Company estimates it will record amortization expense as follows:

2022 (July 1 - December 31)	$7,176
2023	14,243
2024	11,870
2025	9,057
2026	8,930
2027 and thereafter	18,810
$70,086

8. Goodwill
The carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Balance as of December 31, 2021 and March 31, 2022	$23,639	76,570	41,883	—	—	142,092
Goodwill acquired	—	7,025	—	—	—	7,025
Balance as of June 30, 2022	$23,639	83,595	41,883	—	—	149,117

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

	Three months ended June 30,
	2022			2021
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$83,485	1,644	85,129	82,479	1,388	83,867
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,981,990	728,224	37,710,214	38,100,092	641,394	38,741,486
Earnings per share - basic and diluted	$2.26	2.26	2.26	2.16	2.16	2.16
	Six months ended June 30,
	2022			2021
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$266,735	5,041	271,776	204,209	3,256	207,465
Denominator:
Weighted-average common shares outstanding - basic and diluted	37,172,606	702,502	37,875,108	38,065,869	607,033	38,672,902
Earnings per share - basic and diluted	$7.18	7.18	7.18	5.36	5.36	5.36

10.  Segment Reporting
See note 15 of the notes to consolidated financial statements included in the 2021 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$246	874	140,396	5,212	6,235	(1,376)	151,587
Interest expense	20	—	69,708	1,639	3,652	(1,376)	73,642
Net interest income	226	874	70,688	3,573	2,583	—	77,945
Less provision (negative provision) for loan losses	—	—	8,827	582	—	—	9,409
Net interest income after provision for loan losses	226	874	61,861	2,991	2,583	—	68,536
Other income/expense:
Loan servicing and systems revenue	124,873	—	—	—	—	—	124,873
Intersegment revenue	8,381	7	—	—	—	(8,388)	—
Education technology, services, and payment processing revenue	—	91,031	—	—	—	—	91,031
Other	611	—	5,133	157	6,747	—	12,647
Gain on sale of loans	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests, net	—	—	—	—	(6,284)	—	(6,284)
Derivative settlements, net	—	—	4,623	—	—	—	4,623
Derivative market value adjustments, net	—	—	40,401	—	—	—	40,401
Total other income/expense	133,865	91,038	50,157	157	463	(8,388)	267,291
Cost of services	—	30,852	—	—	—	—	30,852
Operating expenses:
Salaries and benefits	83,220	32,120	614	1,714	23,729	—	141,398
Depreciation and amortization	5,318	2,698	—	4	10,230	—	18,250
Other expenses	13,507	6,750	3,543	899	12,241	—	36,940
Intersegment expenses, net	18,558	4,805	8,513	57	(23,545)	(8,388)	—
Total operating expenses	120,603	46,373	12,670	2,674	22,655	(8,388)	196,588
Income (loss) before income taxes	13,488	14,687	99,348	474	(19,609)	—	108,387
Income tax (expense) benefit	(3,237)	(3,525)	(23,844)	(106)	5,228	—	(25,483)
Net income (loss)	10,251	11,162	75,504	368	(14,381)	—	82,904
Net loss attributable to noncontrolling interests	—	53	—	—	2,172	—	2,225
Net income (loss) attributable to Nelnet, Inc.	$10,251	11,215	75,504	368	(12,209)	—	85,129

Total assets as of June 30, 2022	$240,437	546,235	17,388,228	864,659	2,273,216	(688,762)	20,624,013

	Three months ended June 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$30	210	129,965	2,041	1,524	(187)	133,583
Interest expense	23	—	48,670	392	1,093	(187)	49,991
Net interest income	7	210	81,295	1,649	431	—	83,592
Less provision (negative provision) for loan losses	—	—	305	69	—	—	374
Net interest income after provision for loan losses	7	210	80,990	1,580	431	—	83,218
Other income/expense:
Loan servicing and systems revenue	112,094	—	—	—	—	—	112,094
Intersegment revenue	8,480	3	—	—	—	(8,483)	—
Education technology, services, and payment processing revenue	—	76,702	—	—	—	—	76,702
Other	701	—	2,316	4	19,900	—	22,921
Gain on sale of loans	—	—	15,271	—	—	—	15,271
Impairment expense and provision for beneficial interests, net	—	—	—	—	(500)	—	(500)
Derivative settlements, net	—	—	(5,374)	—	—	—	(5,374)
Derivative market value adjustments, net	—	—	(1,615)	—	—	—	(1,615)
Total other income/expense	121,275	76,705	10,598	4	19,400	(8,483)	219,499
Cost of services	—	21,676	—	—	—	—	21,676
Operating expenses:
Salaries and benefits	68,388	27,094	556	1,578	21,351	—	118,968
Depreciation and amortization	7,974	2,956	—	—	9,305	—	20,236
Other expenses	13,273	4,437	3,567	237	11,074	—	32,587
Intersegment expenses, net	16,134	3,520	8,549	37	(19,757)	(8,483)	—
Total operating expenses	105,769	38,007	12,672	1,852	21,973	(8,483)	171,791
Income (loss) before income taxes	15,513	17,232	78,916	(268)	(2,142)	—	109,250
Income tax (expense) benefit	(3,723)	(4,136)	(18,940)	64	497	—	(26,237)
Net income (loss)	11,790	13,096	59,976	(204)	(1,645)	—	83,013
Net loss attributable to noncontrolling interests	—	—	—	—	854	—	854
Net income (loss) attributable to Nelnet, Inc.	$11,790	13,096	59,976	(204)	(791)	—	83,867

Total assets as of June 30, 2021	$205,214	424,079	20,783,755	407,611	1,489,212	(281,008)	23,028,863

	Six months ended June 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$313	1,213	258,994	8,241	10,227	(2,205)	276,783
Interest expense	44	—	115,711	2,494	5,678	(2,205)	121,721
Net interest income	269	1,213	143,283	5,747	4,549	—	155,062
Less provision (negative provision) for loan losses	—	—	7,963	1,011	—	—	8,974
Net interest income after provision for loan losses	269	1,213	135,320	4,736	4,549	—	146,088
Other income/expense:
Loan servicing and systems revenue	261,241	—	—	—	—	—	261,241
Intersegment revenue	16,860	10	—	—	—	(16,870)	—
Education technology, services, and payment processing revenue	—	203,317	—	—	—	—	203,317
Other	1,350	—	11,644	1,659	7,872	—	22,524
Gain on sale of loans	—	—	2,989	—	—	—	2,989
Impairment expense and provision for beneficial interests, net	—	—	—	—	(6,284)	—	(6,284)
Derivative settlements, net	—	—	1,814	—	—	—	1,814
Derivative market value adjustments, net	—	—	186,135	—	—	—	186,135
Total other income/expense	279,451	203,327	202,582	1,659	1,588	(16,870)	671,736
Cost of services	—	66,397	—	—	—	—	66,397
Operating expenses:
Salaries and benefits	175,192	63,406	1,205	3,268	47,742	—	290,813
Depreciation and amortization	10,272	5,013	—	7	19,914	—	35,206
Other expenses	29,721	12,514	6,576	1,584	26,045	—	76,439
Intersegment expenses, net	38,955	9,410	17,344	102	(48,941)	(16,870)	—
Total operating expenses	254,140	90,343	25,125	4,961	44,760	(16,870)	402,458
Income (loss) before income taxes	25,580	47,800	312,777	1,434	(38,623)	—	348,969
Income tax (expense) benefit	(6,139)	(11,472)	(75,066)	(328)	11,826	—	(81,180)
Net income (loss)	19,441	36,328	237,711	1,106	(26,797)	—	267,789
Net loss attributable to noncontrolling interests	—	53	—	—	3,934	—	3,987
Net income (loss) attributable to Nelnet, Inc.	$19,441	36,381	237,711	1,106	(22,863)	—	271,776

Total assets as of June 30, 2022	$240,437	546,235	17,388,228	864,659	2,273,216	(688,762)	20,624,013

	Six months ended June 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$63	473	256,367	3,418	2,770	(405)	262,686
Interest expense	47	—	75,620	586	1,916	(405)	77,764
Net interest income	16	473	180,747	2,832	854	—	184,922
Less provision (negative provision) for loan losses	—	—	(17,165)	491	—	—	(16,674)
Net interest income after provision for loan losses	16	473	197,912	2,341	854	—	201,596
Other income/expense:
Loan servicing and systems revenue	223,611	—	—	—	—	—	223,611
Intersegment revenue	16,748	6	—	—	—	(16,754)	—
Education technology, services, and payment processing revenue	—	171,960	—	—	—	—	171,960
Other	1,814	—	2,760	26	13,716	—	18,317
Gain on sale of loans	—	—	15,271	—	—	—	15,271
Impairment expense and provision for beneficial interests, net	—	—	2,436	—	(500)	—	1,936
Derivative settlements, net	—	—	(9,678)	—	—	—	(9,678)
Derivative market value adjustments, net	—	—	37,194	—	—	—	37,194
Total other income/expense	242,173	171,966	47,983	26	13,216	(16,754)	458,611
Cost of services	—	48,728	—	—	—	—	48,728
Operating expenses:
Salaries and benefits	134,846	53,035	1,051	3,065	42,761	—	234,759
Depreciation and amortization	16,166	6,027	—	—	18,225	—	40,419
Other expenses	26,557	9,259	7,344	781	25,346	—	69,286
Intersegment expenses, net	33,024	7,184	16,976	40	(40,470)	(16,754)	—
Total operating expenses	210,593	75,505	25,371	3,886	45,862	(16,754)	344,464
Income (loss) before income taxes	31,596	48,206	220,524	(1,519)	(31,792)	—	267,015
Income tax (expense) benefit	(7,583)	(11,570)	(52,926)	351	10,630	—	(61,098)
Net income (loss)	24,013	36,636	167,598	(1,168)	(21,162)	—	205,917
Net loss attributable to noncontrolling interests	—	—	—	—	1,548	—	1,548
Net income (loss) attributable to Nelnet, Inc.	$24,013	36,636	167,598	(1,168)	(19,614)	—	207,465

Total assets as of June 30, 2021	$205,214	424,079	20,783,755	407,611	1,489,212	(281,008)	23,028,863

11. Disaggregated Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Government servicing	$98,815	79,239	207,940	157,413
Private education and consumer loan servicing	12,122	12,816	24,995	21,364
FFELP servicing	4,011	4,703	8,259	9,373
Software services	7,907	7,374	15,308	15,827
Outsourced services and other	2,018	7,962	4,739	19,634
Loan servicing and systems revenue	$124,873	112,094	261,241	223,611
Education Technology, Services, and Payment Processing

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Tuition payment plan services	$27,637	26,538	58,352	56,088
Payment processing	27,968	25,008	66,039	58,046
Education technology and services	34,956	24,930	78,207	57,457
Other	470	226	719	369
Education technology, services, and payment processing revenue	$91,031	76,702	203,317	171,960
Other Income/Expense
The following table provides the components of "other" in "other income/expense" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income/gains from investments, net	$18,127	15,591	29,983	24,089
Borrower late fee income	2,436	744	4,867	1,184
ALLO preferred return	2,140	2,020	4,257	4,342
Administration/sponsor fee income	2,012	—	4,134	—
Investment advisory services	1,482	1,145	2,764	3,842
Loss from ALLO voting membership interest investment	(16,941)	1,094	(30,071)	(21,125)
Loss from solar investments	(1,854)	(2,302)	(2,884)	(3,982)
Other	5,245	4,629	9,474	9,967
	$12,647	22,921	22,524	18,317
12.  Major Customer
The Company earns loan servicing revenue from servicing contracts with the Department. Revenues earned by the Company related to these contracts are set forth in the "Government servicing" line item of the "Loan Servicing and Systems" table in note 11.
The Company's student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution ("USDS") for the new servicing framework. The Company responded to the USDS solicitation. The Company cannot predict the timing, nature, or ultimate outcome of this or any other contract procurement process by the Department.

13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2022			As of December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
FFELP loan asset-backed debt securities - available-for-sale	$—	809,635	809,635	—	494,682	494,682
Private education loan asset-backed debt securities - available-for-sale	—	338,441	338,441	—	412,552	412,552
Other debt securities - available-for-sale	100	146,361	146,461	100	22,335	22,435
Equity securities	7,298	—	7,298	63,154	—	63,154
Equity securities measured at net asset value (a)			29,647			8,832
Total investments	7,398	1,294,437	1,331,482	63,254	929,569	1,001,655
Total assets	$7,398	1,294,437	1,331,482	63,254	929,569	1,001,655
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$16,533,011	16,135,653	—	—	16,533,011
Accrued loan interest receivable	780,691	780,691	—	780,691	—
Cash and cash equivalents	128,499	128,499	128,499	—	—
Investments (at fair value)	1,331,482	1,331,482	7,398	1,294,437	—
Beneficial interest in loan securitizations	137,726	127,805	—	—	137,726
Restricted cash	754,693	754,693	754,693	—	—
Restricted cash – due to customers	290,850	290,850	290,850	—	—
Financial liabilities:
Bonds and notes payable	15,765,820	16,115,269	—	15,765,820	—
Accrued interest payable	12,963	12,963	—	12,963	—
Bank deposits	566,293	588,474	208,003	358,290	—
Due to customers	409,476	409,476	409,476	—	—

	As of December 31, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$18,576,272	17,546,645	—	—	18,576,272
Accrued loan interest receivable	788,552	788,552	—	788,552	—
Cash and cash equivalents	125,563	125,563	125,563	—	—
Investments (at fair value)	1,001,655	1,001,655	63,254	929,569	—
Beneficial interest in loan securitizations	142,391	120,142	—	—	142,391
Restricted cash	741,981	741,981	741,981	—	—
Restricted cash – due to customers	326,645	326,645	326,645	—	—
Financial liabilities:
Bonds and notes payable	17,819,902	17,631,089	—	17,819,902	—
Accrued interest payable	4,566	4,566	—	4,566	—
Bank deposits	342,463	344,315	184,897	157,566	—
Due to customers	366,002	366,002	366,002	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 22 of the notes to consolidated financial statements included in the 2021 Annual Report.

14. Subsequent Event
On July 1, 2022, the Company acquired 80 percent of the outstanding ownership interests of GRNE-Nelnet, LLC ("GRNE") and its affiliate ENRG-Nelnet, LLC ("ENRG") for $29.7 million in cash. GRNE designs and installs residential, commercial, and utility-scale solar systems in the Midwest. ENRG owns certain assets that generate and sell solar energy. The operating results of GRNE and ENRG will be included in the Company's consolidated results of operations beginning July 1, 2022.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2022 and 2021. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2021 Annual Report, the "Risk Factors" section of this report, and elsewhere in this report, and include such risks and uncertainties as:
•risks and uncertainties related to the severity, magnitude, and duration of the coronavirus disease 2019 (“COVID-19”) pandemic, including changes in the macroeconomic environment and consumer behavior, restrictions on various activities intended to combat the pandemic, and volatility in market conditions resulting from the pandemic, including interest rates, the value of equities, and other financial assets;
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
•loan portfolio risks such as interest rate basis and repricing risk resulting from the fact that the interest rate characteristics of the student loan assets do not match the interest rate characteristics of the funding for those assets, the risk of loss of floor income on certain student loans originated under the FFEL Program, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, consumer, and other loans, or investment interests therein, and initiatives to purchase additional FFELP, private education, consumer, and other loans, and risks from changes in levels of loan prepayment or default rates;
•financing and liquidity risks, including risks of changes in the interest rate environment, such as risks from the recent increases in interest rates resulting from inflationary pressures and the transition from LIBOR to an alternative reference rate, and changes in the securitization and other financing markets for loans, including adverse changes resulting from recent market volatility resulting from rising interest rates and other economic pressures and from unanticipated repayment trends on student loans in the Company's securitization trusts that could accelerate or delay repayment of the associated bonds, which may increase the costs or limit the availability of financings necessary to purchase, refinance, or continue to hold student loans;
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

OVERVIEW
The Company is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology, services, and payment processing, and the Company also has a significant investment in communications. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in early-stage and emerging growth companies, real estate, and renewable energy (solar). The Company is also actively expanding its private education, consumer, and other loan portfolios, and in November 2020 launched Nelnet Bank.
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
GAAP net income attributable to Nelnet, Inc.	$85,129	83,867	271,776	207,465
Realized and unrealized derivative market value adjustments	(40,401)	1,615	(186,135)	(37,194)
Tax effect (a)	9,696	(388)	44,672	8,927
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$54,424	85,094	130,313	179,198

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.26	2.16	7.18	5.36
Realized and unrealized derivative market value adjustments	(1.07)	0.04	(4.91)	(0.96)
Tax effect (a)	0.25	—	1.17	0.23
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.44	2.20	3.44	4.63
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
The information below provides the operating results (income (loss) before income taxes) for each reportable operating segment and Corporate and Other Activities for the three and six months ended June 30, 2022 and 2021. See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.

	Three months ended June 30,
	2022	2021	Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
NDS	$13,488	15,513
NBS	14,687	17,232
AGM	99,348	78,916
•A net gain of $40.4 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the second quarter of 2022 as compared to a net loss of $1.6 million for the same period in 2021
•An increase of $8.2 million in net interest income due to an increase in FFELP core loan spread in 2022 as compared to 2021
•A decrease of $10.1 million in net interest income due to the decrease in the average balance of FFELP loans in the second quarter of 2022 as compared to 2021
•The recognition of an $8.8 million provision for loan losses in the second quarter of 2022, as compared to $0.3 million for the same period in 2021
•The recognition of a gain of $15.3 million on the sale of loans during the second quarter of 2021

Nelnet Bank	474	(268)
Corporate	(19,609)	(2,142)
•The recognition of a net loss of $16.9 million for the second quarter of 2022 related to the Company’s investment in ALLO, as compared to net income of $1.1 million for the same period in 2021. During the second quarter of 2021, the Company recorded an adjustment to reflect the cumulative net impact on prior periods (since the deconsolidation of ALLO on December 21, 2020) for the correction of an error that resulted in a $14.0 million increase to the Company’s ALLO investment balance and a corresponding pre-tax increase to income.
•The recognition of an impairment charge of $6.3 million in the second quarter of 2022 related primarily to a venture capital investment and certain real estate leases (as the Company continues to downsize its facility footprint as a result of associates working from home)
•The recognition of a $15.2 million gain in the second quarter of 2022 as a result of the revaluation of the Company's previously held 50 percent ownership interests in NGWeb Solutions, LLC ("NextGen") (previously accounted for under the equity method) as a result of the Company purchasing an additional 30 percent ownership interests
•Investment income of $3.1 million in the second quarter of 2022 as compared to $14.3 million for the same period in 2021. During the second quarter of 2021, the Company recognized realized and unrealized gains from certain real estate and venture capital investments, including realized gains of $6.0 million from the sale of certain real estate investments.

Income before income taxes	108,387	109,250
Income tax expense	(25,483)	(26,237)
Net loss attributable to noncontrolling interests	2,225	854
Net income	$85,129	83,867

	Six months ended June 30,
	2022	2021	Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
NDS	$25,580	31,596
NBS	47,800	48,206
AGM	312,777	220,524
•A net gain of $186.1 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the first half of 2022 as compared to a net gain of $37.2 million for the same period in 2021
•A decrease of $23.8 million in interest expense during the first quarter of 2021 as a result of the Company reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid
•The recognition of provision for loan losses of $8.0 million in the first half of 2022 as compared to negative provision of $17.2 million for the same period in 2021
•The recognition of a gain of $15.3 million on the sale of loans during the second quarter of 2021
•An increase of $8.4 million in net interest income due to an increase in FFELP core loan spread in 2022 as compared to 2021
•A decrease of $18.4 million in net interest income due to the decrease in the average balance of FFELP loans in the first half of 2022 as compared to 2021
•An increase of $6.3 million in investment interest income in 2022 as compared to 2021 primarily related to AGM's investments in private education loan beneficial interests obtained throughout 2021 as securitizations were being completed by the joint venture to purchase and securitize loans sold by Wells Fargo, and an increase of $4.1 million in revenue recognized during the first half of 2022 from serving as administrator and sponsor for such securitizations

Nelnet Bank	1,434	(1,519)
Corporate	(38,623)	(31,792)
•The recognition of a net loss of $30.1 million for the first half of 2022 related to the Company’s investment in ALLO, as compared to a net loss of $21.1 million for the same period in 2021
•The recognition of a $15.2 million gain in the second quarter of 2022 as a result of the revaluation of the Company's previously held 50 percent ownership interests in NextGen (previously accounted for under the equity method) as a result of the Company purchasing an additional 30 percent ownership interests
•Investment income of $11.9 million for the first half of 2022 as compared to $22.8 million for the same period in 2021. During the first half of 2021, the Company recognized realized and unrealized gains from certain real estate and venture capital investments, including realized gains of $11.1 million from the sale of certain real estate investments.
•The recognition of an impairment charge of $6.3 million in the second quarter of 2022 related primarily to a venture capital investment and certain real estate leases (as the Company continues to downsize its facility footprint as a result of associates working from home)

Income before income taxes	348,969	267,015
Income tax expense	(81,180)	(61,098)
Net loss attributable to noncontrolling interests	3,987	1,548
Net income	$271,776	207,465
Recent Developments
On April 19, 2022, the Department issued a press release, and the Department’s Office of Federal Student Aid (“FSA”) posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment (“IDR”) plans for federal student loans. In the announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan before the Department completes implementation of these changes, which the Department estimates to be no sooner than January 1, 2023. In addition, on July 6, 2022, the Department announced the issuance of proposed regulations that would expand major student loan discharge programs under the Higher Education Act through changes related to borrower defense to repayment where there is a dispute with the higher education institution, the Public Service Loan Forgiveness program under the Federal Direct Loan Program, the interest capitalization rules, and closed school discharges, as well as other matters, which changes may also result in an increase in consolidations of FFELP loans into Federal Direct Loan Program loans. The announced changes have increased, and the Company currently believes these announced changes may continue to increase, FFEL Program loan prepayments. In addition, if the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could also increase prepayments.

A significant increase in FFEL Program loan prepayments could have a materially adverse impact in future periods on the Company’s net interest income in its AGM operating segment, FFELP servicing revenue in the Company’s LSS operating segment, investment advisory services revenue earned by the Company’s SEC-registered investment advisor subsidiary (Whitetail Rock Capital Management, LLC) on FFELP loan asset-backed securities under management, and interest income earned on the Company’s FFELP loan asset-backed securities investments. In addition, student loan forgiveness or discharge under the Federal Direct Loan Program as a result of the changes described in the announcements and proposals could have a materially adverse impact on future revenue earned by the LSS operating segment under the Company’s government servicing contracts, including software services revenue earned by the Company in providing remote hosted services to other government servicers.
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
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and six months ended June 30, 2022 compared to the same periods in 2021 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021	Additional information
Loan interest	$134,706	122,005	246,083	246,123	Increase for the three months ended June 30, 2022 compared to the same period in 2021 was due primarily to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and in gross fixed rate floor income. For the six months ended June 30, 2022 compared to the same period in 2021, the decrease in the average balance of loans and in gross fixed rate floor income offset the increase in the gross yield earned on loans.
Investment interest	16,881	11,578	30,700	16,563	Includes income from interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to an increase in interest earning investments and an increase in interest rates in 2022 as compared to 2021.
Total interest income	151,587	133,583	276,783	262,686
Interest expense	73,642	49,991	121,721	77,764
Interest expense increased in 2022 as compared to 2021 due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013.

Net interest income	77,945	83,592	155,062	184,922
Less provision (negative provision) for loan losses	9,409	374	8,974	(16,674)
Represents the current period provision (negative provision) to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the activity in the Company's allowance for loan losses.

Net interest income after provision for loan losses	68,536	83,218	146,088	201,596
Other income/expense:
LSS revenue	124,873	112,094	261,241	223,611	See LSS operating segment - results of operations.
ETS&PP revenue	91,031	76,702	203,317	171,960	See ETS&PP operating segment - results of operations.
Other	12,647	22,921	22,524	18,317	See table below for the components of "other."
Gain on sale of loans	—	15,271	2,989	15,271
The Company sold $18.1 million (par value) and $77.4 million (par value) of consumer loans in January 2022 and May 2021, respectively, and recognized gains of $3.0 million and $15.3 million, respectively.

Impairment expense and provision for beneficial interests, net	(6,284)	(500)	(6,284)	1,936	During the second quarter of 2022, the Company recorded impairment expense related primarily to a venture capital investment and certain real estate leases.
Derivative settlements, net	4,623	(5,374)	1,814	(9,678)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See AGM operating segment - results of operations.
Derivative market value adjustments, net	40,401	(1,615)	186,135	37,194	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	267,291	219,499	671,736	458,611
Cost to provide education technology, services, and payment processing services	30,852	21,676	66,397	48,728
Represents primarily direct costs to provide payment processing and instructional services in the ETS&PP operating segment. Increase in 2022 compared to 2021 was primarily due to additional instructional services costs. See ETS&PP operating segment - results of operations.

Operating expenses:
Salaries and benefits	141,398	118,968	290,813	234,759	Increase was due to an increase in headcount in the (i) LSS operating segment as the Company prepares for the resumption of federal student loan payments and other activities after the CARES Act suspension expires on August 31, 2022; and (ii) ETS&PP operating segment to support the growth of its customer base and the investment in the development of new technologies.
Depreciation and amortization	18,250	20,236	35,206	40,419	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Amortization of intangible assets for the three months ended June 30, 2022 and 2021 was $2.9 million and $8.3 million, respectively, and for the six months ended June 30 2022 and 2021 was $5.3 million and $16.6 million, respectively. The decrease in the amortization of intangibles during 2022 as compared to 2021 was due to the majority of intangible assets recorded from the acquisition of Great Lakes Educational Loan Services, Inc. ("Great Lakes") in February 2018 becoming fully amortized as of June 30, 2021.
Other expenses	36,940	32,587	76,439	69,286	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to (i) an increase in expenses in the LSS operating segment due to growth of borrowers under the government servicing contracts; and (ii) an increase in expenses in the ETS&PP operating segment due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies, and an increase in costs for travel and in-person hosted conferences that subsided in 2021 due to the COVID pandemic.
Total operating expenses	196,588	171,791	402,458	344,464
Income before income taxes	108,387	109,250	348,969	267,015
Income tax expense	25,483	26,237	81,180	61,098
The effective tax rate was 23.0% and 23.8% for the three months ended June 30, 2022 and 2021, respectively, and 23.0% and 22.8% for the six months ended June 30, 2022 and 2021, respectively. The Company currently expects its effective tax rate for 2022 will range between 22 and 24 percent.

Net income	82,904	83,013	267,789	205,917
Net loss attributable to noncontrolling interests	2,225	854	3,987	1,548	Amounts for noncontrolling interests primarily reflect the net income/loss attributable to the holders of minority membership interests in WRCM and multiple solar entities.
Net income attributable to Nelnet, Inc.	$85,129	83,867	271,776	207,465

The following table summarizes the components of "other" in "other income/expense" on the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income/gains from investments, net (a)	$18,127	15,591	29,983	24,089
Borrower late fee income (b)	2,436	744	4,867	1,184
ALLO preferred return (c)	2,140	2,020	4,257	4,342
Administration/sponsor fee income (d)	2,012	—	4,134	—
Investment advisory services (e)	1,482	1,145	2,764	3,842
Loss from ALLO voting membership interest investment (f)	(16,941)	1,094	(30,071)	(21,125)
Loss from solar investments (g)	(1,854)	(2,302)	(2,884)	(3,982)
Other	5,245	4,629	9,474	9,967
Other income	$12,647	22,921	22,524	18,317

(a)    During the three months ended June 30, 2022, the Company recognized a $15.2 million (pre-tax) gain as a result of the revaluation of its previously held 50 percent ownership interests in NextGen (previously accounted for under the equity method) as a result of the Company purchasing an additional 30 percent ownership interests in NextGen on April 30, 2022.
In addition, the Company recognized net income/gains from its real estate and venture capital investment portfolios of $5.4 million and $14.2 million during the three months ended June 30, 2022 and 2021, respectively, and $17.0 million and $22.6 million during the six months ended June 30, 2022 and 2021, respectively. The majority of these gains were from the sale of investments, and thus are not recurring.
The remaining amount of income/gains from investments recognized by the Company and included in the table above relate to gains/losses from sales of debt and equity securities and the remeasurement of certain equity securities measured at fair value.
(b)    Represents borrower late fees earned by the AGM operating segment. The increase in borrower late fees for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was due to the Company suspending substantially all borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans).
(c)    Represents the Company's income on its preferred membership interests in ALLO, which was deconsolidated from the Company's financial statements in December 2020. As of June 30, 2022 and 2021, the amount of preferred membership interests held by the Company was $137.3 million and $129.7 million, respectively, which earns a preferred annual return of 6.25 percent.
(d)    Represents fee income earned by the AGM operating segment as administrator and sponsor for the securitizations completed by the joint venture to purchase and securitize private education loans sold by Wells Fargo.
(e)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points on the majority of the outstanding balance of asset-backed securities under management and a share of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of June 30, 2022, the outstanding balance of asset-backed securities under management subject to these arrangements was $2.8 billion, of which all of such securities were FFELP student loan asset-backed securities. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (with the Nelnet stock primarily shares of Class B common stock held in various trust estates).
(f)    Represents the Company's share of loss on its voting membership interests in ALLO. During the second quarter of 2021, the Company recorded an adjustment to reflect the cumulative net impact on prior periods (since the deconsolidation of ALLO on December 21, 2020) for the correction of an error that resulted in a $14.0 million increase to the Company’s ALLO investment balance and a corresponding pre-tax increase to other income. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information regarding the accounting for and income statement impact of this investment.
Assuming ALLO continues its planned growth in existing and new communities, it will continue to invest substantial amounts in property and equipment to build the network and connect customers. The resulting recognition of depreciation and development costs could result in continuing net operating losses by ALLO under GAAP. Applying the Hypothetical Liquidation at Book Value ("HLBV") method of accounting, the Company will continue to recognize a significant portion of ALLO’s anticipated losses over the next several years.
(g)    Represents the Company's share of income or loss from solar investments under the HLBV method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Losses from solar investments include losses attributable to third-party minority interest investors of $2.0 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, that are included in "net loss attributable to noncontrolling interests" in the consolidated statements of income.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Servicing volume (dollars in millions):
Government	$443,248	453,681	452,450	461,054	478,402	507,653	542,398
FFELP	30,763	30,084	29,361	28,244	26,916	25,646	24,224
Private and consumer	16,226	21,397	24,758	24,229	23,702	23,433	22,838
Total	$490,237	505,162	506,569	513,527	529,020	556,732	589,460

Number of servicing borrowers:
Government	13,251,930	13,301,364	13,253,051	13,570,056	14,196,520	14,727,860	15,426,607
FFELP	1,300,677	1,233,461	1,198,863	1,150,214	1,092,066	1,034,913	977,785
Private and consumer	636,136	882,477	1,039,537	1,097,252	1,065,439	1,030,863	998,454
Total	15,188,743	15,417,302	15,491,451	15,817,522	16,354,025	16,793,636	17,402,846

Number of remote hosted borrowers:	6,555,841	4,307,342	4,338,570	4,548,541	4,799,368	5,487,943	5,738,381
Government Loan Servicing
The Company's student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution ("USDS") for the new servicing framework. The Company responded to the USDS solicitation. The Company cannot predict the timing, nature, or ultimate outcome of this or any other contract procurement process by the Department.
In July 2021, the Pennsylvania Higher Education Assistance Agency ("PHEAA"), a servicer for the Department, announced that it will exit the federal student loan servicing business. All applicable student loans serviced for the Department by PHEAA will be transferred to successor servicers by December 2022. At the time of this announcement, PHEAA serviced approximately 8.5 million borrowers under its contract. As of December 31, 2021, March 31, 2022, and June 30, 2022, approximately 603,000, 1,175,000, and 1,905,000 PHEAA borrowers, respectively, have been transitioned to the Company's platform.
The Department currently allocates new loan volume among its servicers based on certain performance metrics that measure the satisfaction among separate customer groups, including borrowers and Department personnel who work with the servicers. The metrics also measure the success of keeping borrowers in an on-time repayment status and helping borrowers avoid default. Under the most recent publicly announced performance metrics used by the Department for the quarterly periods July 1, 2021 through December 31, 2021, the overall rankings of Great Lakes and Nelnet Servicing, LLC ("Nelnet Servicing") among the remaining six go-forward servicers for the Department (which excludes PHEAA) were tied for second (with two other servicers) and fourth, respectively. Based on these results, Great Lakes’ and Nelnet Servicing’s allocation of new student loan servicing volumes beginning March 1, 2022 are 18 percent and 12 percent, respectively.
Servicing contract amendments entered into with the Department in September 2021 to extend the contracts through December 14, 2023 also amended the methodology for performance measurements and new loan volume allocations, in part by reflecting additional service level performance metrics under which, along with portfolio performance metrics, the Department will evaluate each servicer and make new loan volume allocations on a quarterly basis.
Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company receives less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. On April 6, 2022, the Department extended the student loan payment pause under the CARES Act from May 1, 2022 to August 31, 2022. Prior to the April 2022 extension (during the fourth quarter of 2021 and first quarter of

2022), the Company earned additional revenue from the Department based on incremental work, including outbound engagement, being performed by the Company to support the anticipated Department borrowers coming out of forbearance. Effective May 1, 2022, the Department increased the monthly per borrower CARES Act forbearance rate paid to its servicers to compensate them for supplemental outreach to certain borrowers and to support the transition of borrowers back to repayment on August 31, 2022. Once borrowers transition back to repayment, the Company anticipates revenue per borrower from the Department will increase to pre-CARES Act levels.
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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Additional information
Net interest income	$226	7	269	16	Increase was due to higher interest rates in 2022 as compared to 2021.
Loan servicing and systems revenue	124,873	112,094	261,241	223,611	See table below for additional information.
Intersegment servicing revenue	8,381	8,480	16,860	16,748
Represents revenue earned by the LSS operating segment from servicing loans for the AGM and Nelnet Bank operating segments. Increase in the six months ended June 30, 2022 compared to the same period in 2021 was due to ending COVID-19 pandemic borrower relief policies, which increased servicing activities performed for AGM. Increase was partially offset by the expected amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	611	701	1,350	1,814	Represents revenue earned from providing administrative support and marketing services, which primarily were to Great Lakes’ former parent company under a contract that expired on January 31, 2021.
Total other income	133,865	121,275	279,451	242,173
Salaries and benefits	83,220	68,388	175,192	134,846
Increase in 2022 compared to 2021 was due to the Company hiring contact center operations and support associates to prepare for the resumption of federal student loan payments and other activities after the CARES Act suspension expires. The CARES Act suspension was originally expected to expire on January 31, 2022 and has been extended two additional times to May 1, 2022 and again to August 31, 2022. The Company currently expects salaries and benefits to continue to be higher throughout 2022 as compared to the same periods in 2021 as it continues to stand ready for the suspension provisions of the CARES Act to expire on August 31, 2022.

Depreciation and amortization	5,318	7,974	10,272	16,166	Includes amortization of intangibles from the Great Lakes acquisition in February 2018 and depreciation on property and equipment. Amortization of intangible assets for the three months ended June 30, 2022 and 2021 was $0.4 million and $5.5 million, respectively, and for the six months ended June 30, 2022 and 2021 was $0.7 million and $11.0 million, respectively. The majority of the Great Lakes intangible assets became fully amortized as of June 30, 2021. Excluding amortization of intangible assets, the increase in 2022 compared to 2021 was due to scaling of the Company's servicing platform for the PHEAA loan volume transferred to its platform.
Other expenses	13,507	13,273	29,721	26,557	Increase in 2022 compared to 2021 was due to additional costs associated with the growth of borrowers under the government servicing contracts.
Intersegment expenses	18,558	16,134	38,955	33,024
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

Total operating expenses	120,603	105,769	254,140	210,593
Income before income taxes	13,488	15,513	25,580	31,596
Income tax expense	(3,237)	(3,723)	(6,139)	(7,583)	Represents income tax expense at an effective tax rate of 24%.
Net income	$10,251	11,790	19,441	24,013

Before tax operating margin	10.1%	12.8%	9.2%	13.0%
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

Loan servicing and systems revenue

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Additional information
Government servicing	$98,815	79,239	207,940	157,413
Represents revenue from the Company's Department servicing contracts. Increase in the three and six months ended June 30, 2022 compared to the same periods in 2021 was due to (i) an increase in the number of borrowers serviced, including PHEAA borrowers transferred to the Company's servicing platform; (ii) a per borrower rate increase beginning September 1, 2021 to reflect the increase in the cost of labor (Economic Cost Index) per the provisions of the contract; and (iii) a CARES Act forbearance rate increase effective May 1, 2022. Increase in the six months ended June 30, 2022 compared to the same period in 2021 was also due to (i) the recognition of $9.1 million of revenue in the first quarter of 2022 for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers; and (ii) the recognition of $10.5 million of revenue in the first quarter of 2022 related to the discharge of borrowers under the Total and Permanent Disability ("TPD") discharge program. The Company earns revenue per each borrower that satisfies the requirements for their loan to be discharged under the TPD discharge program. The revenue earned by the Company for the discharge of TPD borrowers and CARES Act forbearance exit outreach is expected to be minimal for the remainder of 2022.

Private education and consumer loan servicing	12,122	12,816	24,995	21,364
Increase for the six months ended June 30, 2022 compared to the same period in 2021 was due to the addition of the former Wells Fargo private education loan borrowers converted to the Company's servicing platform during March and the second quarter of 2021. Excluding revenue earned on the former Wells Fargo portfolio, revenue for 2022 decreased compared to 2021. The decrease in revenue was due to a decrease in client requested enhanced delinquency services.

FFELP servicing	4,011	4,703	8,259	9,373
Decrease in 2022 compared to 2021 was due to a decrease in the number of borrowers serviced. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. Since late 2021, the Company has experienced accelerated run-off of its FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of borrower relief under the CARES Act and an initiative offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness program.

Software services	7,907	7,374	15,308	15,827	Decrease for the six months ended 2022 compared to the same period in 2021 was due to many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, expiring on January 31, 2021. This decrease in revenue was partially offset by an increase in 2022 as compared to 2021 in the number of remote hosted servicing borrowers from the Company's remaining customers.
Outsourced services and other	2,018	7,962	4,739	19,634
The majority of this revenue relates to providing contact center and back office operational outsourcing services, including services to state agencies to assist with COVID-19 specific activities that have been performed under shorter-term contracts. Revenue from providing COVID-19 related services to state agencies was $5.4 million and $15.1 million during the three and six months ended June 30, 2021. There was no revenue for these services during the three and six months ended June 30, 2022.

Loan servicing and systems revenue	$124,873	112,094	261,241	223,611

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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Additional information
Net interest income	$874	210	1,213	473	Represents interest income on tuition funds held in custody for schools. Increase was due to higher interest rates in 2022 as compared to 2021.
Education technology, services, and payment processing revenue	91,031	76,702	203,317	171,960	See table below for additional information.
Intersegment revenue	7	3	10	6
Total other income	91,038	76,705	203,327	171,966
Cost of services	30,852	21,676	66,397	48,728	See table below for additional information.
Salaries and benefits	32,120	27,094	63,406	53,035	Increase in 2022 compared to 2021 was due to an increase in headcount to support the growth of the customer base, and the investment in the development of new technologies.
Depreciation and amortization	2,698	2,956	5,013	6,027
Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $2.5 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, and $4.6 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of intangible assets is expected to increase in future periods as a result of the business combination with NextGen. See note 6 of the notes to the consolidated financial statements included under Part I, Item 1 of this report.

Other expenses	6,750	4,437	12,514	9,259
Increase was due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies. Increase was also due to an increase in costs for travel and in-person hosted conferences that subsided in 2021 due to the COVID pandemic.

Intersegment expenses, net	4,805	3,520	9,410	7,184	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	46,373	38,007	90,343	75,505
Income before income taxes	14,687	17,232	47,800	48,206
Income tax expense	(3,525)	(4,136)	(11,472)	(11,570)	Represents income tax expense at an effective tax rate of 24%.
Net income	11,162	13,096	36,328	36,636
Net loss attributable to noncontrolling interests	53	—	53	—	Amounts for noncontrolling interests reflect the net loss attributable to the holders of minority membership interests in NextGen, of which the Company became the majority owner on April 30, 2022. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Net income attributable to Nelnet, Inc.	$11,215	13,096	36,381	36,636

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Additional information
Tuition payment plan services	$27,637	26,538	58,352	56,088
Revenue increased in 2022 as compared to 2021 as a result of a higher number of payment plans in the K-12 market, partially offset by lower revenues for institutions of higher education as a result of lower enrollment trends.

Payment processing	27,968	25,008	66,039	58,046	Payment volumes in 2022 increased as compared to 2021 for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology and services	34,956	24,930	78,207	57,457
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

Other	470	226	719	369
Education technology, services, and payment processing revenue	91,031	76,702	203,317	171,960
Cost of services	30,852	21,676	66,397	48,728
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

Net revenue	$60,179	55,026	136,920	123,232
Before tax operating margin	24.4%	31.3%	34.9%	39.1%
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

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2022, the AGM operating segment had a $15.9 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of June 30, 2022 and December 31, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$16,618,627	19,030,223	17,441,790	19,559,108
Loan acquisitions:
Federally insured student loans	43,747	697,738	53,949	762,469
Private education loans	6,484	63,413	7,510	86,451
Consumer and other loans	118,012	20,924	136,534	40,380
Total loan acquisitions	168,243	782,075	197,993	889,300
Repayments, claims, capitalized interest, participations, and other, net	(478,461)	(190,130)	(925,601)	(596,695)
Loans lost to external parties	(453,158)	(213,026)	(840,806)	(442,571)
Loans sold	(114)	(77,417)	(18,239)	(77,417)
Ending balance	$15,855,137	19,331,725	15,855,137	19,331,725

The Company has also purchased partial ownership in certain private education, consumer, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2022, the Company’s ownership correlates to approximately $650 million, $160 million, and $430 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
Allowance for Loan Losses and Loan Delinquencies
AGM's total allowance for loan losses of $118.4 million at June 30, 2022 represents reserves equal to 0.60% of AGM's federally insured loans (or 21.8% of the risk sharing component of the loans that is not covered by the federal guaranty), 5.59% of AGM's private education loans, and 6.93% of AGM's consumer loans.
For a summary of the allowance as a percentage of the ending balance for each of AGM's loan portfolios as of June 30, 2022 and December 31, 2021, the activity in AGM's allowance for loan losses for the three and six months ended June 30, 2022 and 2021, and a summary of AGM's loan status and delinquency amounts as of June 30, 2022, December 31, 2021, and June 30, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Variable loan yield, gross	3.59%	2.63%	3.16%	2.67%
Consolidation rebate fees	(0.85)	(0.84)	(0.85)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization	0.03	0.01	0.03	0.01
Variable loan yield, net	2.77	1.80	2.34	1.83
Loan cost of funds - interest expense (a)	(1.73)	(1.04)	(1.41)	(1.06)
Loan cost of funds - derivative settlements (b) (c)	0.02	(0.01)	0.02	(0.00)
Variable loan spread	1.06	0.75	0.95	0.77
Fixed rate floor income, gross	0.46	0.78	0.57	0.76
Fixed rate floor income - derivative settlements (b) (d)	0.09	(0.12)	0.01	(0.10)
Fixed rate floor income, net of settlements on derivatives	0.55	0.66	0.58	0.66
Core loan spread	1.61%	1.41%	1.53%	1.43%

Average balance of AGM's loans	$16,437,861	18,958,042	16,823,385	19,226,022
Average balance of AGM's debt outstanding	15,923,648	18,656,465	16,335,310	18,905,249
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
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Core loan spread	1.61%	1.41%	1.53%	1.43%
Derivative settlements (1:3 basis swaps)	(0.02)	0.01	(0.02)	0.00
Derivative settlements (fixed rate floor income)	(0.09)	0.12	(0.01)	0.10
Loan spread	1.50%	1.54%	1.50%	1.53%
(c)    Derivative settlements consist of net settlements received (paid) related to the Company’s 1:3 basis swaps.
(d)    Derivative settlements consist of net settlements received (paid) related to the Company’s floor income interest rate swaps.

A trend analysis of AGM's core and variable loan spreads is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread (a)
1.80%
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
-0.15%
-0.20%
1.45%
1.41%
1.42%
1.36%
1.45%
1.61%
0.11%
0.11%
0.09%
0.09%
(0.01%)
(0.16%)
0.80%
0.75%
0.78%
0.71%
0.85%
1.06%
Q1 21
Q2 21
Q3 21
Q4 21
Q1 22
Q2 22
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
Variable loan spread increased during the three and six months ended June 30, 2022 compared to the same periods in 2021 due to a significant increase in short-term interest rates during the first half of 2022. In an increasing interest rate environment, student loan spread increases due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed rate floor income, gross	$18,292	36,639	47,285	72,178
Derivative settlements (a)	3,692	(5,153)	487	(9,438)
Fixed rate floor income, net	$21,984	31,486	47,772	62,740
Fixed rate floor income contribution to spread, net	0.55%	0.66%	0.58%	0.66%

(a)    Derivative settlements consist of net settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and six months ended June 30, 2022 compared to the same periods in 2021 was due to higher interest rates in 2022 as compared to 2021. Subsequent to June 30, 2022 (on July 27, 2022), the Federal Reserve again increased interest rates, and it is currently anticipated that interest rates may continue to rise in 2022 as a result of inflationary pressures in the U.S. economy; increases in interest rates will reduce the amount of gross fixed rate floor income the Company is currently receiving.
The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. The increase in net derivative settlements received by the Company during the three and six months ended June 30, 2022, as compared to net derivative settlements paid during the same periods in 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.
See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of June 30, 2022, the interest earned on a principal amount of $14.4 billion of AGM's FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $14.3 billion of AGM’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. The market transition away from the LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2021 Annual Report for additional information.
On March 15, 2022, the President signed into law, as part of the Consolidated Appropriations Act, 2022, the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"), which provides a framework for addressing the discontinuation of LIBOR under federal law. The LIBOR Act provides a statutory mechanism to automatically replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate ("SOFR"), including any applicable tenor adjustment, for certain contracts that reference LIBOR and do not contain sufficient fallback provisions. The LIBOR Act preempts and supersedes any state law or regulation relating to the selection or use of a benchmark rate replacement for LIBOR, such as similar legislation enacted by the State of New York in April 2021. Parties remain free to agree on a different benchmark replacement rate, and the Company has worked and will continue to work with its asset-backed securitization investors to amend transaction documents to address the discontinuation of LIBOR. On July 19, 2022, the Federal Reserve issued a notice of proposed rulemaking for proposed regulations to implement the LIBOR Act, as required by its terms.
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

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Additional information
Net interest income after provision for loan losses	$61,861	80,990	135,320	197,912	See table below for additional analysis.
Other income	5,133	2,316	11,644	2,760
Other income includes primarily borrower late fees, income from providing administration activities for third-parties, and income from AGM's investment in a joint venture. Borrower late fees for the three months ended June 30, 2022 and 2021 were $2.4 million and $0.7 million, respectively, and for the six months ended June 30, 2022 and 2021 were $4.9 million and $1.2 million, respectively. The Company suspended borrower late fees in March 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans). The Company recognized revenue of $2.0 million and $4.1 million for the three and six months ended June 30, 2022, respectively, as administrator and sponsor for the securitizations completed during 2021 by the joint venture to purchase and securitize private education loans sold by Wells Fargo. No administrator and sponsor revenue was earned during the first half of 2021. The Company also recognized a loss of $0.4 million and income of $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and income of $1.6 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, related to its investment in the joint venture.

Gain on sale of loans	—	15,271	2,989	15,271
The Company sold $18.1 million (par value) and $77.4 million (par value) of consumer loans in January 2022 and May 2021, respectively, and recognized gains of $3.0 million and $15.3 million, respectively.

Impairment expense and provision for beneficial interests, net	—	—	—	2,436
In the first quarter of 2021, due to improved economic conditions, the Company recorded a negative provision of $2.4 million related to its remaining allowance on a consumer loan securitization beneficial interest investment. Such allowance was initially recorded in March 2020 as a result of the COVID-19 pandemic.

Derivative settlements, net	4,623	(5,374)	1,814	(9,678)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	40,401	(1,615)	186,135	37,194	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during 2022 and 2021 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	50,157	10,598	202,582	47,983
Salaries and benefits	614	556	1,205	1,051
Other expenses	3,543	3,567	6,576	7,344	The primary component of other expenses is servicing fees paid to third parties. The decrease in 2022 as compared to 2021 was due to a decrease in AGM's loan portfolio. These decreases were partially offset by increased costs due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in the first half of 2022 as compared to the same period in 2021.
Intersegment expenses	8,513	8,549	17,344	16,976
Amounts include fees paid to the LSS operating segment for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The increase in servicing fees for the six months ended June 30, 2022 as compared to the same period in 2021 was due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in the first half of 2022 as compared to the same period in 2021. These increases were partially offset by the expected amortization of AGM's FFELP portfolio. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	12,670	12,672	25,125	25,371
Total operating expenses were 31 basis points and 27 basis points of the average balance of loans for the three months ended June 30, 2022 and 2021, respectively, and 30 basis points and 26 basis points for the six months ended June 30, 2022 and 2021, respectively. The increase in operating expenses as a percent of the average balance of loans in 2022 as compared to 2021 was due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in the first half of 2022 as compared to the same period in 2021.

Income before income taxes	99,348	78,916	312,777	220,524
Income tax expense	(23,844)	(18,940)	(75,066)	(52,926)	Represents income tax expense at an effective tax rate of 24%.
Net income	$75,504	59,976	237,711	167,598
Additional information:
Net income	$75,504	59,976	237,711	167,598	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(40,401)	1,615	(186,135)	(37,194)
Tax effect	9,696	(388)	44,672	8,927
Net income, excluding derivative market value adjustments	$44,799	61,203	96,248	139,331

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Additional information
Variable interest income, gross	$146,911	124,267	262,663	253,436	Increase in 2022 compared to 2021 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(34,952)	(40,250)	(71,723)	(81,323)	Decrease in 2022 compared to 2021 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,474	427	2,934	546	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	113,433	84,444	193,874	172,659
Interest on bonds and notes payable	(68,616)	(48,542)	(113,825)	(75,312)
Increase in 2022 compared to 2021 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.

Derivative settlements, net (a)	931	(221)	1,327	(240)	Derivative settlements include the net settlements received (paid) related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	45,748	35,681	81,376	97,107
Fixed rate floor income, gross	18,292	36,639	47,285	72,178
Decrease in 2022 compared to 2021 was due to higher interest rates in 2022 as compared to 2021. Subsequent to June 30, 2022 (on July 27, 2022), the Federal Reserve again increased interest rates, and it is currently anticipated that interest rates may continue to rise in 2022 as a result of inflationary pressures in the U.S. economy; increases in interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.

Derivative settlements, net (a)	3,692	(5,153)	487	(9,438)
Derivative settlements include the settlements received (paid) related to the Company's floor income interest rate swaps. The increase in net derivative settlements received by the Company during the three and six months ended June 30, 2022, as compared to net derivative settlements paid during the same periods in 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.

Fixed rate floor income, net of settlements on derivatives	21,984	31,486	47,772	62,740
Core loan interest income (a)	67,732	67,167	129,148	159,847
Investment interest	8,671	8,882	17,835	11,530	Increase for the six months ended June 30, 2022 compared to 2021 was due primarily to an increase in the Company's loan beneficial interest investments during the first half of 2021.
Intercompany interest	(1,092)	(128)	(1,886)	(308)
(Provision) negative provision for loan losses - federally insured loans	(2,365)	397	383	7,880	See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations."
(Provision) negative provision for loan losses - private education loans	(1,217)	1,004	(817)	(427)
(Provision) negative provision for loan losses - consumer and other loans	(5,245)	(1,706)	(7,529)	9,712
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$66,484	75,616	137,134	188,234	Decrease for the three months ended June 30, 2022 as compared to the same period in 2021 was due to (i) a decrease in the average balance of loans; and (ii) an increase in provision for loan losses. These items were partially offset by an increase in core loan spread. Decrease for the six months ended June 30, 2022 as compared to the same period in 2021 was due to (i) a decrease in the average balance of loans; (ii) an increase in provision for loan losses; and (iii) the reversal of a historical accrued interest liability on certain bonds in the first quarter of 2021. These items were partially offset by an increase in core loan spread and an increase in interest income as a result of an increase in the Company's loan beneficial interest investments during the first half of 2021.
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
Future levels of net interest income can be affected by the levels of prepayments with respect to the Company's loan portfolios. See Part II, Item 1A, "Risk Factors" in this report for information regarding the potential impact on prepayments of recent government announcements related to student loan income-driven and other repayment forgiveness or discharge.

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2022, Nelnet Bank had a $423.6 million loan portfolio, consisting of $346.1 million of private education loans and $77.4 million of FFELP loans.
As of June 30, 2022, Nelnet Bank's allowance for loan losses on its portfolio was $2.0 million, which represents reserves equal to 0.33% of Nelnet Bank's federally insured loans (or 13.2% of the risk sharing component of the loans that is not covered by the federal guaranty), and 0.50% of Nelnet Bank's private education loans.
For a summary of the allowance as a percentage of the ending balance of each of Nelnet Bank's loan portfolios as of June 30, 2022 and December 31, 2021, the activity in Nelnet Bank's allowance for loan losses for the three and six months ended June 30, 2022 and 2021, and a summary of Nelnet Bank's loan status, delinquency amounts, and other key credit quality indicators as of June 30, 2022, December 31, 2021, and June 30, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$368,257	79,231	257,901	17,543
Federally insured student loan acquisitions	—	99,973	—	99,973
Private education loan originations	75,204	21,246	205,546	86,155
Repayments	(17,373)	(9,004)	(35,767)	(10,998)
Sales to AGM segment	(2,535)	(875)	(4,127)	(2,102)
Ending balance	$423,553	190,571	423,553	190,571
Deposits
As of June 30, 2022, Nelnet Bank had $751.3 million of deposits, of which $162.9 million were deposits from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus eliminated for consolidated financial reporting purposes. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank, a related party, is the program manager for the College Savings plans. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and Nelnet Business Services custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$80,424	2.18%	$71,440	1.35%	$82,832	1.79%	$35,917	1.35%
Private education loans	331,584	3.08	86,497	3.16	280,542	3.01	65,240	3.23
Cash and investments	354,336	2.53	223,322	2.01	309,965	2.16	219,489	1.96
Total interest-earning assets	766,344	2.73%	381,259	2.15%	673,339	2.47%	320,646	2.15%
Non-interest-earning assets	17,144		9,237		16,214		7,896
Total assets	$783,488		$390,496		$689,553		$328,542
Average liabilities and equity
Brokered deposits	$249,830	1.31%	$72,324	0.84%	$197,783	1.27%	$37,846	0.83%
Intercompany deposits	137,812	0.83	93,434	0.25	104,380	0.62	75,161	0.26
Retail and other deposits	287,656	0.75	117,770	0.62	278,393	0.68	109,661	0.61
Total interest-bearing liabilities	675,298	0.97%	283,528	0.55%	580,556	0.87%	222,668	0.53%
Non-interest-bearing liabilities	5,226		4,297		5,509		3,587
Equity	102,964		102,671		103,488		102,287
Total liabilities and equity	$783,488		$390,496		$689,553		$328,542
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	Additional information
Total interest income	$5,212	2,041	8,241	3,418	Represents interest earned on Nelnet Bank's FFELP and private education student loans, cash, and investments. Increase was due to an increase of these balances and interest rates in 2022 as compared to 2021.
Interest expense	1,639	392	2,494	586	Represents interest expense on deposits. Increase was due to an increase of deposits and interest rates in 2022 as compared to 2021.
Net interest income	3,573	1,649	5,747	2,832
Provision for loan losses	582	69	1,011	491	Represents the current period provision expense to reflect the current lifetime expected credit losses related to Nelnet Bank's loan portfolio. Increase was due to an increase in loans originated in 2022 as compared to 2021.
Net interest income after provision for loan losses	2,991	1,580	4,736	2,341
Other income	157	4	1,659	26
Represents primarily income and gains from investments. During the first quarter of 2022, Nelnet Bank recognized gains of approximately $1.1 million on certain asset-backed securities that were sold or called during the quarter.

Salaries and benefits	1,714	1,578	3,268	3,065	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Other expenses	903	237	1,591	781	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses. Increase was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	57	37	102	40
Represents primarily servicing costs paid to the LSS operating segment. Certain shared service and support costs incurred by the Company to support Nelnet Bank are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (when the bank's de novo period will end). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank's operating segment were $1.5 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively.

Total operating expenses	2,674	1,852	4,961	3,886
Income (loss) before income taxes	474	(268)	1,434	(1,519)
Income tax (expense) benefit	(106)	64	(328)	351
Represents income tax (expense) benefit at an effective tax rate of 22.3% and 24.1% for the three months ended June 30, 2022 and 2021, respectively, and 22.9% and 23.1% for the six months ended June 30, 2022 and 2021, respectively.

Net income (loss)	$368	(204)	1,106	(1,168)

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
Sources of Liquidity
As of June 30, 2022, the Company's sources of liquidity included:

Cash and cash equivalents	$128,499
Less: Cash and cash equivalents held at Nelnet Bank (1)	(33,218)
Net cash and cash equivalents	95,281

Available-for-sale (AFS) debt securities (investments) - at fair value	1,294,537
Less: AFS debt securities held at Nelnet Bank - at fair value (1)	(393,457)
AFS debt securities serving as collateral on participation agreement - at fair value (2)	(370,522)
AFS debt securities serving as collateral on repurchase agreements - at fair value (3)	(338,441)
Net AFS debt securities (investments) - at fair value	192,117

Unencumbered private, consumer, and other loans (Non-Nelnet Bank)	244,234

Repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (4)	431,211
Less: Repurchased Nelnet issued asset-backed debt securities serving as collateral on repurchase agreements - at par	(206,925)
224,286

Unused capacity on unsecured line of credit (5)	495,000

Sources of liquidity as of June 30, 2022	$1,250,918
(1) Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank.
(2) See the caption "Other Debt Facilities" below.
(3) See the caption "Repurchase Agreements" below.
(4) The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Certain of these securities serve as collateral on amounts outstanding under the Company's repurchase agreements as reflected in the table above.
(5) The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of June 30, 2022, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
The Company intends to use its liquidity position to capitalize on market opportunities, including FFELP, private education, consumer, and other loan acquisitions (or investment interests therein); strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.

Cash Flows
The Company has historically generated positive cash flow from operations. During the six months ended June 30, 2022 and 2021, the Company generated $483.7 million and $185.9 million, respectively, in cash from operating activities. See the caption "Reclassification of Prior Period Cash Flows Presentation" in note 1 of the notes to the consolidated financial statements under Part I, Item 1 of this report for additional information. The increase in 2022 as compared to 2021 was due to:
•An increase in net income;
•An increase in proceeds from the Company's clearinghouse for margin payments on derivatives for the six months ended June 30, 2022 compared to the same period in 2021;
•Proceeds from termination of derivative instruments for the six months ended June 30, 2022 compared to no proceeds from terminations in the same period in 2021;
•Net proceeds from the sale of equity securities for the six months ended June 30, 2022 compared to net purchases in the same period in 2021;
•Adjustments to net income for the impact of provision for loan losses, gain on sale of loans, and the non-cash change in deferred income taxes; and
•The impact of changes to accounts receivable, accrued interest receivable, and accrued interest payable during the six months ended June 30, 2022 as compared to the same period in 2021.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments; and
•The impact of changes to other assets during the six months ended June 30, 2022 as compared to the same period in 2021.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, and repayment of loans and the purchase and sale of available-for-sale securities. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and Nelnet Bank deposits used to fund loans. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2022 was $837.0 million and $1.3 billion, respectively. Cash used in investing activities and provided by financing activities for the six months ended June 30, 2021 was $243.4 million and $176.6 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of June 30, 2022
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$15,298,356	2/27/28 - 9/25/69
FFELP and private education loan warehouse facilities	94,084	10/31/23 - 11/22/23
	$15,392,440

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
As of June 30, 2022, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.72 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of June 30, 2022. As of June 30, 2022, AGM had $15.5 billion of loans included in asset-backed securitizations, which represented 97.6 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education and consumer loans funded with operating cash, loans acquired subsequent to June 30, 2022, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.72 billion
(dollars in millions)

$300
$250
$200
$150
$100
$50
$-
$175
$255
$250
$210
$135
$140
$90
$50
$45
$45
$105
$25
$45
$150
2022 (Q3-Q4)
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and after

The forecasted future undiscounted cash flows of approximately $1.72 billion include approximately $1.07 billion (as of June 30, 2022) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.65 billion, or approximately $0.49 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's June 30, 2022 balance of consolidated shareholders' equity.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates of 4 percent for consolidation loans and 5 percent for all other loan types. These prepayment rates are generally consistent with those utilized in the Company’s most recent asset-backed securitization transactions.
On April 19, 2022, the Department issued a press release, and the Department's Office of Federal Student Aid ("FSA") posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment ("IDR") plans for federal student loans. In the announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan. These announced changes have increased, and the Company currently believes these announced changes may continue to increase, FFEL Program loan prepayments. In addition, if the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could also significantly increase prepayments. For example, since late 2021, the Company has experienced accelerated run-off of its FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act and an initiative offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness program. See Part II, Item 1A, "Risk Factors" in this report for additional information related to these announcements and other risks associated with loan prepayments.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.13 billion	$1.59 billion
4x	$0.33 billion	$1.39 billion
10x	$0.58 billion	$1.14 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $1.07 billion (as of June 30, 2022); however, the Company would not receive the $0.65 billion ($0.49 billion after tax) of estimated future earnings from the portfolio.
The forecasted cash flow presented below includes the $1.72 billion estimated cash flow as presented in the above cash flow forecast table, and the estimated cash flow assuming a 10 times increase in prepayments on the Company's FFELP asset-backed securities transactions.
Asset-backed Securitization Cash Flow Forecast
(dollars in millions)
Interest rates: The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $60 million to $85 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced. In addition, the Company attempts to mitigate the impact of this basis risk by entering into certain derivative instruments.
The Company uses the current forward interest rate yield curve to forecast cash flows. A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving. The Company attempts to mitigate the impact of a rise in short-term rates by entering into certain derivative instruments.
The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivative instruments used by the Company to manage interest rate risk.
See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment" for additional information about various interest rate risks which may impact future cash flows from AGM's loan assets.
In addition, LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See "Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate" above and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2021 Annual Report for additional information.
Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facility. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of June 30, 2022, the Company's warehouse facility had a maximum financing amount available of $25.0 million, of which $4.6 million was outstanding and $20.4 million was available for additional funding. The warehouse facility has a static advance rate until the expiration date of the liquidity provisions (November 22, 2022). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (November 22, 2023). As of June 30, 2022, the Company had $0.3 million advanced as equity support on this facility.
The Company has a private education loan warehouse facility that, as of June 30, 2022, had an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through October 31, 2022, and a final maturity date of October 31, 2023. As of June 30, 2022, $89.5 million was outstanding under this warehouse facility, $85.5 million was available for future funding, and $10.1 million was advanced as equity support.
Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Other Uses of Liquidity
The Company no longer originates FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including opportunities to purchase private education, consumer, and other loans (or investment interests therein).
The Company plans to fund additional loan acquisitions and related investments using current cash; using proceeds from the sale of certain investments; using its unsecured line of credit, Union Bank student loan participation agreement, Union Bank student loan asset-backed securities participation agreement, and third-party repurchase agreements (each as described below), and/or establishing similar secured and unsecured borrowing facilities; using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.
Repurchase Agreements
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

During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments and notes receivable" and as of June 30, 2022, the fair value of these bonds was $338.4 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, of which a portion of the proceeds from such agreements were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
In addition, as discussed above, the Company has repurchased certain of its own asset-backed securities in the secondary market that serve as collateral on amounts outstanding under the Company's repurchase agreements.
As of June 30, 2022, $500.7 million was outstanding on the Company's repurchase agreements, of which $319.2 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement and $181.5 million was borrowed to fund repurchased FFELP loan asset-backed securities. The repurchase agreements have various maturity dates (as of June 30, 2022) between August 8, 2022 and November 27, 2024, but are subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company is required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit, consider the sale of assets (subject to any restrictions described above), or transfer collateral to satisfy any outstanding obligations subject to the repurchase agreements.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2022, $915.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the six months ended June 30, 2022.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank's business, results of operations, and financial condition. On January 1, 2020, the Community Bank Leverage Ratio ("CBLR") framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended June 30, 2022 with a leverage ratio of 13.8%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
In the second quarter of 2022, Nelnet, Inc. made an additional capital contribution to Nelnet Bank of $15.0 million. Based on Nelnet Bank's business plan for growth and current financial condition, the Company currently believes no additional capital contributions to Nelnet Bank will be required for the remainder of 2022.
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45 percent voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of June 30, 2022, the outstanding preferred membership interests of ALLO held by the Company was $137.3 million that earns a preferred annual return of 6.25 percent.
Agreements among the Company, SDC (a third party global digital infrastructure investor), and ALLO provide that they will use commercially reasonable efforts (which excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause the redemption, on or before April 2024, of the remaining non-voting preferred membership interests in ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained third-party debt financing to fund a large portion of its current growth plans, the Company contributed $34.7 million of additional equity to ALLO on February 25, 2022. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change. Based on ALLO's business plan for growth and current financial condition, the Company currently believes additional capital contributions to ALLO may be required during the fourth quarter of 2022 and during 2023 and 2024.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of June 30, 2022, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.

Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of June 30, 2022, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of June 30, 2022, $393.4 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
In 2019, the Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 7, 2022. On May 9, 2022, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 8, 2025. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaced. As of June 30, 2022, 4,683,837 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2022 and June 30, 2022 are shown below. For additional information on stock repurchases during the second quarter of 2022, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2022	380,053	$32,899	86.56
Quarter ended June 30, 2022	558,257	46,032	82.46
Total	938,310	$78,931	84.12
Dividends
On June 15, 2022, the Company paid a second quarter 2022 cash dividend on the Company's Class A and Class B common stock of $0.24 per share. In addition, the Company's Board of Directors has declared a third quarter 2022 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.24 per share. The third quarter cash dividend will be paid on September 15, 2022 to shareholders of record at the close of business on September 1, 2022.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2021 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and six months ended June 30, 2022 and 2021, see the caption “Activity in the Allowance for Loan Losses” in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2021.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$3,972,191	25.1%	$7,434,068	42.6%
Variable-rate loan assets	11,882,946	74.9	10,007,722	57.4
Total	$15,855,137	100.0%	$17,441,790	100.0%

Fixed-rate debt instruments	$728,800	4.7%	$801,548	4.7%
Variable-rate debt instruments	14,663,640	95.3	16,279,722	95.3
Total	$15,392,440	100.0%	$17,081,270	100.0%
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
No variable-rate floor income was earned by the Company in 2022 or 2021.

A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Fixed rate floor income, gross	$18,292	36,639	47,285	72,178
Derivative settlements (a)	3,692	(5,153)	487	(9,438)
Fixed rate floor income, net	$21,984	31,486	47,772	62,740
(a)    Derivative settlements consist of settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and six months ended June 30, 2022 as compared to the same periods in 2021 due to higher interest rates in 2022 as compared to 2021.
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
The Company enters into derivative instruments to hedge student loans earning fixed rate floor income. The increase in net derivative settlements received by the Company during the three and six months ended June 30, 2022, as compared to net derivative settlements paid during the same periods in 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:

The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2022.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
3.5 - 3.99%	3.81%	1.17%	$390,523
4.0 - 4.49%	4.20%	1.56%	812,050
4.5 - 4.99%	4.71%	2.07%	516,568
5.0 - 5.49%	5.22%	2.58%	355,095
5.5 - 5.99%	5.67%	3.03%	224,241
6.0 - 6.49%	6.19%	3.55%	263,638
6.5 - 6.99%	6.70%	4.06%	258,430
7.0 - 7.49%	7.17%	4.53%	96,676
7.5 - 7.99%	7.71%	5.07%	182,195
8.0 - 8.99%	8.18%	5.54%	424,181
> 9.0%	9.05%	6.41%	164,979
			$3,688,576
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2022, the weighted average estimated variable conversion rate was 3.02% and the short-term interest rate was 100 basis points.
The following table summarizes the outstanding derivative instruments as of June 30, 2022 used by AGM to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2023	$250,000	0.32%
2024	2,250,000	0.35
2026	500,000	1.02
2031	100,000	1.53
	$3,100,000	0.49%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2022.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$14,389,927	—
3 month H15 financial commercial paper	Daily	552,971	—
3 month Treasury bill	Daily	486,713	—
1 month LIBOR	Monthly	—	9,585,812
3 month LIBOR (a)	Quarterly	—	4,737,622
Fixed rate	—	—	703,600
Auction-rate (b)	Varies	—	221,385
Asset-backed commercial paper (c)	Varies	—	4,618
Other (d)	—	1,450,609	1,627,183
		$16,880,220	16,880,220
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2022.

Maturity	Notional amount (i)
2022	$1,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$4,900,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2022 was one-month LIBOR plus 9.4 basis points.
(b)    As of June 30, 2022, the Company was sponsor for $221.4 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(c)    The interest rate on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2022
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(5,927)	(5.4)%	$(10,505)	(9.7)%	$(1,199)	(1.1)%	$(3,597)	(3.3)%
Impact of derivative settlements	7,729	7.1	23,187	21.4	1,222	1.1	3,664	3.4
Increase (decrease) in net income before taxes	$1,802	1.7%	$12,682	11.7%	$23	0.0%	$67	0.1%
Increase (decrease) in basic and diluted earnings per share	$0.04		$0.26		$0.00		$0.00
	Three months ended June 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(14,023)	(12.8)%	$(25,636)	(23.5)%	$(1,571)	(1.4)%	$(4,713)	(4.3)%
Impact of derivative settlements	9,562	8.7	28,685	26.3	1,471	1.3	4,413	4.0
Increase (decrease) in net income before taxes	$(4,461)	(4.1)%	$3,049	2.8%	$(100)	(0.1)%	$(300)	(0.3)%
Increase (decrease) in basic and diluted earnings per share	$(0.09)		$0.06		$(0.00)		$(0.01)
	Six months ended June 30, 2022
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(16,068)	(4.6)%	$(28,152)	(8.1)%	$(2,461)	(0.7)%	$(7,383)	(2.1)%
Impact of derivative settlements	18,455	5.3	55,365	15.9	2,677	0.8	8,028	2.3
Increase (decrease) in net income before taxes	$2,387	0.7%	$27,213	7.8%	$216	0.1%	$645	0.2%
Increase (decrease) in basic and diluted earnings per share	$0.05		$0.55		$0.00		$0.01
	Six months ended June 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(28,355)	(10.6)%	$(52,005)	(19.5)%	$(3,175)	(1.2)%	$(9,527)	(3.6)%
Impact of derivative settlements	18,692	7.0	56,075	21.0	2,987	1.1	8,962	3.4
Increase (decrease) in net income before taxes	$(9,663)	(3.6)%	$4,070	1.5%	$(188)	(0.1)%	$(565)	(0.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.19)		$0.08		$(0.00)		$(0.01)

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
The following table presents Nelnet Bank's loan assets and deposits by rate characteristics:

	As of June 30, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$334,984	79.1%	$191,410	74.2%
Variable-rate loan assets	88,569	20.9	66,491	25.8
Total	$423,553	100.0%	$257,901	100.0%

Fixed-rate deposits	$380,471	50.6%	$344,315	80.9%
Variable-rate deposits	370,874	49.4	81,085	19.1
Total	$751,345	100.0%	$425,400	100.0%
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 under Item 3 of Part I of such Form 10-K.
ITEM 1A.  RISK FACTORS
The following risk factors provide supplements and updates to the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 in response to Item 1A of Part I of such Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 in response to Item 1A of Part II of such Form 10-Q, in order to provide information regarding (i) loan portfolio prepayment risks associated with recent announcements and proposals by the Department and the Department's Office of Federal Student Aid ("FSA") related to student loan income-driven and other repayment forgiveness or discharge; and (ii) a recent cybersecurity incident.
Our loan portfolio is subject to prepayment risk, which could reduce the expected cash flows and earnings on our portfolio.
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

Legislative and executive action risk exists as Congress and the President evaluate economic stimulus packages and proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could further increase prepayments and reduce interest income and could also reduce servicing fees. Future laws, regulations, executive actions, or other policy statements may encourage or force consolidation, create additional income-based repayment or debt forgiveness programs, create broad debt cancellation programs, or establish other policies and programs that impact prepayments on education loans. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio. For example, in October 2021, the Department announced a set of policy changes and released proposed negotiated rulemaking materials relating to the Public Service Loan Forgiveness program under its Federal Direct Loan Program, which may result in an increase in consolidations of FFELP loans into Federal Direct Loan Program loans held by the Department (which results in the loans no longer being on our balance sheet). Such policy changes have increased prepayments and may continue to cause higher than anticipated prepayment rates on our portfolio of loans. In addition, on April 19, 2022, the Department issued a press release, and FSA posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment (“IDR”) plans for federal student loans. In the April 2022 announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan before the Department completes implementation of these changes, which the Department estimates to be no sooner than January 1, 2023. Further, on July 6, 2022, the Department announced the issuance of proposed regulations that would expand major student loan discharge programs under the Higher Education Act through changes related to borrower defense to repayment where there is a dispute with the higher education institution, the Public Service Loan Forgiveness program, the interest capitalization rules, and closed school discharges, as well as other matters. We currently believe these announced changes and proposals could significantly increase FFEL Program loan prepayments. For example, since late 2021, we have experienced accelerated run-off of our FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act and the initiative offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness program.

A significant increase in FFEL Program loan prepayments could have a materially adverse impact in future periods on net interest income in our AGM operating segment, FFELP servicing revenue in our LSS operating segment, investment advisory services revenue earned by our SEC-registered investment advisor subsidiary (Whitetail Rock Capital Management, LLC) on FFELP loan asset-backed securities under management, and interest income earned on our FFELP loan asset-backed securities investments. In addition, student loan forgiveness or discharge under the Federal Direct Loan Program as a result of the changes described in the announcements and proposals could have a materially adverse impact on future revenue earned by the LSS operating segment under our government servicing contracts, including software services revenue earned by us in providing remote hosted services to other government servicers. As of June 30, 2022, we were servicing 15.4 million borrowers under our government servicing contracts. If there is a broad $10,000 or $50,000 per borrower forgiveness on all government owned loans, we estimate it would decrease the number of borrowers serviced by us (based on the borrower loan information as of June 30, 2022) by approximately 4.3 million borrowers and 12.1 million borrowers, respectively.
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
A cybersecurity incident we recently experienced could result in negative impacts to our business.
In late July 2022, we determined the primary loan servicing platform used by our remote hosted servicing clients had experienced a cybersecurity incident which may have resulted in unauthorized access to confidential consumer information. We executed extensive steps and blocked the unauthorized activity, we notified our affected clients and our insurance carrier, and we have launched a forensic investigation to determine if confidential customer information left our technical environment. The investigation is ongoing, and this incident could result in liability or expense, decreased revenue, as well as risk and damage to our reputation. Any of these could have a material adverse effect on our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2022 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2022	155,510	$84.38	155,510	2,067,349
May 1 - May 31, 2022	275,161	82.18	275,161	4,806,205
June 1 - June 30, 2022	127,586	80.71	122,368	4,683,837
Total	558,257	$82.46	553,039
(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase programs discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 5,218 shares in June 2022. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On May 8, 2019, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 7, 2022. That program expired on May 7, 2022. On May 9, 2022, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaces. As of June 30, 2022, 4,683,837 shares remained authorized for repurchase under the Company's new program.
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
ITEM 6.  EXHIBITS

3.1
Articles of Amendment to Third Amended and Restated Articles of Incorporation of Nelnet, Inc., filed as Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 23, 2022 and incorporated by reference herein.

3.2*	Composite Third Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended through August 8, 2022.

10.1*+	Guaranty Supplement to the Third Amended and Restated Guaranty, dated as of July 27, 2022, in favor of U.S. Bank National Association, as Administrative Agent.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Filed herewith for purposes of providing a complete set of all documents to the Third Amended and Restated Guaranty related to the Third Amended and Restated Credit Agreement, both dated September 22, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 8, 2022	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 8, 2022	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer