Form 10-Q
period 2022-09-30
NELNET INC
filed 2022-11-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 26,437,070 and 10,673,659 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	September 30, 2022	December 31, 2021
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $119,057 and $127,113, respectively)	$15,876,251	18,335,197
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	30,800	30,128
Cash and cash equivalents - held at a related party	32,398	95,435
Total cash and cash equivalents	63,198	125,563
Investments and notes receivable	2,063,514	1,588,919
Restricted cash	799,212	741,981
Restricted cash - due to customers	180,919	326,645
Accounts receivable (net of allowance for doubtful accounts of $3,195 and $1,160, respectively)	121,945	163,315
Goodwill	172,033	142,092
Intangible assets, net	70,368	52,029
Property and equipment, net	127,094	119,413
Other assets	88,999	82,887
Total assets	$19,563,533	21,678,041
Liabilities:
Bonds and notes payable	$15,042,595	17,631,089
Accrued interest payable	21,796	4,566
Bank deposits	580,825	344,315
Other liabilities	445,606	379,231
Due to customers	306,352	366,002
Total liabilities	16,397,174	18,725,203
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,483,298 shares and 27,239,654 shares, respectively	265	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,673,659 shares and 10,676,642 shares, respectively	107	107
Additional paid-in capital	837	1,000
Retained earnings	3,208,044	2,940,523
Accumulated other comprehensive (loss) earnings, net	(28,639)	9,304
Total Nelnet, Inc. shareholders' equity	3,180,614	2,951,206
Noncontrolling interests	(14,255)	1,632
Total equity	3,166,359	2,952,838
Total liabilities and equity	$19,563,533	21,678,041

Supplemental information - assets and liabilities of consolidated education lending variable interest entities:
Loans and accrued interest receivable	$15,173,335	17,981,414
Restricted cash	712,435	674,073
Bonds and notes payable	(14,725,098)	(17,462,456)
Accrued interest payable and other liabilities	(96,004)	(36,276)
Net assets of consolidated education lending variable interest entities	$1,064,668	1,156,755
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loan interest	$176,244	124,096	422,327	370,219
Investment interest	26,889	12,558	57,589	29,122
Total interest income	203,133	136,654	479,916	399,341
Interest expense on bonds and notes payable and bank deposits	126,625	50,176	248,347	127,939
Net interest income	76,508	86,478	231,569	271,402
Less provision (negative provision) for loan losses	9,665	5,827	18,640	(10,847)
Net interest income after provision for loan losses	66,843	80,651	212,929	282,249
Other income/expense:
Loan servicing and systems revenue	134,197	112,351	395,438	335,961
Education technology, services, and payment processing revenue	106,894	85,324	310,211	257,284
Solar construction revenue	9,358	—	9,358	—
Other	2,225	11,867	24,750	30,183
Gain on sale of loans	2,627	3,444	5,616	18,715
Impairment expense and provision for beneficial interests, net	121	(14,159)	(6,163)	(12,223)
Derivative market value adjustments and derivative settlements, net	63,262	1,351	251,210	28,868
Total other income/expense	318,684	200,178	990,420	658,788
Cost of services:
Cost to provide education technology, services, and payment processing services	42,676	31,335	109,073	80,063
Cost to provide solar construction services	5,968	—	5,968	—
Total cost of services	48,644	31,335	115,041	80,063
Operating expenses:
Salaries and benefits	147,198	128,592	438,010	363,351
Depreciation and amortization	18,772	15,710	53,978	56,129
Other expenses	43,858	38,324	120,297	107,611
Total operating expenses	209,828	182,626	612,285	527,091
Income before income taxes	127,055	66,868	476,023	333,883
Income tax expense	26,586	15,649	107,765	76,747
Net income	100,469	51,219	368,258	257,136
Net loss attributable to noncontrolling interests	4,329	1,919	8,315	3,467
Net income attributable to Nelnet, Inc.	$104,798	53,138	376,573	260,603
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.80	1.38	9.99	6.74
Weighted average common shares outstanding - basic and diluted	37,380,493	38,595,721	37,708,425	38,646,892

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
Net income		$100,469		51,219		368,258		257,136
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	18		(9)		19		(9)
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	4,790		4,524		(45,730)		11,770
Reclassification of gains recognized in net income, net of losses	(578)		(1,173)		(4,220)		(2,052)
Income tax effect	(1,011)	3,201	(804)	2,547	11,988	(37,962)	(2,332)	7,386
Other comprehensive income (loss)		3,219		2,538		(37,943)		7,377
Comprehensive income		103,688		53,757		330,315		264,513
Comprehensive loss attributable to noncontrolling interests		4,329		1,919		8,315		3,467
Comprehensive income attributable to Nelnet, Inc.		$108,017		55,676		338,630		267,980

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2021	—	27,494,942	11,054,171	$—	275	111	10,158	2,812,315	10,941	(5,182)	2,828,618
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	4,935	4,935
Net income (loss)	—	—	—	—	—	—	—	53,138	—	(1,919)	51,219
Other comprehensive income	—	—	—	—	—	—	—	—	2,538	—	2,538
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(125)	(125)
Cash dividends on Class A and Class B common stock - $0.22 per share	—	—	—	—	—	—	—	(8,407)	—	—	(8,407)
Issuance of common stock, net of forfeitures	—	29,805	—	—	—	—	493	—	—	—	493
Compensation expense for stock based awards	—	—	—	—	—	—	2,770	—	—	—	2,770
Repurchase of common stock	—	(341,094)	—	—	(3)	—	(11,828)	(13,247)	—	—	(25,078)
Conversion of common stock	—	372,717	(372,717)	—	4	(4)	—	—	—	—	—
Balance as of September 30, 2021	—	27,556,370	10,681,454	$—	276	107	1,593	2,843,799	13,479	(2,291)	2,856,963

Balance as of June 30, 2022	—	26,613,733	10,674,892	$—	266	107	1,180	3,127,687	(31,858)	(6,237)	3,091,145
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	14,018	14,018
Net income (loss)	—	—	—	—	—	—	—	104,798	—	(4,329)	100,469
Other comprehensive income	—	—	—	—	—	—	—	—	3,219	—	3,219
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17,707)	(17,707)
Cash dividends on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(8,925)	—	—	(8,925)
Issuance of common stock, net of forfeitures	—	38,192	—	—	1	—	476	—	—	—	477
Compensation expense for stock based awards	—	—	—	—	—	—	3,631	—	—	—	3,631
Repurchase of common stock	—	(169,860)	—	—	(2)	—	(4,450)	(9,841)	—	—	(14,293)
Conversion of common stock	—	1,233	(1,233)	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(5,675)	—	—	(5,675)
Balance as of September 30, 2022	—	26,483,298	10,673,659	$—	265	107	837	3,208,044	(28,639)	(14,255)	3,166,359

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	11,823	11,823
Net income (loss)	—	—	—	—	—	—	—	260,603	—	(3,467)	257,136
Other comprehensive income	—	—	—	—	—	—	—	—	7,377	—	7,377
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,954)	(6,954)
Cash dividends on Class A and Class B common stock - $0.66 per share	—	—	—	—	—	—	—	(25,319)	—	—	(25,319)
Issuance of common stock, net of forfeitures	—	261,760	—	—	3	—	4,406	—	—	—	4,409
Compensation expense for stock based awards	—	—	—	—	—	—	7,628	—	—	—	7,628
Repurchase of common stock	—	(372,661)	—	—	(4)	—	(14,235)	(13,247)	—	—	(27,486)
Conversion of common stock	—	474,117	(474,117)	—	5	(5)	—	—	—	—	—
Balance as of September 30, 2021	—	27,556,370	10,681,454	$—	276	107	1,593	2,843,799	13,479	(2,291)	2,856,963

Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	25,297	25,297
Net income (loss)	—	—	—	—	—	—	—	376,573	—	(8,315)	368,258
Other comprehensive loss	—	—	—	—	—	—	—	—	(37,943)	—	(37,943)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(32,869)	(32,869)
Cash dividends on Class A and Class B common stock - $0.72 per share	—	—	—	—	—	—	—	(26,960)	—	—	(26,960)
Issuance of common stock, net of forfeitures	—	348,831	—	—	4	—	6,974	—	—	—	6,978
Compensation expense for stock based awards	—	—		—	—	—	9,659	—	—	—	9,659
Repurchase of common stock	—	(1,108,170)	—	—	(11)	—	(16,796)	(76,417)	—	—	(93,224)
Conversion of common stock	—	2,983	(2,983)	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(5,675)	—	—	(5,675)
Balance as of September 30, 2022	—	26,483,298	10,673,659	$—	265	107	837	3,208,044	(28,639)	(14,255)	3,166,359

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2022	2021
Net income attributable to Nelnet, Inc.	$376,573	260,603
Net loss attributable to noncontrolling interests	(8,315)	(3,467)
Net income	368,258	257,136
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	113,655	113,651
Loan discount accretion	(27,963)	(25,048)
Provision (negative provision) for loan losses	18,640	(10,847)
Derivative market value adjustments	(239,125)	(44,455)
Proceeds from termination of derivative instruments, net	91,786	—
Proceeds from clearinghouse - initial and variation margin, net of payments	227,448	41,033
Gain on sale of loans	(5,616)	(18,715)
Loss (gain) on investments, net	13,605	(293)
(Gain) loss from repurchases of debt, net	(1,231)	3,964
Proceeds from sale (purchases) of equity securities, net	42,863	(41,591)
Deferred income tax expense	57,633	33,078
Non-cash compensation expense	9,872	7,824
Provision for beneficial interests and impairment expense, net	6,163	12,223
Increase in loan and investment accrued interest receivable	(16,206)	(41,931)
Decrease (increase) in accounts receivable	47,514	(2,137)
(Increase) decrease in other assets, net	(73,291)	35,381
Decrease in the carrying amount of ROU asset, net	4,476	5,652
Increase (decrease) in accrued interest payable	17,230	(24,260)
Increase in other liabilities, net	5,388	41,040
Decrease in the carrying amount of lease liability	(4,227)	(5,158)
Net cash provided by operating activities	656,872	336,547
Cash flows from investing activities, net of business acquisitions:
Purchases and originations of loans	(539,118)	(1,145,775)
Purchases of loans from a related party	(8,242)	(21,476)
Net proceeds from loan repayments, claims, and capitalized interest	2,955,097	2,010,645
Proceeds from sale of loans	38,559	85,906
Purchases of available-for-sale securities	(944,588)	(521,565)
Proceeds from sales of available-for-sale securities	450,457	104,520
Proceeds from beneficial interest in loan securitizations	17,754	30,811
Purchases of other investments and issuance of notes receivable	(192,773)	(166,664)
Proceeds from other investments	42,524	209,634
Purchases of property and equipment	(44,423)	(42,594)
Business acquisitions, net of cash acquired	(35,973)	—
Net cash provided by investing activities	1,739,274	543,442

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Nine months ended
	September 30,
	2022	2021
Cash flows from financing activities, net of business acquisitions:
Payments on bonds and notes payable	$(3,035,082)	(2,479,582)
Proceeds from issuance of bonds and notes payable	413,391	1,738,405
Payments of debt issuance costs	(1,160)	(6,778)
Increase in bank deposits, net	236,510	146,018
(Decrease) increase in due to customers	(59,467)	53,146
Dividends paid	(26,960)	(25,319)
Repurchases of common stock	(93,224)	(27,486)
Proceeds from issuance of common stock	1,206	1,108
Issuance of noncontrolling interests	19,380	13,905
Distribution to noncontrolling interests	(1,153)	(548)
Net cash used in financing activities	(2,546,559)	(587,131)
Effect of exchange rate changes on cash	(447)	(175)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(150,860)	292,683
Cash, cash equivalents, and restricted cash, beginning of period	1,194,189	958,395
Cash, cash equivalents, and restricted cash, end of period	$1,043,329	1,251,078

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$196,278	117,336
Cash disbursements made for income taxes, net of refunds and credits received (a)	$37,467	10,921
Cash disbursements made for operating leases	$5,221	6,003
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$5,981	4,026
Receipt of beneficial interest in consumer loan securitizations	$8,336	23,506
Distribution to noncontrolling interests	$31,716	6,406
Issuance of noncontrolling interests	$5,917	2,082
(a) The Company utilized $9.4 million and $22.2 million of federal and state tax credits related primarily to renewable energy during the nine months ended September 30, 2022 and 2021, respectively.
Supplemental disclosures of noncash activities regarding the Company's business acquisitions are contained in note 6.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Total cash and cash equivalents	$63,198	125,563	191,936	121,249
Restricted cash	799,212	741,981	764,089	553,175
Restricted cash - due to customers	180,919	326,645	295,053	283,971
Cash, cash equivalents, and restricted cash	$1,043,329	1,194,189	1,251,078	958,395
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2021 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report").
Reclassification of Prior Period Cash Flows Presentation
Prior to June 30, 2022, the line item in the Company's consolidated statements of cash flows for changes during a period in amounts "due to customers" was presented in cash flows from operating activities. Beginning in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, the Company corrected this presentation in its statements of cash flows to show this activity as a financing activity. This correction had no impact on the Company's previously reported consolidated net income, total assets (including cash and cash equivalents), liabilities, and equity, and while the correction had a corresponding impact on the amounts of cash flows from operating and financing activities, it had no impact on the net increase or decrease in cash for previously reported periods. The Company has concluded that the correction was not material from a combined quantitative and qualitative perspective to its previously issued interim financial statements, or its previously issued financial statements for 2021, 2020, and 2019.

2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	September 30, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured student loans:
Stafford and other	$3,298,138	3,904,000
Consolidation	11,002,253	13,187,047
Total	14,300,391	17,091,047
Private education loans	262,183	299,442
Consumer and other loans	231,441	51,301
Non-Nelnet Bank loans	14,794,015	17,441,790
Nelnet Bank:
Federally insured student loans	72,905	88,011
Private education loans	356,571	169,890
Nelnet Bank loans	429,476	257,901

Accrued interest receivable	793,838	788,552
Loan discount, net of unamortized loan premiums and deferred origination costs	(22,021)	(25,933)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(87,778)	(103,381)
Private education loans	(15,577)	(16,143)
Consumer and other loans	(13,290)	(6,481)
Non-Nelnet Bank allowance for loan losses	(116,645)	(126,005)
Nelnet Bank:
Federally insured loans	(164)	(268)
Private education loans	(2,248)	(840)
Nelnet Bank allowance for loan losses	(2,412)	(1,108)
	$15,876,251	18,335,197
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	September 30, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured student loans (a)	0.61%	0.60%
Private education loans	5.94%	5.39%
Consumer and other loans (b)	5.74%	12.63%
Nelnet Bank:
Federally insured student loans (a)	0.22%	0.30%
Private education loans	0.63%	0.49%
(a)    As of September 30, 2022 and December 31, 2021, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 22.3% and 22.2%, respectively, and for Nelnet Bank was 8.9% and 12.1%, respectively.
(b)    During 2022, the Company purchased home equity loans that generally have lower default rates than unsecured consumer loans. As such, the allowance for loan losses as a percentage of the ending loan balance has decreased as of September 30, 2022 as compared to December 31, 2021.
Gain on Sale of Loans
On January 26, 2022 and July 7, 2022, the Company sold $18.1 million (par value) and $28.9 million (par value) of consumer loans, respectively, to an unrelated third party who securitized such loans. The Company recognized a gain of $3.0 million (pre-tax) and $2.6 million (pre-tax), respectively, as part of these transactions. As partial consideration received for the consumer loans sold, the Company received a 6.6 percent and 7.6 percent residual interest, respectively, in the consumer loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Three months ended September 30, 2022
Non-Nelnet Bank:
Federally insured loans	$92,593	888	(5,715)	—	12	—	87,778
Private education loans	15,253	1,154	(1,066)	236	—	—	15,577
Consumer and other loans	10,576	7,173	(1,021)	147	—	(3,585)	13,290
Nelnet Bank:
Federally insured loans	258	(94)	—	—	—	—	164
Private education loans	1,744	504	—	—	—	—	2,248
	$120,424	9,625	(7,802)	383	12	(3,585)	119,057

	Three months ended September 30, 2021
Non-Nelnet Bank:
Federally insured loans	$120,802	4,452	(10,330)	—	935	—	115,859
Private education loans	19,403	(1,208)	(954)	113	—	(301)	17,053
Consumer and other loans	4,702	2,696	(1,133)	187	—	(2,023)	4,429
Nelnet Bank:
Federally insured loans	245	44	—	—	—	—	289
Private education loans	567	(157)	—	4	—	—	414
	$145,719	5,827	(12,417)	304	935	(2,324)	138,044

	Nine months ended September 30, 2022
Non-Nelnet Bank
Federally insured loans	$103,381	505	(16,264)	—	156	—	87,778
Private education loans	16,143	1,971	(3,072)	531	—	4	15,577
Consumer and other loans	6,481	14,702	(2,489)	465	—	(5,869)	13,290
Nelnet Bank
Federally insured loans	268	(102)	(2)	—	—	—	164
Private education loans	840	1,499	(87)	—	—	(4)	2,248
	$127,113	18,575	(21,914)	996	156	(5,869)	119,057

	Nine months ended September 30, 2021
Non-Nelnet Bank
Federally insured loans	$128,590	(3,428)	(11,563)	—	2,260	—	115,859
Private education loans	19,529	(781)	(1,850)	454	—	(299)	17,053
Consumer and other loans	27,256	(7,016)	(4,547)	668	—	(11,932)	4,429
Nelnet Bank
Federally insured loans	—	289	—	—	—	—	289
Private education loans	323	89	—	4	—	(2)	414
	$175,698	(10,847)	(17,960)	1,126	2,260	(12,233)	138,044
(a)    During the three months ended September 30, 2022 and 2021, and nine months ended September 30, 2022 and 2021, the Company acquired $0.9 million (par value), $64.6 million (par value), $11.6 million (par value), and $153.3 million (par value), respectively, of federally insured rehabilitation loans that met the definition of purchased loans with credit deterioration ("PCD loans") when they were purchased by the Company.
The Company recorded a negative provision for loan losses for its federally insured loan portfolio during the first quarter of 2022 due to the amortization of the portfolio and an increase in expected prepayments as a result of an initiative offered by the Department of Education (the “Department”) for Federal Family Education Loan Program ("FFELP" or "FFEL Program") borrowers to consolidate their loans into Federal Direct Loan Program loans with the Department by October 31, 2022 to qualify for loan forgiveness under the Public Service Loan Forgiveness program. The Company recorded a provision for loan losses on its consumer loan portfolio during the first quarter of 2022 as a result of loans acquired during the period.

The Company recorded a provision for loan losses for its federally insured, private education, consumer, and other loan portfolios during the second and third quarters of 2022 due to management's estimate of declining economic conditions. In addition, the Company recorded provision for loan losses on its consumer and other loan and Nelnet Bank private education loan portfolios during these periods as a result of loans acquired and originated during the period. The provision for loan losses recognized by the Company for its federally insured loan portfolio during these periods was partially offset due to the continued amortization of the portfolio.
Unfunded Private Education Loan Commitments
As of September 30, 2022, Nelnet Bank has a liability of approximately $76,000 related to $4.3 million of unfunded private education loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheet. During the nine months ended September 30, 2022, Nelnet Bank recognized provision for loan losses of approximately $65,000 related to unfunded loan commitments.
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

	As of September 30, 2022			As of December 31, 2021			As of September 30, 2021
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$719,724	5.0%		$829,624	4.9%		$909,228	5.0%
Loans in forbearance	1,384,709	9.7		1,118,667	6.5		1,826,082	10.1
Loans in repayment status:
Loans current	10,454,046		85.7%	12,847,685		84.9%	13,525,751		88.1%
Loans delinquent 31-60 days	431,471		3.6	895,656		5.9	548,670		3.6
Loans delinquent 61-90 days	261,616		2.1	352,449		2.3	286,681		1.9
Loans delinquent 91-120 days	185,753		1.5	251,075		1.7	163,447		1.1
Loans delinquent 121-270 days	540,555		4.4	592,449		3.9	467,441		3.0
Loans delinquent 271 days or greater	322,517		2.7	203,442		1.3	354,188		2.3
Total loans in repayment	12,195,958	85.3	100.0%	15,142,756	88.6	100.0%	15,346,178	84.9	100.0%
Total federally insured loans	14,300,391	100.0%		17,091,047	100.0%		18,081,488	100.0%
Accrued interest receivable	786,494			784,716			831,142
Loan discount, net of unamortized premiums and deferred origination costs	(25,381)			(28,309)			(23,229)
Allowance for loan losses	(87,778)			(103,381)			(115,859)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$14,973,726			$17,744,073			$18,773,542
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$15,556	5.9%		$9,661	3.2%		$10,282	3.2%
Loans in forbearance	2,745	1.1		3,601	1.2		3,554	1.1
Loans in repayment status:
Loans current	238,926		98.0%	280,457		98.0%	300,231		98.3%
Loans delinquent 31-60 days	2,014		0.8	2,403		0.8	1,870		0.6
Loans delinquent 61-90 days	992		0.4	976		0.3	912		0.3
Loans delinquent 91 days or greater	1,950		0.8	2,344		0.9	2,363		0.8
Total loans in repayment	243,882	93.0	100.0%	286,180	95.6	100.0%	305,376	95.7	100.0%
Total private education loans	262,183	100.0%		299,442	100.0%		319,212	100.0%
Accrued interest receivable	2,207			1,960			2,076
Loan discount, net of unamortized premiums	(185)			(1,123)			(1,496)
Allowance for loan losses	(15,577)			(16,143)			(17,053)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$248,628			$284,136			$302,739

	As of September 30, 2022			As of December 31, 2021			As of September 30, 2021
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$29	0.0%		$43	0.1%		$18	0.0%
Loans in repayment status:
Loans current	228,827		98.9%	49,697		97.0%	35,744		96.6%
Loans delinquent 31-60 days	1,019		0.4	414		0.8	319		0.9
Loans delinquent 61-90 days	427		0.2	322		0.6	243		0.7
Loans delinquent 91 days or greater	1,139		0.5	825		1.6	670		1.8
Total loans in repayment	231,412	100.0	100.0%	51,258	99.9	100.0%	36,976	100.0	100.0%
Total consumer and other loans	231,441	100.0%		51,301	100.0%		36,994	100.0%
Accrued interest receivable	2,561			396			280
Loan discount, net of unamortized premiums	(1,847)			913			664
Allowance for loan losses	(13,290)			(6,481)			(4,429)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$218,865			$46,129			$33,509

Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$274	0.4%		$330	0.4%		$283	0.3%
Loans in forbearance	2,551	3.5		1,057	1.2		1,722	1.8
Loans in repayment status:
Loans current	68,970		98.4%	85,599		98.8%	91,366		99.4%
Loans delinquent 30-59 days	353		0.5	816		1.0	277		0.3
Loans delinquent 60-89 days	130		0.2	—		—	35		0.0
Loans delinquent 90-119 days	5		0.0	—		—	45		0.1
Loans delinquent 120-270 days	508		0.7	209		0.2	202		0.2
Loans delinquent 271 days or greater	114		0.2	—		—	—		—
Total loans in repayment	70,080	96.1	100.0%	86,624	98.4	100.0%	91,925	97.9	100.0%
Total federally insured loans	72,905	100.0%		88,011	100.0%		93,930	100.0%
Accrued interest receivable	1,607			1,216			1,177
Loan premium	23			26			28
Allowance for loan losses	(164)			(268)			(289)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$74,371			$88,985			$94,846
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$10,888	3.1%		$150	0.1%		$82	0.1%
Loans in forbearance	524	0.1		460	0.3		193	0.2
Loans in repayment status:
Loans current	344,469		99.8%	169,157		99.9%	98,120		100.0%
Loans delinquent 30-59 days	197		0.1	51		0.0	—		—
Loans delinquent 60-89 days	79		0.0	—		—	—		—
Loans delinquent 90 days or greater	414		0.1	72		0.1	—		—
Total loans in repayment	345,159	96.8	100.0%	169,280	99.6	100.0%	98,120	99.7	100.0%
Total private education loans	356,571	100.0%		169,890	100.0%		98,395	100.0%
Accrued interest receivable	969			264			156
Deferred origination costs, net of unaccreted discount	5,369			2,560			1,430
Allowance for loan losses	(2,248)			(840)			(414)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$360,661			$171,874			$99,567
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

	Loan balance as of September 30, 2022
	Nine months ended September 30, 2022	2021	2020	Total
FICO at origination:
Less than 705	$5,105	5,516	350	10,971
705 - 734	21,916	10,745	537	33,198
735 - 764	34,495	17,107	1,485	53,087
765 - 794	57,481	32,421	1,639	91,541
Greater than 794	88,097	73,190	6,487	167,774
	$207,094	138,979	10,498	356,571

	Loan balance as of December 31, 2021
	2021	2020	Total
FICO at origination:
Less than 705	$6,481	100	6,581
705 - 734	11,697	276	11,973
735 - 764	18,611	1,072	19,683
765 - 794	36,274	1,467	37,741
Greater than 794	86,141	7,771	93,912
	$159,204	10,686	169,890
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2021 and September 30, 2022, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of September 30, 2022 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Nine months ended September 30, 2022	2021	2020	2019	2018	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in school/grace/deferment	$2,051	7,282	1,664	2,956	101	1,502	15,556
Loans in forbearance	—	30	423	1,244	134	914	2,745
Loans in repayment status:
Loans current	3,877	2,912	55,156	42,006	172	134,803	238,926
Loans delinquent 31-60 days	—	11	9	174	38	1,782	2,014
Loans delinquent 61-90 days	—	35	202	76	—	679	992
Loans delinquent 91 days or greater	—	—	13	—	—	1,937	1,950
Total loans in repayment	3,877	2,958	55,380	42,256	210	139,201	243,882
Total private education loans	$5,928	10,270	57,467	46,456	445	141,617	262,183
Accrued interest receivable							2,207
Loan discount, net of unamortized premiums							(185)
Allowance for loan losses							(15,577)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$248,628

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$20	—	—	—	9	—	29
Loans in repayment status:
Loans current	190,237	32,198	1,682	2,419	2,272	19	228,827
Loans delinquent 31-60 days	535	320	60	76	28	—	1,019
Loans delinquent 61-90 days	328	73	3	13	10	—	427
Loans delinquent 91 days or greater	151	441	14	189	344	—	1,139
Total loans in repayment	191,251	33,032	1,759	2,697	2,654	19	231,412
Total consumer and other loans	$191,271	33,032	1,759	2,697	2,663	19	231,441
Accrued interest receivable							2,561
Loan discount, net of unamortized premiums							(1,847)
Allowance for loan losses							(13,290)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$218,865

Private education loans - Nelnet Bank (a):
Loans in school/grace/deferment	$8,239	1,215	1,434	—	—	—	10,888
Loans in forbearance	221	211	92	—	—	—	524
Loans in repayment status:
Loans current	198,423	137,074	8,972	—	—	—	344,469
Loans delinquent 30-59 days	132	65	—	—	—	—	197
Loans delinquent 60-89 days	79	—	—	—	—	—	79
Loans delinquent 90 days or greater	—	414	—	—	—	—	414
Total loans in repayment	198,634	137,553	8,972	—	—	—	345,159
Total private education loans	$207,094	138,979	10,498	—	—	—	356,571
Accrued interest receivable							969
Deferred origination costs, net of unaccreted discount							5,369
Allowance for loan losses							(2,248)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$360,661
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$13,056,109	2.89% - 5.08%	8/26/30 - 9/25/69
Bonds and notes based on auction	208,660	0.00% - 2.82%	3/22/32 - 8/27/46
Total FFELP variable-rate bonds and notes	13,264,769
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	646,956	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	249,543	3.20%	11/22/23
Private education loan warehouse facility	86,154	3.07%	10/31/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	22,161	4.65% / 4.83%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	24,056	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	399,744	3.77%	5/4/23
Repurchase agreements	506,968	0.97% - 4.26%	10/7/22 - 11/27/24
Other - due to related party	743	3.55% - 5.35%	11/22/22 - 10/14/28
	15,201,094
Discount on bonds and notes payable and debt issuance costs	(158,499)
Total	$15,042,595

	As of December 31, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$15,887,295	0.23% - 2.10%	5/27/25 - 9/25/69
Bonds and notes based on auction	248,550	0.00% - 1.09%	3/22/32 - 8/27/46
Total FFELP variable-rate bonds and notes	16,135,845
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	772,935	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	5,048	0.21%	5/22/23
Private education loan warehouse facility	107,011	0.24%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	31,818	1.65% / 1.85%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	28,613	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	253,969	0.78%	5/4/22
Repurchase agreements	483,848	0.66% - 1.46%	5/27/22 - 12/20/23
Secured line of credit	5,000	1.91%	5/30/22
	17,824,087
Discount on bonds and notes payable and debt issuance costs	(192,998)
Total	$17,631,089

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
FFELP loan warehouse facility
As of September 30, 2022, the Company’s FFELP warehouse facility had an aggregate maximum financing amount available of $300.0 million that was increased from $25.0 million per a July 29, 2022 amendment to the facility. A May 2022 amendment extended the liquidity provisions and final maturity to November 22, 2022 and November 22, 2023, respectively. As of September 30, 2022, $249.5 million was outstanding under this facility, $50.5 million was available for future funding, and the Company had $20.3 million advanced as equity support.
Private education loan warehouse facility
As of September 30, 2022, the Company's private education warehouse facility had an aggregate maximum financing amount available of $175.0 million and an advance rate of 80 to 90 percent. On June 30, 2022, the Company amended the facility to extend the liquidity provisions through October 31, 2022 and final maturity date to October 31, 2023. As of September 30, 2022, $86.2 million was outstanding under this warehouse facility, $88.8 million was available for future funding, and the Company had $9.8 million advanced as equity support.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of September 30, 2022, no amount was outstanding on the line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of September 30, 2022, $399.7 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2022, the agreement automatically renewed for another year through May 4, 2023. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheet as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing.
See note 5 for additional information about the FFELP loan asset-backed securities investments serving as collateral under this participation agreement.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities. The first agreement has various maturity dates through November 27, 2024 or earlier if either party provides 180 days’ prior written notice, and the second agreement has various maturity dates through January 13, 2023. Included in “bonds and notes payable” as of September 30, 2022 was $218.0 million subject to the first agreement and $289.0 million subject to the second agreement.
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Purchase price	$(13,563)	(184,827)	(67,081)	(205,269)
Par value	13,903	184,781	69,133	204,597
Remaining unamortized cost of issuance	(180)	(3,222)	(821)	(3,292)
Gain (loss)	$160	(3,268)	1,231	(3,964)
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2022, the Company holds $431.5 million (par value) of its own FFELP asset-backed securities. As of September 30, 2022, $230.6 million (par value) of the Company's repurchased FFELP loan asset-backed securities were serving as collateral on amounts outstanding under the Company's repurchase agreements (as discussed above).
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2021 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2022 and December 31, 2021 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of September 30, 2022 and December 31, 2021, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	September 30, 2022	December 31, 2021
2022	$1,000,000	2,000,000
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$4,900,000	5,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2022 and December 31, 2021 was one-month LIBOR plus 9.4 basis points and 9.1 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2022		As of December 31, 2021
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2022	$—	—%	$500,000	0.94%
2023	—	—	900,000	0.62
2024	2,000,000	0.35	2,500,000	0.35
2025	—	—	500,000	0.35
2026	500,000	1.02	500,000	1.02
2031	100,000	1.53	100,000	1.53
	$2,600,000	0.52%	$5,000,000	0.55%
(a)    For all interest rate derivatives, the Company receives discrete three-month LIBOR.
In March 2022, the Company terminated $650 million in notional amount of derivatives ($500 million and $150 million that had maturity dates in 2022 and 2023, respectively) for net payments of $0.1 million. On April 29, 2022, the Company terminated $1.25 billion in notional amount of derivatives ($500 million, $250 million, and $500 million that had maturity dates in 2023, 2024, and 2025, respectively) for total proceeds of $68.1 million. On August 26, 2022, the Company terminated $500 million in notional amount of derivatives ($250 million that had maturity dates in each of 2023 and 2024) for total proceeds of $23.8 million.
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Settlements:
1:3 basis swaps	$(1,085)	(700)	242	(939)
Interest rate swaps - floor income hedges	11,356	(5,209)	11,843	(14,648)
Total settlements - income (expense)	10,271	(5,909)	12,085	(15,587)
Change in fair value:
1:3 basis swaps	189	1,061	929	2,755
Interest rate swaps - floor income hedges	52,802	6,199	238,196	41,700
Total change in fair value - income	52,991	7,260	239,125	44,455
Derivative market value adjustments and derivative settlements, net - income	$63,262	1,351	251,210	28,868

5.  Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of September 30, 2022				As of December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
FFELP loan asset-backed securities- available-for-sale (b)	$783,676	7,767	(6,434)	785,009	480,691	14,710	(719)	494,682
Private education loan asset-backed securities - available-for-sale (c)	352,500	—	(34,599)	317,901	414,286	507	(2,241)	412,552
Other debt securities - available-for-sale	279,589	357	(4,785)	275,161	22,435	—	—	22,435
Total available-for-sale debt securities	$1,415,765	8,124	(45,818)	1,378,071	917,412	15,217	(2,960)	929,669
Equity securities				39,214				71,986
Total investments (at fair value)				1,417,285				1,001,655
Other Investments and Notes Receivable (not measured at fair value):
Other debt securities - held-to-maturity				8,440				8,200
Venture capital and funds:
Measurement alternative				159,437				157,609
Equity method				81,231				67,840
Total venture capital and funds				240,668				225,449
Real estate:
Equity method				81,820				47,226
Investment in ALLO:
Voting interest/equity method (d)				74,271				87,247
Preferred membership interest and accrued and unpaid preferred return (e)				143,763				137,342
Total investment in ALLO				218,034				224,589
Beneficial interest in loan securitizations (f):
Private education loans, including accrued interest				77,447				66,008
Consumer loans				27,617				28,366
Federally insured student loans				24,844				25,768
Total beneficial interest in loan securitizations				129,908				120,142
Solar (g)				(71,000)				(42,457)
Notes receivable				32,124				—
Tax liens, affordable housing, and other				6,235				4,115
Total investments (not measured at fair value)				646,229				587,264
Total investments and notes receivable				$2,063,514				$1,588,919

(a)    As of September 30, 2022, the aggregate fair value of available-for-sale debt securities with unrealized losses was $1.0 billion. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.
(b)    As of September 30, 2022, $399.7 million (par value) of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Participation Agreement."
(c)    As of September 30, 2022, $350.9 million (par value) of private education loan asset-backed securities are subject to repurchase agreements with third parties, as discussed in note 3 under “Repurchase Agreements.”
(d)    On February 25, 2022, the Company contributed $34.7 million of additional equity to ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO"). As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change.
The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value ("HLBV") method of accounting. During the three months ended September 30, 2022 and 2021, the Company recognized pre-tax losses of $17.6 million and $10.5 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment, and during the nine months ended September 30, 2022 and 2021, the Company recognized pre-tax losses of $47.6 million and $31.6 million, respectively. Income and losses from the Company's investment in ALLO are included in "other" in "other income/expense" on the consolidated statements of income.

(e)    As of September 30, 2022, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $137.3 million and $6.4 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25 percent. The Company recognized pre-tax income on its ALLO preferred membership interests of $2.2 million and $2.0 million during the three months ended September 30, 2022 and 2021, respectively, and $6.4 million during each of the nine months ended September 30, 2022 and 2021. This income is included in "other" in "other income/expense" on the consolidated statements of income.
(f)    The Company has partial ownership in certain private education, consumer, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2022, the Company's ownership correlates to approximately $630 million, $150 million, and $420 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations.
(g)    As of September 30, 2022, the Company has funded a total of $252.1 million in solar investments, which includes $81.3 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed in service. The solar investment balance at September 30, 2022 represents the sum of total tax credits earned on solar projects placed in service through September 30, 2022 and the calculated HLBV net losses being larger than total payments made by the Company on such projects. As of September 30, 2022, the Company is committed to fund an additional $42.8 million on these projects, of which $35.1 million will be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized pre-tax losses on its solar investments of $4.2 million and $3.4 million during the three months ended September 30, 2022 and 2021, respectively, and $7.1 million and $7.4 million during the nine months ended September 30, 2022 and 2021, respectively. These losses are included in “other” in "other income/expense" on the consolidated statements of income. Losses from solar investments include losses attributable to third-party minority interest investors (syndication partners) that are included in “net loss attributable to noncontrolling interests” in the consolidated statements of income. Solar losses attributed to minority interest investors was $4.1 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $8.0 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Impairment Expense
During the second quarter of 2022, the Company recorded an impairment charge of $5.4 million related primarily to one of its venture capital investments accounted for under the measurement alternative method. The impairment expense is included in "impairment expense and provision for beneficial interests, net" on the consolidated statements of income.
6. Business Combinations
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
Prior to the acquisition, the Company owned 50 percent of the ownership interests of NextGen and accounted for this investment under the equity method. As a result of the acquisition, the previously held 50 percent ownership interests was remeasured to its fair value as of the April 30, 2022 date of acquisition of the additional 30 percent of the ownership interests, resulting in a $15.2 million revaluation gain, which is included in "other" in "other income/expense" on the consolidated statements of income. For segment reporting, this gain is included in Corporate and Other Activities. Subsequent to the acquisition, the Company has consolidated the operating results of NextGen and such results are included in the Education Technology, Services, and Payment Processing reportable segment.
The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed at the acquisition date. During the three months ended September 30, 2022, the Company recognized certain adjustments to the provisional amounts recorded on the acquisition date that were needed to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The net impact of these adjustments had no impact on operating results.

Cash and cash equivalents	$1,885
Accounts receivable	1,315
Property and equipment	800
Other assets	201
Intangible assets	15,250
Excess cost over fair value of net assets acquired (goodwill)	15,937
Other liabilities	(4,550)
Net assets acquired	30,838
Minority interest	(6,291)
Remeasurement of previously held investment	(15,342)
Total consideration paid by the Company	$9,205
The $15.3 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 14 years. The intangible assets that made up this amount include customer relationships of $12.8 million (15-year useful life), computer software of $1.7 million (5-year useful life) and a trade name of $0.8 million (10-year useful life).
The $15.9 million of goodwill is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to the synergies and economies of scale expected from combining the operations of the Company and NextGen.
The pro forma impacts of the NextGen acquisition on the Company's historical results prior to the acquisition were not material.
GRNE Solar
On July 1, 2022, the Company acquired 80 percent of the ownership interests of two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC ("GRNE") and ENRG-Nelnet, LLC ("ENRG") (collectively referred to as "GRNE Solar") for total cash consideration of $30.4 million. GRNE designs and installs residential, commercial, and utility-scale solar systems in the Midwest. ENRG owns certain assets that generate and sell solar energy. The acquisition diversifies the Company's position in the renewable energy space to include solar construction. For segment reporting, the operating results of GRNE Solar are included in Corporate and Other Activities.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$1,742
Accounts receivable	4,941
Property and equipment	8,720
Other assets	3,092
Intangible assets	11,683
Excess cost over fair value of net assets acquired (goodwill)	14,004
Bonds and notes payable	(750)
Other liabilities	(5,438)
Net assets acquired	37,994
Minority interest	(7,599)
Total consideration paid by the Company	$30,395
The $11.7 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 8 years. The intangible assets that made up this amount include a trade name of $8.1 million (10-year useful life), customer relationships of $1.1 million (3-year useful life), and other separably identified intangibles of $2.4 million (5-year useful life).
The $14.0 million of goodwill is expected to be deductible for tax purposes. The amount allocated to goodwill was attributed to synergies from combining the operations of the Company and GRNE Solar and intangible assets that do not qualify for separate recognition.
The pro forma impacts of the GRNE Solar acquisition on the Company's historical results prior to the acquisition were not material.

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of September 30, 2022 (months)
		As of	As of
		September 30, 2022	December 31, 2021
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $49,709 and $97,398, respectively)	112	$55,385	47,894
Trade names (net of accumulated amortization of $312)	117	8,598	—
Computer software (net of accumulated amortization of $3,730 and $3,669, respectively)	30	4,190	4,135
Other (net of accumulated amortization of $245)	57	2,195	—
Total - amortizable intangible assets, net	106	$70,368	52,029
The Company recorded amortization expense on its intangible assets of $3.3 million for the three months ended September 30, 2022 and 2021, and $8.6 million and $19.9 million during the nine months ended September 30, 2022 and 2021, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2022, the Company estimates it will record amortization expense as follows:

2022 (October 1 - December 31)	$3,509
2023	13,222
2024	10,691
2025	7,604
2026	7,259
2027 and thereafter	28,083
$70,368
8. Goodwill
The carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Balance as of December 31, 2021 and March 31, 2022	$23,639	76,570	41,883	—	—	142,092
Goodwill acquired during the period (NextGen)	—	7,025	—	—	—	7,025
Balance as of June 30, 2022	23,639	83,595	41,883	—	—	149,117
Goodwill acquired during the period (GRNE Solar)	—	—	—	—	14,004	14,004
NextGen purchase price allocation adjustment	—	8,912	—	—	—	8,912
Balance as of September 30, 2022	$23,639	92,507	41,883	—	14,004	172,033

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

	Three months ended September 30,
	2022			2021
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$102,763	2,035	104,798	52,245	893	53,138
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,654,781	725,712	37,380,493	37,947,257	648,464	38,595,721
Earnings per share - basic and diluted	$2.80	2.80	2.80	1.38	1.38	1.38
	Nine months ended September 30,
	2022			2021
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$369,479	7,094	376,573	256,416	4,187	260,603
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,998,100	710,325	37,708,425	38,025,898	620,994	38,646,892
Earnings per share - basic and diluted	$9.99	9.99	9.99	6.74	6.74	6.74

10.  Segment Reporting
See note 15 of the notes to consolidated financial statements included in the 2021 Annual Report for a description of the Company's operating segments. The following tables include the results of each of the Company's operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$831	3,707	182,932	7,551	10,860	(2,748)	203,133
Interest expense	—	—	120,009	3,298	6,067	(2,748)	126,625
Net interest income	831	3,707	62,923	4,253	4,793	—	76,508
Less provision (negative provision) for loan losses	—	—	9,215	450	—	—	9,665
Net interest income after provision for loan losses	831	3,707	53,708	3,803	4,793	—	66,843
Other income/expense:
Loan servicing and systems revenue	134,197	—	—	—	—	—	134,197
Intersegment revenue	8,281	8	—	—	—	(8,289)	—
Education technology, services, and payment processing revenue	—	106,894	—	—	—	—	106,894
Solar construction revenue	—	—	—	—	9,358	—	9,358
Other	596	—	4,627	566	(3,564)	—	2,225
Gain on sale of loans	—	—	2,627	—	—	—	2,627
Impairment expense and provision for beneficial interests, net	—	—	—	—	121	—	121
Derivative settlements, net	—	—	10,271	—	—	—	10,271
Derivative market value adjustments, net	—	—	52,991	—	—	—	52,991
Total other income/expense	143,074	106,902	70,516	566	5,915	(8,289)	318,684
Cost of services:
Cost to provide education technology, services, and payment processing services	—	42,676	—	—	—	—	42,676
Cost to provide solar construction services	—	—	—	—	5,968	—	5,968
Total cost of services	—	42,676	—	—	5,968	—	48,644
Operating expenses:
Salaries and benefits	82,067	34,950	653	1,814	27,713	—	147,198
Depreciation and amortization	5,784	2,532	—	4	10,452	—	18,772
Other expenses	16,654	7,034	3,349	1,427	15,395	—	43,858
Intersegment expenses, net	17,486	4,762	8,350	69	(22,378)	(8,289)	—
Total operating expenses	121,991	49,278	12,352	3,314	31,182	(8,289)	209,828
Income (loss) before income taxes	21,914	18,655	111,872	1,055	(26,442)	—	127,055
Income tax (expense) benefit	(5,259)	(4,475)	(26,849)	(246)	10,244	—	(26,586)
Net income (loss)	16,655	14,180	85,023	809	(16,198)	—	100,469
Net (income) loss attributable to noncontrolling interests	—	(61)	—	—	4,390	—	4,329
Net income (loss) attributable to Nelnet, Inc.	$16,655	14,119	85,023	809	(11,808)	—	104,798

Total assets as of September 30, 2022	$235,858	440,859	16,374,493	884,089	2,360,882	(732,648)	19,563,533

	Three months ended September 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$31	344	131,781	2,061	2,609	(172)	136,654
Interest expense	24	—	48,662	421	1,242	(172)	50,176
Net interest income	7	344	83,119	1,640	1,367	—	86,478
Less provision (negative provision) for loan losses	—	—	5,940	(113)	—	—	5,827
Net interest income after provision for loan losses	7	344	77,179	1,753	1,367	—	80,651
Other income/expense:
Loan servicing and systems revenue	112,351	—	—	—	—	—	112,351
Intersegment revenue	8,621	3	—	—	—	(8,624)	—
Education technology, services, and payment processing revenue	—	85,324	—	—	—	—	85,324
Solar construction revenue	—	—	—	—	—	—	—
Other	727	13	(7,275)	450	17,952	—	11,867
Gain on sale of loans	—	—	3,444	—	—	—	3,444
Impairment expense and provision for beneficial interests, net	(13,243)	—	—	—	(916)	—	(14,159)
Derivative settlements, net	—	—	(5,909)	—	—	—	(5,909)
Derivative market value adjustments, net	—	—	7,260	—	—	—	7,260
Total other income/expense	108,456	85,340	(2,480)	450	17,036	(8,624)	200,178
Cost of services:
Cost to provide education technology, services, and payment processing services	—	31,335	—	—	—	—	31,335
Cost to provide solar construction services	—	—	—	—	—	—	—
Total cost of services	—	31,335	—	—	—	—	31,335
Operating expenses:
Salaries and benefits	75,305	29,119	542	890	22,735	—	128,592
Depreciation and amortization	4,245	2,762	—	—	8,702	—	15,710
Other expenses	12,738	4,804	5,420	445	14,918	—	38,324
Intersegment expenses, net	19,217	3,672	8,652	32	(22,949)	(8,624)	—
Total operating expenses	111,505	40,357	14,614	1,367	23,406	(8,624)	182,626
Income (loss) before income taxes	(3,042)	13,992	60,085	836	(5,003)	—	66,868
Income tax (expense) benefit	730	(3,358)	(14,421)	(200)	1,600	—	(15,649)
Net income (loss)	(2,312)	10,634	45,664	636	(3,403)	—	51,219
Net (income) loss attributable to noncontrolling interests	—	—	—	—	1,919	—	1,919
Net income (loss) attributable to Nelnet, Inc.	$(2,312)	10,634	45,664	636	(1,484)	—	53,138

Total assets as of September 30, 2021	$238,602	415,178	20,001,997	413,155	1,740,060	(406,253)	22,402,739

	Nine months ended September 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,144	4,920	441,926	15,792	21,087	(4,953)	479,916
Interest expense	44	—	235,720	5,792	11,745	(4,953)	248,347
Net interest income	1,100	4,920	206,206	10,000	9,342	—	231,569
Less provision (negative provision) for loan losses	—	—	17,178	1,462	—	—	18,640
Net interest income after provision for loan losses	1,100	4,920	189,028	8,538	9,342	—	212,929
Other income/expense:
Loan servicing and systems revenue	395,438	—	—	—	—	—	395,438
Intersegment revenue	25,142	16	—	—	—	(25,158)	—
Education technology, services, and payment processing revenue	—	310,211	—	—	—	—	310,211
Solar construction revenue	—	—	—	—	9,358	—	9,358
Other	1,946	—	16,270	2,224	4,309	—	24,750
Gain on sale of loans	—	—	5,616	—	—	—	5,616
Impairment expense and provision for beneficial interests, net	—	—	—	—	(6,163)	—	(6,163)
Derivative settlements, net	—	—	12,085	—	—	—	12,085
Derivative market value adjustments, net	—	—	239,125	—	—	—	239,125
Total other income/expense	422,526	310,227	273,096	2,224	7,504	(25,158)	990,420
Cost of services:
Cost to provide education technology, services, and payment processing services	—	109,073	—	—	—	—	109,073
Cost to provide solar construction services	—	—	—	—	5,968	—	5,968
Total cost of services	—	109,073	—	—	5,968	—	115,041
Operating expenses:
Salaries and benefits	257,259	98,356	1,858	5,082	75,455	—	438,010
Depreciation and amortization	16,056	7,544	—	11	30,366	—	53,978
Other expenses	46,375	19,549	9,925	3,009	41,438	—	120,297
Intersegment expenses, net	56,442	14,171	25,694	171	(71,320)	(25,158)	—
Total operating expenses	376,132	139,620	37,477	8,273	75,939	(25,158)	612,285
Income (loss) before income taxes	47,494	66,454	424,647	2,489	(65,061)	—	476,023
Income tax (expense) benefit	(11,399)	(15,947)	(101,915)	(574)	22,070	—	(107,765)
Net income (loss)	36,095	50,507	322,732	1,915	(42,991)	—	368,258
Net (income) loss attributable to noncontrolling interests	—	(8)	—	—	8,323	—	8,315
Net income (loss) attributable to Nelnet, Inc.	$36,095	50,499	322,732	1,915	(34,668)	—	376,573

Total assets as of September 30, 2022	$235,858	440,859	16,374,493	884,089	2,360,882	(732,648)	19,563,533

	Nine months ended September 30, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$95	818	388,149	5,479	5,379	(578)	399,341
Interest expense	70	—	124,282	1,007	3,158	(578)	127,939
Net interest income	25	818	263,867	4,472	2,221	—	271,402
Less provision (negative provision) for loan losses	—	—	(11,225)	378	—	—	(10,847)
Net interest income after provision for loan losses	25	818	275,092	4,094	2,221	—	282,249
Other income/expense:
Loan servicing and systems revenue	335,961	—	—	—	—	—	335,961
Intersegment revenue	25,369	9	—	—	—	(25,378)	—
Education technology, services, and payment processing revenue	—	257,284	—	—	—	—	257,284
Solar construction revenue	—	—	—	—	—	—	—
Other	2,541	13	(4,514)	475	31,668	—	30,183
Gain on sale of loans	—	—	18,715	—	—	—	18,715
Impairment expense and provision for beneficial interests, net	(13,243)	—	2,436	—	(1,416)	—	(12,223)
Derivative settlements, net	—	—	(15,587)	—	—	—	(15,587)
Derivative market value adjustments, net	—	—	44,455	—	—	—	44,455
Total other income/expense	350,628	257,306	45,505	475	30,252	(25,378)	658,788
Cost of services:
Cost to provide education technology, services, and payment processing services	—	80,063	—	—	—	—	80,063
Cost to provide solar construction services	—	—	—	—	—	—	—
Total cost of services	—	80,063	—	—	—	—	80,063
Operating expenses:
Salaries and benefits	210,151	82,154	1,594	3,956	65,496	—	363,351
Depreciation and amortization	20,411	8,789	—	—	26,927	—	56,129
Other expenses	39,296	14,063	12,763	1,227	40,265	—	107,611
Intersegment expenses, net	52,241	10,856	25,627	72	(63,419)	(25,378)	—
Total operating expenses	322,099	115,862	39,984	5,255	69,269	(25,378)	527,091
Income (loss) before income taxes	28,554	62,199	280,613	(686)	(36,796)	—	333,883
Income tax (expense) benefit	(6,853)	(14,928)	(67,347)	151	12,230	—	(76,747)
Net income (loss)	21,701	47,271	213,266	(535)	(24,566)	—	257,136
Net (income) loss attributable to noncontrolling interests	—	—	—	—	3,467	—	3,467
Net income (loss) attributable to Nelnet, Inc.	$21,701	47,271	213,266	(535)	(21,099)	—	260,603

Total assets as of September 30, 2021	$238,602	415,178	20,001,997	413,155	1,740,060	(406,253)	22,402,739

11. Disaggregated Revenue
The following tables provide disaggregated revenue by service offering and/or customer type for the Company's fee-based reportable operating segments.
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Government servicing	$104,428	84,084	312,368	241,497
Private education and consumer loan servicing	12,198	13,198	37,194	34,563
FFELP servicing	4,127	4,557	12,386	13,930
Software services	8,229	6,952	23,536	22,779
Outsourced services and other	5,215	3,560	9,954	23,192
Loan servicing and systems revenue	$134,197	112,351	395,438	335,961
Education Technology, Services, and Payment Processing

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Tuition payment plan services	$25,779	23,618	84,131	79,706
Payment processing	47,957	39,852	113,996	97,898
Education technology and services	32,548	21,295	110,755	78,752
Other	610	559	1,329	928
Education technology, services, and payment processing revenue	$106,894	85,324	310,211	257,284
Other Income/Expense
The following table provides the components of "other" in "other income/expense" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income/gains from investments, net	$10,701	16,050	40,685	40,141
Borrower late fee income	2,824	514	7,693	1,698
ALLO preferred return	2,164	2,043	6,420	6,384
Administration/sponsor fee income	1,920	1,670	6,055	1,670
Investment advisory services	1,612	2,400	4,375	6,242
Loss from ALLO voting membership interest investment	(17,562)	(10,495)	(47,633)	(31,620)
Loss from solar investments	(4,216)	(3,393)	(7,100)	(7,375)
Other	4,782	3,078	14,255	13,043
	$2,225	11,867	24,750	30,183
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
On August 24, 2022, the Department issued a bulletin titled “Biden-Harris Administration Announces Final Student Loan Pause Extension Through December 31 and Targeted Debt Cancellation to Smooth Transition to Repayment” (the “August 24, 2022 Bulletin”). The August 24, 2022 Bulletin indicates the Department will provide targeted student debt cancellation to borrowers with loans held by the Department, and that borrowers whose annual income for either 2020 or 2021 was under $125,000 (for single or married, filing separately) or under $250,000 (for married couples, filing jointly or heads of household) will be eligible for otherwise unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. On October 21, 2022, the U.S. Court of Appeals for the Eighth Circuit issued a temporary administrative stay of implementation of the Department's student debt relief plan in response to a legal challenge that was initiated by other parties (not the Company).
As of September 30, 2022, the Company was servicing 15.7 million borrowers under its government servicing contracts. The Company cannot currently estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the August 24, 2022 Bulletin and subsequent publicly available guidance provided by the Department. However, revenue earned by the Company under its contracts will be negatively impacted if the Department’s student debt relief plan or other broad based loan forgiveness is implemented.

13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2022			As of December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
FFELP loan asset-backed debt securities - available-for-sale	$—	785,009	785,009	—	494,682	494,682
Private education loan asset-backed debt securities - available-for-sale	—	317,901	317,901	—	412,552	412,552
Other debt securities - available-for-sale	100	275,061	275,161	100	22,335	22,435
Equity securities	7,254	—	7,254	63,154	—	63,154
Equity securities measured at net asset value (a)			31,960			8,832
Total investments	7,354	1,377,971	1,417,285	63,254	929,569	1,001,655
Total assets	$7,354	1,377,971	1,417,285	63,254	929,569	1,001,655
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$15,390,107	15,082,413	—	—	15,390,107
Accrued loan interest receivable	793,838	793,838	—	793,838	—
Cash and cash equivalents	63,198	63,198	63,198	—	—
Investments (at fair value)	1,417,285	1,417,285	7,354	1,377,971	—
Beneficial interest in loan securitizations	143,128	129,908	—	—	143,128
Restricted cash	799,212	799,212	799,212	—	—
Restricted cash – due to customers	180,919	180,919	180,919	—	—
Financial liabilities:
Bonds and notes payable	14,653,852	15,042,595	—	14,653,852	—
Accrued interest payable	21,796	21,796	—	21,796	—
Bank deposits	550,834	580,825	208,811	342,023	—
Due to customers	306,352	306,352	306,352	—	—

	As of December 31, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$18,576,272	17,546,645	—	—	18,576,272
Accrued loan interest receivable	788,552	788,552	—	788,552	—
Cash and cash equivalents	125,563	125,563	125,563	—	—
Investments (at fair value)	1,001,655	1,001,655	63,254	929,569	—
Beneficial interest in loan securitizations	142,391	120,142	—	—	142,391
Restricted cash	741,981	741,981	741,981	—	—
Restricted cash – due to customers	326,645	326,645	326,645	—	—
Financial liabilities:
Bonds and notes payable	17,819,902	17,631,089	—	17,819,902	—
Accrued interest payable	4,566	4,566	—	4,566	—
Bank deposits	342,463	344,315	184,897	157,566	—
Due to customers	366,002	366,002	366,002	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 22 of the notes to consolidated financial statements included in the 2021 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2022 and 2021. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2021 Annual Report, the "Risk Factors" section of this report, and elsewhere in this report, and include such risks and uncertainties as:
•risks and uncertainties related to the duration, ultimate severity, and continuing impacts of the coronavirus disease 2019 (“COVID-19”) pandemic, including changes in the macroeconomic environment and consumer behavior, restrictions on various activities intended to combat the pandemic, and volatility in market conditions resulting from the pandemic, including interest rates, the value of equities, and other financial assets;
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and any future servicing contracts with the U.S. Department of Education (the "Department"), which current contracts accounted for 29 percent of the Company's revenue in 2021, risks to the Company related to the Biden-Harris Administration's student debt relief plan announced on August 24, 2022 that may significantly decrease the number of borrowers serviced and revenue earned by the Company under such contracts, risks to the Company related to the Department's initiatives to procure new contracts for federal student loan servicing, including the pending and uncertain nature of the Department's procurement process, risks that the Company may not be successful in obtaining any of such potential new contracts, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or "FFELP"), private education, and consumer loans;
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
GAAP net income attributable to Nelnet, Inc.	$104,798	53,138	376,573	260,603
Realized and unrealized derivative market value adjustments	(52,991)	(7,260)	(239,125)	(44,455)
Tax effect (a)	12,718	1,742	57,390	10,669
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$64,525	47,620	194,838	226,817

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.80	1.38	9.99	6.74
Realized and unrealized derivative market value adjustments	(1.42)	(0.19)	(6.34)	(1.15)
Tax effect (a)	0.35	0.04	1.52	0.28
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.73	1.23	5.17	5.87
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
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate and Other Activities also includes income earned on certain investments and interest expense incurred on unsecured and other corporate related debt transactions. On July 1, 2022, the Company purchased 80 percent of the ownership interests of GRNE Solar. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report. The operating results from this acquisition are also included in Corporate.
The information below provides the operating results (income (loss) before income taxes) for each reportable operating segment and Corporate and Other Activities for the three and nine months ended September 30, 2022 and 2021. See "Results of Operations" for each reportable operating segment under this Item 2 for additional detail.

	Three months ended September 30,
	2022	2021	Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
NDS	$21,914	(3,042)
•The recognition of an impairment charge of $13.2 million in the third quarter of 2021 related primarily to building and building improvement assets due to an evaluation of the use of office space as a large number of employees continued to work from home as a result of the COVID-19 pandemic

NBS	18,655	13,992	•The recognition of $3.7 million of interest income in the third quarter of 2022 as compared to $0.3 million in the same period of 2021 due to higher interest rates
AGM	111,872	60,085
•A net gain of $53.0 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the third quarter of 2022 as compared to a net gain of $7.3 million for the same period in 2021
•An increase of $6.2 million in net interest income due to an increase in FFELP core loan spread in 2022 as compared to 2021
•A decrease of $14.3 million in net interest income due to the decrease in the average balance of FFELP loans in the third quarter of 2022 as compared to 2021
•The recognition of a $6.3 million investment loss during the third quarter of 2021

Nelnet Bank	1,055	836
Corporate	(26,442)	(5,003)
•The recognition of a net loss of $17.6 million in the third quarter of 2022 related to the Company’s investment in ALLO, as compared to a net loss of $10.5 million for the same period in 2021
•Investment income of $10.5 million in the third quarter of 2022 as compared to $21.9 million for the same period in 2021. In 2022, the Company recognized $5.9 million in gains from the sale of real estate investments, as compared to $11.2 million in 2021. In addition, the Company recognized $5.8 million in net realized and unrealized gains from marketable securities in 2021.

Income before income taxes	127,055	66,868
Income tax expense	(26,586)	(15,649)
Net loss attributable to noncontrolling interests	4,329	1,919
Net income	$104,798	53,138

	Nine months ended September 30,
	2022	2021	Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
NDS	$47,494	28,554
•The recognition of an impairment charge of $13.2 million in the third quarter of 2021 related primarily to building and building improvement assets due to an evaluation of the use of office space as a large number of employees continued to work from home as a result of the COVID-19 pandemic

NBS	66,454	62,199	•The recognition of $4.9 million of interest income in the first three quarters of 2022 as compared to $0.8 million in the same period of 2021 due to higher interest rates
AGM	424,647	280,613
•A net gain of $239.1 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the first three quarters of 2022 as compared to a net gain of $44.5 million for the same period in 2021
•A decrease of $23.8 million in interest expense during the first quarter of 2021 as a result of the Company reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid
•The recognition of provision for loan losses of $17.2 million in the first three quarters of 2022 as compared to negative provision of $11.2 million for the same period in 2021
•The recognition of $18.7 million of gains from the sale of loans during the first three quarters of 2021 compared to $5.6 million for the same period in 2022
•An increase of $13.5 million in net interest income due to an increase in FFELP core loan spread in 2022 as compared to 2021
•A decrease of $32.4 million in net interest income due to the decrease in the average balance of FFELP loans in the first three quarters of 2022 as compared to 2021

Nelnet Bank	2,489	(686)
Corporate	(65,061)	(36,796)
•The recognition of a net loss of $47.6 million for the first three quarters of 2022 related to the Company’s investment in ALLO, as compared to a net loss of $31.6 million for the same period in 2021
•Investment income of $37.2 million for the first three quarters of 2022 as compared to $43.7 million for the same period in 2021. Investment income in 2022 included $13.5 million in gains from the sale of real estate investments and a $15.2 million gain as a result of the revaluation of the Company's previously held 50 percent ownership interests in NextGen. In 2021, the Company recognized $22.2 million from the sale of real estate investments and $6.3 million in net realized and unrealized gains from marketable securities.
•The recognition of an impairment charge of $6.3 million in the second quarter of 2022 related primarily to a venture capital investment and certain real estate leases (as the Company continues to downsize its facility footprint as a result of associates working from home)

Income before income taxes	476,023	333,883
Income tax expense	(107,765)	(76,747)
Net loss attributable to noncontrolling interests	8,315	3,467
Net income	$376,573	260,603
Recent Developments
On August 24, 2022, the Department issued a bulletin titled “Biden-Harris Administration Announces Final Student Loan Pause Extension Through December 31 and Targeted Debt Cancellation to Smooth Transition to Repayment” (the “August 24, 2022 Bulletin”). The August 24, 2022 Bulletin extends the CARES Act repayment pause on Department held student loans through December 31, 2022 and indicates the Department will provide targeted student debt cancellation to borrowers with loans held by the Department, and that borrowers whose annual income for either 2020 or 2021 was under $125,000 (for single or married, filing separately) or under $250,000 (for married couples, filing jointly or heads of household) will be eligible for otherwise unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant.
Following the initial announcement, the Department provided more specific publicly available guidance on the student debt relief plan through the website of the Department’s Office of Federal Student Aid (“FSA”) on September 29, 2022, which guidance was subsequently revised and published in the Federal Register on October 12, 2022. As of November 7, 2022, the following guidance on loan forgiveness was provided on the FSA website (information on the FSA website is not incorporated by reference in this report):
•All loans eligible for the CARES Act student loan payment pause are also eligible for debt relief, including loans held by the Department and guaranty agencies

•As of September 29, 2022, borrowers with federal student loans not held by the Department cannot obtain one-time debt relief by consolidating those loans into Federal Direct Loan Program loans by the Department
•Borrowers with FFEL Program loans not held by the Department and who applied to consolidate into the Federal Direct Loan Program prior to September 29, 2022, are eligible for one-time debt relief through the Federal Direct Loan Program, subject to meeting the other terms and conditions
•The Department has indicated it is assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by the Department, including FFEL Program loans
On October 21, 2022, the U.S. Court of Appeals for the Eighth Circuit issued a temporary administrative stay of implementation of the Department's student debt relief plan in response to a legal challenge that was initiated by other parties (not the Company).
In view of this recent announcement and guidance by the Department, the Company does not currently expect there to be significant FFELP loan consolidation activity specifically as a result of the one-time student debt relief plan announced in the August 24, 2022 Bulletin. However, since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. Sustained higher FFELP loan prepayments will impact net interest income in the Company’s AGM operating segment, FFELP servicing revenue in the Company’s LSS operating segment, investment advisory services revenue earned by the Company’s SEC-registered investment advisor subsidiary (Whitetail Rock Capital Management, LLC) on FFELP loan asset-backed securities under management, and interest income earned on the Company’s FFELP loan asset-backed securities investments in future periods.
In addition, as of September 30, 2022, the Company was servicing 15.7 million borrowers under its government servicing contracts. The Company cannot currently estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the August 24, 2022 Bulletin and subsequent guidance provided by the Department. However, revenue earned by the Company under its contracts will be negatively impacted if the Department’s student debt relief plan or other broad based loan forgiveness is implemented.
See Part II, Item 1A, “Risk Factors - Our largest fee-based customer, the Department of Education, represented 29 percent of our revenue in 2021. Failure to extend the Department contracts or obtain new Department contracts in the Department's current or other procurement processes, our inability to consistently surpass competitor performance metrics, unfavorable contract modifications or interpretations, or the loss of servicing borrower volume due to broad based debt cancellation by the Department, could significantly lower servicing revenue and hinder future service opportunities.” and “- Our loan portfolio is subject to prepayment risk, which could reduce the expected cash flows and earnings on our portfolio.” in this report for additional information.
Impact of COVID-19
The COVID-19 pandemic has had a significant impact on the economic environment globally and in the U.S. There is uncertainty as to the length and breadth of the impact to the U.S. economy and, consequently, on the Company. As a related matter, on August 24, 2022, the Department announced that the suspension under the CARES Act on federal student loan payments and interest accruals on all loans owned by the Department was extended through December 31, 2022.
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

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and nine months ended September 30, 2022 compared to the same periods in 2021 is provided below.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021	Additional information
Loan interest	$176,244	124,096	422,327	370,219	Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and in gross fixed rate floor income.
Investment interest	26,889	12,558	57,589	29,122	Includes income from interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to an increase in interest earning investments and an increase in interest rates in 2022 as compared to 2021.
Total interest income	203,133	136,654	479,916	399,341
Interest expense	126,625	50,176	248,347	127,939
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

Net interest income	76,508	86,478	231,569	271,402
Less provision (negative provision) for loan losses	9,665	5,827	18,640	(10,847)
Represents the current period provision (negative provision) to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the activity in the Company's allowance for loan losses.

Net interest income after provision for loan losses	66,843	80,651	212,929	282,249
Other income/expense:
LSS revenue	134,197	112,351	395,438	335,961	See LSS operating segment - results of operations.
ETS&PP revenue	106,894	85,324	310,211	257,284	See ETS&PP operating segment - results of operations.
Solar construction revenue	9,358	—	9,358	—
On July 1, 2022, the Company acquired 80 percent of the ownership interests of GRNE Solar. GRNE Solar designs and installs residential, commercial, and utility-scale solar systems. The acquisition diversifies the Company's position in the renewable energy space to include solar construction.

Other	2,225	11,867	24,750	30,183	See table below for the components of "other."
Gain on sale of loans	2,627	3,444	5,616	18,715
The Company sold $18.1 million (par value) and $28.9 million (par value) of consumer loans in January 2022 and July 2022, respectively, and recognized a gain of $3.0 million and $2.6 million, respectively. The Company also sold $77.4 million (par value) and $18.4 million (par value) of consumer loans in May 2021 and September 2021, respectively, and recognized gains of $15.3 million and $3.2 million, respectively.

Impairment expense and provision for beneficial interests, net	121	(14,159)	(6,163)	(12,223)	During the third quarter of 2021, the Company evaluated the use of office space as a large number of employees continued to work from home due to COVID-19. As a result of this evaluation, the Company recorded an impairment charge during the third quarter of 2021 of $14.2 million. The impairment charge related primarily to building and operating lease assets. During the second quarter of 2022, the Company recorded impairment expense of $6.3 million related primarily to a venture capital investment and certain real estate leases.
Derivative settlements, net	10,271	(5,909)	12,085	(15,587)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See AGM operating segment - results of operations.
Derivative market value adjustments, net	52,991	7,260	239,125	44,455	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	318,684	200,178	990,420	658,788

Cost of services:
Cost to provide education technology, services, and payment processing services	42,676	31,335	109,073	80,063
Represents primarily direct costs to provide payment processing and instructional services in the ETS&PP operating segment. Increase in 2022 compared to 2021 was primarily due to additional instructional services costs. See ETS&PP operating segment - results of operations.

Cost to provide solar construction services	5,968	—	5,968	—	As noted above, the Company acquired GRNE Solar on July 1, 2022. These amounts represent direct costs related to GRNE providing solar construction services.
Total cost of services	48,644	31,335	115,041	80,063
Operating expenses:
Salaries and benefits	147,198	128,592	438,010	363,351	Increase was due to an increase in headcount in the (i) LSS operating segment as the Company has been required to prepare for the resumption of federal student loan payments upon the expiration of the CARES Act borrower relief provisions, which have been extended several times; and (ii) ETS&PP operating segment to support the growth of its customer base and the investment in the development of new technologies.
Depreciation and amortization	18,772	15,710	53,978	56,129	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	43,858	38,324	120,297	107,611	Other expenses includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to (i) an increase in expenses in the LSS operating segment due to growth of borrowers under the government servicing contracts; and (ii) an increase in expenses in the ETS&PP operating segment due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies, and an increase in costs for travel and in-person hosted conferences that subsided in 2021 due to the COVID-19 pandemic.
Total operating expenses	209,828	182,626	612,285	527,091
Income before income taxes	127,055	66,868	476,023	333,883
Income tax expense	26,586	15,649	107,765	76,747
The effective tax rate was 20.2% and 22.7% for the three months ended September 30, 2022 and 2021, respectively, and 22.2% and 22.7% for the nine months ended September 30, 2022 and 2021, respectively.

Net income	100,469	51,219	368,258	257,136
Net loss attributable to noncontrolling interests	4,329	1,919	8,315	3,467	Amounts for noncontrolling interests primarily reflect the net income/loss attributable to the holders of minority membership interests in Whitetail Rock Capital Management, LLC and multiple solar entities.
Net income attributable to Nelnet, Inc.	$104,798	53,138	376,573	260,603
The following table summarizes the components of "other" in "other income/expense" on the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income/gains from investments, net (a)	$10,701	16,050	40,685	40,141
Borrower late fee income (b)	2,824	514	7,693	1,698
ALLO preferred return (c)	2,164	2,043	6,420	6,384
Administration/sponsor fee income (d)	1,920	1,670	6,055	1,670
Investment advisory services (e)	1,612	2,400	4,375	6,242
Loss from ALLO voting membership interest investment (f)	(17,562)	(10,495)	(47,633)	(31,620)
Loss from solar investments (g)	(4,216)	(3,393)	(7,100)	(7,375)
Other	4,782	3,078	14,255	13,043
Other income	$2,225	11,867	24,750	30,183

(a)    The Company recognized net income/gains from its real estate and venture capital investment portfolios of $9.7 million during both the three months ended September 30, 2022 and 2021, respectively, and $26.6 million and $32.3 million during the nine months ended September 30, 2022 and 2021, respectively. The majority of these gains were from the sale of investments, and thus are not recurring.
In addition, during the second quarter of 2022, the Company recognized a $15.2 million (pre-tax) gain as a result of the revaluation of its previously held 50 percent ownership interests in NextGen (previously accounted for under the equity method) as a result of the Company purchasing an additional 30 percent ownership interests in NextGen on April 30, 2022.
The remaining amount of income/gains from investments recognized by the Company and included in the table above relate to gains/losses from sales of debt and equity securities and the remeasurement of certain equity securities measured at fair value.

(b)    Represents borrower late fees earned primarily by the AGM operating segment. The increase in borrower late fees for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was due to the Company suspending substantially all borrower late fees effective March 13, 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans).
(c)    Represents the Company's income on its preferred membership interests in ALLO, which was deconsolidated from the Company's financial statements in December 2020. As of September 30, 2022 and 2021, the amount of preferred membership interests held by the Company was $137.3 million and $129.7 million, respectively, which earns a preferred annual return of 6.25 percent.
(d)    Represents fee income earned by the AGM operating segment as administrator and sponsor for the securitizations completed during 2021 by the joint venture to purchase and securitize private education loans sold by Wells Fargo.
(e)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC ("WRCM"), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points on the majority of the outstanding balance of asset-backed securities under management and a share of the gains from the sale of asset-backed securities or asset-backed securities being called prior to the full contractual maturity for which it provides advisory services. As of September 30, 2022, the outstanding balance of asset-backed securities under management subject to these arrangements was $3.0 billion, of which all of such securities were FFELP student loan asset-backed securities. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (with the Nelnet stock primarily shares of Class B common stock held in various trust estates).
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
(g)    Represents the Company's share of income or loss from solar investments under the HLBV method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Losses from solar investments include losses attributable to third-party minority interest investors of $4.1 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively, and $8.0 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively, that are included in "net loss attributable to noncontrolling interests" in the consolidated statements of income.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Servicing volume (dollars in millions):
Government	$443,248	453,681	452,450	461,054	478,402	507,653	542,398	545,546
FFELP	30,763	30,084	29,361	28,244	26,916	25,646	24,224	22,412
Private and consumer	16,226	21,397	24,758	24,229	23,702	23,433	22,838	22,461
Total	$490,237	505,162	506,569	513,527	529,020	556,732	589,460	590,419

Number of servicing borrowers:
Government	13,251,930	13,301,364	13,253,051	13,570,056	14,196,520	14,727,860	15,426,607	15,657,942
FFELP	1,300,677	1,233,461	1,198,863	1,150,214	1,092,066	1,034,913	977,785	910,188
Private and consumer	636,136	882,477	1,039,537	1,097,252	1,065,439	1,030,863	998,454	979,816
Total	15,188,743	15,417,302	15,491,451	15,817,522	16,354,025	16,793,636	17,402,846	17,547,946

Number of remote hosted borrowers:	6,555,841	4,307,342	4,338,570	4,548,541	4,799,368	5,487,943	5,738,381	6,025,377
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
In July 2021, the Pennsylvania Higher Education Assistance Agency ("PHEAA"), a servicer for the Department, announced that it will exit the federal student loan servicing business. All applicable student loans serviced for the Department by PHEAA will be transferred to successor servicers by December 2022. At the time of this announcement, PHEAA serviced approximately 8.5 million borrowers under its contract. As of December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, approximately 603,000, 1,175,000, 1,905,000, and 1,909,000 PHEAA borrowers, respectively, have been transitioned to the Company's platform. In addition, over this same time period, PHEAA borrowers were transferred to other servicers that the Company provides its servicing system (remote hosted servicing customers). This has increased the number of remote hosted borrowers as reflected in the table above.
Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company receives less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. On April 6, 2022, the Department extended the student loans payment pause under the CARES Act from May 1, 2022 to August 31, 2022, and on August 24, 2022, the Department extended such payment pause from August 31, 2022 to December 31, 2022. Prior to the April 2022 extension (during the fourth quarter of 2021 and first quarter of 2022), the Company earned additional revenue from the Department based on incremental work, including outbound engagement, being performed by the Company to support the anticipated Department borrowers coming out of forbearance. Effective May 1, 2022, the Department increased the monthly per borrower CARES Act forbearance rate paid to its servicers to compensate them for supplemental outreach to certain borrowers and to support the transition of borrowers back to repayment. Once borrowers transition back to repayment, the Company anticipates revenue per borrower from the Department will increase to pre-CARES Act levels.
Department of Education Loan Forgiveness
The Department's August 24, 2022 Bulletin announcing a broad based student debt relief plan indicates the Department will provide targeted student debt cancellation to borrowers with loans held by the Department, and that borrowers whose annual income for either 2020 or 2021 was under $125,000 (for single or married, filing separately) or under $250,000 (for married couples, filing jointly or heads of household) will be eligible for otherwise unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. On October 21, 2022, the U.S. Court of Appeals for the Eighth Circuit issued a temporary administrative stay of implementation of the Department's student debt relief plan in response to a legal challenge that was initiated by other parties (not the Company).
The Company cannot currently estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the Department's announcement. If there was a broad $10,000 or $20,000 per borrower forgiveness on all government owned loans, the Company estimates it would decrease the number of borrowers serviced (based on the borrower loan information as of September 30, 2022) by approximately 4.4 million borrowers and 7.5 million borrowers, respectively. The actual impact to the number of borrowers serviced is expected to be less than these amounts due to annual income ceilings for borrowers to qualify for forgiveness and the impact of whether a Pell Grant was received on the amount of forgiveness for a borrower.
Revenue earned under the current Department servicing contracts, and software services revenue earned in providing remote hosted services to other Department servicers, will decrease in future periods if the Department's student debt relief plan or other broad based loan forgiveness is implemented.
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
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Additional information
Net interest income	$831	7	1,100	25	Increase was due to higher interest rates in 2022 as compared to 2021.
Loan servicing and systems revenue	134,197	112,351	395,438	335,961	See table below for additional information.
Intersegment servicing revenue	8,281	8,621	25,142	25,369
Represents revenue earned by the LSS operating segment from servicing loans for the AGM and Nelnet Bank operating segments. Decrease in 2022 compared to 2021 was due to the continued amortization of AGM's FFELP portfolio. Decrease was partially offset by ending COVID-19 pandemic borrower relief policies, which increased servicing activities performed for AGM. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	596	727	1,946	2,541	Represents revenue earned from providing administrative support and marketing services.
Impairment expense	—	(13,243)	—	(13,243)	During the third quarter of 2021, the Company evaluated use of office space as a large number of employees continued to work from home due to COVID-19. As a result of this evaluation, the Company recorded a non-cash impairment charge to certain building and building improvement assets during the third quarter of 2021.
Total other income	143,074	108,456	422,526	350,628
Salaries and benefits	82,067	75,305	257,259	210,151
Increase in 2022 compared to 2021 was due to the Company hiring contact center operations and support associates to prepare for the resumption of federal student loan payments and other activities after the CARES Act suspension expires. The CARES Act suspension was expected to expire on January 31, 2022 and has been extended three additional times to May 1, 2022, August 31, 2022, and again to December 31, 2022.

Depreciation and amortization	5,784	4,245	16,056	20,411	Includes amortization of intangible assets from the Great Lakes acquisition in February 2018 of which the majority of such assets became fully amortized as of June 30, 2021. Amortization of intangible assets for the nine months ended September 30, 2022 and 2021 was $1.1 million and $11.6 million, respectively. Excluding amortization of intangible assets, the increase in 2022 compared to 2021 was due to scaling of the Company's servicing platform for the PHEAA loan volume transferred to its platform.
Other expenses	16,654	12,738	46,375	39,296	Increase in 2022 compared to 2021 was due to additional costs associated with the growth of borrowers under the government servicing contracts.
Intersegment expenses	17,486	19,217	56,442	52,241	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	121,991	111,505	376,132	322,099
Income (loss) before income taxes	21,914	(3,042)	47,494	28,554
Income tax (expense) benefit	(5,259)	730	(11,399)	(6,853)	Represents income tax (expense) benefit at an effective tax rate of 24%.
Net income (loss)	$16,655	(2,312)	36,095	21,701

GAAP before tax operating margin	15.3%	(2.5)%	11.2%	7.9%
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

Before tax operating margin, excluding impairment and amortization expense, decreased in the nine months ended September 30, 2022 compared to the same period in 2021 due to increased operating expenses, primarily salaries and benefits, as the Company prepared for a January 31, 2022 expiration of the federal student loan payment pause under the CARES Act, which has been extended three additional times to May 1, 2022, August 31, 2022, and again to December 31, 2022.

Impairment expense	—	10.9%	—	3.6%
Amortization expense	0.3%	0.5%	0.3%	3.2%
Non-GAAP before tax operating margin, excluding impairment and amortization expense	15.6%	8.9%	11.5%	14.7%
Loan servicing and systems revenue

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Additional information
Government servicing	$104,428	84,084	312,368	241,497
Represents revenue from the Company's Department servicing contracts. Increase in 2022 compared to 2021 was due to (i) an increase in the number of borrowers serviced, including PHEAA borrowers transferred to the Company's servicing platform; (ii) a per borrower rate increase beginning September 1, 2021 to reflect the increase in the cost of labor (Employment Cost Index) per the provisions of the contract; and (iii) a CARES Act forbearance rate increase effective May 1, 2022. Increase in the nine months ended September 30, 2022 compared to the same period in 2021 was also due to (i) the recognition of $9.1 million of revenue in the first quarter of 2022 for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers; and (ii) the recognition of $10.5 million of revenue in the first quarter of 2022 related to the discharge of borrowers under the Total and Permanent Disability ("TPD") discharge program. The Company earns revenue per each borrower that satisfies the requirements for their loan to be discharged under the TPD discharge program.

Private education and consumer loan servicing	12,198	13,198	37,194	34,563
Increase for the nine months ended September 30, 2022 compared to the same period in 2021 was due to the addition of the former Wells Fargo private education loan borrowers converted to the Company's servicing platform during March and the second quarter of 2021. Excluding revenue earned on the former Wells Fargo portfolio, revenue for 2022 decreased compared to 2021. The decrease in revenue was due to a decrease in servicing volume and client requested enhanced delinquency services.

FFELP servicing	4,127	4,557	12,386	13,930
Decrease in 2022 compared to 2021 was due to a decrease in the number of borrowers serviced. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. Since late 2021, the Company has experienced accelerated run-off of its FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of borrower relief under the CARES Act and an initiative offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs.

Software services	8,229	6,952	23,536	22,779	Increase in 2022 compared to 2021 is due to an increase in the number of remote hosted servicing borrowers primarily from the transfer of PHEAA borrowers to these servicing customers. This increase was partially offset during the nine months ended September 30, 2022 compared to the same period in 2021 due to many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, expiring on January 31, 2021.
Outsourced services and other	5,215	3,560	9,954	23,192
The majority of this revenue relates to providing contact center and back office operational outsourcing services. In 2021, these services included assisting state agencies with COVID-19 specific activities. Revenue from providing COVID-19 related services to state agencies was $1.3 million and $16.3 million during the three and nine months ended September 30, 2021. Excluding COVID-19 specific activities, outsourced services revenue has increased in 2022 as compared to 2021 due to additional outsourced opportunities, including assisting existing Department servicers as they wind down their operations.

Loan servicing and systems revenue	$134,197	112,351	395,438	335,961

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
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Additional information
Interest income	$3,707	344	4,920	818	Represents interest income on tuition funds held in custody for schools. Increase was due to higher interest rates in 2022 as compared to 2021.
Education technology, services, and payment processing revenue	106,894	85,324	310,211	257,284	See table below for additional information.
Intersegment revenue	8	3	16	9
Other	—	13	—	13
Total other income	106,902	85,340	310,227	257,306
Cost of services	42,676	31,335	109,073	80,063	See table below for additional information.
Salaries and benefits	34,950	29,119	98,356	82,154	Increase in 2022 compared to 2021 was due to an increase in headcount to support the growth of the customer base, and the investment in the development of new technologies.
Depreciation and amortization	2,532	2,762	7,544	8,789
Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $2.2 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of intangible assets is expected to increase in future periods as a result of the recent business acquisition of NextGen. See note 6 of the notes to the consolidated financial statements included under Part I, Item 1 of this report.

Other expenses	7,034	4,804	19,549	14,063
Increase was due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies. Increase was also due to an increase in costs for travel and in-person hosted conferences that subsided in 2021 due to the COVID pandemic.

Intersegment expenses, net	4,762	3,672	14,171	10,856	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	49,278	40,357	139,620	115,862
Income before income taxes	18,655	13,992	66,454	62,199
Income tax expense	(4,475)	(3,358)	(15,947)	(14,928)	Represents income tax expense at an effective tax rate of 24%.
Net income	14,180	10,634	50,507	47,271
Net income attributable to noncontrolling interests	(61)	—	(8)	—	Amounts for noncontrolling interests reflect the net income attributable to the holders of minority membership interests in NextGen, of which the Company became the majority owner on April 30, 2022. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Net income attributable to Nelnet, Inc.	$14,119	10,634	50,499	47,271

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Additional information
Tuition payment plan services	$25,779	23,618	84,131	79,706
Revenue increased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 due to a higher number of payment plans in the K-12 market. In addition, revenue for the three months ended September 30, 2022 increased compared to the same period in 2021 due to a higher number of payment plans for institutions of higher education.

Payment processing	47,957	39,852	113,996	97,898	Payment volumes in 2022 increased as compared to 2021 for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology and services	32,548	21,295	110,755	78,752
Increase in 2022 compared to 2021 was due to an increase in revenues from the Company’s school information system software, enrollment and communication products, revenue from the NextGen acquisition, and FACTS Education Solutions instructional and professional development services. FACTS Education Solutions instructional services revenue was the largest component of this increase, driven by the Emergency Assistance to Non-Public Schools (“EANS”) program which provides funds to non-public schools through September 2024 to address the impact the COVID-19 pandemic has had or continues to have on school students and teachers.

Other	610	559	1,329	928
Education technology, services, and payment processing revenue	106,894	85,324	310,211	257,284
Cost of services	42,676	31,335	109,073	80,063
Costs primarily relate to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also included as a component of this expense and were the primary driver of the increase in 2022 compared to 2021 due to the increase in instructional services resulting from the EANS program as noted for Education technology and services revenue above.

Net revenue	$64,218	53,989	201,138	177,221
Before tax operating margin	23.3%	25.3%	30.6%	34.6%
Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for the ETS&PP segment is calculated as income before income taxes less interest income divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

The decrease in margin for 2022 as compared to 2021 was due to investments in (i) the development of new services and technologies; and (ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues.

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2022, the AGM operating segment had a $14.8 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of September 30, 2022 and December 31, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$15,855,137	19,331,725	17,441,790	19,559,108
Loan acquisitions:
Federally insured student loans	896	70,844	54,845	833,313
Private education loans	667	1,680	8,177	88,131
Consumer and other loans	120,465	20,939	256,998	61,319
Total loan acquisitions	122,028	93,463	320,020	982,763
Repayments, claims, capitalized interest, participations, and other, net	(385,312)	(818,554)	(1,310,913)	(1,415,249)
Loans lost to external parties	(768,923)	(145,270)	(1,609,728)	(587,841)
Loans sold	(28,915)	(23,670)	(47,154)	(101,087)
Ending balance	$14,794,015	18,437,694	14,794,015	18,437,694
The Company has also purchased partial ownership in certain private education, consumer, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2022, the Company’s ownership correlates to approximately $630 million, $150 million, and $420 million of private education, consumer, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs.
Allowance for Loan Losses and Loan Delinquencies
For a summary of the allowance as a percentage of the ending balance for each of AGM's loan portfolios as of September 30, 2022 and December 31, 2021, the activity in AGM's allowance for loan losses for the three and nine months ended September 30, 2022 and 2021, and a summary of AGM's loan status and delinquency amounts as of September 30, 2022, December 31, 2021, and September 30, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Variable loan yield, gross	5.05%	2.61%	3.76%	2.65%
Consolidation rebate fees	(0.84)	(0.85)	(0.85)	(0.84)
Discount accretion, net of premium and deferred origination costs amortization	0.02	0.03	0.03	0.01
Variable loan yield, net	4.23	1.79	2.94	1.82
Loan cost of funds - interest expense (a) (b)	(3.11)	(0.99)	(1.95)	(1.03)
Loan cost of funds - derivative settlements (c) (d)	(0.03)	(0.02)	0.00	(0.01)
Variable loan spread	1.09	0.78	0.99	0.78
Fixed rate floor income, gross	0.19	0.75	0.45	0.75
Fixed rate floor income - derivative settlements (c) (e)	0.30	(0.11)	0.10	(0.10)
Fixed rate floor income, net of settlements on derivatives	0.49	0.64	0.55	0.65
Core loan spread	1.58%	1.42%	1.54%	1.43%

Average balance of AGM's loans	$15,466,505	19,084,320	16,371,092	19,178,788
Average balance of AGM's debt outstanding	15,060,823	18,863,730	15,905,170	18,890,832
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
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Core loan spread	1.58%	1.42%	1.54%	1.43%
Derivative settlements (1:3 basis swaps)	0.03	0.02	(0.00)	0.01
Derivative settlements (fixed rate floor income)	(0.30)	0.11	(0.10)	0.10
Loan spread	1.31%	1.55%	1.44%	1.54%
(d)    Derivative settlements consist of net settlements (paid) received related to the Company’s 1:3 basis swaps.
(e)    Derivative settlements consist of net settlements received (paid) related to the Company’s floor income interest rate swaps.

A trend analysis of AGM's core and variable loan spreads is summarized below.

1.80%
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
-0.15%
-0.20%
-0.25%
-0.30%
-0.35%
-0.40%
-0.45%
Core and Variable Loan Spreads
Asset / Liability Base Rate Spread
1.45%
1.41%
1.42%
1.36%
1.45%
1.61%
1.58%
0.11%
0.11%
0.09%
0.09%
(0.01%)
(0.16%)
(0.36%)
0.80%
0.75%
0.78%
0.71%
0.85%
1.06%
1.09%
Q1 21
Q2 21
Q3 21
Q4 21
Q1 22
Q2 22
Q3 22
Core
Variable
Asset/Liability Base Rate Spread

The interest earned on a large portion of AGM's FFELP student loan assets is indexed to the one-month LIBOR rate. AGM funds a portion of its assets with three-month LIBOR indexed floating rate securities. The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. The table above (the right axis) shows the difference between AGM's liability base rate and the one-month LIBOR rate by quarter.
Variable loan spread increased during the three and nine months ended September 30, 2022 compared to the same periods in 2021 due to a significant increase in short-term interest rates during each of the first three quarters of 2022. In an increasing interest rate environment, student loan spread increases due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly.
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
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed rate floor income, gross	$7,585	35,850	54,870	108,029
Derivative settlements (a)	11,356	(5,209)	11,843	(14,648)
Fixed rate floor income, net	$18,941	30,641	66,713	93,381
Fixed rate floor income contribution to spread, net	0.49%	0.64%	0.55%	0.65%

(a)    Derivative settlements consist of net settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was due to higher interest rates in 2022 as compared to 2021. Subsequent to September 30, 2022 (on November 2, 2022), the Federal Reserve again increased interest rates, and it is currently anticipated that interest rates may continue to rise as a result of inflationary pressures in the U.S. economy; increases in interest rates will reduce the amount of gross fixed rate floor income the Company is currently receiving.
The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. The increase in net derivative settlements received by the Company during the three and nine months ended September 30, 2022, as compared to net derivative settlements paid during the same periods in 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.
See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on the Company’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of September 30, 2022, the interest earned on a principal amount of $13.3 billion of AGM's FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $13.1 billion of AGM’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. The market transition away from the LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2021 Annual Report for additional information.
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

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Additional information
Net interest income after provision for loan losses	$53,708	77,179	189,028	275,092	See table below for additional analysis.
Other income (expense)	4,627	(7,275)	16,270	(4,514)
Other income includes primarily borrower late fees, income from providing administration activities for third-parties, and income from AGM's investment in a joint venture. Borrower late fees for the three months ended September 30, 2022 and 2021 were $2.8 million and $0.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $7.7 million and $1.7 million, respectively. The Company suspended borrower late fees in March 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans). The Company recognized revenue of $1.9 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $6.1 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively, as administrator and sponsor for the securitizations completed during 2021 by the joint venture to purchase and securitize private education loans sold by Wells Fargo. The Company also recognized losses of $0.3 million and $6.3 million for the three months ended September 30, 2022 and 2021, respectively, and income of $1.3 million and a loss of $5.0 million for the nine months ended September 30, 2022 and 2021, respectively, related to its investment in the joint venture.

Gain on sale of loans	2,627	3,444	5,616	18,715
The Company sold $18.1 million (par value) and $28.9 million (par value) of consumer loans in January 2022 and July 2022, respectively, and recognized a gain of $3.0 million and $2.6 million, respectively. The Company also sold $77.4 million (par value) and $18.4 million (par value) of consumer loans in May 2021 and September 2021, respectively, and recognized gains of $15.3 million and $3.2 million, respectively.

Impairment expense and provision for beneficial interests, net	—	—	—	2,436
In the first quarter of 2021, due to improved economic conditions, the Company recorded a negative provision of $2.4 million related to its remaining allowance on a consumer loan securitization beneficial interest investment. Such allowance was initially recorded in March 2020 as a result of the COVID-19 pandemic.

Derivative settlements, net	10,271	(5,909)	12,085	(15,587)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	52,991	7,260	239,125	44,455	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during 2022 and 2021 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income/expense	70,516	(2,480)	273,096	45,505
Salaries and benefits	653	542	1,858	1,594
Other expenses	3,349	5,420	9,925	12,763	The primary component of other expenses is servicing fees paid to third parties. The decrease in 2022 as compared to 2021 was due to a decrease in AGM's loan portfolio. These decreases were partially offset by increased costs due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in 2022 as compared to 2021.
Intersegment expenses	8,350	8,652	25,694	25,627
Amounts include fees paid to the LSS operating segment for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. The increase in servicing fees for the nine months ended September 30, 2022 as compared to the same period in 2021 was due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in 2022 as compared to 2021. These increases were partially offset by the expected amortization of AGM's FFELP portfolio. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	12,352	14,614	37,477	39,984
Total operating expenses were 32 basis points and 31 basis points of the average balance of loans for the three months ended September 30, 2022 and 2021, respectively, and 31 basis points and 28 basis points for the nine months ended September 30, 2022 and 2021, respectively. The increase in operating expenses as a percent of the average balance of loans in 2022 as compared to 2021 was due to ending COVID-19 pandemic borrower relief policies which increased servicing activities in 2022 as compared to 2021.

Income before income taxes	111,872	60,085	424,647	280,613
Income tax expense	(26,849)	(14,421)	(101,915)	(67,347)	Represents income tax expense at an effective tax rate of 24%.
Net income	$85,023	45,664	322,732	213,266
Additional information:
Net income	$85,023	45,664	322,732	213,266	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(52,991)	(7,260)	(239,125)	(44,455)
Tax effect	12,718	1,742	57,390	10,669
Net income, excluding derivative market value adjustments	$44,750	40,146	140,997	179,480

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Additional information
Variable interest income, gross	$196,910	126,270	459,575	379,705	Increase in 2022 compared to 2021 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(32,612)	(40,340)	(104,335)	(121,662)	Decrease in 2022 compared to 2021 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	737	1,230	3,669	1,776	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	165,035	87,160	358,909	259,819
Interest on bonds and notes payable	(118,135)	(48,549)	(231,960)	(123,861)
Increase in 2022 compared to 2021 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.

Derivative settlements, net (a)	(1,085)	(700)	242	(939)	Derivative settlements include the net settlements (paid) received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	45,815	37,911	127,191	135,019
Fixed rate floor income, gross	7,585	35,850	54,870	108,029
Decrease in 2022 compared to 2021 was due to higher interest rates in 2022 as compared to 2021. Subsequent to September 30, 2022 (on November 2, 2022), the Federal Reserve again increased interest rates, and it is currently anticipated that interest rates may continue to rise as a result of inflationary pressures in the U.S. economy; increases in interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.

Derivative settlements, net (a)	11,356	(5,209)	11,843	(14,648)
Derivative settlements include the settlements received (paid) related to the Company's floor income interest rate swaps. The increase in net derivative settlements received by the Company during 2022, as compared to net derivative settlements paid during 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.

Fixed rate floor income, net of settlements on derivatives	18,941	30,641	66,713	93,381
Core loan interest income (a)	64,756	68,552	193,904	228,400
Investment interest	10,312	8,771	28,147	20,301	Increase in 2022 compared to 2021 was due to an increase in the Company's loan beneficial interest investments throughout 2021.
Intercompany interest	(1,874)	(113)	(3,760)	(421)
(Provision) negative provision for loan losses - federally insured loans	(888)	(4,452)	(505)	3,428	The Company has recognized provision for loan losses during the three and nine months ended September 30, 2022 due to management's estimate of declining economic conditions, as well as establishing an initial allowance for loans acquired and originated during the period.

					See "Allowance for Loan Losses and Loan Delinquencies" included above under "Asset Generation and Management Operating Segment - Results of Operations" and note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
(Provision) negative provision for loan losses - private education loans	(1,154)	1,208	(1,971)	781
(Provision) negative provision for loan losses - consumer and other loans	(7,173)	(2,696)	(14,702)	7,016
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$63,979	71,270	201,113	259,505	Decrease for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was due to (i) a decrease in the average balance of loans; and (ii) an increase in provision for loan losses. These items were partially offset by (i) an increase in core loan spread; (ii) an increase in interest income as a result of an increase in the Company's loan beneficial interest investments; and (iii) for the year to date comparison, the reversal of a historical accrued interest liability on certain bonds in the first quarter of 2021.
(a)    Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (c) to the table immediately under the caption “Loan Spread Analysis” above. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2022 and 2021 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2022, Nelnet Bank had a $429.5 million loan portfolio, consisting of $356.6 million of private education loans and $72.9 million of FFELP loans.
For a summary of the allowance as a percentage of the ending balance of each of Nelnet Bank's loan portfolios as of September 30, 2022 and December 31, 2021, the activity in Nelnet Bank's allowance for loan losses for the three and nine months ended September 30, 2022 and 2021, and a summary of Nelnet Bank's loan status, delinquency amounts, and other key credit quality indicators as of September 30, 2022, December 31, 2021, and September 30, 2021, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$423,553	190,571	257,901	17,543
Federally insured student loan acquisitions	—	—	—	99,973
Private education loan acquisitions	6,856	—	6,856	—
Private education loan originations	14,311	13,006	219,857	99,161
Repayments	(15,244)	(10,865)	(51,011)	(21,863)
Sales to AGM segment	—	(387)	(4,127)	(2,489)
Ending balance	$429,476	192,325	429,476	192,325
Deposits
As of September 30, 2022, Nelnet Bank had $751.4 million of deposits, of which $170.5 million were deposits from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus eliminated for consolidated financial reporting purposes. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank, a related party, is the program manager for the College Savings plans. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and Nelnet Business Services custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$75,124	3.69%	$95,510	1.36%	$80,234	2.39%	$56,000	1.36%
Private education loans	350,668	3.31	95,752	3.14	304,174	3.13	75,522	3.19
Cash and investments	424,899	3.67	206,802	1.87	348,697	2.78	215,213	1.93
Total interest-earning assets	850,691	3.52%	398,064	2.05%	733,105	2.88%	346,735	2.11%
Non-interest-earning assets	8,914		10,452		13,754		8,758
Total assets	$859,605		$408,516		$746,859		$355,493
Average liabilities and equity
Brokered deposits	$296,257	1.42%	$84,175	0.84%	$230,968	1.33%	$53,459	0.84%
Intercompany deposits	155,350	2.24	98,436	0.24	121,557	1.32	83,004	0.25
Retail and other deposits	293,209	1.84	117,360	0.62	283,386	1.08	112,255	0.61
Total interest-bearing liabilities	744,816	1.76%	299,971	0.56%	635,911	1.22%	248,718	0.54%
Non-interest-bearing liabilities	4,106		5,340		5,037		4,178
Equity	110,683		103,205		105,911		102,597
Total liabilities and equity	$859,605		$408,516		$746,859		$355,493
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	Additional information
Total interest income	$7,551	2,061	15,792	5,479	Represents interest earned on Nelnet Bank's FFELP and private education student loans, cash, and investments. Increase was due to an increase of these balances and interest rates in 2022 as compared to 2021.
Interest expense	3,298	421	5,792	1,007	Represents interest expense on deposits. Increase was due to an increase of deposits and interest rates in 2022 as compared to 2021.
Net interest income	4,253	1,640	10,000	4,472
Provision (negative provision) for loan losses	450	(113)	1,462	378	Represents the current period provision expense to reflect the current lifetime expected credit losses related to Nelnet Bank's loan portfolio. Increase was due to an increase in loans originated in 2022 as compared to 2021 as well as management's estimate of declining economic conditions.
Net interest income after provision for loan losses	3,803	1,753	8,538	4,094
Other income	566	450	2,224	475	Represents primarily income and gains from investments.
Salaries and benefits	1,814	890	5,082	3,956	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Depreciation	4	—	11	—
Other expenses	1,427	445	3,009	1,227	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses. Increase was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	69	32	171	72
Represents primarily servicing costs paid to the LSS operating segment. Certain shared service and support costs incurred by the Company to support Nelnet Bank are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (when the bank's de novo period will end). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank's operating segment were $1.6 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $4.4 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Total operating expenses	3,314	1,367	8,273	5,255
Income (loss) before income taxes	1,055	836	2,489	(686)
Income tax (expense) benefit	(246)	(200)	(574)	151
Represents income tax (expense) benefit at an effective tax rate of 23.3% and 24.0% for the three months ended September 30, 2022 and 2021, respectively, and 23.1% and 22.0% for the nine months ended September 30, 2022 and 2021, respectively.

Net income (loss)	$809	636	1,915	(535)

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
Sources of Liquidity
As of September 30, 2022, the Company's sources of liquidity included:

Cash and cash equivalents	$63,198
Less: Cash and cash equivalents held at Nelnet Bank (1)	(11,806)
Net cash and cash equivalents	51,392

Available-for-sale (AFS) debt securities (investments) - at fair value	1,378,071
Less: AFS debt securities held at Nelnet Bank - at fair value (1)	(428,360)
AFS debt securities serving as collateral on participation agreement - at fair value (2)	(383,340)
AFS debt securities serving as collateral on repurchase agreements - at fair value (3)	(315,903)
Net AFS debt securities (investments) - at fair value	250,468

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	319,997

Repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (4)	431,460
Less: Repurchased Nelnet issued asset-backed debt securities serving as collateral on repurchase agreements - at par	(230,600)
200,860

Unused capacity on unsecured line of credit (5)	495,000

Sources of liquidity as of September 30, 2022	$1,317,717
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
(5) The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of September 30, 2022, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
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

Cash Flows
The Company has historically generated positive cash flow from operations. During the nine months ended September 30, 2022 and 2021, the Company generated $656.9 million and $336.5 million, respectively, in cash from operating activities. See the caption "Reclassification of Prior Period Cash Flows Presentation" in note 1 of the notes to the consolidated financial statements under Part I, Item 1 of this report for additional information. The increase in 2022 as compared to 2021 was due to:
•An increase in net income;
•An increase in proceeds from the Company's clearinghouse for margin payments on derivatives for the nine months ended September 30, 2022 compared to the same period in 2021;
•Proceeds from termination of derivative instruments for the nine months ended September 30, 2022 compared to no proceeds from terminations in the same period in 2021;
•Net proceeds from the sale of equity securities for the nine months ended September 30, 2022 compared to net purchases in the same period in 2021;
•Adjustments to net income for the impact of provision for loan losses, gain on sale of loans, gain/loss on investments, and the non-cash change in deferred income taxes; and
•The impact of changes to accounts receivable and accrued interest receivable and payable during the nine months ended September 30, 2022 as compared to the same period in 2021.
These factors were partially offset by:
•The adjustments to net income for derivative market value adjustments; and
•The impact of changes to other assets and other liabilities during the nine months ended September 30, 2022 as compared to the same period in 2021.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, and repayment of loans and the purchase and sale of available-for-sale securities. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and Nelnet Bank deposits used to fund loans. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2022 was $1.7 billion and $2.5 billion, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2021 was $543.4 million and $587.1 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of September 30, 2022
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$13,957,942	8/26/30 - 9/25/69
FFELP and private education loan warehouse facilities	335,697	10/31/23 / 11/22/23
	$14,293,639

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
As of September 30, 2022, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.66 billion as detailed below.
The forecasted cash flow presented below includes all loans funded in asset-backed securitizations as of September 30, 2022. As of September 30, 2022, AGM had $14.1 billion of loans included in asset-backed securitizations, which represented

95.3 percent of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education and consumer loans funded with operating cash, loans acquired subsequent to September 30, 2022, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.66 billion
(dollars in millions)

$300
$250
$200
$150
$100
$50
$-
$105
$250
$240
$220
$140
$135
$90
$50
$50
$40
$110
$25
$55
$150
2022 (Q4)
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and after

The forecasted future undiscounted cash flows of approximately $1.66 billion include approximately $1.01 billion (as of September 30, 2022) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.65 billion, or approximately $0.49 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's September 30, 2022 balance of consolidated shareholders' equity.
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
On April 19, 2022, the Department issued a press release, and the Department's Office of Federal Student Aid ("FSA") posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment ("IDR") plans for federal student loans. In the announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan. These changes were reflected in executive actions announced by the Department on October 25, 2022 and final regulations announced by the Department on October 31, 2022. The final regulations are to become effective on July 1, 2023, and the fact sheet accompanying the October 25, 2022 announcement indicates that if a borrower has a commercially held FFEL Program loan, the borrower must apply for consolidation to a Federal Direct Loan Program loan by May 1, 2023 to receive the IDR plan and other benefits set forth in the announcement. These announced changes have increased, and the Company currently believes these announced changes may continue to increase, FFEL Program loan prepayments. In addition, if the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could also significantly increase prepayments. For example, since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act and an initiative offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. See Part II, Item 1A, "Risk Factors" in this report for additional information related to these announcements and other risks associated with loan prepayments.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.12 billion	$1.54 billion
4x	$0.31 billion	$1.35 billion
10x	$0.56 billion	$1.10 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $1.01 billion (as of September 30, 2022); however, the Company would not receive the $0.65 billion ($0.49 billion after tax) of estimated future earnings from the portfolio.
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

Warehouse Facilities
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facility. Student loan warehousing allows the Company to buy and manage student loans prior to transferring them into more permanent financing arrangements. As of September 30, 2022, the Company's warehouse facility had a maximum financing amount available of $300.0 million, of which $249.5 million was outstanding and $50.5 million was available for additional funding. On November 1, 2022, the Company amended its FFELP warehouse facility and increased the maximum financing amount available to $1.2 billion and extended the liquidity provisions and final maturity to May 22, 2023 and May 22, 2024, respectively. The increased capacity was used to fund a FFELP loan portfolio of approximately $670 million that was acquired by the Company on November 1, 2022. In the event the liquidity provisions are not extended on the FFELP warehouse facility, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility.
The Company has a private education loan warehouse facility that, as of September 30, 2022, had an aggregate maximum financing amount available of $175.0 million, an advance rate of 80 to 90 percent, liquidity provisions through October 31, 2022, and a final maturity date of October 31, 2023. As of September 30, 2022, $86.2 million was outstanding under this warehouse facility, $88.8 million was available for future funding, and $9.8 million was advanced as equity support.
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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments and notes receivable" and as of September 30, 2022, the fair value of these bonds was $315.9 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, of which a portion of the proceeds from such agreements were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
In addition, as discussed above, the Company has repurchased certain of its own asset-backed securities in the secondary market that serve as collateral on amounts outstanding under the Company's repurchase agreements.
As of September 30, 2022, $507.0 million was outstanding on the Company's repurchase agreements, of which $304.1 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement and

$202.9 million was borrowed to fund repurchased FFELP loan asset-backed securities. The repurchase agreements have various maturity dates (as of September 30, 2022) between October 7, 2022 and November 27, 2024, but one of the agreements is subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company is required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit, consider the sale of assets (subject to any restrictions described above), or transfer collateral to satisfy any outstanding obligations subject to the repurchase agreements.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2022, $859.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the nine months ended September 30, 2022.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank's business, results of operations, and financial condition. On January 1, 2020, the Community Bank Leverage Ratio ("CBLR") framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended September 30, 2022 with a leverage ratio of 14.7%.

Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Nelnet, Inc. made additional capital contributions to Nelnet Bank in each the second and third quarters of 2022 of $15.0 million.
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45 percent voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of September 30, 2022, the outstanding preferred membership interests of ALLO held by the Company was $137.3 million that earns a preferred annual return of 6.25 percent.
Agreements among the Company, SDC (a third party global digital infrastructure investor), and ALLO provide that they will use commercially reasonable efforts (which excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause the redemption, on or before April 2024, of the remaining non-voting preferred membership interests in ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests. However, if the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25 percent to 10.00 percent.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained third-party debt financing to fund a large portion of its current growth plans, the Company contributed $34.7 million of additional equity to ALLO on February 25, 2022. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change. Based on ALLO's business plan for growth and current financial condition, the Company currently believes it may make additional capital contributions to ALLO during the fourth quarter of 2022 and during 2023 and 2024.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of September 30, 2022, the Company does not currently anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 4 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of September 30, 2022, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of September 30, 2022, $399.7 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
In 2019, the Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 7, 2022. On May 9, 2022, the Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaced. As of September 30, 2022, 4,517,936 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2022, June 30, 2022, and September 30, 2022 are shown below. For additional information on stock repurchases during the third quarter of 2022, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2022	380,053	$32,899	86.56
Quarter ended June 30, 2022	558,257	46,032	82.46
Quarter ended September 30, 2022	169,860	14,293	84.14
Total	1,108,170	$93,224	84.12
Dividends
On September 15, 2022, the Company paid a third quarter 2022 cash dividend on the Company's Class A and Class B common stock of $0.24 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2022 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.26 per share. The fourth quarter cash dividend will be paid on December 15, 2022 to shareholders of record at the close of business on December 1, 2022.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2021 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and nine months ended September 30, 2022 and 2021, see the caption “Activity in the Allowance for Loan Losses” in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2021.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$2,015,443	13.6%	$7,434,068	42.6%
Variable-rate loan assets	12,778,572	86.4	10,007,722	57.4
Total	$14,794,015	100.0%	$17,441,790	100.0%

Fixed-rate debt instruments	$671,012	4.7%	$801,548	4.7%
Variable-rate debt instruments	13,622,627	95.3	16,279,722	95.3
Total	$14,293,639	100.0%	$17,081,270	100.0%
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
No variable-rate floor income was earned by the Company in 2022 or 2021.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Fixed rate floor income, gross	$7,585	35,850	54,870	108,029
Derivative settlements (a)	11,356	(5,209)	11,843	(14,648)
Fixed rate floor income, net	$18,941	30,641	66,713	93,381
(a)    Derivative settlements consist of settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 due to higher interest rates in 2022 as compared to 2021.
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
The Company enters into derivative instruments to hedge student loans earning fixed rate floor income. The increase in net derivative settlements received by the Company during the three and nine months ended September 30, 2022, as compared to net derivative settlements paid during the same periods in 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2022.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
5.0 - 5.49%	5.35%	2.71%	$177,056
5.5 - 5.99%	5.68%	3.04%	199,123
6.0 - 6.49%	6.19%	3.55%	245,508
6.5 - 6.99%	6.70%	4.06%	238,899
7.0 - 7.49%	7.17%	4.53%	87,432
7.5 - 7.99%	7.72%	5.08%	167,776
8.0 - 8.99%	8.18%	5.54%	390,549
> 9.0%	9.05%	6.41%	150,258
			$1,656,601
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2022, the weighted average estimated variable conversion rate was 4.41% and the short-term interest rate was 251 basis points.
The following table summarizes the outstanding derivative instruments as of September 30, 2022 used by AGM to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)

2024	$2,000,000	0.35%
2026	500,000	1.02
2031	100,000	1.53
	$2,600,000	0.52%
(a) For all interest rate derivatives, the Company receives discrete three-month LIBOR.

AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2022.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$13,345,170	—
3 month H15 financial commercial paper	Daily	509,155	—
3 month Treasury bill	Daily	446,066	—
1 month LIBOR	Monthly	—	8,933,130
3 month LIBOR (a)	Quarterly	—	4,122,979
Fixed rate	—	—	646,956
Asset-backed commercial paper (b)	Varies	—	249,543
Auction-rate (c)	Varies	—	208,660
Other (d)	—	1,493,406	1,632,529
		$15,793,797	15,793,797
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2022.

Maturity	Notional amount (i)
2022	$1,000,000
2023	750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$4,900,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2022 was one-month LIBOR plus 9.4 basis points.
(b)    The interest rate on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates.
(c)    As of September 30, 2022, the Company was sponsor for $208.7 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (“Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2022
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(2,396)	(1.9)%	$(3,702)	(2.9)%	$(1,148)	(0.9)%	$(3,445)	(2.7)%
Impact of derivative settlements	6,553	5.2	19,660	15.5	1,235	1.0	3,705	2.9
Increase (decrease) in net income before taxes	$4,157	3.3%	$15,958	12.6%	$87	0.1%	$260	0.2%
Increase (decrease) in basic and diluted earnings per share	$0.08		$0.32		$0.00		$0.01
	Three months ended September 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(14,394)	(21.5)%	$(27,280)	(40.8)%	$(1,484)	(2.2)%	$(4,453)	(6.7)%
Impact of derivative settlements	12,252	18.3	36,756	55.0	1,487	2.2	4,461	6.7
Increase (decrease) in net income before taxes	$(2,142)	(3.2)%	$9,476	14.2%	$3	0.0%	$8	0.0%
Increase (decrease) in basic and diluted earnings per share	$(0.04)		$0.19		$0.00		$0.00
	Nine months ended September 30, 2022
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(18,464)	(3.9)%	$(31,854)	(6.7)%	$(3,609)	(0.8)%	$(10,828)	(2.3)%
Impact of derivative settlements	25,008	5.3	75,025	15.8	3,912	0.8	11,733	2.5
Increase (decrease) in net income before taxes	$6,544	1.4%	$43,171	9.1%	$303	0.0%	$905	0.2%
Increase (decrease) in basic and diluted earnings per share	$0.13		$0.87		$0.00		$0.02
	Nine months ended September 30, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(42,749)	(12.8)%	$(79,285)	(23.7)%	$(4,659)	(1.4)%	$(13,980)	(4.2)%
Impact of derivative settlements	30,944	9.3	92,831	27.8	4,474	1.3	13,423	4.0
Increase (decrease) in net income before taxes	$(11,805)	(3.5)%	$13,546	4.1%	$(185)	(0.1)%	$(557)	(0.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.23)		$0.27		$0.00		$(0.01)

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
The following table presents Nelnet Bank's loan assets and deposits by rate characteristics:

	As of September 30, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$343,653	80.0%	$191,410	74.2%
Variable-rate loan assets	85,823	20.0	66,491	25.8
Total	$429,476	100.0%	$257,901	100.0%

Fixed-rate deposits	$372,015	49.5%	$344,315	80.9%
Variable-rate deposits	379,355	50.5	81,085	19.1
Total	$751,370	100.0%	$425,400	100.0%
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 under Item 3 of Part I of such Form 10-K.
ITEM 1A.  RISK FACTORS
The following risk factors provide supplements and updates to the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 in response to Item 1A of Part I of such Form 10-K and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 in response to Item 1A of Part II of such Form 10-Qs, in order to provide information regarding (i) the Company's servicing volume and loan portfolio prepayment risks associated with recent announcements and guidance by the Department and FSA related to broad based, income-driven, and other repayment forgiveness or discharge of student loans; and (ii) a recent cybersecurity incident.
Our largest fee-based customer, the Department of Education, represented 29 percent of our revenue in 2021. Failure to extend the Department contracts or obtain new Department contracts in the Department's current or other procurement processes, our inability to consistently surpass competitor performance metrics, unfavorable contract modifications or interpretations, or the loss of servicing borrower volume due to broad based debt cancellation by the Department, could significantly lower servicing revenue and hinder future service opportunities.
Our subsidiaries Nelnet Servicing, LLC ("Nelnet Servicing") and Great Lakes Educational Loan Services, Inc. ("Great Lakes") are two of the current seven private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. As of September 30, 2022, Nelnet Servicing and Great Lakes were servicing $545.5 billion of government owned student loans for 15.7 million borrowers. For the year ended December 31, 2021, we recognized $360.8 million in revenue from the Department under these contracts, which represented 29 percent of our revenue, and for the nine months ended September 30, 2022, we recognized $312.4 million in revenue under these contracts.
Nelnet Servicing's and Great Lakes' student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution ("USDS") for the new servicing framework. We responded to the USDS solicitation.
In the event that our servicing contracts are not extended beyond the current expiration date, or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. There are significant risks to us and uncertainties regarding the current Department contracts and potential future Department contracts, including the pending and uncertain nature of the current contract procurement process and the Department's prior awards of new contracts to other service providers; risks that we may not be successful in obtaining any new contracts with the Department; and risks and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the timing, nature, or ultimate outcome of the current or any other contract procurement process by the Department.
New loan volume is currently allocated among the Department servicers based on certain service level and portfolio performance metrics established by the Department and compared among all loan servicers. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics.
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
The Department's August 24, 2022 Bulletin announcing a broad based student debt relief plan indicates the Department will provide targeted student debt cancellation to borrowers with loans held by the Department, and that borrowers whose annual income for either 2020 or 2021 was under $125,000 (for single or married, filing separately) or under $250,000 (for married couples, filing jointly or heads of household) will be eligible for otherwise unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant.
As noted above, as of September 30, 2022, we were servicing 15.7 million borrowers under our government servicing contracts. We cannot currently estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the Department's announcement. If there was a broad $10,000 or $20,000 per borrower forgiveness on all government owned loans, we estimate it would decrease the number of borrowers serviced by us (based on the borrower loan information as of September 30, 2022) by approximately 4.4 million borrowers and 7.5 million borrowers, respectively. The actual impact to the number of borrowers serviced is expected to be less than these amounts due to annual income ceilings for borrowers to qualify for forgiveness and the impact of whether a Pell Grant was received on the amount of forgiveness for a borrower.
On October 21, 2022, the U.S. Court of Appeals for the Eighth Circuit issued a temporary administrative stay of implementation of the Department's student debt relief plan in response to a legal challenge that was initiated by other parties (not us). Revenue earned by us under the current Department servicing contracts, and software services revenue earned by us in providing remote hosted services to other government servicers, will decrease in future periods if the Department's student debt relief program or other broad based loan forgiveness is implemented.

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
Legislative and executive action risk exists as Congress and the President evaluate economic stimulus packages and proposals to reauthorize the Higher Education Act. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could further increase prepayments and reduce interest income. Future laws, regulations, executive actions, or other policy statements may encourage or force consolidation, create additional income-based repayment or debt forgiveness programs, create broad debt cancellation programs, or establish other policies and programs that impact prepayments on education loans. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio.
For example, in October 2021, the Department announced a set of policy changes and released proposed negotiated rulemaking materials relating to the Public Service Loan Forgiveness program under its Federal Direct Loan Program, which we believe resulted in an increase in consolidations of FFELP loans into Federal Direct Loan Program loans held by the Department (which results in the loans no longer being on our balance sheet). In addition, on April 19, 2022, the Department issued a press release, and FSA posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment (“IDR”) plans for federal student loans. In the April 2022 announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan. Further, on July 6, 2022, the Department announced the issuance of proposed regulations that would expand major student loan discharge programs under the Higher Education Act through changes related to borrower defense to repayment where there is a dispute with the higher education institution, the Public Service Loan Forgiveness program, the interest capitalization rules, and closed school discharges, as well as other matters. These changes and proposals were reflected in executive actions announced by the Department on October 25, 2022 and final regulations announced by the Department on October 31, 2022. The final regulations are to become effective on July 1, 2023, and the fact sheet accompanying the October 25, 2022 announcement indicates that if a borrower has a commercially held FFEL Program loan, the borrower must apply for consolidation to a Federal Direct Loan Program loan by May 1, 2023 to receive the IDR plan and other benefits set forth in the announcement. The fact sheet further indicated that the Department will begin forgiving loans in November 2022 for borrowers with Federal Direct Loan Program loans or FFEL Program loans held by the Department that have reached the required 20 or 25 years of payments for forgiveness under IDR plans, which may also have the effect of significantly decreasing the borrower volume under our Department servicing contracts (see the risk factor immediately above).
In addition, the Department's August 24, 2022 Bulletin announced a broad based student debt relief plan for borrowers with loans held by the Department. Following the initial announcement, the Department provided more specific publicly available guidance through the FSA website on September 29, 2022, which guidance was subsequently revised and published in the Federal Register on October 12, 2022. As of November 7, 2022, the following guidance on loan forgiveness was provided on the FSA website (information on the FSA website is not incorporated by reference in this report):
•All loans eligible for the CARES Act student loan payment pause are also eligible for debt relief, including loans held by the Department and guaranty agencies
•As of September 29, 2022, borrowers with federal student loans not held by the Department cannot obtain one-time debt relief by consolidating those loans into Federal Direct Loan Program loans by the Department
•Borrowers with FFEL Program loans not held by the Department and who applied to consolidate into the Federal Direct Loan Program prior to September 29, 2022, are eligible for one-time debt relief through the Federal Direct Loan Program, subject to meeting the other terms and conditions
•The Department has indicated it is assessing whether there are alternative pathways to provide relief to borrowers with federal student loans not held by the Department, including FFEL Program loans

In view of this recent announcement and guidance by the Department, we do not currently expect there to be significant FFELP loan consolidation activity specifically as a result of the one-time student debt relief plan announced in the August 24, 2022 Bulletin. However, as outlined above, the Department continues to assess whether there are alternative pathways to provide relief to borrowers with student loans not held by the Department, including FFEL Program loans.
Since late 2021, we have experienced accelerated run-off of our FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. We currently believe the recently announced policy changes, executive actions, guidance, and other changes by the Department, other than with respect to the broad based student debt relief plan under the August 24, 2022 Bulletin for borrowers with loans held by the Department, may continue to increase FFEL Program loan prepayments.
Sustained higher FFEL Program loan prepayments and/or a significant increase in FFEL Program loan prepayments could have a materially adverse impact in future periods on net interest income in our AGM operating segment, FFELP servicing revenue in our LSS operating segment, investment advisory services revenue earned by our SEC-registered investment advisor subsidiary (Whitetail Rock Capital Management, LLC) on FFELP loan asset-backed securities under management, and interest income earned on our FFELP loan asset-backed securities investments.
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
In late July 2022, we determined the customer website portal for the primary loan servicing platform used by our remote hosted servicing clients had experienced a cybersecurity incident. We took immediate and extensive steps to secure the system, block the unauthorized activity, address the issue via additional technical and security measures, notify our insurance carriers, and launch a forensic investigation. In August 2022 our investigation confirmed unauthorized access to confidential consumer information of federal student loan borrowers serviced on our platform by Edfinancial Services and Oklahoma Student Loan Authority. Borrower name, address, email address, phone number, and Social Security number information was impacted, but no financial account or payment information was impacted. Loans serviced directly by Nelnet were not impacted by the event. The applicable regulators and affected consumers were notified and identity theft monitoring has been and continues to be offered to those affected. This event could result in liability or expense, decreased revenue, as well as risk and damage to our reputation. Any of these could have a material adverse effect on our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2022 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2022	76,211	$85.79	76,211	4,607,626
August 1 - August 31, 2022	23,058	85.74	23,058	4,584,568
September 1 - September 30, 2022	70,591	81.84	66,632	4,517,936
Total	169,860	$84.14	165,901
(a) The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 3,959 shares in September 2022. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
(b) On May 9, 2022, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025.
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

NELNET, INC.

Date:	November 7, 2022	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 7, 2022	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer