Form 10-K
period 2022-12-31
NELNET INC
filed 2023-02-28
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Accelerated filer ☐
Large accelerated filer ☒                    Smaller reporting company ☐
Non-accelerated filer ☐                    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $85.25 per share, was $1,437,938,178. The registrant’s Class B Common Stock is not listed for public trading on any exchange or market system, but shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time on a share-for-share basis. For purposes of this calculation, shares of common stock beneficially owned by any director or executive officer of the registrant or by any person who beneficially owns greater than 10% of the Class A Common Stock or who is otherwise believed by the registrant to be in a control position have been excluded, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not conclusive for other purposes.
As of January 31, 2023, there were 26,466,685 and 10,668,460 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2023 Annual Meeting of Shareholders, scheduled to be held May 18, 2023, are incorporated by reference into Part III of this Form 10-K.
Auditor Name: KPMG LLP             Auditor Location: Lincoln, Nebraska             Auditor Firm ID: 185

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2022

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Statements that are not historical facts, including statements about the Company's plans and expectations for future financial condition, results of operations or economic performance, or that address management's plans and objectives for future operations, and statements that assume or are dependent upon future events, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “continue,” “could,” “ensure,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “scheduled,” “should,” “will,” “would,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements.
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:
•risks and uncertainties related to the duration, ultimate severity, and continuing impacts of the coronavirus disease 2019 (“COVID-19”) pandemic;
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and any future servicing contracts with the U.S. Department of Education (the "Department") and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or FFELP), private education, and consumer loans;
•loan portfolio risks such as interest rate basis and repricing risk, the risk of loss of floor income on certain student loans originated under the FFEL Program, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, consumer, and other loans, or investment interests therein, and initiatives to purchase additional FFELP, private education, consumer, and other loans, and risks from changes in levels of loan prepayment or default rates;
•financing and liquidity risks, including risks of changes in the interest rate environment;
•risks from changes in the terms of education loans and in the educational credit and services markets resulting from changes in applicable laws, regulations, and government programs and budgets;
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
•risks and uncertainties associated with climate change; and
•risks and uncertainties associated with litigation matters and with maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses.
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
As a result of the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2022, the Company had a $13.6 billion FFELP loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. Since all FFELP loans will eventually run off, a key objective of the Company is to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment.
To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education, consumer, and other loan portfolios, and in November 2020 launched Nelnet Bank (as further explained below). In addition, the Company has been servicing federally owned student loans for the Department since 2009.
Operating Segments
The Company’s reportable operating segments are summarized below. Business activities and operating segments that are not reportable are combined and included in “Corporate and Other Activities."
Loan Servicing and Systems (LSS)
•Referred to as Nelnet Diversified Services (NDS)
•Focuses on student and consumer loan origination services and servicing, loan origination and servicing-related technology solutions, and outsourcing business services
•Includes the brands Nelnet Diversified Solutions, Nelnet Loan Servicing, Nelnet Servicing, Great Lakes, Firstmark Services, GreatNet, and Nelnet Government Services
Education Technology, Services, and Payment Processing (ETS&PP)
•Referred to as Nelnet Business Services (NBS)
•NBS provides education services, payment technology, and community management solutions for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally
•Includes the divisions of FACTS, Nelnet Campus Commerce, Nelnet Payment Services (formerly PaymentSpring), Nelnet Community Engagement, and Nelnet International
Asset Generation and Management (AGM)
•Also referred to as Nelnet Financial Services
•Includes the acquisition and management of student and other loan assets

Nelnet Bank
•Internet Utah-chartered industrial bank focused on the private education and unsecured consumer loan markets
Communications
•Comprised of the operations of ALLO prior to the deconsolidation of ALLO on December 21, 2020
•ALLO focuses on providing fiber optic service directly to homes and businesses for internet, telephone, and television services
A more detailed description of each of the Company's reportable operating segments and Corporate and Other Activities is provided below.
Loan Servicing and Systems
The primary service offerings of this operating segment include:
•Servicing federally owned student loans for the Department
•Servicing FFELP loans
•Originating and servicing private education and consumer loans
•Backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including call center, processing, and technology services
As of December 31, 2022, the Company serviced $587.5 billion of loans for 17.6 million borrowers. See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) - “Loan Servicing and Systems Operating Segment - Results of Operations - Loan Servicing Volumes” for additional information related to the Company's servicing volume.
Servicing federally owned student loans for the Department
Nelnet Servicing, LLC (Nelnet Servicing), a subsidiary of the Company, and Great Lakes Educational Loan Services, Inc. (“Great Lakes”), acquired by the Company in February 2018, are two of the current six private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The Department evaluates each federal loan servicer and allocates new borrower accounts on a quarterly basis based on service level and portfolio performance metrics. As of December 31, 2022, NDS was servicing $545.4 billion of student loans for 15.8 million borrowers under its contracts. Under the servicing contracts, Nelnet Servicing and Great Lakes earn a monthly fee from the Department for each unique borrower they service on behalf of the Department. The Department is the Company's largest customer, representing 32% of the Company's revenue and 74% of the LSS operating segment’s revenue in 2022.
The Company’s student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution (USDS) for the new servicing framework. The Company responded to the USDS solicitation. The Company cannot predict the timing, nature, or ultimate outcome of this or any other contract procurement process by the Department. If the Company’s servicing contracts are not extended beyond the current expiration date or the Company is not chosen as a subsequent servicer, the Company’s servicing revenue would decrease significantly. If the terms and requirements under a potential new contract with the Department are less favorable than under the Company’s current contracts, loan servicing revenue and/or operating margins could be adversely impacted.
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

•Origination of consolidation loans. The Department outsources the origination of consolidation loans whereby servicers receive Federal Direct Loan consolidation origination volume based on borrower choice. The Department pays the Company a fee for each completed consolidation loan application it processes. Nelnet Servicing and Great Lakes each service the consolidation volume it originates.
Servicing FFELP loans
NDS services AGM and Nelnet Bank’s FFELP student loan portfolios and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients.
The Company uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).
The Company serviced FFELP loans on behalf of 113 third-party servicing customers as of December 31, 2022. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts, which essentially provide that as long as the applicable loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down. However, the Company believes there may be opportunities to service additional FFELP loan portfolios from current FFELP participants not currently using the Company as a servicer as the FFEL Program winds down.
Originating and servicing private education and consumer loans
NDS conducts origination and servicing activities for private education and consumer loans. Private education loans are non-federal private credit loans made to students or their family; as such, the loans are not issued or guaranteed by the federal government. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or the borrowers' personal resources. Although similar in terms of activities and functions as FFELP loan servicing, private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements.
The Company has invested and plans to continue to invest in modernizing key technologies and services to position its consumer loan servicing business for the long-term, expanding services to include personal loan products and other consumer installment assets. The Company is in the process of a modernization of its private education and consumer loan origination and repayment servicing systems. The Company believes improvements in systems will allow for diversified products to be both originated and serviced with secure, state-of-the-art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is expected to be a growth area. In both backup servicing and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.
As of December 31, 2022, NDS serviced private education and consumer loans on behalf of 35 third-party servicing customers.
Backup servicing for FFELP, private education, and consumer loans
NDS offers protection against unexpected business failure, or any event that stretches a third-party service provider’s resources beyond its capability to perform essential services, through backup servicing. Backup servicing for loan asset owners, investors, financiers, and other stakeholders is a way to safeguard assets and mitigate financial risk, generally in conjunction with a structured long-term financing of the assets (like an asset-backed securitization).
NDS’s backup service provides a trigger response plan with pre-built system profiles that remain on standby, ready to be utilized if a contracted asset manager or service provider cannot perform its duties. The Company performs testing and maintenance against the loan transfer process each month with backup clients and certifies compliance. For a monthly fee, these arrangements require a 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer. NDS offers backup servicing for FFEL, private education, and consumer loan programs that leverages existing servicing systems and full service experience. NDS provides backup servicing arrangements to assist 20 entities for more than 17 million borrowers.
Providing student loan servicing software and other information technology products and services
NDS provides data center services, student loan servicing software for servicing private education and federal loans, guaranty servicing software, and consulting and professional services to support the technology platforms. These proprietary software systems are used internally by the Company and/or licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2022, 6.1 million borrowers were hosted on the Company's hosted servicing software solution platforms, including 6.0 million borrowers who were serviced by entities that have contracts to service loans for the Department.
Six entities, including Nelnet Servicing and Great Lakes, are currently servicers of federally owned loans. NDS currently licenses its hosted servicing software to two of the six servicers for the Department. The Company’s remote hosted Department servicing customers will transfer their servicing volume to other servicers in 2023, which will have a significant adverse impact to software services revenue in future periods. See the MD&A - “Loan Servicing and Systems Operating Segment - Results of Operations - Government Loan Servicing” for additional information.
Providing outsourced services including call center, processing, and technology services
NDS provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels. Processing services include application processing and verification, payment processing, credit dispute, and account management services. NDS also outsources technology expertise and capacity to supplement development needs in organizations.
Competition
We believe the Company's scalable servicing platform allows it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry. In contrast to its competitors, the Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their family, the school they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.
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
Education Technology, Services, and Payment Processing
NBS is a service and technology company that operates as the following divisions:
•FACTS
•Nelnet Campus Commerce
•Nelnet Payment Services (formerly PaymentSpring)
•Nelnet Community Engagement
•Nelnet International
The majority of this segment’s customers are located in the United States; however, the Company also provides services and technology as part of its Nelnet International division in Australia, New Zealand, and Southeast Asia, and believes there are opportunities to increase its customer base and revenues internationally.
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
FACTS
NBS uses the FACTS brand in the K-12 private and faith-based markets. FACTS provides solutions that elevate the K-12 experience for school administrators, teachers, and families. FACTS solutions include the following categories:
•Financial Management
•Administration
•Enrollment and Communications
•Advancement
•Education Development
FACTS provides services for almost 11,000 K-12 schools and serves over 4 million students and families. FACTS generated $244 million and $184 million in revenue for the years ended December 31, 2022 and 2021, respectively.
Financial Management - FACTS is the market leader in education financial management services, including tuition payment plans and financial needs assessment (grant and aid). K-12 educational institutions contract with the Company to administer tuition payment plans that allow families to make recurring payments generally over six to 12 months. The Company earns tuition payment plan services revenue by collecting a fee from either the institution or the payer to administer the plan. Additionally, the Company may earn payment processing revenue for fees when families make tuition payments. The Company's grant and aid assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company earns service revenue by charging a fee for grant and aid applications processed.
Administration - The Company’s school administration solutions include FACTS Student Information System (SIS), Family App, and Parent Alert. FACTS SIS automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as scheduling, cafeteria management, attendance, and grade book management. The Company’s information systems software is sold as a subscription service to schools. The Company also offers a streamlined, social, and fully integrated learning management system to enhance classroom instruction for both teachers and students. FACTS Family App provides families with mobile access to the information they need and Parent Alert allows for instant communication with families when needed.
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
Education Development - FACTS Education Solutions provides customized professional development and coaching services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advanced learning and professional development while helping private schools identify and attain equitable participation in Title I and Title II federal education programs. Due to the increases in federal pandemic-related funds supporting K-12 education under the Emergency Assistance to Non-Public Schools (EANS) program, the Company has witnessed a spike in schools asking for services in these areas. FACTS Education Solutions also offers an innovative technology product that aids in both teacher and student evaluation.
Nelnet Campus Commerce
NBS uses the Nelnet Campus Commerce brand to offer payment technologies for a smarter campus to higher education institutions. Nelnet Campus Commerce offers the following solutions:
•Tuition Management
•Integrated Commerce
The Company provides service for more than 1,100 colleges and universities worldwide and serves over 8 million students and families. Nelnet Campus Commerce generated $113 million and $99 million in revenue for the years ended December 31, 2022 and 2021, respectively.
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
Nelnet Payment Services
NBS uses the Nelnet Payment Services brand to provide secure payment processing technology. Nelnet Payment Services supports and provides payment processing services, including credit card and electronic transfers, to the other divisions of NBS in addition to other third-party industries and software platforms across the United States. Nelnet Payment Services offers mobile, in-person, and online solutions for customers to collect, process, and view credit card and Automated Clearing House (ACH) payments. Services rendered by Nelnet Payment Services are Payment Card Industry (PCI) compliant. Nelnet Payment Services earns payment processing revenues through fees for credit card and ACH transactions. Nelnet Payment Services generated $50 million and $43 million in revenue for the years ended December 31, 2022 and 2021, respectively.
Nelnet Community Engagement
NBS uses the Nelnet Community Engagement (NCE) brand to provide faith community engagement, giving management, and learning management services and technologies. NCE serves customers in the technology, nonprofit, religious, health care, and professional services industries and is the newest division within NBS. NCE generated $4 million and $6 million in revenue for the years ended December 31, 2022 and 2021, respectively, and offers the following solutions:
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
Nelnet International provides its services and technology to schools in more than 55 countries, with the largest concentrations in Australia, New Zealand, and the Asia-Pacific region. Nelnet International generated $7 million in revenue for each of the years ended December 31, 2022 and 2021.
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
The Company believes its principal competitive advantages are (i) the customer service it provides to institutions and consumers, (ii) the technology provided with the Company's service, and (iii) the Company's ability to integrate its technology with the institution clients and their third-party service providers. The Company believes its clients select products primarily based on technology features, functionality, and the ability to integrate with other systems, but price and service also impact the selection process.
Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Loans consist of federally insured student (originated under the FFEL Program), private education, consumer, and other loans. As of December 31, 2022, AGM's loan portfolio was $14.2 billion. Substantially all of AGM’s loan portfolio (95.7% as of December 31, 2022) is federally insured. The Company earns net interest income on its loan portfolio, and generates a substantial portion of its earnings from the spread, referred to as “loan spread,” between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Asset Generation and Management Operating Segment - Results of Operations - Loan Spread Analysis,” for further details related to loan spread. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.
AGM's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97% to 100%. The Higher Education Act regulates every aspect of the federally insured student loan program. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. In the case of death, disability, or bankruptcy of the borrower, the guarantee covers 100% of the loan's principal and accrued interest. FFELP loans are guaranteed by state agencies or nonprofit companies designated as guarantors, with the Department providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program's soundness and accountability. Generally, the guarantor is responsible for ensuring that loans are serviced in compliance with the requirements of the Higher Education Act. When a borrower defaults on a FFELP loan, the servicer submits a claim to the guarantor, who provides reimbursements of principal and accrued interest, subject to the applicable risk share percentage.
Origination and acquisition
Since all FFELP loans will eventually pay off, as new FFELP loans are not being originated, a key objective of the Company is to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment. As such, the Company is actively acquiring private education, consumer, and other loans and plans to expand these portfolios. During 2022, the Company purchased $524.5 million of private education, consumer, and other non-FFELP loans.
AGM's competition for the purchase of FFELP, private education, consumer, and other loan portfolios includes banks, hedge funds, and other finance companies.
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
Nelnet Bank
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the Federal Deposit Insurance Corporation (FDIC) and for a bank charter from the Utah Department of Financial Institutions (UDFI) in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank, a wholly owned subsidiary of the Company, operates as an internet industrial bank franchise focused on the private education and unsecured consumer loan markets, with a home office in Salt Lake City, Utah. Nelnet Bank is governed by a board of directors, a majority of the members of which are independent of the Company. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million and an additional $30.0 million of capital was contributed in 2022 by the Company to support Nelnet Bank’s asset growth. As a consolidated subsidiary of the Company, the Bank’s assets, liabilities, results of operations, and cash flows are reflected in the Company’s consolidated financial statements, and the industrial bank charter allows the Company to maintain its other diversified business offerings.
Nelnet Bank serves and plans to serve a niche market, with a concentration in the private education and unsecured consumer loan markets. Currently, Nelnet Bank offers refinance private education loan options to borrowers that have higher priced private education and/or federal student loan debt and in-school private education loans to students attending higher education institutions. The recent increase of interest rates has negatively impacted and will continue to negatively impact the origination of refinanced private education loans. Nelnet Bank plans to begin offering unsecured consumer loans, primarily refinance loans, in 2023 for consumers to consolidate credit card and other general-purpose debt as well as financing home improvements. Nelnet Bank extends consumer loans to borrowers in all 50 states plus the District of Columbia. As of December 31, 2022, Nelnet Bank’s loan portfolio was $419.8 million.
Nelnet Bank’s deposits are interest-bearing and consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College

Savings and Health Savings plans and commercial and institutional CDs. Union Bank and Trust Company (“Union Bank”), a related party, is the program manager for the College Savings plans. The intercompany deposits are deposits from the Company and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc. (parent company), as required under a Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school. As of December 31, 2022, Nelnet Bank had $789.6 million of deposits, of which $98.3 million were intercompany deposits.
As a Utah-chartered industrial bank, Nelnet Bank is able to fulfill its mission of being a steady and stable supplier of education credit. The Bank’s goal is to meet underserved needs in the United States for reliable education financing. The Company’s strong history within, and understanding of, the education industry are expected to afford Nelnet Bank access to more families participating in education nationwide.
Communications
The Company provided communication services through ALLO, a former majority-owned subsidiary, until a recapitalization and additional funding for ALLO resulted in a deconsolidation of ALLO from the Company’s consolidated financial statements in the fourth quarter of 2020. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO, and ALLO’s results of operations, prior to the deconsolidation, are presented by the Company as a reportable operating segment. The Company continues to hold a significant investment in ALLO. See note 2 of the notes to consolidated financial statements included in this report for additional information related to the ALLO recapitalization and the Company’s current ownership investment in ALLO.
ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services to business, governmental, and residential customers in Nebraska, Colorado, and Arizona, and specializes in high-speed internet and broadband services available through its all-fiber network. ALLO plans to continue to increase market share and revenue in its existing markets and plans to expand to additional communities. As of December 31, 2022, ALLO currently serves, is in the process of building their network in, and has announced they will build in a total of 36 communities. The total households in these communities is approximately 410,000. As of December 31, 2022, ALLO served more than 90,000 residential customers and had nearly 41,000 business lines.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Renewable Energy, which include solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar development
•The results of the majority of the Company’s investment activities, including early-stage and emerging growth companies and real estate
•Interest income earned on cash and investment debt securities (primarily student loan and other asset-backed securities)
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Corporate and Other Activities also include certain activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. Corporate and Other Activities also includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.
Whitetail Rock Capital Management, LLC
As of December 31, 2022, WRCM had $3.5 billion in assets under management for third-party customers, consisting of student loan asset-backed securities ($2.8 billion) and Nelnet stock ($0.7 billion) - primarily shares of Class B common stock. WRCM earns annual management fees of 10 basis points to 25 basis points for asset-backed securities under management and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. WRCM earns annual management fees of five basis points for Nelnet stock under management. During 2022, WRCM earned $6.0 million in management fees.
Nelnet Renewable Energy
As of December 31, 2022, the Company has invested a total of $175.6 million (which excludes $102.8 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships to support the development and operations of solar projects throughout the country. These investments provide a federal income tax credit under the Internal Revenue Code, equaling either 26% or 30% of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years (so the tax credits are not recaptured). After that period, the contractual agreements typically provide for the Company’s interest in the projects to be purchased in an exit at the fair market value of the discounted forecasted future cash flows allocable to the Company. Given the expected timing of cash flows and experience the Company has in underwriting these assets, the Company considers these investments a good use of its capital when looking at its capital deployment initiatives.
In addition to making these tax equity investments for the Company’s own portfolio, the Company is syndicating these investments with co-investors with similar tax attributes. The Company has developed expertise in sourcing, underwriting, closing, and managing these investments and believes it has strong relationships with solar developers throughout the country. The Company invests anywhere between 10% and 100% in each investment transaction, with its co-investment partners taking the remaining share. The Company earns an upfront management fee based on the amount of capital contributed by the co-investor. The management fee is recognized as income over the duration of the investment (typically five years). In addition, a performance fee is earned and recognized by the Company upon the co-investor’s exit from the investment. The performance fee is typically a percentage of the capital invested and is collected during the sixth year following the initial investment. The aggregate of the management and performance fees earned from co-investors is typically five to six percent of the capital invested. The Company raised and invested a total of $63.8 million during 2022 on behalf of its co-investors. Due to the management and control of each of these investment partnerships, the tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. These assets provide long-term, predictable, and recurring cash flows. Accordingly, the Company has begun to execute a multi-faceted approach to originate, acquire, finance, own, and manage these assets. As part of this strategy, on July 1, 2022, the Company acquired 80% of the ownership interest of two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC (GRNE) and ENRG-Nelnet, LLC (ENRG) (collectively referred to as “GRNE Solar”) for total consideration of $33.9 million.
GRNE is a solar contracting company that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. As of December 31, 2022, it has seven physical branches, predominately in the Midwest with its primary corporate operations in Palatine, Illinois and Lincoln, Nebraska. GRNE contracts to build solar on a cost-plus-margin basis. ENRG is a development company that is primarily focused on the development of solar assets that the Company expects to own long-term. ENRG performs services such as site control, permitting, execution of power purchase agreements, utility interconnections, construction oversight, project finance, and other ancillary services to enable a successful solar photovoltaic project.
The acquisition of GRNE Solar provides technical know-how, customer relationships, a talented workforce, and revenue streams to Nelnet’s expanding renewable energy business. The acquisition gives the Company an ability to realize a diversified revenue stream by generating a fee-based service from its EPC and operations and maintenance (O&M) services, while also originating solar assets for the Company’s own balance sheet on a high-quality, cost-efficient basis. These assets are expected to earn revenue and generate a profit for up to 40 years based on energy production and energy sales to entities, such as utilities, governmental bodies, commercial companies, educational institutions, multi-family landlords, and healthcare groups. The Company plans to expand this business geographically across the United States, increase the team size and technical expertise to build larger projects, and serve new and existing customers on a go-forward basis. In addition to asset origination, the Company plans to begin acquiring solar assets that are in various stages of their project life-cycle with other development partners.
Investments
The Company makes investments to further diversify itself both within and outside of its historical core education-related businesses, including investments in early-stage and emerging growth companies and real estate. As of December 31, 2022, the Company has a $2.1 billion portfolio of investments, which includes $1.4 billion of student loan and other asset-backed securities. See note 7 in the notes to consolidated financial statements for additional detail of the Company’s investments, including a summary of holdings.
Early-Stage and Emerging Growth (Venture Capital) Investments
The Company has invested in early-stage and emerging growth companies and various funds. As of December 31, 2022, the Company has investments in 73 entities and funds and the carrying value of such investments was $249.4 million. The largest investment in the Company’s venture capital portfolio is Agile Sports Technologies, Inc. (doing business as “Hudl”). As of December 31, 2022, the carrying value of the Company’s investment in Hudl was $133.9 million. Hudl is a leading sports performance analysis company, and its software provides more than 200,000 teams across 40 sports and in 150 countries the insights to be more competitive. David S. Graff, a member of the Company’s board of directors, is a co-founder, the chief executive officer, and a director of Hudl.
Real Estate
As of December 31, 2022, the Company has 31 real estate investments across the United States with a carrying value of $80.4 million. Included in the Company’s real estate portfolio is the development of commercial properties in the Midwest, particularly in Lincoln, Nebraska, where the Company is headquartered. The local investments include projects for the development of properties in Lincoln’s east downtown Telegraph District, where a facility for the Company’s student loan servicing operations is located, and projects in Lincoln’s Haymarket District, including the headquarters of Hudl. The Company is also a tenant at Hudl's headquarters.
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
Loan Servicing and Systems
NDS, which services Federal Direct Loan Program, FFELP, private education, and consumer loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant federal laws and regulations include:
•The Higher Education Act, which establishes financial responsibility and administrative capability requirements that govern all third-party servicers of federally insured student loans
•The Telephone Consumer Protection Act (TCPA), which governs communication methods that may be used to contact customers
•The Truth-In-Lending Act (TILA) and Regulation Z, which govern disclosures of credit terms to consumer borrowers
•The Fair Credit Reporting Act (FCRA) and Regulation V, which govern the use and provision of information to consumer reporting agencies
•The Equal Credit Opportunity Act (ECOA) and Regulation B, which prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit
•The Servicemembers Civil Relief Act (SCRA), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability
•The Military Lending Act (MLA), which protects active-duty members of the military, their spouses, and their dependents from certain lending practices
•The Electronic Funds Transfer Act (EFTA) and Regulation E, which protect individual consumers engaged in electronic fund transfers (EFTs)
•The Gramm-Leach-Bliley Act (GLBA) and Regulation P, which govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices
•The General Data Protection Regulation (GDPR), a European Union (EU) regulation which places specific requirements on businesses that collect and process personal data of individuals residing in the EU, and provides for significant fines and other penalties for non-compliance

•The California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA), which enhances the privacy rights and consumer protection for residents of California
•The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides temporary relief measures for federal student loans held by the Department, as a result of the COVID-19 pandemic
•The Federal Bankruptcy laws Title 11 of the U.S. Code, which provides for the reduction or elimination of certain debts
•The Electronic Signatures in Global and National Commerce Act (ESIGN), which allows the use of electronic records if the consumer has affirmatively consented to such use and has not withdrawn such consent
•Laws prohibiting unfair, deceptive, or abusive acts or practices (UDAAP)
•Various laws, regulations, and standards that govern government contractors
As a student loan servicer for the federal government and for financial institutions, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act (HEA) and related laws, rules, regulations, and policies. The Company is subject to oversight by the Department through the Federal Student Aid Office and the Financial Institution Oversight Service (FIOS) division. The HEA regulates every aspect of the federally insured student loan program. Failure to comply with the HEA could result in fines, the loss of the insurance and related federal guarantees on affected FFELP loans, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims. The Company has designed its servicing operations to comply with the HEA, and it regularly monitors the Company's operations to maintain compliance. While the HEA is required to be reviewed and reauthorized by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the HEA each year since 2013 while Congress works on the next reauthorization. The Company monitors for potential changes to the HEA and evaluates possible impacts to its business operations.
Our federal servicing contract with the Department, an indefinite-delivery, indefinite quantity contract must be in compliance with the Federal Acquisition Regulations, which regulates the procurement, award, administration, and performance of U.S. government contracts.
Under the TCPA, plaintiffs may seek actual monetary loss or damages of $500 per violation, and courts may treble the damage award for willful or knowing violations. In addition, TCPA lawsuits have asserted putative class action claims.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (CFPB), which has broad authority to regulate a wide range of consumer financial products and services. The Company's student loan servicing business is subject to CFPB supervision and oversight authority.
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
As a third-party service provider to financial institutions, the Company is subject to periodic examination by the Federal Financial Institutions Examination Council (FFIEC). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks, the FDIC, and the CFPB, and to make recommendations to promote uniformity in the supervision of financial institutions.
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
Education Technology, Services, and Payment Processing
NBS provides tuition management services, payment processing, and school information software for K-12 schools and tuition management services and payment processing solutions for higher education institutions. The Company also provides payment technologies and payment services for software platforms, businesses, and nonprofits beyond the K-12 and higher education space. As a service provider that takes payment instructions from institutions and their constituents and sends them to bank partners, the Company is directly or indirectly subject to a variety of federal and state laws and regulations. The Company's contracts with clients and bank partners require the Company to comply with these laws and regulations.
The Company's payment processing services are subject to the EFTA and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of debit cards and certain other electronic banking services. The Company assists bank partners with fulfilling their compliance obligations pursuant to these requirements.
The Company's payment processing services are also subject to the National Automated Clearing House Association (NACHA) requirements, which include operating rules and sound risk management procedures to govern the use of the ACH Network. These rules are used to ensure that the ACH Network is efficient, reliable, and secure for its members. Because the ACH Network uses a batch process, the importance of proper submissions by NACHA members is magnified. The Company is also impacted by laws and regulations that affect the bankcard industry. The Company is registered with the card brand payment networks as a service provider and is subject to their respective rules.
The Company's higher education institution clients are subject to the Family Educational Rights and Privacy Act (FERPA), which protects the privacy of student education records. These clients disclose certain non-directory information concerning their students to the Company, including contact information, student identification numbers, and the amount of students’ credit balances pursuant to one or more exceptions under FERPA. Additionally, as the Company is indirectly subject to FERPA, it may not permit the transfer of any personally identifiable information to another party other than in a manner in which an educational institution may properly disclose it. A breach of this prohibition could result in a five-year suspension of the Company's access to the related client’s records. The Company may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable student information.
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
The Company's contracts with higher education institution clients also require the Company to comply with regulations promulgated by the Department regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the HEA. These regulations are designed to ensure students have convenient access to their Title IV funds, do not incur unreasonable fees, and are not led to believe they must open a financial account to receive such funds.
Asset Generation and Management
The Dodd-Frank Act created a comprehensive regulatory framework for derivatives transactions, with regulatory authority allocated among the Commodity Futures Trading Commission (CFTC), other prudential regulators, and the SEC. This framework, among other things, subjects certain swap participants to capital and margin requirements, recordkeeping, and business conduct standards and imposes registration and regulation of swap dealers and major swap participants. Even when a securitization trust qualifies for an exemption, many of the Company's derivative counterparties are subject to capital, margin, and business conduct requirements; therefore, the Company may be impacted. When securitization trusts do not qualify for an exemption, the Company may be unable to enter into new swaps to hedge interest rate risk or the costs associated with such swaps may increase. With respect to existing securitization trusts, an inability to amend, novate, or otherwise materially modify existing swap contracts could result in a downgrade of outstanding asset-backed securities. As a result, the Company's business, ability to access the capital markets for financing, and costs may be impacted by these regulations.

Nelnet Bank
Nelnet Bank is a Utah industrial bank that is regulated by the FDIC and the UDFI. As an originator of private education and consumer loans and a purchaser and owner of federally insured student loans, Nelnet Bank is subject to federal and state consumer protection, privacy, and related laws and regulations. In addition to having to comply with the majority of laws and regulations addressed in the Loan Servicing and Systems section, there are additional laws and regulations Nelnet Bank must follow. Some of the more significant laws and regulations applicable to Nelnet Bank include:
•Regulation W and Federal Reserve Act Sections 23A and 23B, which prevents losses to a bank resulting from affiliate engagement and transfer of a bank’s federal deposit insurance safety net to an affiliate
•Community Reinvestment Act, which encourages depository institutions to help meet the credit needs of the communities in which they operate
•Federal Trade Commission (FTC) Act, which prevents unfair or deceptive acts or practices and ensures consumer privacy (including the Telephone Sales Rule, FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising, and FTC Policy Statement Regarding Advertising Substantiation)
•Regulation O, which places limits and conditions on credit extensions that a bank can offer to its executive officers, principal shareholders, directors, and related interests
•Right to Financial Privacy Act, which establishes specific procedures that government authorities must follow when requesting a customer’s financial records from a bank or other financial institution
•BSA/AML, which specifies the Bank’s commitment to compliance with the Bank Secrecy Act, Anti-Money Laundering (BSA/AML) laws and regulations, including the USA PATRIOT Act, that were enacted to require financial institutions in the United States to assist U.S. government agencies with detecting and preventing money laundering and terrorist financing
Regulation D, the Truth in Savings Act (reserve requirements), and Regulation DD (disclosure of deposit terms to customers) will be applicable to Nelnet Bank once consumer deposit products are launched, which is tentatively scheduled for 2023.
Corporate
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, data privacy laws and regulations that include requirements with respect to nonpublic personal information such as data minimization, purpose limitation, transparency, accountability, integrity, and confidentiality. For example, in the United States, certain of the Company’s operating segments and their financial institution clients are within the corresponding capacities in which they operate, subject to the FTC’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables customers to opt out of the disclosing institution’s ability to share information with third parties under certain circumstances. Other federal and state laws and regulations also impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA, under the Safeguards Rule, further requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. The Safeguards Rule was the subject of recent changes approved by the FTC in October 2021 with an effective date of June 9, 2023, whereby such changes are intended to provide for detailed criteria for what specific safeguards applicable financial institutions must implement as part of their information security programs. Depending on the Company operating segment and the capacities in which they operate, various other domestic federal laws with data privacy and protection requirements may also be relevant such as the FERPA and Fair Credit Reporting Act. Data privacy and data protection are also areas of increasing state legislative focus. For example, the CCPA, which became effective on January 1, 2020, is the first state-level comprehensive data privacy and protection law that applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to know what personal information is collected about them, the right to access that information, the right to know whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the GLBA. In addition, the CPRA, which amends and expands upon the CCPA, became effective January 1, 2023. The CPRA, amongst other newly added requirements, and subject to regulations that have yet to become final, sunsets previous CCPA exemptions relating to employment data and business contact data thereby bringing such data within scope of the law. Also, effective January 1, 2023, is Virginia’s newly enacted VCDPA which is a comprehensive consumer data privacy statute that mandates requirements similar to those found under the California’s CCPA and CPRA. Similarly, Colorado has enacted the CPA effective July 1, 2023, Connecticut has enacted the CTDPA effective July

1, 2023, and Utah has enacted the UCPA effective December 31, 2023. Similar comprehensive privacy laws may be adopted by other states where the Company does business. The federal government may also pass data privacy or data protection legislation. In addition, it is estimated that over 130 countries worldwide have instituted some form of privacy or data protection law. Of these laws, one of the prominent is the GDPR, which applies to countries in the European Economic Area (EEA) notwithstanding the United Kingdom where the identical law was maintained but is specifically referred to as the UK GDPR. The GDPR contains extensive compliance obligations and provides for substantial penalties for non-compliance and has expansive extraterritorial scope that reaches beyond the boundaries of the EEA and the UK.
The Company’s renewable energy business is subject to and depends in significant part upon complex federal, state, and other laws and regulations, including the recently passed Inflation Reduction Act, which regulate and, in some instances, incentivize the production of renewable energy.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2022, the Company had 94 registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. Each of the Marks has, upon registration, an indefinite duration so long as the Company continues to use the Mark on or in connection with such goods or services as the Mark identifies. To protect the indefinite duration, the Company makes filings to continue registration of the Marks. The Company owns one patent application that has been published, but has not yet been issued, and has also actively asserted its rights thereunder in situations during which the Company believes its claims may be infringed upon. The Company owns many copyright-protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.
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
Human Capital Resources
The Company’s associates are critical to its success, and the executive team puts significant focus on human capital resources. In addition, the executive team regularly updates the Company’s board of directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:
Headcount data
Total associate headcount by reportable segment as of December 31, 2022, follows:

	Number	Percent of total
NDS	4,478	54.4%
NBS	2,874	34.9
Nelnet Bank	32	0.4
AGM	12	0.1
Corporate and other	841	10.2
	8,237	100.0%
None of the Company’s associates are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its associates, and the Company believes that relations with its associates are good.

Employee recruitment, engagement, and retention
The Company works diligently to attract the best talent from a diverse range of sources that are expected to meet the current and future demands of its businesses, and has established relationships with trade schools, universities, professional associations, and industry groups to proactively attract talent. In 2022, the Company hired approximately 5,200 new associates, including approximately 900 temporary associates who are contracted to perform a job for only a short amount of time.
In 2022, the Company conducted an associate culture survey using a leading outside firm that specializes in employee engagement. Ninety percent of the Company’s associates participated in the survey with results 15 points above the survey provider’s industry benchmark. There were many questions, but the overarching goal of the survey was to determine overall associate engagement through understanding of how associates feel about working for the Company and if associates would recommend the Company as a great place to work. The results of the survey were an overall engagement score of 78 out of 100, which was three points above the survey provider’s industry benchmark. The Company’s management team collected all the feedback and is focusing on making associate-suggested changes so the Company becomes an even better place to work.
For 2022, associate voluntary turnover was approximately 25%, a 3 percentage point decrease from 2021. The average associate has nearly five years of service.
Diversity and inclusion
The Company embraces diversity among its associates, including their unique backgrounds, experiences, and talents, and the Company strives to cultivate a culture and vision that supports and enhances its ability to recruit, develop, and retain diverse talent at every level. The Company demonstrates its commitment to diversity, equity, and inclusion at the highest levels of the Company. The Company’s independent directors (seven in total) include four women and two directors that are members of racial/ethnic minorities.
As of December 31, 2022, the Company’s workforce was approximately 66% women, which was unchanged from December 31, 2021. As of December 31, 2020, 57% of the Company’s workforce was women. People of color, as defined by the U.S. Equal Employment Opportunity Commission's EEO-1 race and ethnicity categories for the U.S., represented approximately 29% of the Company’s workforce (based on associate self-identification), an increase from 27% as of December 31, 2021, and 20% as of December 31, 2020. The Company is making progress in the number of women and people of color working in leadership positions (defined by the Company as an associate with one or more direct reports) across the organization. As of December 31, 2022 and 2021, women held 52% of leadership positions in the Company, an increase from 50% as of December 31, 2020, and people of color held 11% of leadership positions in the Company, an increase from 10% as of December 31, 2021, and 8% as of December 31, 2020. The Company has acknowledged that people of color are underrepresented in leadership positions at Nelnet and is committed to fostering an inclusive workforce that reflects the diversity in the communities the Company serves and that provides opportunity for all associates to advance and thrive.
To further Nelnet’s objective of creating an inspiring work environment and furthering associate development, the Company developed and launched the Better Together Council (the “Council”), sponsored by the Chief Executive Officer and the Executive Director of People Services. This Council of 27 members represents locations, functions, and business segments across the entire Company. Its top priorities include:
•Implementing a comprehensive diversity and inclusion learning and development plan to build awareness and drive inclusive behaviors;
•Developing the Company’s diversity pipeline through recruiting, hiring, developing, mentoring, and retaining diverse top talent; and
•Promoting a work environment that enables associates to feel safe to authentically express their ideas and perspectives and feel they belong.
The Council supports multiple highly active associate resource groups for racial and ethnic minorities, women, people with disabilities, and associates who identify as LGBTQIA+, where associates can go for community, support, and collaboration. The Council has partnered with Nelnet University, the Company’s learning and development program for associates, to launch a robust mentoring program. The program is available to all associates, prioritizing mentorships for associates from underrepresented racial and ethnic groups. Associates participating in this program are partnered with tenured Nelnet leaders for guidance, support, and coaching. The Council has also provided training sessions for all associates on cultural competence and unconscious bias. In addition, the Company has changed new hire recruiting methods and strategies to increase pools of minority, women, veteran, and disabled candidates, and has created other programs focused on race and gender to increase diversity throughout the Company. The Company also revised its scholarship program for the children of its associates to better recognize minority and low-income students. In addition, the Company was named on the following Forbes listings: America’s

Best Large Employers and Best Employers for Diversity. In Lincoln, Nebraska, where the Company’s headquarters is located, the Company was awarded Best Places to Work.
Talent, development, and training
The Company’s talent strategy is focused on attracting the best talent from a diverse range of sources, recognizing and rewarding associates for their performance, and continually developing, engaging, and retaining associates.
The Company is committed to the continued development of its people. Strategic talent reviews and succession planning occur on a planned cadence annually across all business areas. The executive team convenes meetings with senior leadership and the board of directors to review top enterprise talent. The Company continues to provide opportunities for associates to grow their careers internally, with almost 70% of open management positions filled internally during 2022.
The Company provides a variety of professional, technical, and leadership training courses to help its associates grow in their current roles and build new skills and capabilities. The Company emphasizes individual development planning as part of its annual goal setting process, and offers mentoring programs, along with change management and project management upskilling opportunities. The Company has leadership development resources for all leaders across the organization and continues to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow.
Training is provided in a number of formats to accommodate the learner’s style, location, and technological knowledge and access, including instructor-led courses and hundreds of online courses in the Company’s learning management system. The Company also offers tuition assistance to associates for degree programs, non-degree seeking individual classes, or certificate programs. During 2022, the Company paid over $310,000 in tuition assistance for its associates.
Competitive pay, benefits, wellness, and safety
The general compensation philosophy of the Company, as an organization that values the long-term success of its shareholders, customers, and associates, is that the Company will pay fair, competitive, and equitable compensation designed to encourage focus on the long-term performance objectives of the Company and is differentiated based on both the individual’s performance and the performance of his or her respective business segment. In carrying out this philosophy, the Company structures its overall compensation framework with the general objectives of encouraging equity ownership in the Company, savings, wellness, productivity, and innovation. In addition, total compensation is intended to be market competitive compared to select industry surveys, internally consistent, and aligned with the philosophy of a performance-based organization. The Company provides a comprehensive benefits package, opportunities for retirement savings, and a robust wellness program. The holistic wellness program focuses on four pillars: personal, professional, physical, and financial well-being.
In response to the COVID-19 pandemic, the Company has implemented and continues to implement safety measures in all its facilities. Since March 2020, a vast majority of associates continue to work from their home. However, non-remote associates currently have the choice to work in the office, at home, or a hybrid of both.
Culture, values, and ethics
The Company believes acting ethically and responsibly is the right thing to do, and embraces core values of open, honest communication in work environments. The Company also believes it must do its part to improve the world for current and future generations; and as part of this philosophy, the Company contributes time, talent, and resources to strengthen the communities in which the Company does business and promotes the transition to a clean-energy economy. The Company’s associates participate in many initiatives focused on supporting and the sustainability of their communities, both financially and with their time.
Ethics are deeply embedded in the Company’s values and business processes. The Company has a Code of Ethics and Conduct that includes the Company’s core values and guiding principles by which every associate is expected to abide and honor. The Company regularly reinforces its commitment to ethics and integrity in associate communications, in its everyday actions, and in processes and controls. As part of the Company’s ongoing efforts to ensure its associates conduct business with the highest levels of ethics and integrity, the Company has compliance training programs. The Company also maintains an Ask Ethics email through which associates can raise concerns they may have about business behavior they do not feel comfortable discussing personally with managers or human resources personnel. In addition, the Company maintains a separate anonymous portal for any associate concerns about the Company's financial reporting, internal controls, and related matters.

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
ITEM 1A.  RISK FACTORS
We and our businesses are subject to a variety of risks. This section discusses material risk factors that could adversely affect our financial results and condition, and an investment in us. Although this section highlights key risk factors, other risks may emerge at any time, and we cannot predict all risks or estimate the extent to which they may affect us.
Loan Portfolio
Our loan portfolios are subject to certain risks related to interest rates, and the derivatives we use to manage interest rate risks, prepayment risk, and credit risk, each of which could reduce the expected cash flows and earnings on our portfolios.
Interest rate risk - basis and repricing risk
We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our loan assets do not always match the interest rate characteristics of the funding for those assets.
We fund the majority of the FFELP student loan assets in our AGM segment with one-month or three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on our FFELP student loan assets is indexed to one-month LIBOR, three-month commercial paper, and Treasury bill rates. The differing interest rate characteristics of our loan assets versus the liabilities funding these assets result in basis risk, which impacts the excess spread earned on our loans. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our variable student loan spread to compress, while in a rising interest rate environment, it may cause the variable spread to increase.
As of December 31, 2022, our AGM segment had $12.7 billion, $0.5 billion, and $0.4 billion of FFELP loans indexed to the one-month LIBOR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $3.8 billion of debt indexed to three-month LIBOR, which resets quarterly, and $8.1 billion of debt indexed to one-month LIBOR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, the indices' historically high level of correlation may be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our business, financial condition, or results of operations could be materially adversely affected.
Interest rate risk - loss of floor income
FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the Special Allowance Payments (SAP) formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. We generally finance our student loan portfolio with variable rate debt. In low and/or certain declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, these student loans earn at a fixed rate while the interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, we may earn additional spread income that we refer to as floor income.

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
For the year ended December 31, 2022, we earned $90.5 million of fixed rate floor income, which reflects $33.1 million of net settlements received related to derivatives used to hedge loans earning fixed rate floor income. Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and this will have a negative impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced.
Interest rate risk - use of derivatives
We utilize derivative instruments to manage interest rate sensitivity. See note 6 of the notes to consolidated financial statements included in this report for additional information on derivatives used by us to manage interest rate risk. Our derivative instruments are intended as economic hedges but do not qualify for hedge accounting; consequently, the “mark-to-market” change in fair value of these derivative instruments is included in our operating results. Changes or shifts in the forward yield curve can significantly impact and have impacted the valuation of our derivatives, and in turn can significantly impact and have impacted our results of operations.
Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. Because many of our derivatives are not balance guaranteed to a particular pool of student loans and we may not elect to fully hedge our risk on a notional and/or duration basis, we are subject to the risk of being under or over hedged, which could result in material losses. In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity, may not have the desired beneficial impact on our results of operations or financial condition, and may cause volatility in our results of operations or have a material adverse impact on our business, financial condition, or results of operations.
The CFTC requires over-the-counter derivative transactions to be executed through an exchange or central clearinghouse. The clearing rules require us to post substantial amounts of liquid collateral as initial margin when executing new derivative instruments, which could negatively impact our liquidity and capital resources and may prevent or limit us from utilizing derivative instruments to manage interest rate sensitivity and risks. Interest rate movements have an impact on the amount of payments we are required to settle with our clearinghouse on a daily basis. We attempt to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. However, if interest rates move materially and negatively impact the fair value of our derivative portfolio, the replacement of LIBOR as a benchmark rate as discussed below has significant adverse impacts on our derivatives, or if we enter into additional derivatives for which the fair value subsequently becomes negative, we could be required to pay a significant amount of mark-to-market variation margin to our clearinghouse. These payments could have a material adverse effect on our results of operations, financial condition, liquidity, or capital resources.
Interest rate risk - replacement of LIBOR as a benchmark rate
As of December 31, 2022, the interest earned on a principal amount of $12.7 billion of our FFELP student loan assets held by our AGM segment was indexed to one-month LIBOR, and the interest paid on a principal amount of $11.9 billion of our FFELP student loan asset-backed debt securities to fund such loans was indexed to one-month or three-month LIBOR. In addition, the majority of our derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR.
The United Kingdom’s Financial Conduct Authority has announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"), enacted in March 2022, contains a framework for addressing the discontinuation of LIBOR under U.S. federal law. The LIBOR Act provides a statutory mechanism to automatically replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR), including any applicable tenor adjustment, for certain contracts that reference LIBOR and do not contain sufficient fallback provisions. The LIBOR Act also amends the Higher Education Act to substitute the current SAP rate-setting mechanism for FFELP loans from one-month LIBOR to the 30-day average SOFR in effect for each of the days in an applicable quarter, adjusted daily by adding a tenor spread adjustment. Transition of the SAP rate-setting mechanism from LIBOR to SOFR is expected to occur July 1, 2023.

There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR being an overnight rate while LIBOR reflects term rates at different maturities. Accordingly, there are uncertainties as to the transition process, including what effect it will have on the value of LIBOR-based securities, financial contracts, and variable rate loans.
Although the indentures for student loan asset-backed debt securities issued in our most recent LIBOR-indexed securitization transactions include new interest rate determination fallback provisions, many of the contracts for our existing LIBOR-indexed assets, liabilities, and derivative instruments from historical transactions do not include provisions that contemplate the possibility of a permanent discontinuation of LIBOR and do not clearly specify a method for transitioning to an alternative benchmark rate. Although parties remain free to agree on a benchmark replacement rate other than the SOFR benchmark that would otherwise result under the LIBOR Act, and we have worked and will continue to work with our asset-backed securitization investors to amend transaction documents to address the discontinuation of LIBOR, it is not yet known how specific counterparties will address the significant complexities and uncertainties involved in the transition from LIBOR to an alternative benchmark rate. As a result, we cannot predict the impact that the transition from LIBOR to an alternative benchmark rate will have on our existing LIBOR-indexed assets, liabilities, and derivative instruments, but such impact could have material adverse effects on the value, performance, and related cash flows of such LIBOR-indexed items, including our funding costs, net interest income, loan and other asset values, and asset-liability management strategies. In particular, such transition could:
•adversely affect the interest rates received or paid on, the income and expenses associated with, and the pricing and value of our LIBOR-based assets and liabilities;
•result in uncertainty or differences in the calculation of the applicable interest rate or payment amounts on our LIBOR-based assets and liabilities which may continue to depend on the terms of the governing instruments, which in turn could result in disputes with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities and contracts; and
•result in basis risk where the alternative benchmark rates on our loan assets do not match the alternative benchmark rates for the funding for those assets.
In addition, the transition away from LIBOR may impact our existing transaction data, systems, operations, pricing, and risk management processes, and require significant efforts to transition to or develop appropriate systems and analytics to reflect the new benchmark rate environment. There can be no assurance that such efforts will successfully mitigate the financial and operational risks associated with the transition away from LIBOR. Accordingly, our transition away from LIBOR could have a material adverse impact on our business, financial condition, or results of operations.
Prepayment risk
Higher rates of prepayments of student loans, including consolidations by the Department through the Federal Direct Loan Program or private refinancing programs, reduce our interest income.
The Higher Education Act allows borrowers to prepay FFEL Program loans at any time without penalty. Prepayments have resulted and may continue to result from consolidations of student loans by the Department through the Federal Direct Loan Program or by a lending institution through a private education or unsecured consumer loan, which historically tend to occur more frequently in low interest rate environments; from borrower defaults on federally insured loans, which will result in the receipt of a guaranty payment; and from voluntary full or partial prepayments; among other things.
If the federal government or the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could further increase prepayments and reduce interest income. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio, and also a decrease in our third-party FFELP loan servicing revenues.
For example, in October 2021, the Department announced a set of policy changes and released proposed negotiated rulemaking materials relating to the Public Service Loan Forgiveness (PSLF) program under its Federal Direct Loan Program, which we believe resulted in an increase in consolidations of FFELP loans into Federal Direct Loan Program loans held by the Department (which results in the loans no longer being on our balance sheet). In addition, in October 2022, the Department announced executive actions and new regulations which among other things provide for changes regarding income-driven repayment (IDR) plans for federal student loans, borrower defense to repayment where there is a dispute with the higher education institution, the PSLF program, interest capitalization rules, and closed school discharges. The Department and the Department’s Office of Federal Student Aid (FSA) indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan. The new regulations are to become effective on July 1, 2023, and the fact sheet accompanying the executive actions announcement indicated that if a borrower has a commercially held FFEL Program loan, the borrower must apply for consolidation to a Federal Direct Loan Program loan by May 1, 2023 to receive the IDR plan and other benefits set forth in the announcement.
In addition, the Department announced a broad based student debt relief plan in an August 24, 2022 bulletin, which indicated the Department would provide targeted student debt cancellation to borrowers with loans held by the Department, and that borrowers whose annual income for either 2020 or 2021 was under $125,000 (for single or married, filing separately) or under $250,000 (for married couples, filing jointly or heads of household) would be eligible for otherwise unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. The Department has issued guidance that, as of September 29, 2022, borrowers with federal student loans not held by the Department cannot obtain one-time debt relief by consolidating those loans into Federal Direct Loan Program loans by the Department.
In view of this guidance by the Department, we do not currently expect there would be significant FFELP loan consolidation activity specifically as a result of the one-time student debt relief plan announced in the August 24, 2022 bulletin. However, the Department announced they are continuing to assess whether there are alternative pathways to provide relief to borrowers with FFELP loans not held by the Department.
Decisions by the U.S. Courts of Appeals for the Eighth Circuit and Fifth Circuit in October 2022 and November 2022, respectively, in response to legal challenges that were initiated by other parties (not the Company) have blocked implementation of the Department's broad based student debt relief plan. These cases have been appealed to the U.S. Supreme Court. As of the filing of this report, the Supreme Court has not ruled on, and we cannot predict the timing, nature, or ultimate outcome of, this case.
Since late 2021, we have experienced accelerated run-off of our FFELP loan portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the PSLF and other programs. We believe the recent changes by the Department discussed above, other than with respect to the broad based student debt relief plan under the August 24, 2022 bulletin for borrowers with loans held by the Department, may continue to increase FFEL Program loan prepayments.
Sustained higher FFEL Program loan prepayments and/or a significant increase in FFEL Program loan prepayments could have a material adverse impact in future periods on net interest income in our AGM segment, FFELP servicing revenue in our LSS segment, investment advisory services revenue earned by WRCM on FFELP loan asset-backed securities under management, and interest income earned on our FFELP loan asset-backed securities investments.
Some variability in prepayment levels is expected, although extraordinary or extended increases in prepayment rates could have a material adverse effect on our revenues, cash flows, profitability, and business outlook, and, as a result, could have a material adverse effect on our business, financial condition, or results of operations.
We cannot predict how or what programs or policies will be impacted by any actions that the Biden-Harris Administration (the “Administration”), Congress, or the federal government may take, the timing of when such programs or policies may be implemented, and/or the ultimate outcome thereof. In addition, any changes to government programs or policies may be legally challenged, which may affect the extent and timing of these changes and the resulting impact they may have on our businesses, financial condition, or results of operations.
Credit risk
Future losses due to defaults on loans held by us present credit risk which could have a material adverse impact on our business, financial condition, or results of operations. Our estimated allowance for loan losses is based on periodic evaluations of the credit risk in our loan portfolios, including the consideration of the following factors (as applicable), for each of our loan portfolios: loans in repayment versus those in nonpaying status; delinquency status; type of private education or consumer loan program; trends in defaults in the portfolio based on internal and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes to federal student loan programs; current macroeconomic factors, including unemployment rates, gross domestic product, and consumer price index; and other relevant qualitative factors.
The vast majority (93.4%) of our student loan portfolio is federally guaranteed, which limits our loss exposure on the outstanding balance of our federally guaranteed portfolio. Our private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. We are actively expanding our acquisition of private education and consumer loan portfolios, which increases our exposure to credit risk.
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
Our loan portfolios and other assets and operations could experience adverse impacts from natural disasters, widespread health crises similar to the COVID-19 pandemic, terrorist activities, or international hostilities.
Natural disasters, widespread health crises similar to the COVID-19 pandemic, terrorist activities, or international hostilities, including the conflict in Ukraine and similar conflicts, could affect the financial markets or the economy in general or in any particular region and could lead, for example, to an increase in loan delinquencies, borrower bankruptcies, or defaults that could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses, as well as have adverse effects on our other assets and business operations. We cannot predict specifically when and where such events will occur, or the full nature and extent thereof, and our resiliency planning may not be sufficient to mitigate the adverse consequences of such events. The adverse impact of such events could also be increased to the extent that there is insufficient preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon but have no control over.
Liquidity and Funding
The current maturities of our loan warehouse financing facilities do not match the maturities of the related funded loans, and we may not be able to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration.
The majority of our portfolio of loans is funded through asset-backed securitizations that are structured to substantially match the maturities of the funded assets, and there are minimal liquidity issues related to these facilities. We also have loans funded in shorter term warehouse facilities, as described in note 5 of the notes to consolidated financial statements included in this report. The current maturities of the warehouse facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration. In addition, our warehouse facilities contain certain financial covenants. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.
If we are unable to obtain cost-effective funding alternatives for the loans in the warehouse facilities prior to the facilities' maturities, our cost of funds could increase, adversely affecting our results of operations. If we cannot find funding alternatives, we would have to fund the collateral using operating cash (negatively impacting our liquidity), consider the sale of assets (that could result in losses), and/or lose our collateral, including the loan assets and cash advances, related to these facilities.
We are subject to economic and market fluctuations related to our investments.
We invest a substantial portion of our excess cash in student loan and other asset-backed securities that are subject to market fluctuations. The fair value of these investments was $1.4 billion as of December 31, 2022. The majority of our asset-backed securities earn floating interest rates with expected returns of approximately LIBOR + 100 to 350 basis points to maturity. Our portfolio of asset-backed securities has limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.
We will need to extend or refinance repurchase agreements funding the purchase of certain private education loan asset-backed securities that we must retain as sponsor of the underlying securitizations, since the current maturities of the agreements do not match the required holding period for the related securities and we must pay additional equity support if the fair value of the securities subject to the agreements becomes less than the original purchase price of the securities.
During 2021, we sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo. As sponsor, we are required to provide a certain level of risk retention, and we have purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on our consolidated balance sheets as "investments and notes receivable" and as of December 31, 2022, the fair value of these bonds was $306.5 million. We must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time we can sell the investment securities (bonds) to a third party. We entered into repurchase agreements with third parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
As of December 31, 2022, $567.3 million was outstanding on our repurchase agreements, of which $291.3 million was borrowed to fund the private education loan securitization bonds subject to our risk retention requirements. The agreements, as of December 31, 2022, have various maturity dates through November 27, 2024, but one of the agreements is subject to early termination upon required notice provided by us or the applicable counterparty prior to the maturity dates. We must pay additional cash as equity support if the fair value of the securities subject to the agreements becomes less than the original purchase price of the securities.
The current maturities of the repurchase agreements do not match the required holding period for, or the maturity of, the related funded assets. Therefore, we will need to continue to extend the maturities of the agreements and/or find alternative funding for the related investment securities collateral prior to the agreements’ expiration. If we are unable to extend the maturities of the agreements and/or find alternative funding, it could have a material adverse impact on our business, financial condition, liquidity, or results of operations.
Concerns about the downgrade of the U.S. credit rating may materially adversely affect our business, financial condition, liquidity, and results of operations.
In January 2023, the U.S. government hit its borrowing cap (the “debt ceiling”) which is the maximum amount the federal government is able to borrow to finance obligations. As a result, the Treasury Department started taking “extraordinary measures” to prevent a default. While the Treasury Department doesn’t expect the U.S. to default on its debt before early June 2023, Congress must negotiate a solution prior to missing a payment of principal and interest on federal debt to avoid default. Default or even the threat of default would negatively impact the U.S. economy, and the global financial markets, as well as raise our borrowing costs.
Negative credit rating actions with respect to U.S. government obligations and the impact on the markets are unpredictable and may not be immediately apparent. However, such actions could materially adversely affect our liquidity, cash flows, and results of operations, increase our borrowing costs, limit our access to the capital markets, or trigger other implications under certain collateralized arrangements.
Operations
Our largest fee-based customer, the Department of Education, represented 32% of our revenue in 2022. We also earn revenue through remote hosting for other servicers. Failure to extend the Department servicing contracts or obtain new contracts in the Department's current or other procurement processes, our inability to consistently surpass competitor performance metrics, unfavorable contract modifications or interpretations, or the loss of servicing borrower volume due to broad based debt cancellation by the Department, could significantly lower servicing revenue in our LSS segment, hinder future service opportunities, and have a material adverse impact on our business, financial condition, or results of operations.
As of December 31, 2022, Nelnet Servicing and Great Lakes were servicing $545.4 billion of government owned student loans for 15.8 million borrowers. For the year ended December 31, 2022, our LSS segment recognized $423.1 million in revenue from the Department under these contracts, which represented 32% of our revenue.
Nelnet Servicing's and Great Lakes' servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution (USDS) for the new servicing framework. We responded to the USDS solicitation.
If our servicing contracts are not extended beyond the current expiration date, or we are not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. If the terms and requirements under a potential new contract with the Department are less favorable than under our current contracts, loan servicing revenue and/or operating margins could be adversely impacted. There are significant risks to us and uncertainties regarding the current Department contracts and potential future Department contracts, including the pending and uncertain nature of the current contract procurement process and the Department's prior awards of new contracts to other service providers; risks that we may not be successful in obtaining any new contracts with the Department; and risks and uncertainties as to the terms and requirements under a potential new contract or contracts with the Department. We cannot predict the timing, nature, or ultimate outcome of the current or any other contract procurement process by the Department, any of which could have a material adverse impact on our business, financial condition, or results of operations.
New loan volume is currently allocated among the Department servicers based on certain service level and portfolio performance metrics established by the Department and compared among all loan servicers. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics. In addition, if any current or future Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, including adverse pricing changes, servicing revenue would be negatively impacted and could result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations. For example, in February 2023, the Department notified us of its intention to transfer up to one million existing borrowers currently serviced by us to another servicer. In addition, due to a lack of Federal government appropriations, the Department may modify its cost under existing contracts with its servicers, and such modifications could adversely impact the Company’s servicing revenue and operating results.
Further, we are partially dependent on the existing Department contracts to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of these contracts provide us the scale and infrastructure needed to profitably expand into new business opportunities. Failure to extend the Department contracts beyond the current expiration date or obtain new Department contracts, or loss of existing loan volume to other Department servicers, would adversely impact loan servicing revenue and could significantly hinder future opportunities, as well as result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations.
In August 2022, the Department announced a broad based student debt relief plan that would provide targeted student debt cancellation to borrowers with loans held by the Department, which plan is currently blocked by court decisions and subject to appeals to the U.S. Supreme Court (see the risk factor discussion under the caption “Loan Portfolio – Prepayment risk” above for additional information about the plan). As noted above, as of December 31, 2022, we were servicing 15.8 million borrowers under our government servicing contracts. We cannot estimate how many borrowers would meet the eligibility requirements and other terms and conditions for one-time debt cancellation under the Department's debt relief plan. If there was a broad $10,000 or $20,000 per borrower cancellation on all government owned loans, we estimate it would decrease the number of borrowers serviced by us (based on the borrower loan information as of December 31, 2022) by approximately 4.3 million borrowers and 7.5 million borrowers, respectively. The actual impact to the number of borrowers serviced may be less than these amounts due to annual income ceilings for borrowers to qualify for cancellation and the impact of whether a Pell Grant was received on the amount of cancellation for a borrower. Revenue earned by us under the current Department servicing contracts will decrease in future periods if the Department's student debt relief plan or other broad based loan cancellation is implemented.
The Company’s current remote hosted Department servicing customers will transfer their servicing volume to other servicers in 2023, which will have a significant adverse impact to software services revenue in future periods. See the MD&A - “Loan Servicing and Systems Operating Segment - Results of Operations - Government Loan Servicing” for additional information.
The COVID-19 pandemic adversely impacted our results of operations, and either directly or indirectly through impacts on economic conditions or government policy could adversely impact our results of operations, businesses, financial condition, and/or cash flows going forward.
The COVID-19 pandemic has had significant adverse effects on the economic environment globally and in the U.S. These effects adversely impacted our results of operations and, if these effects continue to result in sustained economic stress, they could have a material adverse impact on us in a number of ways, including but not limited to, talent acquisition and retention, wage inflation and cost of service delivery, lower higher education school enrollments, rising interest rates due to market conditions or government policy or stimulus, loan performance (where individual student and consumer borrowers experience financial hardship), and performance levels of our workforce and work environment (work from home). Although certain business and economic conditions have improved since the pandemic began, significant uncertainties remain, including with respect to the effectiveness of vaccines against existing and new variant strains of the COVID-19 virus which could be vaccine resistant, the potential impacts of variations in vaccination rates among different geographical areas and demographic segments, booster vaccines, and the potential impacts of potential additional future spikes in infection rates including through breakthrough infections among the fully vaccinated.
COVID-19 materially disrupted business operations across many sectors, initially resulting in periods of significantly higher levels of unemployment and underemployment, inflation associated with supply chain disruptions, a constrained labor market, and extensive government stimulus programs initiated in efforts to counteract the economic disruptions from the pandemic. As a result, many student and consumer borrowers have experienced or may continue to experience financial hardship, making it difficult to meet loan payment obligations without assistance, which has had previous adverse effects and could have future adverse effects on the performance of our loan portfolios.
Our net interest income and profitability have been and could further be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. Higher income volatility from changes in interest rates and spreads to benchmark indices has caused and could cause a loss of net interest income and adverse changes in current fair value measurements of our assets and liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. For example, since March 2022, the Federal Reserve has made several increases to its target interest rate (and has recently indicated that it anticipates that ongoing increases will be appropriate) as a way of addressing the inflationary effects of the extensive pandemic-related government stimulus programs, and other factors, and an increase in interest rate levels generally results in a reduction of floor income we receive on certain FFELP loans.
A vast majority of our employees continue to work from home, either full-time or dividing their workdays between working from home and working in the office as we have offered employees flexibility in the amount of time they work in the office. Unanticipated issues arising from handling personal, confidential, and other information in a work-from-home environment could lead to greater risks for us, including cybersecurity and privacy risks. In addition, recent labor market constraints have resulted in wage inflation and higher voluntary turnover rates, which in turn have led to increases in compensation costs to attract and retain talent.
The CARES Act suspended federal student loan payments and interest accruals on all loans owned by the Department beginning as of March 13, 2020, and this suspension has been extended until 60 days after the earlier of (i) the date the Department is permitted to implement its broad based student loan debt relief plan or the litigation concerning such plan is resolved; or (ii) June 30, 2023. As a result of this suspension, we receive a reduced level of servicing revenue per borrower from the Department. If the suspension period is extended further, more borrowers may consolidate their FFELP loans to the Federal Direct Loan Program, which could further increase prepayments on our student loan portfolio and reduce our interest income and servicing fees. We anticipate revenues will continue to be negatively impacted while student loan payments and interest accruals are suspended. In addition, when borrowers resume payments on their student loans at the completion of the suspension period, our system stability and scale could be stressed, resulting in increased costs and reputation damage.
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
Our businesses, and the activities of our vendors and customers, could be impacted by climate change. Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of businesses with respect to risks posed by climate change. Climate-related physical risks may include altered distribution and intensity of rainfall; prolonged droughts or flooding; increased frequency and severity of wildfires, hurricanes, and tornadoes; rising sea levels; and a rising heat index. In addition to possible changes in climate policy and regulation, potential transition risks may include economic and other changes engendered by the development of low-carbon technological advances and/or changes in consumer and business preferences toward low-carbon goods and services. These climate-related physical risks and transition risks could have a financial impact on us, and on our vendors and customers, including declines in asset values; cost increases; reduced availability of insurance; reduced demand for certain goods and services; increased loan delinquencies, bankruptcies, events of default, and force majeure events; increased interruptions to business operations and services; adverse supply chain impacts; and negative consequences to business models and the need to make changes in response to those consequences.
The profitability and risk profile of our renewable energy business may be impacted by the terms and availability of federal incentives, regulatory uncertainty, climate change risk, supply chain risk, rising debt and construction costs, and other risks and costs associated with the construction, development, financing, sale, and operation and maintenance of renewable energy projects.
The operation and profitability of our renewable energy business is subject to and depends in significant part upon complex federal, state, and other laws and regulations, including the recently passed Inflation Reduction Act, which regulate and, in some instances, incentivize the production of renewable energy. Any reductions or modifications to, or the elimination or adverse interpretation of, governmental regulations or incentives that support renewable energy, or the imposition of taxes, tariffs, or other assessments on renewable energy or renewable energy equipment, could negatively impact this business unit. Our ability to proceed with solar projects under development and to complete and finance the construction of such projects on schedule and within budget may be adversely affected by escalating costs for materials, labor, insurance, and regulatory compliance, operational risks as described below, inability to obtain requisite permits, disputes involving contractors/subcontractors, land owners, offtakers, and/or other entities, rising interest rates and cost of debt service, and changes in key assumptions underlying the forecasted model and budget for project development and operation. If any renewable energy project under our long-term ownership or financed by us or otherwise constructed by us is not completed, is delayed, or is subject to cost overruns, we may incur material costs that we may or may not be able to recover through regulatory or other contractual mechanisms, including obligations to make delay or termination payments, loss of tax credits and benefits, loss of environmental incentives, or delayed or diminished returns, which could require us to write off all or a portion of its investment in the applicable project(s). Operational risks associated with our renewable energy business include, but are not limited to, risks associated with facility start-up operations, compliance risks (including penalties for failures to comply), supply chain risks, climate change risks (including severe weather events), performance below expected or contracted levels of output or production, equipment breakdown, ability of offtakers and other counterparties to renewable energy contracts to pay or perform as required, warranty claims, shifting demand and regulatory changes/uncertainty, and insufficient insurance, warranties, and/or indemnities to cover the costs of the foregoing. These factors could have a material adverse effect on our business, financial condition, results of operations, and prospects.
A failure of our operating systems or infrastructure could disrupt our businesses, cause significant losses, result in regulatory action, and damage our reputation.
We operate many different businesses in diverse markets and depend on the efficient and uninterrupted operation of our computer network systems, software, datacenters, cloud services providers, telecommunications systems, and the rest of our operating systems and infrastructure to process and monitor large numbers of daily transactions in compliance with contractual, legal, regulatory, and our own standards. Such systems and infrastructure could be disrupted because of a cyberattack, unanticipated spikes in transaction volume, extended power outages, telecommunications failures, process breakdowns, degradation or loss of internet or website availability, natural disasters, political or social unrest, and terrorist acts. A significant adverse incident could damage our reputation and credibility, lead to customer dissatisfaction and loss of customers or revenue, and result in regulatory action, in addition to increased costs to service our customers and protect our network. Such an event could also result in large expenditures to repair or replace the damaged properties, networks, or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and our business continuity plans may not be sufficient for all eventualities. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition, and results of operations.
Operating system and infrastructure risks continue to increase in part because of the proliferation of new technologies, the increased use of the internet and telecommunications technologies to support and process customer transactions, the increased number and complexity of transactions being processed, increased instances of employees working from home and/or using personal computing devices, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, nation state threat actors, and other external parties. In addition, to access our services and products, our customers may use personal smartphones, tablet computers, and other mobile devices that are beyond our control systems.
Malicious and abusive activities, such as the dissemination of destructive or disruptive software, computer hacking, denial of service attacks, and ransomware or ransom demands to not expose confidential data or vulnerabilities in systems, have become more common. These activities could have material adverse consequences on our network and our customers, including degradation of service, excessive call volume, and damage to our or our customers' equipment and data. Although to date we have not experienced a material loss relating to cyberattacks or system outage, there can be no assurance that we will not suffer such losses in the future or that there is not a current threat that remains undetected at this time. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and the size and scale of our services.
We could also incur material losses resulting from the risk of unauthorized access to our computer systems, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and failures to properly execute business resumption and disaster recovery plans. In the event of a breakdown in the internal control system, improper operation of systems, or unauthorized employee actions, we could suffer material financial loss, potential legal actions, fines, or civil monetary penalties that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity and damage to our reputation. Even though we maintain insurance coverage to offset costs related to incidents such as a cyberattack, information security breach, or extended system outage, this insurance coverage may not cover all costs of such incidents.
A security breach of our information technology systems could result in material financial losses and legal exposure, and damage to our reputation.
Our operations rely on the secure processing, storage, and transmission of personal, confidential, and other sensitive information in our information technology systems and networks. Although we take protective measures we believe to be reasonable and appropriate, our systems, networks, and software may be vulnerable to the increasingly numerous and more sophisticated cyberattacks, and our cybersecurity measures may not be entirely effective.

Cyberattack techniques change frequently, generally increase in sophistication, often are not recognized until launched, sometimes go undetected even when successful, and originate from a wide variety of sources, including organized crime, hackers, terrorists, activists, disgruntled customers or consumers, and hostile foreign governments. Cyberattacks may increase in frequency during times of global unrest, such as the conflict in Ukraine. Attackers may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information to gain access to our data or that of our customers, such as through “phishing” schemes. These risks may increase in the future as we continue to increase our mobile and internet-based product offerings and expand our internal usage of web-based products and applications. In addition, our customers often use their personal devices, such as smart phones and tablet computers, to make payments and manage their accounts. We have limited ability to assure the security of our customers’ transactions to the extent they are using their personal devices, which could be subject to similar threats. A breach, or perceived breaches, of our information security systems, or the intentional or unintentional disclosure, alteration, or destruction by an authorized user of confidential information necessary for our operations, could result in serious negative consequences for us. These consequences may include violations of applicable privacy and other laws; financial loss to us or to our customers; loss of confidence in our cybersecurity measures; customer dissatisfaction; significant litigation exposure; regulatory fines, penalties or intervention; reimbursement or other compensatory costs; additional compliance costs; significant disruption of our business operations; and damage to our reputation.
In addition, we routinely transmit, receive, and process large volumes of personal, confidential, and proprietary information through third parties. Our arrangements with these third parties to maintain the confidentiality and security of such information may not be entirely effective, and a breach of a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively. A cybersecurity incident originating from a third party could have negative consequences for us similar to those discussed above.
We and our third-party vendors have experienced, and could experience in the future, cybersecurity incidents. For example, in July 2022, we determined the customer website portal for the primary loan servicing platform used by our remote hosted servicing clients had experienced a cybersecurity incident. We took immediate and extensive steps to secure the system, block the unauthorized activity, address the issue via additional technical and security measures, notify our insurance carriers, and launch a forensic investigation. Our investigation confirmed unauthorized access to confidential consumer information of federal student loan borrowers serviced on our platform by Edfinancial Services and Oklahoma Student Loan Authority. Borrower name, address, email address, phone number, and Social Security number information was impacted, but no financial account or payment information was impacted. Loans serviced directly by Nelnet were not impacted by the event. The applicable regulators and affected consumers were notified and identity theft monitoring has been and continues to be offered to those affected. Although to date none of these incidents has individually or in the aggregate had a material adverse effect on our results of operations, financial condition, or businesses, there can be no assurance that we will not suffer material adverse effects in the future or that there is not a significant current incident or threat that remains undetected at this time.
If we are unable to adapt to rapid technological change, take advantage of technological developments, or our software products experience quality problems and development delays, the demand for our products and services may decline.
Our long-term operating results, particularly from our LSS and ETS&PP segments, depend substantially upon our ability to continually enhance, develop, introduce, and market new products and services. We must continually and cost-effectively maintain and improve our information technology systems and infrastructure in order to successfully deliver competitive and cost-effective products and services to our customers. The widespread proliferation of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services. If we fail to enhance and scale our systems and operational infrastructure or products and services, our LSS and ETS&PP segments may lose their competitive advantage, which could have a material adverse impact on our business, financial condition, or results of operations.
We require skilled technology and security workers to maintain, secure, and improve our information technology systems and infrastructure. Increased demand and competition for available skilled workers across the technology sector may impact our ability to maintain adequate technology and security staffing levels. If we are unable to retain existing talent, or recruit and hire new talent when needed, we may be unable to quickly develop and adopt new technologies, adequately adjust for contingencies, or maintain and improve our existing technology systems and infrastructure.
Our products and services are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected bugs or other defects that interfere with its intended operation. Quality problems with our software products, with transferring between systems, or with errors or delays in our processing of electronic transactions, could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, damage to our reputation, or exposure to liability claims.

We rely on third parties for a wide array of services for our customers, and to meet our contractual obligations. The failure of a third party with which we work could adversely affect our business performance and reputation.
We rely on third parties for many critical operational services, technology, datacenter hosting facilities, cloud computing platforms, and software. We also rely upon data from external sources to maintain our proprietary databases, including data from customers, business partners, and various government sources. Our third-party service providers may be vulnerable to damage or interruption from natural disasters, power loss, cyberattacks, telecommunications failures, breakdowns or failures of their systems, employee negligence or misconduct, supply chain disruptions, acts of terrorism, and similar events. They may also be subject to sabotage, vandalism, and similar misconduct, as well as regulatory actions, changes to legal requirements, and litigation to stop, limit, or delay operations. Our ability to implement backup systems and other safeguards with respect to third-party systems is limited. Furthermore, an attack on, or failure of, a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively.
If a third-party service provider’s services are disrupted, we may temporarily lose the ability to conduct certain business activities, which could impact our ability to serve our customers and meet our contractual, legal, or regulatory compliance obligations, and/or result in the loss or compromise of our information or the information of our customers. Our businesses would also be harmed if our customers and potential customers believe our services are unreliable. Some of our third-party service providers may engage vendors of their own as they provide services or technology solutions for our operations, which introduces the same risks that these “fourth parties” could be the source of operational and cybersecurity failures.
Due to our use of Amazon Web Services (AWS) for a significant amount of our technology products and services, as well as the dependence of many of our third-party service providers on AWS, the stability and availability of AWS is critical to our business.
If we fail to comply with the requirements to maintain the federal guarantees for the FFELP loans we service for us and for third parties, we may lose our guarantees or incur penalties.
As of December 31, 2022, we serviced $20.2 billion of FFELP loans that maintained a federal guarantee, of which $11.1 billion and $9.1 billion were owned by us and third parties, respectively. We must meet various requirements in order to maintain the federal guarantee on these federally insured loans, which is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If we misinterpret Department guidance, or incorrectly apply the Higher Education Act, the Department could determine that we are not in compliance. FFELP loans that are not originated, disbursed, or serviced in accordance with Department and guaranty agency regulations may be subject to partial or complete loss of the guarantee. If we experience servicing deficiencies, it could result in the loan guarantee being revoked or denied. Although in most cases, we may cure deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt, not all deficiencies can be cured. As FFELP loan holders, servicers, and guaranty agencies exit the FFEL Program and consolidation within the industry takes place, this increases the complexity of servicing and claim filing due to the amount of loan servicing and loan guaranty transfers and the opportunity for errors at the time a claim is filed.
Failure to comply with Department and guaranty agency regulations may also result in fines, other penalties, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims, including claims by our servicing customers if they lose the federal guarantee or SAP benefits on loans that we service for them. If we are subjected to significant fines, or loss of insurance or guarantees on a material number of FFELP loans, or if we lose our ability to service FFELP loans, it could have a material adverse impact on our business, financial condition, or results of operations.
Our Department of Education servicing contracts and our third-party FFELP loan servicing business involve additional risks inherent in government contracts and programs.
The federal government could engage in a prolonged debate linking the federal deficit, debt ceiling, government shutdown, and other budget issues. If U.S. lawmakers fail to reach agreement on these issues, the federal government could modify terms on current agreements or delay payment on its obligations, which could adversely impact our business, financial condition, or results of operations. Further, legislation to address the federal deficit and spending could impose changes that would adversely affect the Federal Direct Loan Program and FFELP servicing businesses.
We contract with the Department to administer loans held by the Department in both the FFEL and Federal Direct Loan Program, we own a portfolio of FFELP loans, and we service our FFELP loans as well as FFELP loans for third parties. These loan programs are authorized by the Higher Education Act and are subject to periodic reauthorization and changes to the programs by the Administration and Congress. Any changes, including the potential for borrowers to refinance loans via Direct Consolidation Loans, or broad loan forgiveness or cancellation, could have a material impact on our cash flows from servicing, interest income, and operating margins (see the risk factor discussions above under the caption “Loan Portfolio - Prepayment risk” and immediately after the caption “Operations” for additional information about these risks).
Government entities in the U.S. often reserve the right to audit contract costs and conduct inquiries and investigations of business practices. These entities also conduct reviews and investigations and make inquiries regarding systems, including systems of third parties, used in connection with the performance of the contracts. Negative findings could adversely affect the contractor’s future revenues and profitability. If improper or illegal activities are found, we could become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act. Additionally, we may be subject to administrative sanctions, which may include termination or non-renewal of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with other agencies of that government. Due to the inherent limitations of internal controls, it may not be possible to detect or prevent all improper or illegal activities.
The government could change governmental policies, programs, regulatory environments, spending sentiment, and many other factors and conditions, some of which could adversely impact our businesses, results of operations, and financial condition. We cannot predict how or what programs or policies will be changed by the federal government. The conditions described above could impact not only our contracts with the Department, but also other existing or future contracts with government or commercial entities, and could have a material adverse impact on our business, financial condition, or results of operations.
Our ability to continue to grow and maintain our contracts with commercial businesses and government agencies is partly dependent on our ability to maintain compliance with various laws, regulations, and industry standards applicable to those contracts.
We are subject to various laws, regulations, and industry standards related to our commercial and government contracts. In most cases, these contracts are subject to termination rights, audits, and investigations. The laws and regulations that impact our operating segments are outlined in Part I, Item 1, “Regulation and Supervision.” Additionally, our LSS segment contracts with the federal government require that we maintain internal controls in accordance with the National Institute of Standards and Technologies and our LSS and ETS&PP segments that utilize payment cards are subject to the Payment Card Industry Data Security Standards. If we fail to comply with the contract provisions or applicable laws, regulations, or standards, or the counterparty exercises its termination or other rights for that or other reasons, our reputation could be negatively affected, and our ability to compete for new contracts or maintain existing contracts could diminish, which in turn could have an adverse impact on our results of operations from existing contracts and future opportunities for new contracts.
The failure to safeguard the privacy of personal information could result in significant legal and reputational harm.
We are subject to complex and evolving laws and regulations, both inside and outside of the U.S., governing the privacy and protection of personal information of individuals. Ensuring the handling and use of personal information complies with applicable laws and regulations in relevant jurisdictions can increase operating costs, impact the development of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by us or a third-party affiliate could expose us to litigation or regulatory fines, penalties, or other sanctions. Additional risks could arise if we or an affiliated third party do not provide adequate disclosure or transparency to our customers about the personal information obtained from them and its use; fail to receive, document, and honor the privacy preferences expressed by customers; fail to protect personal information from unauthorized disclosure; or fail to maintain proper training on privacy practices. Concerns about the effectiveness of our measures to safeguard personal information and abide by privacy preferences, or even the perception that those measures are inadequate, could cause the loss of existing or potential customers and thereby reduce our revenue. In addition, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations could result in requirements to modify or cease certain operations or practices, and/or significant liabilities, regulatory fines, penalties, and other sanctions. The regulatory framework for privacy issues is evolving, which is likely to continue. Because the interpretation and application of privacy and data protection laws and privacy standards are still uncertain, it is possible that these laws or privacy standards may be interpreted and applied in a manner that is inconsistent with our practices. Any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy or data protection laws, regulations, and privacy standards, could result in additional cost and liability for us, damage our reputation, and harm our businesses.
Nelnet Bank may not be able to achieve its business plan objectives and effectively deploy loan and deposit strategies in accordance with regulatory requirements during its three-year de novo period.
Nelnet Bank is in the final year of its de novo status and initial three-year business plan, which requires ongoing monitoring to ensure alignment to financial and asset targets as well as other commitments. Failure to meet these targets and commitments could jeopardize the success of Nelnet Bank.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative changes, may have a significant adverse effect on Nelnet Bank’s operations. The regulatory landscape surrounding industrial banks continues to be scrutinized and banking policy changes may be difficult to predict in advance. Nelnet Bank’s current product offerings are primarily concentrated in loan products for higher education, with current expansion under the business plan to unsecured consumer lending. Such concentrations and the competitive environment for those products subject the bank to risks that could adversely affect its financial condition. Consumer access to alternative means of financing, the costs of education, and other factors may reduce demand for, or adversely affect Nelnet Bank’s ability to, retain private education loans. For example, the recent increase of interest rates has negatively impacted and will continue to negatively impact the origination of refinanced private education loans.
Nelnet Bank has FDIC-required agreements with Nelnet, Inc. and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. For additional information, see the MD&A - “Liquidity and Capital Resources - Liquidity Impact Related to Nelnet Bank.” However, any failure to meet minimum capital requirements and FDIC regulations can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse impact on our business, financial condition, or results of operations.
Our failure to successfully manage business and certain asset acquisitions and other investments could have a material adverse effect on our businesses, financial condition, or results of operations.
We have expanded our services and products through business and asset acquisitions, and we anticipate making additional acquisitions to obtain new or enhance existing businesses, products, and services, as well as other investments to further diversify us both within and outside of our historical education-related businesses. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions (including potential delays or errors in converting loan servicing portfolio acquisitions to our servicing platform), loss of key employees, degradation of services, difficulty expanding information technology systems and other business processes to incorporate the acquired businesses, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our businesses, financial condition, or results of operations.
Our significant investments in ALLO and Hudl are subject to a number of risks, including macroeconomic conditions, competition, political and regulatory requirements, technology advancements, cybersecurity threats, and retention of key personnel. ALLO derives its revenue primarily from the sale of telecommunication services, which are subject to intense competition and extensive federal, state, and local regulations. Additionally, ALLO’s success is dependent on it maintaining and expanding its infrastructure and continuing to increase market share in existing and new markets. Hudl’s sports performance analysis business is subject to risks related to global market conditions, new competition, advancements in technology, and continued demand for its products and services. The operating results of any of our investments, including ALLO and Hudl, could impact the valuation on our financial statements of our investments in them, and we may not be able to fully monetize these investments without a liquidation event.
Regulatory and Legal
Federal and state laws and regulations can restrict our businesses and increase compliance costs, and noncompliance could result in penalties, litigation, reputation damage, and a loss of customers.
Our operating segments are heavily regulated by federal and state government regulatory agencies. See Part I, Item 1, "Regulation and Supervision." These agencies and the laws and regulations enforced by them are for the protection of consumers and the applicable industry as a whole, not necessarily us. Although we have procedures and controls in place to monitor compliance with regulatory requirements, these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation, and we may from time to time inadvertently be in non-compliance. Compliance is expensive and requires the time and attention of management, which divert capital and focus away from efforts intended to grow our businesses. If we do not successfully maintain compliance, we could incur fines or penalties, lose existing or new customer contracts or other business, and suffer damage to our reputation. Changes in laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes may have on our profitability.
For example, the CFPB has the authority to regulate and monitor large nonbank student loan servicers, including us. If the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB guidance, it could result in material adverse consequences including fines, penalties, public enforcement actions, adverse regulatory actions, or changes in our business practices. The CFPB has also issued student loan servicing rules and continues to review servicing areas where new guidance or rules may be issued in the future.
It is uncertain how the CFPB's recommendations, strategies, and priorities will impact our businesses and our results of operations going forward. CFPB actions could result in requirements to alter our services, causing them to be less attractive or effective and impair our ability to offer them profitably. If the CFPB changes regulations adopted in the past by other regulators, or modifies past regulatory guidance, our compliance costs and litigation exposure could increase.
Several states have enacted laws regulating and monitoring the activity of student loan servicers. For additional information, including risks to us from such state laws, see the paragraph beginning with the same sentence as the immediately preceding sentence that is set forth in Part I, Item 1, “Regulation and Supervision - Loan Servicing and Systems.”
As a result of the discontinuation of new FFELP loan originations in 2010, the existing FFELP loan portfolios in our AGM and Nelnet Bank segments will continue to decline over time.
New loan originations under the FFEL Program were discontinued in 2010, and all subsequent federal student loan originations must be made under the Federal Direct Loan Program. Although this did not alter or affect the terms and conditions of existing FFELP loans, interest income related to existing FFELP loans will decline over time as existing FFELP loans are paid down, refinanced, or repaid by guaranty agencies after default. We believe that in the short term we will not be able to invest the excess cash generated from our AGM segment’s FFELP loan portfolio into assets that immediately generate the rates of return historically realized from that portfolio. If we are unable to grow or develop new revenue streams, our consolidated revenue and operating margin will decrease as a result of the decline in FFELP loan volume outstanding.
Exposure related to certain tax issues could decrease our net income.
Federal and state income tax laws and regulations are often complex and require interpretation. From time to time, we engage in transactions for which the tax consequences are uncertain, and significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on the interpretation of tax laws and regulations and our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments. In accordance with applicable accounting guidance, we establish reserves for tax contingencies related to deductions and credits that we may be unable to sustain. Differences between these reserves and the amounts ultimately owed are recorded in the period they become known, and adjustments to our reserves could have a material effect on our financial statements. We may also be impacted by changes in tax laws, including tax rate changes, new laws, and subsequent interpretations by applicable authorities. In addition, several states are in a deficit position. Accordingly, states may look to expand their taxable base, alter their tax calculation, or increase tax rates, which could result in additional costs to the us.
In addition, as both a lender and servicer of student loans, we must report interest received and cancellation of indebtedness to individuals and the Internal Revenue Service on an annual basis. The statutory and regulatory guidance regarding the calculations, recipients, and timing are complex, and we know that interpretations of these rules vary across the industry. The complexity and volume associated with these informational forms creates a risk of error which could result in penalties or damage to our reputation.
Our investments in certain tax-advantaged projects promoting renewable energy resources (solar projects) are designed to generate a return primarily through the realization of federal income tax credits at the time the project is placed-in-service. We are subject to the risk that tax credits previously recorded by us, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The inability to realize these tax credits and other tax benefits would have an adverse impact on our financial results. The risk of not realizing the tax credits and other tax benefits depends on many factors outside of our control, including changes in tax laws and the ability of the projects to continue operation.
The provisions of our articles of incorporation requiring exclusive forum in the Nebraska state courts and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging certain lawsuits by limiting plaintiffs’ ability to bring a claim in a judicial forum that they find favorable.
Our articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, a specifically designated Nebraska state court located in Lincoln, Nebraska (or, if that court does not have jurisdiction, the federal district court for the District of Nebraska located in Lincoln, Nebraska) will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf or in the right of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or employees to us or our shareholders; (iii) any action asserting a claim arising under any provision of the Nebraska Model Business Corporation Act or our articles of incorporation or bylaws (as each may be amended from time to time); or (iv) any action asserting a claim governed by the internal affairs doctrine.
Additionally, our articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.
These exclusive forum provisions may limit the ability of our shareholders to commence litigation in a forum that they prefer, which may discourage such lawsuits against us and our current or former directors, officers, and employees.
Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 82.1% of the voting rights of our shareholders and effectively has control over all of our matters.
Michael S. Dunlap, our Executive Chairman, beneficially owns 82.1% of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by him. As a result, Mr. Dunlap has control over all of our matters and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.
Furthermore, as a "controlled company" within the meaning of the NYSE rules, we qualify for and, in the future, may opt to rely on, exemptions from certain corporate governance requirements, including having a majority of independent directors, as well as having nominating and corporate governance and compensation committees composed entirely of independent directors. If in the future we choose to rely on such exemptions, the interests of Mr. Dunlap may differ from those of our other stockholders and the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
Our contractual arrangements and transactions with Union Bank, which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.
Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which is controlled by certain grantor retained annuity trusts established by Mr. Dunlap, his spouse, and Angela L. Muhleisen, a sister of Mr. Dunlap. Mr. Dunlap serves as a Director and Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to beneficially own a significant number of our shares because it serves in a capacity of trustee or account manager for various trusts and accounts holding our shares and may share voting and/or investment power with respect to such shares. As of December 31, 2022, Union Bank was deemed to beneficially own 9.7% of the voting rights of our shareholders, and Mr. Dunlap and Ms. Muhleisen beneficially owned 82.1% and 11.8%, respectively, of the voting rights of our shareholders (with certain shares deemed under SEC rules to be beneficially owned by each Union Bank, Mr. Dunlap, and Ms. Muhleisen).
We have entered into, and intend to continue entering into, certain contractual arrangements with Union Bank, including for loan purchases, servicing, participations, banking and lending services, Educational 529 College Savings Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2022, 2021, and 2020 related to the transactions with Union Bank was income (before income taxes) of $8.9 million, $11.0 million, and $15.4 million, respectively. See note 23 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
We intend to maintain our relationship with Union Bank, which our management believes provides certain benefits to us, including Union Bank's knowledge of and experience in the FFELP industry, its willingness to provide services, and at times liquidity and capital resources, on an expedient basis, and its proximity to our corporate headquarters in Lincoln, Nebraska.
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
ITEM 3.  LEGAL PROCEEDINGS
Note 25 of the notes to consolidated financial statements included in this report is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2023 was 1,606 and 70, respectively. The record holders of the Class B common stock are Michael S. Dunlap, Shelby J. Butterfield, various members of the Dunlap and Butterfield families, and various other estate planning trusts established by and/or entities controlled by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2021 and 2022 in amounts totaling $0.90 per share and $0.98 per share, respectively. The Company plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.

Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2017 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Nelnet, Inc.
S&P 500
S&P 500 Financials

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Nelnet, Inc.	$100.00	$96.65	$108.87	$135.04	$187.30	$175.99
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P 500 Financials	100.00	86.97	114.91	112.96	152.54	136.48
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2022 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2022	50,915	$81.23	50,915	4,467,021
November 1 - November 30, 2022	—	—	—	4,467,021
December 1 - December 31, 2022	3,448	94.27	—	4,467,021
Total	54,363	$82.05	50,915
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 3,448 shares in December 2022. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
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
ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2022 and 2021. All dollars are in thousands, except share data, unless otherwise noted.)
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
A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2022 compared with the year ended December 31, 2021 is presented below. A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021 compared with the year ended December 31, 2020 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 28, 2022.
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
The Reconciliation Act of 2010 discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. As a result, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. Since all FFELP loans will eventually run off, a key objective of the Company is to maximize the amount and timing of cash flow generated from its FFELP portfolio and reposition itself for the post-FFELP environment.
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

GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments
The Company prepares its financial statements and presents its financial results in accordance with GAAP. However, it also provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. A reconciliation of the Company's GAAP net income to Non-GAAP net income, excluding derivative market value adjustments, and a discussion of why the Company believes providing this additional information is useful to investors, is provided below.

	Year ended December 31,
	2022	2021
GAAP net income attributable to Nelnet, Inc.	$407,347	393,286
Realized and unrealized derivative market value adjustments	(231,691)	(92,813)
Tax effect (a)	55,606	22,275
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$231,262	322,748

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$10.83	10.20
Realized and unrealized derivative market value adjustments	(6.16)	(2.41)
Tax effect (a)	1.48	0.58
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$6.15	8.37
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

Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in this report. They include:
•Loan Servicing and Systems (LSS) - referred to as Nelnet Diversified Services (NDS), which includes the operations of Nelnet Servicing and Great Lakes
•Education Technology, Services, and Payment Processing (ETS&PP) - referred to as Nelnet Business Services (NBS)
•Asset Generation and Management (AGM)
•Nelnet Bank
•Communications
The Company earns fee-based revenue through its NDS and NBS reportable operating segments. The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its AGM reportable operating segment. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes. The Company actively works to maximize the amount and timing of cash flows generated from its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow.
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the Federal Deposit Insurance Corporation (FDIC) and for a bank charter from the Utah Department of Financial Institutions (UDFI) in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet industrial bank franchise focused on the private education and unsecured consumer loan markets, with a home office in Salt Lake City, Utah.
Further, the Company earned revenue in its former Communications reportable operating segment through ALLO, formerly a majority-owned subsidiary of the Company prior to a recapitalization of ALLO resulting in the deconsolidation of ALLO from the Company’s financial statements on December 21, 2020. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO, and ALLO’s results of operations, prior to the deconsolidation, are presented by the Company in its former Communications reportable operating segment.
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities ("Corporate"). Corporate also includes income earned on the majority of the Company’s investments, interest expense incurred on unsecured and other corporate related debt transactions, and certain shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These shared services are allocated to each operating segment based on estimated use of such activities and services. In addition, Corporate includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.

The information below provides the operating results (net income (loss) before taxes) for each reportable operating segment and Corporate and Other Activities for the years ended December 31, 2022 and 2021. See “Results of Operations” for each reportable operating segment and Corporate and Other Activities under this Item 7 for additional detail.

	Year ended December 31,
	2022	2021	Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
NDS	$64,456	62,445
•The recognition of $5.5 million of non-cash impairment charges in 2022 compared with $13.2 million in 2021, due primarily to continued evaluation of office space needs as employees continue to work from home due to COVID-19.
•Decrease in operating margin in 2022 compared with 2021 due to increased operating expenses in 2022, primarily salaries and benefits, as the Company hired employees in preparation for the resumption of federal student loan payments once the CARES Act suspension was to expire. The expiration of the CARES Act was extended multiple times throughout 2022.

NBS	74,105	72,713
•The recognition of $9.4 million of interest income in 2022 compared with $1.1 million in 2021 due to higher interest rates.
•The recognition of a $2.2 million non-cash impairment charge in 2022 related to previously acquired computer software.
•Decrease in operating margin in 2022 compared with 2021 due to additional investments during 2022 in the development of new services and technologies; and superior customer experiences to grow, retain, and diversify revenue.

AGM	454,725	423,616
•A net gain of $231.7 million related to changes in the fair value of derivative instruments that do not qualify for hedge accounting in 2022 compared with a gain of $92.8 million in 2021.
•A decrease of $46.3 million in net interest income due to the decrease in the average balance of loans in 2022 compared with 2021.
•An increase of $27.1 million in net interest income due to an increase in core loan spread in 2022 compared with 2021.
•A decrease of $23.8 million in interest expense in 2021 as a result of the Company reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid.
•An increase of $8.4 million in interest income in 2022 compared with a $6.2 million decrease to interest income in 2021, as a result of increasing the constant prepayment rate used to amortize/accrete federally insured loan premium/discounts for loans.
•The recognition of $44.6 million in provision for loan losses in 2022 compared with a negative provision of $13.2 million in 2021.
•The recognition of a $32.9 million gain in 2021 related to the Company’s joint venture to acquire a private education student loan portfolio previously owned by Wells Fargo.
•The recognition of $10.8 million in borrower late fees in 2022 compared with $3.4 million in 2021.
•The recognition of $9.9 million in interest income on restricted cash in 2022 compared with $0.1 million in 2021 due to an increase in the balance of restricted cash and interest rates.
•The recognition of $7.9 million in administration and sponsor fee income in 2022 compared with $3.7 million in 2021.
•The recognition of $2.9 million in gains from the sale of loans in 2022 compared with $18.7 million in 2021.
•The recognition of a $1.2 million gain in 2022 from the repurchase of debt compared with a loss of $6.8 million in 2021.

Nelnet Bank	4,357	(792)	•Increase in 2022 compared with 2021 was due to an increase in loans and investments, offset by increased operating expenses to support the bank’s growth.
Corporate	(88,180)	(55,875)
•The recognition of a net loss of $68.0 million in 2022 related to the Company’s investment in ALLO compared with a net loss of $42.1 million in 2021.
•The recognition of $12.9 million of non-cash impairment and contingency charges in 2022 compared with $5.6 million in 2021. Impairment charges were primarily due to certain venture capital investments.

Net income before taxes	509,465	502,105
Income tax expense	(113,224)	(115,822)
Net loss attributable to noncontrolling interests	11,106	7,003
Net income	$407,347	393,286

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the year ended December 31, 2022 compared with 2021 is provided below.
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
The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 17 of the notes to consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Year ended December 31,
	2022	2021	Additional information
Loan interest	$651,205	482,337	Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and in gross fixed rate floor income.
Investment interest	91,601	41,498
Includes income from unrestricted interest-earning deposits and investments and funds in asset-backed securitizations. Increase was due to an increase in interest earning investments and an increase in interest rates in 2022 compared with 2021.

Total interest income	742,806	523,835
Interest expense	430,137	176,233
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

Net interest income	312,669	347,602
Less provision (negative provision) for loan losses	46,441	(12,426)	Represents the current period provision (negative provision) to reflect the lifetime expected credit losses related to the Company’s loan portfolio. See note 4 of the notes to consolidated financial statements in this report for the activity in the Company’s allowance for loan losses.
Net interest income after provision for loan losses	266,228	360,028
Other income (expense):
LSS revenue	535,459	486,363	See LSS operating segment - results of operations.
ETS&PP revenue	408,543	338,234	See ETS&PP operating segment - results of operations.
Solar construction revenue	24,543	—	On July 1, 2022, the Company acquired 80% of the ownership interests of GRNE Solar. GRNE Solar designs and installs residential, commercial, and utility-scale solar systems. The acquisition diversifies the Company’s position in the renewable energy space to include solar construction.
Other, net	25,486	78,681	See table below for components of “other.”
Gain on sale of loans, net	2,903	18,715
The Company sold $167.0 million (par value) and $101.1 million (par value) of consumer and other loans to unrelated third parties in 2022 and 2021, respectively, and recognized net gains from such sales.

Impairment expense and provision for beneficial interests, net	(15,523)	(16,360)	The Company continues to evaluate the use of office space as a large number of employees continue to work from home due to COVID-19. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain building and lease assets of $2.8 million and $14.2 million in 2022 and 2021, respectively. In addition, the Company recognized non-cash impairment charges on certain venture capital investments of $6.6 million and $4.6 million during 2022 and 2021, respectively. The Company also recognized non-cash impairment charges of $6.2 million in 2022 related to internally developed and purchased software.
Derivative settlements, net	32,943	(21,367)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See AGM operating segment - results of operations.
Derivative market value adjustments, net	231,691	92,813	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments were related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income (expense)	1,246,045	977,079

Cost of services:
Cost to provide education technology, services, and payment processing services	148,403	108,660	Represents direct costs to provide payment processing and instructional services in the ETS&PP operating segment. Increase in 2022 compared with 2021 was primarily due to additional instructional services costs. See ETS&PP operating segment - results of operations.
Cost to provide solar construction services	19,971	—	As noted above, the Company acquired GRNE Solar on July 1, 2022. These amounts represent direct costs related to GRNE providing solar construction services.
Total cost of services	168,374	108,660
Operating expenses:
Salaries and benefits	589,579	507,132	Increase was due to an increase in headcount in the (i) LSS operating segment as the Company has been required to prepare for the resumption of federal student loan payments upon the expiration of the CARES Act borrower relief provisions, which have been extended several times throughout 2022; and (ii) ETS&PP operating segment to support the growth of its customer base and the investment in the development of new technologies.
Depreciation and amortization	74,077	73,741	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	170,778	145,469	Other expense includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to (i) an increase in expenses in the LSS operating segment due to growth of borrowers under the government servicing contracts; and (ii) an increase in expenses in the ETS&PP operating segment due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies, and an increase in costs for travel and in-person hosted conferences that subsided in 2021 due to the COVID-19 pandemic.
Total operating expenses	834,434	726,342
Income before income taxes	509,465	502,105
Income tax expense	113,224	115,822	The effective tax rate was 21.75% and 22.75% for 2022 and 2021, respectively. The Company expects its future effective tax rate will range between 22% and 24%.
Net income	396,241	386,283
Net loss attributable to noncontrolling interests	11,106	7,003	Amounts for noncontrolling interests reflect the net income/loss attributable to the holders of noncontrolling membership interests in WRCM, NextGen, multiple solar entities including, GRNE Solar, and multiple entities investing in federal opportunity zone programs.
Net income attributable to Nelnet, Inc.	$407,347	393,286

Additional information:
Net income attributable to Nelnet, Inc.	$407,347	393,286	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(231,691)	(92,813)
Tax effect	55,606	22,275
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$231,262	$322,748
The following table summarizes the components of "other, net" in "other income (expense)."

	Year ended December 31,
	2022	2021	Additional information
Income/gains from investments, net	$51,552	91,593	See Corporate - results of operations and note (a) below for additional information.
Borrower late fee income	10,809	3,444	See AGM operating segment - results of operations.
ALLO preferred return	8,584	8,427	See Corporate - results of operations.
Administration/sponsor fee income	7,898	3,656	See AGM operating segment - results of operations.
Investment advisory services	6,026	7,773	See Corporate - results of operations.
Management fee revenue	2,543	3,307	See LSS operating segment - results of operations.
Loss from ALLO voting membership interest investment	(67,966)	(42,148)	See Corporate - results of operations.
Loss from solar investments	(9,479)	(10,132)	See Corporate - results of operations.
Other	15,519	12,761
Other, net	$25,486	78,681
(a)    During 2022, the Company recognized net investment income and gains of $51.6 million, including $24.2 million from venture capital investments ($22.3 million recognized in Corporate), $26.6 million related to real estate investments, and $0.8 million related to investments in asset-backed securities (bonds) and marketable equity securities (a loss of $1.3 million recognized in Corporate).
Included in the 2022 venture capital gains, the Company recognized a $15.2 million gain during the second quarter of 2022 as a result of the revaluation of its previously held 50% ownership interests in NextGen. See note 8 of the notes to the consolidated financial statements included in this report for additional information.
During 2021, the Company recognized net investment income and gains of $91.6 million, including $32.9 million from the Company’s joint venture to acquire a private education student loan portfolio previously owned by Wells Fargo (included in the AGM operating segment), $28.8 million from venture capital investments, $22.3 million related to real estate investments, and $7.6 million related to investments in asset-backed securities (bonds) and marketable equity securities ($6.6 million recognized in Corporate).
As the Company expects its investment portfolio will continue to grow, the Company also anticipates fluctuations in future periodic earnings resulting from investment valuation adjustments from time to time.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Servicing volume (dollars in millions):
Government	$443,248	453,681	452,450	461,054	478,402	507,653	542,398	545,546	545,373
FFELP	30,763	30,084	29,361	28,244	26,916	25,646	24,224	22,412	20,226
Private and consumer	16,226	21,397	24,758	24,229	23,702	23,433	22,838	22,461	21,866
Total	$490,237	505,162	506,569	513,527	529,020	556,732	589,460	590,419	587,465

Number of servicing borrowers:
Government	13,251,930	13,301,364	13,253,051	13,570,056	14,196,520	14,727,860	15,426,607	15,657,942	15,777,328
FFELP	1,300,677	1,233,461	1,198,863	1,150,214	1,092,066	1,034,913	977,785	910,188	829,939
Private and consumer	636,136	882,477	1,039,537	1,097,252	1,065,439	1,030,863	998,454	979,816	951,866
Total	15,188,743	15,417,302	15,491,451	15,817,522	16,354,025	16,793,636	17,402,846	17,547,946	17,559,133

Number of remote hosted borrowers:	6,555,841	4,307,342	4,338,570	4,548,541	4,799,368	5,487,943	5,738,381	6,025,377	6,135,760

Government Loan Servicing
The Company's student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution (USDS) for the new servicing framework. The Company responded to the USDS solicitation. The Company cannot predict the timing, nature, or ultimate outcome of this or any other contract procurement process by the Department. If the Company’s servicing contracts are not extended beyond the current expiration date, or the Company is not chosen as a subsequent servicer, loan servicing revenue would decrease significantly. If the terms and requirements under a potential new contract with the Department are less favorable than under our current contracts, loan servicing revenue and/or operating margins could be adversely impacted. In addition, if any current or future Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, including adverse pricing changes, servicing revenue would be negatively impacted and could result in potential restructuring charges that may be necessary to re-align the Company’s cost structure with the Company’s servicing operations. For example, due to a lack of Federal government appropriations, the Department may modify its cost under existing contracts with its servicers, and such modifications could adversely impact the Company’s servicing revenue and operating results.
Nelnet Servicing and Great Lakes are two of the current six private sector entities that have student loan servicing contracts with the Department. In July 2021, the Pennsylvania Higher Education Assistance Agency (PHEAA) announced its exit from the federal student loan servicing business. All applicable student loans serviced for the Department by PHEAA were transferred to successor servicers. At the time of this announcement, PHEAA serviced approximately 8.5 million borrowers under its contract. As of December 31, 2021 and 2022, approximately 603,000 and 1,910,000 PHEAA borrowers, respectively, have been transitioned to the Company's platform. In addition, over this same time period, PHEAA borrowers were transferred to other servicers that the Company provides its servicing system (remote hosted servicing customers). This has increased the number of remote hosted borrowers as reflected in the table above.
In addition, the New Hampshire Higher Education Association Foundation Network (“Granite State”) exited the federal student loan servicing business in 2021. Granite State’s servicing volume of approximately 1.3 million borrowers was transitioned to Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, during the third and fourth quarters of 2021. Edfinancial utilizes Nelnet Servicing's platform to service their loans for the Department, as did Granite State prior to its exit. In the fourth quarter of 2022, Nelnet Servicing and Edfinancial reached an agreement on a decommission schedule transferring Edfinancial’s direct loan servicing volume to another servicing platform. As of December 31, 2022, Edfinancial was servicing 4.5 million borrowers for the Department on the Company’s platform.

In February 2023, the Department notified the Company of its intention to transfer up to one million borrowers of the Company’s existing Department servicing borrowers to another servicer, and one of the Company’s remote hosted servicing customers notified us the Department intends to move that customer’s servicing borrowers to a different servicing platform. Neither transfer decision was based on the Company’s performance.
The Company expects the three transfers discussed above to begin in the first quarter of 2023 and be completed prior to the end of the CARES Act forbearance period. As a result of the transfers, software services revenue for remote hosted customers and government servicing revenue will decrease in future periods as borrowers are transferred off of the Company’s platform. In addition, once all remote hosted servicing transfers are complete, there will be no active Department remote hosted servicing customers using the Company’s platform.
Department of Education Debt Relief
In August 2022, the Department announced a broad based student debt relief plan that would provide targeted student debt cancellation to borrowers with loans held by the Department, and that borrowers whose annual income for either 2020 or 2021 was under $125,000 (for single or married, filing separately) or under $250,000 (for married couples, filing jointly or heads of household) will be eligible for otherwise unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. Decisions by the U.S. Courts of Appeals for the Eighth Circuit and Fifth Circuit in October 2022 and November 2022, respectively, in response to legal challenges that were initiated by other parties (not the Company) have blocked implementation of the Department's broad based student debt relief plan. These cases have been appealed to the U.S. Supreme Court. As of the filing of this report, the Supreme Court has not ruled on, and the Company cannot predict the timing, nature, or ultimate outcome of, this case.
The Company cannot estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the Department's announcement. If there was a broad $10,000 or $20,000 per borrower forgiveness on all government owned loans, the Company estimates it would decrease the number of borrowers serviced (based on the borrower loan information as of December 31, 2022) by approximately 4.3 million borrowers and 7.5 million borrowers, respectively. The actual impact to the number of borrowers serviced may be less than these amounts due to annual income ceilings for borrowers to qualify for forgiveness and the impact of whether a Pell Grant was received on the amount of forgiveness for a borrower.
Revenue earned under the current Department servicing contracts will decrease in future periods if the Department's student debt relief plan or other broad based loan forgiveness is implemented.
The CARES Act
Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company receives less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. On April 6, 2022, the Department extended the student loans payment pause under the CARES Act from May 1, 2022 to August 31, 2022, and on August 24, 2022, the Department extended such payment pause from August 31, 2022 to December 31, 2022. On November 22, 2022, the Department again extended such payment pause until 60 days following the date the Department is permitted to implement the debt relief program or the litigation initiated by other parties is resolved. If the debt relief program has not been implemented and the litigation has not been resolved by June 30, 2023, borrower forbearances will end 60 days after June 30, 2023, and payments will resume within 60 days after that (on or before October 28, 2023). Prior to the April 2022 extension (during the fourth quarter of 2021 and first quarter of 2022), the Company earned additional revenue from the Department based on incremental work, including outbound engagement, being performed by the Company to support the anticipated Department borrowers coming out of forbearance. Effective May 1, 2022, the Department increased the monthly per borrower CARES Act forbearance rate paid to its servicers to compensate them for supplemental outreach to certain borrowers and to support the transition of borrowers back to repayment. Once borrowers transition back to repayment, the Company anticipates revenue per borrower from the Department will increase from the current CARES Act levels.
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

Summary and Comparison of Operating Results

	Year ended December 31,
	2022	2021	Additional information
Net interest income	$2,678	43	Increase was due to higher interest rates in 2022 compared with 2021.
Loan servicing and systems revenue	535,459	486,363	See table below for additional information.
Intersegment servicing revenue	33,170	33,956
Represents revenue earned by the LSS operating segment from servicing loans for the AGM and Nelnet Bank operating segments. Decrease in 2022 compared with 2021 was due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	2,543	3,307
Represents revenue earned from providing administrative support and marketing services. The decrease in 2022 compared with 2021 was due to a contract for services provided to Great Lakes’ former parent company that expired in January 2021.

Impairment expense	(5,511)	(13,243)
The Company continues to evaluate the use of office space as a large number of employees continue to work from home due to COVID-19. As a result of this evaluation, the Company recorded a non-cash impairment charge of $1.8 million and $13.2 million in 2022 and 2021, respectively, to certain building and lease assets. In addition, during the fourth quarter of 2022, the Company recorded a $3.7 million non-cash impairment charge to internally developed software.

Total other income (expense)	565,661	510,383
Salaries and benefits	344,809	297,406
Increase in 2022 compared with 2021 was due to the Company hiring contact center operations and support associates as the Company prepared for expiration of federal student loan payment pause and other activities under the CARES Act. See “Government Loan Servicing - The CARES Act” above for additional details.

Depreciation and amortization	24,255	25,649
Includes amortization of intangible assets from the Great Lakes acquisition in February 2018 and depreciation on property and equipment. The majority of the Great Lakes intangible assets became fully amortized as of June 30, 2021 and all remaining assets were fully amortized by December 2022. Amortization of intangible assets for 2022 and 2021 was $4.5 million and $12.3 million, respectively. Excluding amortization of intangible assets, the increase in 2022 compared with 2021 was due to scaling of the Company's servicing platform for the PHEAA loan volume transferred to its platform.

Other expenses	59,674	52,720	Increase in 2022 compared with 2021 was due to additional costs associated with the growth of borrowers under the government servicing contracts.
Intersegment expenses	75,145	72,206
Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase in 2022 compared with 2021 was due to the Company hiring contact center operations and support associates in preparation for the provisions of the CARES Act to expire.

Total operating expenses	503,883	447,981
Income before income taxes	64,456	62,445
Income tax expense	(15,470)	(14,987)	Reflects income tax expense at an effective tax rate of 24%.
Net income	$48,986	47,458
GAAP before tax operating margin	11.3%	11.9%
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
Before tax operating margin, excluding impairment and amortization expense, decreased in 2022 compared with 2021 due to increased operating expenses, primarily salaries and benefits, as the Company prepared for a January 31, 2022 expiration of the federal student loan payment pause under the CARES Act, which has been extended multiple times throughout 2022.

Impairment expense	0.9	2.5
Amortization expense	0.8	2.4
Non-GAAP before tax operating margin, excluding impairment and amortization expense	13.0%	16.8%

Loan servicing and systems revenue

	Year ended December 31,
	2022	2021	Additional information
Government loan servicing	$423,066	360,793
Represents revenue from the Company's Department servicing contracts. Increase in 2022 compared with 2021 was due to (i) an increase in the number of borrowers serviced, including PHEAA borrowers transferred to the Company's servicing platform; (ii) a per borrower rate increase on each September 1, 2021 (1.8%) and September 1, 2022 (5.0%) to reflect the increase in the cost of labor (Employment Cost Index) per the provisions of the contracts; (iii) a CARES Act forbearance rate increase effective May 1, 2022; (vi) the recognition of $16.2 million of revenue in 2022 related to an increase in call center hours of operations, staff retention incentive from the Department, and additional change requests; and (v) the recognition of $9.9 million of revenue in 2022 for activities supporting preparedness for the Department’s debt relief program. Included in revenue for 2022 and 2021 was $13.6 million and $9.1 million, respectively, of revenue related to the discharge of borrowers under the Total and Permanent Disability (TPD) discharge program (the Company earns revenue per each borrower that satisfies the requirements for their loan to be discharged under the TPD discharge program), and $7.7 million and $25.0 million of revenue, respectively, for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers.

Private education and consumer loan servicing	49,210	47,302
Increase in 2022 compared with 2021 was due to (i) the addition of the former Wells Fargo private education loan borrowers converted to the Company's servicing platform during March and the second quarter of 2021; and (ii) revenue earned on new backup servicing agreements. Excluding revenue earned on the former Wells Fargo portfolio and new backup servicing agreements, revenue for 2022 decreased compared with 2021. The decrease in revenue was due to a decrease in servicing volume and client requested enhanced delinquency services.

FFELP loan servicing	16,016	18,281
Decrease in 2022 compared with 2021 was due to a decrease in the number of borrowers serviced. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. Since late 2021, the Company has experienced accelerated run-off of its FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of borrower relief under the CARES Act and initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs.

Software services	33,409	34,600
Decrease in 2022 compared with 2021 was due to (i) the Company earned deconversion fees in the fourth quarter of 2021 from Granite State, a remote hosted servicing customer, when they exited the federal student loan servicing business and transferred their loan volume to a third party; and (ii) many of the services provided under the Company's remote hosted servicing and system support contract with Great Lakes' former parent, representing 2.3 million borrowers, expiring on January 31, 2021. These decreases were offset by an increase in the number of remote hosted servicing borrowers primarily from the transfer of PHEAA borrowers to these servicing customers throughout 2021 and 2022. Software services revenue from Department remote hosted servicing customers will be adversely impacted in future periods. See “Government Loan Servicing” above for additional information.

Outsourced services	13,758	25,387
The majority of this revenue relates to providing contact center and back office operational outsourcing services. In 2021, these services included assisting state agencies with COVID-19 specific activities. Revenue from providing COVID-19 related services to state agencies in 2021 was $17.3 million. Excluding COVID-19 specific activities, outsourced services revenue has increased in 2022 compared with 2021 due to additional outsourced opportunities, including assisting existing Department servicers as they wind down their operations.

Loan servicing and systems revenue	$535,459	486,363

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
Summary and Comparison of Operating Results

	Year ended December 31,
	2022	2021	Additional information
Net interest income	$9,377	1,075	Represents interest income on tuition funds held in custody for schools. Increase was due to a higher interest rates in 2022 compared with 2021.
Education technology, services, and payment processing revenue	408,543	338,234	See table below for additional information.
Intersegment revenue	81	12
Impairment expense	(2,239)	—	During the fourth quarter of 2022, the Company recognized a non-cash impairment charge related to previously acquired computer software.
Total other income (expense)	406,385	338,246
Cost of services	148,403	108,660	See table below for additional information.
Salaries and benefits	133,428	112,046	Increase in 2022 compared with 2021 was due to an increase in headcount to support the growth of the customer base, and the investment in the development of new technologies.
Depreciation and amortization	10,184	11,404	Represents primarily amortization of intangible assets from prior business acquisitions. Amortization of intangible assets related to business acquisitions was $9.1 million and $10.7 million for 2022 and 2021, respectively.
Other expenses	30,104	19,318
Increase was due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies. Increase was also due to an increase in costs for travel and in-person hosted conferences that subsided in 2021 due to the COVID pandemic.

Intersegment expenses, net	19,538	15,180	Intersegment expenses represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Increase in 2022 compared with 2021 was due to an increase in costs to support the growth of the customer base, and the investment in the development of new technologies.
Total operating expenses	193,254	157,948
Income before income taxes	74,105	72,713
Income tax expense	(17,785)	(17,451)	Represents income tax expense at an effective tax rate of 24%.
Net income	56,320	55,262
Net income attributable to noncontrolling interests	(3)	—	Amounts for noncontrolling interests reflect the net income attributable to the holders of minority membership interests in NextGen, of which the Company became the controlling owner on April 30, 2022. See note 8 of the notes to consolidated financial statements included in this report for additional information.
Net income	$56,317	55,262

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Year ended December 31,
	2022	2021	Additional information
Tuition payment plan services	$110,802	103,970
Revenue increased for 2022 compared with 2021 primarily due to a higher number of payment plans in the K-12 market. Revenue for tuition payment plan services for higher education institutions in 2022 was consistent with 2021 amounts.

Payment processing	148,212	127,080	Payment volumes in 2022 increased compared with 2021 for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology and services	146,679	105,975
Increase in 2022 compared with 2021 was due to an increase in revenues from the Company’s school information system software, enrollment and communication services, the NextGen acquisition completed in April 2022, and FACTS Education Solutions instructional and professional development services. FACTS Education Solutions instructional services revenue was the largest component of this increase, driven by the Emergency Assistance to Non-Public Schools (EANS) program which provides funds to non-public schools through September 2024 to address the impact COVID-19 has had or continues to have on school students and teachers.

Other	2,850	1,209
Education technology, services, and payment processing revenue	408,543	338,234
Cost of services	148,403	108,660
Costs relate to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and were the primary driver of the increase in 2022 compared with 2021 due to the increase in instructional services resulting from the EANS program as noted above.

Net revenue	$260,140	229,574
GAAP before tax operating margin	28.5%	31.7%
Before tax operating margin, excluding net interest income, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the ETS&PP segment is calculated as income before income taxes less interest income divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

Before tax operating margin, excluding net interest income, decreased in 2022 compared with 2021 due to investments in (i) the development of new services and technologies; and (ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues. The Company anticipates before tax operating margin, excluding net interest income, will be impacted over the next several years as it continues to invest in these areas.

Net interest income	(3.6)	(0.5)
Non-GAAP before tax operating margin, excluding net interest income	24.9%	31.2%

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of December 31, 2022, the AGM operating segment had a $14.2 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company's loan portfolio as of December 31, 2022 and 2021, see note 4 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Year ended December 31,
	2022	2021
Beginning balance	$17,441,790	19,559,108
Loan acquisitions:
Federally insured student loans	721,853	904,088
Private education loans	8,244	89,308
Consumer and other loans	516,215	81,923
Total loan acquisitions	1,246,312	1,075,319
Repayments, claims, capitalized interest, participations, and other, net	(1,694,742)	(2,126,708)
Loans lost to external parties	(2,656,639)	(964,822)
Loans sold	(166,950)	(101,107)
Ending balance	$14,169,771	17,441,790

The Company has also purchased partial ownership in certain federally insured student, private education, and consumer and other loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2022, the Company’s ownership correlates to approximately $390 million, $620 million, and $310 million of federally insured student, private education, and consumer and other loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
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
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status and delinquency amounts for each of AGM's loan portfolios as of December 31, 2022 and 2021; and the activity in AGM’s allowance for loan losses and net charge-offs as a percentage of average loans for 2022 and 2021, see note 4 of the notes to consolidated financial statements included in this report.

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

	Year ended December 31,
	2022	2021
Variable loan yield, gross	4.39%	2.64%
Consolidation rebate fees	(0.84)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.04	0.02
Variable loan yield, net	3.59	1.81
Loan cost of funds - interest expense (b) (c)	(2.58)	(1.04)
Loan cost of funds - derivative settlements (d) (e)	(0.00)	(0.01)
Variable loan spread	1.01	0.76
Fixed rate floor income, gross	0.36	0.76
Fixed rate floor income - derivative settlements (d) (f)	0.21	(0.11)
Fixed rate floor income, net of settlements on derivatives	0.57	0.65
Core loan spread	1.58%	1.41%

Average balance of AGM’s loans	$15,969,435	18,900,038
Average balance of AGM’s debt outstanding	15,513,824	18,610,144
(a)    During each of the fourth quarters of 2022 and 2021, the Company changed its estimate of the constant prepayment rate used to amortize/accrete federally insured loan premium/discounts for its loans which resulted in a $8.4 million increase and a $6.2 million decrease, respectively, to interest income. The impact of these adjustments was excluded from the table above.
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

	Year ended December 31,
	2022	2021
Core loan spread	1.58%	1.41%
Derivative settlements (1:3 basis swaps)	0.00	0.01
Derivative settlements (fixed rate floor income)	(0.21)	0.11
Loan spread	1.37%	1.53%
(e)    Derivative settlements consist of net settlements paid related to the Company’s 1:3 basis swaps.
(f)    Derivative settlements consist of net settlements received (paid) related to the Company’s floor income interest rate swaps.

A trend analysis of AGM’s core and variable loan spreads by calendar year quarter is summarized below.

Core and Variable Loan Spreads
Asset / Liability Base Rate Spread
2.00%
1.80%
1.60%
1.40%
1.20%
1.00%
0.80%
0.60%
0.45%
0.40%
0.35%
0.30%
0.25%
0.20%
0.15%
0.10%
0.05%
0.00%
-0.05%
-0.10%
-0.15%
-0.20%
-0.25%
-0.30%
-0.35%
-0.40%
-0.45%
Q1 21
Q2 21
Q3 21
Q4 21
Q1 22
Q2 22
Q3 22
Q4 22
1.45%
1.41%
1.42%
1.36%
1.45%
1.61%
1.58%
1.77%
0.80%
0.75%
0.78%
0.71%
0.85%
1.06%
1.09%
1.11%
0.11%
0.11%
0.09%
0.09%
(0.01%)
(0.16%)
(0.36%)
(0.39%)
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
Variable loan spread increased during 2022 compared with 2021 due to a significant increase in short-term interest rates throughout 2022. In an increasing interest rate environment, student loan spread increases due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly.
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
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2022	2021
Fixed rate floor income, gross	$57,380	142,606
Derivative settlements (a)	33,149	(19,729)
Fixed rate floor income, net	$90,529	122,877
Fixed rate floor income contribution to spread, net	0.57%	0.65%
(a)    Derivative settlements consist of net settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased in 2022 compared with 2021 due to higher interest rates in 2022 compared with 2021. Subsequent to December 31, 2022 (on February 2, 2023), the Federal Reserve again increased interest rates, and it is currently anticipated that interest rates may continue to rise as a result of inflationary pressures in the U.S. economy. Increases in interest rates will reduce the amount of gross fixed rate floor income the Company is currently receiving.

The Company has a portfolio of derivative instruments in which the Company pays a fixed rate and receives a floating rate to economically hedge loans earning fixed rate floor income. The increase in net derivative settlements received on the floor income interest rate swaps in 2022 compared with net derivative settlements paid in 2021 was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.
See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.
Interest Rate Risk - Replacement of LIBOR as a Benchmark Rate
As of December 31, 2022, the interest earned on a principal amount of $12.7 billion of AGM's FFELP student loan asset portfolio was indexed to one-month LIBOR, and the interest paid on a principal amount of $11.9 billion of AGM’s FFELP student loan asset-backed debt securities was indexed to one-month or three-month LIBOR. In addition, the majority of the Company’s derivative financial instrument transactions used to manage LIBOR interest rate risks are indexed to LIBOR. The market transition away from the LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets, as well as the Company’s LIBOR-indexed derivative instruments. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" for additional information.

Summary and Comparison of Operating Results

	Year ended December 31,
	2022	2021	Additional information
Net interest income after provision for loan losses	$220,056	347,203	See table below for additional analysis.
Other income, net	21,170	34,306
Other income includes primarily borrower late fees, income from providing administration activities for third parties, and income from AGM's investment in a joint venture. Borrower late fees for 2022 and 2021 were $10.8 million and $3.4 million, respectively. The Company suspended borrower late fees in March 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans). The Company recognized revenue of $7.9 million and $3.7 million in 2022 and 2021, respectively, as administrator and sponsor for the securitizations completed during 2021 by the joint venture to purchase and securitize private education loans sold by Wells Fargo. The Company also recognized income of $1.2 million and $32.9 million in 2022 and 2021, respectively, related to its investment in the joint venture. For 2021, other income was partially offset by a $6.8 million loss recognized by the Company as a result of purchasing back its own debt.

Gain on sale of loans, net	2,903	18,715	The Company sold $167.0 million (par value) and $101.1 million (par value) of loans to unrelated third parties in 2022 and 2021, respectively, and recognized net gains from such sales.
Provision for beneficial interests	—	2,436
In the first quarter of 2021, due to improved economic conditions, the Company recorded a negative provision of $2.4 million related to its remaining allowance on a consumer loan securitization beneficial interest investment. Such allowance was initially recorded in March 2020 as a result of the COVID-19 pandemic.

Derivative settlements, net	32,943	(21,367)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	231,691	92,813	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during 2022 and 2021 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income (expense)	288,707	126,903
Salaries and benefits	2,524	2,135
Other expenses	16,835	13,487	The primary component of other expenses is servicing fees paid to third parties. The increase in 2022 compared with 2021 was due to increased costs resulting from ending COVID-19 borrower relief policies which increased servicing activities in 2022 compared with 2021. This increase was partially offset by a decrease in AGM's loan portfolio. Other expenses also includes certain professional and legal fees. Professional fees increased in 2022 compared with 2021 due to incurring additional costs as the Company actively expands into new asset loan classes.
Intersegment expenses	34,679	34,868	Amounts include fees paid to the LSS operating segment for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	54,038	50,490	Total operating expenses were 34 basis points and 27 basis points of the average balance of loans in 2022 and 2021, respectively. The increase in operating expenses as a percent of the average balance of loans in 2022 compared with 2021 was due to an increase in certain professional costs as discussed above.
Income before income taxes	454,725	423,616
Income tax expense	(109,134)	(101,668)	Represents income tax expense at an effective tax rate of 24%.
Net income	$345,591	321,948

Additional information:
Net income	$345,591	321,948	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(231,691)	(92,813)
Tax effect	55,606	22,275
Non-GAAP net income, excluding derivative market value adjustments	$169,506	251,410

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2022	2021	Additional information
Variable interest income, gross	$701,816	499,698	Increase in 2022 compared with 2021 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(134,578)	(160,228)	Decrease in 2022 compared with 2021 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	14,010	(3,347)
During each of the fourth quarters of 2022 and 2021, the Company changed its estimate of the constant prepayment rate used to amortize/accrete federally insured loan premium/discounts for its loans which resulted in a $8.4 million increase and a $6.2 million decrease, respectively, to interest income. Excluding these items, the Company recognized a net discount accretion of $5.6 million and $2.9 million in 2022 and 2021, respectively. Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.

Variable interest income, net	581,248	336,123
Interest on bonds and notes payable	(399,806)	(171,320)
Increase in 2022 compared with 2021 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the first quarter of 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.

Derivative settlements, net (a)	(206)	(1,638)	Derivative settlements include the net settlements paid related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives (a)	181,236	163,165
Fixed rate floor income, gross	57,380	142,606
Decrease was due to higher interest rates in 2022 compared with 2021. Subsequent to December 31, 2022 (on February 2, 2023), the Federal Reserve again increased interest rates, and it is currently anticipated that interest rates may continue to rise as a result of inflationary pressures in the U.S. economy; increases in interest rates will reduce the amount of fixed rate floor income the Company is currently receiving.

Derivative settlements, net (a)	33,149	(19,729)
Derivative settlements include the settlements received (paid) related to the Company's floor income interest rate swaps. The increase in net derivative settlements received by the Company during 2022, compared with net derivative settlements paid during 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.

Fixed rate floor income, net of settlements on derivatives	90,529	122,877
Core loan interest income (a)	271,765	286,042
Investment interest	37,929	28,172	Increase in 2022 compared with 2021 was due to an increase in the balance of restricted cash due to significant loan prepayments and interest earned on restricted cash due to higher rates in 2022 compared with 2021.
Intercompany interest	(12,094)	(1,598)	Increase was due to an increase in the weighted average intercompany debt outstanding and higher interest rates in 2022 compared with 2021.
(Provision) negative provision for loan losses - federally insured loans	(3,731)	7,343
The Company has recognized provision for loan losses in 2022 due to management’s estimate of declining economic conditions, as well as establishing an initial allowance for loans acquired during the period.

For additional information on the provision activity, see note 4 of the notes to consolidated financial statements included in this report.

(Provision) negative provision for loan losses - private education loans	(2,487)	1,333
(Provision) negative provision for loan losses - consumer and other loans	(38,383)	4,544
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$252,999	325,836	Decrease for 2022 compared with 2021 was due to (i) a decrease in the average balance of loans; (ii) an increase in provision for loan losses; and (iii) the reversal of a historical accrued interest liability on certain bonds in the first quarter of 2021. These items were partially offset by (i) an increase in core loan spread; (ii) an increase in investment interest income; and (iii) the impact of changes in the constant prepayment rates used to accrete/amortize loan premium/discounts in both 2022 and 2021.
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

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of December 31, 2022, Nelnet Bank had a $419.8 million loan portfolio, consisting of $353.9 million of private education loans and $65.9 million of FFELP loans.
For a summary of the allowance as a percentage of the ending balance and loan status, delinquency amounts, and other key credit quality indicators of each of Nelnet Bank's loan portfolios as of December 31, 2022 and 2021; and the activity in Nelnet Bank’s allowance for loan losses and net charge-offs as a percentage of average loans for the years ended December 31, 2022 and 2021, see note 4 of the notes to consolidated financial statements included in this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Year ended December 31,
	2022	2021
Beginning balance	$257,901	17,543
Loan acquisitions and originations:
Federally insured student loan acquisitions	—	99,973
Private education loan acquisitions	6,856	—
Private education loan originations	228,283	179,749
Total loan acquisitions and originations	235,139	279,722
Repayments	(69,022)	(36,181)
Sales to AGM	(4,223)	(3,183)
Ending balance	$419,795	257,901
Deposits
As of December 31, 2022, Nelnet Bank had $789.6 million of deposits. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other saving deposits include deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans.
Nelnet Bank’s deposits include $98.3 million from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and NBS custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Year ended December 31, (a)
	2022		2021
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$77,465	3.01%	$64,873	1.36%
Private education loans	317,016	3.23	86,285	3.16
Cash and investments	383,250	3.50	220,735	1.86
Total interest-earning assets	777,731	3.34%	371,893	2.08%
Non-interest-earning assets	11,948		10,195
Total assets	$789,679		$382,088
Average liabilities and equity
Brokered deposits	$248,808	1.50%	$61,208	0.84%
Intercompany deposits	121,566	1.90	81,064	0.25
Retail and other deposits	304,077	1.65	132,010	0.60
Total interest-bearing liabilities	674,451	1.64%	274,282	0.55%
Non-interest-bearing liabilities	4,964		4,705
Equity	110,264		103,101
Total liabilities and equity	$789,679		$382,088
(a) Calculated using average daily balances.
Summary and Comparison of Operating Results

	Year ended December 31,
	2022	2021	Additional information
Total interest income	$25,973	7,721	Represents interest earned on Nelnet Bank's FFELP and private education student loans, cash, and investments. Increase was due to an increase of these balances and interest rates in 2022 compared with 2021.
Interest expense	11,055	1,507	Represents interest expense on deposits. Increase was due to an increase of deposits and interest rates in 2022 compared with 2021.
Net interest income	14,918	6,214
Provision for loan losses	1,840	794	Increase in provision for loan losses was due to an increase in private education loans originated in 2022 compared with 2021 as well as management’s estimate of declining economic conditions. For additional information on the provision activity, see note 4 of the notes to consolidated financial statements included in this report.
Net interest income after provision for loan losses	13,078	5,420
Other income	2,625	713	Represents primarily income and gains from investments.
Impairment expense	(214)	—
Total other income (expense)	2,411	713
Salaries and benefits	6,948	5,042	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase was due to the overall growth of Nelnet Bank activities.
Depreciation	15	—
Other expenses	3,925	1,776	Increase was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	244	107	Represents primarily servicing costs paid to the LSS operating segment. Certain shared service and support costs incurred by the Company to support Nelnet Bank are not and will not be reflected as part of the Nelnet Bank operating segment through 2023 (when the bank’s de novo period will end). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank’s operating segment were $5.8 million and $3.4 million for 2022 and 2021, respectively.
Total operating expenses	11,132	6,925
Income (loss) before income taxes	4,357	(792)
Income tax (expense) benefit	(1,013)	175	Represents income tax (expense) benefit at an effective tax rate of 23.3% and 22.1% for the years ended December 31, 2022 and 2021, respectively.
Net income (loss)	$3,344	(617)

CORPORATE AND OTHER ACTIVITIES – RESULTS OF OPERATIONS
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities (“Corporate.”) The following table summarizes the operating results of these activities.
Income taxes are allocated based on 24% of income (loss) before taxes for each activity. The difference between the Corporate income tax expense and the sum of taxes calculated for each activity is included in income taxes in “other” in the table below.
Summary and Comparison of Operating Results

			Nelnet Renewable Energy (c)					Interest income/expense, net (g)
	Shared services (a)	WRCM (b)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (d)	Real estate investments (e)	Venture capital investments (f)		Other	Total
	Year ended December 31, 2022
Interest income	$—	2	—	34	—	994	1,289	39,638	619	42,576
Interest expense	—	—	—	(154)	—	—	—	(22,590)	1,206	(21,538)
Net interest income	—	2	—	(120)	—	994	1,289	17,048	1,825	21,038
Solar construction revenue	—	—	—	24,543	—	—	—	—	—	24,543
Other, net	2,575	6,026	(9,088)	15	(58,781)	26,139	22,272	(1,320)	11,309	(853)
Impairment expense	(998)	—	—	—	—	—	(6,561)	—	—	(7,559)
Cost to provide solar construction services	—	—	—	(19,971)	—	—	—	—	—	(19,971)
Salaries and benefits	(90,259)	(221)	(1,386)	(1,526)	(972)	(415)	(741)	—	(6,350)	(101,870)
Depreciation and amortization	(37,852)	—	—	(1,489)	—	—	—	—	(282)	(39,623)
Other expenses	(43,768)	(347)	(589)	(802)	(5,483)	(140)	(103)	(5,063)	(3,945)	(60,240)
Intersegment expenses, net	97,764	(12)	(87)	(365)	—	(420)	—	(221)	(304)	96,355
Income (loss) before income taxes	(72,538)	5,448	(11,150)	285	(65,236)	26,158	16,156	10,444	2,253	(88,180)
Income tax (expense) benefit	17,409	(1,177)	(128)	(55)	15,657	(6,276)	(3,877)	(2,507)	11,132	30,178
Net (income) loss attributable to noncontrolling interests	—	(545)	11,682	(57)	—	(9)	—	—	38	11,109
Net income (loss)	$(55,129)	3,726	404	173	(49,579)	19,873	12,279	7,937	13,423	(46,893)
	Year ended December 31, 2021
Interest income	$—	—	—	—	—	541	8	8,757	495	9,801
Interest expense	—	—	—	—	—	—	—	(3,837)	322	(3,515)
Net interest income	—	—	—	—	—	541	8	4,920	817	6,286
Solar construction revenue	—	—	—	—	—	—	—	—	—	—
Other, net	3,970	7,773	(10,311)	—	(33,722)	22,328	28,800	6,620	14,898	40,356
Impairment expense	(916)	—	—	—	—	—	(4,637)	—	—	(5,553)
Cost to provide solar construction services	—	—	—	—	—	—	—	—	—	—
Salaries and benefits	(83,401)	(227)	(1,030)	—	(502)	(332)	(872)	—	(4,138)	(90,502)
Depreciation and amortization	(36,297)	—	—	—	—	—	—	—	(385)	(36,682)
Other expenses	(45,011)	(328)	(100)	—	—	(44)	(70)	(1,437)	(11,183)	(58,173)
Intersegment expenses, net	88,685	(10)	(11)	—	—	(206)	(1)	(207)	143	88,393
Income (loss) before income taxes	(72,970)	7,208	(11,452)	—	(34,224)	22,287	23,228	9,896	152	(55,875)
Income tax (expense) benefit	17,513	(1,557)	893	—	8,214	(5,334)	(5,575)	(2,375)	6,330	18,109
Net (income) loss attributable to noncontrolling interests	—	(722)	7,730	—	—	(62)	—	—	57	7,003
Net income (loss)	$(55,457)	4,929	(2,829)	—	(26,010)	16,891	17,653	7,521	6,539	(30,763)

(a)    Includes corporate activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. Certain shared service costs incurred to support Nelnet Bank will not be allocated to Nelnet Bank until the end of the Bank’s de novo period (November 2023). The amount allocated to operating segments is reflected as “intersegment expenses, net” in the table above. Also includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.
(b)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points for asset-backed securities under management and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2022, the outstanding balance of asset-backed securities under management subject to these arrangements was $2.8 billion, of which all of such securities were FFELP student loan asset-backed securities. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (primarily shares of Nelnet Class B common stock held in various trust estates). During 2021, WRCM earned $4.2 million in management fees and $3.6 million in performance fees, and in 2022 all income ($6.0 million) earned by WRCM was management fees. Fees earned by WRCM are included in “other, net” in the table above.
(c)    Nelnet Renewable Energy, which includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar development. As of December 31, 2022, the Company has invested a total of $278.4 million (which includes $102.8 million syndicated to third-party investors) in solar tax equity investments. Due to the management and control of each of these investment partnerships, the tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as non-controlling interests.
Included in tax equity investments is the Company's share of income or loss from solar investments under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. For the years ended December 31, 2022 and 2021, Nelnet Renewable Energy recognized losses of $9.5 million and $10.1 million, respectively, on its tax equity investments. These losses, which include losses attributable to third-party noncontrolling interest investors, are included in “other, net” in the table above. Solar losses attributable to third-party noncontrolling interest investors was $10.9 million and $7.4 million for the years ended December 31, 2022 and 2021, respectively, and are reflected in “net (income) loss attributable to noncontrolling interests” in the table above.
Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $0.4 million for the year ended December 31, 2022, which is included in “other, net” in the table above.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. Accordingly, the Company has begun to execute a multi-faceted approach to originate, acquire, finance, own, and manage these assets. As part of this strategy, on July 1, 2022, the Company acquired 80% of the ownership interest in two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC (GRNE) and ENRG-Nelnet, LLC (ENRG) (collectively referred to as “GRNE Solar”) for total consideration of $33.9 million. The operating results for Nelnet Solar in the table above are for the period from July 1, 2022 through December 31, 2022. See note 8 of the notes to consolidated financial statements included in this report for additional information.
(d)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interest in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO") under the HLBV method of accounting. During the years ended December 31, 2022 and 2021, the Company recognized losses of $68.0 million and $42.1 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment. These amounts are reflected in “other, net” in the table above.
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
As of December 31, 2022, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $145.9 million. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. During the years ended December 31, 2022 and 2021, the Company recognized income on its ALLO preferred membership interests of $8.6 million and $8.4 million, respectively. These amounts are reflected in “other, net” in the table above.
Agreements among the Company, SDC (a third-party global digital infrastructure investor), and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership interests of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests. However, if the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25% to 10.00%.

As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. During 2022, the Company recognized an expense of $5.3 million associated with this obligation, which is included in “other expenses” in the table above. See note 2 of the notes to consolidated financial statements included in this report for additional information.
(e)    Includes the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. During 2022 and 2021, the Company recognized $26.6 million and $22.3 million, respectively, in net income and gains from its real estate investments, which is included in “other, net” in the table above. In 2022, the Company incurred development fees of $0.5 million, which is included in “other, net” in the table above.
(f)    Includes the operating results of the Company’s venture capital investments, including Hudl which the Company accounts for using the measurement alternative method (see note 7 of the notes to consolidated financial statements included in this report for additional information), and the administrative costs to manage this portfolio. During 2022, the Company recognized $22.3 million in net income and gains on venture capital investments, including a $15.2 million gain as a result of the revaluation of its previously held 50% ownership interests in NextGen (previously accounted for under the equity method) as a result of the Company purchasing an additional 30% ownership interests in NextGen on April 30, 2022. In 2021, the Company recognized $28.8 million in net income and gains on venture capital investments, including $10.3 million as a result of CompanyCam Inc.’s equity raise. In October 2021, CompanyCam Inc., an entity in which the Company has an equity investment, completed an additional equity raise. The Company accounts for its investment in this entity using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of this entity’s equity raise, the Company recognized a gain during the fourth quarter of 2021 to adjust its carrying value to reflect the October 2021 transaction value.
(g)    Includes interest income earned on cash and investment debt securities (primarily student loan and other asset-backed securities), interest expense incurred on unsecured and certain other corporate related debt transactions, unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments and facilities. During 2022 and 2021, the Company recognized $8.0 million in unrealized losses and $5.0 million in unrealized gains, respectively, on its marketable equity securities and $6.7 million and $1.6 million in realized gains, respectively, on its investment debt securities and marketable equity securities, which are included in “other, net” in the table above. During 2022 and 2021, the Company recognized $3.6 million and $0.1 million, respectively, in fees owed on collateral deposits with its derivative third-party clearinghouse as the result of an increase in collateral deposit balances and interest rates, which is included in “other expenses” in the table above.
Certain investments, including solar tax equity, ALLO, and Hudl, may be recorded at a carrying value that is less than its market value due to HLBV (solar investments and ALLO) and the measurement alternative (Hudl) method of accounting. Future operating results of solar and ALLO or an observable transaction of Hudl could impact the valuation on our financial statements or our investments in them and may result in significant fluctuations of the Company’s earnings.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology, Services, and Payment Processing operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations.
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million and the Company contributed an additional $30.0 million to Nelnet Bank during 2022. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. See “Liquidity Impact Related to Nelnet Bank” included below for additional information.
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
Sources of Liquidity
As of December 31, 2022, the Company's sources of liquidity included:

Cash and cash equivalents	$118,146
Less: Cash and cash equivalents held at Nelnet Bank (1)	(10,026)
Net cash and cash equivalents	108,120

Available-for-sale (AFS) debt securities (investments) - at fair value	1,389,037
Less: AFS debt securities held at Nelnet Bank - at fair value (1)	(471,368)
AFS debt securities serving as collateral on participation agreement - at fair value (2)	(370,666)
AFS debt securities serving as collateral on repurchase agreements - at fair value (3)	(306,464)
Unencumbered AFS debt securities (investments) - at fair value	240,539

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	298,460

Repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (4)	417,176
Less: Repurchased Nelnet issued asset-backed debt securities serving as collateral on repurchase agreements - at par (3)	(331,550)
Unencumbered repurchased Nelnet issued asset-backed debt securities - at par	85,626

Unused capacity on unsecured line of credit (5)	495,000

Sources of liquidity as of December 31, 2022	$1,227,745

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
(5) The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of December 31, 2022, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions.
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
Cash Flows
The Company has historically generated positive cash flow from operations. During the year ended December 31, 2022, the Company generated $684.1 million from operating activities, compared with $480.3 million for the same period in 2021. The increase in such cash flows from operating activities was due to:
•An increase in net income;
•Adjustments to net income for the impact of non-cash depreciation and amortization, provision for loan losses, gain on sale of loans, and net losses/gains on investments;
•An increase in net proceeds from the Company’s clearinghouse for margin payments on derivatives;
•Proceeds from termination of derivatives in 2022;
•Net proceeds from the sale of equity securities in 2022 compared with net purchases in 2021; and
•The impact of changes to accounts receivable, accrued interest payable, and other liabilities in 2022 compared with 2021.
These factors were partially offset by:
•Adjustments to net income for the impact of derivative market value adjustments, loan discount accretion, and deferred taxes; and
•The impact of changes to accrued interest receivable and other assets in 2022 compared with 2021.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, and repayment of loans and the purchase and sale of available-for-sale securities. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and Nelnet Bank deposits used to fund loans. Cash provided by investing activities and used in financing activities for the year ended December 31, 2022 was $2.27 billion and $2.79 billion, respectively. Cash provided by investing activities and used in financing activities for the year ended December 31, 2021 was $1.19 billion and $1.43 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM’s debt obligations outstanding that are secured by loan assets and related collateral.

	As of December 31, 2022
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$12,684,098	8/26/30 - 9/25/69
FFELP, private education, and consumer loan warehouse facilities	1,132,312	12/31/23 - 11/14/25
	$13,816,410
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
As of December 31, 2022, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio to be approximately $1.46 billion as detailed below.
The forecasted cash flow presented below includes all loans, the majority of which are federally insured student loans, funded in asset-backed securitizations as of December 31, 2022. As of December 31, 2022, AGM had $12.7 billion of loans included in asset-backed securitizations, which represented 89.3% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, loans acquired subsequent to December 31, 2022, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.46 billion
(dollars in millions)

$350
$300
$250
$200
$150
$100
$50
$-
$290
$220
$200
$160
$100
$60
$50
$45
$25
$110
$20
$45
$75
$60
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036 and after

The forecasted future undiscounted cash flows of approximately $1.46 billion include approximately $0.94 billion (as of December 31, 2022) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.52 billion, or approximately $0.40 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's December 31, 2022 balance of consolidated shareholders' equity.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates of 5% for consolidation loans and 6% for all other loan types.
On April 19, 2022, the Department issued a press release, and the Department's Office of Federal Student Aid (FSA) posted a related public announcement, which together announced, among other things, several adjustments, updates, and other changes under income-driven repayment (IDR) plans for federal student loans. In the announcements, the Department and FSA indicated that as part of these changes, any borrower with loans that have accumulated time in repayment, including time in certain forbearances and deferments, of at least 20 or 25 years will see automatic forgiveness, even if the borrower is not currently in an IDR plan, and that if a borrower has a commercially held FFEL Program loan, the borrower can only benefit from these changes if they consolidate their FFEL Program loan to a Federal Direct Loan Program loan. These changes were reflected in executive actions announced by the Department on October 25, 2022 and final regulations announced by the Department on October 31, 2022. The final regulations are to become effective on July 1, 2023, and the fact sheet accompanying the October 25, 2022 announcement indicates that if a borrower has a commercially held FFEL Program loan, the borrower must apply for consolidation to a Federal Direct Loan Program loan by May 1, 2023 to receive the IDR plan and other benefits set forth in the announcement.
These announced changes have increased, and the Company believes may continue to increase, FFEL Program loan prepayments. In addition, if the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could also significantly increase prepayments. For example, since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act and an initiative offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. See Item 1A, "Risk Factors - Loan Portfolio - Prepayment risk" for additional information related to these announcements and other risks associated with loan prepayments.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.11 billion	$1.35 billion
4x	$0.28 billion	$1.18 billion
10x	$0.52 billion	$0.94 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.94 billion (as of December 31, 2022); however, the Company would not receive the $0.52 billion ($0.40 billion after tax) of estimated future earnings from the portfolio.
Interest rates: The Company funds a large portion of its student loans with three-month LIBOR indexed floating rate securities. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to a one-month LIBOR rate. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes three-month LIBOR will exceed one-month LIBOR by 12 basis points for the life of the portfolio, which approximates the historical relationship between these indices. If the forecast is computed assuming a spread of 24 basis points between three-month and one-month LIBOR for the life of the portfolio, the cash flow forecast would be reduced by approximately $50 million to $70 million. As the percentage of the Company's outstanding debt financed by three-month LIBOR declines, the Company's basis risk will be reduced. In addition, the Company attempts to mitigate the impact of this basis risk by entering into certain derivative instruments.
The Company uses the current forward interest rate yield curve to forecast cash flows. A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. An increase in future interest rates will reduce the amount of fixed rate floor income the Company is currently receiving. The Company attempts to mitigate the impact of a rise in short-term rates by entering into certain derivative instruments. The forecasted cash flow does not include cash flows the Company expects to pay/receive related to derivative instruments used by the Company to manage interest rate risk. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk - AGM Operating Segment" for additional information about various interest rate risks which may impact future cash flows from AGM's loan assets.
In addition, LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate."
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
The Company has a FFELP warehouse facility that, as of December 31, 2022, had an aggregate maximum financing amount available of $1.2 billion, of which $979.0 million was outstanding and $221.0 million was available for additional funding. The warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 22, 2023). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 22, 2024). As of December 31, 2022, the Company had $67.0 million advanced as equity support on this facility.
The Company has a private education loan warehouse facility that, as of December 31, 2022, had an aggregate maximum financing amount available of $64.4 million, an advance rate of 75%, liquidity provisions through June 30, 2023, and a final maturity date of December 31, 2023. As of December 31, 2022, $64.4 million was outstanding under this facility with no amount available for future funding, and the Company had $22.4 million advanced as equity support.
The Company also has a consumer loan warehouse facility that, as of December 31, 2022, had an aggregate maximum financing amount available of $250.0 million, an advance rate of 70%, liquidity provisions through November 14, 2024, and a final maturity date of November 14, 2025. As of December 31, 2022, $89.0 million was outstanding under this facility, $161.0 million was available for future funding, and the Company had $36.6 million advanced as equity support.
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
The Company plans to fund additional loan acquisitions and related investments using current cash; proceeds from the sale of certain investments; its unsecured line of credit, its Union Bank student loan participation agreement, its Union Bank student loan asset-backed securities participation agreement, and third-party repurchase agreements (each as described below), and/or establishing similar secured and unsecured borrowing facilities; using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.

Repurchase Agreements
In December 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company entered into a joint venture with other investors to acquire the loans, and under the joint venture, the Company had an approximately 8% interest in the loans and has a corresponding 8% interest in residual interests in the 2021 securitizations of the loans discussed below. The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility.
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments and notes receivable" and as of December 31, 2022, the fair value of these bonds was $306.5 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, of which a portion of the proceeds from such agreements were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
In addition, as discussed above, the Company has repurchased certain of its own asset-backed securities in the secondary market that serve as collateral on amounts outstanding under the Company's repurchase agreements.
As of December 31, 2022, $567.3 million was outstanding on the Company's repurchase agreements, of which $291.3 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement and $276.0 million was borrowed to fund repurchased FFELP loan asset-backed securities. The repurchase agreements have various maturity dates (as of December 31, 2022) from January 4, 2023 through November 27, 2024, but one of the agreements is subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. Subsequent to December 31, 2022, the maturities on these agreements were extended, and as of February 28, 2023, the maturity dates vary from March 8, 2023 through November 27, 2024. The Company is required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit, consider the sale of assets (subject to any restrictions described above), or transfer collateral to satisfy any outstanding obligations subject to the repurchase agreements.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2022, $734.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the year ended December 31, 2022

Liquidity Impact Related to Nelnet Bank
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million and the Company contributed an additional $30.0 million to Nelnet Bank during 2022. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC discussed below.
Prior to Nelnet Bank’s launch of operations, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12%; (ii) provide and maintain an irrevocable asset liquidity takeout commitment for the benefit of Nelnet Bank in an amount equal to the greater of either 10% of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank.
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended December 31, 2022 with a leverage ratio of 13.3%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.
Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments. Through December 31, 2022, the Company has invested a total of $175.6 million (which excludes $102.8 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships. These investments provide a federal income tax credit under the Internal Revenue Code, equaling either 26% or 30% of the eligible project costs, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital committed to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. These assets provide long-term, predictable, and recurring cash flows. Accordingly, the Company has begun to execute a multi-faceted approach to originate, acquire, finance, own, and manage these assets.
As part of this strategy, on July 1, 2022, the Company acquired 80% of the ownership interest in GRNE and ENRG for total consideration of $33.9 million. GRNE is a solar contracting company that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. GRNE contracts to build solar on a cost-plus-margin basis. ENRG is a development company that is primarily focused on the development of solar assets that the Company expects to own long-term. The Company plans to expand this business geographically across the United States, increase the team size and technical expertise to build larger projects, and serve new and existing customers on a go-forward basis. In addition to asset origination, the Company plans to begin acquiring solar assets that are in various stages of their project life-cycle with other development partners. The Company plans to fund a large portion of its current growth plans in owning solar energy projects using third-party debt and third-party tax equity. The collateral on any third-party debt would be limited to the assets of the specific solar projects. Any capital requirements for the origination or purchase of solar projects not funded by third-party debt and third-party tax equity would be provided by the Company using operating cash, borrowings on its unsecured line of credit, and/or the sale of investments.
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of December 31, 2022, the outstanding preferred membership interests of ALLO held by the Company was $145.9 million that earns a preferred annual return of 6.25%.
Agreements among the Company, SDC (a third-party global digital infrastructure investor), and ALLO provide that they will use commercially reasonable efforts (which excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause the redemption, on or before April 2024, of the remaining non-voting preferred membership interests in ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests. However, if the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25% to 10.00%.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained third-party debt financing to fund a large portion of its current growth plans, the Company contributed $48.3 million of additional equity to ALLO in 2022. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change. Based on ALLO's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to ALLO in future periods.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity. Based on the derivative portfolio outstanding as of December 31, 2022, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio, the replacement of LIBOR as a benchmark rate has significant adverse impacts on the Company's derivatives, or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse. The variation margin, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of December 31, 2022, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of December 31, 2022, $395.4 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
For further discussion of these debt facilities described above, see note 5 of the notes to consolidated financial statements included in this report.

Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. As of December 31, 2022, 4,467,021 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during 2022 and 2021 are shown below. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Year ended December 31, 2022	1,162,533	$97,685	$84.03
Year ended December 31, 2021	713,274	58,111	81.47
Included in the shares repurchased during 2021 are a total of 337,717 shares of Class A common stock the Company purchased on August 10, 2021 from various estate planning trusts associated with Shelby J. Butterfield, a significant shareholder of the Company. The shares were purchased at a discount to the closing market price of the Company's Class A common stock as of August 9, 2021 and the transaction was approved by the Company's Board of Directors and its Nominating and Corporate Governance Committee. Immediately prior to the Company's repurchase of such shares, certain of the repurchased shares were shares of the Company's Class B common stock that were converted to shares of Class A common stock.
Dividends
Dividends of $0.24 per share on the Company’s Class A and Class B common stock were paid on March 15, 2022, June 15, 2022, and September 15, 2022, respectively, and a dividend of $0.26 per share was paid on December 15, 2022.
The Company's Board of Directors declared a first quarter 2023 cash dividend on the Company's Class A and Class B common stock of $0.26 per share. The dividend will be paid on March 15, 2023, to shareholders of record at the close of business on March 1, 2023.
The Company plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate.
Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of the expected lifetime credit losses inherent in loan receivables as of the balance sheet date. The adequacy of the allowance for loan losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Such assumptions are discussed below, and such uncertainty is due in part to the fact that the weighted average maturity of the Company’s loan portfolio is approximately 15 years, and actual credit losses will be affected by, among other things, future economic conditions and future personal financial situations for borrowers, over that extended time frame. Changes in the Company’s assumptions affect “provision for loan losses” on the Company’s consolidated statements of income and the “allowance for loan losses” contained within “loans and accrued interest receivable, net of allowance for loan losses” on the Company’s consolidated balance sheets. For additional information regarding the Company’s allowance for loan losses, see notes 3 and 4 of the notes to consolidated financial statements included in this report.
The Company estimates the allowance for loan losses for receivables that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses, recent portfolio performance, and forward-looking macroeconomic conditions. The models vary by portfolio type including FFELP, private education, consumer, and other loans. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.
The Company’s allowance for loan losses is based on various assumptions including: probability of default; loss given default; exposure at default; net loss rates for its consumer portfolio; contractual terms, including prepayments; forecast period; reversion method; reversion period; and macroeconomic factors, including unemployment rates, gross domestic product, and the consumer price index.
The allowance for loan losses is made at a specific point in time and based on relevant information as discussed above. The allowance for loan losses is maintained at a level management believes is appropriate to provide for expected lifetime credit losses inherent in loan receivables as of the balance sheet date. This evaluation is inherently subjective because it requires numerous estimates made by management. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. Changes in estimates could significantly affect the Company's recorded balance for the allowance for loan losses. For additional information regarding changes in the Company’s allowance for loan losses for the years ended December 31, 2022, 2021, and 2020, see the caption “Activity in the Allowance for Loan Losses” in note 4 of the notes to consolidated financial statements included in this report.
The Company considers a range of economic scenarios in its determination of the allowance for loan losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Under the range of economic scenarios considered, the allowance for loan losses would have been lower by $16 million (12%) or higher by $9 million (7%). This range reflects the sensitivity of the allowance for loan losses specifically related to the scenarios and weights considered as of December 31, 2022, and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Financial Instruments - Credit Losses
In March 2022, the FASB issued accounting guidance which eliminates the troubled debt restructurings recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The guidance also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of this standard by the Company on January 1, 2023, was immaterial to the Company’s consolidated financial statements and related disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,339,900	9.5%	$7,434,068	42.6%
Variable-rate loan assets	12,829,871	90.5	10,007,722	57.4
Total	$14,169,771	100.0%	$17,441,790	100.0%

Fixed-rate debt instruments	$617,083	4.5%	$801,548	4.7%
Variable-rate debt instruments	13,199,327	95.5	16,279,722	95.3
Total	$13,816,410	100.0%	$17,081,270	100.0%
FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the special allowance payment (SAP) formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its FFELP student loan portfolio with variable rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, the Company’s FFELP student loans earn at a fixed rate while the interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
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
No variable-rate floor income was earned by the Company in 2022 or 2021.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Year ended December 31,
	2022	2021
Fixed rate floor income, gross	$57,380	142,606
Derivative settlements (a)	33,149	(19,729)
Fixed rate floor income, net	$90,529	122,877
(a)    Derivative settlements consist of settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased in 2022 compared with 2021 due to higher interest rates in 2022 compared with 2021.
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
The Company enters into derivative instruments to hedge student loans earning fixed rate floor income. The increase in net derivative settlements received by the Company during 2022 compared with net derivative settlements paid in 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding. During 2022, the Company terminated $2.4 billion in notional amount of derivatives for net proceeds of $91.8 million.

The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2022:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
6.5 - 6.99%	6.77%	4.13%	$135,031
7.0 - 7.49%	7.18%	4.54%	69,205
7.5 - 7.99%	7.72%	5.08%	158,317
8.0 - 8.99%	8.18%	5.54%	363,579
> 9.0%	9.05%	6.41%	139,081
			$865,213
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2022, the weighted average estimated variable conversion rate was 5.30% and the short-term interest rate was 397 basis points.
The following table summarizes the outstanding derivative instruments as of December 31, 2022 used by AGM to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2024	$2,000,000	0.35%
2026	500,000	1.02
2031	100,000	1.53
2032 (b)	200,000	2.92
	$2,800,000	0.70%
(a)    For the interest rate derivatives maturing in 2032, the Company receives payments based on Secured Overnight Financing Rate (SOFR) that resets quarterly. For all other interest rate derivatives, the Company receives payments based on three-month LIBOR that resets quarterly.
(b)    These derivatives have forward effective start dates in November 2024.

AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2022.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$12,688,933	—
3 month H15 financial commercial paper	Daily	454,866	—
3 month Treasury bill	Daily	422,674	—
1 month LIBOR	Monthly	—	8,113,302
3 month LIBOR (a)	Quarterly	—	3,754,888
Asset-backed commercial paper (b)	Varies	—	978,956
Fixed rate	—	—	594,051
Auction-rate (c)	Varies	—	178,960
Other (d)	—	1,661,866	1,608,182
		$15,228,339	15,228,339
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2022.

Maturity	Notional amount (i)
2023	$750,000
2024	1,750,000
2026	1,150,000
2027	250,000
$3,900,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2022 was one-month LIBOR plus 9.7 basis points.

(b)    The interest rate on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates.
(c)    As of December 31, 2022, the Company was sponsor for $179.0 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP asset-backed securitizations and warehouse facility.
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

	Interest rates				Asset and funding index mismatches
	Change from increase of 100 basis points		Change from increase of 300 basis points		Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2022
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(19,344)	(3.8)%	$(31,648)	(6.2)%	$(4,773)	(0.9)%	$(14,319)	(2.8)%
Impact of derivative settlements	31,561	6.2	94,685	18.6	4,895	0.9	14,682	2.9
Increase (decrease) in net income before taxes	$12,217	2.4%	$63,037	12.4%	$122	0.0%	$363	0.1%
Increase (decrease) in basic and diluted earnings per share	$0.25		$1.27		$0.00		$0.01
	Year ended December 31, 2021
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(55,957)	(11.1)%	$(103,742)	(20.7)%	$(6,020)	(1.2)%	$(18,063)	(3.6)%
Impact of derivative settlements	43,059	8.6	129,176	25.7	5,961	1.2	17,884	3.6
Increase (decrease) in net income before taxes	$(12,898)	(2.5)%	$25,434	5.0%	$(59)	—%	$(179)	—%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.50		$ (0.00)		$ (0.00)
Financial Statement Impact – Derivatives
For a table summarizing the effect of derivative instruments in the consolidated statements of income, including the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income, see note 6 of the notes to consolidated financial statements included in this report.
Based on AGM’s interest rate swaps outstanding as of December 31, 2022 used to hedge loans earning fixed rate floor income, if the forward interest rate curve was 50 basis points lower for the remaining duration of these derivatives, we would have been required to pay $29.3 million in additional variation margin. In addition, if the forward basis curve between one-month and three-month LIBOR experienced a ten-basis point reduction in spread for the remaining duration of AGM’s 1:3 Basis Swaps (in which the Company pays one month LIBOR and receives three month LIBOR), we would have been required to pay $7.7 million in additional variation margin.

Interest Rate Risk - Nelnet Bank
To manage Nelnet Bank's risk from fluctuations in market interest rates, the Company actively monitors interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income, and cash flow. To achieve this objective, the Company manages and mitigates Nelnet Bank’s exposure to fluctuations in market interest rates through several techniques, including managing the maturity, repricing, and mix of fixed and variable rate assets and liabilities.
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits by rate characteristics:

	As of December 31, 2022		As of December 31, 2021
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$341,776		$191,410
Fixed-rate investments	123,809		3,937
Total fixed-rate assets	465,585	52.2%	195,347	38.8%
Variable-rate loan assets	78,019		66,491
Variable-rate investments	347,559		241,038
Total variable rate assets	425,578	47.8	307,529	61.2
Total assets	$891,163	100.0%	$502,876	100.0%

Fixed-rate deposits	$336,040	42.6%	$344,315	80.9%
Variable-rate deposits	453,604	57.4	81,085	19.1
Total deposits	$789,644	100.0%	$425,400	100.0%
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes the available-for-sale debt securities (investments) held by Nelnet Bank.

	Year ended December 31,
	2022			2021
	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
Investments:
Asset-backed securities available-for-sale (a)(b)	$1,303,731	35,516	2.72%	$587,736	7,409	1.26%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate	$349,486	9,617	2.75%	$152,196	1,176	0.77%
Repurchases agreements - variable rate	481,782	12,355	2.56	223,792	1,558	0.70
	$831,268	21,972	2.64	$375,988	2,734	0.73
(a)    The Company has repurchased certain of its own FFELP asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The table above includes these repurchased bonds.
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately LIBOR + 100 to 350 basis points to maturity. As of December 31, 2022, $374.0 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.44%.
The Company’s portfolio of asset-backed securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of December 31, 2022, the net unrealized losses on the Company’s available-for-sale debt securities was $52.6 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $1.2 billion. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 7 of the notes to consolidated financial statements included in this report for additional information.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Lincoln, Nebraska
February 28, 2023
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2022, no information was required to be disclosed in a report on Form 8-K, but not reported.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item will be included in the Company’s definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2023 Annual Meeting of Shareholders scheduled to be held on May 18, 2023 (the “Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

	As of December 31, 2022
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,233,938	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,233,938
(1) Includes 869,596, 21,617, and 342,725 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.
The remaining information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.

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

3.1
Composite Third Amended and Restated Articles of Incorporation of Nelnet, Inc., as amended through August 8, 2022, filed as Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

3.2
Ninth Amended and Restated Bylaws of Nelnet, Inc., as amended as of May 24, 2018, filed as Exhibit 3.2 to the registrant's Current Report on Form 8-K filed on May 24, 2018 and incorporated herein by reference.

4.1 *	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

4.2
Form of Class A Common Stock Certificate of Nelnet, Inc., filed on November 24, 2003 as Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (Registration No. 333-108070) and incorporated herein by reference.

4.3	Certain instruments, including indentures of trust, defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries, none of which instruments authorizes a total amount of indebtedness thereunder in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis, are omitted from this Exhibit Index pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Certain of such instruments have been previously filed with the Securities and Exchange Commission, and the registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

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

10.18#
Office Building Lease dated January 5, 2021 between Union Bank and Trust Company and National Education Loan Network, filed as Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

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

10.32
Form of Modification of Contract entered into December 29, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

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

10.41
Form of Modification of Contract entered into on January 7, 2022 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

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

10.56#
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

10.57
Third Amended and Restated Guaranty dated as of September 22, 2021, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 22, 2021 and incorporated herein by reference.

10.58
Guaranty Supplement to the Third Amended and Restated Guaranty, dated as of July 27, 2022, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

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

10.77
First Amendment of SLABS Participation Agreement, dated effective as of October 1, 2021, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

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

10.83±±
Form of Amended & Restated Limited Liability Company Operating Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated, filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.84±±
Form of Management Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated, filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

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

Dated:	February 28, 2023
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 28, 2023
Michael S. Dunlap

/s/ PREETA D. BANSAL	Director	February 28, 2023
Preeta D. Bansal

/s/ MATTHEW W. DUNLAP	Director	February 28, 2023
Matthew W. Dunlap

/s/ KATHLEEN A. FARRELL	Director	February 28, 2023
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 28, 2023
David S. Graff

/s/ THOMAS E. HENNING	Director	February 28, 2023
Thomas E. Henning

/s/ ADAM K. PETERSON	Director	February 28, 2023
Adam K. Peterson

/s/ KIMBERLY K. RATH	Director	February 28, 2023
Kimberly K. Rath

/s/ JONA M. VAN DEUN	Director	February 28, 2023
Jona M. Van Deun

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the Allowance for loan losses
As discussed in Note 4 to the consolidated financial statements, the Company’s allowance for loan losses as of December 31, 2022, was $131.8 million, of which $83.6 million related to the Company’s allowance for loan losses on Non-Nelnet Bank federally insured loans and $15.4 million related to the Company’s allowance for loan losses on Non-Nelnet Bank private education loans, collectively, the allowance for loan losses (the ALL). The ALL is the measure of expected credit losses on a pooled basis for those loans that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The Company estimated the ALL using an undiscounted cash flow model. The Company’s methodology is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and the exposure at default over the expected life of the loans. The undiscounted cash flow model incorporates probability weighted economic forecast scenarios and macroeconomic assumptions over the reasonable and supportable forecast periods. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans.

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
We evaluated the Company’s process to develop the ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry practices
•assessing the conceptual soundness and performance testing of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast scenarios and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the historical observation period and reasonable and supportable forecast periods by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.
We also assessed the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the ALL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1998.
Lincoln, Nebraska
February 28, 2023

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2022 and 2021
	2022	2021
	(Dollars in thousands, except share data)
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $131,827 and $127,113, respectively)	$15,243,889	18,335,197
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	24,584	30,128
Cash and cash equivalents - held at a related party	93,562	95,435
Total cash and cash equivalents	118,146	125,563
Investments and notes receivable	2,111,917	1,588,919
Restricted cash	945,159	741,981
Restricted cash - due to customers	294,311	326,645
Accounts receivable (net of allowance for doubtful accounts of $3,079 and $1,160, respectively)	194,851	163,315
Goodwill	176,902	142,092
Intangible assets, net	63,501	52,029
Property and equipment, net	122,526	119,413
Other assets	102,842	82,887
Total assets	$19,374,044	21,678,041
Liabilities:
Bonds and notes payable	$14,637,195	17,631,089
Accrued interest payable	36,049	4,566
Bank deposits	691,322	344,315
Other liabilities	461,259	379,231
Due to customers	348,317	366,002
Total liabilities	16,174,142	18,725,203
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,461,651 shares and 27,239,654 shares, respectively	265	272
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,668,460 shares and 10,676,642 shares, respectively	107	107
Additional paid-in capital	1,109	1,000
Retained earnings	3,234,844	2,940,523
Accumulated other comprehensive (loss) earnings, net	(37,366)	9,304
Total Nelnet, Inc. shareholders' equity	3,198,959	2,951,206
Noncontrolling interests	943	1,632
Total equity	3,199,902	2,952,838
Total liabilities and equity	$19,374,044	21,678,041

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$14,585,491	17,981,414
Restricted cash	867,961	674,073
Bonds and notes payable	(14,233,586)	(17,462,456)
Accrued interest payable and other liabilities	(145,309)	(36,276)
Net assets of consolidated education and other lending variable interest entities	$1,074,557	1,156,755
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2022, 2021, and 2020

	2022	2021	2020
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$651,205	482,337	595,113
Investment interest	91,601	41,498	24,543
Total interest income	742,806	523,835	619,656
Interest expense on bonds and notes payable and bank deposits	430,137	176,233	330,071
Net interest income	312,669	347,602	289,585
Less provision (negative provision) for loan losses	46,441	(12,426)	63,360
Net interest income after provision for loan losses	266,228	360,028	226,225
Other income (expense):
Loan servicing and systems revenue	535,459	486,363	451,561
Education technology, services, and payment processing revenue	408,543	338,234	282,196
Communications revenue	—	—	76,643
Solar construction revenue	24,543	—	—
Other, net	25,486	78,681	57,561
Gain on sale of loans, net	2,903	18,715	33,023
Gain from deconsolidation of ALLO	—	—	258,588
Impairment expense and provision for beneficial interests, net	(15,523)	(16,360)	(24,723)
Derivative market value adjustments and derivative settlements, net	264,634	71,446	(24,465)
Total other income (expense)	1,246,045	977,079	1,110,384
Cost of services:
Cost to provide education technology, services, and payment processing services	148,403	108,660	82,206
Cost to provide communications services	—	—	22,812
Cost to provide solar construction services	19,971	—	—
Total cost of services	168,374	108,660	105,018
Operating expenses:
Salaries and benefits	589,579	507,132	501,832
Depreciation and amortization	74,077	73,741	118,699
Other expenses	170,778	145,469	160,574
Total operating expenses	834,434	726,342	781,105
Income before income taxes	509,465	502,105	450,486
Income tax expense	113,224	115,822	100,860
Net income	396,241	386,283	349,626
Net loss attributable to noncontrolling interests	11,106	7,003	2,817
Net income attributable to Nelnet, Inc.	$407,347	393,286	352,443
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$10.83	10.20	9.02
Weighted average common shares outstanding - basic and diluted	37,603,033	38,572,801	39,059,588
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2022, 2021, and 2020
	2022		2021		2020
	(Dollars in thousands)
Net income		$396,241		386,283		349,626
Other comprehensive (loss) income:
Net changes related to foreign currency translation adjustments	$	(9)		(10)		—
Net changes related to available-for-sale debt securities:
Unrealized holding (losses) gains arising during period, net	(58,946)		6,921		6,637
Reclassification of gains recognized in net income, net of losses	(5,902)		(2,695)		(2,521)
Income tax effect	15,564	(49,284)	(1,014)	3,212	(986)	3,130
Net changes related to equity method investee's other comprehensive income:
Gain on cash flow hedges	3,452		—		—
Income tax effect	(829)	2,623	—	—	—	—
Other comprehensive (loss) income		(46,670)		3,202		3,130
Comprehensive income		349,571		389,485		352,756
Comprehensive loss attributable to noncontrolling interests		11,106		7,003		2,817
Comprehensive income attributable to Nelnet, Inc.		$360,677		396,488		355,573

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2022, 2021, and 2020
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2019	—	28,458,495	11,271,609	$—	285	113	5,715	2,377,627	2,972	4,382	2,391,094
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	219,265	219,265
Net income (loss)	—	—	—	—	—	—	—	352,443	—	(2,817)	349,626
Other comprehensive income	—	—	—	—	—	—	—	—	3,130	—	3,130
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(16,123)	(16,123)
Cash dividends on Class A and Class B common stock - $0.82 per share	—	—	—	—	—	—	—	(31,778)	—	—	(31,778)
Issuance of common stock, net of forfeitures	—	213,015	—	—	2	—	5,626	—	—	—	5,628
Compensation expense for stock based awards	—	—	—	—	—	—	7,290	—	—	—	7,290
Repurchase of common stock	—	(1,594,394)	—	—	(16)	—	(14,837)	(58,505)	—	—	(73,358)
Impact of adoption of new accounting standard	—	—	—	—	—	—	—	(18,868)	—	—	(18,868)
Conversion of common stock	—	116,038	(116,038)	—	1	(1)	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	(375)	—	(225)	(600)
Deconsolidation of noncontrolling interest - ALLO	—	—	—	—	—	—	—	—	—	(208,175)	(208,175)
Other equity transactions, net of costs incurred to sell shares of subsidiary	—	—	—	—	—	—	—	1,218	—	—	1,218
Balance as of December 31, 2020	—	27,193,154	11,155,571	—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	61,087	61,087
Net income (loss)	—	—	—	—	—	—	—	393,286	—	(7,003)	386,283
Other comprehensive income	—	—	—	—	—	—	—	—	3,202	—	3,202
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(48,759)	(48,759)
Cash dividends on Class A and Class B common stock - $0.90 per share	—	—	—	—	—	—	—	(34,457)	—	—	(34,457)
Issuance of common stock, net of forfeitures	—	280,845	—	—	2	—	4,827	—	—	—	4,829
Compensation expense for stock based awards	—	—	—	—	—	—	10,415	—	—	—	10,415
Repurchase of common stock	—	(713,274)	—	—	(7)	—	(18,036)	(40,068)	—	—	(58,111)
Conversion of common stock	—	478,929	(478,929)	—	5	(5)	—	—	—	—	—
Balance as of December 31, 2021	—	27,239,654	10,676,642	—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	67,003	67,003
Net income (loss)	—	—	—	—	—	—	—	407,347	—	(11,106)	396,241
Other comprehensive loss	—	—	—	—	—	—	—	—	(46,670)	—	(46,670)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(56,586)	(56,586)
Cash dividends on Class A and Class B common stock - $0.98 per share	—	—	—	—	—	—	—	(36,608)	—	—	(36,608)
Issuance of common stock, net of forfeitures	—	376,348	—	—	4	—	7,477	—	—	—	7,481
Compensation expense for stock based awards	—	—	—	—	—	—	13,888	—	—	—	13,888
Repurchase of common stock	—	(1,162,533)	—	—	(11)	—	(21,256)	(76,418)	—	—	(97,685)
Conversion of common stock	—	8,182	(8,182)	—	—	—	—	—	—	—	—
Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,234,844	(37,366)	943	3,199,902

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2022, 2021, and 2020
	2022	2021	2020
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$407,347	393,286	352,443
Net loss attributable to noncontrolling interests	(11,106)	(7,003)	(2,817)
Net income	396,241	386,283	349,626
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	176,248	132,325	198,473
Loan discount accretion	(67,480)	(7,990)	(35,285)
Provision (negative provision) for loan losses	46,441	(12,426)	63,360
Derivative market value adjustments	(231,691)	(92,813)	28,144
Proceeds from termination of derivative instruments, net	91,786	—	—
Proceeds from (payments to) clearinghouse - initial and variation margin, net	148,691	91,294	(26,747)
Gain from deconsolidation of ALLO, including cash impact	—	—	(287,579)
Gain on sale of loans	(2,903)	(18,715)	(33,023)
Loss (gain) on investments, net	24,643	(3,811)	(14,055)
(Gain) loss from repurchases of debt, net	(1,231)	6,775	(1,924)
Proceeds from sale (purchases) of equity securities, net	42,841	(42,916)	—
Deferred income tax expense	34,640	55,622	7,974
Non-cash compensation expense	14,176	10,673	16,739
Impairment expense and provision for beneficial interests, net	15,523	16,360	24,723
Other, net	723	—	186
(Increase) decrease in loan and investment accrued interest receivable	(38,500)	1,378	(61,090)
(Increase) decrease in accounts receivable	(26,358)	(86,982)	40,880
(Increase) decrease in other assets, net	(11,275)	39,439	59,182
Decrease in the carrying amount of ROU asset, net	5,702	7,170	11,594
Increase (decrease) in accrued interest payable	31,483	(24,135)	(18,584)
Increase in other liabilities	40,001	29,775	35,907
Decrease in the carrying amount of lease liability	(5,642)	(6,978)	(9,401)
Net cash provided by operating activities	684,059	480,328	349,100
Cash flows from investing activities, net of business acquisitions:
Purchases and originations of loans	(1,452,018)	(1,318,605)	(1,459,696)
Purchases of loans from a related party	(8,310)	(22,678)	(147,539)
Net proceeds from loan repayments, claims, and capitalized interest	4,394,183	3,103,776	2,644,347
Proceeds from sale of loans	123,129	85,906	136,126
Purchases of available-for-sale securities	(1,029,438)	(734,817)	(471,510)
Proceeds from sales of available-for-sale securities	511,124	160,976	173,784
Proceeds from and sale of beneficial interest in loan securitizations	21,531	40,602	44,213
Purchases of other investments and issuance of notes receivable	(263,346)	(253,894)	(168,216)
Proceeds from other investments	65,369	191,821	13,011
Purchases of held-to-maturity debt securities	(240)	(8,200)	—
Redemption of held-to-maturity debt securities	3,500	—	—
Purchases of property and equipment	(59,421)	(58,952)	(113,312)
Business acquisitions, net of cash and restricted cash acquired	(34,036)	—	(29,989)
Net cash provided by investing activities	$2,272,027	1,185,935	621,219

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	2022	2021	2020
	(Dollars in thousands)
Cash flows from financing activities, net of business acquisitions:
Payments on bonds and notes payable	$(4,339,164)	(3,683,770)	(3,129,485)
Proceeds from issuance of bonds and notes payable	1,301,554	1,947,559	1,884,689
Payments of debt issuance costs	(3,795)	(7,093)	(8,674)
Increase in bank deposits, net	347,007	289,682	54,633
(Decrease) increase in due to customers	(17,670)	64,539	(136,285)
Dividends paid	(36,608)	(34,457)	(31,778)
Repurchases of common stock	(97,685)	(58,111)	(73,358)
Proceeds from issuance of common stock	1,633	1,465	1,653
Acquisition of noncontrolling interest	—	—	(600)
Issuance of noncontrolling interests	55,777	50,716	205,768
Distribution to noncontrolling interests	(3,548)	(878)	(1,088)
Net cash used in financing activities	(2,792,499)	(1,430,348)	(1,234,525)
Effect of exchange rate changes on cash	(160)	(121)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	163,427	235,794	(264,206)
Cash, cash equivalents, and restricted cash, beginning of period	1,194,189	958,395	1,222,601
Cash, cash equivalents, and restricted cash, end of period	$1,357,616	1,194,189	958,395

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$350,662	152,173	301,570
Cash disbursements made for income taxes, net of refunds and credits received (a)	$57,705	18,659	29,685
Cash disbursements made for operating leases	$6,797	7,970	11,488

Noncash operating, investing, and financing activity:
Business acquisition deferred purchase price	$5,000	—	—
ROU assets obtained in exchange for lease obligations	$7,728	4,228	4,282
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$19,069	23,506	52,501
Receipt of held-to-maturity debt securities as consideration from sale of loans	$13,806	—	—
Distribution to noncontrolling interests	$53,038	47,881	15,035
Issuance of noncontrolling interests	$11,226	10,371	4,132
(a) For 2022, 2021, and 2020 the Company utilized $11.2 million, $34.1 million, and $53.9 million of federal and state tax credits, respectively, related primarily to renewable energy.
Supplemental disclosures of noncash activities regarding the adoption of the new accounting standard for measurement of credit losses on January 1, 2020 are contained in note 3.
Supplemental disclosures of noncash activities regarding the Company's recapitalization of ALLO in 2020 and business acquisitions during 2020 and 2022 are contained in note 2 and note 8, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Total cash and cash equivalents	$118,146	125,563	121,249	133,906
Restricted cash	945,159	741,981	553,175	650,939
Restricted cash - due to customers	294,311	326,645	283,971	437,756
Cash, cash equivalents, and restricted cash	$1,357,616	1,194,189	958,395	1,222,601
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
The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the Federal Family Education Loan Program (FFELP or “FFEL Program”) of the U.S. Department of Education (the “Department”).
The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”) discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. As a result of the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. Since all FFELP loans will eventually run off, a key objective of the Company is to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education, consumer, and other loan portfolios, and in November 2020 launched Nelnet Bank (as further explained below). In addition, the Company has been servicing federally owned student loans for the Department since 2009.
The Company's reportable operating segments include:
• Loan Servicing and Systems (LSS)
• Education Technology, Services, and Payment Processing (ETS&PP)
• Asset Generation and Management (AGM)
• Nelnet Bank
• Communications
A description of each reportable operating segment is included below. See note 17 for additional information on the Company's segment reporting.
Loan Servicing and Systems
The primary service offerings of the Loan Servicing and Systems reportable operating segment (known as Nelnet Diversified Services (NDS)) include:
•Servicing federally owned student loans for the Department
•Servicing FFELP loans
•Originating and servicing private education and consumer loans
•Backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including call center, processing, and technology services
LSS provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients. In addition, LSS provides backup servicing to third parties, which allows a transfer of the customer’s servicing volume to the Company’s platform and becoming a full servicing customer if their existing servicer cannot perform their duties.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nelnet Servicing, LLC (“Nelnet Servicing”) and Great Lakes Educational Loan Services, Inc. (“Great Lakes”), subsidiaries of the Company, are two of the current six private sector entities that have student loan servicing contracts with the Department to provide servicing capacity for loans owned by the Department.
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
Education Technology, Services, and Payment Processing
The Education Technology, Services, and Payment Processing reportable operating segment (known as Nelnet Business Services (NBS)) provides education services, payment technology, and community management solutions for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally. NBS provides service and technology under five divisions as follows:
FACTS provides solutions that elevate the education experience in the K-12 private and faith-based markets for school administrators, teachers, and families. FACTS offers (i) financial management, including tuition payment plans and financial needs assessment (grant and aid); (ii) school administration solutions, including school information system software that automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as scheduling, cafeteria management, attendance, and grade book management; (iii) enrollment and communications, including website design and cost effective admissions software; (iv) advancement (giving management), including a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting; and (v) education development, including customized professional development and coaching services, educational instruction services, and innovative technology products that aid in teacher and student evaluations.
Nelnet Campus Commerce delivers payment technology to higher education institutions. Nelnet Campus Commerce solutions include (i) tuition management, including tuition payment plans and service and technology for student billings, payments, and refunds; and (ii) integrated commerce including solutions for in-person, online, and mobile payment experiences on campus.
Nelnet Payment Services provides secure payment processing technology. Nelnet Payment Services supports and provides payment processing services, including credit card and electronic transfer, to the other divisions of NBS and Nelnet in addition to other industries and software platforms across the United States.
Nelnet Community Engagement provides faith community engagement, giving management, and learning management services and technologies. Nelnet Community Engagement serves customers in the technology, nonprofit, religious, health care, and professional services industries.
Nelnet International provides its services and technology in Australia, New Zealand, and the Asia-Pacific region. Nelnet International serves customers in the education, local government, and healthcare industries. Nelnet International’s suite of services include an integrated commerce payment platform, financial management and tuition payment plan services, and a school management platform that provides administrative, information management, financial management, and communication functions for K-12 schools.
Asset Generation and Management
The Company's Asset Generation and Management reportable operating segment includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Substantially all loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“consolidation” loans). AGM also acquires private education, consumer, and other loans. AGM generates a substantial portion of its earnings from the spread, referred to as loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nelnet Bank
On November 2, 2020, the Company obtained final approval for federal deposit insurance from the Federal Deposit Insurance Corporation (FDIC) and for a bank charter from the Utah Department of Financial Institutions (UDFI) in connection with the establishment of Nelnet Bank, and Nelnet Bank launched operations. Nelnet Bank operates as an internet Utah-chartered industrial bank franchise focused on the private education and consumer loan marketplace, with a home office in Salt Lake City, Utah. Nelnet Bank serves and plans to serve a niche market, with a concentration in the private education and unsecured consumer loan markets.
Communications
ALLO Communications LLC (“ALLO”) provides pure fiber optic service to homes and businesses for internet, television, and telephone services. ALLO derives its revenue primarily from the sale of communication services to residential, governmental, and business customers in Nebraska, Colorado, and Arizona. Internet and television services include revenue from residential and business customers for subscriptions to ALLO's data and video products. ALLO data services provide high-speed internet access over ALLO's all-fiber network at various symmetrical speeds of up to 1 gigabit per second for residential customers and is capable of providing symmetrical speeds of over 1 gigabit per second for business customers. Telephone services include local and long distance telephone service, hosted PBX services, and other services.
On December 21, 2020 the Company deconsolidated ALLO from the Company’s consolidated financial statements due to ALLO’s recapitalization. The recapitalization of ALLO was not considered a strategic shift in the Company’s involvement with ALLO and ALLO’s results of operations, prior to deconsolidation, are presented by the Company as a reportable operating segment. See note 2 for a description of this transaction and the Company’s continued involvement.
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Renewable Energy, which include solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar development
•The results of the majority of the Company’s investment activities, including early-stage and emerging growth companies and real estate
•Interest income earned on cash and investment debt securities (primarily student loan and other asset-backed securities)
•Interest expense incurred on unsecured and certain other corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Corporate and Other Activities also include certain activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. Corporate and Other Activities also includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.
2. ALLO Recapitalization
On October 1, 2020, the Company entered into various agreements with SDC, a third-party global digital infrastructure investor, and ALLO, then a majority owned communications subsidiary of the Company, for various transactions contemplated by the parties in connection with a recapitalization and additional funding for ALLO.
The agreements provided for a series of interrelated transactions, whereby on October 15, 2020, ALLO received proceeds of $197.0 million from SDC as the purchase price for the issuance of non-voting preferred membership units of ALLO, and redeemed $160.0 million of non-voting preferred membership units of ALLO held by the Company. On December 21, 2020, the non-voting preferred membership units of ALLO held by SDC automatically converted into voting membership units of ALLO pursuant to the terms of the agreements upon the receipt on December 21, 2020 of the required approvals from

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

applicable regulatory authorities. As a result of such conversion, SDC, the Company, and members of ALLO’s management own approximately 48%, 45%, and 7%, respectively, of the outstanding voting membership interests of ALLO, and the Company deconsolidated ALLO from the Company’s consolidated financial statements.
Upon the deconsolidation of ALLO, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. In addition, the Company recorded its remaining non-voting preferred membership interests in ALLO at fair value, and accounts for such investment as a separate equity investment. The agreements between the Company, SDC, and ALLO provide that they will use commercially reasonable efforts (which expressly excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause ALLO to redeem, on or before April 2024, the remaining preferred membership units of ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such units. The preferred membership units earn a preferred annual return of 6.25%. However, if the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25% to 10.00%.
The voting membership interests and non-voting preferred membership interests of ALLO are included on the consolidated balance sheet in “investments and notes receivable.” See note 7 for additional information.
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
Note 2:    As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized the estimated fair value of the contingent payment as of December 31, 2020 to be $2.3 million. During 2022, the Company recognized an additional expense of $5.3 million associated with this obligation, and as of December 31, 2022 the estimated fair value of the contingent payment is $7.6 million, which is included in “other liabilities” on the consolidated balance sheet.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

3. Summary of Significant Accounting Policies and Practices
Consolidation
The consolidated financial statements include the accounts of Nelnet, Inc. and its consolidated subsidiaries. In addition, the accounts of all variable interest entities (VIEs) of which the Company has determined that it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
As of December 31, 2022, the Company owned 45% of the economic rights of ALLO Communications LLC and has a disproportional 43% of the voting rights related to all operating decisions for ALLO's business. See note 1 for a description of ALLO, including the primary services offered. See note 2 for disclosure of ALLO’s recapitalization and the Company’s initial recognition of its voting interest/equity method and non-voting preferred membership investments. See note 7 for the Company’s carrying value of its voting interest/equity method and non-voting preferred membership investments, which is the Company’s maximum exposure to loss.
The Company makes tax equity investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are included in "investments and notes receivable" on the consolidated balance sheets and accounted for under the HLBV method of accounting. The carrying value of these investments are reduced by tax credits earned when the solar project is placed-in-service. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are included in “other liabilities” on the consolidated balance sheets. The Company’s maximum exposure to loss from these unconsolidated VIEs include the investment, unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The tax credit recapture period ratably decreases over five years from when the project is placed-in-service. While the Company believes potential losses from these investments are remote, the maximum exposure was determined by assuming a scenario where the energy-producing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table provides a summary of solar investment VIEs that the Company has not consolidated:

	As of December 31,
	2022	2021
Investment carrying amount	$(36,863)	(42,457)
Tax credits subject to recapture	88,692	111,289
Unfunded capital and other commitments	33,456	4,350
Company’s maximum exposure to loss	85,285	73,182
Exposure syndicated to third-party investors	129,011	71,511
Maximum exposure to loss	$214,296	144,693
Reclassification of Prior Period Cash Flow Presentation
In prior years, the line item in the Company's consolidated statements of cash flows for changes in amounts "due to customers" was presented in cash flows from operating activities. Beginning in 2022, the Company corrected this presentation for all periods presented in its statements of cash flows to show this activity as a financing activity. This correction had no impact on the Company's previously reported consolidated net income, total assets (including cash and cash equivalents), liabilities, and equity, and while the correction had a corresponding impact on the amounts of cash flows from operating and financing activities, it had no impact on the net increase or decrease in cash for previously reported periods. The Company has concluded that the correction was not material from a combined quantitative and qualitative perspective to its previously issued financial statements for 2021 and 2020.
Noncontrolling Interests
Amounts for noncontrolling interests reflect the share of membership interest (equity) and net income attributable to the holders of minority membership interests in the following entities:
•Whitetail Rock Capital Management, LLC - WRCM is the Company’s SEC-registered investment advisor subsidiary. WRCM issued 10% minority membership interests on January 1, 2012.
•NGWeb Solutions, LLC - The Company acquired a controlling interest of NGWeb Solutions, LLC on April 30, 2022. Minority membership interests of 20% was maintained by prior interest holders. See note 8 for a description of NGWeb Solutions, LLC, including the primary services offered.
•GRNE-Nelnet, LLC and ENRG-Nelnet, LLC - The Company acquired a controlling interest in two subsidiaries of GRNE Solutions, LLC on July 1, 2022. Minority membership interests of 20% was maintained by prior interest holders. See note 8 for additional description of the acquisition, including the primary services offered.
In addition, the Company has established multiple entities for the purpose of investing in renewable energy (solar) and federal opportunity zone programs in which it has noncontrolling members.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.
Loans Receivable
Loans consist of federally insured student, private education, consumer, and other loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2022 and 2021.

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
Loans also include private education, consumer, and other loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFEL Program. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' personal resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to thirty years. The private education loans are not covered by a guarantee or collateral in the event of borrower default. Consumer loans are unsecured loans to an individual for personal, family, or household purposes. The terms of the consumer loans, which vary on an individual basis, generally provide for repayment in weekly or monthly installments of principal and interest over a period of up to six years. Other loans consist of home equity lines of credit. These loans are made to an individual primarily for debt consolidation purposes using equity in the borrower’s home as security in the form of primarily second liens. These loans typically have a revolving draw period of five years and a repayment period at the end of the draw period of five to ten years. Principal and interest payments are generally required to be made during the draw period and repayment period.
Allowance for Loan Losses
On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for financial assets measured at amortized cost at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. The Company adopted Topic 326 using the modified retrospective method. Upon adoption, the Company recorded an increase to the allowance for loan losses of $91.0 million and decreased retained earnings, net of tax, by $18.9 million.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company determines its estimated credit losses for the following financial assets as follows:
Loans receivable
The Company aggregates loans with similar risk characteristics into pools to estimate its expected credit losses. The Company evaluates such pooling decisions each quarter and makes adjustments as risk characteristics change. Management has determined that the federally insured, private education, consumer, and other loan portfolios each meet the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. Accordingly, the portfolio segment disclosures are presented on this basis in note 4 for each of these portfolios. The Company does not disaggregate its portfolio segment loan portfolios into classes of financing receivables.
The Company utilizes an undiscounted cash flow methodology in determining its lifetime expected credit losses on its federally insured and private education loan portfolios and a remaining life methodology for its consumer and other loan portfolios. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default and loss given default and the exposure of default over the expected life of the loans. For the remaining life method, the expected credit losses are the product of multiplying the Company’s estimated net loss rate by the exposure at default over the expected life of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current economic conditions, and reasonable and supportable forecasts. The Company has determined that, for modeling current expected credit losses, the Company can reasonably estimate expected losses that incorporate current economic conditions and forecasted probability weighted economic scenarios up to a one-year period. Macroeconomic factors used in the models include such variables as unemployment rates, gross domestic product, and consumer price index. After the "reasonable and supportable" period, the Company reverts to its actual long-term historical loss experience in the historical observation period. The Company uses a straight line reversion method over two years. Historical credit loss experience provides the basis for the estimation of expected credit losses. A portion of the allowance is comprised of qualitative adjustments to historical loss experience.
Qualitative adjustments consider the following factors, as applicable, for each of the Company’s loan portfolios: student loans in repayment versus those in nonpaying status; delinquency status; type of private education, consumer, or other loan program; trends in defaults in the portfolio based on Company and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes in federal student loan programs; and other relevant qualitative factors.
The federal government guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Federally insured student loans disbursed prior to October 1, 1993 are fully insured. Private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. The Company places private education, consumer, and other loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program. Collections, if any, are reflected as a recovery through the allowance for loan losses.
Purchased Loans Receivable with Credit Deterioration (PCD)
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
Loan Accrued Interest Receivable
Accrued interest receivable on loans is combined and presented with the loans receivable amortized cost balance on the Company’s consolidated balance sheets.

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
For the Company’s private education, consumer, and other loan portfolios, the Company does not measure an allowance for credit losses for accrued interest receivables. For private education, consumer, and other loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due. Charge-offs of accrued interest receivable are recognized by reversing interest income.
Cash and Cash Equivalents and Statements of Cash Flows
The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts due to Nelnet Bank from the Federal Reserve Bank of $5.2 million and $18.7 million as of December 31, 2022 and 2021, respectively.
Accrued interest on loans purchased and sold is included in cash flows from operating activities in the respective period. Net purchased loan accrued interest was $33.1 million, $48.3 million, and $92.3 million in 2022, 2021, and 2020, respectively.
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
The Company classifies its residual interest in federally insured, private education, consumer, and other loan securitizations as held-to-maturity beneficial interest investments. The Company measures accretable yield initially as the excess of all cash flows expected to be collected attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment and recognizes interest income over the life of the beneficial interest using the effective interest method. The Company continues to update, over the life of the beneficial interest, the expectation of cash flows to be collected. Beneficial interest investments are evaluated for impairment by comparing the present value of the remaining cash flows as expected to be collected at the initial transaction date (or the last date previously revised) to the present value of the cash flows expected to be collected at the current financial reporting date, both discounted using the same effective rate equal to the current yield used to accrete the beneficial interest. If the present value of remaining cash flows is less than the present value of cash flows expected to be collected and the Company determines a credit loss has occurred, the Company records an allowance for credit losses for the difference. Subsequent favorable changes, if any, decreases the allowance for credit losses. The Company reflects the changes in the allowance for credit losses in provision for beneficial interests on the consolidated statements of income.
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
Notes Receivable
The Company accounts for its investments in notes receivable as financing receivables under ASC Topic 310, Receivables. Notes exchanged for cash are recorded at amortized cost. Discounts, if any, upon issuance are accreted to income over the contractual life of the issued note, and interest income is accounted for on an accrual basis. The Company applies the principles in ASC Topic 326 to evaluate and record expected losses, if any, on its notes receivable.
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
A portion of cash collected for customers in the Company's Education Technology, Services, and Payment Processing operating segment are held at Nelnet Bank, in which Nelnet Bank can use these cash deposits for general operating purposes and is no longer considered restricted. As of December 31, 2022 and 2021, $55.0 million and $40.0 million, respectively, of cash collected for customers are held at Nelnet Bank.
Accounts Receivable
Accounts receivable are presented at their net realizable values, which include allowances for doubtful accounts. Allowance estimates are based upon expected loss considering individual customer experience, as well as the age of receivables and likelihood of collection.
Business Combinations
The Company uses the acquisition method in accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of acquisition, with the exception of contract assets or liabilities generated from contracts with customers, which are measured as if the Company had originated the acquired contract. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. All contingent consideration is measured at fair value on the acquisition date and included in the consideration transferred in the acquisition. Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, and changes in fair value are recognized in earnings.
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
For the 2022, 2021, and 2020 annual reviews of goodwill, the Company assessed qualitative factors and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, the Company was not required to perform further impairment testing and concluded there was no impairment of goodwill.
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
Property and Equipment
Property and equipment are carried at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, and major improvements, including leasehold improvements, are capitalized. Gains and losses from the sale of property and equipment are included in determining net income. The Company uses the straight-line method for recording depreciation over the estimated useful life of the asset. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.
The Company evaluates the estimated remaining useful lives of property and equipment and whether events or changes in circumstances warrant a revision to the remaining periods of depreciation.
Leases
When the Company leases assets from others, it records right-of-use (ROU) assets and lease liabilities. The Company determines if the arrangement is, or contains, a lease at the inception of an arrangement and records the lease in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available by the lessor. The Company primarily leases office and data center space. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for these leases is recognized on a straight-line basis over the lease term. All other ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company classifies each lease as operating or financing, with the income statement reflecting lease expense for operating leases and amortization/interest expense for financing leases. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate.
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
Revenue Recognition
The Company applies the provisions of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), to its fee-based operating segments. The majority of the Company’s revenue earned in its Asset Generation and Management and Nelnet Bank operating segments, including loan interest and derivative activity, is explicitly excluded from the scope of Topic 606.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company recognizes revenue under the core principle of Topic 606 to depict the transfer of control of products and services to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
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
Additional information related to revenue earned in its Asset Generation and Management and Nelnet Bank operating segments is provided below. See note 18 for additional information related to the Company's fee-based operating segments.
Loan interest income - The Company recognizes loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments (the constant prepayment rate).
Loan interest on federally insured student loans is paid by the Department or the borrower, depending on the status of the loan at the time of the accrual. The Department makes quarterly interest subsidy payments on certain qualified FFELP loans until the student is required under the provisions of the Higher Education Act to begin repayment. Borrower repayment of FFELP loans normally begins within six months after completion of the borrower's course of study, leaving school, or ceasing to carry at least one-half the normal full-time academic load, as determined by the educational institution. Borrower repayment of PLUS and consolidation loans normally begins within 60 days from the date of loan disbursement. Borrower repayment of private education loans typically begins six months following the borrower's graduation from a qualified institution, and the interest is either paid by the borrower or capitalized annually or at repayment. Repayment of consumer and other loans typically starts upon origination of the loan.
The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance is accrued based upon the daily fiscal quarter average of the 13-week Treasury Bill auction rate (for loans originated prior to January 1, 2000), the daily fiscal quarter average of the three-month financial commercial paper rate (for loans originated on and after January 1, 2000), or the daily fiscal quarter average of the one-month LIBOR rate (for loans originated on and after January 1, 2000, and for lenders which elected to change the special allowance index to one-month LIBOR effective April 1, 2012) relative to the yield of the student loan.
The constant prepayment rate currently used by the Company to amortize/accrete federally insured loan premiums/discounts is 6% for Stafford loans and 5% for consolidation loans. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. In instances where there are changes to the assumptions, amortization/accretion is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. During the fourth quarter of 2022, the Company changed its estimate of the constant prepayment rate on its Stafford loans from 5% to 6% and on its consolidation loans from 4% to 5%, which resulted in a $8.4 million decrease to the Company’s net loan discount balance and a corresponding increase to interest income. During the fourth quarter of 2021, the Company changed its estimate of the constant prepayment rate on its consolidation loans from 3% to 4%, which resulted in a $6.2 million increase to the Company’s net loan discount balance and a corresponding decrease to interest income.
The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Deposits and Interest Expense
Deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans and commercial and institutional CDs. Union Bank and Trust Company (“Union Bank”), a related party, is the program manager for the College Savings plans. CDs are accounts that have a stipulated maturity and interest rate. For savings accounts, the depositor may be required to give written notice of any intended withdrawal no less than seven days before the withdrawal is made. Generally, early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity).
Nelnet Bank has intercompany deposits from Nelnet, Inc. and its subsidiaries, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
For bonds and notes payable, interest expense is based upon contractual interest rates, adjusted for the amortization of debt issuance costs and the accretion of discounts. The amortization of debt issuance costs and accretion of discounts are recognized using the effective interest method.
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
Derivative Accounting
All over-the-counter derivative contracts executed by the Company are cleared post-execution at the Chicago Mercantile Exchange (CME), a regulated clearinghouse. Substantially all of the Company’s outstanding derivatives are over-the-counter contracts. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default.
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

	As of	As of
	December 31, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$3,389,178	3,904,000
Consolidation	10,177,295	13,187,047
Total	13,566,473	17,091,047
Private education loans	252,383	299,442
Consumer and other loans	350,915	51,301
Non-Nelnet Bank loans	14,169,771	17,441,790
Nelnet Bank:
Federally insured loans	65,913	88,011
Private education loans	353,882	169,890
Nelnet Bank loans	419,795	257,901

Accrued interest receivable	816,864	788,552
Loan discount, net of unamortized loan premiums and deferred origination costs	(30,714)	(25,933)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(83,593)	(103,381)
Private education loans	(15,411)	(16,143)
Consumer and other loans	(30,263)	(6,481)
Non-Nelnet Bank allowance for loan losses	(129,267)	(126,005)
Nelnet Bank:
Federally insured loans	(170)	(268)
Private education loans	(2,390)	(840)
Nelnet Bank allowance for loan losses	(2,560)	(1,108)
	$15,243,889	18,335,197
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	December 31, 2022	December 31, 2021
Non-Nelnet Bank:
Federally insured loans (a)	0.62%	0.60%
Private education loans	6.11%	5.39%
Consumer and other loans (b)	8.62%	12.63%
Nelnet Bank:
Federally insured loans (a)	0.26%	0.30%
Private education loans	0.68%	0.49%
(a)    As of December 31, 2022 and 2021, the allowance for loan losses as a percent of the risk sharing component of federally insured loans not covered by the federal guaranty for non-Nelnet Bank was 22.4% and 22.2%, respectively, and for Nelnet Bank was 10.3% and 12.1%, respectively.
(b)    During 2022, the Company purchased home equity loans that generally have lower default rates than unsecured consumer loans. As such, the allowance for loan losses as a percentage of the ending loan balance has decreased as of December 31, 2022 compared with December 31, 2021.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Loan Sales
The Company has sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interest in the loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheets. The following table provides a summary of the loans sold and gains/losses recognized by the Company during 2022, 2021, and 2020.

	Loans sold (par value)	Gain (loss)	Loan type	Residual interest received in securitization
2022:
January 26	$18,125	2,989	Consumer	6.6%
June 30	114	—	Home equity	—
July 7	28,915	2,627	Consumer	7.6
October 27	28,498	2,901	Consumer	7.9
November 29	91,298	(5,614)	Home equity	54.8	(a)
	$166,950	2,903
2021:
May 14	$77,417	15,271	Consumer	24.5%
August 10	5,280	195	Private	—
September 29	18,390	3,249	Consumer	6.9
December 28	20	—	Federally insured	—
	$101,107	18,715
2020:
January 30	$124,249	18,206	Consumer	31.4%
July 29	60,779	14,817	Consumer	25.4
	$185,028	33,023
(a)    In addition to receiving a residual interest in the securitization, the Company also received $13.8 million of asset-backed securities issued as part of the transaction. These debt securities are classified as held-to-maturity and included in “investments and notes receivable” on the Company’s consolidated balance sheet.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Impact of Topic 326 adoption	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Year ended December 31, 2022
Non-Nelnet Bank:
Federally insured loans	$103,381	—	3,731	(24,181)	—	662	—	83,593
Private education loans	16,143	—	2,487	(3,879)	656	—	4	15,411
Consumer and other loans	6,481	—	38,383	(3,725)	592	—	(11,468)	30,263
Nelnet Bank:
Federally insured loans	268	—	(93)	(5)	—	—	—	170
Private education loans	840	—	1,860	(306)	—	—	(4)	2,390
	$127,113	—	46,368	(32,096)	1,248	662	(11,468)	131,827

	Year ended December 31, 2021
Non-Nelnet Bank:
Federally insured loans	$128,590	—	(7,343)	(21,139)	—	3,273	—	103,381
Private education loans	19,529	—	(1,333)	(2,476)	721	—	(298)	16,143
Consumer and other loans	27,256	—	(4,544)	(5,123)	824	—	(11,932)	6,481
Nelnet Bank:
Federally insured loans	—	—	268	—	—	—	—	268
Private education loans	323	—	526	(4)	—	—	(5)	840
	$175,698	—	(12,426)	(28,742)	1,545	3,273	(12,235)	127,113

	Year ended December 31, 2020
Non-Nelnet Bank:
Federally insured loans	$36,763	72,291	18,691	(14,955)	—	15,800	—	128,590
Private education loans	9,597	4,797	6,156	(1,652)	631	—	—	19,529
Consumer and other loans	15,554	13,926	38,183	(12,115)	1,132	—	(29,424)	27,256
Nelnet Bank:
Private education loans	—	—	330	(7)	—	—	—	323
	$61,914	91,014	63,360	(28,729)	1,763	15,800	(29,424)	175,698
(a)    During the years ended December 31, 2022, 2021, and 2020 the Company acquired $12.0 million (par value), $224.1 million (par value), and $835.0 million (par value), respectively, of federally insured rehabilitation loans that met the definition of PCD loans when they were purchased by the Company.
The following table summarizes net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Year ended December 31,
	2022	2021	2020
Non-Nelnet Bank:
Federally insured loans	0.15%	0.11%	0.08%
Private education loans	1.18%	0.55%	0.36%
Consumer and other loans	2.05%	6.21%	8.66%
Nelnet Bank: (a)
Federally insured loans	0.01%	0.00%	—
Private education loans	0.10%	0.00%	0.14%
(a)    The charge-offs as a percentage of average loans for Nelnet Bank in 2020 is for the period from November 2, 2020 (Nelnet Bank’s inception) through December 31, 2020.

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
During the year ended December 31, 2021, the Company recorded a negative provision for loan losses due to (i) management's estimate of certain improved economic conditions as of December 31, 2021 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2020; (ii) an increase in the constant prepayment rate on FFELP consolidation loans; and (iii) the amortization of the federally insured loan portfolio. These amounts were partially offset by the establishment of an initial allowance for loans originated and acquired during the period.
During the year ended December 31, 2022, the Company recorded a provision for loan losses due to (i) management's estimate of declining economic conditions as of December 31, 2022 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2021; and (ii) the establishment of an initial allowance for loans originated and acquired during the period. These amounts were partially offset by the amortization of the federally insured loan portfolio and an increase in expected prepayments as a result of continued initiatives offered and proposed by the Department for FFELP borrowers to consolidate their loans into Federal Direct Loan Program loans with the Department.
Unfunded Private Education Loan Commitments
As of December 31, 2022, Nelnet Bank has a liability of approximately $84,000 related to $5.0 million of unfunded private education loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheets. During the year ended December 31, 2022, Nelnet Bank recognized provision for loan losses of approximately $73,000 related to unfunded loan commitments.
Key Credit Quality Indicators
Loan Status and Delinquencies
Key credit quality indicators for the Company’s federally insured, private education, consumer, and other loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The table below shows the Company’s loan status and delinquency amounts.

	As of December 31,
	2022			2021			2020
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$637,919	4.7%		$829,624	4.9%		$1,036,028	5.4%
Loans in forbearance (b)	1,103,181	8.1		1,118,667	6.5		1,973,175	10.3
Loans in repayment status:
Loans current	10,173,859		86.0%	12,847,685		84.9%	13,683,054		84.9%
Loans delinquent 31-60 days (c)	415,305		3.5	895,656		5.9	633,411		3.9
Loans delinquent 61-90 days (c)	253,565		2.2	352,449		2.3	307,936		1.9
Loans delinquent 91-120 days (c)	180,029		1.5	251,075		1.7	800,257		5.0
Loans delinquent 121-270 days (c)	534,410		4.5	592,449		3.9	674,975		4.2
Loans delinquent 271 days or greater (c)(d)	268,205		2.3	203,442		1.3	20,337		0.1
Total loans in repayment	11,825,373	87.2	100.0%	15,142,756	88.6	100.0%	16,119,970	84.3	100.0%
Total federally insured loans	13,566,473	100.0%		17,091,047	100.0%		19,129,173	100.0%
Accrued interest receivable	808,150			784,716			791,453
Loan discount, net of unamortized premiums and deferred origination costs	(35,468)			(28,309)			(14,505)
Allowance for loan losses	(83,593)			(103,381)			(128,590)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$14,255,562			$17,744,073			$19,777,531

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2022			2021			2020
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$12,756	5.1%		$9,661	3.2%		$5,049	1.6%
Loans in forbearance (b)	2,017	0.8		3,601	1.2		2,359	0.7
Loans in repayment status:
Loans current	232,539		97.9%	280,457		98.0%	310,036		99.0%
Loans delinquent 31-60 days (c)	2,410		1.0	2,403		0.8	1,099		0.4
Loans delinquent 61-90 days (c)	767		0.3	976		0.3	675		0.2
Loans delinquent 91 days or greater (c)	1,894		0.8	2,344		0.9	1,371		0.4
Total loans in repayment	237,610	94.1	100.0%	286,180	95.6	100.0%	313,181	97.7	100.0%
Total private education loans	252,383	100.0%		299,442	100.0%		320,589	100.0%
Accrued interest receivable	2,146			1,960			2,131
Loan discount, net of unamortized premiums	(38)			(1,123)			2,691
Allowance for loan losses	(15,411)			(16,143)			(19,529)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$239,080			$284,136			$305,882
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment (a)	$109	0.0%		$43	0.1%		$829	0.8%
Loans in repayment status:
Loans current	346,812		98.9%	49,697		97.0%	105,650		97.4%
Loans delinquent 31-60 days (c)	1,906		0.5	414		0.8	954		0.9
Loans delinquent 61-90 days (c)	764		0.2	322		0.6	804		0.7
Loans delinquent 91 days or greater (c)	1,324		0.4	825		1.6	1,109		1.0
Total loans in repayment	350,806	100.0	100.0%	51,258	99.9	100.0%	108,517	99.2	100.0%
Total consumer and other loans	350,915	100.0%		51,301	100.0%		109,346	100.0%
Accrued interest receivable	3,658			396			1,001
Loan discount, net of unamortized premiums	(588)			913			1,640
Allowance for loan losses	(30,263)			(6,481)			(27,256)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$323,722			$46,129			$84,731

Federally insured loans - Nelnet Bank (e):
Loans in-school/grace/deferment (a)	$241	0.4%		$330	0.4%
Loans in forbearance (b)	981	1.5		1,057	1.2
Loans in repayment status:
Loans current	63,225		97.8%	85,599		98.8%
Loans delinquent 30-59 days (c)	436		0.7	816		1.0
Loans delinquent 60-89 days (c)	466		0.7	—		—
Loans delinquent 90-119 days (c)	222		0.3	—		—
Loans delinquent 120-270 days (c)	183		0.3	209		0.2
Loans delinquent 271 days or greater (c)	159		0.2	—		—
Total loans in repayment	64,691	98.1	100.0%	86,624	98.4	100.0%
Total federally insured loans	65,913	100.0%		88,011	100.0%
Accrued interest receivable	1,758			1,216
Loan premium	20			26
Allowance for loan losses	(170)			(268)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$67,521			$88,985

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2022			2021			2020
Private education loans - Nelnet Bank (e):
Loans in-school/grace/deferment (a)	$11,580	3.3%		$150	0.1%		$—	—%
Loans in forbearance (b)	864	0.2		460	0.3		29	0.2
Loans in repayment status:
Loans current	340,830		99.8%	169,157		99.9%	17,514		100.0%
Loans delinquent 30-59 days (c)	167		0.1	51		0.0	—		—
Loans delinquent 60-89 days (c)	32		0.0	—		—	—		—
Loans delinquent 90 days or greater (c)	409		0.1	72		0.1	—		—
Total loans in repayment	341,438	96.5	100.0%	169,280	99.6	100.0%	17,514	99.8	100.0%
Total private education loans	353,882	100.0%		169,890	100.0%		17,543	100.0%
Accrued interest receivable	1,152			264			26
Deferred origination costs, net of unaccreted discount	5,360			2,560			266
Allowance for loan losses	(2,390)			(840)			(323)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$358,004			$171,874			$17,512

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
(e)    For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.
FICO Scores - Nelnet Bank Private Education Loans
An additional key credit quality indicator for Nelnet Bank private education loans is FICO scores at the time of origination. The following tables highlight the gross principal balance of Nelnet Bank's private education loan portfolio, by year of origination, stratified by FICO score at the time of origination.

	Loan balance as of December 31, 2022
	2022	2021	2020	Total
FICO at origination:
Less than 705	$5,898	5,389	348	11,635
705 - 734	23,392	10,543	542	34,477
735 - 764	35,456	16,686	1,473	53,615
765 - 794	57,141	31,035	1,622	89,798
Greater than 794	87,959	70,135	6,263	164,357
	$209,846	133,788	10,248	353,882

	Loan balance as of December 31, 2021
	2021	2020	Total
FICO at origination:
Less than 705	$6,481	100	6,581
705 - 734	11,697	276	11,973
735 - 764	18,611	1,072	19,683
765 - 794	36,274	1,467	37,741
Greater than 794	86,141	7,771	93,912
	$159,204	10,686	169,890
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2022, 2021, and 2020 was not material.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of December 31, 2022 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	2022	2021	2020	2019	2018	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$1,870	6,073	1,324	2,000	101	1,388	12,756
Loans in forbearance	—	58	438	692	177	652	2,017
Loans in repayment status:
Loans current	4,098	3,915	53,415	42,062	157	128,892	232,539
Loans delinquent 31-60 days	7	25	239	489	—	1,650	2,410
Loans delinquent 61-90 days	—	—	—	114	—	653	767
Loans delinquent 91 days or greater	—	—	60	—	—	1,834	1,894
Total loans in repayment	4,105	3,940	53,714	42,665	157	133,029	237,610
Total private education loans	$5,975	10,071	55,476	45,357	435	135,069	252,383
Accrued interest receivable							2,146
Loan discount, net of unamortized premiums							(38)
Allowance for loan losses							(15,411)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$239,080
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$46	52	—	11	—	—	109
Loans in repayment status:
Loans current	331,933	10,858	678	1,822	1,518	3	346,812
Loans delinquent 31-60 days	1,317	508	40	25	16	—	1,906
Loans delinquent 61-90 days	627	49	55	22	11	—	764
Loans delinquent 91 days or greater	419	337	6	192	370	—	1,324
Total loans in repayment	334,296	11,752	779	2,061	1,915	3	350,806
Total consumer and other loans	$334,342	11,804	779	2,072	1,915	3	350,915
Accrued interest receivable							3,658
Loan discount, net of unamortized premiums							(588)
Allowance for loan losses							(30,263)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$323,722

Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$9,315	1,210	1,055	—	—	—	11,580
Loans in forbearance	747	117	—	—	—	—	864
Loans in repayment status:
Loans current	199,650	132,009	9,171	—	—	—	340,830
Loans delinquent 30-59 days	32	113	22	—	—	—	167
Loans delinquent 60-89 days	32	—	—	—	—	—	32
Loans delinquent 90 days or greater	70	339	—	—	—	—	409
Total loans in repayment	199,784	132,461	9,193	—	—	—	341,438
Total private education loans	$209,846	133,788	10,248	—	—	—	353,882
Accrued interest receivable							1,152
Deferred origination costs, net of unaccreted discount							5,360
Allowance for loan losses							(2,390)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$358,004
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

5. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$11,868,190	4.47% - 6.39%	8/26/30 - 9/25/69
Bonds and notes based on auction	178,960	0.00% - 4.02%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	12,047,150
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	594,051	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	978,956	4.69% / 4.71%	5/22/24
Private education loan warehouse facility	64,356	4.72%	12/31/23
Consumer loan warehouse facility	89,000	4.73%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	19,865	5.90% / 6.14%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	23,032	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	395,432	5.02%	5/4/23
Repurchase agreements	567,254	0.97% - 5.60%	1/04/23 - 11/27/24
Other - due to related party	6,187	3.55% - 6.05%	3/01/24 - 11/15/30
	14,785,283
Discount on bonds and notes payable and debt issuance costs	(148,088)
Total	$14,637,195

	As of December 31, 2021
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$15,887,295	0.23% - 2.10%	5/27/25 - 9/25/69
Bonds and notes based on auction	248,550	0.00% - 1.09%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	16,135,845
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	772,935	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	5,048	0.21%	5/22/23
Private education loan warehouse facility	107,011	0.24%	2/13/23
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	31,818	1.65% / 1.85%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	28,613	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	253,969	0.78%	5/4/22
Repurchase agreements	483,848	0.66% - 1.46%	5/27/22 - 12/20/23
Secured line of credit	5,000	1.91%	5/30/22
	17,824,087
Discount on bonds and notes payable and debt issuance costs	(192,998)
Total	$17,631,089

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
FFELP loan warehouse facility
As of December 31, 2022, the Company’s FFELP warehouse facility had an aggregate maximum financing amount available of $1.2 billion, liquidity provisions through May 22, 2023, and a final maturity of May 22, 2024. As of December 31, 2022, $979.0 million was outstanding under this facility, $221.0 million was available for future funding, and the Company had $67.0 million advanced as equity support. In the event the Company is unable to renew the liquidity provisions by May 22, 2023, the facility would become a term facility at a stepped-up cost, with no additional student loans being eligible for financing, and the Company would be required to refinance the existing loans in the facility by the facility's final maturity date.
Private education loan warehouse facility
As of December 31, 2022, the Company’s private education warehouse facility had an aggregate maximum financing amount available of $64.4 million, an advance rate of 75%, liquidity provisions through June 30, 2023, and a final maturity of December 31, 2023. As of December 31, 2022, $64.4 million was outstanding under this facility with no amount available for future funding, and the Company had $22.4 million advanced as equity support.
Consumer loan warehouse facility
On November 14, 2022, the Company closed on a consumer loan warehouse facility that had an aggregate maximum financing amount available of $250.0 million, an advance rate of 70%, liquidity provisions through November 14, 2024, and a final maturity date of November 14, 2025. As of December 31, 2022, $89.0 million was outstanding under this facility, $161.0 million was available for future funding, and the Company had $36.6 million advanced as equity support.
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
The following table summarizes the asset-backed securitization transactions completed in 2021. There were no asset-backed securitization transactions completed during the year ended December 31, 2022.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. The line of credit provides that the Company may increase the aggregate financing commitments, through the existing lenders and/or through new lenders, up to a total of $737.5 million, subject to certain conditions. As of December 31, 2022, no amount was outstanding on the line of credit and $495.0 million was available for future use. Interest on amounts borrowed under the line of credit is payable, at the Company's election, at an alternate base rate or a Eurodollar rate, plus a variable rate (LIBOR), in each case as defined in the credit agreement. The current margin applicable to Eurodollar borrowings is 150 basis points and may vary from 100 to 175 basis points depending on the Company's credit rating.
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants include, among others, maintaining:
•A minimum consolidated net worth
•A limitation on recourse indebtedness to adjusted EBITDA (over the last four rolling quarters)
•A limitation on recourse and non-recourse indebtedness
•A limitation on the amount of private education, consumer, and other (non-FFELP) loans in the Company’s portfolio
•A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business
As of December 31, 2022, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities.
The Company's operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company's ratings have modest implications on the pricing level at which the Company obtains funds.
A default on the Company's other debt facilities would result in an event of default on the Company's unsecured line of credit that would result in the outstanding balance on the line of credit, if any, becoming immediately due and payable.
Participation Agreement
The Company has an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). As of December 31, 2022, $395.4 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing.
See note 7 for additional information about the FFELP loan asset-backed securities investments serving as collateral under this participation agreement.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities (bond investments). The first agreement has various maturity dates through November 27, 2024 or earlier if either party provides 180 days’ prior written notice, and the second agreement has various maturity dates (as of December 31, 2022) from January 4, 2023 through January 25, 2023. Subsequent to December 31, 2022, the maturities on this agreement were extended, and as of February 28, 2023, the maturity dates vary from March 8, 2023 through November 27, 2024. The Company incurs interest on amounts outstanding under these agreements based on three-month LIBOR plus an applicable spread. Under the first agreement, the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date, and under the second agreement, the Company

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

could be subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities and the counter-party provides notice requiring such payment. Included in “bonds and notes payable” in the consolidated balance sheets as of December 31, 2022 was $299.8 million subject to the first agreement and $267.5 million subject to the second agreement.
See note 7 and below under “Debt Repurchases” for additional information about the private education and FFELP loan asset-backed securities investments, respectively, serving as collateral for these repurchase agreements.
Nelnet Bank
Nelnet Bank has Federal Funds lines of credit with correspondent banks totaling $30.0 million at a stated interest rate at the time of borrowing. As of December 31, 2022, no amounts were drawn on these lines of credit.
Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. The Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2022.
Maturity Schedule
Bonds and notes outstanding as of December 31, 2022 are due in varying amounts as shown below.

2023	$885,772
2024	1,120,517
2025	89,000
2027	285
2028 and thereafter	12,689,709
$14,785,283
Generally, the Company's secured financing instruments can be redeemed on any interest payment date at par plus accrued interest. Subject to certain provisions, all bonds and notes are subject to redemption prior to maturity at the option of certain lending subsidiaries.
Accrued Interest Liability
During 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined was no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this liability is reflected in (a reduction of) "interest expense on bonds and notes payable and bank deposits" in the consolidated statements of income.
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in “other, net” in "other income (expense)" on the Company’s consolidated statements of income.

	Year ended December 31,
	2022	2021	2020
Purchase price	$(67,081)	(407,487)	(25,643)
Par value	69,133	406,875	27,605
Remaining unamortized cost of issuance	(821)	(6,163)	(38)
Gain (loss)	$1,231	(6,775)	1,924
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2022, the Company holds $417.2 million (par value) of its own FFELP asset-backed securities. As of December 31, 2022, $331.6 million (par value) of the Company's repurchased FFELP loan asset-backed securities were serving as collateral on amounts outstanding under the Company's repurchase agreements (as discussed above).
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
As of December 31, 2022, the Company’s AGM operating segment had $12.7 billion, $0.5 billion, and $0.4 billion of FFELP loans indexed to the one-month LIBOR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $3.8 billion of debt indexed to three-month LIBOR, the indices for which reset quarterly, and $8.1 billion of debt indexed to one-month LIBOR, the indices for which reset monthly.
The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the “1:3 Basis Swaps”).
The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2022	2021
Maturity	Notional amount	Notional amount
2022	$—	2,000,000
2023	750,000	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$3,900,000	5,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2022 and 2021, was one-month LIBOR plus 9.7 basis points and 9.1 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the Special Allowance Payments (SAP) formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its student loan portfolio with variable rate debt. In low and/or certain declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, these student loans earn at a fixed rate while the

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

interest on the variable rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
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
As of December 31, 2022 and 2021, the Company had $0.9 billion and $7.2 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income.
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2022		As of December 31, 2021
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)

2022	$—	—%	$500,000	0.94%
2023	—	—	900,000	0.62
2024	2,000,000	0.35	2,500,000	0.35
2025	—	—	500,000	0.35
2026	500,000	1.02	500,000	1.02
2031	100,000	1.53	100,000	1.53
2032 (b)	200,000	2.92	—	—
	$2,800,000	0.70%	$5,000,000	0.55%

(a) For the interest rate derivatives maturing in 2032, the Company receives payments based on Secured Overnight Financing Rate (SOFR) that resets quarterly. For all other interest rate derivatives, the Company receives payments based on three-month LIBOR that resets quarterly.
(b) These derivatives have forward effective start dates in November 2024.
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

	Year ended December 31,
	2022	2021	2020
Settlements:
1:3 basis swaps	$(206)	(1,638)	10,378
Interest rate swaps - floor income hedges	33,149	(19,729)	(6,699)
Total settlements - income (expense)	32,943	(21,367)	3,679
Change in fair value:
1:3 basis swaps	2,262	5,027	(7,462)
Interest rate swaps - floor income hedges	229,429	87,786	(20,682)
Total change in fair value - income (expense)	231,691	92,813	(28,144)
Derivative market value adjustments and derivative settlements, net - income (expense)	$264,634	71,446	(24,465)
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

7. Investments and Notes Receivable
A summary of the Company's investments and notes receivable follows:

	As of December 31, 2022				As of December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses (a)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
FFELP loan asset-backed securities- available-for-sale (b)	$813,716	4,453	(19,958)	798,211	480,691	14,710	(719)	494,682
Private education loan asset-backed securities - available-for-sale (c)	337,844	—	(29,560)	308,284	414,286	507	(2,241)	412,552
Other debt securities - available-for-sale (d)	290,070	169	(7,697)	282,542	22,435	—	—	22,435
Total available-for-sale debt securities	$1,441,630	4,622	(57,215)	1,389,037	917,412	15,217	(2,960)	929,669
Equity securities				39,082				71,986
Total investments (at fair value)				1,428,119				1,001,655
Other Investments and Notes Receivable (not measured at fair value):
Other debt securities - held-to-maturity (e)				18,774				8,200
Venture capital and funds:
Measurement alternative (f)(g)				160,052				157,609
Equity method				89,332				67,840
Total venture capital and funds				249,384				225,449
Real estate:
Equity method				80,364				47,226
Investment in ALLO:
Voting interest/equity method (h)				67,538				87,247
Preferred membership interest and accrued and unpaid preferred return (i)				145,926				137,342
Total investment in ALLO				213,464				224,589
Beneficial interest in loan securitizations (j):
Private education loans				75,261				66,008
Consumer loans and other				39,249				28,366
Federally insured student loans				24,228				25,768
Total beneficial interest in loan securitizations				138,738				120,142
Solar (k)				(55,448)				(42,457)
Notes receivable				31,106				—
Tax liens, affordable housing, and other				7,416				4,115
Total investments (not measured at fair value)				683,798				587,264
Total investments and notes receivable				$2,111,917				$1,588,919
(a)    As of December 31, 2022, the aggregate fair value of available-for-sale debt securities with unrealized losses was $1.2 billion. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.
(b)    A portion of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 5 under "Participation Agreement." As of December 31, 2022, the par value and fair value of these securities was $395.4 million and $370.7 million, respectively.
The Company’s FFELP loan asset-backed securities classified as available-for-sale with a fair value of $105.5 million, $9.3 million, $77.0 million, and $606.4 million as of December 31, 2022 were scheduled to mature within the next one year, 1-5 years, 6-10 years, and greater than 10 years, respectively.
(c)    In December 2020, Wells Fargo announced the sale of its approximately $10.0 billion portfolio of private education loans. The Company entered into a joint venture with other investors to acquire the loans. Under the terms of the joint venture agreements, the Company serves as the sponsor and administrator for the loan securitizations completed by the joint venture to permanently finance the loans acquired. As sponsor of the loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The bonds purchased to satisfy the risk retention requirement are included in “private education loan asset-backed securities – available for sale” in the above table and as of December 31, 2022, the par value and fair value of these bonds was $336.5 million and $306.5 million, respectively. These securities were subject to repurchase agreements with third parties, as discussed in note 5 under “Repurchase Agreements.” The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party.
As of December 31, 2022, the stated maturities for all the Company’s private education loan asset-backed securities classified as available-for-sale were greater than 10 years.
(d)    Other debt securities include mortgage-backed and consumer-backed securities and collateralized loan obligations. These debt securities classified as available-for-sale with a fair value of $23.4 million, $186.0 million, and $73.1 million as of December 31, 2022 were scheduled to mature in 1-5 years, 6-10 years, and greater than 10 years, respectively.
(e)    As of December 31, 2022, securities classified as held-to-maturity of $1.5 million, $3.5 million and $13.8 million were scheduled to mature within one year, 1-5 years, and greater than 10 years, respectively. As of December 31, 2022, the fair value of these securities approximated their carrying value.
(f)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. In May 2020, the Company made an additional equity investment of approximately $26 million in Hudl, as one of the participants in an equity raise completed by Hudl. Prior to the additional 2020 investment, the Company had direct and indirect equity ownership interests in Hudl of less than 20%, which did not materially change as a result of this transaction. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of Hudl’s equity raise, the Company recognized a $51.0 million gain during the second quarter of 2020 to adjust its carrying value to reflect the May 2020 transaction value. This gain is included in “other, net” in “other income (expense)” on the consolidated statements of income. In May 2021, the Company made an additional $5 million investment in Hudl. For accounting purposes, the May 2021 equity raise transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities and the price was contractually agreed to during Hudl's prior May 2020 equity raise. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the May 2021 transaction value. As of December 31, 2022, the carrying amount of the Company's investment in Hudl is $133.9 million.
David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(g)    In October 2021, CompanyCam Inc., an entity in which the Company has an equity investment, completed an additional equity raise. The Company accounts for its investment in this entity using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of this entity’s equity raise, the Company recognized a $10.3 million gain during the fourth quarter of 2021 to adjust its carrying value to reflect the October 2021 transaction value. As of December 31, 2022, the carrying amount of this investment is $11.5 million.
(h)    The Company accounts for its voting membership interests in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO") under the HLBV method of accounting. During the years ended December 31, 2022, 2021, and 2020, the Company recognized losses of $68.0 million, $42.1 million, and $3.6 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment. Losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income.
During 2022, the Company contributed $48.3 million of additional equity to ALLO. As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change.
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
(i)    The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. During the years ended December 31, 2022, 2021, and 2020, the Company recognized income on its ALLO preferred membership interests of $8.6 million, $8.4 million, and $0.4 million, respectively, which are included in "other, net" in "other income (expense)" on the consolidated statements of income.

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
(j)    The Company has partial ownership in certain federally insured student, private education, and consumer and other loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2022, the Company's ownership correlates to approximately $390 million, $620 million, and $310 million of federally insured student, private education, and consumer and other loans, respectively, included in these securitizations.
(k)    The Company makes investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods which range from 5 to 6 years. As of December 31, 2022, the Company has funded a total of $278.4 million in solar investments, which includes $102.8 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed-in-service. The solar investment balance at December 31, 2022 represents the sum of total tax credits earned on solar projects placed-in-service through December 31, 2022 and the calculated HLBV net losses being larger than the total investment contributions made by the Company on such projects. As of December 31, 2022, the Company is committed to fund an additional $30.3 million on these projects, of which $22.5 million will be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the years ended December 31, 2022, 2021, and 2020, the Company recognized losses on its solar investments of $9.5 million, $10.1 million, and $37.4 million, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors (syndication partners), are included in “other, net” in "other income (expense)" on the consolidated statements of income. Solar losses attributed to noncontrolling interest investors was $10.9 million, $7.4 million, and $3.8 million, for the years ended December 31, 2022, 2021, and 2020, respectively, and is reflected in “net loss attributable to noncontrolling interests” in the consolidated statements of income.
8. Business Combinations
HigherSchool Publishing Company ("HigherSchool")
On December 31, 2020, the Company acquired 100% of the outstanding stock of HigherSchool for total cash consideration of $24.7 million. HigherSchool provides supplemental instructional services and educational professional development for K-12 schools. The acquisition of HigherSchool has expanded the Company's professional development and educational instruction services. The operating results of HigherSchool are included in the Education Technology, Services, and Payment Processing reportable operating segment from the date of acquisition.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

NGWeb Solutions, LLC
On April 30, 2022, the Company acquired 30% of the ownership interests of NGWeb Solutions, LLC ("NextGen") for total cash consideration of $9.2 million. NextGen provides software solutions primarily to higher education institutions to enable administrators to efficiently manage online forms, scholarships, employment, online timesheets, and other specialized processes that require signed authorizations and interactions with student information.
Prior to the acquisition, the Company owned 50% of the ownership interests of NextGen and accounted for this investment under the equity method. As a result of the acquisition, the previously held 50% ownership interests was remeasured to its fair value as of the April 30, 2022 date of acquisition of the additional 30% of the ownership interests, resulting in a $15.2 million revaluation gain, which is included in "other, net" in "other income (expense)" on the consolidated statements of income. For segment reporting, this gain is included in Corporate and Other Activities. Subsequent to the acquisition, the Company has consolidated the operating results of NextGen and such results are included in the Education Technology, Services, and Payment Processing reportable operating segment.
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
The $15.3 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 14 years. The intangible assets that made up this amount include customer relationships of $12.8 million (15-year useful life), computer software of $1.7 million (5-year useful life), and a trade name of $0.8 million (10-year useful life).
The $15.9 million of goodwill was assigned to the NextGen reporting unit and is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to the synergies and economies of scale expected from combining the operations of the Company and NextGen.
The pro forma impacts of the NextGen acquisition on the Company's historical results prior to the acquisition were not material.
GRNE Solar
On July 1, 2022, the Company acquired 80% of the ownership interests of two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC (GRNE) and ENRG-Nelnet, LLC (ENRG) (collectively referred to as "GRNE Solar") for total cash consideration of $28.9 million. GRNE designs and installs residential, commercial, and utility-scale solar systems in the Midwest. ENRG owns certain assets that generate and sell solar energy. The acquisition diversifies the Company's position in the renewable energy space to include solar construction. For segment reporting, the operating results of GRNE Solar are included in Corporate and Other Activities.
As part of the acquisition, the Company agreed to pay $5.0 million in future capital contributions on behalf of the minority interest members. Any amount of the $5.0 million not paid as capital contributions to GRNE Solar by June 30, 2025 will be paid by the Company directly to the minority interest members. The $5.0 million liability is included in “other liabilities” and the Company recognized an additional $5.0 million in “goodwill” on the consolidated balance sheet as a result of the future capital contribution commitment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash and cash equivalents	$1,742
Restricted cash	2,200
Accounts receivable	3,983
Property and equipment	8,720
Other assets	2,296
Intangible assets	11,683
Excess cost over fair value of net assets acquired (goodwill)	13,873
Bonds and notes payable	(750)
Other liabilities	(7,624)
Net assets acquired	36,123
Minority interest	(7,225)
Total consideration paid by the Company	$28,898
The $11.7 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 8 years. The intangible assets that made up this amount include a trade name of $8.1 million (10-year useful life), customer relationships of $1.1 million (3-year useful life), and other separably identified intangibles of $2.4 million (5-year useful life).
The $18.9 million of goodwill was assigned to the GRNE operating segment and is expected to be deductible for tax purposes. The amount allocated to goodwill was attributed to synergies from combining the operations of the Company and GRNE Solar and intangible assets that do not qualify for separate recognition.
The pro forma impacts of the GRNE Solar acquisition on the Company's historical results prior to the acquisition were not material.
9. Intangible Assets
Intangible assets consist of the following:

	Weighted average remaining useful life as of December 31, 2022 (months)	As of December 31,
		2022	2021
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $55,116 and $97,398, respectively)	112	$51,738	47,894
Trade names (net of accumulated amortization of $617)	114	8,293	—
Computer software (net of accumulated amortization of $6,400 and $3,669, respectively)	52	1,520	4,135
Other (net of accumulated amortization of $490)	54	1,950	—
Total - amortizable intangible assets, net	109	$63,501	52,029
The Company recorded amortization expense on its intangible assets of $15.0 million, $23.0 million, and $30.8 million during the years ended December 31, 2022, 2021, and 2020, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2022, the Company estimates it will record amortization expense as follows:

2023	$10,344
2024	9,770
2025	8,044
2026	7,259
2027	6,761
2028 and thereafter	21,323
$63,501

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

10. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management (a)	Nelnet Bank	Corporate and Other Activities	Total
Balance as of December 31, 2020 and 2021	$23,639	76,570	41,883	—	—	142,092
Goodwill acquired (NextGen)	—	15,937	—	—	—	15,937
Goodwill acquired (GRNE Solar)	—	—	—	—	18,873	18,873
Balance as of December 31, 2022	$23,639	92,507	41,883	—	18,873	176,902

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
11. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2022	2021
Computer equipment and software	1-5 years	$237,487	234,222
Building and building improvements	5-48 years	50,475	48,782
Office furniture and equipment	1-10 years	22,386	22,463
Leasehold improvements	1-15 years	10,410	10,537
Transportation equipment	5-10 years	6,207	4,857
Solar facilities	5-35 years	3,547	—
Land	—	3,181	3,266
Construction in progress	—	22,987	2,392
		356,680	326,519
Accumulated depreciation		(234,154)	(207,106)
Total property and equipment, net		$122,526	119,413

The Company recorded depreciation expense on its property and equipment of $59.1 million, $50.7 million, and $87.9 million during the years ended December 31, 2022, 2021, and 2020, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

12. Impairment Expense and Provision for Beneficial Interests
The following table presents the non-cash impairment charges by asset and reportable operating segment recognized by the Company during 2022, 2021, and 2020. The Company’s non-cash impairment charges are included in “impairment expense and provision for beneficial interest, net” in the consolidated statements of income.

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
	Year ended December 31, 2022
Investments - venture capital and funds (a)	$—	—	—	—	6,561	6,561
Property and equipment - internally developed software	3,737	—	—	214	—	3,951
Leases, buildings, and associated improvements (b)	1,774	—	—	—	998	2,772
Intangible asset - computer software	—	2,239	—	—	—	2,239
	$5,511	2,239	—	214	7,559	15,523
	Year ended December 31, 2021
Investments - venture capital and funds (a)	$—	—	—	—	4,637	4,637
Leases, buildings, and associated improvements (b)	13,243	—	—	—	916	14,159
Beneficial interest in loan securitizations (c)	—	—	(2,436)	—	—	(2,436)
	$13,243	—	(2,436)	—	5,553	16,360

	Year ended December 31, 2020
Investments - venture capital and funds (a)	$—	—	—	—	8,116	8,116
Beneficial interest in loan securitizations (c)	—	—	16,607	—	—	16,607
	$—	—	16,607	—	8,116	24,723
(a)    The Company recorded non-cash impairment charges related to several of its venture capital investments accounted for under the measurement alternative method.
(b)     The Company continues to evaluate the use of office space as a large number of employees continue to work from home due to COVID-19. As a result, the Company recorded non-cash impairment charges related to operating lease assets and associated leasehold improvements and to building and building improvements.
(c)     During the first quarter of 2020, the Company recorded an allowance for credit losses (and related provision expense) related to the Company’s beneficial interest in consumer loan securitizations as a result of the expectation of increased consumer loan defaults within such securitizations due to the distressed economic conditions resulting from the COVID-19 pandemic. During the fourth quarter of 2020 and the first quarter of 2021, due to improved economic conditions, the Company reduced the allowance for credit losses related to the consumer loan beneficial interests. As of December 31, 2022 and 2021, there is no allowance for credit losses on the Company’s beneficial interest investments.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

13. Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of December 31,
	2022	2021
Brokered CDs, net of brokered deposit fees	$254,817	84,209
Retail and other savings (529 and HSA)	410,556	243,759
Retail and other CDs (commercial and institutional)	25,949	16,347
Total interest-bearing deposits	$691,322	344,315
Brokered deposit fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. The Bank recognized brokered deposit fee expense of $0.3 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively. Brokered deposit fee expense was not significant in 2020. Fees paid to third-party brokers related to these CDs were $0.6 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively. These fees were not significant in 2020.
Certificates of deposit remaining maturities as of December 31, 2022 are summarized as follows:

One year or less	$51,501
After one year to two years	—
After two years to three years	3,237
After three years to four years	150,318
After four years to five years	75,710
After five years	—
Total	$280,766
The Educational 529 College Savings and Health Savings plan deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Except for the pledged deposit from Nelnet, Inc. and an earmarked deposit required for intercompany transactions, there were no deposits exceeding the FDIC insurance limits as of December 31, 2022 and 2021. Accrued interest on deposits was $0.7 million and $0.1 million on December 31, 2022 and 2021, respectively, which is included in “accrued interest payable” on the consolidated balance sheets.
14. Shareholders’ Equity
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
Stock Repurchases
The Company has a stock repurchase program that expires on May 8, 2025 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2022, 4.5 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2022, 2021, and 2020 are shown in the table below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)
Year ended December 31, 2022	1,162,533	$97,685	$84.03
Year ended December 31, 2021	713,274	58,111	81.47
Year ended December 31, 2020	1,594,394	73,358	46.01

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

	Year ended December 31,
	2022			2021			2020
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$399,564	7,783	407,347	386,865	6,421	393,286	347,451	4,992	352,443
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,884,548	718,485	37,603,033	37,943,032	629,769	38,572,801	38,506,351	553,237	39,059,588
Earnings per share - basic and diluted	$10.83	10.83	10.83	10.20	10.20	10.20	9.02	9.02	9.02
Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2022, a cumulative amount of 171,132 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
16. Income Taxes
The Company is subject to income taxes in the United States, Canada, Australia, Puerto Rico, and Philippines. Significant judgment is required in evaluating the Company's tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.
As required by the ASC Topic 740, Income Taxes, the Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2022, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $16.8 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $13.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $2.3 million prior to December 31, 2023 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those expected. Of the anticipated $2.3 million decrease, $1.8 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2022	2021
Gross balance - beginning of year	$19,678	20,318
Additions based on tax positions of prior years	2,269	271
Additions based on tax positions related to the current year	2,521	2,388
Settlements with taxing authorities	(2,818)	—
Reductions for tax positions of prior years	(2,580)	(1,002)
Reductions due to lapse of applicable statutes of limitations	(2,235)	(2,297)
Gross balance - end of year	$16,835	19,678
All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2022 and 2021, $4.0 million and $5.1 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest benefit of $1.1 million and $0.3 million, and expense of $0.4 million related to uncertain tax positions for the years ended December 31, 2022, 2021, and 2020, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2022, 2021, and 2020. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2019. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2014.
The provision for income taxes consists of the following components:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$67,649	55,239	82,832
State	10,984	4,792	9,815
Foreign	(49)	169	239
Total current provision	78,584	60,200	92,886

Deferred:
Federal	32,422	46,145	7,269
State	2,198	9,647	718
Foreign	20	(170)	(13)
Total deferred provision	34,640	55,622	7,974
Provision for income tax expense	$113,224	115,822	100,860

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2022	2021	2020
Tax expense at federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.8	3.0	2.8
Tax credits	(0.6)	(0.8)	(1.1)
Provision for uncertain federal and state tax matters	—	(0.1)	(0.2)
Basis difference	(0.6)	—	—
Change in valuation allowance	(0.5)	—	—
Other	(0.3)	(0.3)	(0.2)
Effective tax rate	21.8%	22.8%	22.3%
The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Deferred revenue	$27,410	21,593
Student loans	20,569	19,776
Accrued expenses	10,824	10,712
State tax credit carryforwards	9,431	8,546
Stock compensation	5,345	4,027
Lease liability	3,432	3,685
Net operating losses	2,613	2,410
Debt and equity investments	1,430	—
Total gross deferred tax assets	81,054	70,749
Less state tax valuation allowance	(161)	(2,084)
Net deferred tax assets	80,893	68,665
Deferred tax liabilities:
Partnership basis	99,184	100,428
Basis in certain derivative contracts	65,224	15,927
Depreciation	11,306	15,264
Loan origination services	3,264	4,930
Lease right of use asset	3,073	3,317
Intangible assets	1,474	4,772
Securitization	363	128
Debt and equity investments	—	12,859
Other	2,679	1,665
Total gross deferred tax liabilities	186,567	159,290
Net deferred tax asset (liability)	$(105,674)	(90,625)
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
As of December 31, 2022 and 2021, net deferred tax liabilities of $140.1 million and $117.9 million, respectively, and net deferred tax assets of $34.4 million and $27.3 million, respectively, were included in “other liabilities” and “other assets,” respectively, on the consolidated balance sheets.
As of December 31, 2022 and 2021, the Company had a current income tax payable of $5.2 million and receivable of $8.1 million, respectively, that is included in “other liabilities” and "other assets," respectively, on the consolidated balance sheets.
17. Segment Reporting
The Company's reportable operating segments include:
• Loan Servicing and Systems
• Education Technology, Services, and Payment Processing
• Asset Generation and Management
• Nelnet Bank
• Communications
The Company earns fee-based revenue through its Loan Servicing and Systems and Education Technology, Services, and Payment Processing operating segments; and earns interest income on its loan portfolio in its Asset Generation and Management and Nelnet Bank operating segments. In addition, the Company earned revenue from its Communications operating segment prior to its deconsolidation on December 21, 2020. See note 2 for a description of the transaction and a summary of the deconsolidation impact. As a result of ALLO’s deconsolidation, there are no operating results for the (former) Communications operating segment in 2021 and 2022.
The Company’s operating segments are defined by the products and services they offer and the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. See note 1 for a description of each operating segment, including the primary products and services offered.
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
Corporate and Other Activities
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•The results of the majority of the Company’s investment activities, including early-stage and emerging growth companies and real estate
•Interest income earned on cash and investment debt securities (primarily student loan and other asset-backed securities)
•Interest expense incurred on unsecured and certain other corporate related debt transactions

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

•Other product and service offerings that are not considered reportable operating segments including, but not limited to, WRCM, the SEC-registered investment advisor subsidiary, and Nelnet Renewable Energy, which includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar development
Corporate and Other Activities also includes certain activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. Certain shared service costs incurred to support Nelnet Bank will not be allocated to Nelnet Bank until the end of the Bank’s de novo period (November 2023). Corporate and Other Activities also includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.
Segment Results
The following tables include the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$2,722	9,377	676,557	25,973	42,576	(14,399)	742,806
Interest expense	44	—	411,900	11,055	21,538	(14,399)	430,137
Net interest income	2,678	9,377	264,657	14,918	21,038	—	312,669
Less provision (negative provision) for loan losses	—	—	44,601	1,840	—	—	46,441
Net interest income after provision for loan losses	2,678	9,377	220,056	13,078	21,038	—	266,228
Other income (expense):
Loan servicing and systems revenue	535,459	—	—	—	—	—	535,459
Intersegment revenue	33,170	81	—	—	—	(33,251)	—
Education technology, services, and payment processing revenue	—	408,543	—	—	—	—	408,543
Solar construction revenue	—	—	—	—	24,543	—	24,543
Other, net	2,543	—	21,170	2,625	(853)	—	25,486
Gain on sale of loans, net	—	—	2,903	—	—	—	2,903
Gain from deconsolidation of ALLO	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests, net	(5,511)	(2,239)	—	(214)	(7,559)	—	(15,523)
Derivative settlements, net	—	—	32,943	—	—	—	32,943
Derivative market value adjustments, net	—	—	231,691	—	—	—	231,691
Total other income (expense)	565,661	406,385	288,707	2,411	16,131	(33,251)	1,246,045
Cost of services:
Cost to provide education technology, services, and payment processing services	—	148,403	—	—	—	—	148,403
Cost to provide solar construction services	—	—	—	—	19,971	—	19,971
Total cost of services	—	148,403	—	—	19,971	—	168,374
Operating expenses:
Salaries and benefits	344,809	133,428	2,524	6,948	101,870	—	589,579
Depreciation and amortization	24,255	10,184	—	15	39,623	—	74,077
Other expenses	59,674	30,104	16,835	3,925	60,240	—	170,778
Intersegment expenses, net	75,145	19,538	34,679	244	(96,355)	(33,251)	—
Total operating expenses	503,883	193,254	54,038	11,132	105,378	(33,251)	834,434
Income (loss) before income taxes	64,456	74,105	454,725	4,357	(88,180)	—	509,465
Income tax (expense) benefit	(15,470)	(17,785)	(109,134)	(1,013)	30,178	—	(113,224)
Net income (loss)	48,986	56,320	345,591	3,344	(58,002)	—	396,241
Net (income) loss attributable to noncontrolling interests	—	(3)	—	—	11,109	—	11,106
Net income (loss) attributable to Nelnet, Inc.	$48,986	56,317	345,591	3,344	(46,893)	—	407,347

Total assets as of December 31, 2022	$273,072	484,976	15,945,762	918,716	2,406,965	(655,447)	19,374,044

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2021
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$137	1,075	506,901	7,721	9,801	(1,800)	523,835
Interest expense	94	—	172,918	1,507	3,515	(1,800)	176,233
Net interest income	43	1,075	333,983	6,214	6,286	—	347,602
Less provision (negative provision) for loan losses	—	—	(13,220)	794	—	—	(12,426)
Net interest income after provision for loan losses	43	1,075	347,203	5,420	6,286	—	360,028
Other income (expense):
Loan servicing and systems revenue	486,363	—	—	—	—	—	486,363
Intersegment revenue	33,956	12	—	—	—	(33,968)	—
Education technology, services, and payment processing revenue	—	338,234	—	—	—	—	338,234
Solar construction revenue	—	—	—	—	—	—	—
Other, net	3,307	—	34,306	713	40,356	—	78,681
Gain on sale of loans, net	—	—	18,715	—	—	—	18,715
Gain from deconsolidation of ALLO	—	—	—	—	—	—	—
Impairment expense and provision for beneficial interests, net	(13,243)	—	2,436	—	(5,553)	—	(16,360)
Derivative settlements, net	—	—	(21,367)	—	—	—	(21,367)
Derivative market value adjustments, net	—	—	92,813	—	—	—	92,813
Total other income (expense)	510,383	338,246	126,903	713	34,803	(33,968)	977,079
Cost of services:
Cost to provide education technology, services, and payment processing services	—	108,660	—	—	—	—	108,660
Cost to provide solar construction services	—	—	—	—	—	—	—
Total cost of services	—	108,660	—	—	—	—	108,660
Operating expenses:
Salaries and benefits	297,406	112,046	2,135	5,042	90,502	—	507,132
Depreciation and amortization	25,649	11,404	—	—	36,682	—	73,741
Other expenses	52,720	19,318	13,487	1,776	58,173	—	145,469
Intersegment expenses, net	72,206	15,180	34,868	107	(88,393)	(33,968)	—
Total operating expenses	447,981	157,948	50,490	6,925	96,964	(33,968)	726,342
Income (loss) before income taxes	62,445	72,713	423,616	(792)	(55,875)	—	502,105
Income tax (expense) benefit	(14,987)	(17,451)	(101,668)	175	18,109	—	(115,822)
Net income (loss)	47,458	55,262	321,948	(617)	(37,766)	—	386,283
Net (income) loss attributable to noncontrolling interests	—	—	—	—	7,003	—	7,003
Net income (loss) attributable to Nelnet, Inc.	$47,458	55,262	321,948	(617)	(30,763)	—	393,286

Total assets as of December 31, 2021	$296,618	443,788	18,965,371	535,948	1,963,032	(526,716)	21,678,041

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2020
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Communications (a)	Asset Generation and Management	Nelnet Bank (b)	Corporate and Other Activities	Eliminations	Total
Total interest income	$436	3,036	2	611,474	414	5,775	(1,480)	619,656
Interest expense	121	54	—	328,157	41	3,178	(1,480)	330,071
Net interest income	315	2,982	2	283,317	373	2,597	—	289,585
Less provision (negative provision) for loan losses	—	—	—	63,029	330	—	—	63,360
Net interest income after provision for loan losses	315	2,982	2	220,288	43	2,597	—	226,225
Other income (expense):
Loan servicing and systems revenue	451,561	—	—	—	—	—	—	451,561
Intersegment revenue	36,520	20	—	—	—	—	(36,540)	—
Education technology, services, and payment processing revenue	—	282,196	—	—	—	—	—	282,196
Communications revenue	—	—	76,643	—	—	—	—	76,643
Solar construction revenue	—	—	—	—	—	—	—	—
Other, net	9,421	373	1,561	7,189	48	38,969	—	57,561
Gain on sale of loans, net	—	—	—	33,023	—	—	—	33,023
Gain from deconsolidation of ALLO	—	—	—	—	—	258,588	—	258,588
Impairment expense and provision for beneficial interests, net	—	—	—	(16,607)	—	(8,116)	—	(24,723)
Derivative settlements, net	—	—	—	3,679	—	—	—	3,679
Derivative market value adjustments, net	—	—	—	(28,144)	—	—	—	(28,144)
Total other income (expense)	497,502	282,589	78,204	(860)	48	289,441	(36,540)	1,110,384
Cost of services:
Cost to provide education technology, services, and payment processing services	—	82,206	—	—	—	—	—	82,206
Cost to provide communications services	—	—	22,812	—	—	—	—	22,812
Cost to provide solar construction services	—	—	—	—	—	—	—	—
Total cost of services	—	82,206	22,812	—	—	—	—	105,018
Operating expenses:
Salaries and benefits	285,526	98,847	30,935	1,747	36	84,741	—	501,832
Depreciation and amortization	37,610	9,459	42,588	—	—	29,043	—	118,699
Other expenses	57,420	14,566	13,327	15,806	135	59,320	—	160,574
Intersegment expenses, net	63,886	14,293	1,732	39,172	—	(82,543)	(36,540)	—
Total operating expenses	444,442	137,165	88,582	56,725	171	90,561	(36,540)	781,105
Income (loss) before income taxes	53,375	66,200	(33,188)	162,703	(80)	201,477	—	450,486
Income tax (expense) benefit	(12,810)	(15,888)	7,965	(39,049)	20	(41,098)	—	(100,860)
Net income (loss)	40,565	50,312	(25,223)	123,654	(60)	160,379	—	349,626
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	2,817	—	2,817
Net income (loss) attributable to Nelnet, Inc.	$40,565	50,312	(25,223)	123,654	(60)	163,196	—	352,443

Total assets as of December 31, 2020	$190,297	436,702	—	20,773,968	216,937	1,225,790	(197,534)	22,646,160

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

18. Disaggregated Revenue and Deferred Revenue
The following provides additional revenue recognition information for the Company’s fee-based operating segments.
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
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2022	2021	2020
Government loan servicing	$423,066	360,793	326,670
Private education and consumer loan servicing	49,210	47,302	32,492
FFELP loan servicing	16,016	18,281	20,183
Software services	33,409	34,600	41,999
Outsourced services	13,758	25,387	30,217
Loan servicing and systems revenue	$535,459	486,363	451,561
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
•Payment processing - Payment processing consideration is determined from individual contracts with customers and includes electronic transfer and credit card processing, reporting, virtual terminal solutions, and specialized integrations to business software for education and non-education markets. Volume-based revenue from payment

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

processing is allocated and recognized to the distinct service period, based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits. The electronic transfer and credit card processing consideration is recognized as revenue on a gross basis as the Company is the principal in the delivery of the payment processing. The Company has concluded it is the principal as it controls the services before delivery to the educational institution or business, it is primarily responsible for the delivery of the services, and it has discretion in setting prices charged to its customers. In addition, the Company has the unilateral ability to accept or reject a transaction based on criteria established by the Company. The Company is liable for the costs of processing the transactions and records such costs within "cost to provide education technology, services, and payment processing services" in the consolidated statements of income.
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
The following table provides disaggregated revenue by service offering:

	Year ended December 31,
	2022	2021	2020
Tuition payment plan services	$110,802	103,970	100,674
Payment processing	148,212	127,080	114,304
Education technology and services	146,679	105,975	66,716
Other	2,850	1,209	502
Education technology, services, and payment processing revenue	$408,543	338,234	282,196
Cost to provide education technology, services, and payment processing services is primarily associated with providing professional development and educational instruction and payment processing services. Items included in the cost to provide professional development and educational instruction services include salaries and benefits and third-party professional services directly related to providing these services to teachers, school leaders, and students. For payment processing services, interchange and payment network fees are charged by the card associations or payment networks. Depending upon the transaction type, the fees are a percentage of the transaction’s dollar value, a fixed amount, or a combination of the two methods.
Solar Construction Revenue
Solar construction revenue is derived principally from individual contracts with customers for engineering, procurement, and construction (EPC) of solar facilities for both commercial and residential customers. Solar construction is a single performance obligation which requires a significant level of integration. The individual materials and installation (the inputs) are not considered distinct and are integrated into the solar facilities (the combined output). Revenue for this service is recognized based on the project progress to date. Progress towards completion of the contract is measured by the percentage of total costs incurred to date compared to the estimated total costs to complete the contract. GRNE Solar will recognize a contract asset or liability depending on the progression of the project to date compared to the amount billed to date.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table provides disaggregated revenue by service offering and customer type. The amounts listed for 2022 reflect activity subsequent to GRNE Solar acquisition on July 1, 2022.

Period from July 1, 2022 - December 31, 2022

Solar construction	$24,386
Operations and maintenance	157
Solar construction revenue	$24,543

Commercial revenue	$16,891
Residential revenue	7,495
Other	157
Solar construction revenue	$24,543
Cost to provide solar construction services include direct costs associated with completing a solar facility, including labor, third-party contractor fees, permitting, engineering fees, and construction material.
Communications Revenue
Communications revenue was derived principally from internet, television, and telephone services and is billed as a flat fee in advance of providing the service. Revenues for usage-based services, such as access charges billed to other telephone carriers for originating and terminating long-distance calls on ALLO’s network, were billed in arrears. These are each considered distinct performance obligations. Revenue was recognized monthly for the consideration the Company had a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. The Company recognized revenue from these services in the period the services were rendered rather than billed. Revenue received or receivable in advance of the delivery of services was included in deferred revenue. Earned but unbilled usage-based services were recorded in accounts receivable.
The following table provides disaggregated revenue by service offering and customer type. The amounts listed for 2020 reflect activity prior to ALLO’s deconsolidation on December 21, 2020.

Period from January 1 2020 - December 21, 2020

Internet	$48,362
Television	17,091
Telephone	11,037
Other	153
Communications revenue	$76,643

Residential revenue	$58,029
Business revenue	18,038
Other	576
Communications revenue	$76,643
Cost to provide communications services was primarily associated with television programming costs. ALLO had various contracts to obtain television programming from programming vendors whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements was recorded in the month the programming was available for exhibition. Programming costs were paid each month based on calculations performed by ALLO and are subject to periodic audits performed by the programmers. Other items in cost to provide communications services include connectivity, franchise, and other regulatory costs directly related to providing internet and telephone services.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Other Income/Expense
The following table provides the components of "other, net" in “other income (expense)” on the consolidated statements of income:

	Year ended December 31,
	2022	2021	2020
Income/gains from investments, net	$51,552	91,593	56,402
Borrower late fee income	10,809	3,444	5,194
ALLO preferred return	8,584	8,427	386
Administration/sponsor fee income	7,898	3,656	10
Investment advisory services	6,026	7,773	10,875
Management fee revenue	2,543	3,307	9,421
Loss from ALLO voting membership interest investment	(67,966)	(42,148)	(3,565)
Loss from solar investments	(9,479)	(10,132)	(37,423)
Other	15,519	12,761	16,261
Other, net	$25,486	78,681	57,561
•Borrower late fee income - Late fee income is earned primarily by the education lending subsidiaries in the AGM operating segment. Revenue is allocated to the distinct service period, based on when each transaction is completed.
•Administration/sponsor fee income - Administration and sponsor fee income is earned by the AGM operating segment as administrator and sponsor for certain securitizations. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits.
•Investment advisory services - Investment advisory services are provided by WRCM, the Company's SEC-registered investment advisor subsidiary, under various arrangements. The Company earns monthly fees based on the monthly outstanding balance of investments and certain performance measures, which are recognized monthly as the uncertainty of the transaction price is resolved.
•Management fee revenue - Management fee revenue is earned for providing administrative support and marketing services, which primarily was to Great Lakes' former parent company under a contract that expired in January 2021. Revenue is allocated to the distinct service period, based on when each transaction is completed.
Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education, Technology, Services, and Payment Processing	Communications	Corporate and Other Activities	Total
Balance as of December 31, 2019	$2,712	32,074	3,232	1,628	39,646
Deferral of revenue	2,490	90,183	43,596	3,209	139,478
Recognition of revenue	(3,824)	(90,409)	(42,903)	(3,286)	(140,422)
Deconsolidation of ALLO	—	—	(3,925)	—	(3,925)
Business acquisition	—	1,419	—	—	1,419
Balance as of December 31, 2020	1,378	33,267	—	1,551	36,196
Deferral of revenue	5,882	109,278	—	5,775	120,935
Recognition of revenue	(4,844)	(105,801)	—	(5,316)	(115,961)
Balance as of December 31, 2021	2,416	36,744	—	2,010	41,170
Deferral of revenue	2,607	138,086	—	13,963	154,656
Recognition of revenue	(2,713)	(129,433)	—	(12,940)	(145,086)
Business acquisition	—	3,917	—	1,997	5,914
Balance as of December 31, 2022	$2,310	49,314	—	5,030	56,654

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

19. Major Customer
The Company earns loan servicing revenue from servicing contracts with the Department. Revenues earned by the Company related to these contracts in 2022, 2021, and 2020 was $423.1 million, $360.8 million, and $326.7 million, respectively.
The Company’s student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. The Consolidated Appropriations Act, 2021 contains provisions directing certain aspects of the process, including that any new federal student loan servicing environment is required to provide for the participation of multiple student loan servicers and the allocation of borrower accounts to eligible student loan servicers based on performance. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution (USDS) for the new servicing framework. The Company responded to the USDS solicitation. The Company cannot predict the timing, nature, or ultimate outcome of this or any other contract procurement process by the Department. If the Company’s servicing contracts are not extended beyond the current expiration date or the Company is not chosen as a subsequent servicer, the Company’s servicing revenue would decrease significantly. If the terms and requirements under a potential new contract with the Department are less favorable than under the Company’s current contracts, loan servicing revenue and/or operating margins could be adversely impacted.
On August 24, 2022, the Department issued a bulletin which indicated the Department will provide targeted student debt cancellation to borrowers with loans held by the Department, and that borrowers whose annual income for either 2020 or 2021 was under $125,000 (for single or married, filing separately) or under $250,000 (for married couples, filing jointly or heads of household) will be eligible for otherwise unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant.
Decisions by the U.S. Courts of Appeals for the Eighth Circuit and Fifth Circuit in October 2022 and November 2022, respectively, in response to legal challenges that were initiated by certain parties (not the Company) have blocked implementation of the Department's broad based student debt relief plan. These cases have been appealed to the U.S. Supreme Court. As of the filing of this report, the Supreme Court has not ruled on, and the Company cannot predict the timing, nature, or ultimate outcome of, this case.
As of December 31, 2022, the Company was servicing 15.8 million borrowers under its government servicing contracts. The Company cannot currently estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the Department’s August 24, 2022 bulletin and subsequent publicly available guidance provided by the Department. However, revenue earned by the Company under its contracts will be negatively impacted if the Department’s student debt relief plan or other broad based loan forgiveness is implemented.
20. Leases
The following table provides supplemental balance sheet information related to leases:

	As of December 31,
	2022	2021
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheets	$14,852	14,314
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheets	$16,414	15,899
The following table provides components of lease expense:

	Year ended December 31,
	2022	2021	2020
Rental expense, which is included in "other, net" in "other income (expense)" on the consolidated statements of income (a)	$6,841	9,386	11,885
Rental expense, which is included in "cost to provide communications services" on the consolidated statements of income (a)	—	—	1,997
Total operating rental expense	$6,841	9,386	13,882
(a) Includes short-term and variable lease costs, which are immaterial.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Weighted average remaining lease term and discount rate are shown below:

	As of December 31,
	2022	2021
Weighted average remaining lease term (years)	6.01	5.15
Weighted average discount rate	3.90%	3.23%
Maturity of lease liabilities are shown below:

2023	$5,154
2024	2,808
2025	2,458
2026	2,096
2027	2,004
2028 and thereafter	4,200
Total lease payments	18,720
Imputed interest	(2,306)
Total	$16,414
21. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company matches up to 100% on the first 3% of contributions and 50% on the next 2%. The Company made contributions to the plan of $12.9 million, $11.2 million, and $11.7 million during the years ended December 31, 2022, 2021, and 2020, respectively.
22. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2022	2021	2020
Non-vested shares at beginning of year	660,166	552,456	549,845
Granted	272,212	249,096	151,639
Vested	(136,076)	(116,842)	(114,282)
Canceled	(43,680)	(24,544)	(34,746)
Non-vested shares at end of year	752,622	660,166	552,456
As of December 31, 2022, there was $29.5 million of unrecognized compensation cost included in equity on the consolidated balance sheets related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2023	$11,268
2024	7,056
2025	4,469
2026	2,706
2027	1,619
2028 and thereafter	2,400
$29,518
For the years ended December 31, 2022, 2021, and 2020, the Company recognized compensation expense of $13.9 million, $10.4 million, and $7.3 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15% discount from market value. During the years ended December 31, 2022, 2021, and 2020, the Company recognized compensation expense of $0.1 million, $0.2 million, and $0.4 million, respectively, in connection with issuing 26,011 shares, 24,205 shares, and 36,687 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.
Directors Compensation Plan
The Company has a compensation plan for directors pursuant to which directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. If a director elects to receive Class A common stock, the number of shares of Class A common stock that are awarded is equal to the amount of the annual retainer fee otherwise payable in cash divided by 85% of the fair market value of a share of Class A common stock on the date the fee is payable. Directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized $1.7 million, $1.4 million, and $1.2 million, respectively, of expense related to this plan, which is included in "other, net" in "other income (expense)" on the consolidated statements of income. The following table provides the number of shares awarded under this plan for the years ended December 31, 2022, 2021, and 2020.

	Shares issued - not deferred	Shares issued- deferred	Total
Year ended December 31, 2022	11,861	12,937	24,798
Year ended December 31, 2021	9,958	12,072	22,030
Year ended December 31, 2020	12,740	16,513	29,253
As of December 31, 2022, a cumulative amount of 171,132 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
23. Related Parties (dollar amounts in this note are not in thousands)
Transactions with Union Bank and Trust Company
Union Bank is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting non-convertible preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Chief Executive Officer of F&M and as a Director, Chairperson, President, and Chief Executive Officer of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.
The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.
Loan Purchases
The Company purchased $8.1 million (par value), $22.3 million (par value), and $144.9 million (par value) of private education loans from Union Bank in 2022, 2021, and 2020, respectively. The net premiums paid by the Company on these loan acquisitions was $0.2 million, $0.4 million, and $2.6 million in 2022, 2021, and 2020, respectively.
The Company has an agreement with Union Bank in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. Union Bank paid $0.1 million, $0.1 million, and $2.0 million in marketing fees to the Company in 2022, 2021, and 2020, respectively, under this agreement.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Loan Servicing
The Company serviced $203.4 million, $262.6 million, and $331.3 million of FFELP and private education loans for Union Bank as of December 31, 2022, 2021, and 2020, respectively. Servicing and origination fee revenue earned by the Company from servicing loans for Union Bank was $0.4 million, $0.5 million, and $0.7 million in 2022, 2021, and 2020, respectively.
Funding - Participation Agreements
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans (the “FFELP Participation Agreement”). The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2022 and 2021, $734.7 million and $967.5 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900 million or an amount in excess of $900 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities. As of December 31, 2022 and 2021, $395.4 million and $254.0 million, respectively, of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing. See note 5 for additional information.
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
TDP Phase III (“TDP”) is an entity that was established in 2015 for the sole purpose of acquiring, developing, and owning a commercial real estate property in Lincoln, Nebraska. The Company owns 25% of TDP. On December 30, 2022, Union Bank, as lender, received a $20.0 million promissory note from TDP. The promissory note carries an interest rate of 5.85% and has a maturity date of January 1, 2028.
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (STFIT) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, the Company had $362.0 million and $380.2 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $268.4 million and $284.8 million as of December 31, 2022 and 2021, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts in 2022, 2021, and 2020, was $1.2 million, $0.2 million, and $0.5 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Educational 529 College Savings Plan
The Company provides certain Educational 529 College Savings Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2022, 2021, and 2020, the Company has received fees of $2.1 million, $3.5 million, and $1.3 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
During 2021 and 2020, certain call center services were provided by the Company to Union Bank for College Savings Plan clients. For services provided in 2021, the Company received $0.4 million from Union Bank; fees received for services provided in 2020 were not significant. The Company did not provide these services to Union Bank in 2022.
Additionally, Union Bank, as the program manager for the College Savings Plans, has agreed to allocate plan bank deposits to Nelnet Bank. As of December 31, 2022 and 2021, Nelnet Bank had $355.3 million and $184.9 million, respectively, in deposits from the funds offered under the College Savings Plans.
Lease Arrangements
Union Bank leases approximately 4,100 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $82,000, $81,000, and $80,000 for commercial rent and storage income during 2022, 2021, and 2020, respectively. The lease agreement expires on June 30, 2023.
Other Fees Paid to Union Bank
During the years ended December 31, 2022, 2021, and 2020, the Company paid Union Bank approximately $177,000, $280,000, and $279,000, respectively, in cash and flexible spending accounts management, trustee and health savings account maintenance fees, including investment custodial and correspondent services for Nelnet Bank.
Other Fees Received from Union Bank
During the years ended December 31, 2022, 2021, and 2020, Union Bank paid the Company approximately $342,000, $342,000, and $317,000, respectively, under certain employee sharing arrangements. During the year ended December 31, 2020, Union Bank paid the Company approximately $273,000 for communications services.
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $793,000, $766,000, and $447,000 during the years ended December 31, 2022, 2021, and 2020, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. WRCM, an SEC-registered investment advisor and a subsidiary of the Company, has a management agreement with Union Bank under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 10 basis points to 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2022, the outstanding balance of investments in the trusts was $2.6 billion. In addition, Union Bank will pay additional fees to WRCM which equal a share of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2022, 2021, and 2020, the Company earned $4.9 million, $6.3 million, and $9.8 million, respectively, of fees under this agreement.
WRCM also has management agreements with Union Bank under which it is designated to serve as investment advisor with respect to the assets (principally Nelnet stock) within several trusts established by Mr. Dunlap and his spouse, and Ms. Muhleisen and her spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. As of December 31, 2022, WRCM was the investment advisor with respect to a total 578,607 shares and 4.6 million shares of the Company's Class A and Class B common stock, respectively, held directly by these trusts. For the years ended December 31,

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

2022, 2021, and 2020, the Company earned approximately $216,000, $213,000, and $141,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50% of such amount to Union Bank as custodian. As of December 31, 2022, the outstanding balance of investments in these funds was $137.8 million. The Company paid Union Bank $0.3 million in each of 2022, 2021, and 2020, as custodian of the funds.
Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. On each of May 20, 2020 and May 27, 2021, the Company made additional equity investments in Hudl, as one of the participants in equity raises completed by Hudl. See note 7 for additional information on these transactions. As of December 31, 2022, the Company and Mr. Dunlap, along with his children, hold a combined direct and indirect equity ownership interests in Hudl of 19.3% and 3.8%, respectively, which did not materially change as a result of the May 2020 and May 2021 transactions. Subsequent to December 31, 2022, on February 6, 2023, the Company purchased stock from existing Hudl shareholders for total consideration of $31.5 million which increased Nelnet’s ownership percentage. This was not considered an observable market transaction, thus the Company was not required to adjust its carrying value of Hudl to the February 2023 transaction value. The Company's and Mr. Dunlap's direct and indirect equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's and Mr. Dunlap's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl using the measurement alternative method.
The Company makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including investments in real estate. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company's headquarters are located. The Company owns 25% of TDP, which is the entity that developed and owns a building in Lincoln's Haymarket District that is the headquarters of Hudl, in which Hudl is the primary tenant and Nelnet is a tenant in this building. During 2022, the Company paid Hudl approximately $158,000 to provide lunches for Nelnet’s associates in Hudl’s employee cafeteria.
Transactions with Assurity Life Insurance Company ("Assurity")
Thomas Henning, who has served on the Company's Board of Directors since 2003, was President and Chief Executive Officer of Assurity until December 31, 2021, at which point he retired and then served as the Non-Executive Chairman of Assurity’s board of directors until his retirement from the Assurity board on December 31, 2022. During the years ended December 31, 2022, 2021, and 2020, Nelnet Business Services paid $2.0 million, $2.1 million, and $1.8 million, respectively, to Assurity for insurance premiums for insurance on certain tuition payment plans. As part of providing the tuition payment plan insurance to Nelnet Business Services, Assurity entered into a reinsurance agreement with the Company's insurance subsidiary, under which Assurity paid the Company's insurance subsidiary reinsurance premiums of $1.7 million, $1.8 million and $1.4 million in 2022, 2021 and 2020, respectively, and the Company's insurance subsidiary paid claims on such reinsurance to Assurity of $1.3 million, $1.5 million, and $1.0 million in 2022, 2021, and 2020, respectively. In addition, Assurity paid Nelnet Business Services a partial refund annually based on claim experience, which was approximately $51,000 $41,000 and $64,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nelnet Renewable Energy
Solar Tax Equity Investments
The Company has co-invested in Company-managed limited liability companies with related parties that invest in renewable energy (solar) (as summarized below). As part of these transactions, the Company receives management and performance fees under a management agreement.

Entity/Relationship	Investment amount			Revenue recognized by the Company from management and performance fees
	2022	2021	2020	2022	2021	2020
F&M	$3,487,000	7,913,000	4,600,000	123,077	29,491	46,154
Assurity (Board member Thomas Henning)	2,195,790	5,421,659	1,150,000	67,956	16,027	11,538
North Central Bancorp, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	—	2,466,667	1,533,333	30,769	14,958	15,385
Infovisa, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	507,781	562,600	—	8,369	1,923	—
Farm and Home Insurance Agency, Inc. (indirectly owned by Mr. Dunlap and Ms. Muhleisen)	—	116,667	383,333	3,846	962	3,846
Funding - Solar
Union Bank has provided funding for the following Nelnet Renewable Energy properties and solar fields.

Building/solar field	Original loan amount	Loan amount outstanding as of December 31, 2022	Fixed interest rate	Maturity date
Office space - Palatine, Illinois	$287,000	$284,661	6.05%	12/30/2027
Warehouse - Elk Grove Village, Illinois	332,000	290,929	5.35	3/1/2024
Warehouse - Indianapolis, Illinois	168,000	161,075	3.55	10/14/2028
Solarfield - Round Lake, Illinois	900,000	899,909	5.00	11/5/2030
Solarfield - Round Lake, Illinois	1,700,000	1,746,000	5.00	11/15/2028
Solarfield - St. Charles, Illinois	2,300,000	600,000	5.00	11/15/2028
Solarfield - St. Charles, Illinois	600,000	2,204,809	5.00	11/15/2030

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

24. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the years ended December 31, 2022 and 2021.

	As of December 31, 2022			As of December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (a):
FFELP loan asset-backed debt securities - available-for-sale	$—	798,211	798,211	—	494,682	494,682
Private education loan asset-backed securities - available for sale	—	308,284	308,284	—	412,552	412,552
Other debt securities - available for sale	100	282,442	282,542	100	22,335	22,435
Equity securities	6,719	—	6,719	63,154	—	63,154
Equity securities measured at net asset value (b)			32,363			8,832
Total investments	6,819	1,388,937	1,428,119	63,254	929,569	1,001,655
Total assets	$6,819	1,388,937	1,428,119	63,254	929,569	1,001,655

(a)    Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and as of December 31, 2022 and 2021, include investments traded on an active exchange and a single U.S. Treasury security. Level 2 investments include student loan asset-backed, mortgage-backed, collateralized loan obligation, and other consumer loan-backed securities. The fair value for the Level 2 securities is determined using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.
(b)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$14,586,794	14,427,025	—	—	14,586,794
Accrued loan interest receivable	816,864	816,864	—	816,864	—
Cash and cash equivalents	118,146	118,146	118,146	—	—
Investments (at fair value)	1,428,119	1,428,119	6,819	1,388,937	—
Notes receivable	31,106	31,106	—	31,106	—
Beneficial interest in loan securitizations	162,360	138,738	—	—	162,360
Restricted cash	945,159	945,159	945,159	—	—
Restricted cash – due to customers	294,311	294,311	294,311	—	—
Financial liabilities:
Bonds and notes payable	14,088,666	14,637,195	—	14,088,666	—
Accrued interest payable	36,049	36,049	—	36,049	—
Bank deposits	664,573	691,322	355,282	309,291	—
Due to customers	348,317	348,317	348,317	—	—

	As of December 31, 2021
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$18,576,272	17,546,645	—	—	18,576,272
Accrued loan interest receivable	788,552	788,552	—	788,552	—
Cash and cash equivalents	125,563	125,563	125,563	—	—
Investments (at fair value)	1,001,655	1,001,655	63,254	929,569	—
Beneficial interest in loan securitizations	142,391	120,142	—	—	142,391
Restricted cash	741,981	741,981	741,981	—	—
Restricted cash – due to customers	326,645	326,645	326,645	—	—
Financial liabilities:
Bonds and notes payable	17,819,902	17,631,089	—	17,819,902	—
Accrued interest payable	4,566	4,566	—	4,566	—
Bank deposits	342,463	344,315	184,897	157,566	—
Due to customers	366,002	366,002	366,002	—	—
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
25. Legal Proceedings
The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters frequently involve claims by student loan borrowers disputing the manner in which their student loans have been serviced or the accuracy of reports to credit bureaus, claims by student loan borrowers or other consumers alleging that state or Federal privacy, cybersecurity, and other consumer protection laws have been violated in the process of servicing loans or conducting other business activities, and disputes with other business entities. In addition, from time to time, the Company receives information and document requests or demands from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests or demands. While the Company cannot predict the ultimate outcome of any claim, regulatory examination, inquiry, or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department's guidance regarding those rules and regulations, and applicable consumer protection laws and regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of claims, lawsuits, and proceedings such as those discussed above will not have a material adverse effect on the Company's business, financial position, or results of operations.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

26. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2022 and 2021 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2022 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the lending subsidiaries debt financing arrangements.

Balance Sheets
(Parent Company Only)
As of December 31, 2022 and 2021
	2022	2021
Assets:
Cash and cash equivalents	$27,201	47,434
Investments	1,464,583	1,236,933
Investment in subsidiary debt	410,191	374,087
Restricted cash	114,820	107,103
Investment in subsidiaries	2,200,344	1,986,136
Notes receivable from subsidiaries	67,012	314
Other assets	108,983	123,716
Total assets	$4,393,134	3,875,723
Liabilities:
Notes payable, net of debt issuance costs	$960,358	734,881
Other liabilities	233,536	189,317
Total liabilities	1,193,894	924,198
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	372	379
Additional paid-in capital	1,109	1,000
Retained earnings	3,234,844	2,940,523
Accumulated other comprehensive (loss) earnings, net	(37,366)	9,304
Total Nelnet, Inc. shareholders' equity	3,198,959	2,951,206
Noncontrolling interest	281	319
Total equity	3,199,240	2,951,525
Total liabilities and shareholders' equity	$4,393,134	3,875,723

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2022, 2021, and 2020
	2022	2021	2020
Investment interest income	$50,465	12,455	4,110
Interest expense on bonds and notes payable	21,489	3,515	3,179
Net interest income	28,976	8,940	931
Other income (expense):
Other, net	(43,949)	45,291	48,688
Gain (loss) from debt repurchases, net	1,324	(6,530)	1,962
Equity in subsidiaries income	228,169	313,451	132,101
Gain from deconsolidation of ALLO	—	—	258,588
Impairment expense	(6,561)	(4,637)	(7,784)
Derivative market value adjustments and derivative settlements, net	264,634	71,446	(24,465)
Total other income (expense)	443,617	419,021	409,090
Operating expenses	14,552	7,632	14,006
Income before income taxes	458,041	420,329	396,015
Income tax expense	50,732	27,101	43,577
Net income	407,309	393,228	352,438
Net loss attributable to noncontrolling interest	38	58	5
Net income attributable to Nelnet, Inc.	$407,347	393,286	352,443

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2022, 2021, and 2020
	2022		2021		2020
Net income		$407,309		393,228		352,438
Other comprehensive (loss) income:
Net changes related to equity in subsidiaries other comprehensive income	$	(11,713)		6,692		—
Net changes related to available-for-sale securities:
Unrealized holding (losses) gains arising during period, net	(42,793)		(4,220)		6,637
Reclassification of gains recognized in net income, net of losses	(3,894)		(372)		(2,521)
Income tax effect	11,205	(35,482)	1,102	(3,490)	(986)	3,130
Net changes related to equity method investee's other comprehensive income:
Gain on cash flow hedges	691		—		—
Income tax effect	(166)	525	—	—	—	—
Other comprehensive (loss) income		(46,670)		3,202		3,130
Comprehensive income		360,639		396,430		355,568
Comprehensive loss attributable to noncontrolling interests		38		58		5
Comprehensive income attributable to Nelnet, Inc.		$360,677		396,488		355,573

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2022, 2021, and 2020
	2022	2021	2020
Net income attributable to Nelnet, Inc.	$407,347	393,286	352,443
Net loss attributable to noncontrolling interest	(38)	(58)	(5)
Net income	407,309	393,228	352,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	619	591	534
Derivative market value adjustments	(231,691)	(92,813)	28,144
Payments to terminate derivative instruments, net	91,786	—	—
Proceeds from (payments to) clearinghouse - initial and variation margin, net	148,691	91,294	(26,747)
Equity in earnings of subsidiaries	(228,169)	(313,451)	(132,101)
Gain from deconsolidation of ALLO, including cash impact	—	—	(287,579)
(Gain) loss from repurchases of debt, net	(1,324)	6,530	(1,962)
Loss (gain) on investments, net	51,175	721	(46,019)
Proceeds from sale (purchases) of equity securities, net	42,841	(42,916)	—
Deferred income tax expense	39,997	47,423	23,747
Non-cash compensation expense	14,176	10,673	16,739
Impairment expense	6,561	4,637	7,784
Other	—	—	(329)
Decrease (increase) in other assets	16,140	(9,108)	(17,410)
Increase in other liabilities	10,590	1,784	26,009
Net cash provided by (used in) operating activities	368,701	98,593	(56,752)
Cash flows from investing activities:
Purchases of available-for-sale securities	(713,681)	(640,644)	(342,563)
Proceeds from sales of available-for-sale securities	435,937	133,286	168,555
Proceeds from beneficial interest in consumer loan securitization	345	—	—
Capital distributions from subsidiaries, net	7,340	294,578	99,830
(Increase) decrease in notes receivable from subsidiaries	(66,698)	20,895	21,343
Purchases of subsidiary debt, net	(36,104)	(335,184)	(25,085)
Purchases of other investments	(122,236)	(110,184)	(54,637)
Proceeds from other investments	20,358	129,899	8,564
Net cash used in investing activities	(474,739)	(507,354)	(123,993)
Cash flows from financing activities:
Payments on notes payable	(7,002)	(126,530)	(20,381)
Proceeds from issuance of notes payable	233,194	619,259	190,520
Payments of debt issuance costs	(10)	(1,286)	(49)
Dividends paid	(36,608)	(34,457)	(31,778)
Repurchases of common stock	(97,685)	(58,111)	(73,358)
Proceeds from issuance of common stock	1,633	1,465	1,653
Acquisition of noncontrolling interest	—	—	(600)
Issuance of noncontrolling interest	—	—	194,985
Net cash provided by financing activities	93,522	400,340	260,992
Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,516)	(8,421)	80,247
Cash, cash equivalents, and restricted cash, beginning of period	154,537	162,958	82,711
Cash, cash equivalents, and restricted cash, end of period	$142,021	154,537	162,958

Cash disbursements made for:
Interest	$14,649	2,301	2,577
Income taxes, net of refunds and credits	$57,705	18,659	29,685

Noncash investing activities:
(Distribution from) contribution to subsidiary, net	$(6,068)	(835)	49,066

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
Replacement of LIBOR with SOFR
Lenders who did not elect the alternate calculation formula provided by the Military Construction and Veterans Affairs and Related Agencies Appropriations Act of 2012 and are still using the 1 Month London Inter Bank Offered Rate (LIBOR) rate for SAP calculations will need to switch to a new calculation formula by July 1, 2023 as the publication of the LIBOR index is being discontinued. The Department of Education published Dear Colleague Letter GEN-22-12 to detail the process for lenders to transition from LIBOR to the Secured Overnight Financing Rate (SOFR). Lenders can transition to the new formula prior to July 1, 2023 or will be automatically be changed beginning for the 3rd quarter on 2023.

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