Form 10-Q
period 2023-03-31
NELNET INC
filed 2023-05-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, there were 26,620,622 and 10,668,460 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	March 31, 2023	December 31, 2022
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $134,704 and $131,827, respectively)	$14,561,108	15,243,889
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	26,539	24,584
Cash and cash equivalents - held at a related party	161,035	93,562
Total cash and cash equivalents	187,574	118,146
Investments and notes receivable	1,987,570	2,111,917
Restricted cash	576,267	945,159
Restricted cash - due to customers	134,202	294,311
Accounts receivable (net of allowance for doubtful accounts of $3,841 and $3,079, respectively)	151,172	194,851
Goodwill	176,902	176,902
Intangible assets, net	60,788	63,501
Property and equipment, net	132,628	122,526
Other assets	114,398	102,842
Total assets	$18,082,609	19,374,044
Liabilities:
Bonds and notes payable	$13,438,416	14,637,195
Accrued interest payable	34,374	36,049
Bank deposits	675,767	691,322
Other liabilities	430,099	461,259
Due to customers	280,624	348,317
Total liabilities	14,859,280	16,174,142
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,623,662 shares and 26,461,651 shares, respectively	266	265
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,668,460 shares	107	107
Additional paid-in capital	4,639	1,109
Retained earnings	3,251,677	3,234,844
Accumulated other comprehensive loss, net	(27,006)	(37,366)
Total Nelnet, Inc. shareholders' equity	3,229,683	3,198,959
Noncontrolling interests	(6,354)	943
Total equity	3,223,329	3,199,902
Total liabilities and equity	$18,082,609	19,374,044

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$13,911,681	14,585,491
Restricted cash	540,675	867,961
Bonds and notes payable	(13,222,429)	(14,233,586)
Accrued interest payable and other liabilities	(140,221)	(145,309)
Net assets of consolidated education and other lending variable interest entities	$1,089,706	1,074,557
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2023	2022
Interest income:
Loan interest	$225,243	111,377
Investment interest	40,725	13,819
Total interest income	265,968	125,196
Interest expense on bonds and notes payable and bank deposits	199,449	48,079
Net interest income	66,519	77,117
Less provision (negative provision) for loan losses	34,275	(435)
Net interest income after provision for loan losses	32,244	77,552
Other income (expense):
Loan servicing and systems revenue	139,227	136,368
Education technology, services, and payment processing revenue	133,603	112,286
Solar construction revenue	8,651	—
Other, net	(14,071)	9,877
Gain on sale of loans, net	11,812	2,989
Derivative market value adjustments and derivative settlements, net	(14,074)	142,925
Total other income (expense)	265,148	404,445
Cost of services:
Cost to provide education technology, services, and payment processing services	47,704	35,545
Cost to provide solar construction services	8,299	—
Total cost of services	56,003	35,545
Operating expenses:
Salaries and benefits	152,710	149,414
Depreciation and amortization	16,627	16,956
Other expenses	40,785	39,499
Total operating expenses	210,122	205,869
Income before income taxes	31,267	240,583
Income tax expense	8,250	55,697
Net income	23,017	184,886
Net loss attributable to noncontrolling interests	3,470	1,761
Net income attributable to Nelnet, Inc.	$26,487	186,647
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.71	4.91
Weighted average common shares outstanding - basic and diluted	37,344,604	38,041,834

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended March 31,
	2023		2022
Net income		$23,017		184,886
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	(3)		9
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	8,651		(16,698)
Reclassification of losses (gains) recognized in net income, net	4,982		(2,793)
Income tax effect	(3,272)	10,361	4,678	(14,813)
Net changes related to equity method investee's other comprehensive income:
Gain on cash flow hedges	2		—
Income tax effect	—	2	—	—
Other comprehensive income (loss)		10,360		(14,804)
Comprehensive income		33,377		170,082
Comprehensive loss attributable to noncontrolling interests		3,470		1,761
Comprehensive income attributable to Nelnet, Inc.		$36,847		171,843

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	2,004	2,004
Net income (loss)	—	—	—	—	—	—	—	186,647	—	(1,761)	184,886
Other comprehensive loss	—	—	—	—	—	—	—	—	(14,804)	—	(14,804)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,125)	(5,125)
Cash dividends on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(9,063)	—	—	(9,063)
Issuance of common stock, net of forfeitures	—	289,919	—	—	3	—	4,382	—	—	—	4,385
Compensation expense for stock based awards	—	—	—	—	—	—	2,841	—	—	—	2,841
Repurchase of common stock	—	(380,053)	—	—	(3)	—	(7,015)	(25,881)	—	—	(32,899)
Conversion of common stock	—	1,750	(1,750)	—	—	—	—	—	—	—	—
Balance as of March 31, 2022	—	27,151,270	10,674,892	$—	272	107	1,208	3,092,226	(5,500)	(3,250)	3,085,063

Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,234,844	(37,366)	943	3,199,902
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,201	1,201
Net income (loss)	—	—	—	—	—	—	—	26,487	—	(3,470)	23,017
Other comprehensive income	—	—	—	—	—	—	—	—	10,360	—	10,360
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,028)	(5,028)
Cash dividends on Class A and Class B common stock - $0.26 per share	—	—	—	—	—	—	—	(9,654)	—	—	(9,654)
Issuance of common stock, net of forfeitures	—	198,524	—	—	1	—	3,063	—	—	—	3,064
Compensation expense for stock based awards	—	—	—	—	—	—	3,769	—	—	—	3,769
Repurchase of common stock	—	(36,513)	—	—	—	—	(3,302)	—	—	—	(3,302)
Balance as of March 31, 2023	—	26,623,662	10,668,460	$—	266	107	4,639	3,251,677	(27,006)	(6,354)	3,223,329

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2023	2022
Net income attributable to Nelnet, Inc.	$26,487	186,647
Net loss attributable to noncontrolling interests	(3,470)	(1,761)
Net income	23,017	184,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	34,211	36,335
Loan discount accretion	(7,676)	(9,927)
Provision (negative provision) for loan losses	34,275	(435)
Derivative market value adjustments	37,411	(145,734)
Proceeds from termination of derivative instruments	164,079	—
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(210,284)	149,649
Gain on sale of loans, net	(11,812)	(2,989)
Loss on investments, net	24,344	2,801
Proceeds from sale of equity securities, net	75	572
Deferred income tax (benefit) expense	(13,750)	39,443
Non-cash compensation expense	3,838	2,920
Decrease in loan and investment accrued interest receivable	16,630	10,694
Decrease in accounts receivable	43,675	18,442
Increase in other assets, net	(9,760)	(2,073)
Decrease in the carrying amount of ROU asset, net	1,251	1,439
(Decrease) increase in accrued interest payable	(1,675)	2,650
Decrease in other liabilities	(3,729)	(11,824)
Decrease in the carrying amount of lease liability	(1,275)	(1,500)
Net cash provided by operating activities	122,845	275,349
Cash flows from investing activities:
Purchases and originations of loans	(289,177)	(161,334)
Purchases of loans from a related party	—	(1,049)
Net proceeds from loan repayments, claims, and capitalized interest	684,962	848,188
Proceeds from sale of loans	157,444	15,170
Purchases of available-for-sale securities	(242,370)	(139,195)
Proceeds from sales of available-for-sale securities	492,173	113,980
Proceeds from beneficial interest in loan securitizations	4,725	7,271
Purchases of other investments and issuance of notes receivable	(70,509)	(73,944)
Proceeds from other investments	11,114	9,776
Purchases of property and equipment	(24,430)	(15,794)
Net cash provided by investing activities	723,932	603,069

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Three months ended
	March 31,
	2023	2022
Cash flows from financing activities:
Payments on bonds and notes payable	$(1,415,424)	(918,270)
Proceeds from issuance of bonds and notes payable	204,884	13,512
Payments of debt issuance costs	(169)	(312)
(Decrease) increase in bank deposits, net	(15,555)	139,732
Decrease in due to customers	(67,642)	(89,884)
Dividends paid	(9,654)	(9,063)
Repurchases of common stock	(3,302)	(32,899)
Proceeds from issuance of common stock	395	435
Issuance of noncontrolling interests	1,201	2,004
Distribution to noncontrolling interests	(993)	(365)
Net cash used in financing activities	(1,306,259)	(895,110)
Effect of exchange rate changes on cash	(91)	169
Net decrease in cash, cash equivalents, and restricted cash	(459,573)	(16,523)
Cash, cash equivalents, and restricted cash, beginning of period	1,357,616	1,194,189
Cash, cash equivalents, and restricted cash, end of period	$898,043	1,177,666

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$189,795	33,895
Cash disbursements made for income taxes, net of refunds and credits received (a)	$961	466
Cash disbursements made for operating leases	$1,705	1,887
Noncash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$15,545	746
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$34,540	3,660
Receipt of asset-backed investment securities as consideration from sale of loans	$58,182	—
Distribution to noncontrolling interests	$4,035	4,760
(a) The Company utilized $5.7 million and $1.1 million of federal and state tax credits related primarily to renewable energy during the three months ended March 31, 2023 and 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Total cash and cash equivalents	$187,574	118,146	162,785	125,563
Restricted cash	576,267	945,159	757,954	741,981
Restricted cash - due to customers	134,202	294,311	256,927	326,645
Cash, cash equivalents, and restricted cash	$898,043	1,357,616	1,177,666	1,194,189
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2022 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	March 31, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$3,229,778	3,389,178
Consolidation	9,701,781	10,177,295
Total	12,931,559	13,566,473
Private education loans	241,515	252,383
Consumer and other loans	309,546	350,915
Non-Nelnet Bank loans	13,482,620	14,169,771
Nelnet Bank:
Federally insured loans	63,399	65,913
Private education loans	355,705	353,882
Consumer and other loans	19,903	—
Nelnet Bank loans	439,007	419,795

Accrued interest receivable	800,400	816,864
Loan discount, net of unamortized loan premiums and deferred origination costs	(26,215)	(30,714)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(79,331)	(83,593)
Private education loans	(15,175)	(15,411)
Consumer and other loans	(35,317)	(30,263)
Non-Nelnet Bank allowance for loan losses	(129,823)	(129,267)
Nelnet Bank:
Federally insured loans	(160)	(170)
Private education loans	(2,894)	(2,390)
Consumer and other loans	(1,827)	—
Nelnet Bank allowance for loan losses	(4,881)	(2,560)
	$14,561,108	15,243,889

The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	March 31, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans (a)	0.61%	0.62%
Private education loans	6.28%	6.11%
Consumer and other loans	11.41%	8.62%
Nelnet Bank:
Federally insured loans (a)	0.25%	0.26%
Private education loans	0.81%	0.68%
Consumer and other loans	9.18%	—
(a)    As of March 31, 2023 and December 31, 2022, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 22.3% and 22.4%, respectively, and for Nelnet Bank was 10.1% and 10.3%, respectively.
Loan Sales
The Company has sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interest in the loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheets. The following table summarizes the loans sold and gains/losses recognized by the Company during the three months ended March 31, 2023 and 2022.

	Loans sold (par value)	Gain (loss)	Loan type	Residual interest received in securitization
	Three months ended March 31, 2023
January 31	$97,350	(1,441)	Home equity	64.8%	(a)
January 31	42,275	4,350	Consumer	13.3
March 2	122,132	8,966	Consumer	24.6	(a)
March 22	145	(63)	Home equity	—
	$261,902	11,812
	Three months ended March 31, 2022
January 26	$18,125	2,989	Consumer	6.6%
(a)    In addition to receiving a residual interest in the securitizations, the Company also received $14.5 million and $43.7 million of asset-backed investment securities as part of the January 31 and March 2 transactions, respectively, that are included in "investments and notes receivable" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales	Balance at end of period
	Three months ended March 31, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	2,411	(6,679)	—	6	—	79,331
Private education loans	15,411	240	(640)	164	—	—	15,175
Consumer and other loans	30,263	29,207	(2,267)	220	—	(22,106)	35,317
Nelnet Bank:
Federally insured loans	170	(9)	(1)	—	—	—	160
Private education loans	2,390	614	(110)	—	—	—	2,894
Consumer and other loans	—	1,827	—	—	—	—	1,827
	$131,827	34,290	(9,697)	384	6	(22,106)	134,704
	Three months ended March 31, 2022
Non-Nelnet Bank:
Federally insured loans	$103,381	(2,748)	(4,761)	—	123	—	95,995
Private education loans	16,143	(400)	(1,299)	176	—	2	14,622
Consumer and other loans	6,481	2,284	(937)	166	—	(2,284)	5,710
Nelnet Bank:
Federally insured loans	268	(21)	—	—	—	—	247
Private education loans	840	426	(13)	—	—	(2)	1,251
	$127,113	(459)	(7,010)	342	123	(2,284)	117,825
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Three months ended March 31,
	2023	2022
Non-Nelnet Bank:
Federally insured loans	0.20%	0.11%
Private education loans	0.78%	1.58%
Consumer and other loans	2.59%	7.40%
Nelnet Bank:
Federally insured loans	0.01%	0.00%
Private education loans	0.13%	0.02%
Consumer and other loans	—	—
The Company recorded a provision for loan losses for the three months ended March 31, 2023 due to (i) management's estimate of declining economic conditions as of March 31, 2023 in comparison to management's estimate of economic conditions used to determine the allowance for loan losses as of December 31, 2022; and (ii) the establishment of an initial allowance for loans originated and acquired during the period. These amounts were partially offset by the amortization of the federally insured loan portfolio.
The Company recorded a negative provision for loan losses for its federally insured loan portfolio for the three months ended March 31, 2022 due to the amortization of the portfolio and an increase in expected prepayments as a result of an initiative offered by the Department of Education (the “Department”) for Federal Family Education Loan Program (the "FFEL Program" or FFELP) borrowers to consolidate their loans into Federal Direct Loan Program loans with the Department by October 31, 2022 to qualify for loan forgiveness under the Public Service Loan Forgiveness program. The Company recorded a provision for loan losses on its consumer loan portfolio during the three months ended March 31, 2022 as a result of loans acquired during the period.

Unfunded Loan Commitments
As of March 31, 2023, Nelnet Bank has a liability of approximately $71,000 related to $2.5 million of unfunded private education loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheets. During the three months ended March 31, 2023 and 2022, Nelnet Bank recognized negative provision for loan losses of approximately $15,000 and provision for loan losses of approximately $24,000, respectively, related to unfunded loan commitments.
Loan Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses: Troubled Debt Restructurings and Vintage Disclosures, which eliminates the troubled debt restructurings recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The guidance also enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty and vintage disclosures reflecting gross charge-offs by year of origination.
Under the Higher Education Act, FFELP loan borrowers may be granted a deferment or forbearance for a period of time based on need. In addition, eligible borrowers may qualify for income-driven repayment plans offered by the Department. Because FFELP loan modifications are driven by the Higher Education Act, the Company does not consider these events as part of its loan modification programs. Administrative forbearances (e.g. bankruptcy, military service, death and disability, and disaster forbearance) are required by law and therefore are also not considered as part of the Company's loan modification programs. The Company does offer payment delays in the form of deferments or forbearances on certain private education and consumer loan programs for short-term periods. The Company generally considers payment delays to be insignificant when the delay is 3 months or less. The amortized cost of the Company’s private education and consumer loans in which the borrower is experiencing financial difficulty and the financial effect of such loan modifications is not material.
Key Credit Quality Indicators
Loan Status and Delinquencies
Key credit quality indicators for the Company’s federally insured, private education, consumer, and other loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. The following table presents the Company’s loan status and delinquency amounts.

	As of March 31, 2023			As of December 31, 2022			As of March 31, 2022
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$641,914	5.0%		$637,919	4.7%		$839,566	5.2%
Loans in forbearance	984,738	7.6		1,103,181	8.1		1,160,048	7.1
Loans in repayment status:
Loans current	9,859,751		87.2%	10,173,859		86.0%	12,352,543		86.4%
Loans delinquent 31-60 days	346,665		3.1	415,305		3.5	462,750		3.2
Loans delinquent 61-90 days	254,353		2.2	253,565		2.2	282,810		2.0
Loans delinquent 91-120 days	178,078		1.6	180,029		1.5	202,371		1.4
Loans delinquent 121-270 days	440,695		3.9	534,410		4.5	712,753		5.0
Loans delinquent 271 days or greater	225,365		2.0	268,205		2.3	282,536		2.0
Total loans in repayment	11,304,907	87.4	100.0%	11,825,373	87.2	100.0%	14,295,763	87.7	100.0%
Total federally insured loans	12,931,559	100.0%		13,566,473	100.0%		16,295,377	100.0%
Accrued interest receivable	791,476			808,150			770,853
Loan discount, net of unamortized premiums and deferred origination costs	(32,626)			(35,468)			(27,317)
Allowance for loan losses	(79,331)			(83,593)			(95,995)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$13,611,078			$14,255,562			$16,942,918

	As of March 31, 2023			As of December 31, 2022			As of March 31, 2022
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$12,218	5.1%		$12,756	5.1%		$10,226	3.7%
Loans in forbearance	2,698	1.1		2,017	0.8		2,838	1.0
Loans in repayment status:
Loans current	220,921		97.5%	232,539		97.9%	260,911		98.3%
Loans delinquent 31-60 days	2,014		0.9	2,410		1.0	1,699		0.6
Loans delinquent 61-90 days	931		0.4	767		0.3	1,040		0.4
Loans delinquent 91 days or greater	2,733		1.2	1,894		0.8	1,823		0.7
Total loans in repayment	226,599	93.8	100.0%	237,610	94.1	100.0%	265,473	95.3	100.0%
Total private education loans	241,515	100.0%		252,383	100.0%		278,537	100.0%
Accrued interest receivable	2,277			2,146			1,898
Loan premium, net of unaccreted discount	79			(38)			(598)
Allowance for loan losses	(15,175)			(15,411)			(14,622)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$228,696			$239,080			$265,215
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$40	0.0%		$109	0.0%		$72	0.2%
Loans in repayment status:
Loans current	304,414		98.3%	346,812		98.9%	43,424		97.3%
Loans delinquent 31-60 days	2,037		0.7	1,906		0.5	255		0.5
Loans delinquent 61-90 days	1,236		0.4	764		0.2	304		0.7
Loans delinquent 91 days or greater	1,819		0.6	1,324		0.4	658		1.5
Total loans in repayment	309,506	100.0	100.0%	350,806	100.0	100.0%	44,641	99.8	100.0%
Total consumer and other loans	309,546	100.0%		350,915	100.0%		44,713	100.0%
Accrued interest receivable	3,288			3,658			374
Loan premium, net of unaccreted discount	913			(588)			1,040
Allowance for loan losses	(35,317)			(30,263)			(5,710)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$278,430			$323,722			$40,417

Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$151	0.3%		$241	0.4%		$286	0.3%
Loans in forbearance	1,046	1.6		981	1.5		948	1.2
Loans in repayment status:
Loans current	60,895		97.9%	63,225		97.8%	80,421		98.6%
Loans delinquent 30-59 days	514		0.8	436		0.7	402		0.5
Loans delinquent 60-89 days	120		0.2	466		0.7	427		0.5
Loans delinquent 90-119 days	255		0.4	222		0.3	90		0.1
Loans delinquent 120-270 days	319		0.5	183		0.3	157		0.2
Loans delinquent 271 days or greater	99		0.2	159		0.2	58		0.1
Total loans in repayment	62,202	98.1	100.0%	64,691	98.1	100.0%	81,555	98.5	100.0%
Total federally insured loans	63,399	100.0%		65,913	100.0%		82,789	100.0%
Accrued interest receivable	1,857			1,758			1,231
Loan premium	18			20			25
Allowance for loan losses	(160)			(170)			(247)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$65,114			$67,521			$83,798

	As of March 31, 2023			As of December 31, 2022			As of March 31, 2022
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$17,021	4.8%		$11,580	3.3%		$497	0.2%
Loans in forbearance	681	0.2		864	0.2		317	0.1
Loans in repayment status:
Loans current	336,967		99.7%	340,830		99.8%	284,081		99.8%
Loans delinquent 30-59 days	388		0.1	167		0.1	422		0.2
Loans delinquent 60-89 days	536		0.2	32		0.0	78		0.0
Loans delinquent 90 days or greater	112		—	409		0.1	73		0.0
Total loans in repayment	338,003	95.0	100.0%	341,438	96.5	100.0%	284,654	99.7	100.0%
Total private education loans	355,705	100.0%		353,882	100.0%		285,468	100.0%
Accrued interest receivable	1,385			1,152			418
Deferred origination costs, net of unaccreted discount	5,400			5,360			4,593
Allowance for loan losses	(2,894)			(2,390)			(1,251)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$359,596			$358,004			$289,228
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$—	—%
Loans in repayment status:
Loans current	19,903		100.0%
Loans delinquent 30-59 days	—		—
Loans delinquent 60-89 days	—		—
Loans delinquent 90 days or greater	—		—
Total loans in repayment	19,903	100.0	100.0%
Total consumer and other loans	19,903	100.0%
Accrued interest receivable	117
Loan premium	1
Allowance for loan losses	(1,827)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$18,194
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

	Loan balance as of March 31, 2023
	Three months ended March 31, 2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$836	5,956	5,258	344	12,394
705 - 734	2,657	23,313	9,979	536	36,485
735 - 764	2,874	35,250	16,284	1,419	55,827
765 - 794	1,413	56,325	29,900	1,579	89,217
Greater than 794	3,006	86,055	66,882	5,839	161,782
	$10,786	206,899	128,303	9,717	355,705

	Loan balance as of December 31, 2022
	2022	2021	2020	Total
FICO at origination:
Less than 705	$5,898	5,389	348	11,635
705 - 734	23,392	10,543	542	34,477
735 - 764	35,456	16,686	1,473	53,615
765 - 794	57,141	31,035	1,622	89,798
Greater than 794	87,959	70,135	6,263	164,357
	$209,846	133,788	10,248	353,882
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2022 and March 31, 2023, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of March 31, 2023 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Three months ended March 31, 2023	2022	2021	2020	2019	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	1,780	5,581	1,284	2,080	1,493	12,218
Loans in forbearance	—	—	79	804	808	1,007	2,698
Loans in repayment status:
Loans current	116	4,009	4,057	51,441	40,385	120,913	220,921
Loans delinquent 31-60 days	—	14	19	103	252	1,626	2,014
Loans delinquent 61-90 days	—	—	—	—	71	860	931
Loans delinquent 91 days or greater	—	—	5	35	441	2,252	2,733
Total loans in repayment	116	4,023	4,081	51,579	41,149	125,651	226,599
Total private education loans	$116	5,803	9,741	53,667	44,037	128,151	241,515
Accrued interest receivable							2,277
Loan premium, net of unaccreted discount							79
Allowance for loan losses							(15,175)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$228,696
Gross charge-offs - three months ended March 31, 2023	$—	—	—	—	171	469	640

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$—	—	24	—	16	—	40
Loans in repayment status:
Loans current	185,920	109,009	6,692	498	1,354	941	304,414
Loans delinquent 31-60 days	89	1,593	337	—	10	8	2,037
Loans delinquent 61-90 days	—	1,085	84	38	26	3	1,236
Loans delinquent 91 days or greater	—	1,112	141	55	186	325	1,819
Total loans in repayment	186,009	112,799	7,254	591	1,576	1,277	309,506
Total consumer and other loans	$186,009	112,799	7,278	591	1,592	1,277	309,546
Accrued interest receivable							3,288
Loan premium, net of unaccreted discount							913
Allowance for loan losses							(35,317)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$278,430
Gross charge-offs - three months ended March 31, 2023	$—	1,868	245	27	46	81	2,267

	Three months ended March 31, 2023	2022	2021	2020	2019	Prior years	Total
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$1,863	12,915	1,117	1,126	—	—	17,021
Loans in forbearance	—	485	196	—	—	—	681
Loans in repayment status:
Loans current	8,913	192,723	126,740	8,591	—	—	336,967
Loans delinquent 30-59 days	10	247	131	—	—	—	388
Loans delinquent 60-89 days	—	481	55	—	—	—	536
Loans delinquent 90 days or greater	—	48	64	—	—	—	112
Total loans in repayment	8,923	193,499	126,990	8,591	—	—	338,003
Total private education loans	$10,786	206,899	128,303	9,717	—	—	355,705
Accrued interest receivable							1,385
Deferred origination costs, net of unaccreted discount							5,400
Allowance for loan losses							(2,894)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$359,596
Gross charge-offs - three months ended March 31, 2023	$—	110	—	—	—	—	110

Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$—	—	—	—	—	—	—
Loans in repayment status:
Loans current	19,259	589	55	—	—	—	19,903
Loans delinquent 30-59 days	—	—	—	—	—	—	—
Loans delinquent 60-89 days	—	—	—	—	—	—	—
Loans delinquent 90 days or greater	—	—	—	—	—	—	—
Total loans in repayment	19,259	589	55	—	—	—	19,903
Total consumer and other loans	$19,259	589	55	—	—	—	19,903
Accrued interest receivable							117
Loan premium							1
Allowance for loan losses							(1,827)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$18,194
Gross charge-offs - three months ended March 31, 2023	$—	—	—	—	—	—	—
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$11,043,945	4.93% - 6.85%	8/26/30 - 9/25/69
Bonds and notes based on auction	142,385	0.00% - 5.43%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	11,186,330
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	548,642	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	919,337	5.12% / 5.15%	5/22/24
Private education loan warehouse facility	47,937	5.18%	12/31/23
Consumer loan warehouse facility	82,405	5.15%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	17,808	6.40% / 6.60%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	22,145	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	311,771	5.48%	5/4/23
Repurchase agreements	432,984	5.38% - 5.85%	4/6/23 - 11/27/24
Other - due to related party	6,181	3.55% - 6.05%	3/1/24 - 11/15/30
	13,575,540
Discount on bonds and notes payable and debt issuance costs	(137,124)
Total	$13,438,416

	As of December 31, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$11,868,190	4.47% - 6.39%	8/26/30 - 9/25/69
Bonds and notes based on auction	178,960	0.00% - 4.02%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	12,047,150
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	594,051	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	978,956	4.69% / 4.71%	5/22/24
Private education loan warehouse facility	64,356	4.72%	12/31/23
Consumer loan warehouse facility	89,000	4.73%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	19,865	5.90% / 6.14%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	23,032	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	395,432	5.02%	5/4/23
Repurchase agreements	567,254	0.97% - 5.60%	1/4/23 - 11/27/24
Other - due to related party	6,187	3.55% - 6.05%	3/1/24 - 11/15/30
	14,785,283
Discount on bonds and notes payable and debt issuance costs	(148,088)
Total	$14,637,195

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
FFELP loan warehouse facilities
On March 31, 2023, the Company’s FFELP warehouse facility was amended to increase the aggregate maximum financing amount available from $1.20 billion to $1.25 billion. The liquidity provisions and final maturity remain through May 22, 2023 and May 22, 2024, respectively. As of March 31, 2023, $919.3 million was outstanding under this facility, $330.7 million was available for future funding, and the Company had $62.8 million advanced as equity support.
Subsequent to the end of the first quarter, the Company closed on a $250.0 million FFELP warehouse facility on April 3, 2023, with liquidity provisions expiring on April 2, 2024 and a final maturity date of April 2, 2025.
Private education loan warehouse facility
As of March 31, 2023, the Company's private education warehouse facility had an outstanding balance of $47.9 million, liquidity provisions through June 30, 2023, a final maturity of December 31, 2023, and $19.4 million was advanced as equity support. No additional amounts can be borrowed under this facility.
Consumer loan warehouse facility
As of March 31, 2023, the Company's consumer loan warehouse facility had an aggregate maximum financing amount available of $250.0 million, an advance rate of 70%, liquidity provisions through November 14, 2024, and a final maturity date of November 14, 2025. As of March 31, 2023, $82.4 million was outstanding under this facility, $167.6 million was available for future funding, and the Company had $35.2 million advanced as equity support.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of March 31, 2023, no amount was outstanding on the line of credit and $495.0 million was available for future use subject to certain financial covenants, including limitations on recourse indebtedness to adjusted EBITDA (over the last four rolling quarters). Of the $495.0 million availability, approximately $260 million was available for purposes other than reducing existing recourse debt due to the limitations on recourse indebtedness to adjusted EBITDA financial covenant.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). As of March 31, 2023, $311.8 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2023, the agreement automatically renewed for another year through May 4, 2024. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing.
See note 5 for additional information about the FFELP loan asset-backed securities investments serving as collateral under this participation agreement.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities (bond investments). The first agreement has various maturity dates through November 27, 2024 or earlier if either party provides 180 days’ prior written notice, and the second agreement has various maturity dates (as of March 31, 2023) from April 6, 2023 through November 27, 2024. Subsequent to March 31, 2023, the maturities on this agreement were extended, and as of May 8, 2023, the maturity dates vary from May 26, 2023 through November 27, 2024. Under the first agreement, the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date, and under the second agreement, the Company could be subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities and the counter-party provides notice requiring such payment. Included in “bonds and notes payable” in the consolidated balance sheets as of March 31, 2023 was $291.9 million subject to the first agreement and $141.1 million subject to the second agreement.
See note 5 and below under "Debt Repurchases" for additional information about the private education and FFELP loan asset-backed securities investments, respectively, serving as collateral for these repurchase agreements.
Nelnet Bank
Nelnet Bank has Federal Funds lines of credit with correspondent banks totaling $30.0 million at a stated interest rate at the time of borrowing. As of March 31, 2023, no amounts were drawn on these lines of credit.
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in "other, net" in "other income (expense)" on the Company's consolidated statements of income.

	Three months ended March 31,
	2023	2022
Purchase price	$(828)	(18,454)
Par value	908	18,530
Remaining unamortized cost of issuance	(2)	(45)
Gain	$78	31
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2023, the Company holds $397.8 million (par value) of its own FFELP loan asset-backed securities. As of March 31, 2023, $197.5 million (par value) of the Company's repurchased FFELP loan asset-backed securities were serving as collateral on amounts outstanding under the Company's repurchase agreements (as discussed above).
Subsequent Event
Subsequent to the end of the first quarter, in April 2023, the Company redeemed $188.6 million of FFELP loan asset-backed securities (bonds and notes payable) prior to their legal maturity, of which the Company owned $140.5 million of the bonds that were redeemed. The remaining unamortized debt discount associated with these bonds at the time of redemption was written-off, resulting in a $25.9 million non-cash expense recognized in April 2023.
4.  Derivative Financial Instruments
The Company uses derivative financial instruments primarily to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2022 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2023 and December 31, 2022 is presented below.

Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of March 31, 2023 and December 31, 2022, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	March 31, 2023	December 31, 2022
2023	$—	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$3,150,000	3,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2023 and December 31, 2022 was one-month LIBOR plus 10.1 basis points and 9.7 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income as of December 31, 2022.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2024	$2,000,000	0.35%
2026	500,000	1.02
2031	100,000	1.53
2032 (b)	200,000	2.92
	$2,800,000	0.70%
(a)    For the interest rate derivatives maturing in 2032, the Company was to receive payments based on Secured Overnight Financing Rate (SOFR) that reset quarterly. For all other interest rate derivatives, the Company received payments based on three-month LIBOR that reset quarterly.
(b)    These derivatives had forward effective start dates in November 2024.
All over-the-counter derivative contracts executed by the Company are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default. Through March 15, 2023, the Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value of the fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements. To minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives).
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended March 31,
	2023	2022
Settlements:
1:3 basis swaps	$859	396
Interest rate swaps - floor income hedges (a)	22,478	(3,205)
Total settlements - income (expense)	23,337	(2,809)
Change in fair value:
1:3 basis swaps	(23)	889
Interest rate swaps - floor income hedges (a)	(37,388)	144,845
Total change in fair value - (expense) income	(37,411)	145,734
Derivative market value adjustments and derivative settlements, net - (expense) income	$(14,074)	142,925
(a)    As a result of the Company terminating all its interest rate swaps hedging loans earning fixed rate floor income on March 15, 2023 (as discussed above), there will be no derivative settlements and changes in fair value on these derivatives in future periods.

5.  Investments and Notes Receivable
Investments and notes receivable consisted of the following:

	As of March 31, 2023				As of December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investments (at fair value):
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan (a)	$336,327	4,175	(7,926)	332,576	463,861	3,498	(11,105)	456,254
Private education loan (b)	321,120	—	(26,531)	294,589	335,903	—	(29,438)	306,465
Other debt securities	53,743	2,365	(803)	55,305	158,589	151	(3,790)	154,950
Total Non-Nelnet Bank	711,190	6,540	(35,260)	682,470	958,353	3,649	(44,333)	917,669
Nelnet Bank:
FFELP loan (c)	240,348	754	(3,622)	237,480	349,855	955	(8,853)	341,957
Private education loan	1,818	—	(101)	1,717	1,941	—	(122)	1,819
Other debt securities	152,571	14	(3,549)	149,036	131,481	18	(3,907)	127,592
Total Nelnet Bank	394,737	768	(7,272)	388,233	483,277	973	(12,882)	471,368
Total available-for-sale asset-backed securities	$1,105,927	7,308	(42,532)	1,070,703	1,441,630	4,622	(57,215)	1,389,037
Equity securities				35,663				39,082
Total investments at fair value				1,106,366				1,428,119
Other Investments and Notes Receivable (not measured at fair value):
Held to maturity investments
Non-Nelnet Bank:
Debt securities (d)				4,700				18,554
Nelnet Bank:
FFELP loan asset-backed securities (c)				149,179				—
Other debt securities				240				220
Total Nelnet Bank				149,419				220
Total held to maturity investments				154,119				18,774
Venture capital and funds:
Measurement alternative (e)				191,731				160,052
Equity method				98,217				89,332
Total venture capital and funds				289,948				249,384
Real estate:
Equity method				84,526				80,364
Investment in ALLO:
Voting interest/equity method (f)				55,756				67,538
Preferred membership interest and accrued and unpaid preferred return (g)				148,175				145,926
Total investment in ALLO				203,931				213,464
Beneficial interest in loan securitizations (h):
Consumer loans and other				81,399				39,249
Private education loans				72,898				75,261
Federally insured student loans				23,591				24,228
Total beneficial interest in loan securitizations				177,888				138,738
Solar (i)				(66,353)				(55,448)
Notes receivable				30,246				31,106
Tax liens, affordable housing, and other				6,899				7,416
Total investments (not measured at fair value)				881,204				683,798
Total investments and notes receivable				$1,987,570				$2,111,917

(a)    A portion of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Participation Agreement." As of March 31, 2023, the par value and fair value of these securities was $311.8 million and $289.1 million, respectively.
(b)    A portion of private education loan asset-backed securities were subject to repurchase agreements with third parties, as discussed in note 3 under "Repurchase Agreements." As of March 31, 2023, the par value and fair value of these securities was $321.6 million and $294.6 million, respectively.
(c)    On March 31, 2023, securities at Nelnet Bank with a fair value of $149.2 million were transferred from available for sale to held to maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of March 31, 2023 includes pre-tax unrealized losses of $3.7 million related to the transfer. These unrealized losses will be amortized, consistent with the amortization of any discounts on such securities, over the remaining lives of the respective securities as an adjustment of yield.
(d)    On March 31, 2023, certain Non-Nelnet Bank debt securities were transferred from held to maturity to available for sale.
(e)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. On February 6, 2023, the Company acquired additional ownership interests in Hudl for $31.5 million. Such ownership interests were purchased by the Company from certain existing Hudl investors. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. The February 6, 2023 transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities, and the price was privately negotiated between the Company and the selling parties. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the February 2023 transaction value. As of March 31, 2023, the carrying amount of the Company's investment in Hudl is $165.5 million, and the Company's equity ownership interests did not materially change as a result of the February 6, 2023 transaction. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(f)    During the first quarter of 2023, the Company contributed $8.4 million of additional equity to ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO"). As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change.
The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. During the three months ended March 31, 2023 and 2022, the Company recognized losses of $20.2 million and $13.1 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment. Income and losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income.
(g)    As of March 31, 2023, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $145.9 million and $2.2 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. The Company recognized income on its ALLO preferred membership interests of $2.2 million and $2.1 million during the three months ended March 31, 2023 and 2022, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(h)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2023, the Company's ownership correlates to approximately $585 million, $590 million, and $370 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
(i)    As of March 31, 2023, the Company has funded a total of $294.4 million in solar investments, which includes $115.9 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed-in-service. The solar investment balance as of March 31, 2023 represents the sum of total tax credits earned on solar projects placed-in-service through March 31, 2023 and the calculated HLBV net losses being larger than the total investment contributions made by the Company on such projects. As of March 31, 2023, the Company is committed to fund an additional $220.3 million on tax equity investments, of which $141.4 million is expected to be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized losses on its solar investments of $1.9 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors (syndication partners), are included in “other, net” in "other income (expense)" on the consolidated statements of income. Solar losses attributed to noncontrolling interest investors was $2.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, and is reflected in “net loss attributable to noncontrolling interests” in the consolidated statements of income.

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities at March 31, 2023:

	As of March 31, 2023
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$26,196	12,274	50,051	247,806	336,327
Private education loan	—	—	—	321,120	321,120
Other debt securities	—	99	—	53,644	53,743
Total Non-Nelnet Bank	26,196	12,373	50,051	622,570	711,190
Fair value	25,997	12,308	48,679	595,486	682,470
Nelnet Bank:
FFELP loan	39,728	6,933	34,659	159,028	240,348
Private education loan	—	—	—	1,818	1,818
Other debt securities	—	23,084	92,316	37,171	152,571
Total Nelnet Bank	39,728	30,017	126,975	198,017	394,737
Fair value	39,139	29,704	124,228	195,162	388,233
Total available-for-sale asset-backed securities at amortized cost	$65,924	42,390	177,026	820,587	1,105,927
Total available-for-sale asset-backed securities at fair value	$65,136	42,012	172,907	790,648	1,070,703
Held to maturity investments
Non-Nelnet Bank:
Debt securities	$4,700	—	—	—	4,700
Fair value	4,700	—	—	—	4,700
Nelnet Bank:
FFELP loan asset-backed securities	—	—	3,797	145,382	149,179
Other debt securities	240	—	—	—	240
Total Nelnet Bank	240	—	3,797	145,382	149,419
Fair value	240	—	3,797	145,382	149,419
Total held-to-maturity investments at amortized cost	$4,940	—	3,797	145,382	154,119
Total held-to-maturity investments at fair value	$4,940	—	3,797	145,382	154,119
The following table presents the gross unrealized losses and fair value of securities classified as available for sale at March 31, 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of March 31, 2023
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
Available-for-sale asset-backed securities	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Non-Nelnet Bank:
FFELP loan	$(5,324)	182,059	(2,602)	44,238	(7,926)	226,297
Private education loan	—	—	(26,531)	294,590	(26,531)	294,590
Other debt securities	(803)	21,462	—	—	(803)	21,462
Total Non-Nelnet Bank	(6,127)	203,521	(29,133)	338,828	(35,260)	542,349
Nelnet Bank:
FFELP loan	(2,891)	155,672	(731)	37,285	(3,622)	192,957
Private education loan	(101)	1,717	—	—	(101)	1,717
Other debt securities	(3,492)	111,638	(57)	3,940	(3,549)	115,578
Total Nelnet Bank	(6,484)	269,027	(788)	41,225	(7,272)	310,252
Total available-for-sale asset-backed securities	$(12,611)	472,548	(29,921)	380,053	(42,532)	852,601
As of December 31, 2022, the aggregate fair value of available-for-sale debt securities with unrealized losses was $1.2 billion.

The following table summarizes the gross proceeds and gross realized gains and losses of available-for-sale asset-backed securities.

	Gross realized gains	Gross realized losses	Gross proceeds from sales
Three months ended March 31, 2023	$1,274	(6,256)	492,173
Three months ended March 31, 2022	2,965	(172)	113,980
6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of March 31, 2023 (months)
		As of	As of
		March 31, 2023	December 31, 2022
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $57,285 and $55,116, respectively)	110	$49,569	51,738
Trade names (net of accumulated amortization of $882 and $617, respectively)	111	8,028	8,293
Computer software (net of accumulated amortization of $6,514 and $6,400, respectively)	49	1,406	1,520
Other (net of accumulated amortization of $655 and $490, respectively)	51	1,785	1,950
Total - amortizable intangible assets, net	107	$60,788	63,501
The Company recorded amortization expense on its intangible assets of $2.7 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2023, the Company estimates it will record amortization expense as follows:

2023 (April 1 - December 31)	$7,648
2024	9,773
2025	8,145
2026	7,262
2027	6,736
2028 and thereafter	21,224
$60,788
7. Goodwill
The following table presents the carrying amount of goodwill as of March 31, 2023 and December 31, 2022 by reportable operating segment:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Goodwill balance	$23,639	92,507	41,883	—	18,873	176,902

8.  Bank Deposits
Deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trusts (STFIT), and commercial and institutional CDs. Union Bank and Trust Company (“Union Bank”), a related party, is the program manager for the College Savings plans and trustee for the STFIT Trust. CDs are accounts that have a stipulated maturity and interest rate. For savings accounts, the depositor may be required to give written notice of any intended withdrawal no less than seven days before the withdrawal is made. Generally, early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity).
Nelnet Bank has intercompany deposits from Nelnet, Inc. and its subsidiaries, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	March 31, 2023	December 31, 2022
Brokered CDs, net of brokered deposit fees	$203,714	254,817
Retail and other savings (529, STFIT, and HSA)	447,792	410,556
Retail and other CDs (commercial and institutional)	24,261	25,949
Total interest-bearing deposits	$675,767	691,322
The following table presents certificates of deposit remaining maturities as of March 31, 2023:

After two years to three years	$65,513
After three years to four years	162,115
After four years to five years	347
Total	$227,975
The Educational 529 College Savings, STFIT, and Health Savings plan deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Except for the pledged deposit from Nelnet, Inc. and an earmarked deposit required for intercompany transactions, there were no deposits exceeding the FDIC insurance limits as of March 31, 2023 and December 31, 2022.
9.  Earnings per Common Share
The following table presents the components used to calculate basic and diluted earnings per share. The Company applies the two-class method in computing both basic and diluted earnings per share, which requires the calculation of separate earnings per share amounts for common stock and unvested share-based awards. Unvested share-based awards that contain nonforfeitable rights to dividends are considered securities which participate in undistributed earnings with common stock.

	Three months ended March 31,
	2023			2022
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$25,945	542	26,487	183,328	3,319	186,647
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,580,204	764,400	37,344,604	37,365,339	676,495	38,041,834
Earnings per share - basic and diluted	$0.71	0.71	0.71	4.91	4.91	4.91

10.  Segment Reporting
See note 17 of the notes to consolidated financial statements included in the 2022 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2023
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,037	6,036	234,719	12,259	21,199	(9,282)	265,968
Interest expense	—	—	189,198	7,214	12,318	(9,282)	199,449
Net interest income	1,037	6,036	45,521	5,045	8,881	—	66,519
Less provision (negative provision) for loan losses	—	—	31,858	2,417	—	—	34,275
Net interest income after provision for loan losses	1,037	6,036	13,663	2,628	8,881	—	32,244
Other income (expense):
Loan servicing and systems revenue	139,227	—	—	—	—	—	139,227
Intersegment revenue	7,790	56	—	—	—	(7,846)	—
Education technology, services, and payment processing revenue	—	133,603	—	—	—	—	133,603
Solar construction revenue	—	—	—	—	8,651	—	8,651
Other, net	608	—	2,845	210	(17,734)	—	(14,071)
Gain on sale of loans, net	—	—	11,812	—	—	—	11,812
Derivative settlements, net	—	—	23,337	—	—	—	23,337
Derivative market value adjustments, net	—	—	(37,411)	—	—	—	(37,411)
Total other income (expense)	147,625	133,659	583	210	(9,083)	(7,846)	265,148
Cost of services:
Cost to provide education technology, services, and payment processing services	—	47,704	—	—	—	—	47,704
Cost to provide solar construction services	—	—	—	—	8,299	—	8,299
Total cost of services	—	47,704	—	—	8,299	—	56,003
Operating expenses:
Salaries and benefits	84,560	37,913	755	2,064	27,419	—	152,710
Depreciation and amortization	4,513	2,578	—	5	9,531	—	16,627
Other expenses	13,313	8,063	5,016	782	13,611	—	40,785
Intersegment expenses, net	21,057	5,800	8,696	80	(27,787)	(7,846)	—
Total operating expenses	123,443	54,354	14,467	2,931	22,774	(7,846)	210,122
Income (loss) before income taxes	25,219	37,637	(221)	(93)	(31,275)	—	31,267
Income tax (expense) benefit	(6,053)	(9,066)	53	35	6,781	—	(8,250)
Net income (loss)	19,166	28,571	(168)	(58)	(24,494)	—	23,017
Net loss attributable to noncontrolling interests	—	138	—	—	3,332	—	3,470
Net income (loss) attributable to Nelnet, Inc.	$19,166	28,709	(168)	(58)	(21,162)	—	26,487

Total assets as of March 31, 2023	$232,667	424,742	14,939,324	1,000,659	2,207,722	(722,505)	18,082,609

	Three months ended March 31, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$67	339	118,598	3,030	3,992	(828)	125,196
Interest expense	24	—	46,003	856	2,026	(828)	48,079
Net interest income	43	339	72,595	2,174	1,966	—	77,117
Less provision (negative provision) for loan losses	—	—	(864)	429	—	—	(435)
Net interest income after provision for loan losses	43	339	73,459	1,745	1,966	—	77,552
Other income (expense):
Loan servicing and systems revenue	136,368	—	—	—	—	—	136,368
Intersegment revenue	8,480	3	—	—	—	(8,483)	—
Education technology, services, and payment processing revenue	—	112,286	—	—	—	—	112,286
Solar construction revenue	—	—	—	—	—	—	—
Other, net	740	—	6,511	1,500	1,125	—	9,877
Gain on sale of loans, net	—	—	2,989	—	—	—	2,989
Derivative settlements, net	—	—	(2,809)	—	—	—	(2,809)
Derivative market value adjustments, net	—	—	145,734	—	—	—	145,734
Total other income (expense)	145,588	112,289	152,425	1,500	1,125	(8,483)	404,445
Cost of services:
Cost to provide education technology, services, and payment processing services	—	35,545	—	—	—	—	35,545
Cost to provide solar construction services	—	—	—	—	—	—	—
Total cost of services	—	35,545	—	—	—	—	35,545
Operating expenses:
Salaries and benefits	91,972	31,286	591	1,554	24,012	—	149,414
Depreciation and amortization	4,954	2,315	—	3	9,684	—	16,956
Other expenses	16,213	5,764	3,033	682	13,804	—	39,499
Intersegment expenses, net	20,398	4,605	8,831	45	(25,396)	(8,483)	—
Total operating expenses	133,537	43,970	12,455	2,284	22,104	(8,483)	205,869
Income (loss) before income taxes	12,094	33,113	213,429	961	(19,013)	—	240,583
Income tax (expense) benefit	(2,903)	(7,947)	(51,223)	(223)	6,598	—	(55,697)
Net income (loss)	9,191	25,166	162,206	738	(12,415)	—	184,886
Net loss attributable to noncontrolling interests	—	—	—	—	1,761	—	1,761
Net income (loss) attributable to Nelnet, Inc.	$9,191	25,166	162,206	738	(10,654)	—	186,647

Total assets as of March 31, 2022	$259,712	376,794	18,158,972	656,242	2,066,417	(528,396)	20,989,741

11. Disaggregated Revenue
The following tables present disaggregated revenue by service offering or customer type for the Company's fee-based operating segments.
Loan Servicing and Systems

	Three months ended March 31,
	2023	2022
Government loan servicing	$108,880	109,125
Private education and consumer loan servicing	12,164	12,873
FFELP loan servicing	3,368	4,248
Software services	9,697	7,400
Outsourced services	5,118	2,722
Loan servicing and systems revenue	$139,227	136,368
Education Technology, Services, and Payment Processing

	Three months ended March 31,
	2023	2022
Tuition payment plan services	$34,187	30,716
Payment processing	44,041	38,071
Education technology and services	54,787	43,251
Other	588	248
Education technology, services, and payment processing revenue	$133,603	112,286
Solar Construction
GRNE Solar was acquired on July 1, 2022; accordingly, there are no results for the three months ended March 31, 2022.

Three months ended March 31, 2023
Commercial revenue	$6,234
Residential revenue	2,775
Other	(358)
Solar construction revenue	$8,651
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended March 31,
	2023	2022
ALLO preferred return	$2,249	2,117
Borrower late fee income	2,247	2,431
Administration/sponsor fee income	1,772	2,123
Investment advisory services	1,612	1,282
Loss from ALLO voting membership interest investment	(20,213)	(13,130)
Investment activity, net	(3,577)	11,856
Loss from solar investments	(1,947)	(1,030)
Other	3,786	4,228
Other, net	$(14,071)	9,877

12.  Major Customer
Government Loan Servicing
Nelnet Servicing, LLC (Nelnet Servicing) and Great Lakes Educational Loan Services, Inc. (Great Lakes), both subsidiaries of the Company, are two of the current six private sector entities that have student loan servicing contracts with the Department. Revenue earned by the Company related to these contracts was $108.9 million and $109.1 million for the three months ended March 31, 2023 and 2022, respectively. The Company currently licenses its hosted servicing software two of the six servicers for the Department.
Contract Modifications and Award
On March 22, 2023, each of Nelnet Servicing and Great Lakes received modifications of contract with an effective date of April 1, 2023 (collectively the “modifications”) from the Department. Such modifications outline the Department's amendment to the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes (the “servicing contracts”) to reduce the current prices earned by Nelnet Servicing and Great Lakes under the servicing contracts. Under the servicing contracts, Nelnet Servicing and Great Lakes earn a monthly fee from the Department for each unique borrower they service on behalf of the Department. The modifications reduce the monthly fee by $0.19 per borrower on certain borrower statuses.
The Company's current student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution (USDS) for the new servicing framework. The Company responded to the USDS solicitation. On April 24, 2023, Nelnet Diversified Solutions, LLC (NDS), a subsidiary of the Company, received a contract award from the Department, pursuant to which NDS was selected to provide continued servicing capabilities for the Department's Office of Federal Student Aid's student aid recipients under a new USDS contract (the "New Government Servicing Contract") which will replace the existing legacy Department student loan servicing contracts that are currently scheduled to expire December 14, 2023.
The New Government Servicing Contract is effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of more than 37 million existing borrowers will be allocated by the Department to NDS and four other servicers that were awarded a USDS contract. New Department borrowers will be allocated to the USDS servicers based on service and performance levels. Under the New Government Servicing Contract, NDS will begin immediately to make required servicing platform enhancements, for which NDS will be compensated from the Department on certain of these investments. In a press release issued on April 24, 2023 by the Department's Office of Federal Student Aid (FSA), FSA indicated that servicing under the USDS contracts will go live in 2024 and to maintain stability as the new loan servicing environment gets underway, FSA will extend the current legacy servicing contracts with the Department from December 14, 2023 to December 2024. Until servicing under the USDS contracts goes live, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contracts with the Department.
The fee structure included in the new Department servicing contracts under USDS are structurally different than the current legacy servicing contracts with the Department. The USDS servicing contracts have multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contracts is primarily based on borrower status. Assuming borrower volume remains consistent under the USDS servicing contract, the Company expects revenue earned on a per borrower blended basis will decrease under the USDS contract versus the current legacy contracts. However, consistent with the current legacy contracts, the Company expects to earn additional revenue from the Department under the USDS servicing contract for change requests, consolidations, and other support services. As discussed below, during 2023, the Company will continue to transfer the Great Lakes direct loan servicing volume to the Nelnet servicing platform. The associated cost savings with moving government borrowers to one servicing platform will be partially offset under the USDS contract as the Company will incur additional costs for cybersecurity and other system specifications as required under the new contract.
Loan Volume Transfers
Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, utilizes Nelnet Servicing's platform to service their loans for the Department. In the fourth quarter of 2022, Nelnet Servicing and Edfinancial reached an agreement on a decommission schedule transferring Edfinancial’s direct loan servicing volume to another servicing platform. As of March 31, 2023, Edfinancial was servicing 3.5 million borrowers for the Department on the Company’s platform.

In February 2023, the Department notified the Company of its intention to transfer up to one million borrowers of the Company’s existing Department servicing borrowers to another servicer, and one of the Company’s remote hosted servicing customers notified the Company the Department intends to move that customer’s servicing borrowers to a different servicing platform. As of March 31, 2023, the remote hosted servicing customer was servicing approximately 1.4 million borrowers for the Department on the Company's platform. Neither transfer decision was based on the Company’s performance.
The 2023 transfers discussed above began in the first quarter of 2023 and the Company expects the transfers to be completed by the end of the second quarter of 2023. As a result of the transfers, software services revenue for remote hosted customers and government servicing revenue will decrease in future periods as borrowers are transferred off of the Company’s platform. In addition, once all remote hosted servicing transfers are complete, there will be no active Department remote hosted servicing customers using the Company’s platform.
In addition, the Company continues to transfer the Great Lakes direct loan servicing volume to the Nelnet servicing platform (the GreatNet Federal servicing platform). The Company anticipates the transfer of active borrowers to be completed by the end of the second quarter of 2023 and decommissioning of the Great Lakes' platform to be completed by the end of 2023. Therefore, potential associated cost savings as a result of transferring direct loan servicing volume to one platform will not be recognized in operating results until 2024.
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
The Company cannot estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the Department's announcement. If there was a broad $10,000 or $20,000 per borrower forgiveness on all government owned loans, the Company estimates it would decrease the number of borrowers serviced (based on the borrower loan information as of March 31, 2023) by approximately 4.5 million borrowers and 7.7 million borrowers, respectively. The actual impact to the number of borrowers serviced may be less than these amounts due to annual income ceilings for borrowers to qualify for forgiveness and the impact of whether a Pell Grant was received on the amount of forgiveness for a borrower.
Revenue earned under the current Department servicing contracts will decrease in future periods if the Department's student debt relief plan or other broad based loan forgiveness is implemented.

13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2023			As of December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$99	1,070,604	1,070,703	100	1,388,937	1,389,037
Equity securities	91	—	91	6,719	—	6,719
Equity securities measured at net asset value (a)			35,572			32,363
Total investments	190	1,070,604	1,106,366	6,819	1,388,937	1,428,119
Total assets	$190	1,070,604	1,106,366	6,819	1,388,937	1,428,119
(a) In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$13,919,785	13,760,708	—	—	13,919,785
Accrued loan interest receivable	800,400	800,400	—	800,400	—
Cash and cash equivalents	187,574	187,574	187,574	—	—
Investments (at fair value)	1,106,366	1,106,366	190	1,070,604	—
Investments - held to maturity	154,119	154,119	—	154,119	—
Notes receivable	30,246	30,246	—	30,246	—
Beneficial interest in loan securitizations	201,216	177,888	—	—	201,216
Restricted cash	576,267	576,267	576,267	—	—
Restricted cash – due to customers	134,202	134,202	134,202	—	—
Financial liabilities:
Bonds and notes payable	12,933,378	13,438,416	—	12,933,378	—
Accrued interest payable	34,374	34,374	—	34,374	—
Bank deposits	647,708	675,767	391,379	256,329	—
Due to customers	280,624	280,624	280,624	—	—

	As of December 31, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$14,586,794	14,427,025	—	—	14,586,794
Accrued loan interest receivable	816,864	816,864	—	816,864	—
Cash and cash equivalents	118,146	118,146	118,146	—	—
Investments (at fair value)	1,428,119	1,428,119	6,819	1,388,937	—
Investments - held to maturity	18,996	18,774	—	18,996	—
Notes receivable	31,106	31,106	—	31,106	—
Beneficial interest in loan securitizations	162,360	138,738	—	—	162,360
Restricted cash	945,159	945,159	945,159	—	—
Restricted cash – due to customers	294,311	294,311	294,311	—	—
Financial liabilities:
Bonds and notes payable	14,088,666	14,637,195	—	14,088,666	—
Accrued interest payable	36,049	36,049	—	36,049	—
Bank deposits	664,573	691,322	355,282	309,291	—
Due to customers	348,317	348,317	348,317	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 24 of the notes to consolidated financial statements included in the 2022 Annual Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2023 and 2022. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2022 Annual Report.
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2022 Annual Report and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the U.S. Department of Education (the "Department") and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or FFELP), private education, and consumer loans;
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

	Three months ended March 31,
	2023	2022
GAAP net income attributable to Nelnet, Inc.	$26,487	186,647
Realized and unrealized derivative market value adjustments	37,411	(145,734)
Tax effect (a)	(8,979)	34,976
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$54,919	75,889

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$0.71	4.91
Realized and unrealized derivative market value adjustments	1.00	(3.83)
Tax effect (a)	(0.24)	0.91
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.47	1.99
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

Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in the 2022 Annual Report. They include:
•Loan Servicing and Systems (LSS) - referred to as Nelnet Diversified Services (NDS)
•Education Technology, Services, and Payment Processing (ETS&PP) - referred to as Nelnet Business Services (NBS)
•Asset Generation and Management (AGM)
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

The information below provides the operating results (net income (loss) before taxes) for each reportable operating segment and Corporate and Other Activities for the three months ended March 31, 2023 and 2022. See "Results of Operations" for each reportable operating segment and Corporate and Other Activities under this Item 2 for additional detail.

	Three months ended March 31,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2023	2022
NDS	$25,219	12,094
•An increase in before tax operating margin in 2023 compared with 2022 due to a decrease in operating expenses, primarily salaries and benefits. In 2022, the Company was fully staffed in preparation for the resumption of federal student loan payments once the CARES Act suspension was to expire. The expiration of the CARES Act was extended multiple times throughout 2022. The Company reduced staff in January 2023 to manage excess staff due to the delays in the government's student debt relief and return to repayment programs.

NBS	37,637	33,113
•The recognition of $6.0 million of interest income in 2023 compared with $0.3 million in 2022 due to higher interest rates.
•A decrease in before tax operating margin, excluding net interest income, in 2023 compared with 2022 due to additional investments in the development of new services and technologies and superior customer experiences to align with the Company's strategies to grow, retain, and diversify revenue.

AGM	(221)	213,429
•A net loss of $37.4 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in 2023 compared with a net gain of $145.7 million in 2022.
•The recognition of $31.9 million in provision for loan losses in 2023 compared with a negative provision of $0.9 million in 2022.
•A decrease of $12.6 million in net interest income due to the decrease in the average balance of loans in 2023 compared with 2022.
•An increase of $4.2 million in net interest income due to an increase in core loan spread in 2023 compared with 2022.
•The recognition of $11.8 million in gains from the sale of loans in 2023 compared with $3.0 million in 2022.

Nelnet Bank	(93)	961
Corporate	(31,275)	(19,013)
•The recognition of a net loss of $20.2 million in 2023 related to the Company’s investment in ALLO, compared with a net loss of $13.1 million in 2022.
•The recognition of net investment losses of $3.3 million in 2023 compared with net investment income and gains of $8.5 million in 2022.

Income before income taxes	31,267	240,583
Income tax expense	(8,250)	(55,697)
Net loss attributable to noncontrolling interests	3,470	1,761
Net income	$26,487	186,647

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three months ended March 31, 2023 compared with the same period in 2022 is provided below.
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

	Three months ended
	March 31,
	2023	2022	Additional information
Loan interest	$225,243	111,377	Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and in gross fixed rate floor income.
Investment interest	40,725	13,819	Includes income from interest-earning deposits and investments and restricted cash in asset-backed securitizations. Increase was due to an increase in interest earning investments and an increase in interest rates.
Total interest income	265,968	125,196
Interest expense	199,449	48,079	Increase was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Net interest income	66,519	77,117
Less provision (negative provision) for loan losses	34,275	(435)
Represents the current period provision (negative provision) to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the activity in the Company's allowance for loan losses.

Net interest income after provision for loan losses	32,244	77,552
Other income (expense):
LSS revenue	139,227	136,368	See LSS operating segment - results of operations.
ETS&PP revenue	133,603	112,286	See ETS&PP operating segment - results of operations.
Solar construction revenue	8,651	—
On July 1, 2022, the Company acquired 80% of the ownership interests of GRNE Solar. GRNE Solar designs and installs residential, commercial, and utility-scale solar systems. The acquisition diversifies the Company's position in the renewable energy space to include solar construction.

Other, net	(14,071)	9,877	See table below for the components of "other, net."
Gain on sale of loans, net	11,812	2,989
The Company sold $261.9 million (par value) of consumer and other loans during 2023 and recognized a net gain of $11.8 million. The Company sold $18.1 million (par value) of consumer loans in 2022 and recognized a gain of $3.0 million.

Derivative settlements, net	23,337	(2,809)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. The majority of derivative settlements received in 2023 was from the Company's derivatives used to hedge loans earning fixed rate floor income. This entire derivative portfolio was terminated on March 15, 2023 to minimize the Company's exposure to market volatility. As such, there will be no derivative settlements received on this portfolio of derivatives in future periods. See AGM operating segment - results of operations.

Derivative market value adjustments, net	(37,411)	145,734
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments were related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. The entire portfolio of floor income interest rate swaps was terminated on March 15, 2023 to minimize the Company's exposure to market volatility. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income (expense)	265,148	404,445
Cost of services:
Cost to provide education technology, services, and payment processing services	47,704	35,545
Represents direct costs to provide payment processing and instructional services in ETS&PP. Increase was primarily due to additional instructional services costs. See ETS&PP operating segment - results of operations.

Cost to provide solar construction services	8,299	—	As noted above, the Company acquired GRNE Solar on July 1, 2022. These amounts represent direct costs related to GRNE providing solar construction services.
Total cost of services	56,003	35,545

Operating expenses:
Salaries and benefits	152,710	149,414
Increase was due to an increase in headcount in ETS&PP to support the growth of its customer base and the investment in the development of new technologies. This increase was partially offset by staff reductions in LSS to manage excess staff due to delays in the government's student debt relief and return to repayment programs.

Depreciation and amortization	16,627	16,956	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	40,785	39,499	Includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to an increase in expenses in ETS&PP due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies, and an increase in costs for travel and in-person hosted conferences that had previously subsided due to the COVID-19 pandemic. The increase was partially offset by a decrease in expenses in LSS due to a decrease in professional fees and facility costs. Over the last year, the Company has reduced its office space as a large number of employees continue to work from home.
Total operating expenses	210,122	205,869
Income before income taxes	31,267	240,583
Income tax expense	8,250	55,697	The effective tax rate was 23.7% and 23.0% for the three months ended March 31, 2023 and 2022, respectively.
Net income	23,017	184,886
Net loss attributable to noncontrolling interests	3,470	1,761	Amounts for noncontrolling interests reflect the net income/loss attributable to the holders of noncontrolling membership interests in WRCM, NextGen, multiple solar entities including, GRNE Solar, and multiple entities investing in federal opportunity zone programs.
Net income attributable to Nelnet, Inc.	$26,487	186,647

Additional information:			See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net income attributable to Nelnet, Inc.	$26,487	186,647
Derivative market value adjustments, net	37,411	(145,734)
Tax effect	(8,979)	34,976
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$54,919	75,889
The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended March 31,
	2023	2022	Additional information
ALLO preferred return	$2,249	2,117	See Corporate - results of operations.
Borrower late fee income	2,247	2,431	See AGM operating segment - results of operations.
Administration/sponsor fee income	1,772	2,123	See AGM operating segment - results of operations.
Investment advisory services	1,612	1,282	See Corporate - results of operations.
Loss from ALLO voting membership interest investment	(20,213)	(13,130)	See Corporate - results of operations.
Investment activity, net	(3,577)	11,856	See Corporate - results of operations and note (a) below for additional information.
Loss from solar investments	(1,947)	(1,030)	See Corporate - results of operations.
Other	3,786	4,228
Other, net	$(14,071)	9,877
(a)    During the three months ended March 31, 2023, the Company recognized net investment losses of $3.6 million, including net losses of $0.3 million from venture capital investments recognized at Nelnet Bank, a gain of $0.8 million related to real estate investments at Corporate, and losses of $4.1 million primarily related to sales of investments in asset-backed securities (bonds) and marketable equity securities (a loss of $4.1 million recognized at Corporate and a loss of $0.5 million recognized at AGM partially offset by a gain of $0.5 million recognized at Nelnet Bank).
During the three months ended March 31, 2022, the Company recognized net investment income and gains of $11.9 million, including $7.2 million from venture capital investments (including $4.9 million recognized at Corporate, $1.9 million recognized at AGM, and $0.4 million recognized at Nelnet Bank), $4.4 million related to real estate investments at Corporate, and $0.3 million related to investments in asset-backed securities (bonds) and marketable equity securities (a loss of $0.8 million recognized at Corporate and income of $1.1 million recognized at Nelnet Bank).
The Company anticipates fluctuations in future periodic earnings resulting from investment sales and valuation adjustments.

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Servicing volume (dollars in millions):
Government	$478,402	507,653	542,398	545,546	545,373	537,291
FFELP	26,916	25,646	24,224	22,412	20,226	19,815
Private and consumer	23,702	23,433	22,838	22,461	21,866	21,484
Total	$529,020	556,732	589,460	590,419	587,465	578,590

Number of servicing borrowers:
Government	14,196,520	14,727,860	15,426,607	15,657,942	15,777,328	15,518,751
FFELP	1,092,066	1,034,913	977,785	910,188	829,939	819,791
Private and consumer	1,065,439	1,030,863	998,454	979,816	951,866	925,861
Total	16,354,025	16,793,636	17,402,846	17,547,946	17,559,133	17,264,403

Number of remote hosted borrowers:	4,799,368	5,487,943	5,738,381	6,025,377	6,135,760	5,048,324
Government Loan Servicing
Nelnet Servicing, LLC (Nelnet Servicing) and Great Lakes Educational Loan Services, Inc. (Great Lakes), both subsidiaries of the Company, are two of the current six private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The Company currently licenses its hosted servicing software to two of the six servicers for the Department.
Contract Modifications and Award
On March 22, 2023, each of Nelnet Servicing and Great Lakes received modifications of contract with an effective date of April 1, 2023 (collectively the “modifications”) from the Department. Such modifications outline the Department's amendment to the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes (the “servicing contracts”) to reduce the current prices earned by Nelnet Servicing and Great Lakes under the servicing contracts. Under the servicing contracts, Nelnet Servicing and Great Lakes earn a monthly fee from the Department for each unique borrower they service on behalf of the Department. The modifications reduce the monthly fee by $0.19 per borrower on certain borrower statuses.
The Company's current student loan servicing contracts with the Department are scheduled to expire on December 14, 2023. In 2017, the Department initiated a contract procurement process referred to as the Next Generation Financial Services Environment for a new framework for the servicing of all student loans owned by the Department. In the second quarter of 2022, the Department released a solicitation entitled Unified Servicing and Data Solution (USDS) for the new servicing framework. The Company responded to the USDS solicitation. On April 24, 2023, Nelnet Diversified Solutions, LLC (NDS), a subsidiary of the Company, received a contract award from the Department, pursuant to which NDS was selected to provide continued servicing capabilities for the Department's Office of Federal Student Aid's student aid recipients under a new USDS contract (the "New Government Servicing Contract") which will replace the existing legacy Department student loan servicing contracts that are currently scheduled to expire December 14, 2023.
The New Government Servicing Contract is effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of more than 37 million existing borrowers will be allocated by the Department to NDS and four other servicers that were awarded a USDS contract. New Department borrowers will be allocated to the USDS Servicers based on service and performance levels. Under the New Government Servicing Contract, NDS will begin immediately to make required servicing platform enhancements, for which NDS will be compensated from the Department on certain of these investments. In a press release issued on April 24, 2023 by the Department's Office of Federal Student Aid (FSA), FSA indicated that servicing under the USDS contracts will go live in 2024 and to maintain stability as the new loan servicing environment gets underway, FSA will extend the current legacy servicing contracts with the Department from December 14, 2023 to December 2024. Until servicing under the USDS contracts goes live, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contracts with the Department.

The fee structure included in the new Department servicing contracts under USDS are structurally different than the current legacy servicing contracts with the Department. The USDS servicing contracts have multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contracts is primarily based on borrower status. Assuming borrower volume remains consistent under the USDS servicing contract, the Company expects revenue earned on a per borrower blended basis will decrease under the USDS contract versus the current legacy contracts. However, consistent with the current legacy contracts, the Company expects to earn additional revenue from the Department under the USDS servicing contract for change requests, consolidations, and other support services. As discussed below, during 2023, the Company will continue to transfer the Great Lakes direct loan servicing volume to the Nelnet servicing platform. The associated cost savings with moving government borrowers to one servicing platform will be partially offset under the USDS contract as the Company will incur additional costs for cybersecurity and other system specifications as required under the new contract.
Loan Volume Transfers
In July 2021, the Pennsylvania Higher Education Assistance Agency (PHEAA) announced its exit from the federal student loan servicing business. All applicable student loans serviced for the Department by PHEAA were transferred to successor servicers. At the time of this announcement, PHEAA serviced approximately 8.5 million borrowers under its contract. As of December 31, 2021 and 2022, approximately 603,000 and 1,910,000 PHEAA borrowers, respectively, have been transitioned to the Company's platform. In addition, over this same time period, PHEAA borrowers were transferred to other servicers to which the Company provides its servicing system (remote hosted servicing customers).
Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, utilizes Nelnet Servicing's platform to service their loans for the Department. In the fourth quarter of 2022, Nelnet Servicing and Edfinancial reached an agreement on a decommission schedule transferring Edfinancial’s direct loan servicing volume to another servicing platform. As of March 31, 2023, Edfinancial was servicing 3.5 million borrowers for the Department on the Company’s platform.
In February 2023, the Department notified the Company of its intention to transfer up to one million borrowers of the Company’s existing Department servicing borrowers to another servicer, and one of the Company’s remote hosted servicing customers notified the Company the Department intends to move that customer’s servicing borrowers to a different servicing platform. As of March 31, 2023, the remote hosted servicing customer was servicing approximately 1.4 million borrowers for the Department on the Company's platform. Neither transfer decision was based on the Company’s performance.
The 2023 transfers discussed above began in the first quarter of 2023 and the Company expects the transfers to be completed by the end of the second quarter of 2023. As a result of the transfers, software services revenue for remote hosted customers and government servicing revenue will decrease in future periods as borrowers are transferred off of the Company’s platform. In addition, once all remote hosted servicing transfers are complete, there will be no active Department remote hosted servicing customers using the Company’s platform.
In addition, the Company continues to transfer the Great Lakes direct loan servicing volume to the Nelnet servicing platform (the GreatNet Federal servicing platform). The Company anticipates the transfer of active borrowers to be completed by the end of the second quarter of 2023 and decommissioning of the Great Lakes' platform to be completed by the end of 2023. Therefore, potential associated cost savings as a result of transferring direct loan servicing volume to one platform will not be recognized in operating results until 2024.
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
The Company cannot estimate how many borrowers meet the eligibility requirements and other terms and conditions for one-time debt relief under the Department's announcement. If there was a broad $10,000 or $20,000 per borrower forgiveness on all government owned loans, the Company estimates it would decrease the number of borrowers serviced (based on the borrower loan information as of March 31, 2023) by approximately 4.5 million borrowers and 7.7 million borrowers, respectively. The actual impact to the number of borrowers serviced may be less than these amounts due to annual income ceilings for borrowers to qualify for forgiveness and the impact of whether a Pell Grant was received on the amount of forgiveness for a borrower.
Revenue earned under the current Department servicing contracts will decrease in future periods if the Department's student debt relief plan or other broad based loan forgiveness is implemented.
The CARES Act
Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company receives less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. On April 6, 2022, the Department extended the student loans payment pause under the CARES Act from May 1, 2022 to August 31, 2022, and on August 24, 2022, the Department extended such payment pause from August 31, 2022 to December 31, 2022. On November 22, 2022, the Department again extended such payment pause until 60 days following the date the Department is permitted to implement the debt relief program or the litigation initiated by other parties is resolved. If the debt relief program has not been implemented and the litigation has not been resolved by June 30, 2023, borrower forbearances will end 60 days after June 30, 2023, and payments will resume within 60 days after that (on or before October 28, 2023). Prior to the April 2022 extension (during the fourth quarter of 2021 and first quarter of 2022), the Company earned additional revenue from the Department based on incremental work, including outbound engagement, being performed by the Company to support the anticipated Department borrowers coming out of forbearance. Effective May 1, 2022, the Department increased the monthly per borrower CARES Act forbearance rate paid to its servicers to compensate them for supplemental outreach to certain borrowers and to support the transition of borrowers back to repayment. Once borrowers transition back to repayment under the legacy government contracts, the Company anticipates revenue per borrower from the Department will increase from the current CARES Act levels.
Reduction in Staff
On January 18, 2023, the Company announced a reduction in staff to manage excess staff capacity due to delays in the government's student debt relief and return to repayment programs under the CARES Act (as discussed above). Approximately 350 associates who were hired within the prior six months were laid off with a 60 day notice period and approximately 210 associates were immediately terminated for performance.
On March 23, 2023, the Company announced a reduction in staff due to the March 2023 government servicing contract price modifications (as discussed above) and the notification by the Department in February 2023 of its intention to transfer up to one million borrowers of the Company's existing Department servicing borrowers to another servicer (as discussed above). Approximately 550 associates who work in LSS, including some in related shared services areas that support LSS, were notified their positions were being eliminated. The Company estimates incurring a charge of $4.3 million related to the staff reductions, of which $2.7 million was recognized in the first quarter of 2023. The remaining expense will be incurred primarily during the second quarter of 2023.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2023	2022	Additional information
Net interest income	$1,037	43	Increase in 2023 compared with 2022 was due to higher interest rates.
Loan servicing and systems revenue	139,227	136,368	See table below for additional information.
Intersegment servicing revenue	7,790	8,480
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease in 2023 compared with 2022 was due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	608	740	Represents revenue earned from providing administrative support and marketing services.
Total other income	147,625	145,588
Salaries and benefits	84,560	91,972
Decrease in 2023 compared with 2022 was due to the Company being fully staffed with contact center operations and support associates in 2022 in preparation for the resumption of federal student loan payments and other activities after the CARES Act suspension. See “Government Loan Servicing - The CARES Act” above for additional details. In addition, the Company reduced staff in January and March 2023. See "Reduction in Staff" above for additional details.

Depreciation and amortization	4,513	4,954

Other expenses	13,313	16,213
Decrease in 2023 compared with 2022 was due to a decrease in professional fees and facility costs. Over the last year, the Company has reduced its office space as a large number of employees continue to work from home.

Intersegment expenses	21,057	20,398	Represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	123,443	133,537
Income before income taxes	25,219	12,094
Income tax expense	(6,053)	(2,903)	Represents income tax expense at an effective tax rate of 24%.
Net income	$19,166	9,191
Before tax operating margin	17.1%	8.3%
Before tax operating margin represents before tax operating profitability as a percentage of revenue, and for LSS is calculated as income before income taxes divided by the total of loan servicing and systems revenue, intersegment servicing revenue, and other income revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before tax operating margin increased in 2023 compared with 2022 due to a decrease in operating expenses as described above.

Loan servicing and systems revenue

	Three months ended March 31,
	2023	2022	Additional information
Government loan servicing	$108,880	109,125
Represents revenue from the Company's Department servicing contracts. Decrease in 2023 compared with 2022 was due to (i) the recognition of $6.7 million of revenue in the first quarter of 2022 for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers; and (ii) the recognition of $10.5 million of revenue in the first quarter of 2022 related to the discharge of borrowers under the Total and Permanent Disability (TPD) discharge program (the Company earns revenue per each borrower that satisfies the requirements for their loan to be discharged under the TPD discharge program). These decreases were partially offset by (i) an increase in the number of PHEAA borrowers serviced on the Company's servicing platform; (ii) a per borrower CARES Act forbearance rate increase on May 1, 2022; and (iii) a per borrower rate increase on September 1, 2022 (5.0%) to reflect the increase in the cost of labor (Employment Cost Index) per the provisions of the contracts. Effective April 1, 2023, the monthly fee earned per borrower on certain borrower statuses will be reduced by $0.19. See “Government Loan Servicing - Contract Modifications and Award" above for additional details.

Private education and consumer loan servicing	12,164	12,873	Decrease in 2023 compared with 2022 was due to a decrease in servicing volume and client requested enhanced delinquency services.
FFELP loan servicing	3,368	4,248
Decrease in 2023 compared with 2022 was due to a decrease in the number of borrowers serviced. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. Since late 2021, the Company has experienced accelerated run-off of its FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of borrower relief under the CARES Act and initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs.

Software services	9,697	7,400	Increase in 2023 compared with 2022 was due to an increase in remote hosted borrowers and an increase in rates. Software services revenue from Department remote hosted servicing customers will be adversely impacted in future periods. See “Government Loan Servicing - Loan Volume Transfers” above for additional details.
Outsourced services	5,118	2,722
Represents primarily revenue to provide contact center and back office operational outsourcing services. Increase in 2023 compared with 2022 was due to additional outsourced opportunities, including assisting existing Department servicers as operations transition from exiting servicers.

Loan servicing and systems revenue	$139,227	136,368

EDUCATION TECHNOLOGY, SERVICES, AND PAYMENT PROCESSING OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2022 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and before tax operating margin are higher in the first quarter compared with the remainder of the year.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2023	2022	Additional information
Net interest income	$6,036	339	Represents interest income on tuition funds held in custody for schools. Increase in 2023 compared with 2022 was due to higher interest rates.
Education technology, services, and payment processing revenue	133,603	112,286	See table below for additional information.
Intersegment revenue	56	3
Total other income	133,659	112,289
Cost of services	47,704	35,545	See table below for additional information.
Salaries and benefits	37,913	31,286	Increase in 2023 compared with 2022 was due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	2,578	2,315	Represents primarily amortization of intangible assets from prior business acquisitions.
Other expenses	8,063	5,764
Increase in 2023 compared with 2022 was due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies. Increase was also due to an increase in costs for travel and in-person hosted conferences that previously subsided due to the COVID pandemic.

Intersegment expenses, net	5,800	4,605	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	54,354	43,970
Income before income taxes	37,637	33,113
Income tax expense	(9,066)	(7,947)	Represents income tax expense at an effective tax rate of 24%.
Net income	28,571	25,166
Net loss attributable to noncontrolling interests	138	—	Amounts for noncontrolling interests reflect the net loss attributable to the holders of minority membership interests in NextGen, of which the Company became the majority owner on April 30, 2022.
Net income	$28,709	25,166

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,
	2023	2022	Additional information
Tuition payment plan services	$34,187	30,716	Increase in 2023 compared with 2022 was due to a higher number of payment plans in the K-12 and higher education market.
Payment processing	44,041	38,071	Increase in 2023 compared with 2022 was due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology and services	54,787	43,251
Increase in 2023 compared with 2022 was due to an increase in revenue from the Company’s school information system software, enrollment and communication services, the NextGen acquisition completed in April 2022, and FACTS Education Solutions instructional and professional development services. FACTS Education Solutions instructional services revenue was the largest component of this increase, driven by the Emergency Assistance to Non-Public Schools (EANS) program which provides funds to non-public schools through September 2024 to address the impact COVID-19 has had or continues to have on students and teachers.

Other	588	248
Education technology, services, and payment processing revenue	133,603	112,286
Cost of services	47,704	35,545
Represents costs relating to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and were the primary driver of the increase in 2023 compared with 2022 due to the increase in instructional services resulting from the EANS program as noted above.

Net revenue	$85,899	76,741
GAAP before tax operating margin	43.8%	43.1%
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
Before tax operating margin, excluding net interest income, decreased in 2023 compared with 2022 due to investments in (i) the development of new services and technologies; and (ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues. The Company anticipates before tax operating margin, excluding net interest income, will be impacted over the next several years as it continues to invest in these areas.

Net interest income	(7.0)	(0.4)
Non-GAAP before tax operating margin, excluding net interest income	36.8%	42.7%

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2023, the AGM operating segment had a $13.5 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of March 31, 2023 and December 31, 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended March 31,
	2023	2022
Beginning balance	$14,169,771	17,441,790
Loan acquisitions:
Federally insured student loans	2,980	10,202
Private education loans	—	1,026
Consumer and other loans	250,706	18,522
Total loan acquisitions	253,686	29,750
Repayments, claims, capitalized interest, participations, and other, net	(410,239)	(447,140)
Loans lost to external parties	(268,696)	(387,648)
Loans sold	(261,902)	(18,125)
Ending balance	$13,482,620	16,618,627
The Company has also purchased partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2023, the Company’s ownership correlates to approximately $585 million, $590 million, and $370 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
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
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status and delinquency amounts for each of AGM's loan portfolios as of March 31, 2023 and December 31, 2022; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2023 and 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended March 31,
	2023	2022
Variable loan yield, gross	7.12%	2.75%
Consolidation rebate fees	(0.81)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization	0.05	0.03
Variable loan yield, net	6.36	1.93
Loan cost of funds - interest expense	(5.53)	(1.09)
Loan cost of funds - derivative settlements (a) (b)	0.03	0.01
Variable loan spread	0.86	0.85
Fixed rate floor income, gross	0.03	0.68
Fixed rate floor income - derivative settlements (a) (c)	0.68	(0.08)
Fixed rate floor income, net of settlements on derivatives	0.71	0.60
Core loan spread	1.57%	1.45%

Average balance of AGM's loans	$13,991,241	17,208,909
Average balance of AGM's debt outstanding	13,364,876	16,773,698
(a)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2023 and 2022 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended March 31,
	2023	2022
Core loan spread	1.57%	1.45%
Derivative settlements (1:3 basis swaps)	(0.03)	(0.01)
Derivative settlements (fixed rate floor income)	(0.68)	0.08
Loan spread	0.86%	1.52%
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
-0.45%
Core and Variable Loan Spreads
Asset / Liability Base Rate Spread
1.45%
1.61%
1.58%
1.77%
1.57%
(0.01%)
(0.16%)
(0.36%)
(0.39%)
(0.31%)
0.85%
1.06%
1.09%
1.11%
0.86%
Q1 22
Q2 22
Q3 22
Q4 22
Q1 23
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
Variable loan spread increased during the three months ended March 31, 2023 compared with the same period in 2022 due to a narrowing of the basis between the asset and debt indices in which the Company earns interest on its loans and funds such loans (as reflected in the table above). In an increasing interest rate environment, student loan spread on FFELP loans increases due to the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest resets on the Company's debt that occurs either monthly or quarterly.
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
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended March 31,
	2023	2022
Fixed rate floor income, gross	$1,110	28,993
Derivative settlements (a)	22,478	(3,205)
Fixed rate floor income, net	$23,588	25,788
Fixed rate floor income contribution to spread, net	0.71%	0.60%

(a)    Derivative settlements consist of net settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three months ended March 31, 2023 compared with the same period in 2022 was due to higher interest rates in 2023 compared with 2022.

The Company had a portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. The increase in net derivative settlements received by the Company during the three months ended March 31, 2023, compared with net derivative settlements paid during the same period in 2022, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.
The Company's derivatives that hedge fixed rate floor income are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default. Through March 15, 2023, the Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value of the fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements. To minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income. As a result of the Company terminating these derivatives, there will be no derivative settlements on these derivatives in future periods.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2023	2022	Additional information
Net interest income after provision for loan losses	$13,663	73,459	See table below for additional analysis.
Other income, net	2,845	6,511
Represents primarily borrower late fees, income from providing administration activities for third parties, and income from AGM's investment in a joint venture. Decrease in 2023 compared with 2022 was primarily due to the recognition of a $0.1 million loss in the first quarter of 2023 compared with $1.9 million of income for the same period in 2022 related to its investment in the joint venture.

Gain on sale of loans, net	11,812	2,989	The Company sold $261.9 million (par value) and $18.1 million (par value) of loans to unrelated third parties in 2023 and 2022, respectively, and recognized net gains from such sales.
Derivative settlements, net	23,337	(2,809)
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below. The majority of derivative settlements received in 2023 was from the Company's derivatives used to hedge loans earning fixed rate floor income. This entire derivative portfolio was terminated on March 15, 2023 to minimize the Company's exposure to market volatility. As such, there will be no derivative settlements received on these derivatives in future periods.

Derivative market value adjustments, net	(37,411)	145,734
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during 2023 and 2022 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. The entire portfolio of floor income interest rate swaps was terminated on March 15, 2023 to minimize the Company's exposure to market volatility. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income (expense)	583	152,425
Salaries and benefits	755	591
Other expenses	5,016	3,033	Represents primarily servicing fees paid to third parties. Also includes certain professional and legal fees. Increase in 2023 compared with 2022 was due to incurring additional professional fees as the Company actively expands into new asset loan classes.
Intersegment expenses	8,696	8,831	Represents fees paid to LSS for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	14,467	12,455
Total operating expenses were 41 basis points and 29 basis points of the average balance of loans for the three months ended March 31, 2023 and 2022, respectively. The increase in operating expenses as a percent of the average balance of loans in 2023 compared with 2022 was due to an increase in certain professional costs as discussed above.

(Loss) income before income taxes	(221)	213,429
Income tax benefit (expense)	53	(51,223)	Represents income tax expense at an effective tax rate of 24%.
Net (loss) income	$(168)	162,206
Additional information:
Net (loss) income	$(168)	162,206	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	37,411	(145,734)
Tax effect	(8,979)	34,976
Net income, excluding derivative market value adjustments	$28,264	51,448

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,
	2023	2022	Additional information
Variable interest income, gross	$246,594	115,753	Increase in 2023 compared with 2022 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(28,399)	(36,771)	Decrease in 2023 compared with 2022 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,607	1,459	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	219,802	80,441
Interest on bonds and notes payable	(182,063)	(45,209)	Increase in 2023 compared with 2022 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	859	396	Derivative settlements include the net settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	38,598	35,628
Fixed rate floor income, gross	1,110	28,993	Decrease in 2023 compared with 2022 was due to higher interest rates.
Derivative settlements, net (a)	22,478	(3,205)
Derivative settlements include the settlements received (paid) related to the Company's floor income interest rate swaps. The increase in net derivative settlements received by the Company during 2023, compared with net derivative settlements paid during 2022, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding. The entire portfolio of floor income interest rate swaps was terminated on March 15, 2023 to minimize the Company's exposure to market volatility. As such, there will be no derivative settlements received on these derivatives in future periods.

Fixed rate floor income, net of settlements on derivatives	23,588	25,788
Core loan interest income (a)	62,186	61,416
Investment interest	13,807	9,164	Increase in 2023 compared with 2022 was due to an increase of interest earned on restricted cash due to higher rates.
Intercompany interest	(7,135)	(794)	Increase in 2023 compared with 2022 was due to an increase in the balance of borrowings and higher rates.
(Provision) negative provision for loan losses - federally insured loans	(2,411)	2,748
The Company has recognized provision for loan losses during the three months ended March 31, 2023 due to management's estimate of declining economic conditions, as well as establishing an initial allowance for loans acquired during the period.

For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

(Provision) negative provision for loan losses - private education loans	(240)	400
(Provision) for loan losses - consumer and other loans	(29,207)	(2,284)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$37,000	70,650	Decrease in 2023 compared with 2022 was due to (i) a decrease in the average balance of loans; and (ii) an increase in provision for loan losses. These items were partially offset by (i) an increase in core loan spread; and (ii) an increase in investment interest income.
(a)    Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (a) to the table immediately under the caption “Loan Spread Analysis” above. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2023 and 2022 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.
Subsequent Event
Subsequent to the end of the first quarter, in April 2023, the Company redeemed $188.6 million of FFELP loan asset-backed securities (bonds and notes payable) prior to their legal maturity. The remaining unamortized debt discount associated with these bonds at the time of redemption was written-off, resulting in a $25.9 million non-cash expense recognized in April 2023.

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of March 31, 2023, Nelnet Bank had a $439.0 million loan portfolio, consisting of $355.7 million of private education loans, $63.4 million of FFELP loans, and $19.9 million of consumer and other loans.
For a summary of the allowance as a percentage of the ending balance and loan status, delinquency amounts, and other key credit quality indicators of each of Nelnet Bank's loan portfolios as of March 31, 2023 and December 31, 2022; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2023 and 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended March 31,
	2023	2022
Beginning balance	$419,795	257,901
Loan originations:
Private education loans	14,226	130,342
Consumer and other loans	19,632	—
Total loan originations	33,858	130,342
Repayments	(14,529)	(18,394)
Sales to AGM	(117)	(1,592)
Ending balance	$439,007	368,257
Deposits
As of March 31, 2023, Nelnet Bank had $869.8 million of deposits. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other saving deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and commercial and institutional CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
Nelnet Bank’s deposits include $194.0 million from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and NBS custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended March 31, (a)
	2023		2022
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$64,655	5.93%	$85,266	1.42%
Private education loans	355,698	3.61	228,934	2.91
Consumer and other loans	7,308	12.30	—	—
Cash and investments	540,513	5.95	265,101	1.66
Total interest-earning assets	968,174	5.14%	579,301	2.12%
Non-interest-earning assets	9,323		15,275
Total assets	$977,497		$594,576
Average liabilities and equity
Brokered deposits	$205,411	1.39%	$144,527	1.20%
Intercompany deposits	187,872	4.96	70,576	0.20
Retail and other deposits	452,008	3.78	269,027	0.59
Total interest-bearing liabilities	845,291	3.46%	484,130	0.72%
Non-interest-bearing liabilities	5,608		6,427
Equity	126,598		104,019
Total liabilities and equity	$977,497		$594,576
(a) Calculated using average daily balances.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2023	2022	Additional information
Total interest income	$12,259	3,030	Represents interest earned on loans, cash, and investments. Increase in 2023 compared with 2022 was due to an increase of these balances and interest rates.
Interest expense	7,214	856	Represents interest expense on deposits. Increase in 2023 compared with 2022 was due to an increase of deposits and interest rates.
Net interest income	5,045	2,174
Provision for loan losses	2,417	429
Increase in provision for loan losses was due to the mix of loans, including the mix of loans originated in 2023 compared with 2022, and management's estimate of declining economic conditions. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Net interest income after provision for loan losses	2,628	1,745
Other income	210	1,500	Represents primarily income and net gains from investments.
Salaries and benefits	2,064	1,554	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase in 2023 compared with 2022 was due to the overall growth of Nelnet Bank activities.
Depreciation	5	3
Other expenses	782	682
Intersegment expenses	80	45
Represents primarily servicing costs paid to LSS. Certain shared service and support costs incurred by the Company to support Nelnet Bank are not and will not be reflected as part of Nelnet Bank through 2023 (when the bank’s de novo period will end). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank’s operating segment were $1.7 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

Total operating expenses	2,931	2,284
(Loss) income before income taxes	(93)	961
Income tax benefit (expense)	35	(223)	Represents income tax benefit (expense) at an effective tax rate of 37.4% and 23.2% for the three months ended March 31, 2023 and 2022, respectively.
Net (loss) income	$(58)	738

CORPORATE AND OTHER ACTIVITIES – RESULTS OF OPERATIONS
Other business activities and operating segments that are not reportable are combined and included in Corporate and Other Activities (“Corporate”). The following table summarizes the operating results of these activities.
Income taxes are allocated based on 24% of income (loss) before taxes for each activity. The difference between the Corporate income tax expense and the sum of taxes calculated for each activity is included in income taxes in “other” in the table below.
Summary and Comparison of Operating Results

			Nelnet Renewable Energy (c)
	Shared services (a)	WRCM (b)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (d)	Real estate investments (e)	Venture capital investments (f)	Interest income/expense, net (g)	Other	Total
	Three months ended March 31, 2023
Interest income	$—	2	—	41	—	141	670	20,237	108	21,199
Interest expense	—	—	—	(273)	—	—	—	(11,977)	(68)	(12,318)
Net interest income	—	2	—	(232)	—	141	670	8,260	40	8,881
Solar construction revenue	—	—	—	8,651	—	—	—	—	—	8,651
Other, net	626	1,612	(1,948)	44	(17,864)	800	67	(3,941)	2,870	(17,734)
Cost to provide solar construction services	—	—	—	(8,299)	—	—	—	—	—	(8,299)
Salaries and benefits	(23,384)	(56)	(1,007)	(1,196)	(30)	(81)	(177)	—	(1,488)	(27,419)
Depreciation and amortization	(8,830)	—	—	(617)	—	(6)	—	—	(78)	(9,531)
Other expenses	(10,566)	(81)	(821)	(948)	12	(16)	(165)	(2,218)	1,192	(13,611)
Intersegment expenses, net	29,165	(3)	15	(513)	—	(95)	(10)	(97)	(675)	27,787
Income (loss) before income taxes	(12,989)	1,474	(3,761)	(3,110)	(17,882)	743	385	2,004	1,861	(31,275)
Income tax (expense) benefit	3,117	(319)	206	610	4,292	(180)	(92)	(481)	(372)	6,781
Net (income) loss attributable to noncontrolling interests	—	(146)	2,903	569	—	6	—	—	—	3,332
Net income (loss)	$(9,872)	1,009	(652)	(1,931)	(13,590)	569	293	1,523	1,489	(21,162)

	Three months ended March 31, 2022
Interest income	$—	—	—	—	—	289	—	3,603	100	3,992
Interest expense	—	—	—	—	—	—	—	(1,745)	(281)	(2,026)
Net interest income	—	—	—	—	—	289	—	1,858	(181)	1,966
Solar construction revenue	—	—	—	—	—	—	—	—	—	—
Other, net	689	1,281	(869)	—	(11,014)	4,472	4,902	(864)	2,528	1,125
Cost to provide solar construction services	—	—	—	—	—	—	—	—	—	—
Salaries and benefits	(21,868)	(55)	(258)	—	(84)	(110)	(239)	—	(1,398)	(24,012)
Depreciation and amortization	(9,615)	—	—	—	—	—	—	—	(69)	(9,684)
Other expenses	(12,261)	(100)	(102)	—	(24)	(2)	(23)	(449)	(843)	(13,804)
Intersegment expenses, net	25,755	(3)	(3)	—	—	(95)	—	(56)	(202)	25,396
Income (loss) before income taxes	(17,300)	1,123	(1,232)	—	(11,122)	4,554	4,640	489	(165)	(19,013)
Income tax (expense) benefit	4,152	(243)	(153)	—	2,669	(1,092)	(1,114)	(117)	2,496	6,598
Net (income) loss attributable to noncontrolling interests	—	(112)	1,869	—	—	(6)	—	—	10	1,761
Net income (loss)	$(13,148)	768	484	—	(8,453)	3,456	3,526	372	2,341	(10,654)

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
(b)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. During the three months ended March 31, 2023 and 2022, WRCM earned $1.6 million and $1.3 million in management fees, respectively. Fees earned by WRCM are included in "other, net" in the table above.
(c)    Nelnet Renewable Energy, which includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar development. As of March 31, 2023, the Company has invested a total of $294.4 million (which includes $115.9 million syndicated to third-party investors) in solar tax equity investments. Due to the management and control of each of these investment partnerships, the tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as non-controlling interests.
Included in tax equity investments is the Company's share of income or loss from solar investments under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. During the three months ended March 31, 2023 and 2022, Nelnet Renewable Energy recognized losses of $1.9 million and $1.0 million, respectively, on its tax equity investments. These losses, which include losses attributable to third-party noncontrolling interest investors, are included in “other, net” in the table above. Solar losses attributable to third-party noncontrolling interest investors was $2.7 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, and are reflected in “net (income) loss attributable to noncontrolling interests” in the table above.
Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, which is included in "other, net" in the table above.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. Accordingly, the Company has begun to execute a multi-faceted approach to originate, acquire, finance, own, and manage these assets. As part of this strategy, on July 1, 2022, the Company acquired 80% of the ownership interest in two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC (GRNE) and ENRG-Nelnet, LLC (ENRG) (collectively referred to as “GRNE Solar”).
(d)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interest in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO") under the HLBV method of accounting. During the three months ended March 31, 2023 and 2022, the Company recognized losses of $20.2 million and $13.1 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment. These amounts are reflected in “other, net” in the table above.
As of March 31, 2023, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $145.9 million and $2.2 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. During the three months ended March 31, 2023 and 2022, the Company recognized income on its ALLO preferred membership interests of $2.2 million and $2.1 million, respectively. These amounts are reflected in “other, net” in the table above.
(e)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. During the three months ended March 31, 2023 and 2022, the Company recognized $0.8 million and $4.4 million, respectively, in net income and gains from its real estate investments, which is included in “other, net” in the table above.
(f)    Represents the operating results of the Company’s venture capital investments and the administrative costs to manage this portfolio. During the three months ended March 31, 2022, the Company recognized $4.9 million in net income and gains on venture capital investments, which is included in “other, net” in the table above.
(g)    Represents interest income earned on cash and investment debt securities (primarily student loan and other asset-backed securities), interest expense incurred on unsecured and certain other corporate related debt transactions, unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments and facilities. During the three months ended March 31, 2023 and 2022, the Company recognized losses of $4.1 million and $0.8 million, respectively, on its marketable equity and investment debt securities, which are included in “other, net” in the table above. During the three months ended March 31, 2023, the Company recognized $1.8 million in fees owed on collateral deposits with its derivative third-party clearinghouse as the result of an increase in collateral deposit balances and interest rates, which is included in “other expenses” in the table above. Fees owed on collateral deposits with its derivative third-party clearinghouse were insignificant for the three months ended March 31, 2022.

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
Sources of Liquidity
As of March 31, 2023, the Company's sources of liquidity included:

Cash and cash equivalents	$187,574
Less: Cash and cash equivalents held at Nelnet Bank (1)	(7,721)
Net cash and cash equivalents	179,853

Available-for-sale (AFS) debt securities (investments) - at fair value	1,070,703
Less: AFS debt securities held at Nelnet Bank - at fair value (1)	(388,233)
AFS debt securities serving as collateral on participation agreement - at fair value (2)	(289,086)
AFS debt securities serving as collateral on repurchase agreements - at fair value (3)	(294,590)
AFS restricted debt securities - at fair value	(15,910)
Unencumbered AFS debt securities (investments) - at fair value	82,884

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	285,401

Repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (4)	397,826
Less: Repurchased Nelnet issued asset-backed debt securities serving as collateral on repurchase agreements - at par	(197,500)
Unencumbered repurchased Nelnet issued asset-backed debt securities - at par	200,326

Unused capacity on unsecured line of credit (5)	495,000

Sources of liquidity as of March 31, 2023	$1,243,464
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
(5) The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of March 31, 2023, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use. The line of credit agreement contains certain financial covenants, including limitations on recourse indebtedness to adjusted EBITDA (over the last four rolling quarters). Of the $495.0 million availability, approximately $260 million was available for purposes other than reducing existing recourse debt due to the limitations on recourse indebtedness to adjusted EBITDA financial covenant.
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
Cash Flows
The Company has historically generated positive cash flow from operations. During the three months ended March 31, 2023 and 2022, the Company generated $122.8 million and $275.3 million, respectively, in cash from operating activities. The decrease in 2023 compared with 2022 was due to:
•A decrease in net income;
•Payments to the Company's clearinghouse for margin payments on derivatives for the three months ended March 31, 2023 compared with proceeds received in 2022; and
•Adjustments to net income for the impact of the non-cash change in deferred income taxes.
These factors were partially offset by:
•Proceeds from termination of derivative instruments in 2023;
•Adjustments to net income for derivative market value adjustments, the impact of provision for loan losses, and loss on investments; and
•The impact of changes to accounts receivable during the three months ended March 31, 2023 compared with the same period in 2022.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, and repayment of loans and the purchase and sale of available-for-sale securities. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and Nelnet Bank deposits used to fund loans. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2023 was $723.9 million and $1,306.3 million, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2022 was $603.1 million and $895.1 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2023
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$11,774,925	8/26/30 - 9/25/69
FFELP, private education, and consumer loan warehouse facilities	1,049,679	12/31/23 - 11/14/25
	$12,824,604

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
As of March 31, 2023, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.43 billion as detailed below.

The forecasted cash flow presented below includes all loans, the majority of which are federally insured student loans, funded in asset-backed securitizations as of March 31, 2023. As of March 31, 2023, AGM had $12.1 billion of loans included in asset-backed securitizations, which represented 89.5% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, loans acquired subsequent to March 31, 2023, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.43 billion
(dollars in millions)

$300
$250
$200
$150
$100
$50
$-
$280
$220
$205
$120
$100
$60
$50
$80
$50
$95
$30
$45
$40
$55
2023 (Q2-Q4)
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036 and after

The forecasted future undiscounted cash flows of approximately $1.43 billion include approximately $0.89 billion (as of March 31, 2023) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.54 billion, or approximately $0.41 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's March 31, 2023 balance of consolidated shareholders' equity.
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

Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could significantly increase prepayments. See Part I, Item 1A, "Risk Factors - Loan Portfolio - Prepayments risk" in the Company's 2022 Annual Report for additional information related to risks associated with loan prepayments.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.11 billion	$1.32 billion
4x	$0.25 billion	$1.18 billion
10x	$0.48 billion	$0.95 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.89 billion (as of March 31, 2023); however, the Company would not receive the $0.54 billion ($0.41 billion after tax) of estimated future earnings from the portfolio.
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
In addition, LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the forecasted cash flows from the Company's asset-backed securitizations. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2022 Annual Report.
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements.
The Company has a FFELP warehouse facility that, as of March 31, 2023, had an aggregate maximum financing amount available of $1.25 billion, of which $919.3 million was outstanding and $330.7 million was available for additional funding. The warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 22, 2023). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 22, 2024). As of March 31, 2023, the Company had $62.8 million advanced as equity support on this facility.
On April 3, 2023, the Company obtained an additional FFELP warehouse facility that has an aggregate maximum financing amount available of $250.0 million. This warehouse facility's liquidity provisions expire on April 2, 2024 and has a final maturity date of April 2, 2025.

As of March 31, 2023, the Company's private education warehouse facility had an outstanding balance of $47.9 million, liquidity provisions through June 30, 2023, a final maturity of December 31, 2023, and $19.4 million was advanced as equity support. No additional amounts can be borrowed under this facility.
The Company also has a consumer loan warehouse facility that, as of March 31, 2023, had an aggregate maximum financing amount available of $250.0 million, an advance rate of 70%, liquidity provisions through November 14, 2024, and a final maturity date of November 14, 2025. As of March 31, 2023, $82.4 million was outstanding under this facility, $167.6 million was available for future funding, and the Company had $35.2 million advanced as equity support.
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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments and notes receivable" and as of March 31, 2023, the fair value of these bonds was $294.6 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, of which a portion of the proceeds from such agreements were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
In addition, as discussed above, the Company has repurchased certain of its own asset-backed securities in the secondary market that serve as collateral on amounts outstanding under the Company's repurchase agreements.
As of March 31, 2023, $433.0 million was outstanding on the Company's repurchase agreements, of which $274.0 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement and $159.0 million was borrowed to fund repurchased FFELP loan asset-backed securities. The repurchase agreements have various maturity dates (as of March 31, 2023) from April 6, 2023 through November 27, 2024, but one of the agreements is subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. Subsequent to March 31, 2023, the maturities on these agreements were extended, and as of May 8, 2023, the maturity dates vary from May 26, 2023 through November 27, 2024. The Company is required to pay additional cash in the event the fair value of the securities subject to a repurchase agreement becomes less than the original purchase price of such securities.

Upon termination or expiration of the repurchase agreements, the Company would use cash and/or cash proceeds from its unsecured line of credit, consider the sale of assets (subject to any restrictions described above), or transfer collateral to satisfy any outstanding obligations subject to the repurchase agreements.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2023, $684.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the three months ended March 31, 2023.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended March 31, 2023 with a leverage ratio of 12.6%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Nelnet Bank has a portfolio of asset-backed securities investments that were accounted for and classified as available-for-sale. Accordingly, these securities were carried at fair value, with the changes in fair value, net of taxes, carried as a separate component of equity. To reduce Nelnet Bank's market exposure related to decreases in fair value on these investments, on March 31, 2023, securities at Nelnet Bank with a fair value of $149.2 million were transferred from available for sale to held to maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of March 31, 2023 includes pre-tax unrealized losses of $3.7 million related to the transfer. These unrealized losses will be amortized, consistent with the amortization of any discounts on such securities, over the remaining lives of the respective securities as an adjustment of yield.
Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.
Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments. Through March 31, 2023, the Company has invested a total of $294.4 million (which includes $115.9 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships. These investments provide a federal income tax credit under the Internal Revenue Code, equaling either 26% or 30% of the eligible project costs, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital committed to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of March 31, 2023, the Company is committed to fund an additional $220.3 million on tax equity investments, of which $141.4 million is expected to be provided by syndication partners.
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
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of March 31, 2023, the outstanding preferred membership interests of ALLO held by the Company was $145.9 million that earns a preferred annual return of 6.25%.
Agreements among the Company, SDC (a third-party global digital infrastructure investor), and ALLO provide that they will use commercially reasonable efforts (which excludes requiring ALLO to raise any additional equity financing or sell any assets) to cause the redemption, on or before April 2024, the non-voting preferred membership interests in ALLO held by the Company, plus the amount of accrued and unpaid preferred return on such interests. However, if the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25% to 10.00%. As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. As of March 31, 2023 the estimated fair value of the contingent payment is $7.6 million.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained third-party debt financing to fund a large portion of its current growth plans, the Company contributed $8.4 million of additional equity to ALLO in the first quarter of 2023. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change. Based on ALLO's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to ALLO in future periods.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity.
All over-the-counter derivative contracts executed by the Company are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default. Through March 15, 2023, the

Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value as of March 15, 2023 of the derivatives used to hedge loans earning fixed rate floor income of $183.2 million, which included $19.1 million related to current period settlements. To minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives).
Based on the remaining derivative portfolio outstanding as of March 31, 2023, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of March 31, 2023, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. The line of credit agreement contains certain financial covenants, including limitations on recourse indebtedness to adjusted EBITDA (over the last four rolling quarters). Of the $495.0 million availability, approximately $260 million was available for purposes other than reducing existing recourse debt due to the limitations on recourse indebtedness to adjusted EBITDA financial covenant. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of March 31, 2023, $311.8 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. No shares were repurchased under this program during the first quarter of 2023. As of March 31, 2023, 4,467,021 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
During the first quarter of 2023, the Company repurchased 36,513 shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. These repurchased shares are excluded from the Company's repurchase program. See "Stock Repurchases" under Part II, Item 2 of this report.
Dividends
On March 15, 2023, the Company paid a first quarter 2023 cash dividend on the Company's Class A and Class B common stock of $0.26 per share. In addition, the Company's Board of Directors has declared a second quarter 2023 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.26 per share. The second quarter cash dividend will be paid on June 15, 2023 to shareholders of record at the close of business on June 1, 2023.
The Company plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 3 of the notes to consolidated financial statements included in the Company’s 2022 Annual Report includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.

On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2022 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three months ended March 31, 2023 and 2022, see the caption “Activity in the Allowance for Loan Losses” in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2022.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,038,386	7.7%	$1,339,900	9.5%
Variable-rate loan assets	12,444,234	92.3	12,829,871	90.5
Total	$13,482,620	100.0%	$14,169,771	100.0%

Fixed-rate debt instruments	$570,787	4.5%	$617,083	4.5%
Variable-rate debt instruments	12,253,817	95.5	13,199,327	95.5
Total	$12,824,604	100.0%	$13,816,410	100.0%
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
No variable-rate floor income was earned by the Company in 2023 or 2022.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended March 31,
	2023	2022
Fixed rate floor income, gross	$1,110	28,993
Derivative settlements (a)	22,478	(3,205)
Fixed rate floor income, net	$23,588	25,788
(a)    Derivative settlements consist of settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.

Gross fixed rate floor income decreased for the three months ended March 31, 2023 compared with the same period in 2022 due to higher interest rates in 2023 compared with 2022.
The Company had a portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. The increase in net derivative settlements received by the Company during the three months ended March 31, 2023, compared with net derivative settlements paid during the same period in 2022, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative portfolio.
The Company's derivatives that hedge fixed rate floor income are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default. Through March 15, 2023, the Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value of the fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements. To minimize the Company's exposure to market volatility, on March 15, 2023, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income. As a result of terminating these derivatives, there will be no derivative settlements received on these derivatives in future periods.
The following graph depicts fixed rate floor income for a borrower with a fixed rate of 6.75% and a SAP rate of 2.64%:
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2023.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
7.0 - 7.49%	7.38%	4.74%	$14,294
7.5 - 7.99%	7.73%	5.09%	124,236
8.0 - 8.99%	8.18%	5.54%	339,275
> 9.0%	9.05%	6.41%	131,116
			$608,921
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2023, the weighted average estimated variable conversion rate was 5.62% and the short-term interest rate was 470 basis points.

AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2023.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a)	Daily	$12,099,443	—
3 month H15 financial commercial paper	Daily	432,655	—
3 month Treasury bill	Daily	399,461	—
1 month LIBOR	Monthly	—	7,612,093
3 month LIBOR (a)	Quarterly	—	3,431,852
Asset-backed commercial paper (b)	Varies	—	919,337
Fixed rate	—	—	548,642
Auction-rate (c)	Varies	—	142,385
Other (d)	—	1,315,962	1,593,212
		$14,247,521	14,247,521
(a)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2023.

Maturity	Notional amount (i)
2024	$1,750,000
2026	1,150,000
2027	250,000
$3,150,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2023 was one-month LIBOR plus 10.1 basis points.
(b)    The interest rate on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates.
(c)    As of March 31, 2023, the Company was sponsor for $142.4 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP loan asset-backed securitizations and warehouse facility.
LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2022 Annual Report for additional information.

Sensitivity Analysis
The following tables summarize the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on AGM’s assets and liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant. In addition, a sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index. The sensitivity analysis was performed on AGM’s variable rate assets (including loans earning fixed rate floor income) and liabilities.

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2023
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$772	2.5%	$4,403	14.1%	$76	0.2%	$3,650	11.7%
Impact of derivative settlements (a)	—	—	—	—	—	—	—	—
Increase in net income before taxes	$772	2.5%	$4,403	14.1%	$76	0.2%	$3,650	11.7%
Increase in basic and diluted earnings per share	$0.02		$0.09		$0.00		$0.07
(a)On March 15, 2023, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income. The table above excludes the impact of these derivatives for the entire period.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points

	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2023
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(1,113)	(3.6)%	$(3,339)	(10.7)%
Impact of derivative settlements	777	2.5	2,330	7.5
Decrease in net income before taxes	$(336)	(1.1)%	$(1,009)	(3.2)%
Decrease in basic and diluted earnings per share	$(0.01)		$(0.02)

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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits by rate characteristics:

	As of March 31, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$364,818		$341,776
Fixed-rate investments	142,152		123,809
Total fixed-rate assets	506,970	51.9%	465,585	52.2%
Variable-rate loan assets	74,189		78,019
Variable-rate investments	395,259		347,559
Total variable rate assets	469,448	48.1	425,578	47.8
Total assets	$976,418	100.0%	$891,163	100.0%

Fixed-rate deposits	$284,387	32.7%	$336,040	42.6%
Variable-rate deposits	585,391	67.3	453,604	57.4
Total deposits	$869,778	100.0%	$789,644	100.0%
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Three months ended March 31,
	2023			2022
	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
Investments:
Asset-backed securities available-for-sale (a) (b)	$1,309,752	17,486	5.41%	$1,092,640	3,242	1.20%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$365,115	5,059	5.62%	$256,535	560	0.89%
Repurchases agreements - variable rate (d)	511,759	6,768	5.36	404,040	1,031	1.03
	$876,874	11,827	5.47	$660,575	1,591	0.98
(a)    The Company has repurchased certain of its own FFELP loan asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The table above includes these repurchased bonds.
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately LIBOR + 100 to 350 basis points to maturity. As of March 31, 2023, $259.4 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.23%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of LIBOR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts borrowed under the repurchase agreements is at a variable rate of LIBOR + 70.0 to 90.0 basis points or SOFR + 75.0 to  141.0 basis points.

The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of March 31, 2023, the net unrealized loss on the Company’s available-for-sale debt securities was $35.2 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $852.6 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item 3 of such Form 10-K.
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 in response to Part I, Item 1A of such Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2023 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2023	—	$—	—	4,467,021
February 1 - February 28, 2023	—	—	—	4,467,021
March 1 - March 31, 2023	36,513	90.43	—	4,467,021
Total	36,513	$90.43	—
(a) The total number of shares includes shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 36,513 shares in March 2023. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company's shares on the date of vesting.
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
ITEM 6.  EXHIBITS

10.1
Form of Modification of Contract dated effective as of April 1, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on March 30, 2023 and incorporated herein by reference.

10.2
Form of Modification of Contract dated effective as of April 1, 2023 for Student Loan Servicing Contract between the United States Department of Education and Great Lakes Educational Loan Services, Inc., filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on March 30, 2023 and incorporated herein by reference.

10.3#
Student Loan Servicing Contract between the United States Department of Education and Nelnet Diversified Solutions, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 25, 2023 and incorporated herein by reference.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 8, 2023	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 8, 2023	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer