Form 10-Q
period 2023-06-30
NELNET INC
filed 2023-08-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, there were 26,650,991 and 10,668,460 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2023	December 31, 2022
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $114,263 and $131,827, respectively)	$14,360,612	15,243,889
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	24,834	24,584
Cash and cash equivalents - held at a related party	96,935	93,562
Total cash and cash equivalents	121,769	118,146
Investments and notes receivable	2,006,306	2,111,917
Restricted cash	484,223	945,159
Restricted cash - due to customers	208,033	294,311
Accounts receivable (net of allowance for doubtful accounts of $4,855 and $3,079, respectively)	135,690	194,851
Goodwill	176,902	176,902
Intangible assets, net	57,293	63,501
Property and equipment, net	130,451	122,526
Other assets	126,353	102,842
Total assets	$17,807,632	19,374,044
Liabilities:
Bonds and notes payable	$13,070,140	14,637,195
Accrued interest payable	35,926	36,049
Bank deposits	731,046	691,322
Other liabilities	423,454	461,259
Due to customers	299,552	348,317
Total liabilities	14,560,118	16,174,142
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,646,490 shares and 26,461,651 shares, respectively	266	265
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,668,460 shares	107	107
Additional paid-in capital	10,114	1,109
Retained earnings	3,270,250	3,234,844
Accumulated other comprehensive loss, net	(21,458)	(37,366)
Total Nelnet, Inc. shareholders' equity	3,259,279	3,198,959
Noncontrolling interests	(11,765)	943
Total equity	3,247,514	3,199,902
Total liabilities and equity	$17,807,632	19,374,044

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$13,756,107	14,585,491
Restricted cash	451,792	867,961
Bonds and notes payable	(12,999,867)	(14,233,586)
Accrued interest payable and other liabilities	(192,978)	(145,309)
Net assets of consolidated education and other lending variable interest entities	$1,015,054	1,074,557
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loan interest	$243,045	134,706	468,288	246,083
Investment interest	40,982	16,881	81,707	30,700
Total interest income	284,027	151,587	549,995	276,783
Interest expense on bonds and notes payable and bank deposits	233,148	73,642	432,597	121,721
Net interest income	50,879	77,945	117,398	155,062
Less provision for loan losses	9,592	9,409	43,867	8,974
Net interest income after provision for loan losses	41,287	68,536	73,531	146,088
Other income (expense):
Loan servicing and systems revenue	122,020	124,873	261,247	261,241
Education technology, services, and payment processing revenue	109,858	91,031	243,462	203,317
Solar construction revenue	4,735	—	13,386	—
Other, net	(7,011)	12,647	(21,083)	22,524
Gain on sale of loans, net	15,511	—	27,323	2,989
Impairment expense	—	(6,284)	—	(6,284)
Derivative market value adjustments and derivative settlements, net	2,070	45,024	(12,005)	187,949
Total other income (expense), net	247,183	267,291	512,330	671,736
Cost of services:
Cost to provide education technology, services, and payment processing services	40,407	30,852	88,110	66,397
Cost to provide solar construction services	9,122	—	17,422	—
Total cost of services	49,529	30,852	105,532	66,397
Operating expenses:
Salaries and benefits	144,706	141,398	297,416	290,813
Depreciation and amortization	18,652	18,250	35,279	35,206
Other expenses	45,997	36,940	86,781	76,439
Total operating expenses	209,355	196,588	419,476	402,458
Income before income taxes	29,586	108,387	60,853	348,969
Income tax expense	10,491	25,483	18,741	81,180
Net income	19,095	82,904	42,112	267,789
Net loss attributable to noncontrolling interests	9,172	2,225	12,642	3,987
Net income attributable to Nelnet, Inc.	$28,267	85,129	54,754	271,776
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.75	2.26	1.46	7.18
Weighted average common shares outstanding - basic and diluted	37,468,397	37,710,214	37,406,843	37,875,108

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
Net income		$19,095		82,904		42,112		267,789
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	—		(8)		(3)		1
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	8,649		(33,822)		17,300		(50,520)
Reclassification of (gains) losses recognized in net income, net	(918)		(849)		4,064		(3,642)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	70		—		70		—
Income tax effect	(1,872)	5,929	8,321	(26,350)	(5,144)	16,290	12,999	(41,163)
Net changes related to equity method investee's other comprehensive income:
Loss on cash flow hedges	(501)		—		(499)		—
Income tax effect	120	(381)	—	—	120	(379)	—	—
Other comprehensive income (loss)		5,548		(26,358)		15,908		(41,162)
Comprehensive income		24,643		56,546		58,020		226,627
Comprehensive loss attributable to noncontrolling interests		9,172		2,225		12,642		3,987
Comprehensive income attributable to Nelnet, Inc.		$33,815		58,771		70,662		230,614

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2022	—	27,151,270	10,674,892	$—	272	107	1,208	3,092,226	(5,500)	(3,250)	3,085,063
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	9,275	9,275
Net income (loss)	—	—	—	—	—	—	—	85,129	—	(2,225)	82,904
Other comprehensive loss	—	—	—	—	—	—	—	—	(26,358)	—	(26,358)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,037)	(10,037)
Cash dividends on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(8,973)	—	—	(8,973)
Issuance of common stock, net of forfeitures	—	20,720	—	—	—	—	2,116	—	—	—	2,116
Compensation expense for stock based awards	—	—	—	—	—	—	3,187	—	—	—	3,187
Repurchase of common stock	—	(558,257)	—	—	(6)	—	(5,331)	(40,695)	—	—	(46,032)
Balance as of June 30, 2022	—	26,613,733	10,674,892	$—	266	107	1,180	3,127,687	(31,858)	(6,237)	3,091,145

Balance as of March 31, 2023	—	26,623,662	10,668,460	$—	266	107	4,639	3,251,677	(27,006)	(6,354)	3,223,329
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	11,703	11,703
Net income (loss)	—	—	—	—	—	—	—	28,267	—	(9,172)	19,095
Other comprehensive income	—	—	—	—	—	—	—	—	5,548	—	5,548
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,942)	(7,942)
Cash dividends on Class A and Class B common stock - $0.26 per share	—	—	—	—	—	—	—	(9,694)	—	—	(9,694)
Issuance of common stock, net of forfeitures	—	27,562	—	—	—	—	2,056	—	—	—	2,056
Compensation expense for stock based awards	—	—	—	—	—	—	3,884	—	—	—	3,884
Repurchase of common stock	—	(4,734)	—	—	—	—	(465)	—	—	—	(465)
Balance as of June 30, 2023	—	26,646,490	10,668,460	$—	266	107	10,114	3,270,250	(21,458)	(11,765)	3,247,514

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	11,279	11,279
Net income (loss)	—	—	—	—	—	—	—	271,776	—	(3,987)	267,789
Other comprehensive loss	—	—	—	—	—	—	—	—	(41,162)	—	(41,162)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(15,161)	(15,161)
Cash dividends on Class A and Class B common stock - $0.48 per share	—	—	—	—	—	—	—	(18,035)	—	—	(18,035)
Issuance of common stock, net of forfeitures	—	310,639	—	—	3	—	6,498	—	—	—	6,501
Compensation expense for stock based awards	—	—	—	—	—	—	6,027	—	—	—	6,027
Repurchase of common stock	—	(938,310)	—	—	(9)	—	(12,345)	(66,577)	—	—	(78,931)
Conversion of common stock	—	1,750	(1,750)	—	—	—	—	—	—	—	—
Balance as of June 30, 2022	—	26,613,733	10,674,892	$—	266	107	1,180	3,127,687	(31,858)	(6,237)	3,091,145

Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,234,844	(37,366)	943	3,199,902
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	12,904	12,904
Net income (loss)	—	—	—	—	—	—	—	54,754	—	(12,642)	42,112
Other comprehensive income	—	—	—	—	—	—	—	—	15,908	—	15,908
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,970)	(12,970)
Cash dividends on Class A and Class B common stock - $0.52 per share	—	—	—	—	—	—	—	(19,348)	—	—	(19,348)
Issuance of common stock, net of forfeitures	—	226,086	—	—	1	—	5,119	—	—	—	5,120
Compensation expense for stock based awards	—	—	—	—	—	—	7,653	—	—	—	7,653
Repurchase of common stock	—	(41,247)	—	—	—	—	(3,767)	—	—	—	(3,767)
Balance as of June 30, 2023	—	26,646,490	10,668,460	$—	266	107	10,114	3,270,250	(21,458)	(11,765)	3,247,514

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2023	2022
Net income attributable to Nelnet, Inc.	$54,754	271,776
Net loss attributable to noncontrolling interests	(12,642)	(3,987)
Net income	42,112	267,789
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	93,573	74,080
Loan discount accretion	(15,412)	(19,554)
Provision for loan losses	43,867	8,974
Derivative market value adjustments	35,407	(186,135)
Proceeds from termination of derivative instruments	164,079	68,021
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(209,886)	133,622
Gain on sale of loans, net	(27,323)	(2,989)
Loss on investments, net	47,260	3,207
Proceeds from sale of equity securities, net	75	42,398
Deferred income tax (benefit) expense	(16,144)	49,890
Non-cash compensation expense	7,810	6,171
Impairment expense	—	6,284
(Increase) decrease in loan and investment accrued interest receivable	(4,884)	184
Decrease in accounts receivable	59,142	44,786
Increase in other assets, net	(11,480)	(9,086)
Decrease in the carrying amount of ROU asset, net	2,390	2,735
(Decrease) increase in accrued interest payable	(123)	8,397
Decrease in other liabilities	(8,916)	(12,200)
Decrease in the carrying amount of lease liability	(2,568)	(2,860)
Net cash provided by operating activities	198,979	483,714
Cash flows from investing activities:
Purchases and originations of loans	(411,868)	(396,486)
Purchases of loans from a related party	(467,519)	(7,675)
Net proceeds from loan repayments, claims, and capitalized interest	1,348,827	1,792,930
Proceeds from sale of loans	290,957	15,278
Purchases of available-for-sale securities	(296,468)	(735,140)
Proceeds from sales of available-for-sale securities	577,548	319,752
Proceeds from beneficial interest in loan securitizations	13,237	13,212
Purchases of other investments and issuance of notes receivable	(140,129)	(147,400)
Proceeds from other investments	14,403	23,955
Purchases of held-to-maturity debt securities	(2,889)	—
Redemption of held-to-maturity debt securities	1,487	—
Purchases of property and equipment	(37,253)	(34,152)
Business acquisition, net of cash acquired	—	(7,320)
Net cash provided by investing activities	890,333	836,954

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Six months ended
	June 30,
	2023	2022
Cash flows from financing activities:
Payments on bonds and notes payable	$(2,417,622)	(1,695,697)
Proceeds from issuance of bonds and notes payable	806,148	159,931
Payments of debt issuance costs	(2,214)	(851)
Increase in bank deposits, net	39,724	244,159
(Decrease) increase in due to customers	(48,728)	43,544
Dividends paid	(19,348)	(18,035)
Repurchases of common stock	(3,767)	(78,931)
Proceeds from issuance of common stock	890	801
Issuance of noncontrolling interests	14,018	5,142
Distribution to noncontrolling interests	(1,920)	(699)
Net cash used in financing activities	(1,632,819)	(1,340,636)
Effect of exchange rate changes on cash	(84)	(179)
Net decrease in cash, cash equivalents, and restricted cash	(543,591)	(20,147)
Cash, cash equivalents, and restricted cash, beginning of period	1,357,616	1,194,189
Cash, cash equivalents, and restricted cash, end of period	$814,025	1,174,042

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$386,686	89,281
Cash disbursements made for income taxes, net of refunds and credits received (a)	$43,510	21,137
Cash disbursements made for operating leases	$3,476	3,538
Noncash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$18,485	746
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$53,896	3,660
Receipt of asset-backed investment securities as consideration from sale of loans	$58,182	—
Distribution to noncontrolling interests	$11,050	14,462
Issuance of noncontrolling interests	$1,114	6,137
(a) The Company utilized $13.9 million and $4.1 million of federal and state tax credits related primarily to renewable energy during the six months ended June 30, 2023 and 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Total cash and cash equivalents	$121,769	118,146	128,499	125,563
Restricted cash	484,223	945,159	754,693	741,981
Restricted cash - due to customers	208,033	294,311	290,850	326,645
Cash, cash equivalents, and restricted cash	$814,025	1,357,616	1,174,042	1,194,189
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2022 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	June 30, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$3,245,540	3,389,178
Consolidation	9,574,202	10,177,295
Total	12,819,742	13,566,473
Private education loans	230,056	252,383
Consumer and other loans	189,327	350,915
Non-Nelnet Bank loans	13,239,125	14,169,771
Nelnet Bank:
Federally insured loans	61,501	65,913
Private education loans	352,319	353,882
Consumer and other loans	30,668	—
Nelnet Bank loans	444,488	419,795

Accrued interest receivable	818,709	816,864
Loan discount, net of unamortized loan premiums and deferred origination costs	(27,447)	(30,714)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(74,061)	(83,593)
Private education loans	(14,322)	(15,411)
Consumer and other loans	(20,005)	(30,263)
Non-Nelnet Bank allowance for loan losses	(108,388)	(129,267)
Nelnet Bank:
Federally insured loans	(154)	(170)
Private education loans	(2,905)	(2,390)
Consumer and other loans	(2,816)	—
Nelnet Bank allowance for loan losses	(5,875)	(2,560)
	$14,360,612	15,243,889

The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	June 30, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans (a)	0.58%	0.62%
Private education loans	6.23%	6.11%
Consumer and other loans	10.57%	8.62%
Nelnet Bank:
Federally insured loans (a)	0.25%	0.26%
Private education loans	0.82%	0.68%
Consumer and other loans	9.18%	—
(a)    As of June 30, 2023 and December 31, 2022, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 21.7% and 22.4%, respectively, and for Nelnet Bank was 10.0% and 10.3%, respectively.
Loan Sales
The Company has sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interest in the loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheets. The following table summarizes the loans sold and gains/losses recognized by the Company during the six months ended June 30, 2023 and 2022.

	Loans sold (par value)	Gain (loss)	Loan type	Residual interest received in securitization
	Six months ended June 30, 2023
January 31	$97,350	(1,441)	Home equity	64.8%	(a)
January 31	42,275	4,350	Consumer	13.3
March 2	122,277	8,903	Consumer	24.6	(a)
April 4	5,633	659	Consumer	—
April 13	24,980	3,123	Consumer	11.3
May 2	127,663	11,729	Consumer	26.5
	$420,178	27,323
	Six months ended June 30, 2022
January 26	$18,125	2,989	Consumer	6.6%
June 30	114	—	Home equity	—
	$18,239	2,989
(a)    In addition to receiving a residual interest in the securitizations, the Company also received $14.5 million and $43.7 million of asset-backed investment securities as part of the January 31 and March 2, 2023 transactions, respectively, that are included in "investments and notes receivable" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales	Balance at end of period
	Three months ended June 30, 2023
Non-Nelnet Bank:
Federally insured loans	$79,331	—	(5,270)	—	—	—	74,061
Private education loans	15,175	—	(1,069)	216	—	—	14,322
Consumer and other loans	35,317	8,099	(2,881)	441	—	(20,971)	20,005
Nelnet Bank:
Federally insured loans	160	(4)	(2)	—	—	—	154
Private education loans	2,894	517	(506)	—	—	—	2,905
Consumer and other loans	1,827	989	—	—	—	—	2,816
	$134,704	9,601	(9,728)	657	—	(20,971)	114,263
	Three months ended June 30, 2022
Non-Nelnet Bank:
Federally insured loans	$95,995	2,365	(5,788)	—	21	—	92,593
Private education loans	14,622	1,217	(707)	118	—	3	15,253
Consumer and other loans	5,710	5,245	(531)	152	—	—	10,576
Nelnet Bank:
Federally insured loans	247	13	(2)	—	—	—	258
Private education loans	1,251	569	(73)	—	—	(3)	1,744
	$117,825	9,409	(7,101)	270	21	—	120,424

	Six months ended June 30, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	2,411	(11,949)	—	6	—	74,061
Private education loans	15,411	240	(1,709)	380	—	—	14,322
Consumer and other loans	30,263	37,306	(5,148)	661	—	(43,077)	20,005
Nelnet Bank:
Federally insured loans	170	(12)	(4)	—	—	—	154
Private education loans	2,390	1,129	(614)	—	—	—	2,905
Consumer and other loans	—	2,816	—	—	—	—	2,816
	$131,827	43,890	(19,424)	1,041	6	(43,077)	114,263
	Six months ended June 30, 2022
Non-Nelnet Bank:
Federally insured loans	$103,381	(383)	(10,549)	—	144	—	92,593
Private education loans	16,143	817	(2,006)	295	—	4	15,253
Consumer and other loans	6,481	7,529	(1,469)	319	—	(2,284)	10,576
Nelnet Bank:
Federally insured loans	268	(8)	(2)	—	—	—	258
Private education loans	840	995	(87)	—	—	(4)	1,744
	$127,113	8,950	(14,113)	614	144	(2,284)	120,424
The primary item impacting provision for loan losses was the establishment of an initial allowance for consumer loans originated and acquired during the periods presented above.

The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Non-Nelnet Bank:
Federally insured loans	0.16%	0.14%	0.18%	0.13%
Private education loans	1.45%	0.85%	1.11%	1.22%
Consumer and other loans	4.07%	1.51%	3.22%	3.24%
Nelnet Bank:
Federally insured loans	0.01%	0.01%	0.01%	0.00%
Private education loans	0.57%	0.09%	0.35%	0.06%
Consumer and other loans	—	—	—	—
Unfunded Loan Commitments
As of June 30, 2023, Nelnet Bank has a liability of approximately $62,000 related to $4.1 million of unfunded private education and consumer loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheets. During the six months ended June 30, 2023 and 2022, Nelnet Bank recognized negative provision for loan losses of approximately $23,000 and provision for loan losses of approximately $24,000, respectively, related to unfunded loan commitments.
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

	As of June 30, 2023			As of December 31, 2022			As of June 30, 2022
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$612,357	4.8%		$637,919	4.7%		$763,957	4.9%
Loans in forbearance	930,629	7.3		1,103,181	8.1		1,246,882	8.1
Loans in repayment status:
Loans current	9,609,634		85.2%	10,173,859		86.0%	11,551,817		86.1%
Loans delinquent 31-60 days	496,953		4.4	415,305		3.5	464,234		3.5
Loans delinquent 61-90 days	360,728		3.2	253,565		2.2	309,252		2.3
Loans delinquent 91-120 days	157,685		1.4	180,029		1.5	187,452		1.4
Loans delinquent 121-270 days	457,100		4.1	534,410		4.5	638,189		4.7
Loans delinquent 271 days or greater	194,656		1.7	268,205		2.3	267,828		2.0
Total loans in repayment	11,276,756	87.9	100.0%	11,825,373	87.2	100.0%	13,418,772	87.0	100.0%
Total federally insured loans	12,819,742	100.0%		13,566,473	100.0%		15,429,611	100.0%
Accrued interest receivable	810,489			808,150			775,337
Loan discount, net of unamortized premiums and deferred origination costs	(33,764)			(35,468)			(26,674)
Allowance for loan losses	(74,061)			(83,593)			(92,593)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$13,522,406			$14,255,562			$16,085,681
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$10,440	4.6%		$12,756	5.1%		$15,403	5.6%
Loans in forbearance	1,874	0.8		2,017	0.8		2,447	0.9
Loans in repayment status:
Loans current	212,522		97.6%	232,539		97.9%	250,268		98.1%
Loans delinquent 31-60 days	1,643		0.7	2,410		1.0	1,980		0.8
Loans delinquent 61-90 days	1,253		0.6	767		0.3	782		0.3
Loans delinquent 91 days or greater	2,324		1.1	1,894		0.8	2,063		0.8
Total loans in repayment	217,742	94.6	100.0%	237,610	94.1	100.0%	255,093	93.5	100.0%
Total private education loans	230,056	100.0%		252,383	100.0%		272,943	100.0%
Accrued interest receivable	2,196			2,146			2,058
Loan premium, net of unaccreted discount	183			(38)			94
Allowance for loan losses	(14,322)			(15,411)			(15,253)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$218,113			$239,080			$259,842
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$102	0.1%		$109	0.0%		$64	0.0%
Loans in repayment status:
Loans current	181,864		96.1%	346,812		98.9%	150,812		98.9%
Loans delinquent 31-60 days	2,794		1.5	1,906		0.5	515		0.3
Loans delinquent 61-90 days	2,533		1.3	764		0.2	435		0.3
Loans delinquent 91 days or greater	2,034		1.1	1,324		0.4	757		0.5
Total loans in repayment	189,225	99.9	100.0%	350,806	100.0	100.0%	152,519	100.0	100.0%
Total consumer and other loans	189,327	100.0%		350,915	100.0%		152,583	100.0%
Accrued interest receivable	2,246			3,658			1,376
Loan premium, net of unaccreted discount	750			(588)			(1,965)
Allowance for loan losses	(20,005)			(30,263)			(10,576)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$172,318			$323,722			$141,418

	As of June 30, 2023			As of December 31, 2022			As of June 30, 2022
Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$239	0.4%		$241	0.4%		$283	0.4%
Loans in forbearance	665	1.1		981	1.5		1,029	1.3
Loans in repayment status:
Loans current	59,041		97.5%	63,225		97.8%	74,883		98.4%
Loans delinquent 30-59 days	320		0.5	436		0.7	587		0.8
Loans delinquent 60-89 days	301		0.5	466		0.7	165		0.2
Loans delinquent 90-119 days	372		0.6	222		0.3	245		0.3
Loans delinquent 120-270 days	448		0.7	183		0.3	236		0.3
Loans delinquent 271 days or greater	115		0.2	159		0.2	—		—
Total loans in repayment	60,597	98.5	100.0%	64,691	98.1	100.0%	76,116	98.3	100.0%
Total federally insured loans	61,501	100.0%		65,913	100.0%		77,428	100.0%
Accrued interest receivable	1,973			1,758			1,381
Loan premium	18			20			23
Allowance for loan losses	(154)			(170)			(258)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$63,338			$67,521			$78,574
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$16,996	4.8%		$11,580	3.3%		$1,160	0.3%
Loans in forbearance	1,797	0.5		864	0.2		1,236	0.4
Loans in repayment status:
Loans current	332,205		99.6%	340,830		99.8%	343,148		99.8%
Loans delinquent 30-59 days	691		0.2	167		0.1	169		0.1
Loans delinquent 60-89 days	241		0.1	32		0.0	412		0.1
Loans delinquent 90 days or greater	389		0.1	409		0.1	—		—
Total loans in repayment	333,526	94.7	100.0%	341,438	96.5	100.0%	343,729	99.3	100.0%
Total private education loans	352,319	100.0%		353,882	100.0%		346,125	100.0%
Accrued interest receivable	1,591			1,152			539
Deferred origination costs, net of unaccreted discount	5,366			5,360			5,909
Allowance for loan losses	(2,905)			(2,390)			(1,744)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$356,371			$358,004			$350,829
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$6	—%
Loans in repayment status:
Loans current	30,120		98.2%
Loans delinquent 30-59 days	277		0.9
Loans delinquent 60-89 days	205		0.7
Loans delinquent 90 days or greater	60		0.2
Total loans in repayment	30,662	100.0	100.0%
Total consumer and other loans	30,668	100.0%
Accrued interest receivable	214
Loan premium	—
Allowance for loan losses	(2,816)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$28,066
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

	Loan balance as of June 30, 2023
	Six months ended June 30, 2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$1,731	5,869	5,100	342	13,042
705 - 734	3,936	22,881	9,776	506	37,099
735 - 764	4,109	34,497	15,794	1,401	55,801
765 - 794	1,938	54,989	29,021	1,531	87,479
Greater than 794	5,896	82,963	64,415	5,624	158,898
	$17,610	201,199	124,106	9,404	352,319

	Loan balance as of December 31, 2022
	2022	2021	2020	Total
FICO at origination:
Less than 705	$5,898	5,389	348	11,635
705 - 734	23,392	10,543	542	34,477
735 - 764	35,456	16,686	1,473	53,615
765 - 794	57,141	31,035	1,622	89,798
Greater than 794	87,959	70,135	6,263	164,357
	$209,846	133,788	10,248	353,882
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2022 and June 30, 2023, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of June 30, 2023 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Six months ended June 30, 2023	2022	2021	2020	2019	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	1,390	4,831	1,122	1,907	1,190	10,440
Loans in forbearance	—	—	62	311	451	1,050	1,874
Loans in repayment status:
Loans current	115	4,270	4,610	49,726	39,948	113,853	212,522
Loans delinquent 31-60 days	—	12	3	221	95	1,312	1,643
Loans delinquent 61-90 days	—	—	—	311	71	871	1,253
Loans delinquent 91 days or greater	—	29	5	100	110	2,080	2,324
Total loans in repayment	115	4,311	4,618	50,358	40,224	118,116	217,742
Total private education loans	$115	5,701	9,511	51,791	42,582	120,356	230,056
Accrued interest receivable							2,196
Loan premium, net of unaccreted discount							183
Allowance for loan losses							(14,322)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$218,113
Gross charge-offs - six months ended June 30, 2023	$—	—	5	2	381	1,321	1,709

	Six months ended June 30, 2023	2022	2021	2020	2019	Prior years	Total
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$43	40	19	—	—	—	102
Loans in repayment status:
Loans current	120,588	53,714	5,662	457	956	487	181,864
Loans delinquent 31-60 days	1,040	1,565	153	24	8	4	2,794
Loans delinquent 61-90 days	1,458	770	227	20	50	8	2,533
Loans delinquent 91 days or greater	337	970	131	61	199	336	2,034
Total loans in repayment	123,423	57,019	6,173	562	1,213	835	189,225
Total consumer and other loans	$123,466	57,059	6,192	562	1,213	835	189,327
Accrued interest receivable							2,246
Loan premium, net of unaccreted discount							750
Allowance for loan losses							(20,005)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$172,318
Gross charge-offs - six months ended June 30, 2023	$265	4,272	439	27	55	90	5,148
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$2,787	11,980	1,168	1,061	—	—	16,996
Loans in forbearance	—	969	828	—	—	—	1,797
Loans in repayment status:
Loans current	14,772	187,799	121,291	8,343	—	—	332,205
Loans delinquent 30-59 days	—	391	300	—	—	—	691
Loans delinquent 60-89 days	31	48	162	—	—	—	241
Loans delinquent 90 days or greater	20	12	357	—	—	—	389
Total loans in repayment	14,823	188,250	122,110	8,343	—	—	333,526
Total private education loans	$17,610	201,199	124,106	9,404	—	—	352,319
Accrued interest receivable							1,591
Deferred origination costs, net of unaccreted discount							5,366
Allowance for loan losses							(2,905)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$356,371
Gross charge-offs - six months ended June 30, 2023	$—	614	—	—	—	—	614

Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$6	—	—	—	—	—	6
Loans in repayment status:
Loans current	29,547	518	55	—	—	—	30,120
Loans delinquent 30-59 days	277	—	—	—	—	—	277
Loans delinquent 60-89 days	205	—	—	—	—	—	205
Loans delinquent 90 days or greater	60	—	—	—	—	—	60
Total loans in repayment	30,089	518	55	—	—	—	30,662
Total consumer and other loans	$30,095	518	55	—	—	—	30,668
Accrued interest receivable							214
Loan premium							—
Allowance for loan losses							(2,816)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$28,066
Gross charge-offs - six months ended June 30, 2023	$—	—	—	—	—	—	—
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$10,494,458	5.37% - 7.15%	8/26/30 - 9/25/69
Bonds and notes based on auction	91,335	0.00% - 6.18%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	10,585,793
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	519,156	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,530,429	5.15% - 5.42%	11/22/24 / 4/2/25
Private education loan warehouse facility	42,200	5.37%	12/31/23
Consumer loan warehouse facility	32,324	5.44%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	16,628	6.65%	6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	19,606	5.35%	12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	6,781	5.84%	5/4/24
Repurchase agreements	415,514	5.81% - 6.47%	7/26/23 - 11/27/24
Other - due to related party	6,174	3.55% - 6.05%	3/1/24 - 11/15/30
	13,174,605
Discount on bonds and notes payable and debt issuance costs	(104,465)
Total	$13,070,140

	As of December 31, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$11,868,190	4.47% - 6.39%	8/26/30 - 9/25/69
Bonds and notes based on auction	178,960	0.00% - 4.02%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	12,047,150
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	594,051	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	978,956	4.69% / 4.71%	5/22/24
Private education loan warehouse facility	64,356	4.72%	12/31/23
Consumer loan warehouse facility	89,000	4.73%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	19,865	5.90% / 6.14%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	23,032	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	395,432	5.02%	5/4/23
Repurchase agreements	567,254	0.97% - 5.60%	1/4/23 - 11/27/24
Other - due to related party	6,187	3.55% - 6.05%	3/1/24 - 11/15/30
	14,785,283
Discount on bonds and notes payable and debt issuance costs	(148,088)
Total	$14,637,195

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of June 30, 2023.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$1,250,000	1,119,030	130,970	11/22/2023	11/22/2024	note (b)	$99,220
FFELP (c)	432,000	411,399	20,601	4/2/2024	4/2/2025	92%	34,497
	$1,682,000	1,530,429	151,571				$133,717
Private (d)	42,200	42,200	—	8/31/2023	12/31/2023	—	18,720
Consumer	250,000	32,324	217,676	11/14/2024	11/14/2025	70%	13,901
(a)    On March 31, 2023, this facility was amended to increase the aggregate maximum financing amount available from $1.20 billion to $1.25 billion. On May 22, 2023, this facility was amended to extend the expiration of liquidity provisions and final maturity date to November 22, 2023 and November 22, 2024, respectively.
(b)    This facility has a static advance rate until the expiration date of the liquidity provisions. The maximum advance rates for this facility are 90% to 96%, and the minimum advance rates are 84% to 90%. In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility.
(c)    On April 3, 2023, the Company closed on this $250.0 million FFELP facility. On May 25, 2023, this facility was amended to increase the maximum financing amount from $250.0 million to $432.0 million.
(d)    On June 30, 2023, this facility was amended to extend the expiration of liquidity provisions to August 31, 2023. No additional amounts can be borrowed under this facility.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of June 30, 2023, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). As of June 30, 2023, $6.8 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2023, the agreement automatically renewed for another year through May 4, 2024. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing.
See note 5 for additional information about the FFELP loan asset-backed securities investments serving as collateral under this participation agreement.
Repurchase Agreements
On May 3, 2021 and June 23, 2021, the Company entered into repurchase agreements with non-affiliated third parties, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities (bond investments). The first agreement has various maturity dates through November 27, 2024 or earlier if either party provides 180 days’ prior written notice, and the maturity date of the second agreement (as of June 30, 2023) was July 26, 2023. Subsequent to June 30, 2023, the remaining outstanding balance of this facility was paid in full. Under the first agreement, the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date, and under the second agreement, the Company was subject to margin deficit payment requirements if the fair value of the securities subject to the agreement was less than the original purchase price of such securities and the counter-party provided notice requiring such payment. Included in “bonds and notes payable” in the consolidated balance sheets as of June 30, 2023 was $347.6 million subject to the first agreement and $67.9 million subject to the second agreement.
See note 5 and below under "Debt Repurchases" for additional information about the private education and FFELP loan asset-backed securities investments, respectively, serving as collateral for these repurchase agreements.
Nelnet Bank
Nelnet Bank has unsecured Federal Funds lines of credit with correspondent banks totaling $30.0 million at a stated interest rate at the time of borrowing. Nelnet Bank has also established an account at the Federal Reserve Bank (FRB), the Federal Home Loan Bank (FHLB), and an additional $10.0 million Federal Funds line of credit with a correspondent bank which must be fully collateralized. The FRB, FHLB, and secured Federal Funds line of credit accepts pledges of eligible securities. In addition, FFELP and private education loans are accepted as collateral for FRB borrowings. As of June 30, 2023 and December 31, 2022, Nelnet Bank had no amounts drawn on their Federal Funds, FRB, or FHLB lines of credit. As of June 30, 2023, the Bank has $20.0 million of collateral pledged with the FRB that it may borrow against.
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in "other, net" in "other income (expense)" on the Company's consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Purchase price	$—	(35,643)	(828)	(54,096)
Par value	—	36,700	908	55,229
Remaining unamortized cost of issuance	—	(17)	(2)	(62)
Gain	$—	1,040	78	1,071
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2023, the Company holds $253.7 million (par value) of its own FFELP loan asset-backed securities. As of June 30, 2023, $197.5 million (par value) of the Company's repurchased FFELP loan asset-backed securities were serving as collateral on amounts outstanding under the Company's repurchase agreements (as discussed above).
In April 2023, the Company redeemed $188.6 million of FFELP loan asset-backed debt securities (bonds and notes payable) prior to their maturity, of which the Company owned $140.5 million of the bonds that were redeemed. The remaining unamortized debt discount associated with these bonds at the time of redemption was written-off, resulting in a $25.9 million non-cash expense recognized in April 2023. This expense is included in "interest expense on bonds and notes payable and bank deposits" on the consolidated statements of income.

4.  Derivative Financial Instruments
The Company uses derivative financial instruments primarily to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2022 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2023 and December 31, 2022 is presented below.
Non-Nelnet Bank Derivatives
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps, in which the Company receives three-month LIBOR set discretely in advance and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	June 30, 2023	December 31, 2022
2023	$—	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$3,150,000	3,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2023 and December 31, 2022 was one-month LIBOR plus 10.1 basis points and 9.7 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of June 30, 2023		As of December 31, 2022 (a)
Maturity	Notional amount	Weighted average fixed rate paid by the Company (b)	Notional amount	Weighted average fixed rate paid by the Company (b)
2024	$—	—%	$2,000,000	0.35%
2026	—	—	500,000	1.02
2030 (c)	50,000	3.44	—	—
2031	—	—	100,000	1.53
2032	—	—	200,000	2.92
	$50,000	3.44%	$2,800,000	0.70%
(a)    On March 15, 2023, to minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements.
(b)    For the interest rate derivative maturing in 2030, the Company receives payments based on Secured Overnight Financing Rate (SOFR) that resets quarterly. For the interest rate derivative maturing in 2032, the Company was to receive payments based on SOFR that reset quarterly. For all other interest rate derivatives, the Company received payments based on three-month LIBOR that reset quarterly.
(c)    The Company entered into this derivative in June 2023.
Nelnet Bank Derivatives
Interest Rate Swaps
Derivative instruments are used by Nelnet Bank to hedge the exposure to variability in cash flows of variable rate intercompany deposits primarily to minimize the exposure to volatility in cash flows from future changes in interest rates. Nelnet Bank has structured these derivatives so that each is economically effective; however, because these derivatives are hedging intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements.

As a result, the change in market value of these derivative instruments is reported in current period earnings and presented in "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge exposure to variability in cash flows related to variable rate intercompany deposits as of June 30, 2023.

	As of June 30, 2023
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2028	$40,000	3.33%
2030 (b)	25,000	2.97
	$65,000	3.19%
(a)    For all interest rate derivatives, the Company receives payments based on SOFR that reset quarterly.
(b)    This derivative with a $25 million notional amount has a forward effective start date in April 2026.
Unlike the Company's Non-Nelnet Bank derivatives, Nelnet Bank's derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset or liability measured at fair value. As of June 30, 2023, the gross fair value of Nelnet Bank's interest rate swap derivatives was $1.1 million (an asset) that is included in "other assets" on the consolidated balance sheet.
Consolidated Financial Statement Impact Related to Derivatives
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Settlements:
1:3 basis swaps	$(65)	931	794	1,327
Interest rate swaps - floor income hedges	47	3,692	22,525	487
Interest rate swaps - Nelnet Bank	83	—	83	—
Total settlements - income	65	4,623	23,402	1,814
Change in fair value:
1:3 basis swaps	235	(148)	211	741
Interest rate swaps - floor income hedges	662	40,549	(36,726)	185,394
Interest rate swaps - Nelnet Bank	1,108	—	1,108	—
Total change in fair value - income (expense)	2,005	40,401	(35,407)	186,135
Derivative market value adjustments and derivative settlements, net - income (expense)	$2,070	45,024	(12,005)	187,949

5.  Investments and Notes Receivable
Investments and notes receivable consisted of the following:

	As of June 30, 2023				As of December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments (at fair value):
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan (a)	$329,256	5,064	(6,372)	327,948	463,861	3,498	(11,105)	456,254
Private education loan (b)	307,084	—	(25,238)	281,846	335,903	—	(29,438)	306,465
Other debt securities	59,631	3,050	(670)	62,011	158,589	151	(3,790)	154,950
Total Non-Nelnet Bank	695,971	8,114	(32,280)	671,805	958,353	3,649	(44,333)	917,669
Nelnet Bank:
FFELP loan (c)	257,418	1,378	(2,430)	256,366	349,855	955	(8,853)	341,957
Private education loan	1,707	—	(92)	1,615	1,941	—	(122)	1,819
Other debt securities	120,471	161	(2,344)	118,288	131,481	18	(3,907)	127,592
Total Nelnet Bank	379,596	1,539	(4,866)	376,269	483,277	973	(12,882)	471,368
Total available-for-sale asset-backed securities	$1,075,567	9,653	(37,146)	1,048,074	1,441,630	4,622	(57,215)	1,389,037
Equity securities				39,576				39,082
Total investments at fair value				1,087,650				1,428,119
Other Investments and Notes Receivable (not measured at fair value):
Held to maturity investments
Non-Nelnet Bank:
Debt securities (d)				4,700				18,554
Nelnet Bank:
FFELP loan asset-backed securities (c)				150,840				—
Other debt securities				241				220
Total Nelnet Bank				151,081				220
Total held to maturity investments				155,781				18,774
Venture capital and funds:
Measurement alternative (e) (f)				193,001				160,052
Equity method				109,988				89,332
Total venture capital and funds				302,989				249,384
Real estate:
Equity method				85,284				80,364
Investment in ALLO:
Voting interest/equity method (g)				43,588				67,538
Preferred membership interest and accrued and unpaid preferred return (h)				150,449				145,926
Total investment in ALLO				194,037				213,464
Beneficial interest in loan securitizations (i):
Consumer loans and other				96,635				39,249
Private education loans				71,322				75,261
Federally insured student loans				23,017				24,228
Total beneficial interest in loan securitizations				190,974				138,738
Solar (j)				(72,455)				(55,448)
Notes receivable				54,931				31,106
Tax liens, affordable housing, and other				7,115				7,416
Total investments (not measured at fair value)				918,656				683,798
Total investments and notes receivable				$2,006,306				$2,111,917

(a)    A portion of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Participation Agreement." As of June 30, 2023, the par value and fair value of these securities was $6.8 million and $6.3 million, respectively.
(b)    A portion of private education loan asset-backed securities were subject to a repurchase agreement with a third party, as discussed in note 3 under "Repurchase Agreements." As of June 30, 2023, the par value and fair value of these securities was $307.6 million and $281.8 million, respectively.
(c)    On March 31, 2023, securities at Nelnet Bank with a fair value of $149.2 million were transferred from available-for-sale to held to maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of March 31, 2023 included pre-tax unrealized losses of $3.7 million related to the transfer. These unrealized losses are being amortized, consistent with the amortization of any discounts on such securities, over the remaining lives of the respective securities as an adjustment of yield.
(d)    On March 31, 2023, certain Non-Nelnet Bank debt securities were transferred from held to maturity to available-for-sale.
(e)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. On February 6, 2023, the Company acquired additional ownership interests in Hudl for $31.5 million. Such ownership interests were purchased by the Company from certain existing Hudl investors. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. The February 6, 2023 transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities, and the price was privately negotiated between the Company and the selling parties. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the February 2023 transaction value. As of June 30, 2023, the carrying amount of the Company's investment in Hudl is $165.5 million, and the Company's equity ownership interests did not materially change as a result of the February 6, 2023 transaction. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(f)    During the second quarter of 2022, the Company recorded an impairment charge of $5.4 million related primarily to one of its venture capital investments accounted for under the measurement alternative method. The impairment expense is included in "impairment expense" on the consolidated statements of income.
(g)    During the first quarter of 2023, the Company contributed $8.4 million of additional equity to ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO"). As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change.
The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. During the three months ended June 30, 2023 and 2022, the Company recognized losses of $12.2 million and $16.9 million, respectively, under the HLBV method of accounting on its ALLO voting membership interests investment, and during the six months ended June 30, 2023 and 2022, the Company recognized losses of $32.4 million and $30.1 million, respectively. Income and losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income.
(h)    As of June 30, 2023, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $145.9 million and $4.5 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. The Company recognized income on its ALLO preferred membership interests of $2.3 million and $2.1 million during the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $4.3 million during the six months ended June 30, 2023 and 2022, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(i)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2023, the Company's ownership correlates to approximately $680 million, $560 million, and $360 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
(j)    As of June 30, 2023, the Company has funded a total of $312.9 million in solar investments, which includes $120.0 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed-in-service. The solar investment balance as of June 30, 2023 represents the sum of total tax credits earned on solar projects placed-in-service through June 30, 2023 and the calculated HLBV net losses being larger than the total investment contributions made by the Company on such projects. As of June 30, 2023, the Company is committed to fund an additional $319.2 million on tax equity investments, of which $120.5 million is expected to be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized losses on its solar investments of $7.9 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively, and $9.9 million and $2.9 million during the six months ended June 30, 2023 and 2022, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors (syndication partners), are included in “other, net” in "other income (expense)" on the consolidated statements of income. Solar losses attributed to noncontrolling interest investors was $7.4 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $10.1 million and $3.9 million during the six months ended June 30, 2023 and 2022, respectively, and is reflected in “net loss attributable to noncontrolling interests” in the consolidated statements of income.

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities at June 30, 2023:

	As of June 30, 2023
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$24,742	11,841	48,079	244,594	329,256
Private education loan	—	—	—	307,084	307,084
Other debt securities	—	99	—	59,532	59,631
Total Non-Nelnet Bank	24,742	11,940	48,079	611,210	695,971
Fair value	24,735	11,915	46,921	588,234	671,805
Nelnet Bank:
FFELP loan	37,270	—	44,458	175,690	257,418
Private education loan	—	—	—	1,707	1,707
Other debt securities	2,112	19,490	50,919	47,950	120,471
Total Nelnet Bank	39,382	19,490	95,377	225,347	379,596
Fair value	38,911	19,370	93,795	224,193	376,269
Total available-for-sale asset-backed securities at amortized cost	$64,124	31,430	143,456	836,557	1,075,567
Total available-for-sale asset-backed securities at fair value	$63,646	31,285	140,716	812,427	1,048,074
Held to maturity investments
Non-Nelnet Bank:
Debt securities	$4,700	—	—	—	4,700
Fair value	4,700	—	—	—	4,700
Nelnet Bank:
FFELP loan asset-backed securities	—	3,678	—	147,162	150,840
Other debt securities	241	—	—	—	241
Total Nelnet Bank	241	3,678	—	147,162	151,081
Fair value	241	3,743	—	147,853	151,837
Total held-to-maturity investments at amortized cost	$4,941	3,678	—	147,162	155,781
Total held-to-maturity investments at fair value	$4,941	3,743	—	147,853	156,537
The following table presents securities classified as available-for-sale that have gross unrealized losses at June 30, 2023 and the fair value of such securities as of June 30, 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of June 30, 2023
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
Available-for-sale asset-backed securities	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Non-Nelnet Bank:
FFELP loan	$(6,349)	208,144	(23)	532	(6,372)	208,676
Private education loan	(4,304)	71,534	(20,934)	210,312	(25,238)	281,846
Other debt securities	(670)	24,304	—	—	(670)	24,304
Total Non-Nelnet Bank	(11,323)	303,982	(20,957)	210,844	(32,280)	514,826
Nelnet Bank:
FFELP loan	(827)	89,190	(1,603)	88,972	(2,430)	178,162
Private education loan	(92)	1,616	—	—	(92)	1,616
Other debt securities	(293)	30,671	(2,051)	57,692	(2,344)	88,363
Total Nelnet Bank	(1,212)	121,477	(3,654)	146,664	(4,866)	268,141
Total available-for-sale asset-backed securities	$(12,535)	425,459	(24,611)	357,508	(37,146)	782,967

The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Gross proceeds from sales	$85,375	205,772	577,548	319,752

Gross realized gains	$920	909	2,194	3,874
Gross realized losses	(2)	(60)	(6,258)	(232)
Net gains (losses)	$918	849	(4,064)	3,642
6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of June 30, 2023 (months)
		As of	As of
		June 30, 2023	December 31, 2022
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $43,178 and $55,116, respectively)	107	$47,529	51,738
Trade names (net of accumulated amortization of $2,085 and $617, respectively)	16	6,825	8,293
Computer software (net of accumulated amortization of $400 and $6,400, respectively)	46	1,320	1,520
Other (net of accumulated amortization of $821 and $490, respectively)	48	1,619	1,950
Total - amortizable intangible assets, net	93	$57,293	63,501
The Company recorded amortization expense on its intangible assets of $3.5 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, and $6.2 million and $5.3 million during the six months ended June 30, 2023 and 2022, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2023, the Company estimates it will record amortization expense as follows:

2023 (July 1 - December 31)	$10,765
2024	8,775
2025	7,141
2026	6,294
2027	5,814
2028 and thereafter	18,504
$57,293
7. Goodwill
The following table presents the carrying amount of goodwill as of June 30, 2023 and December 31, 2022 by reportable operating segment:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Goodwill balance	$23,639	92,507	41,883	—	18,873	176,902

8.  Bank Deposits
Deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trusts (STFIT), and commercial and institutional CDs. Union Bank, a related party, is the program manager for the College Savings plans and trustee for the STFIT Trust. CDs are accounts that have a stipulated maturity and interest rate. For savings accounts, the depositor may be required to give written notice of any intended withdrawal no less than seven days before the withdrawal is made. Generally, early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity).
Nelnet Bank has intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $140.4 million, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	June 30, 2023	December 31, 2022
Brokered CDs, net of brokered deposit fees	$203,418	254,817
Retail and other savings (529, STFIT, and HSA)	504,858	410,556
Retail and other CDs (commercial and institutional)	22,770	25,949
Total interest-bearing deposits	$731,046	691,322
The following table presents certificates of deposit remaining maturities as of June 30, 2023:

After two years to three years	$151,559
After three years to four years	74,282
After four years to five years	347
Total	$226,188
The Educational 529 College Savings, STFIT, and Health Savings plan deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Except for the pledged deposit from Nelnet, Inc. and an earmarked deposit required for intercompany transactions, there were no deposits exceeding the FDIC insurance limits as of June 30, 2023 and December 31, 2022.

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

	Three months ended June 30,
	2023			2022
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$27,665	602	28,267	83,485	1,644	85,129
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,670,933	797,464	37,468,397	36,981,990	728,224	37,710,214
Earnings per share - basic and diluted	$0.75	0.75	0.75	2.26	2.26	2.26
	Six months ended June 30,
	2023			2022
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$53,611	1,143	54,754	266,735	5,041	271,776
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,625,819	781,024	37,406,843	37,172,606	702,502	37,875,108
Earnings per share - basic and diluted	$1.46	1.46	1.46	7.18	7.18	7.18

10.  Segment Reporting
See note 17 of the notes to consolidated financial statements included in the 2022 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2023
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,058	5,268	253,763	13,661	25,855	(15,578)	284,027
Interest expense	—	—	232,313	8,171	8,242	(15,578)	233,148
Net interest income	1,058	5,268	21,450	5,490	17,613	—	50,879
Less provision for loan losses	—	—	8,099	1,493	—	—	9,592
Net interest income after provision for loan losses	1,058	5,268	13,351	3,997	17,613	—	41,287
Other income (expense):
Loan servicing and systems revenue	122,020	—	—	—	—	—	122,020
Intersegment revenue	7,246	65	—	—	—	(7,311)	—
Education technology, services, and payment processing revenue	—	109,858	—	—	—	—	109,858
Solar construction revenue	—	—	—	—	4,735	—	4,735
Other, net	605	—	1,319	620	(9,553)	—	(7,011)
Gain on sale of loans, net	—	—	15,511	—	—	—	15,511
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	(18)	83	—	—	65
Derivative market value adjustments, net	—	—	897	1,108	—	—	2,005
Total other income (expense), net	129,871	109,923	17,709	1,811	(4,818)	(7,311)	247,183
Cost of services:
Cost to provide education technology, services, and payment processing services	—	40,407	—	—	—	—	40,407
Cost to provide solar construction services	—	—	—	—	9,122	—	9,122
Total cost of services	—	40,407	—	—	9,122	—	49,529
Operating expenses:
Salaries and benefits	76,141	38,351	1,096	2,297	26,965	(145)	144,706
Depreciation and amortization	4,863	2,815	—	51	10,923	—	18,652
Other expenses	13,818	9,692	4,115	1,624	16,747	—	45,997
Intersegment expenses, net	19,079	5,884	8,145	92	(26,034)	(7,166)	—
Total operating expenses	113,901	56,742	13,356	4,064	28,601	(7,311)	209,355
Income (loss) before income taxes	17,028	18,042	17,704	1,744	(24,928)	—	29,586
Income tax (expense) benefit	(4,086)	(4,327)	(4,249)	(396)	2,567	—	(10,491)
Net income (loss)	12,942	13,715	13,455	1,348	(22,361)	—	19,095
Net (income) loss attributable to noncontrolling interests	—	(19)	—	—	9,191	—	9,172
Net income (loss) attributable to Nelnet, Inc.	$12,942	13,696	13,455	1,348	(13,170)	—	28,267

Total assets as of June 30, 2023	$173,926	482,922	14,667,357	1,005,043	2,091,500	(613,116)	17,807,632

	Three months ended June 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$246	874	140,396	5,212	6,235	(1,376)	151,587
Interest expense	20	—	69,708	1,639	3,652	(1,376)	73,642
Net interest income	226	874	70,688	3,573	2,583	—	77,945
Less provision for loan losses	—	—	8,827	582	—	—	9,409
Net interest income after provision for loan losses	226	874	61,861	2,991	2,583	—	68,536
Other income (expense):
Loan servicing and systems revenue	124,873	—	—	—	—	—	124,873
Intersegment revenue	8,381	7	—	—	—	(8,388)	—
Education technology, services, and payment processing revenue	—	91,031	—	—	—	—	91,031
Solar construction revenue	—	—	—	—	—	—	—
Other, net	611	—	5,133	157	6,747	—	12,647
Gain on sale of loans, net	—	—	—	—	—	—	—
Impairment expense	—	—	—	—	(6,284)	—	(6,284)
Derivative settlements, net	—	—	4,623	—	—	—	4,623
Derivative market value adjustments, net	—	—	40,401	—	—	—	40,401
Total other income (expense), net	133,865	91,038	50,157	157	463	(8,388)	267,291
Cost of services:
Cost to provide education technology, services, and payment processing services	—	30,852	—	—	—	—	30,852
Cost to provide solar construction services	—	—	—	—	—	—	—
Total cost of services	—	30,852	—	—	—	—	30,852
Operating expenses:
Salaries and benefits	83,220	32,120	614	1,714	23,729	—	141,398
Depreciation and amortization	5,318	2,698	—	4	10,230	—	18,250
Other expenses	13,507	6,750	3,543	899	12,241	—	36,940
Intersegment expenses, net	18,558	4,805	8,513	57	(23,545)	(8,388)	—
Total operating expenses	120,603	46,373	12,670	2,674	22,655	(8,388)	196,588
Income (loss) before income taxes	13,488	14,687	99,348	474	(19,609)	—	108,387
Income tax (expense) benefit	(3,237)	(3,525)	(23,844)	(106)	5,228	—	(25,483)
Net income (loss)	10,251	11,162	75,504	368	(14,381)	—	82,904
Net (income) loss attributable to noncontrolling interests	—	53	—	—	2,172	—	2,225
Net income (loss) attributable to Nelnet, Inc.	$10,251	11,215	75,504	368	(12,209)	—	85,129

Total assets as of June 30, 2022	$240,437	546,235	17,388,228	864,659	2,273,216	(688,762)	20,624,013

	Six months ended June 30, 2023
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$2,095	11,304	488,482	25,920	47,054	(24,860)	549,995
Interest expense	—	—	421,511	15,385	20,560	(24,860)	432,597
Net interest income	2,095	11,304	66,971	10,535	26,494	—	117,398
Less provision for loan losses	—	—	39,957	3,910	—	—	43,867
Net interest income after provision for loan losses	2,095	11,304	27,014	6,625	26,494	—	73,531
Other income (expense):
Loan servicing and systems revenue	261,247	—	—	—	—	—	261,247
Intersegment revenue	15,036	121	—	—	—	(15,157)	—
Education technology, services, and payment processing revenue	—	243,462	—	—	—	—	243,462
Solar construction revenue	—	—	—	—	13,386	—	13,386
Other, net	1,213	—	4,164	830	(27,287)	—	(21,083)
Gain on sale of loans, net	—	—	27,323	—	—	—	27,323
Impairment expense	—	—	—	—	—	—	—
Derivative settlements, net	—	—	23,319	83	—	—	23,402
Derivative market value adjustments, net	—	—	(36,515)	1,108	—	—	(35,407)
Total other income (expense), net	277,496	243,583	18,291	2,021	(13,901)	(15,157)	512,330
Cost of services:
Cost to provide education technology, services, and payment processing services	—	88,110	—	—	—	—	88,110
Cost to provide solar construction services	—	—	—	—	17,422	—	17,422
Total cost of services	—	88,110	—	—	17,422	—	105,532
Operating expenses:
Salaries and benefits	160,701	76,264	1,851	4,361	54,384	(145)	297,416
Depreciation and amortization	9,377	5,393	—	56	20,454	—	35,279
Other expenses	27,131	17,755	9,131	2,406	30,358	—	86,781
Intersegment expenses, net	40,136	11,684	16,841	173	(53,822)	(15,012)	—
Total operating expenses	237,345	111,096	27,823	6,996	51,374	(15,157)	419,476
Income (loss) before income taxes	42,246	55,681	17,482	1,650	(56,203)	—	60,853
Income tax (expense) benefit	(10,139)	(13,393)	(4,196)	(362)	9,348	—	(18,741)
Net income (loss)	32,107	42,288	13,286	1,288	(46,855)	—	42,112
Net (income) loss attributable to noncontrolling interests	—	119	—	—	12,523	—	12,642
Net income (loss) attributable to Nelnet, Inc.	$32,107	42,407	13,286	1,288	(34,332)	—	54,754

Total assets as of June 30, 2023	$173,926	482,922	14,667,357	1,005,043	2,091,500	(613,116)	17,807,632

	Six months ended June 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$313	1,213	258,994	8,241	10,227	(2,205)	276,783
Interest expense	44	—	115,711	2,494	5,678	(2,205)	121,721
Net interest income	269	1,213	143,283	5,747	4,549	—	155,062
Less provision for loan losses	—	—	7,963	1,011	—	—	8,974
Net interest income after provision for loan losses	269	1,213	135,320	4,736	4,549	—	146,088
Other income (expense):
Loan servicing and systems revenue	261,241	—	—	—	—	—	261,241
Intersegment revenue	16,860	10	—	—	—	(16,870)	—
Education technology, services, and payment processing revenue	—	203,317	—	—	—	—	203,317
Solar construction revenue	—	—	—	—	—	—	—
Other, net	1,350	—	11,644	1,659	7,872	—	22,524
Gain on sale of loans, net	—	—	2,989	—	—	—	2,989
Impairment expense	—	—	—	—	(6,284)	—	(6,284)
Derivative settlements, net	—	—	1,814	—	—	—	1,814
Derivative market value adjustments, net	—	—	186,135	—	—	—	186,135
Total other income (expense), net	279,451	203,327	202,582	1,659	1,588	(16,870)	671,736
Cost of services:
Cost to provide education technology, services, and payment processing services	—	66,397	—	—	—	—	66,397
Cost to provide solar construction services	—	—	—	—	—	—	—
Total cost of services	—	66,397	—	—	—	—	66,397
Operating expenses:
Salaries and benefits	175,192	63,406	1,205	3,268	47,742	—	290,813
Depreciation and amortization	10,272	5,013	—	7	19,914	—	35,206
Other expenses	29,721	12,514	6,576	1,584	26,045	—	76,439
Intersegment expenses, net	38,955	9,410	17,344	102	(48,941)	(16,870)	—
Total operating expenses	254,140	90,343	25,125	4,961	44,760	(16,870)	402,458
Income (loss) before income taxes	25,580	47,800	312,777	1,434	(38,623)	—	348,969
Income tax (expense) benefit	(6,139)	(11,472)	(75,066)	(328)	11,826	—	(81,180)
Net income (loss)	19,441	36,328	237,711	1,106	(26,797)	—	267,789
Net (income) loss attributable to noncontrolling interests	—	53	—	—	3,934	—	3,987
Net income (loss) attributable to Nelnet, Inc.	$19,441	36,381	237,711	1,106	(22,863)	—	271,776

Total assets as of June 30, 2022	$240,437	546,235	17,388,228	864,659	2,273,216	(688,762)	20,624,013

11. Disaggregated Revenue
The following tables present disaggregated revenue by service offering or customer type for the Company's fee-based operating segments.
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Government loan servicing	$95,736	98,815	204,618	207,940
Private education and consumer loan servicing	12,063	12,122	24,225	24,995
FFELP loan servicing	3,554	4,011	6,921	8,259
Software services	5,962	7,907	15,660	15,308
Outsourced services	4,705	2,018	9,823	4,739
Loan servicing and systems revenue	$122,020	124,873	261,247	261,241
Education Technology, Services, and Payment Processing

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Tuition payment plan services	$30,825	27,637	65,012	58,352
Payment processing	31,827	27,968	75,868	66,039
Education technology and services	46,216	34,956	101,004	78,207
Other	990	470	1,578	719
Education technology, services, and payment processing revenue	$109,858	91,031	243,462	203,317
Solar Construction
GRNE Solar was acquired on July 1, 2022; accordingly, there are no results for the three and six months ended June 30, 2022.

	Three months ended June 30, 2023	Six months ended June 30, 2023
Commercial revenue	$2,004	8,238
Residential revenue	2,406	5,181
Other	325	(33)
Solar construction revenue	$4,735	13,386
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
ALLO preferred return	$2,274	2,140	4,523	4,257
Borrower late fee income	2,168	2,436	4,414	4,867
Administration/sponsor fee income	1,697	2,012	3,468	4,134
Investment advisory services	1,639	1,482	3,251	2,764
Loss from ALLO voting membership interest investment	(12,169)	(16,941)	(32,382)	(30,071)
Loss from solar investments	(7,929)	(1,854)	(9,876)	(2,884)
Investment activity, net	(3,574)	18,091	(7,154)	29,924
Other	8,883	5,281	12,673	9,533
Other, net	$(7,011)	12,647	(21,083)	22,524

12.  Major Customer
Government Loan Servicing
Nelnet Servicing, LLC (Nelnet Servicing) and Great Lakes Educational Loan Services, Inc. (Great Lakes), both subsidiaries of the Company, are two of the current six private sector entities that have student loan servicing contracts with the Department. Revenue earned by the Company related to these contracts was $95.7 million and $98.8 million for the three months ended June 30, 2023 and 2022, respectively, and $204.6 million and $207.9 million for the six months ended June 30, 2023 and 2022, respectively. The Company also licensed its hosted servicing software to two of the six servicers for the Department.
Contract Modifications and Award
Effective April 1, 2023, the Department modified the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes (the “servicing contracts”) to reduce the monthly fee under the servicing contracts by $0.19 per borrower on certain borrower statuses.
The Company's current student loan servicing contracts with the Department were scheduled to expire on December 14, 2023. In April 2023, Nelnet Diversified Solutions, LLC (NDS), a subsidiary of the Company, received a contract award from the Department, pursuant to which NDS was selected to provide continued servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the "New Government Servicing Contract") which will replace the existing legacy Department student loan servicing contracts.
The New Government Servicing Contract is effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of more than 37 million existing borrowers will be allocated by the Department to NDS and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, NDS will begin immediately to make required servicing platform enhancements, for which NDS will be compensated from the Department on certain of these investments. In April 2023, the Department indicated that servicing under the USDS contracts will go live in 2024 and it will extend the current legacy servicing contracts from December 14, 2023 to December 2024. Until servicing under the USDS contracts goes live, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contracts with the Department.
The new USDS servicing contracts have multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contracts is primarily based on borrower status. Assuming borrower volume remains consistent under the USDS servicing contract, the Company expects revenue earned on a per borrower blended basis will decrease under the USDS contract versus the current legacy contracts. However, consistent with the current legacy contracts, the Company expects to earn additional revenue from the Department under the USDS servicing contract for change requests, consolidations, and other support services. As discussed below, during the second quarter of 2023, the Company completed the transfer of Great Lakes direct loan servicing volume to the Nelnet servicing platform. The associated cost savings with moving government borrowers to one servicing platform will be partially offset under the USDS contract as the Company will incur additional costs for cybersecurity and other system specifications as required under the new contract.
Loan Volume Transfers - Full Service Borrowers
In February 2023, the Department notified the Company of its intention to transfer up to one million of the Company’s existing Department servicing borrowers to another third-party servicer. This transfer decision was not based on the Company's performance. These transfers began in the second quarter of 2023 and were completed in July 2023.
In addition, the Company completed the transfer of active borrowers of Great Lakes direct loan servicing volume to the Nelnet servicing platform (the GreatNet Federal servicing platform) during the second quarter of 2023. The Company anticipates the decommissioning of the Great Lakes' platform to be completed by the end of 2023. Therefore, potential associated cost savings as a result of transferring direct loan servicing volume to one platform will not be recognized in operating results until 2024.
Loan Volume Transfers - Remote Hosted Servicing Borrowers
Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, utilized Nelnet Servicing's platform to service their loans for the Department (remote hosted servicing customer). In the fourth quarter of 2022, Nelnet Servicing and Edfinancial reached an agreement on a decommission schedule transferring Edfinancial’s direct loan servicing volume to another third-party servicing platform. As of December 31, 2022, Edfinancial was servicing 4.5 million borrowers for the Department on the Company’s platform. The Company began transferring Edfinancial's servicing volume to another servicing platform in the first quarter of 2023 which reduced the number of Edfinancial's borrowers serviced on the Company's platform to 3.5 million borrowers as of March 31, 2023 and 579,000 borrowers as of June 30, 2023. Edfinancial's remaining borrowers were transferred off of the Company's platform in July 2023.
In February 2023, the Company’s other remote hosted servicing customer notified the Company the Department intended to move that customer’s servicing borrowers to a different third-party servicing platform. This transfer decision was the result of this customer not being one of the servicers awarded a USDS contract. As of March 31, 2023, this remote hosted servicing customer was servicing 1.4 million borrowers for the Department on the Company's platform. The majority of this volume was transferred to another third-party servicing platform during the second quarter of 2023, and the remaining borrowers were transferred off of the Company's platform in July 2023.
As a result of the transfers discussed above, the Company has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods.
Department of Education Debt Relief
In August 2022, the Department announced a broad based student debt relief plan that would provide targeted student debt cancellation to borrowers with loans held by the Department with unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. Federal courts blocked implementation of the Department's broad based student debt relief plan and on June 30, 2023, the Supreme Court struck down the Department's plan. While the current version of the Department's forgiveness plan has been invalidated, the Department recently announced that it has begun a new rulemaking process to consider other ways to provide debt relief to borrowers. The Company cannot predict the timing, nature, or ultimate outcome of any future potential student loan forgiveness programs as a result of the rulemaking process. Revenue earned under the current Department servicing contracts will decrease in future periods if the Department successfully implements broad based loan forgiveness.
13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2023			As of December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$99	1,047,975	1,048,074	100	1,388,937	1,389,037
Equity securities	105	—	105	6,719	—	6,719
Equity securities measured at net asset value (a)			39,471			32,363
Total investments	204	1,047,975	1,087,650	6,819	1,388,937	1,428,119
Derivative instruments (b)	—	1,108	1,108	—	—	—
Total assets	$204	1,049,083	1,088,758	6,819	1,388,937	1,428,119
(a)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(b)    Nelnet Bank derivatives are accounted for at fair value on a recurring basis. The fair value of derivative financial instruments is determined using a market approach in which derivative pricing models use the stated terms of the contracts and observable yield curves and volatilities from active markets. When determining the fair value of derivatives, Nelnet Bank takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$13,809,016	13,541,903	—	—	13,809,016
Accrued loan interest receivable	818,709	818,709	—	818,709	—
Cash and cash equivalents	121,769	121,769	121,769	—	—
Investments (at fair value)	1,087,650	1,087,650	204	1,047,975	—
Investments - held to maturity	156,537	155,781	—	156,537	—
Notes receivable	54,931	54,931	—	54,931	—
Beneficial interest in loan securitizations	228,603	190,974	—	—	228,603
Restricted cash	484,223	484,223	484,223	—	—
Restricted cash – due to customers	208,033	208,033	208,033	—	—
Derivative instruments	1,108	1,108	—	1,108	—
Financial liabilities:
Bonds and notes payable	12,724,618	13,070,140	—	12,724,618	—
Accrued interest payable	35,926	35,926	—	35,926	—
Bank deposits	704,116	731,046	449,297	254,819	—
Due to customers	299,552	299,552	299,552	—	—

	As of December 31, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$14,586,794	14,427,025	—	—	14,586,794
Accrued loan interest receivable	816,864	816,864	—	816,864	—
Cash and cash equivalents	118,146	118,146	118,146	—	—
Investments (at fair value)	1,428,119	1,428,119	6,819	1,388,937	—
Investments - held to maturity	18,996	18,774	—	18,996	—
Notes receivable	31,106	31,106	—	31,106	—
Beneficial interest in loan securitizations	162,360	138,738	—	—	162,360
Restricted cash	945,159	945,159	945,159	—	—
Restricted cash – due to customers	294,311	294,311	294,311	—	—
Financial liabilities:
Bonds and notes payable	14,088,666	14,637,195	—	14,088,666	—
Accrued interest payable	36,049	36,049	—	36,049	—
Bank deposits	664,573	691,322	355,282	309,291	—
Due to customers	348,317	348,317	348,317	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 24 of the notes to consolidated financial statements included in the 2022 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2023 and 2022. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
GAAP net income attributable to Nelnet, Inc.	$28,267	85,129	54,754	271,776
Realized and unrealized derivative market value adjustments	(2,005)	(40,401)	35,407	(186,135)
Tax effect (a)	481	9,696	(8,498)	44,672
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$26,743	54,424	81,663	130,313

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$0.75	2.26	1.46	7.18
Realized and unrealized derivative market value adjustments	(0.05)	(1.07)	0.95	(4.91)
Tax effect (a)	0.01	0.25	(0.23)	1.17
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$0.71	1.44	2.18	3.44
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
The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria is met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting in the consolidated financial statements. As a result, the change in fair value of derivative instruments is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item. Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period.
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
The information below presents the operating results (net income (loss) before taxes) for each reportable operating segment and Corporate and Other Activities for the three and six months ended June 30, 2023 and 2022. See "Results of Operations" for each reportable operating segment and Corporate and Other Activities under this Item 2 for additional detail.

	Three months ended June 30,		Six months ended June 30,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2023	2022	2023	2022
NDS	$17,028	13,488	42,246	25,580
•An increase in before tax operating margin in 2023 compared with 2022 due to a decrease in operating expenses, primarily salaries and benefits. In 2022, the Company was fully staffed in preparation for the resumption of federal student loan payments once the CARES Act suspension was to expire. The expiration of the CARES Act was extended multiple times throughout 2022. The Company reduced staff in the first and second quarters of 2023 to manage expenses due to the delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for the Company's Department servicing contracts.

NBS	18,042	14,687	55,681	47,800
•The recognition of $5.3 million and $11.3 million of interest income for the three and six months ended June 30, 2023, respectively, compared with $0.9 million and $1.2 million for the same periods in 2022, due to higher interest rates.
•A decrease in before tax operating margin, excluding net interest income, in 2023 compared with 2022 due to additional investments in the development of new services and technologies and superior customer experiences to align with the Company's strategies to grow, retain, and diversify revenue. Additionally, the Company has had significant growth in FACTS Education Solutions instructional services revenue which has a lower before tax operating margin compared to the rest of the Company's services.

AGM	17,704	99,348	17,482	312,777
•A net gain of $0.9 million and net loss of $36.5 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting for the three and six months ended June 30, 2023, respectively, compared with a net gain of $40.4 million and $186.1 million for the same periods in 2022.
•The recognition of a $25.9 million non-cash expense in the second quarter of 2023 as the result of redeeming certain asset-backed debt securities prior to their maturity and writing off the remaining unamortized debt discount at the time of redemption.
•A decrease of $18.7 million and $15.2 million in net interest income due to a decrease in core loan spread for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022.
•A decrease of $7.5 million and $19.8 million in net interest income due to the decrease in the average balance of loans for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022.
•The recognition of $15.5 million and $27.3 million in gains from the sale of loans for the three and six months ended June 30, 2023, respectively, compared with no gains and $3.0 million for the same periods in 2022.
•The recognition of $8.1 million and $40.0 million in provision for loan losses for the three and six months ended June 30, 2023, respectively, compared with $8.8 million and $8.0 million for the same periods in 2022.

Nelnet Bank	1,744	474	1,650	1,434
Corporate	(24,928)	(19,609)	(56,203)	(38,623)
•An increase of $14.5 million and $20.9 million in net interest income from the Company's cash and investment (bond) portfolio due to an increase in interest rates for the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022.
•The recognition of net investment losses of $1.6 million and $4.8 million for the three and six months ended June 30, 2023, respectively, compared with net investment income of $18.3 million and $26.7 million for the same periods in 2022. In the second quarter or 2022, the Company recognized a $15.2 million gain as a result of the revaluation of the Company's previously held 50% ownership interest in NGWeb Solutions, LLC ("NextGen") (previously accounted for under the equity method) as a result of the Company purchasing an additional 30% ownership interests.
•The recognition of a net loss of $12.2 million and $32.4 million related to the Company’s equity investment in ALLO for the three and six months ended June 30, 2023, respectively, compared with a net loss of $16.9 million and $30.1 million for the same periods in 2022.
•The recognition of $8.2 million and $11.3 million of losses for the three and six months ended June 30, 2023, respectively, from the Company's acquisition of GRNE Solar on July 1, 2022.
•The recognition of an impairment charge of $6.3 million in the second quarter of 2022 related primarily to a venture capital investment.

Income before income taxes	29,586	108,387	60,853	348,969
Income tax expense	(10,491)	(25,483)	(18,741)	(81,180)
Net loss attributable to noncontrolling interests	9,172	2,225	12,642	3,987
Net income	$28,267	85,129	54,754	271,776

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and six months ended June 30, 2023 compared with the same periods in 2022 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022	Additional information
Loan interest	$243,045	134,706	468,288	246,083	Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and in gross fixed rate floor income.
Investment interest	40,982	16,881	81,707	30,700	Includes income from interest-earning deposits and investments and restricted cash in asset-backed securitizations. Increase was due to an increase in interest earning investments and an increase in interest rates.
Total interest income	284,027	151,587	549,995	276,783
Interest expense	233,148	73,642	432,597	121,721	Increase was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of a $25.9 million non-cash expense from the write-off of the remaining debt discount associated with these bonds at the time of redemption.
Net interest income	50,879	77,945	117,398	155,062
Less provision for loan losses	9,592	9,409	43,867	8,974
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. The primary item impacting provision for loan losses was the establishment of an initial allowance for consumer loans originated and acquired during the periods presented.

Net interest income after provision for loan losses	41,287	68,536	73,531	146,088
Other income (expense):
LSS revenue	122,020	124,873	261,247	261,241	See LSS operating segment - results of operations.
ETS&PP revenue	109,858	91,031	243,462	203,317	See ETS&PP operating segment - results of operations.
Solar construction revenue	4,735	—	13,386	—
On July 1, 2022, the Company acquired 80% of the ownership interests of GRNE Solar. GRNE Solar designs and installs residential, commercial, and utility-scale solar systems. The acquisition diversifies the Company's position in the renewable energy space to include solar construction.

Other, net	(7,011)	12,647	(21,083)	22,524	See table below for the components of "other, net."
Gain on sale of loans, net	15,511	—	27,323	2,989
The Company sold $261.9 million (par value) and $158.3 million (par value) of consumer and other loans in the first and second quarter of 2023, respectively and recognized net gains of $11.8 million and $15.5 million, respectively. The Company also sold $18.1 million (par value) of consumer loans in the first quarter of 2022 and recognized a gain of $3.0 million.

Impairment expense	—	(6,284)	—	(6,284)	During the second quarter of 2022, the Company recorded impairment expense of $6.3 million related primarily to a venture capital investment.
Derivative settlements, net	65	4,623	23,402	1,814
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. The majority of derivative settlements received by the Company was from the Company's derivatives used to hedge loans earning fixed rate floor income. To minimize the Company's exposure to market volatility, the Company terminated this derivative portfolio on March 15, 2023.

Derivative market value adjustments, net	2,005	40,401	(35,407)	186,135
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments were related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. To minimize the Company's exposure to market volatility, the Company terminated this derivative portfolio on March 15, 2023. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income (expense), net	247,183	267,291	512,330	671,736
Cost of services:
Cost to provide education technology, services, and payment processing services	40,407	30,852	88,110	66,397
Represents direct costs to provide payment processing and instructional services in ETS&PP. Increase was primarily due to additional instructional services costs. See ETS&PP operating segment - results of operations.

Cost to provide solar construction services	9,122	—	17,422	—	As noted above, the Company acquired GRNE Solar on July 1, 2022. These amounts represent direct costs related to GRNE providing solar construction services.
Total cost of services	49,529	30,852	105,532	66,397
Operating expenses:
Salaries and benefits	144,706	141,398	297,416	290,813
Increase was due to an increase in headcount in ETS&PP to support the growth of its customer base and the investment in the development of new technologies. This increase was partially offset by staff reductions in LSS in the first and second quarters of 2023 to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contracts. In addition, increase was due to the acquisition of GRNE Solar on July 1, 2022.

Depreciation and amortization	18,652	18,250	35,279	35,206	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	45,997	36,940	86,781	76,439	Includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to an increase in expenses in ETS&PP due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies, and an increase in costs for travel and in-person hosted conferences that had previously subsided due to the COVID-19 pandemic.
Total operating expenses	209,355	196,588	419,476	402,458
Income before income taxes	29,586	108,387	60,853	348,969
Income tax expense	10,491	25,483	18,741	81,180
The effective tax rate was 27.1% and 23.0% for the three months ended June 30, 2023 and 2022, respectively, and 25.5% and 23.0% for the six months ended June 30, 2023 and 2022, respectively. The increase in the effective tax rate in 2023 compared with 2022 was due to an increase in the Company's state effective tax rate due to the composition of income earned in certain states. The Company expects its effective tax rate will range between 24% and 25% for the remainder of 2023.

Net income	19,095	82,904	42,112	267,789
Net loss attributable to noncontrolling interests	9,172	2,225	12,642	3,987	Amounts for noncontrolling interests reflect the net income/loss attributable to the holders of noncontrolling membership interests in WRCM, NextGen, multiple solar entities (including GRNE Solar), and multiple entities investing in federal opportunity zone programs.
Net income attributable to Nelnet, Inc.	$28,267	85,129	54,754	271,776

Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net income attributable to Nelnet, Inc.	$28,267	85,129	54,754	271,776
Derivative market value adjustments, net	(2,005)	(40,401)	35,407	(186,135)
Tax effect	481	9,696	(8,498)	44,672
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$26,743	54,424	81,663	130,313

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
ALLO preferred return	$2,274	2,140	4,523	4,257	See Corporate - results of operations.
Borrower late fee income	2,168	2,436	4,414	4,867	See AGM operating segment - results of operations.
Administration/sponsor fee income	1,697	2,012	3,468	4,134	See AGM operating segment - results of operations.
Investment advisory services	1,639	1,482	3,251	2,764	See Corporate - results of operations.
Loss from ALLO voting membership interest investment	(12,169)	(16,941)	(32,382)	(30,071)	See Corporate - results of operations.
Loss from solar investments	(7,929)	(1,854)	(9,876)	(2,884)	See Corporate - results of operations.
Investment activity, net	(3,574)	18,091	(7,154)	29,924	See Corporate - results of operations and note (a) below for additional information.
Other	8,883	5,281	12,673	9,533
Other, net	$(7,011)	12,647	(21,083)	22,524
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment sales and valuation adjustments. Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital	Equity / Bonds	Total	Real Estate	Venture Capital	Equity / Bonds	Total
	Three months ended June 30,
	2023				2022
Corporate	$(1,090)	(956)	406	(1,640)	3,629	17,318	(2,649)	18,298
AGM	—	(2,545)	—	(2,545)	—	(352)	—	(352)
Nelnet Bank	—	(10)	621	611	—	(15)	160	145
	$(1,090)	(3,511)	1,027	(3,574)	3,629	16,951	(2,489)	18,091

	Six months ended June 30,
	2023				2022
Corporate	$(314)	(892)	(3,636)	(4,842)	7,980	22,194	(3,465)	26,709
AGM	—	(2,649)	(476)	(3,125)	—	1,575	—	1,575
Nelnet Bank	—	(272)	1,085	813	—	372	1,268	1,640
	$(314)	(3,813)	(3,027)	(7,154)	7,980	24,141	(2,197)	29,924

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Servicing volume (dollars in millions):
Government	$478,402	507,653	542,398	545,546	545,373	537,291	519,308
FFELP	26,916	25,646	24,224	22,412	20,226	19,815	19,021
Private and consumer	23,702	23,433	22,838	22,461	21,866	21,484	20,805
Total	$529,020	556,732	589,460	590,419	587,465	578,590	559,134

Number of servicing borrowers:
Government	14,196,520	14,727,860	15,426,607	15,657,942	15,777,328	15,518,751	14,898,901
FFELP	1,092,066	1,034,913	977,785	910,188	829,939	819,791	788,686
Private and consumer	1,065,439	1,030,863	998,454	979,816	951,866	925,861	899,095
Total	16,354,025	16,793,636	17,402,846	17,547,946	17,559,133	17,264,403	16,586,682

Number of remote hosted borrowers:	4,799,368	5,487,943	5,738,381	6,025,377	6,135,760	5,048,324	716,908
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
Contract Modifications and Award
Effective April 1, 2023, the Department modified the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes (the “servicing contracts”) to reduce the monthly fee under the servicing contracts by $0.19 per borrower on certain borrower statuses.
The Company's current student loan servicing contracts with the Department were scheduled to expire on December 14, 2023. In April 2023, Nelnet Diversified Solutions, LLC (NDS), a subsidiary of the Company, received a contract award from the Department, pursuant to which NDS was selected to provide continued servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the "New Government Servicing Contract") which will replace the existing legacy Department student loan servicing contracts.
The New Government Servicing Contract is effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of more than 37 million existing borrowers will be allocated by the Department to NDS and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, NDS will begin immediately to make required servicing platform enhancements, for which NDS will be compensated from the Department on certain of these investments. In April 2023, the Department indicated that servicing under the USDS contracts will go live in 2024 and it will extend the current legacy servicing contracts from December 14, 2023 to December 2024. Until servicing under the USDS contracts goes live, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contracts with the Department.
The new USDS servicing contracts have multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contracts is primarily based on borrower status. Assuming borrower volume remains consistent under the USDS servicing contract, the Company expects revenue earned on a per borrower blended basis will decrease under the USDS contract versus the current legacy contracts. However, consistent with the current legacy contracts, the Company expects to earn additional revenue from the Department under the USDS servicing contract for change requests, consolidations, and other support services. As discussed below, during the second quarter of 2023, the Company completed the transfer of Great Lakes direct loan servicing volume to the Nelnet servicing platform. The associated cost savings with moving government borrowers to one servicing platform will be partially offset under the USDS contract as the Company will incur additional costs for cybersecurity and other system specifications as required under the new contract.

Loan Volume Transfers - Full Service Borrowers
In July 2021, the Pennsylvania Higher Education Assistance Agency (PHEAA) announced its exit from the federal student loan servicing business. All applicable student loans serviced for the Department by PHEAA were transferred to successor servicers. As of December 31, 2021 and 2022, approximately 603,000 and 1,910,000 PHEAA borrowers, respectively, have been transferred from PHEAA to the Company's platform. In addition, over this same time period, PHEAA borrowers were transferred to other servicers to which the Company provided its servicing system (remote hosted servicing customers).
In February 2023, the Department notified the Company of its intention to transfer up to one million of the Company’s existing Department servicing borrowers to another third-party servicer. This transfer decision was not based on the Company's performance. These transfers began in the second quarter of 2023 and were completed in July 2023.
In addition, the Company completed the transfer of active borrowers of Great Lakes direct loan servicing volume to the Nelnet servicing platform (the GreatNet Federal servicing platform) during the second quarter of 2023. The Company anticipates the decommissioning of the Great Lakes' platform to be completed by the end of 2023. Therefore, potential associated cost savings as a result of transferring direct loan servicing volume to one platform will not be recognized in operating results until 2024.
Loan Volume Transfers - Remote Hosted Servicing Borrowers
Edfinancial Services, LLC ("Edfinancial"), a current servicer for the Department, utilized Nelnet Servicing's platform to service their loans for the Department (remote hosted servicing customer). In the fourth quarter of 2022, Nelnet Servicing and Edfinancial reached an agreement on a decommission schedule transferring Edfinancial’s direct loan servicing volume to another third-party servicing platform. As of December 31, 2022, Edfinancial was servicing 4.5 million borrowers for the Department on the Company’s platform. The Company began transferring Edfinancial's servicing volume to another servicing platform in the first quarter of 2023 which reduced the number of Edfinancial's borrowers serviced on the Company's platform to 3.5 million borrowers as of March 31, 2023 and 579,000 borrowers as of June 30, 2023. Edfinancial's remaining borrowers were transferred off of the Company's platform in July 2023.
In February 2023, the Company’s other remote hosted servicing customer notified the Company the Department intended to move that customer’s servicing borrowers to a different third-party servicing platform. This transfer decision was the result of this customer not being one of the servicers awarded a USDS contract. As of March 31, 2023, this remote hosted servicing customer was servicing 1.4 million borrowers for the Department on the Company's platform. The majority of this volume was transferred to another third-party servicing platform during the second quarter of 2023, and the remaining borrowers were transferred off of the Company's platform in July 2023.
As a result of the transfers discussed above, the Company has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods.
Department of Education Debt Relief
In August 2022, the Department announced a broad based student debt relief plan that would provide targeted student debt cancellation to borrowers with loans held by the Department with unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. Federal courts blocked implementation of the Department's broad based student debt relief plan and on June 30, 2023, the Supreme Court struck down the Department's plan. While the current version of the Department's forgiveness plan has been invalidated, the Department recently announced that it has begun a new rulemaking process to consider other ways to provide debt relief to borrowers. The Company cannot predict the timing, nature, or ultimate outcome of any future potential student loan forgiveness programs as a result of the rulemaking process. Revenue earned under the current Department servicing contracts will decrease in future periods if the Department successfully implements broad based loan forgiveness.
The CARES Act
Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company receives less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension will end August 31, 2023, and borrowers are scheduled to return to repayment on September 1, 2023. Once borrowers transition back to repayment under the legacy government contracts, the Company anticipates revenue per borrower from the Department will increase from the current CARES Act levels.
During the fourth quarter of 2021 and first quarter of 2022, the Company earned additional revenue from the Department based on incremental work, including outbound engagement, being performed by the Company to support the anticipated Department borrowers coming out of forbearance. Effective May 1, 2022, the Department increased the monthly per borrower CARES Act forbearance rate paid to its servicers to compensate them for supplemental outreach to certain borrowers and to support the transition of borrowers back to repayment. Effective April 1, 2023, the Department decreased the monthly per borrower CARES Act forbearance rate by $0.19 per borrower (as discussed above).
Reduction in Staff
On January 18, 2023, the Company announced a reduction in staff to manage expenses due to delays in the government's student debt relief and return to repayment programs under the CARES Act. Approximately 350 associates who were hired within the prior six months were laid off with a 60 day notice period and approximately 210 associates were immediately terminated for performance.
On March 23, 2023, the Company announced a reduction in staff due to the March 2023 government servicing contract price modifications (as discussed above) and the notification by the Department in February 2023 of its intention to transfer up to one million of the Company's existing Department servicing borrowers to another servicer (as discussed above). Approximately 550 associates who work in LSS, including some in related shared services areas that support LSS, were notified their positions were being eliminated. The Company estimates incurring a charge of $4.3 million related to the staff reductions, of which $2.7 million was recognized in the first quarter of 2023. The remaining expense was incurred primarily during the second quarter of 2023.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
Net interest income	$1,058	226	2,095	269	Increase in 2023 compared with 2022 was due to higher interest rates.
Loan servicing and systems revenue	122,020	124,873	261,247	261,241	See table below for additional information.
Intersegment servicing revenue	7,246	8,381	15,036	16,860
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease in 2023 compared with 2022 was due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	605	611	1,213	1,350	Represents revenue earned from providing administrative support and marketing services.
Total other income	129,871	133,865	277,496	279,451
Salaries and benefits	76,141	83,220	160,701	175,192
Decrease in 2023 compared with 2022 was due to the Company being fully staffed with contact center operations and support associates in 2022 in preparation for the resumption of federal student loan payments and other activities after the CARES Act suspension. During the first and second quarters of 2023, the Company reduced staff to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for government servicing contracts. See "Reduction in Staff" above for additional details.

Depreciation and amortization	4,863	5,318	9,377	10,272
Other expenses	13,818	13,507	27,131	29,721
Decrease in the first half of 2023 compared with 2022 was due to a decrease in professional fees and facility costs. Over the last year, the Company has reduced its office space as a large number of employees continue to work from home.

Intersegment expenses	19,079	18,558	40,136	38,955	Represent costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	113,901	120,603	237,345	254,140
Income before income taxes	17,028	13,488	42,246	25,580
Income tax expense	(4,086)	(3,237)	(10,139)	(6,139)	Represents income tax expense at an effective tax rate of 24%.
Net income	$12,942	10,251	32,107	19,441
Before tax operating margin	13.1%	10.1%	15.2%	9.2%
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
Before tax operating margin increased in 2023 compared with 2022 due primarily to a decrease in salaries and benefits expense as described above.

Loan servicing and systems revenue

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
Government loan servicing	$95,736	98,815	204,618	207,940
Represents revenue from the Company's Department servicing contracts. Decrease in the three and six months ended June 30, 2023 compared with the same periods in 2022 was due to (i) the monthly fee earned per borrower on certain borrower statuses being reduced by $0.19 effective April 1, 2023; and (ii) a decrease of borrowers in June 2023 as part of the Department's plan to transfer up to one million of the Company's existing borrowers to another third-party servicer. Decrease in the first half of 2023 compared with the same period in 2022 was also due to (i) the recognition of $6.7 million of revenue in the first quarter of 2022 for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers; and (ii) the recognition of $10.5 million of revenue in the first quarter of 2022 related to the discharge of borrowers under the Total and Permanent Disability (TPD) discharge program (the Company earns revenue per each borrower that satisfies the requirements for their loan to be discharged under the TPD discharge program). The decrease in revenue for the first half of 2023 compared with the same period in 2022 was partially offset by (i) an increase in borrowers serviced due to the PHEAA servicing volume transferred to the Company's platform in 2022; (ii) a per borrower CARES Act forbearance rate increase on May 1, 2022; and (iii) a per borrower rate increase on certain statuses on September 1, 2022 (5.0%) to reflect the increase in the cost of labor (Employment Cost Index) per the provisions of the contracts.

Private education and consumer loan servicing	12,063	12,122	24,225	24,995	Decrease in 2023 compared with 2022 was due to a decrease in servicing volume and client requested enhanced delinquency services.
FFELP loan servicing	3,554	4,011	6,921	8,259
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

Software services	5,962	7,907	15,660	15,308
Decrease in the three months ended June 30, 2023 compared with the same period in 2022 was due to the transfer of remote hosted borrowers to other third-party servicers. See “Government Loan Servicing - Loan Volume Transfers - Remote Hosted Servicing Borrowers” above for additional details. Increase in the six months ended June 30, 2023 compared with the same period in 2022 was due to annual rate increases on Department remote hosted servicing customers, contract programming associated with loan transfers and change requests, and growth in LSS's technology outsourcing opportunities. These increases were offset by the transfer of remote hosted borrowers to other third-party servicers. As a result of the transfers, the Company has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods.

Outsourced services	4,705	2,018	9,823	4,739
Represents primarily revenue to provide contact center and back office operational outsourcing services. Increase in 2023 compared with 2022 was due to additional outsourced opportunities, including assisting existing Department servicers as operations transition from exiting servicers. Contracts for support provided to Department servicers expired at the end of July 2023.

Loan servicing and systems revenue	$122,020	124,873	261,247	261,241

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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
Net interest income	$5,268	874	11,304	1,213	Represents interest income on tuition funds held in custody for schools. Increase in 2023 compared with 2022 was due to higher interest rates.
Education technology, services, and payment processing revenue	109,858	91,031	243,462	203,317	See table below for additional information.
Intersegment revenue	65	7	121	10
Total other income	109,923	91,038	243,583	203,327
Cost of services	40,407	30,852	88,110	66,397	See table below for additional information.
Salaries and benefits	38,351	32,120	76,264	63,406	Increase in 2023 compared with 2022 was due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	2,815	2,698	5,393	5,013	Represents primarily amortization of intangible assets from prior business acquisitions and depreciation of capitalized software development costs.
Other expenses	9,692	6,750	17,755	12,514
Increase in 2023 compared with 2022 was due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies. Increase was also due to an increase in costs for travel and in-person hosted conferences that previously subsided due to the COVID pandemic. In addition, during the second quarter of 2023 the Company increased its allowance for uncollectible accounts due to the age of certain receivables primarily driven by economic conditions and the increase in volume of FACTS Education Solutions instructional services revenue.

Intersegment expenses, net	5,884	4,805	11,684	9,410	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	56,742	46,373	111,096	90,343
Income before income taxes	18,042	14,687	55,681	47,800
Income tax expense	(4,327)	(3,525)	(13,393)	(11,472)	Represents income tax expense at an effective tax rate of 24%.
Net income	13,715	11,162	42,288	36,328
Net (income) loss attributable to noncontrolling interests	(19)	53	119	53	Amounts for noncontrolling interests reflect the net (income) loss attributable to the holders of minority membership interests in NextGen, of which the Company became the majority owner on April 30, 2022.
Net income	$13,696	11,215	42,407	36,381

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
Tuition payment plan services	$30,825	27,637	65,012	58,352	Increase in 2023 compared with 2022 was due to a higher number of payment plans in the K-12 and higher education market for both new and existing customers.
Payment processing	31,827	27,968	75,868	66,039	Increase in 2023 compared with 2022 was due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology and services	46,216	34,956	101,004	78,207
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

Other	990	470	1,578	719
Education technology, services, and payment processing revenue	109,858	91,031	243,462	203,317
Cost of services	40,407	30,852	88,110	66,397
Represents costs relating to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and were the primary driver of the increase in 2023 compared with 2022 due to the increase in instructional services resulting from the EANS program as noted above. In addition, the cost of providing instructional services has increased as a percentage of revenue in 2023 compared with 2022.

Net revenue	$69,451	60,179	155,352	136,920
GAAP before tax operating margin	26.0%	24.4%	35.8%	34.9%
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
Before tax operating margin, excluding net interest income, decreased in 2023 compared with 2022 due to investments in (i) the development of new services and technologies; and (ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues. Additionally, the Company has had significant growth in FACTS Education Solutions instructional services revenue which has a lower before tax operating margin compared to the rest of the Company's services. The Company anticipates before tax operating margin, excluding net interest income, will be impacted over the next several years as it continues to invest in the development of new services and customer experiences but could see some improvement when the EANS program ends in September 2024.

Net interest income	(7.6)	(1.4)	(7.2)	(0.9)
Non-GAAP before tax operating margin, excluding net interest income	18.4%	23.0%	28.6%	34.0%

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2023, the AGM operating segment had a $13.2 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of June 30, 2023 and December 31, 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$13,482,620	16,618,627	14,169,771	17,441,790
Loan acquisitions:
Federally insured student loans	512,611	43,747	515,591	53,949
Private education loans	—	6,484	—	7,510
Consumer and other loans	59,972	118,012	310,678	136,534
Total loan acquisitions	572,583	168,243	826,269	197,993
Repayments, claims, capitalized interest, participations, and other, net	(443,068)	(478,461)	(853,307)	(925,601)
Loans lost to external parties	(214,734)	(453,158)	(483,430)	(840,806)
Loans sold	(158,276)	(114)	(420,178)	(18,239)
Ending balance	$13,239,125	15,855,137	13,239,125	15,855,137
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2023, the Company’s ownership correlates to approximately $680 million, $560 million, and $360 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
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
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status and delinquency amounts for each of AGM's loan portfolios as of June 30, 2023 and December 31, 2022; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2023 and 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Variable loan yield, gross	7.73%	3.59%	7.42%	3.16%
Consolidation rebate fees	(0.80)	(0.85)	(0.81)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization	0.06	0.03	0.05	0.03
Variable loan yield, net	6.99	2.77	6.66	2.34
Loan cost of funds - interest expense (a)	(5.94)	(1.73)	(5.73)	(1.41)
Loan cost of funds - derivative settlements (b) (c)	(0.00)	0.02	0.01	0.02
Variable loan spread	1.05	1.06	0.94	0.95
Fixed rate floor income, gross	0.01	0.46	0.03	0.57
Fixed rate floor income - derivative settlements (b) (d)	0.00	0.09	0.34	0.01
Fixed rate floor income, net of settlements on derivatives	0.01	0.55	0.37	0.58
Core loan spread	1.06%	1.61%	1.31%	1.53%

Average balance of AGM's loans	$13,616,889	16,437,861	13,804,065	16,823,385
Average balance of AGM's debt outstanding	13,011,224	15,923,648	13,187,073	16,335,310
(a)    In the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of $25.9 million in interest expense from the write-off of the remaining unamortized debt discount associated with these bonds at the time of redemption. This expense was excluded from the table above.
(b)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2023 and 2022 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 4 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Core loan spread	1.06%	1.61%	1.31%	1.53%
Derivative settlements (1:3 basis swaps)	0.00	(0.02)	(0.01)	(0.02)
Derivative settlements (fixed rate floor income)	(0.00)	(0.09)	(0.34)	(0.01)
Loan spread	1.06%	1.50%	0.96%	1.50%
(c)    Derivative settlements consist of net settlements (paid) received related to the Company’s 1:3 basis swaps.
(d)    Derivative settlements consist of net settlements received related to the Company’s floor income interest rate swaps.

The interest earned on a large portion of AGM's FFELP student loan assets is indexed to the one-month LIBOR rate. AGM funds a portion of its assets with three-month LIBOR indexed floating rate securities. The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. In addition, the Company faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily. In an increasing interest rate environment, student loan spread on FFELP loans increases. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Fixed rate floor income, gross	$456	18,292	1,567	47,285
Derivative settlements (a)	47	3,692	22,525	487
Fixed rate floor income, net	$503	21,984	24,092	47,772
Fixed rate floor income contribution to spread, net	0.01%	0.55%	0.37%	0.58%

(a)    Derivative settlements consist of net settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and six months ended June 30, 2023 compared with the same periods in 2022 was due to higher interest rates in 2023 compared with 2022.
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. On March 15, 2023, to minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements. In June 2023, the Company entered into a derivative with a notional amount of $50.0 million to hedge a portion of loans remaining that earn fixed rate floor income.
The decrease in net derivative settlements received by the Company during the three months ended June 30, 2023, compared with the same period in 2022, was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received by the Company during the six months ended June 30, 2023, compared with the same period in 2022, was due to an increase in settlements on the Company's derivatives outstanding during this period as a result of an increase in interest rates.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
Net interest income after provision for loan losses	$13,351	61,861	27,014	135,320	See table below for additional analysis.
Other income, net	1,319	5,133	4,164	11,644
Represents primarily borrower late fees, income from providing administration activities for third parties, gain/losses from repurchases of debt, and income/losses from AGM's investment in joint ventures. AGM recognized joint venture losses of $2.5 million and $2.6 million for the three and six months ended June 30, 2023, respectively, compared with losses of $0.4 million and income of $1.6 million for the same periods in 2022.

Gain on sale of loans, net	15,511	—	27,323	2,989
The Company sold $261.9 million (par value) and $158.3 million (par value) of consumer and other loans in the first and second quarter of 2023, respectively, and recognized net gains of $11.8 million and $15.5 million, respectively. The Company also sold $18.1 million (par value) of consumer loans in the first quarter of 2022 and recognized a gain of $3.0 million.

Derivative settlements, net	(18)	4,623	23,319	1,814
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below. The majority of derivative settlements received in 2023 was from the Company's derivative portfolio used to hedge loans earning fixed rate floor income. This derivative portfolio was terminated on March 15, 2023 to minimize the Company's exposure to market volatility.

Derivative market value adjustments, net	897	40,401	(36,515)	186,135
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during 2023 and 2022 related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. On March 15, 2023, AGM terminated its portfolio of floor income interest rate swaps to minimize the Company's exposure to market volatility. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income, net	17,709	50,157	18,291	202,582
Salaries and benefits	1,096	614	1,851	1,205	Increase in 2023 compared with 2022 was due to additional headcount as the Company actively expands into new asset loan classes.
Other expenses	4,115	3,543	9,131	6,576	Represents primarily servicing fees paid to third parties. Also includes certain professional and legal fees. Increase in 2023 compared with 2022 was due to incurring additional professional fees as the Company actively expands into new asset loan classes.
Intersegment expenses	8,145	8,513	16,841	17,344	Represents fees paid to LSS for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	13,356	12,670	27,823	25,125
Total operating expenses were 39 basis points and 31 basis points of the average balance of loans for the three months ended June 30, 2023 and 2022, respectively, and 40 basis points and 30 basis points for the six months ended June 30, 2023 and 2022, respectively. The increase in operating expenses as a percent of the average balance of loans in 2023 compared with 2022 was due to an increase in costs as the Company actively expands into new asset loan classes.

Income before income taxes	17,704	99,348	17,482	312,777
Income tax expense	(4,249)	(23,844)	(4,196)	(75,066)	Represents income tax expense at an effective tax rate of 24%.
Net income	$13,455	75,504	13,286	237,711
Additional information:
Net income	$13,455	75,504	13,286	237,711	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(897)	(40,401)	36,515	(186,135)
Tax effect	215	9,696	(8,764)	44,672
Net income, excluding derivative market value adjustments	$12,773	44,799	41,037	96,248

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
Variable interest income, gross	$262,771	146,911	509,364	262,663	Increase in 2023 compared with 2022 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(27,211)	(34,952)	(55,610)	(71,723)	Decrease in 2023 compared with 2022 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,890	1,474	3,497	2,934	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	237,450	113,433	457,251	193,874
Interest on bonds and notes payable	(218,602)	(68,616)	(400,665)	(113,825)	Increase in 2023 compared with 2022 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of a $25.9 million non-cash expense from the write-off of the remaining debt discount associated with these bonds at the time of redemption.
Derivative settlements, net (a)	(65)	931	794	1,327	Represents net derivative settlements (paid) received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	18,783	45,748	57,380	81,376
Fixed rate floor income, gross	456	18,292	1,567	47,285	Decrease in 2023 compared with 2022 was due to higher interest rates.
Derivative settlements, net (a)	47	3,692	22,525	487
Represents net derivative settlements received related to the Company's floor income interest rate swaps. On March 15, 2023, to minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income. The decrease in net derivative settlements received by the Company during the three months ended June 30, 2023, compared with the same period in 2022, was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received by the Company during the six months ended June 30, 2023, compared with the same period in 2022, was due to an increase in settlements on the Company's derivatives outstanding during this period as a result of an increase in interest rates.

Fixed rate floor income, net of settlements on derivatives	503	21,984	24,092	47,772
Core loan interest income (a)	19,286	67,732	81,472	129,148
Investment interest	15,857	8,671	29,664	17,835	Increase in 2023 compared with 2022 was due to an increase of interest earned on restricted cash due to higher interest rates.
Intercompany interest	(13,711)	(1,092)	(20,846)	(1,886)	Increase in 2023 compared with 2022 was due to an increase in the balance of borrowings and higher rates.
(Provision) negative provision for loan losses - federally insured loans	—	(2,365)	(2,411)	383
The primary item impacting provision for loan losses was the establishment of an initial allowance for consumer loans acquired during the periods presented.

For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

(Provision) for loan losses - private education loans	—	(1,217)	(240)	(817)
(Provision) for loan losses - consumer and other loans	(8,099)	(5,245)	(37,306)	(7,529)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$13,333	66,484	50,333	137,134	Decrease in 2023 compared with 2022 was due to (i) a decrease in the average balance of loans; (ii) a decrease in core loan spread, primarily related to the termination of floor interest rate swaps in March 2023; (iii) the recognition of a $25.9 million non-cash expense from the write-off of a debt discount associated with bonds redeemed prior to their maturity; and (iv) an increase in provision for loan losses related to an initial allowance for consumer loans acquired during the periods presented. These items were partially offset by an increase in investment interest income due to higher interest rates.
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

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of June 30, 2023, Nelnet Bank had a $444.5 million loan portfolio, consisting of $352.3 million of private education loans, $61.5 million of FFELP loans, and $30.7 million of consumer and other loans.
For a summary of the allowance as a percentage of the ending balance and loan status, delinquency amounts, and other key credit quality indicators of each of Nelnet Bank's loan portfolios as of June 30, 2023 and December 31, 2022; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2023 and 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$439,007	368,257	419,795	257,901
Loan originations:
Private education loans	7,359	75,204	21,585	205,546
Consumer and other loans	13,168	—	32,800	—
Total loan originations	20,527	75,204	54,385	205,546
Repayments	(15,046)	(17,373)	(29,575)	(35,767)
Loans sold to AGM	—	(2,535)	(117)	(4,127)
Ending balance	$444,488	423,553	444,488	423,553
Deposits
As of June 30, 2023, Nelnet Bank had $871.4 million of deposits. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other saving deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and commercial and institutional CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
Nelnet Bank’s deposits include $140.4 million from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and NBS custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.
Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended June 30, (a)				Six months ended June 30, (a)
	2023		2022		2023		2022
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$62,476	6.38%	$80,424	2.18%	$63,559	6.15%	$82,832	1.79%
Private education loans	354,124	3.75	331,584	3.08	354,907	3.68	280,542	3.01
Consumer and other loans	25,530	13.11	—	—	16,469	12.93	—	—
Cash and investments	541,618	6.31	354,336	2.53	541,069	6.13	309,965	2.16
Total interest-earning assets	983,748	5.57%	766,344	2.73%	976,004	5.36%	673,339	2.47%
Non-interest-earning assets	7,992		17,144		8,654		16,214
Total assets	$991,740		$783,488		$984,658		$689,553
Average liabilities and equity
Brokered deposits	$204,158	1.37%	$249,830	1.31%	$204,781	1.38%	$197,783	1.27%
Intercompany deposits	149,120	6.54	137,812	0.83	168,388	5.67	104,380	0.62
Retail and other deposits	507,701	3.98	287,656	0.75	480,009	3.89	278,393	0.68
Total interest-bearing liabilities	860,979	3.77%	675,298	0.97%	853,178	3.62%	580,556	0.87%
Non-interest-bearing liabilities	4,890		5,226		5,247		5,509
Equity	125,871		102,964		126,233		103,488
Total liabilities and equity	$991,740		$783,488		$984,658		$689,553
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	Additional information
Total interest income	$13,661	5,212	25,920	8,241	Represents interest earned on loans, cash, and investments. Increase in 2023 compared with 2022 was due to an increase of these balances and interest rates.
Interest expense	8,171	1,639	15,385	2,494	Represents interest expense on deposits. Increase in 2023 compared with 2022 was due to an increase of deposits and interest rates.
Net interest income	5,490	3,573	10,535	5,747
Provision for loan losses	1,493	582	3,910	1,011
Increase in provision for loan losses was due to the mix of loans, including the mix of loans originated in 2023 compared with 2022. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Net interest income after provision for loan losses	3,997	2,991	6,625	4,736
Other income	620	157	830	1,659	Represents primarily net gains and income from investments.
Derivative settlements, net	83	—	83	—
During the second quarter of 2023, Nelnet Bank entered into derivatives to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations.

Derivative market value adjustments, net	1,108	—	1,108	—
Total other income/expense	1,811	157	2,021	1,659
Salaries and benefits	2,297	1,714	4,361	3,268	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase in 2023 compared with 2022 was due to the overall growth of Nelnet Bank activities.
Depreciation	51	4	56	7
Other expenses	1,624	899	2,406	1,584	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses. Increase in 2023 compared with 2022 was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	92	57	173	102
Represents primarily servicing costs paid to LSS. Certain shared service and support costs incurred by the Company to support Nelnet Bank are not and will not be reflected as part of Nelnet Bank through 2023 (when the bank’s de novo period will end). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank’s operating segment were $1.8 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $3.5 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively.

Total operating expenses	4,064	2,674	6,996	4,961
Income before income taxes	1,744	474	1,650	1,434
Income tax expense	(396)	(106)	(362)	(328)
Represents income tax expense at an effective tax rate of 22.7% and 22.3% for the three months ended June 30, 2023 and 2022, respectively, and 21.9% and 22.9% for the six months ended June 30, 2023 and 2022, respectively.

Net income	$1,348	368	1,288	1,106
Additional information:
Net income	$1,348	368	1,288	1,106	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(1,108)	—	(1,108)	—
Tax effect	266	—	266	—
Net income, excluding derivative market value adjustments	$506	368	446	1,106

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
Summary and Comparison of Operating Results

			Nelnet Renewable Energy (c)
	Shared services (a)	WRCM (b)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (d)	Real estate investments (e)	Venture capital investments (f)	Interest income/expense, net (g)	Other	Total
	Three months ended June 30, 2023
Interest income	$—	3	—	59	—	141	1,214	24,459	(21)	25,855
Interest expense	—	—	—	(422)	—	—	—	(7,527)	(293)	(8,242)
Net interest income	—	3	—	(363)	—	141	1,214	16,932	(314)	17,613
Solar construction revenue	—	—	—	4,735	—	—	—	—	—	4,735
Other, net	921	1,638	(7,929)	58	(9,711)	(1,089)	(957)	192	7,324	(9,553)
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide solar construction services	—	—	—	(9,122)	—	—	—	—	—	(9,122)
Salaries and benefits	(23,003)	(53)	(878)	(1,471)	—	(57)	(226)	—	(1,277)	(26,965)
Depreciation and amortization	(9,218)	—	—	(1,581)	—	(8)	—	—	(116)	(10,923)
Other expenses	(9,820)	(82)	(97)	47	(1,375)	(31)	(20)	(424)	(4,945)	(16,747)
Intersegment expenses, net	27,145	(3)	(754)	(539)	—	(93)	(12)	(97)	387	26,034
Income (loss) before income taxes	(13,975)	1,503	(9,658)	(8,236)	(11,086)	(1,137)	(1)	16,603	1,059	(24,928)
Income tax (expense) benefit	3,354	(324)	461	1,597	2,661	267	—	(3,985)	(1,464)	2,567
Net (income) loss attributable to noncontrolling interests	—	(151)	7,737	1,582	—	23	—	—	—	9,191
Net income (loss)	$(10,621)	1,028	(1,460)	(5,057)	(8,425)	(847)	(1)	12,618	(405)	(13,170)
	Three months ended June 30, 2022
Interest income	$—	—	—	—	—	318	106	5,683	128	6,235
Interest expense	—	—	—	—	—	—	—	(3,220)	(432)	(3,652)
Net interest income	—	—	—	—	—	318	106	2,463	(304)	2,583
Solar construction revenue	—	—	—	—	—	—	—	—	—	—
Other, net	461	1,482	(1,854)	—	(14,801)	3,756	17,293	(2,568)	2,978	6,747
Impairment expense	(875)	—	—	—	—	—	(5,409)	—	—	(6,284)
Cost to provide solar construction services	—	—	—	—	—	—	—	—	—	—
Salaries and benefits	(21,547)	(56)	(308)	—	(71)	(55)	(153)	—	(1,539)	(23,729)
Depreciation and amortization	(10,159)	—	—	—	—	—	—	—	(71)	(10,230)
Other expenses	(9,262)	(82)	(258)	—	—	11	(23)	(692)	(1,935)	(12,241)
Intersegment expenses, net	24,147	(3)	(3)	—	—	(95)	—	(55)	(446)	23,545
Income (loss) before income taxes	(17,235)	1,341	(2,423)	—	(14,872)	3,935	11,814	(852)	(1,317)	(19,609)
Income tax (expense) benefit	4,136	(290)	28	—	3,569	(942)	(2,835)	204	1,358	5,228
Net (income) loss attributable to noncontrolling interests	—	(134)	2,305	—	—	(8)	—	—	9	2,172
Net income (loss)	$(13,099)	917	(90)	—	(11,303)	2,985	8,979	(648)	50	(12,209)

			Nelnet Renewable Energy (c)
	Shared services (a)	WRCM (b)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (d)	Real estate investments (e)	Venture capital investments (f)	Interest income/expense, net (g)	Other	Total
	Six months ended June 30, 2023
Interest income	$—	5	—	100	—	282	1,884	44,696	87	47,054
Interest expense	—	—	—	(695)	—	—	—	(19,504)	(361)	(20,560)
Net interest income	—	5	—	(595)	—	282	1,884	25,192	(274)	26,494
Solar construction revenue	—	—	—	13,386	—	—	—	—	—	13,386
Other, net	1,547	3,250	(9,877)	102	(27,575)	(289)	(890)	(3,749)	10,194	(27,287)
Impairment expense	—	—	—	—	—	—	—	—	—	—
Cost to provide solar construction services	—	—	—	(17,422)	—	—	—	—	—	(17,422)
Salaries and benefits	(46,387)	(109)	(1,885)	(2,667)	(30)	(138)	(403)	—	(2,765)	(54,384)
Depreciation and amortization	(18,048)	—	—	(2,198)	—	(14)	—	—	(194)	(20,454)
Other expenses	(20,386)	(163)	(918)	(901)	(1,363)	(47)	(185)	(2,642)	(3,753)	(30,358)
Intersegment expenses, net	56,310	(6)	(739)	(1,051)	—	(188)	(22)	(194)	(288)	53,822
Income (loss) before income taxes	(26,964)	2,977	(13,419)	(11,346)	(28,968)	(394)	384	18,607	2,920	(56,203)
Income tax (expense) benefit	6,471	(643)	667	2,207	6,953	87	(92)	(4,466)	(1,836)	9,348
Net (income) loss attributable to noncontrolling interests	—	(297)	10,640	2,151	—	29	—	—	—	12,523
Net income (loss)	$(20,493)	2,037	(2,112)	(6,988)	(22,015)	(278)	292	14,141	1,084	(34,332)
	Six months ended June 30, 2022
Interest income	$—	—	—	—	—	607	106	9,286	228	10,227
Interest expense	—	—	—	—	—	—	—	(4,965)	(713)	(5,678)
Net interest income	—	—	—	—	—	607	106	4,321	(485)	4,549
Solar construction revenue	—	—	—	—	—	—	—	—	—	—
Other, net	1,150	2,763	(2,723)	—	(25,815)	8,228	22,195	(3,432)	5,506	7,872
Impairment expense	(875)	—	—	—	—	—	(5,409)	—	—	(6,284)
Cost to provide solar construction services	—	—	—	—	—	—	—	—	—	—
Salaries and benefits	(43,415)	(111)	(566)	—	(155)	(165)	(392)	—	(2,938)	(47,742)
Depreciation and amortization	(19,774)	—	—	—	—	—	—	—	(140)	(19,914)
Other expenses	(21,523)	(182)	(360)	—	(24)	9	(46)	(1,141)	(2,778)	(26,045)
Intersegment expenses, net	49,902	(6)	(6)	—	—	(190)	—	(111)	(648)	48,941
Income (loss) before income taxes	(34,535)	2,464	(3,655)	—	(25,994)	8,489	16,454	(363)	(1,483)	(38,623)
Income tax (expense) benefit	8,288	(533)	(125)	—	6,238	(2,034)	(3,949)	87	3,854	11,826
Net (income) loss attributable to noncontrolling interests	—	(246)	4,174	—	—	(14)	—	—	20	3,934
Net income (loss)	$(26,247)	1,685	394	—	(19,756)	6,441	12,505	(276)	2,391	(22,863)
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
(b)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management fees of $1.6 million and $1.5 million during the three months ended June 30, 2023 and 2022, respectively, and $3.2 million and $2.7 million during the six months ended June 30, 2023 and 2022, respectively. Fees earned by WRCM are included in "other, net" in the table above.

(c)    Nelnet Renewable Energy, which includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar development. As of June 30, 2023, the Company has invested a total of $312.9 million (which includes $120.0 million syndicated to third-party investors) in solar tax equity investments. Due to the management and control of each of these investment partnerships, the tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as non-controlling interests.
Included in tax equity investments is the Company's share of income or loss from solar investments under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized losses on its tax equity investments of $7.9 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively, and $9.9 million and $2.9 million during the six months ended June 30, 2023 and 2022, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors, are included in “other, net” in the table above. Solar losses attributable to third-party noncontrolling interest investors was $7.4 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $10.1 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively, and are reflected in “net (income) loss attributable to noncontrolling interests” in the table above.
Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively, which is included in "other, net" in the table above.
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
GRNE is a solar contracting company that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. Since the acquisition of GRNE, it has incurred low and, in some cases, negative margins on certain projects. As existing contracts are completed and revenue from new projects grows as a percent of overall revenue, the Company expects margin to improve in future periods.
(d)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interest in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO") under the HLBV method of accounting. The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $12.2 million and $16.9 million during the three months ended June 30, 2023 and 2022, respectively, and $32.4 million and $30.1 million during the six months ended June 30, 2023 and 2022, respectively. These amounts are reflected in “other, net” in the table above.
As of June 30, 2023, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $145.9 million and $4.5 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. The Company recognized income on its ALLO preferred membership interests of $2.3 million and $2.1 million during the three months ended June 30, 2023 and 2022, respectively, and $4.5 million and $4.3 million during the six months ended June 30, 2023 and 2022, respectively. These amounts are reflected in “other, net” in the table above.
As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized an expense of $1.4 million associated with this obligation for the three months ended June 30, 2023, which is included in “other expenses” in the table above.
(e)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio.
(f)    Represents the operating results of the Company’s venture capital investments and the administrative costs to manage this portfolio. In April 2022, the Company recognized a $15.2 million gain as a result of the revaluation of its previously held 50% ownership interests in NextGen (previously accounted for under the equity method) as a result of the Company purchasing an additional 30% ownership interests in NextGen.
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
Sources of Liquidity
As of June 30, 2023, the Company's sources of liquidity included:

Cash and cash equivalents	$121,769
Less: Cash and cash equivalents held at Nelnet Bank (1)	(15,629)
Net cash and cash equivalents	106,140

Available-for-sale (AFS) debt securities (investments) - at fair value	1,048,074
Less: AFS debt securities held at Nelnet Bank - at fair value (1)	(376,269)
AFS debt securities serving as collateral on participation agreement - at fair value (2)	(6,303)
AFS debt securities serving as collateral on repurchase agreements - at fair value (3)	(281,846)
AFS restricted debt securities - at fair value	(15,956)
Unencumbered AFS debt securities (investments) - at fair value	367,700

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	231,107

Repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (4)	253,731
Less: Repurchased Nelnet issued asset-backed debt securities serving as collateral on repurchase agreements - at par	(197,500)
Unencumbered repurchased Nelnet issued asset-backed debt securities - at par	56,231

Unused capacity on unsecured line of credit (5)	495,000

Sources of liquidity as of June 30, 2023	$1,256,178
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
(5)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of June 30, 2023, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.

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
Cash Flows
The Company has historically generated positive cash flow from operations. During the six months ended June 30, 2023 and 2022, the Company generated $199.0 million and $483.7 million, respectively, in cash from operating activities. The decrease in 2023 compared with 2022 was due to:
•A decrease in net income;
•Payments to the Company's clearinghouse for margin payments on derivatives for the six months ended June 30, 2023 compared with proceeds received in 2022;
•Adjustments to net income for the impact of the non-cash change in deferred income taxes and gain on sale of loans; and
•A decrease in net proceeds from the sale of equity securities in 2023 compared to 2022.
These factors were partially offset by:
•An increase in proceeds from termination of derivative instruments in 2023 compared with 2022;
•Adjustments to net income for derivative market value adjustments, the impact of provision for loan losses, and loss on investments;
•An increase of non-cash depreciation and amortization during the six months ended June 30, 2023 compared with the same period in 2022; and
•The impact of changes to accounts receivable during the six months ended June 30, 2023 compared with the same period in 2022.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, and repayment of loans and the purchase and sale of available-for-sale securities. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and Nelnet Bank deposits used to fund loans and investment activity. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2023 was $890.3 million and $1.6 billion, respectively. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2022 was $837.0 million and $1.3 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of June 30, 2023
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$11,141,183	8/26/30 - 9/25/69
FFELP, private education, and consumer loan warehouse facilities	1,604,953	12/31/23 - 11/14/25
	$12,746,136
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
As of June 30, 2023, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.37 billion as detailed below.

The forecasted cash flow presented below includes all loans, the majority of which are federally insured student loans, funded in asset-backed securitizations as of June 30, 2023. As of June 30, 2023, AGM had $11.3 billion of loans included in asset-backed securitizations, which represented 85.6% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, loans acquired subsequent to June 30, 2023, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.37 billion
(dollars in millions)

$250
$200
$150
$100
$50
$-
$195
$220
$200
$130
$100
$65
$50
$80
$55
$110
$35
$45
$40
$45
2023 (Q3-Q4)
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036 and after

The forecasted future undiscounted cash flows of approximately $1.37 billion include approximately $0.84 billion (as of June 30, 2023) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.53 billion, or approximately $0.40 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's June 30, 2023 balance of consolidated shareholders' equity.
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

Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, consolidation loan programs, or further extend the suspension of borrower payments under the CARES Act, such initiatives could significantly increase prepayments. See note 12 of the notes to the consolidated financial statements included in Part I, Item 1 of this report for additional details regarding the federal government's actions with respect to student loan forgiveness and cancellations.
In addition, on July 10, 2023, the Department issued final regulations on income-driven repayment plans for Federal Direct loans. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Federal Direct Loan Program. The new regulations are effective July 1, 2024; however, the Department has elected early implementation for some features starting July 30, 2023. The regulations provide a lower monthly loan payment on a Direct loan by decreasing discretionary income, decreasing the percentage of discretionary income that must be paid toward a Direct loan, and providing the option for married borrowers to exclude their spouse’s income from being factored by filing a separate tax return. Other changes provide for the elimination of accrued interest that is not covered by the monthly payment amount, provide credit towards loan forgiveness that counts certain periods of deferment and forbearance, a shorter loan forgiveness period for borrowers with an original principal balance less than or equal to $12,000, and credit toward loan forgiveness for eligible payments on a Direct or FFELP loan that is repaid by a Direct Consolidation loan. This new income-driven repayment plan may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Federal Direct Loan Program in order to be eligible for the new income-driven repayment plan.
See Part I, Item 1A, "Risk Factors - Loan Portfolio - Prepayments risk" in the Company's 2022 Annual Report for additional information related to risks associated with loan prepayments.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.10 billion	$1.27 billion
4x	$0.26 billion	$1.11 billion
10x	$0.47 billion	$0.90 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.84 billion (as of June 30, 2023); however, the Company would not receive the $0.53 billion ($0.40 billion after tax) of estimated future earnings from the portfolio.
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
On June 30, 2023, LIBOR was discontinued as a benchmark rate. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - LIBOR Transition" in this report and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2022 Annual Report. The Company does not expect the replacement of LIBOR as a benchmark rate to significantly impact its asset-backed securitization cash flow forecast.

Warehouse Facilities
Warehousing allows the Company to buy and manage FFELP, private education, and consumer loans prior to transferring them into more permanent financing arrangements. For a summary of the Company's warehouse facilities see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheets as "investments and notes receivable" and as of June 30, 2023, the fair value of these bonds was $281.8 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, of which a portion of the proceeds from such agreements were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
In addition, as discussed above, the Company has repurchased certain of its own asset-backed securities in the secondary market that serve as collateral on amounts outstanding under the Company's repurchase agreements.
As of June 30, 2023, $415.5 million was outstanding on the Company's two repurchase agreements, of which $257.2 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement and $158.3 million was borrowed to fund repurchased FFELP loan asset-backed securities. The repurchase agreements have various maturity dates (as of June 30, 2023) from July 26, 2023 through November 27, 2024. Subsequent to June 30, 2023, the Company paid down the outstanding balance of one of the facilities, and as of August 7, 2023, the maturity dates on the remaining facility vary from November 20, 2023 through November 27, 2024. The remaining facility is subject to early termination upon required notice provided by the Company or the applicable counterparty prior to the maturity dates. The Company is required to pay additional cash in the event the fair value of the securities subject to the repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the remaining repurchase agreement, the Company would use cash and/or cash proceeds from its unsecured line of credit, consider the sale of assets (subject to any restrictions described above), or transfer collateral to satisfy any outstanding obligations subject to the repurchase agreements.

Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2023, $262.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the six months ended June 30, 2023.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended June 30, 2023 with a leverage ratio of 12.7%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Nelnet Bank has a portfolio of asset-backed securities investments that were accounted for and classified as available-for-sale. Accordingly, these securities were carried at fair value, with the changes in fair value, net of taxes, carried as a separate component of equity. To reduce Nelnet Bank's market exposure related to decreases in fair value on these investments, on March 31, 2023, securities at Nelnet Bank with a fair value of $149.2 million were transferred from available-for-sale to held to maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of the date of the transfer (March 31, 2023) included pre-tax unrealized losses of $3.7 million. These unrealized losses will be amortized, consistent with the amortization of any discounts on such securities, over the remaining lives of the respective securities as an adjustment of yield.

Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.
Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments. Through June 30, 2023, the Company has invested a total of $312.9 million (which includes $120.0 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships. These investments provide a federal income tax credit under the Internal Revenue Code, equaling either 26% or 30% of the eligible project costs, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital committed to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of June 30, 2023, the Company is committed to fund an additional $319.2 million on tax equity investments, of which $120.5 million is expected to be provided by syndication partners.
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
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of June 30, 2023, the outstanding preferred membership interests of ALLO held by the Company was $145.9 million that earns a preferred annual return of 6.25%. Accrued and unpaid preferred returns are converted to additional preferred membership interests each December 31. As of June 30, 2023 the accrued and unpaid preferred return was $4.5 million. If the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25% to 10.00%. In June 2023, ALLO, the Company, and SDC (a third-party global digital infrastructure investor and member of ALLO) agreed to amend the terms of the ALLO non-voting preferred membership units owned by Nelnet. Such amended terms provide that commencing January 1, 2025, the preferred annual return will increase to 13.5%, commencing July 1, 2025, the return will increase to 15.0%, commencing January 1, 2026, the preferred return will increase to 17.5%, and beginning on January 1, 2027 and on each January 1 of each calendar year thereafter, the annual return will increase by an additional 2.5%. In addition, any preferred return accruing on or after January 1, 2025 is expected to be paid on a quarterly basis in cash rather than through an increase to the outstanding preferred membership interests.
As part of the ALLO recapitalization transaction in December 2020, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. As of June 30, 2023, the estimated fair value of the contingent payment is $9.0 million.
In June 2023, ALLO closed on an asset-backed securities transaction with an aggregate size of $576.0 million. The proceeds from this transaction were used to refinance the majority of ALLO's prior debt and fund a portion of its current growth plans. If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained debt financing to fund a large portion of its growth plans, the Company contributed $8.4 million of additional equity to ALLO in the first quarter of 2023. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change. Based on ALLO's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to ALLO in future periods.

Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity.
All Non-Nelnet Bank over-the-counter derivative contracts executed by the Company are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default.
To minimize the Company's exposure to market volatility, on March 15, 2023, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value as of March 15, 2023 of the derivatives used to hedge loans earning fixed rate floor income of $183.2 million, which included $19.1 million related to current period settlements.
Based on the derivative portfolio outstanding as of June 30, 2023, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of June 30, 2023, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of June 30, 2023, $6.8 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. No shares were repurchased under this program during the first half of 2023. As of June 30, 2023, 4,467,021 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
During the first half of 2023, the Company repurchased 41,247 shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. These repurchased shares are excluded from the Company's repurchase program. See "Stock Repurchases" under Part II, Item 2 of this report.
Dividends
On June 15, 2023, the Company paid a second quarter 2023 cash dividend on the Company's Class A and Class B common stock of $0.26 per share. In addition, the Company's Board of Directors has declared a third quarter 2023 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.26 per share. The third quarter cash dividend will be paid on September 15, 2023 to shareholders of record at the close of business on September 1, 2023.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2022 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and six months ended June 30, 2023 and 2022, see the caption “Activity in the Allowance for Loan Losses” in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
Investments - Proportional Amortization Method
In March 2023, the FASB issued accounting guidance which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than at the reporting entity level or for individual investments. This guidance will be effective for the Company beginning January 1, 2024 with early adoption permitted. Management believes this pronouncement will not have a material impact on the Company's consolidated financial statements upon adoption.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
LIBOR Transition
On June 30, 2023, the LIBOR administrator ceased publication (on a representative basis) of all USD LIBOR rates. When possible, the Company relied on fallback provisions or negotiated with counterparties to transition financial contracts from LIBOR to SOFR. Due to certain noteholder consent requirements, it was not practicable to modify certain of the Company's asset-backed securities transactions. The SAP formula for the Company's FFELP loans, the majority of which were indexed to one-month LIBOR, were not able to be modified without legislative action. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP loans), a benchmark replacement based on SOFR will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of the Company's financial instruments which are currently indexed to USD LIBOR have transitioned, or will transition, to SOFR after June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP loans will transition to 30-day Average SOFR and the Company's LIBOR-indexed FFELP asset-backed securities will also transition to a short-term SOFR index. The Company does not expect the transition from LIBOR to SOFR to significantly impact its asset-backed securitization cash flow forecast as discussed under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral - Bonds and Notes Issued in Asset-backed Securitizations." The Company's LIBOR-indexed derivatives will transition to the fallback rate (SOFR) as defined in the individual agreements and/or published industry guidelines, as applicable. For a discussion of the risks related to the LIBOR transition, see Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2022 Annual Report for additional information.

Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$724,882	5.5%	$1,339,900	9.5%
Variable-rate loan assets	12,514,243	94.5	12,829,871	90.5
Total	$13,239,125	100.0%	$14,169,771	100.0%

Fixed-rate debt instruments	$538,762	4.2%	$617,083	4.5%
Variable-rate debt instruments	12,207,374	95.8	13,199,327	95.5
Total	$12,746,136	100.0%	$13,816,410	100.0%
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
No variable-rate floor income was earned by the Company in 2023 or 2022.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Fixed rate floor income, gross	$456	18,292	1,567	47,285
Derivative settlements (a)	47	3,692	22,525	487
Fixed rate floor income, net	$503	21,984	24,092	47,772
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and six months ended June 30, 2023 compared with the same periods in 2022 due to higher interest rates in 2023 compared with 2022.
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. On March 15, 2023, to minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements.
The decrease in net derivative settlements received by the Company during the three months ended June 30, 2023, compared with the same period in 2022, was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received by the Company during the six months ended June 30, 2023, compared with the same period in 2022, was due to an increase in settlements on the Company's derivatives outstanding during this period as a result of an increase in interest rates.

The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2023.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
7.5 - 7.99%	7.87%	5.23%	$32,997
8.0 - 8.99%	8.20%	5.56%	256,171
> 9.0%	9.05%	6.41%	130,844
			$420,012
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2023, the weighted average estimated variable conversion rate was 5.80% and the short-term interest rate was 518 basis points.
In June 2023, the Company entered into a derivative with a notional amount of $50.0 million and a maturity date in 2030 to hedge a portion of loans remaining that earn fixed rate floor income. Based on the terms of this derivative, the Company pays a weighted average fixed rate of 3.44% and receives payments based on SOFR that resets quarterly.
AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2023.

Index	Frequency of variable resets	Assets	Funding of student loan assets
1 month LIBOR (a) (b)	Daily	$12,002,100	—
3 month H15 financial commercial paper	Daily	414,602	—
3 month Treasury bill	Daily	403,040	—
1 month LIBOR (a)	Monthly	—	7,239,176
3 month LIBOR (a) (b)	Quarterly	—	3,255,282
Asset-backed commercial paper (c)	Varies	—	1,530,429
Fixed rate	—	—	519,156
Auction-rate (d)	Varies	—	91,335
Other (e)	—	1,248,304	1,432,668
		$14,068,046	14,068,046
(a)    Have transitioned, or will transition, to SOFR after June 30, 2023. See "LIBOR Transition" above.
(b)    The Company has certain basis swaps outstanding in which the Company receives three-month LIBOR and pays one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2023.

Maturity	Notional amount (i)
2024	$1,750,000
2026	1,150,000
2027	250,000
$3,150,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2023 was one-month LIBOR plus 10.1 basis points.
(c)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates.
(d)    As of June 30, 2023, the Company was sponsor for $91.3 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to LIBOR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(e)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP loan asset-backed securitizations and warehouse facility.

LIBOR is in the process of being discontinued as a benchmark rate, and the market transition away from the current LIBOR framework could result in significant changes to the interest rate characteristics of the Company's LIBOR-indexed assets and funding for those assets. See "LIBOR Transition" above and Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2022 Annual Report for additional information.
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

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2023
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$712	2.4%	$3,029	10.2%	$314	1.1%	$3,762	12.7%
Impact of derivative settlements (a)	33	0.1	99	0.3	(33)	(0.1)	(99)	(0.3)
Increase (decrease) in net income before taxes	$745	2.5%	$3,128	10.5%	$281	1.0%	$3,663	12.4%
Increase (decrease) in basic and diluted earnings per share	$0.02		$0.06		$0.01		$0.07
	Three months ended June 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(5,927)	(5.4)%	$(10,505)	(9.7)%
Impact of derivative settlements	7,729	7.1	23,187	21.4
Increase (decrease) in net income before taxes	$1,802	1.7%	$12,682	11.7%
Increase (decrease) in basic and diluted earnings per share	$0.04		$0.26
	Six months ended June 30, 2023
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$1,484	2.4%	$7,432	12.2%	$390	0.6%	$7,412	12.2%
Impact of derivative settlements (a)	33	0.1	99	0.2	(33)	(0.1)	(99)	(0.2)
Increase (decrease) in net income before taxes	$1,517	2.5%	$7,531	12.4%	$357	0.5%	$7,313	12.0%
Increase (decrease) in basic and diluted earnings per share	$0.03		$0.15		$0.01		$0.15
	Six months ended June 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(16,068)	(4.6)%	$(28,152)	(8.1)%
Impact of derivative settlements	18,455	5.3	55,365	15.9
Increase (decrease) in net income before taxes	$2,387	0.7%	$27,213	7.8%
Increase (decrease) in basic and diluted earnings per share	$0.05		$0.55
(a)On March 15, 2023, the Company terminated its existing derivative portfolio hedging loans earning fixed rate floor income. The table above excludes the impact of these derivatives for the entire period.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2023				Three months ended June 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(1,182)	(4.0)%	$(3,547)	(12.0)%	$(1,199)	(1.1)%	$(3,597)	(3.3)%
Impact of derivative settlements	785	2.7	2,356	8.0	1,222	1.1	3,664	3.4
Increase (decrease) in net income before taxes	$(397)	(1.3)%	$(1,191)	(4.0)%	$23	0.0%	$67	0.1%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.02)		$0.00		$0.00
	Six months ended June 30, 2023				Six months ended June 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(2,295)	(3.8)%	$(6,886)	(11.3)%	$(2,461)	(0.7)%	$(7,383)	(2.1)%
Impact of derivative settlements	1,562	2.6	4,686	7.7	2,677	0.8	8,028	2.3
Increase (decrease) in net income before taxes	$(733)	(1.2)%	$(2,200)	(3.6)%	$216	0.1%	$645	0.2%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.04)		$0.00		$0.01
Interest Rate Risk - Nelnet Bank
To manage Nelnet Bank's risk from fluctuations in market interest rates, the Company actively monitors interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income, and cash flow. To achieve this objective, the Company manages and mitigates Nelnet Bank’s exposure to fluctuations in market interest rates through several techniques, including managing the maturity, repricing, and mix of fixed and variable rate assets and liabilities and the use of derivative instruments.
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits by rate characteristics:

	As of June 30, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$372,494		$341,776
Fixed-rate investments	98,538		123,809
Total fixed-rate assets	471,032	48.5%	465,585	52.2%
Variable-rate loan assets	71,994		78,019
Variable-rate investments	428,571		347,559
Total variable rate assets	500,565	51.5	425,578	47.8
Total assets	$971,597	100.0%	$891,163	100.0%

Fixed-rate deposits	$281,583	32.3%	$336,040	42.6%
Variable-rate deposits (a)	589,839	67.7	453,604	57.4
Total deposits	$871,422	100.0%	$789,644	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 4 of the notes to the consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of June 30, 2023.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
	Three months ended June 30,
	2023			2022
Investments:
Asset-backed securities available-for-sale (a) (b)	$1,076,344	22,911	8.54%	$1,258,770	5,104	1.63%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$76,966	1,094	5.70%	$352,804	1,384	1.57%
Repurchase agreements - variable rate (d)	415,514	6,278	6.06	471,033	1,682	1.43
	$492,480	7,372	6.00	$823,837	3,066	1.49

	Six months ended June 30,
	2023			2022
Investments:
Asset-backed securities available-for-sale (a) (b)	$1,194,475	41,699	7.04%	$1,165,545	8,367	1.45%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$230,889	6,153	5.37%	$304,669	1,944	1.29%
Repurchase agreements - variable rate (d)	463,637	13,046	5.67	437,537	2,713	1.25
	$694,526	19,199	5.57	$742,206	4,657	1.27
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately LIBOR + 100 to 350 basis points to maturity. As of June 30, 2023, $258.1 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.29%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of LIBOR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts borrowed under the repurchase agreements is at a variable rate of LIBOR + 70 to 90 basis points or SOFR + 75 to  140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of June 30, 2023, the gross unrealized loss on the Company’s available-for-sale debt securities was $37.1 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $783.0 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2023 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
April 1 - April 30, 2023	—	$—	—	4,467,021
May 1 - May 31, 2023	260	91.89	—	4,467,021
June 1 - June 30, 2023	4,474	98.71	—	4,467,021
Total	4,734	$98.34	—
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

ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the second quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
Jona M. Van Deun Director	5/16/2023	9/15/2023	Sale of 785 shares of Class A common stock
William J. Munn Corporate Secretary / Chief Governance Officer / General Counsel	6/1/2023	6/1/2024	Sale of 2,500 shares of Class A common stock
Michael S. Dunlap Executive Chairman	6/7/2023	7/7/2024	Gift transfer of 40,000 shares of Class A common stock
Kathleen A. Farrell Director	6/16/2023	6/15/2024	Sale of 1,000 shares of Class A common stock
(a) In each case, a trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
During the second quarter of 2023, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 6.  EXHIBITS

10.1#
Nelnet, Inc. Directors Stock Compensation Plan, as amended and restated as of May 18, 2023, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference.

10.2#
Nelnet, Inc. Executive Officers Incentive Compensation Plan, as amended and restated as of May 18, 2023, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference.

10.3*+
Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of June 22, 2023, among Nelnet, Inc., the various lender parties thereto, and U.S. Bank National Association, as Administrative Agent.

10.4*+	Guarantor Consent and Reaffirmation dated as of June 22, 2023, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent.

10.5*	Amended and Restated Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Indicates a management contract or compensatory plan or arrangement.
+	Filed herewith for purposes of providing a complete set of all amendment and restated documents to the Third Amended and Restated Credit Agreement among Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, and the various lender parties thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 7, 2023	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 7, 2023	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer