Form 10-Q
period 2023-09-30
NELNET INC
filed 2023-11-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, there were 26,655,134 and 10,668,460 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding a total of 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	September 30, 2023	December 31, 2022
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $110,093 and $131,827, respectively)	$13,867,557	15,243,889
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	23,722	24,584
Cash and cash equivalents - held at a related party	163,968	93,562
Total cash and cash equivalents	187,690	118,146
Investments and notes receivable	1,945,688	2,111,917
Restricted cash	445,983	945,159
Restricted cash - due to customers	158,872	294,311
Accounts receivable (net of allowance for doubtful accounts of $3,989 and $3,079, respectively)	130,068	194,851
Goodwill	176,902	176,902
Intangible assets, net	51,910	63,501
Property and equipment, net	126,699	122,526
Other assets	131,313	102,842
Total assets	$17,222,682	19,374,044
Liabilities:
Bonds and notes payable	$12,448,109	14,637,195
Accrued interest payable	36,391	36,049
Bank deposits	718,053	691,322
Other liabilities	419,152	461,259
Due to customers	341,822	348,317
Total liabilities	13,963,527	16,174,142
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,655,651 shares and 26,461,651 shares, respectively	267	265
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,668,460 shares	107	107
Additional paid-in capital	14,165	1,109
Retained earnings	3,305,881	3,234,844
Accumulated other comprehensive loss, net	(25,439)	(37,366)
Total Nelnet, Inc. shareholders' equity	3,294,981	3,198,959
Noncontrolling interests	(35,826)	943
Total equity	3,259,155	3,199,902
Total liabilities and equity	$17,222,682	19,374,044

Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$13,246,175	14,585,491
Restricted cash	410,520	867,961
Bonds and notes payable	(12,459,364)	(14,233,586)
Accrued interest payable and other liabilities	(181,730)	(145,309)
Net assets of consolidated education and other lending variable interest entities	$1,015,601	1,074,557
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loan interest	$236,423	176,244	704,712	422,327
Investment interest	48,128	26,889	129,835	57,589
Total interest income	284,551	203,133	834,547	479,916
Interest expense on bonds and notes payable and bank deposits	207,159	126,625	639,756	248,347
Net interest income	77,392	76,508	194,791	231,569
Less provision for loan losses	10,659	9,665	54,526	18,640
Net interest income after provision for loan losses	66,733	66,843	140,265	212,929
Other income (expense):
Loan servicing and systems revenue	127,892	134,197	389,138	395,438
Education technology, services, and payment processing revenue	113,796	106,894	357,258	310,211
Solar construction revenue	6,301	9,358	19,687	9,358
Other, net	(211)	2,225	(21,293)	24,750
Gain on sale of loans, net	5,362	2,627	32,685	5,616
Impairment and other expense, net	(4,974)	121	(4,974)	(6,163)
Derivative market value adjustments and derivative settlements, net	3,957	63,262	(8,047)	251,210
Total other income (expense), net	252,123	318,684	764,454	990,420
Cost of services:
Cost to provide education technology, services, and payment processing services	43,694	42,676	131,804	109,073
Cost to provide solar construction services	7,783	5,968	25,204	5,968
Total cost of services	51,477	48,644	157,008	115,041
Operating expenses:
Salaries and benefits	141,204	147,198	438,620	438,010
Depreciation and amortization	21,835	18,772	57,114	53,978
Other expenses	51,370	43,858	138,154	120,297
Total operating expenses	214,409	209,828	633,888	612,285
Income before income taxes	52,970	127,055	113,823	476,023
Income tax expense	10,734	26,586	29,475	107,765
Net income	42,236	100,469	84,348	368,258
Net loss attributable to noncontrolling interests	3,096	4,329	15,738	8,315
Net income attributable to Nelnet, Inc.	$45,332	104,798	100,086	376,573
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.21	2.80	2.67	9.99
Weighted average common shares outstanding - basic and diluted	37,498,073	37,380,493	37,437,587	37,708,425

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
Net income		$42,236		100,469		84,348		368,258
Other comprehensive (loss) income:
Net changes related to foreign currency translation adjustments	$	(8)		18		(11)		19
Net changes related to available-for-sale debt securities:
Unrealized holding (losses) gains arising during period, net	(4,566)		4,790		12,734		(45,730)
Reclassification of (gains) losses recognized in net income, net	(1,064)		(578)		3,001		(4,220)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	66		—		136		—
Income tax effect	1,335	(4,229)	(1,011)	3,201	(3,810)	12,061	11,988	(37,962)
Net changes related to equity method investee's other comprehensive income:
Gain (loss) on cash flow hedges	336		—		(163)		—
Income tax effect	(80)	256	—	—	40	(123)	—	—
Other comprehensive (loss) income		(3,981)		3,219		11,927		(37,943)
Comprehensive income		38,255		103,688		96,275		330,315
Comprehensive loss attributable to noncontrolling interests		3,096		4,329		15,738		8,315
Comprehensive income attributable to Nelnet, Inc.		$41,351		108,017		112,013		338,630

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2022	—	26,613,733	10,674,892	$—	266	107	1,180	3,127,687	(31,858)	(6,237)	3,091,145
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	14,018	14,018
Net income (loss)	—	—	—	—	—	—	—	104,798	—	(4,329)	100,469
Other comprehensive income	—	—	—	—	—	—	—	—	3,219	—	3,219
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(17,707)	(17,707)
Cash dividends on Class A and Class B common stock - $0.24 per share	—	—	—	—	—	—	—	(8,925)	—	—	(8,925)
Issuance of common stock, net of forfeitures	—	38,192	—	—	1	—	476	—	—	—	477
Compensation expense for stock based awards	—	—	—	—	—	—	3,631	—	—	—	3,631
Repurchase of common stock	—	(169,860)	—	—	(2)	—	(4,450)	(9,841)	—	—	(14,293)
Conversion of common stock	—	1,233	(1,233)	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(5,675)	—	—	(5,675)
Balance as of September 30, 2022	—	26,483,298	10,673,659	$—	265	107	837	3,208,044	(28,639)	(14,255)	3,166,359

Balance as of June 30, 2023	—	26,646,490	10,668,460	$—	266	107	10,114	3,270,250	(21,458)	(11,765)	3,247,514
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19,092	19,092
Net income (loss)	—	—	—	—	—	—	—	45,332	—	(3,096)	42,236
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,981)	—	(3,981)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(40,057)	(40,057)
Cash dividends on Class A and Class B common stock - $0.26 per share	—	—	—	—	—	—	—	(9,701)	—	—	(9,701)
Issuance of common stock, net of forfeitures	—	15,109	—	—	1	—	499	—	—	—	500
Compensation expense for stock based awards	—	—	—	—	—	—	4,095	—	—	—	4,095
Repurchase of common stock	—	(5,948)	—	—	—	—	(543)	—	—	—	(543)
Balance as of September 30, 2023	—	26,655,651	10,668,460	$—	267	107	14,165	3,305,881	(25,439)	(35,826)	3,259,155

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	25,297	25,297
Net income (loss)	—	—	—	—	—	—	—	376,573	—	(8,315)	368,258
Other comprehensive loss	—	—	—	—	—	—	—	—	(37,943)	—	(37,943)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(32,869)	(32,869)
Cash dividends on Class A and Class B common stock - $0.72 per share	—	—	—	—	—	—	—	(26,960)	—	—	(26,960)
Issuance of common stock, net of forfeitures	—	348,831	—	—	4	—	6,974	—	—	—	6,978
Compensation expense for stock based awards	—	—		—	—	—	9,659	—	—	—	9,659
Repurchase of common stock	—	(1,108,170)	—	—	(11)	—	(16,796)	(76,417)	—	—	(93,224)
Conversion of common stock	—	2,983	(2,983)	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	(5,675)	—	—	(5,675)
Balance as of September 30, 2022	—	26,483,298	10,673,659	$—	265	107	837	3,208,044	(28,639)	(14,255)	3,166,359

Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,234,844	(37,366)	943	3,199,902
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	31,996	31,996
Net income (loss)	—	—	—	—	—	—	—	100,086	—	(15,738)	84,348
Other comprehensive income	—	—	—	—	—	—	—	—	11,927	—	11,927
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(53,027)	(53,027)
Cash dividends on Class A and Class B common stock - $0.78 per share	—	—	—	—	—	—	—	(29,049)	—	—	(29,049)
Issuance of common stock, net of forfeitures	—	241,195	—	—	2	—	5,618	—	—	—	5,620
Compensation expense for stock based awards	—	—	—	—	—	—	11,748	—	—	—	11,748
Repurchase of common stock	—	(47,195)	—	—	—	—	(4,310)	—	—	—	(4,310)
Balance as of September 30, 2023	—	26,655,651	10,668,460	$—	267	107	14,165	3,305,881	(25,439)	(35,826)	3,259,155

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2023	2022
Net income attributable to Nelnet, Inc.	$100,086	376,573
Net loss attributable to noncontrolling interests	(15,738)	(8,315)
Net income	84,348	368,258
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisition:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	128,658	113,655
Loan discount accretion	(22,527)	(27,963)
Provision for loan losses	54,526	18,640
Derivative market value adjustments	32,266	(239,125)
Proceeds from termination of derivative instruments	164,079	91,786
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(210,168)	227,448
Gain on sale of loans, net	(32,685)	(5,616)
Loss on investments, net	67,940	13,605
Proceeds from sale of equity securities, net	75	42,863
Deferred income tax (benefit) expense	(24,712)	57,633
Non-cash compensation expense	11,981	9,872
Impairment expense	2,588	6,163
Decrease (increase) in loan and investment accrued interest receivable	5,613	(16,206)
Decrease in accounts receivable	64,738	47,514
Decrease (increase) in other assets, net	7,069	(74,522)
Decrease in the carrying amount of ROU asset, net	3,859	4,476
Increase in accrued interest payable	342	17,230
Increase in other liabilities	19,132	5,388
Decrease in the carrying amount of lease liability	(3,908)	(4,227)
Net cash provided by operating activities	353,214	656,872
Cash flows from investing activities:
Purchases and originations of loans	(556,255)	(539,118)
Purchases of loans from a related party	(467,554)	(8,242)
Net proceeds from loan repayments, claims, and capitalized interest	1,910,379	2,955,097
Proceeds from sale of loans	341,760	38,559
Purchases of available-for-sale securities	(510,804)	(944,588)
Proceeds from sales of available-for-sale securities	776,096	450,457
Proceeds from beneficial interest in loan securitizations	23,753	17,754
Purchases of other investments and issuance of notes receivable	(179,632)	(192,773)
Proceeds from other investments	29,768	42,524
Purchases of held-to-maturity debt securities	(11,325)	—
Redemption of held-to-maturity debt securities	2,893	—
Purchases of property and equipment	(52,604)	(44,423)
Business acquisition, net of cash acquired	—	(35,973)
Net cash provided by investing activities	1,306,475	1,739,274

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Nine months ended
	September 30,
	2023	2022
Cash flows from financing activities:
Payments on bonds and notes payable	$(2,996,916)	(3,035,082)
Proceeds from issuance of bonds and notes payable	756,268	413,391
Payments of debt issuance costs	(2,233)	(1,160)
Increase in bank deposits, net	26,731	236,510
Decrease in due to customers	(6,422)	(59,467)
Dividends paid	(29,049)	(26,960)
Repurchases of common stock	(4,310)	(93,224)
Proceeds from issuance of common stock	1,315	1,206
Issuance of noncontrolling interests	32,581	19,380
Distribution to noncontrolling interests	(2,519)	(1,153)
Net cash used in financing activities	(2,224,554)	(2,546,559)
Effect of exchange rate changes on cash	(206)	(447)
Net decrease in cash, cash equivalents, and restricted cash	(565,071)	(150,860)
Cash, cash equivalents, and restricted cash, beginning of period	1,357,616	1,194,189
Cash, cash equivalents, and restricted cash, end of period	$792,545	1,043,329

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$585,482	196,278
Cash disbursements made for income taxes, net of refunds and credits received (a)	$45,444	37,467
Cash disbursements made for operating leases	$5,029	5,221
Noncash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$18,860	5,981
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$63,878	8,336
Receipt of asset-backed investment securities as consideration from sale of loans	$58,182	—
Distribution to noncontrolling interests	$50,508	31,716
Issuance of noncontrolling interests	$585	5,917
(a) The Company utilized $49.0 million and $9.4 million of federal and state tax credits related primarily to renewable energy during the nine months ended September 30, 2023 and 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Total cash and cash equivalents	$187,690	118,146	63,198	125,563
Restricted cash	445,983	945,159	799,212	741,981
Restricted cash - due to customers	158,872	294,311	180,919	326,645
Cash, cash equivalents, and restricted cash	$792,545	1,357,616	1,043,329	1,194,189
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2022 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	September 30, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$3,104,569	3,389,178
Consolidation	9,194,415	10,177,295
Total	12,298,984	13,566,473
Private education loans	293,004	252,383
Consumer and other loans	143,633	350,915
Non-Nelnet Bank loans	12,735,621	14,169,771
Nelnet Bank:
Federally insured loans	59,261	65,913
Private education loans	359,941	353,882
Consumer and other loans	49,611	—
Nelnet Bank loans	468,813	419,795

Accrued interest receivable	806,854	816,864
Loan discount, net of unamortized loan premiums and deferred origination costs	(33,638)	(30,714)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(72,043)	(83,593)
Private education loans	(16,944)	(15,411)
Consumer and other loans	(14,022)	(30,263)
Non-Nelnet Bank allowance for loan losses	(103,009)	(129,267)
Nelnet Bank:
Federally insured loans	(148)	(170)
Private education loans	(3,083)	(2,390)
Consumer and other loans	(3,853)	—
Nelnet Bank allowance for loan losses	(7,084)	(2,560)
	$13,867,557	15,243,889

The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	September 30, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans (a)	0.59%	0.62%
Private education loans	5.78%	6.11%
Consumer and other loans	9.76%	8.62%
Nelnet Bank:
Federally insured loans (a)	0.25%	0.26%
Private education loans	0.86%	0.68%
Consumer and other loans	7.77%	—
(a)    As of September 30, 2023 and December 31, 2022, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 21.9% and 22.4%, respectively, and for Nelnet Bank was 10.0% and 10.3%, respectively.
Loan Sales
The Company has sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interest in the loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheets. The following table summarizes the loans sold and gains/losses recognized by the Company during the nine months ended September 30, 2023 and 2022.

	Loans sold (par value)	Gain (loss)	Loan type	Residual interest received in securitization
	Nine months ended September 30, 2023
January 31	$97,350	(1,441)	Home equity	64.8%	(a)
January 31	42,275	4,350	Consumer	13.3
March 2	122,277	8,903	Consumer	24.6	(a)
April 4	5,633	659	Consumer	—
April 13	24,980	3,123	Consumer	11.3
May 2	127,663	11,729	Consumer	26.5
August 3	61,807	5,362	Consumer	24.3
	$481,985	32,685
	Nine months ended September 30, 2022
January 26	$18,125	2,989	Consumer	6.6%
June 30	114	—	Home equity	—
July 7	28,915	2,627	Consumer	7.6
	$47,154	5,616
(a)    In addition to receiving a residual interest in the securitizations, the Company also received $14.5 million and $43.7 million of asset-backed investment securities as part of the January 31 and March 2, 2023 transactions, respectively, that are included in "investments and notes receivable" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales	Balance at end of period
	Three months ended September 30, 2023
Non-Nelnet Bank:
Federally insured loans	$74,061	1,641	(3,659)	—	—	—	72,043
Private education loans	14,322	3,009	(571)	184	—	—	16,944
Consumer and other loans	20,005	4,082	(4,115)	434	—	(6,384)	14,022
Nelnet Bank:
Federally insured loans	154	(2)	(4)	—	—	—	148
Private education loans	2,905	220	(42)	—	—	—	3,083
Consumer and other loans	2,816	1,554	(517)	—	—	—	3,853
	$114,263	10,504	(8,908)	618	—	(6,384)	110,093
	Three months ended September 30, 2022
Non-Nelnet Bank:
Federally insured loans	$92,593	888	(5,715)	—	12	—	87,778
Private education loans	15,253	1,154	(1,066)	236	—	—	15,577
Consumer and other loans	10,576	7,173	(1,021)	147	—	(3,585)	13,290
Nelnet Bank:
Federally insured loans	258	(94)	—	—	—	—	164
Private education loans	1,744	504	—	—	—	—	2,248
	$120,424	9,625	(7,802)	383	12	(3,585)	119,057

	Nine months ended September 30, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	4,052	(15,608)	—	6	—	72,043
Private education loans	15,411	3,249	(2,279)	563	—	—	16,944
Consumer and other loans	30,263	41,388	(9,264)	1,096	—	(49,461)	14,022
Nelnet Bank:
Federally insured loans	170	(15)	(7)	—	—	—	148
Private education loans	2,390	1,350	(657)	—	—	—	3,083
Consumer and other loans	—	4,370	(517)	—	—	—	3,853
	$131,827	54,394	(28,332)	1,659	6	(49,461)	110,093
	Nine months ended September 30, 2022
Non-Nelnet Bank:
Federally insured loans	$103,381	505	(16,264)	—	156	—	87,778
Private education loans	16,143	1,971	(3,072)	531	—	4	15,577
Consumer and other loans	6,481	14,702	(2,489)	465	—	(5,869)	13,290
Nelnet Bank:
Federally insured loans	268	(102)	(2)	—	—	—	164
Private education loans	840	1,499	(87)	—	—	(4)	2,248
	$127,113	18,575	(21,914)	996	156	(5,869)	119,057
The primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods presented above.

The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Non-Nelnet Bank:
Federally insured loans	0.11%	0.15%	0.16%	0.13%
Private education loans	0.61%	1.23%	0.94%	1.22%
Consumer and other loans	9.57%	1.96%	4.59%	2.54%
Nelnet Bank:
Federally insured loans	0.03%	0.00%	0.01%	0.00%
Private education loans	0.05%	0.00%	0.25%	0.04%
Consumer and other loans	5.69%	—	3.00%	—
Unfunded Loan Commitments
As of September 30, 2023, Nelnet Bank has a liability of approximately $217,000 related to $13.1 million of unfunded private education and consumer loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, Nelnet Bank recognized provision for loan losses of approximately $132,000 and approximately $65,000, respectively, related to unfunded loan commitments.
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
Under the Higher Education Act, federally insured loan borrowers may be granted a deferment or forbearance for a period of time based on need. In addition, eligible borrowers may qualify for income-driven repayment plans offered by the Department of Education (the "Department"). Because federally insured loan modifications are driven by the Higher Education Act, the Company does not consider these events as part of its loan modification programs. Administrative forbearances (e.g. bankruptcy, military service, death and disability, and disaster forbearance) are required by law and therefore are also not considered as part of the Company's loan modification programs. The Company does offer payment delays in the form of deferments or forbearances on certain private education and consumer loan programs for short-term periods. The Company generally considers payment delays to be insignificant when the delay is 3 months or less. The amortized cost of the Company’s private education and consumer loans in which the borrower is experiencing financial difficulty and the financial effect of such loan modifications is not material.

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

	As of September 30, 2023			As of December 31, 2022			As of September 30, 2022
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$562,754	4.6%		$637,919	4.7%		$719,724	5.0%
Loans in forbearance	906,060	7.4		1,103,181	8.1		1,384,709	9.7
Loans in repayment status:
Loans current	9,014,731		83.2%	10,173,859		86.0%	10,454,046		85.7%
Loans delinquent 31-60 days	441,016		4.1	415,305		3.5	431,471		3.6
Loans delinquent 61-90 days	301,028		2.8	253,565		2.2	261,616		2.1
Loans delinquent 91-120 days	213,245		2.0	180,029		1.5	185,753		1.5
Loans delinquent 121-270 days	648,924		6.0	534,410		4.5	540,555		4.4
Loans delinquent 271 days or greater	211,226		1.9	268,205		2.3	322,517		2.7
Total loans in repayment	10,830,170	88.0	100.0%	11,825,373	87.2	100.0%	12,195,958	85.3	100.0%
Total federally insured loans	12,298,984	100.0%		13,566,473	100.0%		14,300,391	100.0%
Accrued interest receivable	798,102			808,150			786,494
Loan discount, net of unamortized premiums and deferred origination costs	(30,979)			(35,468)			(25,381)
Allowance for loan losses	(72,043)			(83,593)			(87,778)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$12,994,064			$14,255,562			$14,973,726
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$11,373	3.9%		$12,756	5.1%		$15,556	5.9%
Loans in forbearance	2,280	0.8		2,017	0.8		2,745	1.1
Loans in repayment status:
Loans current	271,948		97.4%	232,539		97.9%	238,926		98.0%
Loans delinquent 31-60 days	3,485		1.2	2,410		1.0	2,014		0.8
Loans delinquent 61-90 days	1,424		0.5	767		0.3	992		0.4
Loans delinquent 91 days or greater	2,494		0.9	1,894		0.8	1,950		0.8
Total loans in repayment	279,351	95.3	100.0%	237,610	94.1	100.0%	243,882	93.0	100.0%
Total private education loans	293,004	100.0%		252,383	100.0%		262,183	100.0%
Accrued interest receivable	2,750			2,146			2,207
Loan discount, net of unamortized premiums	(8,069)			(38)			(185)
Allowance for loan losses	(16,944)			(15,411)			(15,577)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$270,741			$239,080			$248,628
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$20	0.0%		$109	0.0%		$29	0.0%
Loans in repayment status:
Loans current	137,744		95.9%	346,812		98.9%	228,827		98.9%
Loans delinquent 31-60 days	1,987		1.4	1,906		0.5	1,019		0.4
Loans delinquent 61-90 days	1,293		0.9	764		0.2	427		0.2
Loans delinquent 91 days or greater	2,589		1.8	1,324		0.4	1,139		0.5
Total loans in repayment	143,613	100.0	100.0%	350,806	100.0	100.0%	231,412	100.0	100.0%
Total consumer and other loans	143,633	100.0%		350,915	100.0%		231,441	100.0%
Accrued interest receivable	1,716			3,658			2,561
Loan discount, net of unamortized premiums	(180)			(588)			(1,847)
Allowance for loan losses	(14,022)			(30,263)			(13,290)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$131,147			$323,722			$218,865

	As of September 30, 2023			As of December 31, 2022			As of September 30, 2022
Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$283	0.5%		$241	0.4%		$274	0.4%
Loans in forbearance	862	1.5		981	1.5		2,551	3.5
Loans in repayment status:
Loans current	57,059		98.3%	63,225		97.8%	68,970		98.4%
Loans delinquent 30-59 days	333		0.6	436		0.7	353		0.5
Loans delinquent 60-89 days	81		0.1	466		0.7	130		0.2
Loans delinquent 90-119 days	12		0.0	222		0.3	5		0.0
Loans delinquent 120-270 days	428		0.7	183		0.3	508		0.7
Loans delinquent 271 days or greater	203		0.3	159		0.2	114		0.2
Total loans in repayment	58,116	98.0	100.0%	64,691	98.1	100.0%	70,080	96.1	100.0%
Total federally insured loans	59,261	100.0%		65,913	100.0%		72,905	100.0%
Accrued interest receivable	2,008			1,758			1,607
Loan premium	19			20			23
Allowance for loan losses	(148)			(170)			(164)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$61,140			$67,521			$74,371
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$23,575	6.6%		$11,580	3.3%		$10,888	3.1%
Loans in forbearance	1,169	0.3		864	0.2		524	0.1
Loans in repayment status:
Loans current	333,595		99.5%	340,830		99.8%	344,469		99.8%
Loans delinquent 30-59 days	679		0.2	167		0.1	197		0.1
Loans delinquent 60-89 days	412		0.1	32		0.0	79		0.0
Loans delinquent 90 days or greater	511		0.2	409		0.1	414		0.1
Total loans in repayment	335,197	93.1	100.0%	341,438	96.5	100.0%	345,159	96.8	100.0%
Total private education loans	359,941	100.0%		353,882	100.0%		356,571	100.0%
Accrued interest receivable	1,905			1,152			969
Deferred origination costs, net of unaccreted discount	5,578			5,360			5,369
Allowance for loan losses	(3,083)			(2,390)			(2,248)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$364,341			$358,004			$360,661
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$95	0.2%
Loans in forbearance	32	0.1
Loans in repayment status:
Loans current	48,358		97.7%
Loans delinquent 30-59 days	527		1.1
Loans delinquent 60-89 days	306		0.6
Loans delinquent 90 days or greater	293		0.6
Total loans in repayment	49,484	99.7	100.0%
Total consumer and other loans	49,611	100.0%
Accrued interest receivable	373
Loan discount	(7)
Allowance for loan losses	(3,853)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$46,124
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

	Loan balance as of September 30, 2023
	Nine months ended September 30, 2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$2,681	5,726	4,860	339	13,606
705 - 734	6,970	22,441	9,395	502	39,308
735 - 764	6,505	33,692	15,233	1,378	56,808
765 - 794	4,797	53,433	28,066	1,400	87,696
Greater than 794	13,719	80,523	61,283	5,425	160,950
No FICO score available or required (a)	1,573	—	—	—	1,573
	$36,245	195,815	118,837	9,044	359,941

	Loan balance as of December 31, 2022
	2022	2021	2020	Total
FICO at origination:
Less than 705	$5,898	5,389	348	11,635
705 - 734	23,392	10,543	542	34,477
735 - 764	35,456	16,686	1,473	53,615
765 - 794	57,141	31,035	1,622	89,798
Greater than 794	87,959	70,135	6,263	164,357
	$209,846	133,788	10,248	353,882
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of September 30, 2023 and December 31, 2022, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of September 30, 2023 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Nine months ended September 30, 2023	2022	2021	2020	2019	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	1,138	4,845	1,105	1,647	2,638	11,373
Loans in forbearance	—	79	50	411	569	1,171	2,280
Loans in repayment status:
Loans current	128	4,311	4,351	46,927	38,618	177,613	271,948
Loans delinquent 31-60 days	—	—	33	383	234	2,835	3,485
Loans delinquent 61-90 days	—	4	31	145	42	1,202	1,424
Loans delinquent 91 days or greater	—	—	—	189	—	2,305	2,494
Total loans in repayment	128	4,315	4,415	47,644	38,894	183,955	279,351
Total private education loans	$128	5,532	9,310	49,160	41,110	187,764	293,004
Accrued interest receivable							2,750
Loan discount, net of unamortized premiums							(8,069)
Allowance for loan losses							(16,944)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$270,741
Gross charge-offs - nine months ended September 30, 2023	$—	35	10	105	548	1,581	2,279

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$—	—	18	—	—	2	20
Loans in repayment status:
Loans current	83,292	48,425	4,687	506	664	170	137,744
Loans delinquent 31-60 days	677	1,128	167	—	9	6	1,987
Loans delinquent 61-90 days	623	579	84	—	5	2	1,293
Loans delinquent 91 days or greater	392	1,402	241	27	199	328	2,589
Total loans in repayment	84,984	51,534	5,179	533	877	506	143,613
Total consumer and other loans	$84,984	51,534	5,197	533	877	508	143,633
Accrued interest receivable							1,716
Loan discount, net of unamortized premiums							(180)
Allowance for loan losses							(14,022)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$131,147
Gross charge-offs - nine months ended September 30, 2023	$2,866	5,580	583	27	80	128	9,264
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$9,028	12,210	1,218	1,119	—	—	23,575
Loans in forbearance	147	683	339	—	—	—	1,169
Loans in repayment status:
Loans current	26,709	182,313	116,684	7,889	—	—	333,595
Loans delinquent 30-59 days	228	249	166	36	—	—	679
Loans delinquent 60-89 days	4	165	243	—	—	—	412
Loans delinquent 90 days or greater	129	195	187	—	—	—	511
Total loans in repayment	27,070	182,922	117,280	7,925	—	—	335,197
Total private education loans	$36,245	195,815	118,837	9,044	—	—	359,941
Accrued interest receivable							1,905
Deferred origination costs, net of unaccreted discount							5,578
Allowance for loan losses							(3,083)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$364,341
Gross charge-offs - nine months ended September 30, 2023	$20	637	—	—	—	—	657

	Nine months ended September 30, 2023	2022	2021	2020	2019	Prior years	Total
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$95	—	—	—	—	—	95
Loans in forbearance	32	—	—	—	—	—	32
Loans in repayment status:
Loans current	47,813	490	55	—	—	—	48,358
Loans delinquent 30-59 days	527	—	—	—	—	—	527
Loans delinquent 60-89 days	306	—	—	—	—	—	306
Loans delinquent 90 days or greater	293	—	—	—	—	—	293
Total loans in repayment	48,939	490	55	—	—	—	49,484
Total consumer and other loans	$49,066	490	55	—	—	—	49,611
Accrued interest receivable							373
Loan discount							(7)
Allowance for loan losses							(3,853)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$46,124
Gross charge-offs - nine months ended September 30, 2023	$517	—	—	—	—	—	517
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$10,028,276	5.27% - 7.43%	8/26/30 - 9/25/69
Bonds and notes based on auction	89,910	0.00% - 6.43%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	10,118,186
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	497,397	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,466,178	5.40% - 5.67%	11/22/24 / 4/2/25
Private education loan warehouse facility	38,183	5.63%	12/31/23
Consumer loan warehouse facility	49,937	5.68%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitization	15,579	6.90%	6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	16,626	5.35%	12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	63	6.06%	5/4/24
Repurchase agreement	336,523	6.26% - 6.72%	11/20/23 - 11/27/24
Other - due to related party	6,010	3.55% - 6.05%	3/1/24 - 11/15/30
	12,544,682
Discount on bonds and notes payable and debt issuance costs	(96,573)
Total	$12,448,109

	As of December 31, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$11,868,190	4.47% - 6.39%	8/26/30 - 9/25/69
Bonds and notes based on auction	178,960	0.00% - 4.02%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	12,047,150
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	594,051	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	978,956	4.69% / 4.71%	5/22/24
Private education loan warehouse facility	64,356	4.72%	12/31/23
Consumer loan warehouse facility	89,000	4.73%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	19,865	5.90% / 6.14%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	23,032	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	395,432	5.02%	5/4/23
Repurchase agreements	567,254	0.97% - 5.60%	1/4/23 - 11/27/24
Other - due to related party	6,187	3.55% - 6.05%	3/1/24 - 11/15/30
	14,785,283
Discount on bonds and notes payable and debt issuance costs	(148,088)
Total	$14,637,195

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of September 30, 2023.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$1,250,000	1,067,533	182,467	11/22/2023	11/22/2024	note (b)	$74,825
FFELP (c)	432,000	398,645	33,355	4/2/2024	4/2/2025	92%	33,483
	$1,682,000	1,466,178	215,822				$108,308
Private (d)	38,183	38,183	—	10/31/2023	12/31/2023	—	17,910
Consumer	250,000	49,937	200,063	11/14/2024	11/14/2025	70%	21,328
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
(d)    On June 30, 2023, August 31, 2023, and October 31, 2023, this facility was amended to extend the expiration of liquidity provisions to August 31, 2023, October 31, 2023, and December 31, 2023, respectively. No additional amounts can be borrowed under this facility.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of September 30, 2023, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Participation Agreement
The Company has an agreement with Union Bank and Trust Company ("Union Bank"), a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). As of September 30, 2023, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2023, the agreement automatically renewed for another year through May 4, 2024. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing.
See note 5 for additional information about the FFELP loan asset-backed securities investments serving as collateral under the remaining participation agreement.
Repurchase Agreements
On May 3, 2021, the Company entered into a repurchase agreement with a non-affiliated third party, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities (bond investments). The agreement has various maturity dates through November 27, 2024 or earlier if either party provides 180 days’ prior written notice, and the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date. Included in “bonds and notes payable” in the consolidated balance sheets as of September 30, 2023 was $336.5 million subject to this agreement. On June 23, 2021, the Company entered into a separate repurchase agreement with a non-affiliated third party, which was collateralized by certain private education and FFELP loan asset-backed securities (bond investments). The outstanding balance of this facility was paid in full during the third quarter of 2023.
See note 5 and below under "Debt Repurchases" for additional information about the private education and FFELP loan asset-backed securities investments, respectively, serving as collateral for this repurchase agreement.

Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in "other, net" in "other income (expense)" on the Company's consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Purchase price	$(4,284)	(13,563)	(5,112)	(67,081)
Par value	5,033	13,903	5,941	69,133
Remaining unamortized cost of issuance	(12)	(180)	(14)	(821)
Gain	$737	160	815	1,231
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2023, the Company holds $257.3 million (par value) of its own FFELP loan asset-backed securities. As of September 30, 2023, $118.9 million (par value) of the Company's repurchased FFELP loan asset-backed securities were serving as collateral on amounts outstanding under the Company's repurchase agreement (as discussed above).
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
4.  Derivative Financial Instruments
The Company uses derivative financial instruments primarily to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 6 of the notes to consolidated financial statements included in the 2022 Annual Report. A tabular presentation of such derivatives outstanding as of September 30, 2023 and December 31, 2022 is presented below.
Non-Nelnet Bank Derivatives
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps, in which the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). Subsequent to the discontinuation of LIBOR on June 30, 2023, the Company now receives and pays the term adjusted Secured Overnight Financing Rate (SOFR) plus the tenor spread adjustment to LIBOR.

Maturity	Notional amount
	As of	As of
	September 30, 2023	December 31, 2022
2023	$—	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$3,150,000	3,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2023 was the term adjusted SOFR plus the tenor spread adjustment relating to LIBOR plus 10.1 basis points and as of December 31, 2022 was one-month LIBOR plus 9.7 basis points, respectively.

Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of September 30, 2023		As of December 31, 2022 (a)
Maturity	Notional amount	Weighted average fixed rate paid by the Company (b)	Notional amount	Weighted average fixed rate paid by the Company (b)
2024	$—	—%	$2,000,000	0.35%
2026	—	—	500,000	1.02
2030 (c)	50,000	3.44	—	—
2031	—	—	100,000	1.53
2032	—	—	200,000	2.92
	$50,000	3.44%	$2,800,000	0.70%
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
(b)    For the interest rate derivative maturing in 2030, the Company receives payments based on SOFR that resets quarterly. For all other interest rate derivatives that were terminated, the Company received payments based on three-month LIBOR that reset quarterly.
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
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge exposure to variability in cash flows related to variable rate intercompany deposits as of September 30, 2023.

	As of September 30, 2023
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2028	$40,000	3.33%
2030 (b)	50,000	3.06
2032 (c)	25,000	4.03
	$115,000	3.36%
(a)    For all interest rate derivatives, the Company receives payments based on SOFR that reset monthly or quarterly.
(b)    These $25 million notional amount derivatives have forward effective start dates in April 2026 and May 2026, respectively.
(c)    This $25 million notional amount derivative has a forward effective start date in February 2027.
Unlike the Company's Non-Nelnet Bank derivatives, Nelnet Bank's derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset or liability measured at fair value. As of September 30, 2023, the gross fair value of Nelnet Bank's interest rate swap derivatives was $3.1 million (an asset) that is included in "other assets" on the consolidated balance sheet.

Consolidated Financial Statement Impact Related to Derivatives
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Settlements:
1:3 basis swaps	$386	(1,085)	1,180	242
Interest rate swaps - floor income hedges	235	11,356	22,760	11,843
Interest rate swaps - Nelnet Bank	196	—	279	—
Total settlements - income	817	10,271	24,219	12,085
Change in fair value:
1:3 basis swaps	(464)	189	(253)	929
Interest rate swaps - floor income hedges	1,656	52,802	(35,070)	238,196
Interest rate swaps - Nelnet Bank	1,948	—	3,057	—
Total change in fair value - income (expense)	3,140	52,991	(32,266)	239,125
Derivative market value adjustments and derivative settlements, net - income (expense)	$3,957	63,262	(8,047)	251,210

5.  Investments and Notes Receivable
Investments and notes receivable consisted of the following:

	As of September 30, 2023				As of December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments (at fair value):
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan (a)	$295,986	5,930	(5,310)	296,606	463,861	3,498	(11,105)	456,254
Private education loan (b)	294,068	—	(33,960)	260,108	335,903	—	(29,438)	306,465
Other debt securities	65,923	2,082	(437)	67,568	158,589	151	(3,790)	154,950
Total Non-Nelnet Bank	655,977	8,012	(39,707)	624,282	958,353	3,649	(44,333)	917,669
Nelnet Bank:
FFELP loan (c)	318,919	3,329	(2,393)	319,855	349,855	955	(8,853)	341,957
Private education loan	1,609	—	(83)	1,526	1,941	—	(122)	1,819
Other debt securities	115,914	146	(2,426)	113,634	131,481	18	(3,907)	127,592
Total Nelnet Bank	436,442	3,475	(4,902)	435,015	483,277	973	(12,882)	471,368
Total available-for-sale asset-backed securities	$1,092,419	11,487	(44,609)	1,059,297	1,441,630	4,622	(57,215)	1,389,037
Equity securities				46,634				39,082
Total investments at fair value				1,105,931				1,428,119
Other Investments and Notes Receivable (not measured at fair value):
Held to maturity investments
Non-Nelnet Bank:
Debt securities (d)				4,700				18,554
Nelnet Bank:
FFELP loan asset-backed securities (c)				158,125				—
Other debt securities				241				220
Total Nelnet Bank				158,366				220
Total held to maturity investments				163,066				18,774
Venture capital and funds:
Measurement alternative (e)				193,106				160,052
Equity method				99,640				89,332
Total venture capital and funds				292,746				249,384
Real estate:
Equity method				97,053				80,364
Investment in ALLO:
Voting interest/equity method (f)				26,294				67,538
Preferred membership interest and accrued and unpaid preferred return (g)				152,748				145,926
Total investment in ALLO				179,042				213,464
Beneficial interest in loan securitizations (h):
Consumer loans and other				98,701				39,249
Private education loans				69,716				75,261
Federally insured student loans				22,735				24,228
Total beneficial interest in loan securitizations				191,152				138,738
Solar (i)				(144,929)				(55,448)
Notes receivable				54,129				31,106
Tax liens, affordable housing, and other				7,498				7,416
Total investments (not measured at fair value)				839,757				683,798
Total investments and notes receivable				$1,945,688				$2,111,917

(a)    A portion of FFELP loan asset-backed securities were subject to participation interests held by Union Bank, as discussed in note 3 under "Participation Agreement." As of September 30, 2023, the par value and fair value of these securities was $0.1 million and $0.1 million, respectively.
(b)    A portion of private education loan asset-backed securities were subject to a repurchase agreement with a third party, as discussed in note 3 under "Repurchase Agreements." As of September 30, 2023, the par value and fair value of these securities was $294.5 million and $260.1 million, respectively.
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
(e)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. On February 6, 2023, the Company acquired additional ownership interests in Hudl for $31.5 million. Such ownership interests were purchased by the Company from certain existing Hudl investors. The Company accounts for its investment in Hudl using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. The February 6, 2023 transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities, and the price was privately negotiated between the Company and the selling parties. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the February 2023 transaction value. As of September 30, 2023, the carrying amount of the Company's investment in Hudl is $165.5 million, and the Company's equity ownership interests did not materially change as a result of the February 6, 2023 transaction. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(f)    During the first quarter of 2023, the Company contributed $8.4 million of additional equity to ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO"). As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change.
The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $17.3 million and $17.6 million during the three months ended September 30, 2023 and 2022, respectively, and $49.7 million and $47.6 million during the nine months ended September 30, 2023 and 2022, respectively. Losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income.
(g)    As of September 30, 2023, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $145.9 million and $6.8 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. The Company recognized income on its ALLO preferred membership interests of $2.3 million and $2.2 million during the three months ended September 30, 2023 and 2022, respectively, and $6.8 million and $6.4 million during the nine months ended September 30, 2023 and 2022, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(h)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2023, the Company's ownership correlates to approximately $660 million, $540 million, and $350 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
(i)    As of September 30, 2023, the Company has funded a total of $332.0 million in solar investments, which includes $126.5 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed-in-service. The solar investment balance as of September 30, 2023 represents the sum of total tax credits earned on solar projects placed-in-service through September 30, 2023 and the calculated HLBV net losses being larger than the total investment contributions made by the Company on such projects. As of September 30, 2023, the Company is committed to fund an additional $265.9 million on tax equity investments, of which $128.7 million is expected to be provided by syndication partners.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized losses on its solar investments of $3.6 million and $4.2 million during the three months ended September 30, 2023 and 2022, respectively, and $13.5 million and $7.1 million during the nine months ended September 30, 2023 and 2022, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors (syndication partners), are included in “other, net” in "other income (expense)" on the consolidated statements of income. Solar losses attributed to noncontrolling interest investors was $1.8 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, and $12.0 million and $8.0 million during the nine months ended September 30, 2023 and 2022, respectively, and is reflected in “net loss attributable to noncontrolling interests” in the consolidated statements of income. Excluding losses attributed to noncontrolling interest investors, the Company recognized losses on its solar investments of $1.8 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, and losses of $1.5 million and gains of $0.9 million during the nine months ended September 30, 2023 and 2022, respectively.

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities at September 30, 2023:

	As of September 30, 2023
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	15,808	28,269	251,909	295,986
Private education loan	—	—	—	294,068	294,068
Other debt securities	—	99	9,199	56,625	65,923
Total Non-Nelnet Bank	—	15,907	37,468	602,602	655,977
Fair value	—	15,676	36,563	572,043	624,282
Nelnet Bank:
FFELP loan	68,494	13,183	55,630	181,612	318,919
Private education loan	—	—	—	1,609	1,609
Other debt securities	1,194	27,530	47,725	39,465	115,914
Total Nelnet Bank	69,688	40,713	103,355	222,686	436,442
Fair value	69,388	40,122	102,450	223,055	435,015
Total available-for-sale asset-backed securities at amortized cost	$69,688	56,620	140,823	825,288	1,092,419
Total available-for-sale asset-backed securities at fair value	$69,388	55,798	139,013	795,098	1,059,297
Held to maturity investments
Non-Nelnet Bank:
Debt securities	$4,700	—	—	—	4,700
Fair value	4,700	—	—	—	4,700
Nelnet Bank:
FFELP loan asset-backed securities	—	3,571	—	154,554	158,125
Other debt securities	241	—	—	—	241
Total Nelnet Bank	241	3,571	—	154,554	158,366
Fair value	241	3,641	—	155,786	159,668
Total held-to-maturity investments at amortized cost	$4,941	3,571	—	154,554	163,066
Total held-to-maturity investments at fair value	$4,941	3,641	—	155,786	164,368
The following table presents securities classified as available-for-sale that have gross unrealized losses at September 30, 2023 and the fair value of such securities as of September 30, 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of September 30, 2023
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
Available-for-sale asset-backed securities	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Non-Nelnet Bank:
FFELP loan	$(5,283)	181,168	(27)	716	(5,310)	181,884
Private education loan	(6,138)	65,276	(27,822)	194,832	(33,960)	260,108
Other debt securities	(437)	21,299	—	—	(437)	21,299
Total Non-Nelnet Bank	(11,858)	267,743	(27,849)	195,548	(39,707)	463,291
Nelnet Bank:
FFELP loan	(1,328)	123,951	(1,065)	60,907	(2,393)	184,858
Private education loan	—	—	(83)	1,526	(83)	1,526
Other debt securities	(319)	25,045	(2,107)	42,333	(2,426)	67,378
Total Nelnet Bank	(1,647)	148,996	(3,255)	104,766	(4,902)	253,762
Total available-for-sale asset-backed securities	$(13,505)	416,739	(31,104)	300,314	(44,609)	717,053

The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Gross proceeds from sales	$198,548	130,705	776,096	450,457

Gross realized gains	$1,257	1,142	3,451	5,016
Gross realized losses	(193)	(564)	(6,452)	(796)
Net gains (losses)	$1,064	578	(3,001)	4,220
6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of September 30, 2023 (months)
		As of	As of
		September 30, 2023	December 31, 2022
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $45,217 and $55,116, respectively)	105	$45,490	51,738
Trade names (net of accumulated amortization of $5,177 and $617, respectively)	21	3,733	8,293
Computer software (net of accumulated amortization of $487 and $6,400, respectively)	43	1,233	1,520
Other (net of accumulated amortization of $986 and $490, respectively)	45	1,454	1,950
Total - amortizable intangible assets, net	96	$51,910	63,501
The Company recorded amortization expense on its intangible assets of $5.4 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively, and $11.6 million and $8.6 million during the nine months ended September 30, 2023 and 2022, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2023, the Company estimates it will record amortization expense as follows:

2023 (October 1 - December 31)	$5,382
2024	8,775
2025	7,141
2026	6,294
2027	5,814
2028 and thereafter	18,504
$51,910
7. Goodwill
The following table presents the carrying amount of goodwill as of September 30, 2023 and December 31, 2022 by reportable operating segment:

	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Total
Goodwill balance	$23,639	92,507	41,883	—	18,873	176,902

8.  Impairment Expense
The Company continues to evaluate the use of office space as a large number of associates continue to work from home. As a result, the Company recorded impairment charges related to operating lease assets and associated leasehold improvements of $5.0 million during the third quarter of 2023, which included a $2.4 million lease termination fee paid to Union Bank, a related party. In 2022, the Company recorded non-cash impairment charges of $6.2 million, primarily related to one of its venture capital investments accounted for under the measurement alternative method. The Company’s impairment charges are included in “impairment and other expense, net” in the consolidated statements of income.
9.  Bank Deposits
Deposits are interest-bearing deposits and primarily consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other deposits include savings deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trusts (STFIT), and commercial and institutional CDs. Union Bank, a related party, is the program manager for the College Savings plans and trustee for the STFIT Trust. CDs are accounts that have a stipulated maturity and interest rate. For savings accounts, the depositor may be required to give written notice of any intended withdrawal no less than seven days before the withdrawal is made. Generally, early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity).
As of September 30, 2023 and December 31, 2022, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $229.3 million and $98.3 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	September 30, 2023	December 31, 2022
Brokered CDs, net of brokered deposit fees	$203,470	254,817
Commercial	2,057	—
Retail and other savings (529, STFIT, and HSA)	491,496	410,556
Retail and other CDs (commercial and institutional)	21,030	25,949
Total interest-bearing deposits	$718,053	691,322
The following table presents certificates of deposit remaining maturities as of September 30, 2023:

After two years to three years	$149,855
After three years to four years	74,298
After four years to five years	347
Total	$224,500
The Educational 529 College Savings, STFIT, and Health Savings plan deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Except for the commercial deposit, the pledged deposit from Nelnet, Inc., and an earmarked deposit required for intercompany transactions, there were no deposits exceeding the FDIC insurance limits as of September 30, 2023 and December 31, 2022.

10.  Earnings per Common Share
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

	Three months ended September 30,
	2023			2022
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$44,367	965	45,332	102,763	2,035	104,798
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,699,510	798,563	37,498,073	36,654,781	725,712	37,380,493
Earnings per share - basic and diluted	$1.21	1.21	1.21	2.80	2.80	2.80
	Nine months ended September 30,
	2023			2022
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$97,982	2,104	100,086	369,479	7,094	376,573
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,650,653	786,934	37,437,587	36,998,100	710,325	37,708,425
Earnings per share - basic and diluted	$2.67	2.67	2.67	9.99	9.99	9.99

11.  Segment Reporting
See note 17 of the notes to consolidated financial statements included in the 2022 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2023
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,098	8,934	248,878	15,171	16,253	(5,783)	284,551
Interest expense	—	—	197,393	9,456	6,093	(5,783)	207,159
Net interest income	1,098	8,934	51,485	5,715	10,160	—	77,392
Less provision for loan losses	—	—	8,732	1,927	—	—	10,659
Net interest income after provision for loan losses	1,098	8,934	42,753	3,788	10,160	—	66,733
Other income (expense):
Loan servicing and systems revenue	127,892	—	—	—	—	—	127,892
Intersegment revenue	6,944	77	—	—	—	(7,021)	—
Education technology, services, and payment processing revenue	—	113,796	—	—	—	—	113,796
Solar construction revenue	—	—	—	—	6,301	—	6,301
Other, net	687	—	2,776	565	(4,238)	—	(211)
Gain on sale of loans, net	—	—	5,362	—	—	—	5,362
Impairment and other expense, net	(296)	—	—	—	(4,678)	—	(4,974)
Derivative settlements, net	—	—	621	196	—	—	817
Derivative market value adjustments, net	—	—	1,192	1,948	—	—	3,140
Total other income (expense), net	135,227	113,873	9,951	2,709	(2,615)	(7,021)	252,123
Cost of services:
Cost to provide education technology, services, and payment processing services	—	43,694	—	—	—	—	43,694
Cost to provide solar construction services	—	—	—	—	7,783	—	7,783
Total cost of services	—	43,694	—	—	7,783	—	51,477
Operating expenses:
Salaries and benefits	73,310	39,776	1,242	2,520	25,019	(663)	141,204
Depreciation and amortization	5,023	3,030	—	259	13,522	—	21,835
Other expenses	15,629	8,309	2,952	1,290	23,192	—	51,370
Intersegment expenses, net	17,894	5,875	7,948	129	(25,488)	(6,358)	—
Total operating expenses	111,856	56,990	12,142	4,198	36,245	(7,021)	214,409
Income (loss) before income taxes	24,469	22,123	40,562	2,299	(36,483)	—	52,970
Income tax (expense) benefit	(5,872)	(5,307)	(9,735)	(552)	10,732	—	(10,734)
Net income (loss)	18,597	16,816	30,827	1,747	(25,751)	—	42,236
Net (income) loss attributable to noncontrolling interests	—	(6)	—	—	3,102	—	3,096
Net income (loss) attributable to Nelnet, Inc.	$18,597	16,810	30,827	1,747	(22,649)	—	45,332

Total assets as of September 30, 2023	$243,697	444,631	14,111,517	1,089,565	2,052,500	(719,228)	17,222,682

	Three months ended September 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$831	3,707	182,932	7,551	10,860	(2,748)	203,133
Interest expense	—	—	120,009	3,298	6,067	(2,748)	126,625
Net interest income	831	3,707	62,923	4,253	4,793	—	76,508
Less provision for loan losses	—	—	9,215	450	—	—	9,665
Net interest income after provision for loan losses	831	3,707	53,708	3,803	4,793	—	66,843
Other income (expense):
Loan servicing and systems revenue	134,197	—	—	—	—	—	134,197
Intersegment revenue	8,281	8	—	—	—	(8,289)	—
Education technology, services, and payment processing revenue	—	106,894	—	—	—	—	106,894
Solar construction revenue	—	—	—	—	9,358	—	9,358
Other, net	596	—	4,627	566	(3,564)	—	2,225
Gain on sale of loans, net	—	—	2,627	—	—	—	2,627
Impairment and other expense, net	—	—	—	—	121	—	121
Derivative settlements, net	—	—	10,271	—	—	—	10,271
Derivative market value adjustments, net	—	—	52,991	—	—	—	52,991
Total other income (expense), net	143,074	106,902	70,516	566	5,915	(8,289)	318,684
Cost of services:
Cost to provide education technology, services, and payment processing services	—	42,676	—	—	—	—	42,676
Cost to provide solar construction services	—	—	—	—	5,968	—	5,968
Total cost of services	—	42,676	—	—	5,968	—	48,644
Operating expenses:
Salaries and benefits	82,067	34,950	653	1,814	27,713	—	147,198
Depreciation and amortization	5,784	2,532	—	4	10,452	—	18,772
Other expenses	16,654	7,034	3,349	1,427	15,395	—	43,858
Intersegment expenses, net	17,486	4,762	8,350	69	(22,378)	(8,289)	—
Total operating expenses	121,991	49,278	12,352	3,314	31,182	(8,289)	209,828
Income (loss) before income taxes	21,914	18,655	111,872	1,055	(26,442)	—	127,055
Income tax (expense) benefit	(5,259)	(4,475)	(26,849)	(246)	10,244	—	(26,586)
Net income (loss)	16,655	14,180	85,023	809	(16,198)	—	100,469
Net (income) loss attributable to noncontrolling interests	—	(61)	—	—	4,390	—	4,329
Net income (loss) attributable to Nelnet, Inc.	$16,655	14,119	85,023	809	(11,808)	—	104,798

Total assets as of September 30, 2022	$235,858	440,859	16,374,493	884,089	2,360,882	(732,648)	19,563,533

	Nine months ended September 30, 2023
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$3,193	20,237	737,359	41,092	63,307	(30,643)	834,547
Interest expense	—	—	618,905	24,841	26,653	(30,643)	639,756
Net interest income	3,193	20,237	118,454	16,251	36,654	—	194,791
Less provision for loan losses	—	—	48,689	5,837	—	—	54,526
Net interest income after provision for loan losses	3,193	20,237	69,765	10,414	36,654	—	140,265
Other income (expense):
Loan servicing and systems revenue	389,138	—	—	—	—	—	389,138
Intersegment revenue	21,980	198	—	—	—	(22,178)	—
Education technology, services, and payment processing revenue	—	357,258	—	—	—	—	357,258
Solar construction revenue	—	—	—	—	19,687	—	19,687
Other, net	1,900	—	6,939	1,395	(31,526)	—	(21,293)
Gain on sale of loans, net	—	—	32,685	—	—	—	32,685
Impairment and other expense, net	(296)	—	—	—	(4,678)	—	(4,974)
Derivative settlements, net	—	—	23,940	279	—	—	24,219
Derivative market value adjustments, net	—	—	(35,323)	3,057	—	—	(32,266)
Total other income (expense), net	412,722	357,456	28,241	4,731	(16,517)	(22,178)	764,454
Cost of services:
Cost to provide education technology, services, and payment processing services	—	131,804	—	—	—	—	131,804
Cost to provide solar construction services	—	—	—	—	25,204	—	25,204
Total cost of services	—	131,804	—	—	25,204	—	157,008
Operating expenses:
Salaries and benefits	234,012	116,040	3,093	6,881	79,403	(808)	438,620
Depreciation and amortization	14,400	8,424	—	315	33,976	—	57,114
Other expenses	42,760	26,063	12,083	3,696	53,550	—	138,154
Intersegment expenses, net	58,030	17,559	24,789	302	(79,310)	(21,370)	—
Total operating expenses	349,202	168,086	39,965	11,194	87,619	(22,178)	633,888
Income (loss) before income taxes	66,713	77,803	58,041	3,951	(92,686)	—	113,823
Income tax (expense) benefit	(16,011)	(18,700)	(13,930)	(913)	20,080	—	(29,475)
Net income (loss)	50,702	59,103	44,111	3,038	(72,606)	—	84,348
Net (income) loss attributable to noncontrolling interests	—	113	—	—	15,625	—	15,738
Net income (loss) attributable to Nelnet, Inc.	$50,702	59,216	44,111	3,038	(56,981)	—	100,086

Total assets as of September 30, 2023	$243,697	444,631	14,111,517	1,089,565	2,052,500	(719,228)	17,222,682

	Nine months ended September 30, 2022
	Loan Servicing and Systems	Education Technology, Services, and Payment Processing	Asset Generation and Management	Nelnet Bank	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,144	4,920	441,926	15,792	21,087	(4,953)	479,916
Interest expense	44	—	235,720	5,792	11,745	(4,953)	248,347
Net interest income	1,100	4,920	206,206	10,000	9,342	—	231,569
Less provision for loan losses	—	—	17,178	1,462	—	—	18,640
Net interest income after provision for loan losses	1,100	4,920	189,028	8,538	9,342	—	212,929
Other income (expense):
Loan servicing and systems revenue	395,438	—	—	—	—	—	395,438
Intersegment revenue	25,142	16	—	—	—	(25,158)	—
Education technology, services, and payment processing revenue	—	310,211	—	—	—	—	310,211
Solar construction revenue	—	—	—	—	9,358	—	9,358
Other, net	1,946	—	16,270	2,224	4,309	—	24,750
Gain on sale of loans, net	—	—	5,616	—	—	—	5,616
Impairment and other expense, net	—	—	—	—	(6,163)	—	(6,163)
Derivative settlements, net	—	—	12,085	—	—	—	12,085
Derivative market value adjustments, net	—	—	239,125	—	—	—	239,125
Total other income (expense), net	422,526	310,227	273,096	2,224	7,504	(25,158)	990,420
Cost of services:
Cost to provide education technology, services, and payment processing services	—	109,073	—	—	—	—	109,073
Cost to provide solar construction services	—	—	—	—	5,968	—	5,968
Total cost of services	—	109,073	—	—	5,968	—	115,041
Operating expenses:
Salaries and benefits	257,259	98,356	1,858	5,082	75,455	—	438,010
Depreciation and amortization	16,056	7,544	—	11	30,366	—	53,978
Other expenses	46,375	19,549	9,925	3,009	41,438	—	120,297
Intersegment expenses, net	56,442	14,171	25,694	171	(71,320)	(25,158)	—
Total operating expenses	376,132	139,620	37,477	8,273	75,939	(25,158)	612,285
Income (loss) before income taxes	47,494	66,454	424,647	2,489	(65,061)	—	476,023
Income tax (expense) benefit	(11,399)	(15,947)	(101,915)	(574)	22,070	—	(107,765)
Net income (loss)	36,095	50,507	322,732	1,915	(42,991)	—	368,258
Net (income) loss attributable to noncontrolling interests	—	(8)	—	—	8,323	—	8,315
Net income (loss) attributable to Nelnet, Inc.	$36,095	50,499	322,732	1,915	(34,668)	—	376,573

Total assets as of September 30, 2022	$235,858	440,859	16,374,493	884,089	2,360,882	(732,648)	19,563,533

12. Disaggregated Revenue
The following tables present disaggregated revenue by service offering or customer type for the Company's fee-based operating segments.
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Government loan servicing	$100,154	104,428	304,769	312,368
Private education and consumer loan servicing	12,330	12,198	36,556	37,194
FFELP loan servicing	3,304	4,127	10,226	12,386
Software services	9,416	8,229	25,076	23,536
Outsourced services	2,688	5,215	12,511	9,954
Loan servicing and systems revenue	$127,892	134,197	389,138	395,438
Education Technology, Services, and Payment Processing

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Tuition payment plan services	$30,223	25,779	95,235	84,131
Payment processing	50,848	47,957	126,716	113,996
Education technology and services	31,793	32,548	132,796	110,755
Other	932	610	2,511	1,329
Education technology, services, and payment processing revenue	$113,796	106,894	357,258	310,211
Solar Construction

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022 (a)
Commercial revenue	$4,101	7,856	12,339	7,856
Residential revenue	2,085	1,398	7,266	1,398
Other	115	104	82	104
Solar construction revenue	$6,301	9,358	19,687	9,358
(a) GRNE Solar was acquired on July 1, 2022.
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
ALLO preferred return	$2,299	2,164	6,822	6,420
Borrower late fee income	2,220	2,824	6,635	7,693
Administration/sponsor fee income	1,712	1,920	5,180	6,055
Investment advisory services	1,633	1,612	4,884	4,375
Loss from ALLO voting membership interest investment	(17,293)	(17,562)	(49,676)	(47,633)
Loss from solar investments	(3,605)	(4,216)	(13,481)	(7,100)
Investment activity, net	(1,016)	10,701	(8,169)	40,626
Other	13,839	4,782	26,512	14,314
Other, net	$(211)	2,225	(21,293)	24,750

13.  Major Customer
Government Loan Servicing
Nelnet Servicing, LLC (Nelnet Servicing) and Great Lakes Educational Loan Services, Inc. (Great Lakes), both subsidiaries of the Company, are two of the current five private sector entities that have student loan servicing contracts with the Department. Revenue earned by the Company related to these contracts was $100.2 million and $104.4 million for the three months ended September 30, 2023 and 2022, respectively, and $304.8 million and $312.4 million for the nine months ended September 30, 2023 and 2022, respectively. The Company also earned remote hosted servicing revenue by licensing its software to certain third-party servicers for the Department.
Contract Modifications and Award
Effective April 1, 2023, the Department modified the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes (the “servicing contracts”) to reduce the monthly fee under the servicing contracts by $0.19 per borrower on certain borrower statuses.
The Company's current student loan servicing contracts with the Department were scheduled to expire on December 14, 2023. In April 2023, Nelnet Diversified Solutions, LLC (NDS), a subsidiary of the Company, received a contract award from the Department, pursuant to which NDS was selected to provide continued servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the "New Government Servicing Contract") which will replace the existing legacy Department student loan servicing contracts. On October 11, 2023, the USDS contract awarded to NDS was novated to Nelnet Servicing.
The New Government Servicing Contract is effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of more than 37 million existing borrowers will be allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. In April 2023, the Department indicated that servicing under the USDS contracts will go live in 2024 and it will extend the current legacy servicing contracts from December 14, 2023 to December 2024. Until servicing under the USDS contracts goes live, which is anticipated to be during the second quarter of 2024, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contracts with the Department.
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
As a result of the transfers discussed above, the Company currently has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods. However, the Company has executed an agreement with a third-party servicer awarded a USDS contract to license its servicing software to such entity and the Company anticipates earning remote hosted servicing revenue from this new customer when USDS goes live beginning in the second quarter of 2024.
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
14.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2023			As of December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$99	1,059,198	1,059,297	100	1,388,937	1,389,037
Equity securities	80	—	80	6,719	—	6,719
Equity securities measured at net asset value (a)			46,554			32,363
Total investments	179	1,059,198	1,105,931	6,819	1,388,937	1,428,119
Derivative instruments (b)	—	3,056	3,056	—	—	—
Total assets	$179	1,062,254	1,108,987	6,819	1,388,937	1,428,119
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

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of September 30, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$13,462,084	13,060,703	—	—	13,462,084
Accrued loan interest receivable	806,854	806,854	—	806,854	—
Cash and cash equivalents	187,690	187,690	187,690	—	—
Investments (at fair value)	1,105,931	1,105,931	179	1,059,198	—
Investments - held to maturity	164,368	163,066	—	164,368	—
Notes receivable	54,129	54,129	—	54,129	—
Beneficial interest in loan securitizations	239,890	191,152	—	—	239,890
Restricted cash	445,983	445,983	445,983	—	—
Restricted cash – due to customers	158,872	158,872	158,872	—	—
Derivative instruments	3,056	3,056	—	3,056	—
Financial liabilities:
Bonds and notes payable	12,215,581	12,448,109	—	12,215,581	—
Accrued interest payable	36,391	36,391	—	36,391	—
Bank deposits	690,313	718,053	440,062	250,251	—
Due to customers	341,822	341,822	341,822	—	—

	As of December 31, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$14,586,794	14,427,025	—	—	14,586,794
Accrued loan interest receivable	816,864	816,864	—	816,864	—
Cash and cash equivalents	118,146	118,146	118,146	—	—
Investments (at fair value)	1,428,119	1,428,119	6,819	1,388,937	—
Investments - held to maturity	18,996	18,774	—	18,996	—
Notes receivable	31,106	31,106	—	31,106	—
Beneficial interest in loan securitizations	162,360	138,738	—	—	162,360
Restricted cash	945,159	945,159	945,159	—	—
Restricted cash – due to customers	294,311	294,311	294,311	—	—
Financial liabilities:
Bonds and notes payable	14,088,666	14,637,195	—	14,088,666	—
Accrued interest payable	36,049	36,049	—	36,049	—
Bank deposits	664,573	691,322	355,282	309,291	—
Due to customers	348,317	348,317	348,317	—	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 24 of the notes to consolidated financial statements included in the 2022 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2023 and 2022. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
•loan portfolio risks such as credit risk, interest rate basis and repricing risk, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, consumer, and other loans, or investment interests therein, and initiatives to purchase additional FFELP, private education, consumer, and other loans, and risks from changes in levels of loan prepayment or default rates;
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
GAAP net income attributable to Nelnet, Inc.	$45,332	104,798	100,086	376,573
Realized and unrealized derivative market value adjustments	(3,140)	(52,991)	32,266	(239,125)
Tax effect (a)	754	12,718	(7,744)	57,390
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$42,946	64,525	124,608	194,838

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.21	2.80	2.67	9.99
Realized and unrealized derivative market value adjustments	(0.08)	(1.42)	0.86	(6.34)
Tax effect (a)	0.02	0.35	(0.20)	1.52
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.15	1.73	3.33	5.17
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
The information below presents the operating results (net income (loss) before taxes) for each reportable operating segment and Corporate and Other Activities for the three and nine months ended September 30, 2023 and 2022. See "Results of Operations" for each reportable operating segment and Corporate and Other Activities under this Item 2 for additional detail.

	Three months ended September 30,		Nine months ended September 30,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2023	2022	2023	2022
NDS	$24,469	21,914	66,713	47,494
•An increase in before tax operating margin in 2023 compared with 2022 due to a decrease in operating expenses, primarily salaries and benefits. In 2022, the Company was fully staffed in preparation for the resumption of federal student loan payments once the CARES Act suspension was to expire. The expiration of the CARES Act was extended multiple times throughout 2022. The Company reduced staff in the first and second quarters of 2023 to manage expenses due to the delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for the Company's Department servicing contracts. Margin was also positively impacted in 2023 due to $4.8 million of deconversion revenue recognized in the third quarter of 2023 related to a remote hosted servicing customer leaving the Company's platform.

NBS	22,123	18,655	77,803	66,454
•The recognition of $8.9 million and $20.2 million of interest income for the three and nine months ended September 30, 2023, respectively, compared with $3.7 million and $4.9 million for the same periods in 2022, due to higher interest rates.
•A decrease in before tax operating margin, excluding net interest income, in 2023 compared with 2022 due to additional investments in the development of new services and technologies and superior customer experiences to align with the Company's strategies to grow, retain, and diversify revenue.

AGM	40,562	111,872	58,041	424,647
•A net gain of $1.2 million and net loss of $35.3 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting for the three and nine months ended September 30, 2023, respectively, compared with a net gain of $53.0 million and $239.1 million for the same periods in 2022.
•The recognition of a $25.9 million non-cash expense in the second quarter of 2023 as the result of redeeming certain asset-backed debt securities prior to their maturity and writing off the remaining unamortized debt discount at the time of redemption.
•A decrease of $24.0 million and $38.7 million in net interest income due to a decrease in core loan spread for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022.
•A decrease of $4.9 million and $24.2 million in net interest income due to the decrease in the average balance of loans for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022.
•The recognition of $18.1 million and $47.7 million of investment interest for the three and nine months ended September 30, 2023, respectively, compared with $10.3 million and $28.1 million for the same periods in 2022 due to an increase of interest earned on restricted cash due to higher interest rates.
•The recognition of $5.4 million and $32.7 million in gains from the sale of loans for the three and nine months ended September 30, 2023, respectively, compared with $2.6 million and $5.6 million for the same periods in 2022.
•The recognition of $8.7 million and $48.7 million in provision for loan losses for the three and nine months ended September 30, 2023, respectively, compared with $9.2 million and $17.2 million for the same periods in 2022.

Nelnet Bank	2,299	1,055	3,951	2,489
Corporate	(36,483)	(26,442)	(92,686)	(65,061)
•An increase of $4.2 million and $25.1 million in net interest income from the Company's cash and investment (bond) portfolio due to an increase in interest rates for the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022.
•The recognition of net investment income of $0.3 million and losses of $4.5 million for the three and nine months ended September 30, 2023, respectively, compared with net investment income of $10.5 million and $37.2 million for the same periods in 2022.
•The recognition of $4.9 million and $16.2 million of losses from the Company's acquisition of GRNE Solar on July 1, 2022 for the three and nine months ended September 30, 2023, respectively, compared with losses of $0.7 million for both the comparable periods in 2022.
•The recognition of an impairment charge of $4.7 million in the third quarter of 2023 related to real estate leases as the Company continues to downsize its facility footprint as a result of associates working from home compared with $6.2 million in the second quarter of 2022 related primarily to a venture capital investment.

Income before income taxes	52,970	127,055	113,823	476,023
Income tax expense	(10,734)	(26,586)	(29,475)	(107,765)
Net loss attributable to noncontrolling interests	3,096	4,329	15,738	8,315
Net income	$45,332	104,798	100,086	376,573

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and nine months ended September 30, 2023 compared with the same periods in 2022 is provided below.
The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 11 of the notes to consolidated financial statements included under Part I, Item 1 of this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022	Additional information
Loan interest	$236,423	176,244	704,712	422,327	Increase was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and in gross fixed rate floor income.
Investment interest	48,128	26,889	129,835	57,589	Includes income from interest-earning deposits and investments and restricted cash in asset-backed securitizations. Increase was due to an increase in interest earning investments and an increase in interest rates.
Total interest income	284,551	203,133	834,547	479,916
Interest expense	207,159	126,625	639,756	248,347	Increase was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of a $25.9 million non-cash expense from the write-off of the remaining debt discount associated with these bonds at the time of redemption.
Net interest income	77,392	76,508	194,791	231,569
Less provision for loan losses	10,659	9,665	54,526	18,640
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. The primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods presented.

Net interest income after provision for loan losses	66,733	66,843	140,265	212,929
Other income (expense):
LSS revenue	127,892	134,197	389,138	395,438	See LSS operating segment - results of operations.
ETS&PP revenue	113,796	106,894	357,258	310,211	See ETS&PP operating segment - results of operations.
Solar construction revenue	6,301	9,358	19,687	9,358
On July 1, 2022, the Company acquired 80% of the ownership interests of GRNE Solar. GRNE Solar designs and installs residential, commercial, and utility-scale solar systems. The acquisition diversifies the Company's position in the renewable energy space to include solar construction.

Other, net	(211)	2,225	(21,293)	24,750	See table below for the components of "other, net."
Gain on sale of loans, net	5,362	2,627	32,685	5,616
The Company recognized gains from selling portfolios of loans in 2023 and 2022. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Impairment and other expense, net	(4,974)	121	(4,974)	(6,163)
During the third quarter of 2023, the Company recorded an expense of $5.0 million related to real estate leases as the Company continues to downsize its facility footprint as a result of associates working from home. During the second quarter of 2022, the Company recorded an expense of $6.2 million related primarily to a venture capital investment.

Derivative settlements, net	817	10,271	24,219	12,085
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

Derivative market value adjustments, net	3,140	52,991	(32,266)	239,125
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

Total other income (expense), net	252,123	318,684	764,454	990,420
Cost of services:
Cost to provide education technology, services, and payment processing services	43,694	42,676	131,804	109,073	Represents direct costs to provide payment processing and instructional services in ETS&PP. See ETS&PP operating segment - results of operations.

Cost to provide solar construction services	7,783	5,968	25,204	5,968	As noted above, the Company acquired GRNE Solar on July 1, 2022. These amounts represent direct costs related to GRNE providing solar construction services. Since the acquisition of GRNE, it has incurred low and, in some cases, negative margins on certain projects. As existing contracts are completed and revenue from new projects grows as a percent of overall revenue, the Company expects margin to improve in future periods.
Total cost of services	51,477	48,644	157,008	115,041
Operating expenses:
Salaries and benefits	141,204	147,198	438,620	438,010
Increase for the nine months ended September 30, 2023 compared with the same period in 2022 was primarily due to (i) an increase in headcount in ETS&PP to support the growth of its customer base and the investment in the development of new technologies; and (ii) the acquisition of GRNE Solar on July 1, 2022. This increase was partially offset by staff reductions in LSS in the first and second quarters of 2023 to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contracts. The Company expects salaries and benefits beginning to increase at LSS in the fourth quarter of 2023 as it hires additional associates as a result of Department borrowers returning to repayment on September 1, 2023.

Depreciation and amortization	21,835	18,772	57,114	53,978	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Increase was primarily due to an increase in the amortization of intangibles from the GRNE Solar acquisition on July 1, 2022.
Other expenses	51,370	43,858	138,154	120,297	Includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase was due to an increase in expenses in ETS&PP due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies, and an increase in costs for travel and in-person hosted conferences that had previously subsided due to the COVID-19 pandemic.
Total operating expenses	214,409	209,828	633,888	612,285
Income before income taxes	52,970	127,055	113,823	476,023
Income tax expense	10,734	26,586	29,475	107,765
The effective tax rate was 19.1% and 20.2% for the three months ended September 30, 2023 and 2022, respectively, and 22.7% and 22.2% for the nine months ended September 30, 2023 and 2022, respectively. The Company expects its effective tax rate will range between 21% and 23% for the remainder of 2023.

Net income	42,236	100,469	84,348	368,258
Net loss attributable to noncontrolling interests	3,096	4,329	15,738	8,315	Amounts for noncontrolling interests reflect the net income/loss attributable to the holders of noncontrolling membership interests in WRCM, NextGen, multiple solar entities (including GRNE Solar), and multiple entities investing in federal opportunity zone programs.
Net income attributable to Nelnet, Inc.	$45,332	104,798	100,086	376,573

Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net income attributable to Nelnet, Inc.	$45,332	104,798	100,086	376,573
Derivative market value adjustments, net	(3,140)	(52,991)	32,266	(239,125)
Tax effect	754	12,718	(7,744)	57,390
Net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$42,946	64,525	124,608	194,838

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
ALLO preferred return	$2,299	2,164	6,822	6,420	See Corporate - results of operations.
Borrower late fee income	2,220	2,824	6,635	7,693	See AGM operating segment - results of operations.
Administration/sponsor fee income	1,712	1,920	5,180	6,055	See AGM operating segment - results of operations.
Investment advisory services	1,633	1,612	4,884	4,375	See Corporate - results of operations.
Loss from ALLO voting membership interest investment	(17,293)	(17,562)	(49,676)	(47,633)	See Corporate - results of operations.
Loss from solar investments	(3,605)	(4,216)	(13,481)	(7,100)	See Corporate - results of operations.
Investment activity, net	(1,016)	10,701	(8,169)	40,626	See Corporate - results of operations and note (a) below for additional information.
Other	13,839	4,782	26,512	14,314
Other, net	$(211)	2,225	(21,293)	24,750
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment sales and valuation adjustments. Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital	Equity / Bonds	Total	Real Estate	Venture Capital	Equity / Bonds	Total
	Three months ended September 30,
	2023				2022
Corporate	$(535)	286	567	318	9,717	(39)	792	10,470
AGM	—	(1,883)	—	(1,883)	—	(315)	—	(315)
Nelnet Bank	—	(16)	565	549	—	303	243	546
	$(535)	(1,613)	1,132	(1,016)	9,717	(51)	1,035	10,701

	Nine months ended September 30,
	2023				2022
Corporate	$(849)	(605)	(3,070)	(4,524)	17,695	22,158	(2,673)	37,180
AGM	—	(4,532)	(476)	(5,008)	—	1,260	—	1,260
Nelnet Bank	—	(288)	1,651	1,363	—	675	1,511	2,186
	$(849)	(5,425)	(1,895)	(8,169)	17,695	24,093	(1,162)	40,626

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Servicing volume (dollars in millions):
Government	$500,554	519,308	537,291	545,373	545,546	542,398	507,653	478,402
FFELP	18,400	19,021	19,815	20,226	22,412	24,224	25,646	26,916
Private and consumer	20,394	20,805	21,484	21,866	22,461	22,838	23,433	23,702
Total	$539,348	559,134	578,590	587,465	590,419	589,460	556,732	529,020

Number of servicing borrowers:
Government	14,543,382	14,898,901	15,518,751	15,777,328	15,657,942	15,426,607	14,727,860	14,196,520
FFELP	764,660	788,686	819,791	829,939	910,188	977,785	1,034,913	1,092,066
Private and consumer	896,613	899,095	925,861	951,866	979,816	998,454	1,030,863	1,065,439
Total	16,204,655	16,586,682	17,264,403	17,559,133	17,547,946	17,402,846	16,793,636	16,354,025

Number of remote hosted borrowers:	103,396	716,908	5,048,324	6,135,760	6,025,377	5,738,381	5,487,943	4,799,368
Government Loan Servicing
Nelnet Servicing, LLC (Nelnet Servicing) and Great Lakes Educational Loan Services, Inc. (Great Lakes), both subsidiaries of the Company, are two of the current five private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The Company also earned remote hosted servicing revenue by licensing software to certain third-party servicers for the Department.
Contract Modifications and Award
Effective April 1, 2023, the Department modified the student loan servicing contracts between the Department and each of Nelnet Servicing and Great Lakes (the “servicing contracts”) to reduce the monthly fee under the servicing contracts by $0.19 per borrower on certain borrower statuses.
The Company's current student loan servicing contracts with the Department were scheduled to expire on December 14, 2023. In April 2023, Nelnet Diversified Solutions, LLC (NDS), a subsidiary of the Company, received a contract award from the Department, pursuant to which NDS was selected to provide continued servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the "New Government Servicing Contract") which will replace the existing legacy Department student loan servicing contracts. On October 11, 2023, the USDS contract awarded to NDS was novated to Nelnet Servicing.
The New Government Servicing Contract is effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of more than 37 million existing borrowers will be allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. In April 2023, the Department indicated that servicing under the USDS contracts will go live in 2024 and it will extend the current legacy servicing contracts from December 14, 2023 to December 2024. Until servicing under the USDS contracts goes live, which is anticipated to be during the second quarter of 2024, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contracts with the Department.
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
As a result of the transfers discussed above, the Company currently has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods. However, the Company has executed an agreement with a third-party servicer awarded a USDS contract to license its servicing software to such entity and the Company anticipates earning remote hosted servicing revenue from this new customer when USDS goes live beginning in the second quarter of 2024. The amount of revenue earned by the Company from this new customer will depend on the number of servicing borrowers allocated by the Department to the new customer. The Company does not have volume projections for the new customer at this time.
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
The CARES Act
Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company received less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and borrowers returned to repayment on September 1, 2023. The Company anticipates revenue per borrower from the Department will increase with borrowers transitioned back to repayment under the legacy government contracts from the CARES Act levels.
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
On March 23, 2023, the Company announced a reduction in staff due to the March 2023 government servicing contract price modifications (as discussed above) and the notification by the Department in February 2023 of its intention to transfer up to one million of the Company's existing Department servicing borrowers to another servicer (as discussed above). Approximately 550 associates who work in LSS, including some in related shared services areas that support LSS, were notified their positions were being eliminated. The Company incurred a charge of $4.3 million related to the staff reductions that was primarily recognized in the first and second quarters of 2023.
Borrowers Return to Repayment

As discussed above, after multiple extensions of the student loan payment pause that began in March 2020, the payment and interest accrual suspension ended on August 31, 2023, and all borrowers returned to repayment on September 1, 2023. This unprecedented event, along with frequent program changes announced and/or proposed by the Department, has generated extraordinary call volume and web traffic that has adversely impacted the Company’s level of service. In August 2023, the Company began to hire additional associates to support borrowers returning to repayment.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
Net interest income	$1,098	831	3,193	1,100	Increase in 2023 compared with 2022 was due to higher interest rates.
Loan servicing and systems revenue	127,892	134,197	389,138	395,438	See table below for additional information.
Intersegment servicing revenue	6,944	8,281	21,980	25,142
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease in 2023 compared with 2022 was due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	687	596	1,900	1,946	Represents revenue earned from providing administrative support and marketing services.
Impairment expense	(296)	—	(296)	—	The Company continues to evaluate the use of office space as a large number of associates continue to work from home. As a result, the Company recorded an additional impairment charge related to certain facilities no longer used by the Company.
Total other income, net	135,227	143,074	412,722	422,526
Salaries and benefits	73,310	82,067	234,012	257,259
Decrease in 2023 compared with 2022 was due to the Company being fully staffed with contact center operations and support associates in 2022 in preparation for the resumption of federal student loan payments and other activities after the CARES Act suspension. During the first and second quarters of 2023, the Company reduced staff to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for government servicing contracts. See "Reduction in Staff" above for additional details. The Company expects salaries and benefits to increase beginning in the fourth quarter of 2023 as it hires additional associates as a result of Department borrowers returning to repayment on September 1, 2023.

Depreciation and amortization	5,023	5,784	14,400	16,056
Other expenses	15,629	16,654	42,760	46,375
Decrease in 2023 compared with 2022 was due to a decrease in professional fees and facility costs. Over the last year, the Company has reduced its office space as a large number of employees continue to work from home.

Intersegment expenses	17,894	17,486	58,030	56,442	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	111,856	121,991	349,202	376,132
Income before income taxes	24,469	21,914	66,713	47,494
Income tax expense	(5,872)	(5,259)	(16,011)	(11,399)	Represents income tax expense at an effective tax rate of 24%.
Net income	$18,597	16,655	50,702	36,095
Before tax operating margin	18.1%	15.3%	16.2%	11.2%
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
Before tax operating margin increased in 2023 compared with 2022 due primarily to a decrease in salaries and benefits expense as described above. The increase in the three months ended September 30, 2023 compared with the same period in 2022 was also due to $4.8 million of revenue recognized by the Company in the third quarter of 2023 associated with deconversion of remote hosted borrowers from a customer leaving the Company's platform.

Loan servicing and systems revenue

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
Government loan servicing	$100,154	104,428	304,769	312,368
Represents revenue from the Company's Department servicing contracts. Decrease in the three and nine months ended September 30, 2023 compared with the same periods in 2022 was due to (i) the monthly fee earned per borrower on certain borrower statuses being reduced by $0.19 effective April 1, 2023; and (ii) a decrease of borrowers in the second and third quarters of 2023 as part of the Department's plan to transfer up to one million of the Company's existing borrowers to another third-party servicer. Decrease in the nine months ended September 30, 2023 compared with the same period in 2022 was also due to (i) the recognition of $6.7 million of revenue in the first quarter of 2022 for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers; and (ii) the recognition of $10.5 million of revenue in the first quarter of 2022 related to the discharge of borrowers under the Total and Permanent Disability (TPD) discharge program (the Company earns revenue per each borrower that satisfies the requirements for their loan to be discharged under the TPD discharge program). The decrease in revenue for the nine months ended September 30, 2023 compared with the same period in 2022 was partially offset by (i) an increase in borrowers serviced due to the PHEAA servicing volume transferred to the Company's platform in 2022; (ii) a per borrower CARES Act forbearance rate increase on May 1, 2022; and (iii) a per borrower rate increase on certain statuses on September 1, 2022 (5.0%) to reflect the increase in the cost of labor (Employment Cost Index) per the provisions of the contracts.

Private education and consumer loan servicing	12,330	12,198	36,556	37,194
Increase in the three months ended September 30, 2023 compared with the same period in 2022 was due to an increase in backup servicing volume, partially offset by a decrease in servicing volume. Decrease in the nine months ended September 30, 2023 compared with the same period in 2022 was due to a decrease in servicing volume and client requested enhanced delinquency services.

FFELP loan servicing	3,304	4,127	10,226	12,386
Decrease in 2023 compared with 2022 was due to a decrease in the number of borrowers serviced. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. Since late 2021, the Company has experienced accelerated run-off of its FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of borrower relief under the CARES Act and initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs.

Software services	9,416	8,229	25,076	23,536
Represents revenue from providing remote hosted servicing software to Department and other servicers and providing diversified technology services. Increase in the three and nine months ended September 30, 2023 compared with the same periods in 2022 was due to (i) the recognition of $4.8 million of revenue in the third quarter of 2023 associated with deconversion of remote hosted borrowers from a customer leaving the Company's platform; (ii) annual rate increases on Department remote hosted servicing customers; (iii) contract programming associated with loan transfers and change requests, and (iv) growth in LSS's technology outsourcing opportunities. These increases were partially offset by the transfer of remote hosted borrowers to other third-party servicers. As a result of the transfers, the Company currently has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods. See “Government Loan Servicing - Loan Volume Transfers - Remote Hosted Servicing Borrowers” above for additional details.

Outsourced services	2,688	5,215	12,511	9,954
Represents primarily revenue to provide contact center and back office operational outsourcing services. Decrease in the three months ended September 30, 2023 compared with the same period in 2022 was due to the contracts for support provided to Department servicers expiring at the end of July 2023. Increase in the nine months ended September 30, 2023 compared with the same period in 2022 was due to additional outsourced opportunities, including assisting existing Department servicers as operations transitioned from exiting servicers.

Loan servicing and systems revenue	$127,892	134,197	389,138	395,438

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
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
Net interest income	$8,934	3,707	20,237	4,920	Represents interest income on tuition funds held in custody for schools. Increase in 2023 compared with 2022 was due to higher interest rates.
Education technology, services, and payment processing revenue	113,796	106,894	357,258	310,211	See table below for additional information.
Intersegment revenue	77	8	198	16
Total other income	113,873	106,902	357,456	310,227
Cost of services	43,694	42,676	131,804	109,073	See table below for additional information.
Salaries and benefits	39,776	34,950	116,040	98,356	Increase in 2023 compared with 2022 was due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	3,030	2,532	8,424	7,544	Represents primarily amortization of intangible assets from prior business acquisitions and depreciation of capitalized software development costs.
Other expenses	8,309	7,034	26,063	19,549
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

Intersegment expenses, net	5,875	4,762	17,559	14,171	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	56,990	49,278	168,086	139,620
Income before income taxes	22,123	18,655	77,803	66,454
Income tax expense	(5,307)	(4,475)	(18,700)	(15,947)	Represents income tax expense at an effective tax rate of 24%.
Net income	16,816	14,180	59,103	50,507
Net (income) loss attributable to noncontrolling interests	(6)	(61)	113	(8)	Amounts for noncontrolling interests reflect the net (income) loss attributable to the holders of minority membership interests in NextGen, of which the Company became the majority owner on April 30, 2022.
Net income	$16,810	14,119	59,216	50,499

Education technology, services, and payment processing revenue
The following table provides disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
Tuition payment plan services	$30,223	25,779	95,235	84,131	Increase in 2023 compared with 2022 was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	50,848	47,957	126,716	113,996	Increase in 2023 compared with 2022 was due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology and services	31,793	32,548	132,796	110,755
Decrease in the three months ended September 30, 2023 compared with the same period in 2022 was due to a decrease in FACTS Education Solutions instructional services revenue as a result of the wind down of economic aid provided to private schools in response to the COVID 19 pandemic. Instructional services revenue provided to schools that was funded by the CARES Act and the Emergency Assistance to Non-Public Schools (EANS) I program was the primary cause of the decline. EANS I program funding ended on September 30, 2023 and EANS II program funding ends on September 30, 2024. The decrease was offset by an increase in revenue from the Company’s school information system software, enrollment and communication services, and financial needs assessments. The increase in revenue in the nine months ended September 30, 2023 compared with the same period in 2022 was due to an increase in revenue from the Company’s school information system software, enrollment and communication services, financial needs assessments, the NextGen acquisition completed in April 2022, and instructional services. Instructional services revenue was the largest component of this increase, driven by the EANS programs. As economic aid provided to schools under the EANS programs stopped on September 30, 2023 (EANS I) and winds down (EANS II), future instructional services revenue will decrease from recent historical periods.

Other	932	610	2,511	1,329
Education technology, services, and payment processing revenue	113,796	106,894	357,258	310,211
Cost of services	43,694	42,676	131,804	109,073
Represents costs relating to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.

Net revenue	$70,102	64,218	225,454	201,138
GAAP before tax operating margin	31.6%	29.1%	34.5%	33.0%
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
Before tax operating margin, excluding net interest income, decreased in 2023 compared with 2022 due to investments in (i) the development of new services and technologies; and (ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues. The Company anticipates before tax operating margin, excluding net interest income, will be impacted over the next several years as it continues to invest in the development of new services and customer experiences.

Net interest income	(12.7)	(5.8)	(9.0)	(2.4)
Non-GAAP before tax operating margin, excluding net interest income	18.9%	23.3%	25.5%	30.6%

ASSET GENERATION AND MANAGEMENT OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2023, the AGM operating segment had a $12.7 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of September 30, 2023 and December 31, 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$13,239,125	15,855,137	14,169,771	17,441,790
Loan acquisitions:
Federally insured student loans	2,880	896	518,471	54,845
Private education loans	77,365	667	77,365	8,177
Consumer and other loans	29,413	120,465	340,091	256,998
Total loan acquisitions	109,658	122,028	935,927	320,020
Repayments, claims, capitalized interest, participations, and other, net	(322,013)	(385,312)	(1,175,320)	(1,310,913)
Loans lost to external parties	(229,342)	(768,923)	(712,772)	(1,609,728)
Loans sold	(61,807)	(28,915)	(481,985)	(47,154)
Ending balance	$12,735,621	14,794,015	12,735,621	14,794,015
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2023, the Company’s ownership correlates to approximately $660 million, $540 million, and $350 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations. The loans held in these securitizations are not included in the above table.
Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and Federal Direct Loan Program borrowers returned to repayment on September 1, 2023.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status and delinquency amounts for each of AGM's loan portfolios as of September 30, 2023 and December 31, 2022; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2023 and 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Variable loan yield, gross	7.70%	5.05%	7.51%	3.76%
Consolidation rebate fees	(0.80)	(0.84)	(0.80)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization	0.06	0.02	0.05	0.03
Variable loan yield, net	6.96	4.23	6.76	2.94
Loan cost of funds - interest expense (a)	(6.14)	(3.11)	(5.86)	(1.95)
Loan cost of funds - derivative settlements (b) (c)	0.01	(0.03)	0.01	0.00
Variable loan spread	0.83	1.09	0.91	0.99
Fixed rate floor income, gross	0.01	0.19	0.02	0.45
Fixed rate floor income - derivative settlements (b) (d)	0.01	0.30	0.23	0.10
Fixed rate floor income, net of settlements on derivatives	0.02	0.49	0.25	0.55
Core loan spread	0.85%	1.58%	1.16%	1.54%

Average balance of AGM's loans	$13,157,152	15,466,505	13,588,427	16,371,092
Average balance of AGM's debt outstanding	12,527,771	15,060,823	12,964,890	15,905,170
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Core loan spread	0.85%	1.58%	1.16%	1.54%
Derivative settlements (1:3 basis swaps)	(0.01)	0.03	(0.01)	(0.00)
Derivative settlements (fixed rate floor income)	(0.01)	(0.30)	(0.23)	(0.10)
Loan spread	0.83%	1.31%	0.92%	1.44%
(c)    Derivative settlements consist of net settlements received (paid) related to the Company’s 1:3 basis swaps.
(d)    Derivative settlements consist of net settlements received related to the Company’s floor income interest rate swaps.

The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets. In an increasing interest rate environment, student loan spread on FFELP loans increases in the short term because of the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt that occurs either monthly or quarterly.
Variable loan spread decreased during the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to a significant increase in short-term rates during each of the first three quarters of 2022 compared with the increase in rates for the same periods in 2023.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fixed rate floor income, gross	$450	7,585	2,016	54,870
Derivative settlements (a)	235	11,356	22,760	11,843
Fixed rate floor income, net	$685	18,941	24,776	66,713
Fixed rate floor income contribution to spread, net	0.02%	0.49%	0.25%	0.55%

(a)    Derivative settlements consist of net settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and nine months ended September 30, 2023 compared with the same periods in 2022 was due to higher interest rates in 2023 compared with 2022.
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
The decrease in net derivative settlements received by the Company during the three months ended September 30, 2023, compared with the same period in 2022, was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received by the Company during the nine months ended September 30, 2023, compared with the same period in 2022, was due to an increase in settlements on the Company's derivatives outstanding during this period as a result of an increase in interest rates.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
Net interest income after provision for loan losses	$42,753	53,708	69,765	189,028	See table below for additional analysis.
Other income, net	2,776	4,627	6,939	16,270
Represents primarily borrower late fees, income from providing administration activities for third parties, gain/losses from repurchases of debt, and income/losses from AGM's investment in joint ventures. AGM recognized joint venture losses of $1.9 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and losses of $4.5 million and income of $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Gain on sale of loans, net	5,362	2,627	32,685	5,616
The Company recognized gains from selling portfolios of loans in 2023 and 2022. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative settlements, net	621	10,271	23,940	12,085	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below. The majority of derivative settlements received in the periods presented was from the Company's derivative portfolio used to hedge loans earning fixed rate floor income. This derivative portfolio was terminated on March 15, 2023 to minimize the Company's exposure to market volatility.
Derivative market value adjustments, net	1,192	52,991	(35,323)	239,125
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments for the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. On March 15, 2023, AGM terminated its portfolio of floor income interest rate swaps to minimize the Company's exposure to market volatility. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income, net	9,951	70,516	28,241	273,096
Salaries and benefits	1,242	653	3,093	1,858	Increase in 2023 compared with 2022 was due to additional headcount as the Company actively expands into new asset loan classes.
Other expenses	2,952	3,349	12,083	9,925	Represents primarily servicing fees paid to third parties. Also includes certain professional and legal fees. Increase in the nine months ended September 30, 2023 compared with the same period in 2022 was due to incurring additional professional fees as the Company actively expands into new asset loan classes.
Intersegment expenses	7,948	8,350	24,789	25,694	Represents fees paid to LSS for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,142	12,352	39,965	37,477
Total operating expenses were 37 basis points and 32 basis points of the average balance of loans for the three months ended September 30, 2023 and 2022, respectively, and 39 basis points and 31 basis points for the nine months ended September 30, 2023 and 2022, respectively. The increase in operating expenses as a percent of the average balance of loans in 2023 compared with 2022 was due to an increase in costs as the Company actively expands into new asset loan classes.

Income before income taxes	40,562	111,872	58,041	424,647
Income tax expense	(9,735)	(26,849)	(13,930)	(101,915)	Represents income tax expense at an effective tax rate of 24%.
Net income	$30,827	85,023	44,111	322,732
Additional information:
Net income	$30,827	85,023	44,111	322,732	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(1,192)	(52,991)	35,323	(239,125)
Tax effect	286	12,718	(8,478)	57,390
Net income, excluding derivative market value adjustments	$29,921	44,750	70,956	140,997

Net interest income after provision for loan losses, net of settlements on derivatives The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
Variable interest income, gross	$254,569	196,910	763,933	459,575	Increase in 2023 compared with 2022 was due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(26,143)	(32,612)	(81,753)	(104,335)	Decrease in 2023 compared with 2022 was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,940	737	5,437	3,669	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	230,366	165,035	687,617	358,909
Interest on bonds and notes payable	(194,098)	(118,135)	(594,764)	(231,960)	Increase in 2023 compared with 2022 was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In addition, during the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of a $25.9 million non-cash expense from the write-off of the remaining debt discount associated with these bonds at the time of redemption.
Derivative settlements, net (a)	386	(1,085)	1,180	242	Represents net derivative settlements received (paid) related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	36,654	45,815	94,033	127,191
Fixed rate floor income, gross	450	7,585	2,016	54,870	Decrease in 2023 compared with 2022 was due to higher interest rates.
Derivative settlements, net (a)	235	11,356	22,760	11,843
Represents net derivative settlements received related to the Company's floor income interest rate swaps. On March 15, 2023, to minimize the Company's exposure to market volatility, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income. The decrease in net derivative settlements received by the Company during the three months ended September 30, 2023, compared with the same period in 2022, was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received by the Company during the nine months ended September 30, 2023, compared with the same period in 2022, was due to an increase in settlements on the Company's derivatives outstanding during this period as a result of an increase in interest rates.

Fixed rate floor income, net of settlements on derivatives	685	18,941	24,776	66,713
Core loan interest income (a)	37,339	64,756	118,809	193,904
Investment interest	18,062	10,312	47,726	28,147	Increase in 2023 compared with 2022 was due to an increase of interest earned on restricted cash due to higher interest rates.
Intercompany interest	(3,295)	(1,874)	(24,141)	(3,760)	Increase in 2023 compared with 2022 was due to an increase in the balance of borrowings and higher rates.
Provision for loan losses - federally insured loans	(1,641)	(888)	(4,052)	(505)
The primary item impacting provision for loan losses was the establishment of an initial allowance for loans acquired during the periods presented.

For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Provision for loan losses - private education loans	(3,009)	(1,154)	(3,249)	(1,971)
Provision for loan losses - consumer and other loans	(4,082)	(7,173)	(41,388)	(14,702)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$43,374	63,979	93,705	201,113
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

NELNET BANK OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Portfolio
As of September 30, 2023, Nelnet Bank had a $468.8 million loan portfolio, consisting of $359.9 million of private education loans, $59.3 million of FFELP loans, and $49.6 million of consumer and other loans. For a summary of the Company’s loan portfolio as of September 30, 2023 and December 31, 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$444,488	423,553	419,795	257,901
Loan acquisitions and originations:
Private education loans	19,756	21,167	41,341	226,713
Consumer and other loans	22,966	—	55,766	—
Total loan acquisitions and originations	42,722	21,167	97,107	226,713
Repayments	(18,382)	(15,244)	(47,957)	(51,011)
Loans sold to AGM	(15)	—	(132)	(4,127)
Ending balance	$468,813	429,476	468,813	429,476

Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status, delinquency amounts, and other key credit quality indicators of each of Nelnet Bank's loan portfolios as of September 30, 2023 and December 31, 2022; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2023 and 2022, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of September 30, 2023, Nelnet Bank had $947.4 million of deposits. All of Nelnet Bank’s deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other saving deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and commercial and institutional CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
As of September 30, 2023, Nelnet Bank’s deposits included $229.3 million from Nelnet, Inc. (the parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating and savings deposits, and NBS custodial deposits consisting of collected tuition payments which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets (a)
Federally insured student loans	$60,504	6.58%	$75,124	3.69%	$62,531	6.29%	$80,234	2.39%
Private education loans	353,740	3.85	350,668	3.31	354,513	3.74	304,174	3.13
Consumer and other loans	36,041	12.90	—	—	23,065	12.92	—	—
Cash and investments	586,067	6.47	424,899	3.67	556,401	6.25	348,697	2.78
Total interest-earning assets	1,036,352	5.81%	850,691	3.52%	996,510	5.51%	733,105	2.88%
Non-interest-earning assets	10,322		8,914		9,047		13,754
Total assets	$1,046,674		$859,605		$1,005,557		$746,859
Average liabilities and equity (a)
Brokered deposits	$204,050	1.38%	$296,257	1.42%	$204,534	1.38%	$230,968	1.33%
Intercompany deposits	184,829	6.86	155,350	2.24	173,929	6.10	121,557	1.32
Retail and other deposits	521,344	4.22	293,209	1.84	493,939	4.01	283,386	1.08
Total interest-bearing liabilities	910,223	4.04%	744,816	1.76%	872,402	3.76%	635,911	1.22%
Non-interest-bearing liabilities	5,377		4,106		5,291		5,037
Equity	131,074		110,683		127,864		105,911
Total liabilities and equity	$1,046,674		$859,605		$1,005,557		$746,859
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	Additional information
Total interest income	$15,171	7,551	41,092	15,792	Represents interest earned on loans, cash, and investments. Increase in 2023 compared with 2022 was due to an increase of these balances and interest rates.
Interest expense	9,456	3,298	24,841	5,792	Represents interest expense on deposits. Increase in 2023 compared with 2022 was due to an increase of deposits and interest rates.
Net interest income	5,715	4,253	16,251	10,000
Provision for loan losses	1,927	450	5,837	1,462
Increase in provision for loan losses was due to the mix of loans, including the mix of loans acquired and originated in 2023 compared with 2022. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Net interest income after provision for loan losses	3,788	3,803	10,414	8,538
Other income	565	566	1,395	2,224	Represents primarily net gains and income from investments.
Derivative settlements, net	196	—	279	—
During the second and third quarter of 2023, Nelnet Bank entered into derivatives to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations.

Derivative market value adjustments, net	1,948	—	3,057	—
Total other income, net	2,709	566	4,731	2,224
Salaries and benefits	2,520	1,814	6,881	5,082	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase in 2023 compared with 2022 was due to the overall growth of Nelnet Bank activities.
Depreciation	259	4	315	11
Other expenses	1,290	1,427	3,696	3,009	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses. Increase in the nine months ended September 30, 2023 compared with the same period in 2022 was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	129	69	302	171
Represents primarily servicing costs paid to LSS. Certain shared service and support costs incurred by the Company to support Nelnet Bank are not and will not be reflected as part of Nelnet Bank through 2023 (when the bank’s de novo period will end). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank’s operating segment were $1.6 million for both the three months ended September 30, 2023 and 2022, and $5.1 million and $4.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Total operating expenses	4,198	3,314	11,194	8,273
Income before income taxes	2,299	1,055	3,951	2,489
Income tax expense	(552)	(246)	(913)	(574)
Represents income tax expense at an effective tax rate of 24.0% and 23.3% for the three months ended September 30, 2023 and 2022, respectively, and 23.1% for both the nine months ended September 30, 2023 and 2022.

Net income	$1,747	809	3,038	1,915
Additional information:
Net income	$1,747	809	3,038	1,915	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(1,948)	—	(3,057)	—
Tax effect	468	—	734	—
Net income, excluding derivative market value adjustments	$267	809	715	1,915

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
Summary and Comparison of Operating Results

			Nelnet Renewable Energy (c)
	Shared services (a)	WRCM (b)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (d)	Real estate investments (e)	Venture capital investments (f)	Interest income/expense, net (g)	Other	Total
	Three months ended September 30, 2023
Interest income	$—	3	—	36	—	141	1,631	14,069	373	16,253
Interest expense	—	—	—	(108)	—	—	—	(5,816)	(169)	(6,093)
Net interest income	—	3	—	(72)	—	141	1,631	8,253	204	10,160
Solar construction revenue	—	—	—	6,301	—	—	—	—	—	6,301
Other, net	728	1,632	(2,303)	48	(14,908)	(492)	276	558	10,223	(4,238)
Impairment and other expense	(4,678)	—	—	—	—	—	—	—	—	(4,678)
Cost to provide solar construction services	—	—	—	(7,783)	—	—	—	—	—	(7,783)
Salaries and benefits	(21,537)	(53)	(686)	(971)	—	(145)	(237)	—	(1,390)	(25,019)
Depreciation and amortization	(9,917)	—	—	(3,501)	—	(8)	—	—	(96)	(13,522)
Other expenses	(12,110)	(83)	(262)	(892)	(651)	(11)	(15)	(470)	(8,698)	(23,192)
Intersegment expenses, net	26,599	(3)	(2,621)	2,006	—	(106)	(18)	(97)	(272)	25,488
Income (loss) before income taxes	(20,915)	1,496	(5,872)	(4,864)	(15,559)	(621)	1,637	8,244	(29)	(36,483)
Income tax (expense) benefit	5,020	(323)	843	954	3,734	149	(393)	(1,978)	2,726	10,732
Net (income) loss attributable to noncontrolling interests	—	(150)	2,360	891	—	1	—	—	—	3,102
Net income (loss)	$(15,895)	1,023	(2,669)	(3,019)	(11,825)	(471)	1,244	6,266	2,697	(22,649)
	Three months ended September 30, 2022
Interest income	$—	1	—	3	—	235	536	9,895	190	10,860
Interest expense	—	—	—	(9)	—	—	—	(5,833)	(225)	(6,067)
Net interest income	—	1	—	(6)	—	235	536	4,062	(35)	4,793
Solar construction revenue	—	—	—	9,358	—	—	—	—	—	9,358
Other, net	631	1,612	(4,216)	—	(15,398)	9,867	(39)	762	3,217	(3,564)
Impairment and other expense	(29)	—	—	—	—	—	150	—	—	121
Cost to provide solar construction services	—	—	—	(5,968)	—	—	—	—	—	(5,968)
Salaries and benefits	(23,152)	(56)	(340)	(2,390)	(77)	197	(172)	—	(1,723)	(27,713)
Depreciation and amortization	(9,649)	—	—	(732)	—	—	—	—	(71)	(10,452)
Other expenses	(9,696)	(83)	(127)	(958)	(150)	(47)	(18)	(1,422)	(2,894)	(15,395)
Intersegment expenses, net	23,056	(3)	(65)	(24)	—	(134)	—	(55)	(397)	22,378
Income (loss) before income taxes	(18,839)	1,471	(4,748)	(720)	(15,625)	10,118	457	3,347	(1,903)	(26,442)
Income tax (expense) benefit	4,521	(318)	77	149	3,750	(2,431)	(110)	(803)	5,409	10,244
Net (income) loss attributable to noncontrolling interests	—	(148)	4,426	101	—	11	—	—	—	4,390
Net income (loss)	$(14,318)	1,005	(245)	(470)	(11,875)	7,698	347	2,544	3,506	(11,808)

			Nelnet Renewable Energy (c)
	Shared services (a)	WRCM (b)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (d)	Real estate investments (e)	Venture capital investments (f)	Interest income/expense, net (g)	Other	Total
	Nine months ended September 30, 2023
Interest income	$—	8	—	136	—	423	3,515	58,765	460	63,307
Interest expense	—	—	—	(805)	—	—	—	(25,320)	(528)	(26,653)
Net interest income	—	8	—	(669)	—	423	3,515	33,445	(68)	36,654
Solar construction revenue	—	—	—	19,687	—	—	—	—	—	19,687
Other, net	2,130	4,883	(12,179)	112	(42,483)	(806)	(614)	(2,989)	20,420	(31,526)
Impairment and other expense	(4,678)	—	—	—	—	—	—	—	—	(4,678)
Cost to provide solar construction services	—	—	—	(25,204)	—	—	—	—	—	(25,204)
Salaries and benefits	(67,923)	(162)	(2,356)	(3,638)	(30)	(283)	(640)	—	(4,371)	(79,403)
Depreciation and amortization	(27,965)	—	—	(5,696)	—	(21)	—	—	(294)	(33,976)
Other expenses	(31,958)	(246)	(1,102)	(1,679)	(2,014)	(58)	(200)	(3,114)	(13,179)	(53,550)
Intersegment expenses, net	82,408	(9)	(2,582)	918	(1)	(294)	(39)	(290)	(801)	79,310
Income (loss) before income taxes	(47,986)	4,474	(18,219)	(16,169)	(44,528)	(1,039)	2,022	27,052	1,707	(92,686)
Income tax (expense) benefit	11,517	(966)	1,253	3,150	10,687	242	(485)	(6,492)	1,174	20,080
Net (income) loss attributable to noncontrolling interests	—	(447)	13,000	3,043	—	29	—	—	—	15,625
Net income (loss)	$(36,469)	3,061	(3,966)	(9,976)	(33,841)	(768)	1,537	20,560	2,881	(56,981)
	Nine months ended September 30, 2022
Interest income	$—	1	—	3	—	841	642	19,181	419	21,087
Interest expense	—	—	—	(9)	—	—	—	(10,798)	(938)	(11,745)
Net interest income	—	1	—	(6)	—	841	642	8,383	(519)	9,342
Solar construction revenue	—	—	—	9,358	—	—	—	—	—	9,358
Other, net	1,781	4,375	(6,938)	—	(41,213)	18,076	22,156	(2,671)	8,743	4,309
Impairment and other expense	(904)	—	—	—	—	—	(5,259)	—	—	(6,163)
Cost to provide solar construction services	—	—	—	(5,968)	—	—	—	—	—	(5,968)
Salaries and benefits	(66,562)	(167)	(1,180)	(2,390)	(232)	(310)	(564)	—	(4,050)	(75,455)
Depreciation and amortization	(29,423)	—	—	(732)	—	—	—	—	(211)	(30,366)
Other expenses	(30,782)	(264)	(514)	(958)	(174)	(37)	(64)	(2,518)	(6,127)	(41,438)
Intersegment expenses, net	72,527	(9)	(183)	(24)	(2)	(324)	—	(166)	(499)	71,320
Income (loss) before income taxes	(53,363)	3,936	(8,815)	(720)	(41,621)	18,246	16,911	3,028	(2,663)	(65,061)
Income tax (expense) benefit	12,807	(850)	52	149	9,989	(4,383)	(4,059)	(726)	9,091	22,070
Net (income) loss attributable to noncontrolling interests	—	(394)	8,600	101	—	16	—	—	—	8,323
Net income (loss)	$(40,556)	2,692	(163)	(470)	(31,632)	13,879	12,852	2,302	6,428	(34,668)
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
(b)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management fees of $1.5 million and $1.6 million during the three months ended September 30, 2023 and 2022, respectively, and $4.7 million and $4.3 million during the nine months ended September 30, 2023 and 2022, respectively. Fees earned by WRCM are included in "other, net" in the table above.
(c)    Nelnet Renewable Energy includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar development. As of September 30, 2023, the Company has invested a total of $332.0 million (which includes $126.5 million syndicated to third-party investors) in solar tax equity investments. Due to the management and control of each of these investment partnerships, the tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as non-controlling interests.
Included in tax equity investments is the Company's share of income or loss from solar investments under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized losses on its tax equity investments of $3.6 million and $4.2 million during the three months ended September 30, 2023 and 2022, respectively, and $13.5 million and $7.1 million during the nine months ended September 30, 2023 and 2022, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors, are included in “other, net” in the table above. Solar losses attributable to third-party noncontrolling interest investors was $1.8 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, and $12.0 million and $8.0 million for the nine months ended September 30, 2023 and 2022, respectively, and are reflected in “net (income) loss attributable to noncontrolling interests” in the table above.
Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $0.6 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively, which is included in "other, net" in the table above.
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
The Company accounts for its approximately 45% voting membership interests in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as "ALLO") under the HLBV method of accounting. The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $17.3 million and $17.6 million during the three months ended September 30, 2023 and 2022, respectively, and $49.7 million and $47.6 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts are reflected in “other, net” in the table above.
As of September 30, 2023, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $145.9 million and $6.8 million, respectively. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25%. The Company recognized income on its ALLO preferred membership interests of $2.3 million and $2.2 million during the three months ended September 30, 2023 and 2022, respectively, and $6.8 million and $6.4 million during the nine months ended September 30, 2023 and 2022, respectively. These amounts are reflected in “other, net” in the table above.
As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized an expense of $0.7 million and $2.0 million associated with this obligation for the three and nine months ended September 30, 2023, respectively, which is included in “other expenses” in the table above.
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
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million and the Company contributed an additional $30.0 million and $5.0 million to Nelnet Bank during 2022 and the third quarter of 2023, respectively. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. See “Liquidity Impact Related to Nelnet Bank” included below for additional information.
Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and the Company's other initiatives to pursue additional strategic investments.
Sources of Liquidity
As of September 30, 2023, the Company's sources of liquidity included:

Cash and cash equivalents	$187,690
Less: Cash and cash equivalents held at Nelnet Bank (1)	(8,187)
Net cash and cash equivalents	179,503

Available-for-sale (AFS) debt securities (investments) - at fair value	1,059,297
Less: AFS debt securities held at Nelnet Bank - at fair value (1)	(435,015)
AFS debt securities serving as collateral on participation agreement - at fair value (2)	(57)
AFS debt securities serving as collateral on repurchase agreement - at fair value (3)	(260,108)
AFS restricted debt securities - at fair value	(15,918)
Unencumbered AFS debt securities (investments) - at fair value	348,199

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	231,317

Repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (4)	257,278
Less: Repurchased Nelnet issued asset-backed debt securities serving as collateral on repurchase agreement - at par	(118,925)
Unencumbered repurchased Nelnet issued asset-backed debt securities - at par	138,353

Unused capacity on unsecured line of credit (5)	495,000

Sources of liquidity as of September 30, 2023	$1,392,372
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
(5)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of September 30, 2023, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.

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
Cash Flows
The Company has historically generated positive cash flow from operations. During the nine months ended September 30, 2023 and 2022, the Company generated $353.2 million and $656.9 million, respectively, in cash from operating activities. The decrease in 2023 compared with 2022 was due to:
•A decrease in net income;
•Payments to the Company's clearinghouse for margin payments on derivatives for the nine months ended September 30, 2023 compared with proceeds received in 2022;
•Adjustments to net income for the impact of the non-cash change in deferred income taxes and gain on sale of loans;
•A decrease in net proceeds from the sale of equity securities in 2023 compared with 2022; and
•The impact of changes to accrued interest payable during the nine months ended September 30, 2023 compared with the same period in 2022.
These factors were partially offset by:
•An increase in proceeds from termination of derivative instruments in 2023 compared with 2022;
•Adjustments to net income for derivative market value adjustments, the impact of provision for loan losses, and loss on investments;
•An increase of non-cash depreciation and amortization during the nine months ended September 30, 2023 compared with the same period in 2022; and
•The impact of changes to accrued interest and accounts receivable and other assets and liabilities during the nine months ended September 30, 2023 compared with the same period in 2022.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans and the purchase and sale of available-for-sale securities. The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and Nelnet Bank deposits used to fund loans and investment activity. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2023 was $1.3 billion and $2.2 billion, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2022 was $1.7 billion and $2.5 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of September 30, 2023
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$10,647,788	8/26/30 - 9/25/69
FFELP, private education, and consumer loan warehouse facilities	1,554,298	12/31/23 - 11/14/25
	$12,202,086
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

As of September 30, 2023, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.40 billion as detailed below.
The forecasted cash flow presented below includes all loans, the majority of which are federally insured student loans, funded in asset-backed securitizations as of September 30, 2023. As of September 30, 2023, AGM had $10.9 billion of loans included in asset-backed securitizations, which represented 85.3% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, loans acquired subsequent to September 30, 2023, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.40 billion
(dollars in millions)

$250
$200
$150
$100
$50
$-
$145
$235
$210
$140
$110
$70
$85
$50
$95
$80
$40
$50
$70
$20
2023 (Q4)
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036 and after

The forecasted future undiscounted cash flows of approximately $1.40 billion include approximately $0.84 billion (as of September 30, 2023) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.56 billion, or approximately $0.43 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the current September 30, 2023 balance.
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
Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and Federal Direct Loan Program borrowers returned to repayment on September 1, 2023. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could significantly increase prepayments. See note 13 of the notes to the consolidated financial statements included in Part I, Item 1 of this report for additional details regarding the federal government's actions with respect to student loan forgiveness and cancellations.
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

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.10 billion	$1.30 billion
4x	$0.28 billion	$1.12 billion
10x	$0.51 billion	$0.89 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.84 billion (as of September 30, 2023); however, the Company would not receive the $0.56 billion ($0.43 billion after tax) of estimated future earnings from the portfolio.
Interest rates: On June 30, 2023, LIBOR was discontinued as a benchmark rate. Subsequent to the discontinuation of LIBOR on June 30, 2023, the Company funds a portion of its student loans with floating rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the bond equivalent of the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $10 million to $30 million. The Company attempts to mitigate the impact of this basis risk by entering into certain derivative instruments.
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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheets as "investments and notes receivable" and as of September 30, 2023, the fair value of these bonds was $260.1 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, of which a portion of the proceeds from such agreements were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
In addition, as discussed above, the Company has repurchased certain of its own asset-backed securities in the secondary market that serve as collateral on amounts outstanding under the Company's repurchase agreements. During the third quarter of 2023, the Company paid down the outstanding balance of one of these facilities.
As of September 30, 2023, $336.5 million was outstanding on the Company's remaining repurchase agreement, of which $246.1 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement and $90.4 million was borrowed to fund repurchased FFELP loan asset-backed securities. As of November 7, 2023, the maturity dates on this facility vary from November 20, 2023 through November 27, 2024, and the facility is subject to early termination upon 180 days' prior written notice provided by the Company or the counterparty prior to the maturity dates. The Company is subject to cash margin deficit payment requirements in the event the fair value of the securities subject to the repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or expiration of the remaining repurchase agreement, the Company would use cash and/or cash proceeds from its unsecured line of credit, consider the sale of assets (subject to any restrictions described above), or transfer collateral to satisfy any outstanding obligations subject to the repurchase agreements.

Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2023, $257.0 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
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
There were no asset-backed securitization transactions completed during the nine months ended September 30, 2023.
Cash Flow Forecast - Beneficial Interest in Loan Securitizations
The Company has partial ownership in federally insured, private education, consumer, and other loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "investments and notes receivable" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration as the result of selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2023, the Company's ownership correlates to approximately $1.55 billion of loans included in these securitizations
As of September 30, 2023, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $191.2 million. For a summary of this investment balance, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of September 30, 2023, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $323.3 million. The vast majority of these cash flows are expected to be received over the next 8 years.
The difference between the total estimated future undiscounted cash flows from these residual interests and the investment carrying value of $191.2 million of $132.1 million, or $100.4 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the current September 30, 2023 balance.
The undiscounted future cash flows from the private education, consumer, and other loan securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, the forecasted cash flows and estimated future investment interest income (earnings) from these securitizations would be adversely impacted.
Liquidity Impact Related to Nelnet Bank
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million and the Company contributed an additional $30.0 million and $5.0 million to Nelnet Bank during 2022 and the third quarter of 2023, respectively. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC discussed below.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended September 30, 2023 with a leverage ratio of 12.7%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
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
Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments. Through September 30, 2023, the Company has invested a total of $332.0 million (which includes $126.5 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships. These investments provide a federal income tax credit under the Internal Revenue Code, equaling 30% of the eligible project costs, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital committed to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of September 30, 2023, the Company is committed to fund an additional $265.9 million on tax equity investments, of which $128.7 million is expected to be provided by syndication partners.
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
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of September 30, 2023, the outstanding preferred membership interests of ALLO held by the Company was $145.9 million that earns a preferred annual return of 6.25%. Accrued and unpaid preferred returns are converted to additional preferred membership interests each December 31. As of September 30, 2023 the accrued and unpaid preferred return was $6.8 million. If the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25% to 10.00%. In June 2023, ALLO, the Company, and SDC (a third-party global digital infrastructure investor and member of ALLO) agreed to amend the terms of the ALLO non-voting preferred membership units owned by Nelnet. Such amended terms provide that commencing January 1, 2025, the preferred annual return will increase to 13.5%, commencing July 1, 2025, the return will increase to 15.0%, commencing January 1, 2026, the preferred return will increase to 17.5%, and beginning on January 1, 2027 and on each January 1 of each calendar year thereafter, the annual return will increase by an additional 2.5%. In addition, any preferred return accruing on or after January 1, 2025 is expected to be paid on a quarterly basis in cash rather than through an increase to the outstanding preferred membership interests.
As part of the ALLO recapitalization transaction in December 2020, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of $25.0 million to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. As of September 30, 2023, the estimated fair value of the contingent payment is $9.6 million.
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
Based on the derivative portfolio outstanding as of September 30, 2023, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of September 30, 2023, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
During 2020, the Company entered into an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in federally insured student loan asset-backed securities. As of September 30, 2023, $0.1 million (par value) of student loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This participation agreement has been accounted for by the Company as a secured borrowing. Upon termination or expiration of this agreement, the Company would expect to use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. No shares were repurchased under this program during the first three quarters 2023. As of September 30, 2023, 4,467,021 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
During the first three quarters of 2023, the Company repurchased 47,195 shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. These repurchased shares are excluded from the Company's repurchase program. See "Stock Repurchases" under Part II, Item 2 of this report.
Dividends
On September 15, 2023, the Company paid a third quarter 2023 cash dividend on the Company's Class A and Class B common stock of $0.26 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2023 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.28 per share. The fourth quarter cash dividend will be paid on December 15, 2023 to shareholders of record at the close of business on December 1, 2023.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2022 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and nine months ended September 30, 2023 and 2022, see the caption “Activity in the Allowance for Loan Losses” in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2022.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
LIBOR Transition
On June 30, 2023, the LIBOR administrator ceased publication (on a representative basis) of all USD LIBOR rates. When possible, the Company relied on fallback provisions or negotiated with counterparties to transition financial contracts from LIBOR to SOFR. Due to certain noteholder consent requirements, it was not practicable to modify certain of the Company's asset-backed securities transactions. The SAP formula for the Company's FFELP loans, the majority of which were indexed to one-month LIBOR, were not able to be modified without legislative action. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP loans), a benchmark replacement based on SOFR will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of the Company's financial instruments which were indexed to USD LIBOR transitioned to SOFR after June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP loans transitioned to 30-day Average SOFR and the Company's LIBOR-indexed FFELP asset-backed securities also transitioned to a short-term SOFR index. The Company does not expect the transition from LIBOR to SOFR to significantly impact its asset-backed securitization cash flow forecast as discussed under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral - Bonds and Notes Issued in Asset-backed Securitizations." The Company's LIBOR-indexed derivatives transitioned to the fallback rate (SOFR) as defined in the individual agreements and/or published industry guidelines, as applicable.
The market transition away from the previous LIBOR framework could result in significant changes to the interest rate characteristics of the Company's prior LIBOR-indexed assets and funding for those assets. The Company is still uncertain as to the long-term relationship between overnight SOFR and Term SOFR as they are new indices, and the Company's assumptions with respect to this relationship may evolve over time. To the extent that the spread between these indices were to widen, it could adversely impact future interest income earned on the Company's FFELP student loan portfolio. For a discussion of the risks related to the LIBOR transition, see Item 1A, "Risk Factors - Loan Portfolio - Interest rate risk - replacement of LIBOR as a benchmark rate" in the Company's 2022 Annual Report for additional information.
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$601,169	4.7%	$1,339,900	9.5%
Variable-rate loan assets	12,134,452	95.3	12,829,871	90.5
Total	$12,735,621	100.0%	$14,169,771	100.0%

Fixed-rate debt instruments	$514,023	4.2%	$617,083	4.5%
Variable-rate debt instruments	11,688,063	95.8	13,199,327	95.5
Total	$12,202,086	100.0%	$13,816,410	100.0%
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
No variable-rate floor income was earned by the Company in 2023 or 2022.

A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Fixed rate floor income, gross	$450	7,585	2,016	54,870
Derivative settlements (a)	235	11,356	22,760	11,843
Fixed rate floor income, net	$685	18,941	24,776	66,713
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and nine months ended September 30, 2023 compared with the same periods in 2022 due to higher interest rates in 2023 compared with 2022.
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
The decrease in net derivative settlements received by the Company during the three months ended September 30, 2023, compared with the same period in 2022, was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received by the Company during the nine months ended September 30, 2023, compared with the same period in 2022, was due to an increase in settlements on the Company's derivatives outstanding during this period as a result of an increase in interest rates.
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2023.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
8.0 - 8.99%	8.24%	5.60%	$209,696
> 9.0%	9.05%	6.41%	127,221
			$336,917
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2023, the weighted average estimated variable conversion rate was 5.91% and the short-term interest rate was 541 basis points.
In June 2023, the Company entered into a derivative with a notional amount of $50.0 million and a maturity date in 2030 to hedge a portion of loans remaining that earn fixed rate floor income. Based on the terms of this derivative, the Company pays a weighted average fixed rate of 3.44% and receives payments based on SOFR that resets quarterly.

AGM is also exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2023.

Index	Frequency of variable resets	Assets	Funding of student loan assets
30 day Average SOFR (a) (b)	Daily	$11,513,858	—
3 month H15 financial commercial paper	Daily	396,323	—
3 month Treasury bill	Daily	388,803	—
30 day Average SOFR / 1 month CME Term SOFR (a)	Monthly	—	6,932,106
90 day Average SOFR / 3 month CME Term SOFR (a) (b)	Quarterly	—	3,096,170
Asset-backed commercial paper (c)	Varies	—	1,466,178
Fixed rate	—	—	497,397
Auction-rate (d)	Varies	—	89,910
Other (e)	—	1,197,776	1,414,999
		$13,496,760	13,496,760
(a)    Transitioned from LIBOR to SOFR after June 30, 2023. See "LIBOR Transition" above.
(b)    The Company has certain basis swaps outstanding in which the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). Subsequent to the discontinuation of LIBOR on June 30, 2023, the Company now receives and pays the term adjusted SOFR plus the tenor spread adjustment relating to LIBOR. The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2023.

Maturity	Notional amount (i)
2024	$1,750,000
2026	1,150,000
2027	250,000
$3,150,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2023 was the term adjusted SOFR plus the tenor spread adjustment relating to LIBOR plus 10.1 basis points.
(c)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates.
(d)    As of September 30, 2023, the Company was sponsor for $89.9 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2023
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$522	1.0%	$2,093	4.0%	$2,166	4.1%	$9,199	17.4%
Impact of derivative settlements (a)	126	0.2	378	0.7	(126)	(0.2)	(378)	(0.7)
Increase (decrease) in net income before taxes	$648	1.2%	$2,471	4.7%	$2,040	3.9%	$8,821	16.7%
Increase (decrease) in basic and diluted earnings per share	$0.01		$0.05		$0.04		$0.18
	Three months ended September 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(2,396)	(1.9)%	$(3,702)	(2.9)%
Impact of derivative settlements	6,553	5.2	19,660	15.5
Increase (decrease) in net income before taxes	$4,157	3.3%	$15,958	12.6%
Increase (decrease) in basic and diluted earnings per share	$0.08		$0.32
	Nine months ended September 30, 2023
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$2,006	1.8%	$9,525	8.4%	$2,556	2.2%	$16,611	14.6%
Impact of derivative settlements (a)	159	0.1	477	0.4	(159)	(0.1)	(477)	(0.4)
Increase (decrease) in net income before taxes	$2,165	1.9%	$10,002	8.8%	$2,397	2.1%	$16,134	14.2%
Increase (decrease) in basic and diluted earnings per share	$0.04		$0.20		$0.05		$0.33
	Nine months ended September 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(18,464)	(3.9)%	$(31,854)	(6.7)%
Impact of derivative settlements	25,008	5.3	75,025	15.8
Increase (decrease) in net income before taxes	$6,544	1.4%	$43,171	9.1%
Increase (decrease) in basic and diluted earnings per share	$0.13		$0.87
(a)On March 15, 2023, the Company terminated its existing derivative portfolio hedging loans earning fixed rate floor income. The table above excludes the impact of these derivatives for the entire period.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2023				Three months ended September 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(1,167)	(2.2)%	$(3,501)	(6.6)%	$(1,148)	(0.9)%	$(3,445)	(2.7)%
Impact of derivative settlements	794	1.5	2,382	4.5	1,235	1.0	3,705	2.9
Increase (decrease) in net income before taxes	$(373)	(0.7)%	$(1,119)	(2.1)%	$87	0.1%	$260	0.2%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.02)		$0.00		$0.01
	Nine months ended September 30, 2023				Nine months ended September 30, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(3,462)	(3.0)%	$(10,387)	(9.1)%	$(3,609)	(0.8)%	$(10,828)	(2.3)%
Impact of derivative settlements	2,356	2.1	7,068	6.2	3,912	0.8	11,733	2.5
Increase (decrease) in net income before taxes	$(1,106)	(0.9)%	$(3,319)	(2.9)%	$303	—%	$905	0.2%
Increase (decrease) in basic and diluted earnings per share	$(0.02)		$(0.07)		$0.01		$0.02
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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits by rate characteristics:

	As of September 30, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$400,639		$341,776
Fixed-rate investments	135,552		123,809
Total fixed-rate assets	536,191	50.5%	465,585	52.2%
Variable-rate loan assets	68,174		78,019
Variable-rate investments	457,587		347,559
Total variable rate assets	525,761	49.5	425,578	47.8
Total assets	$1,061,952	100.0%	$891,163	100.0%

Fixed-rate deposits	$282,547	29.8%	$336,040	42.6%
Variable-rate deposits (a)	664,832	70.2	453,604	57.4
Total deposits	$947,379	100.0%	$789,644	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 4 of the notes to the consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of September 30, 2023.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
	Nine months ended September 30,
	2023			2022
Investments:
Asset-backed securities available-for-sale (a) (b)	$1,018,489	50,182	6.59%	$1,219,013	18,373	2.02%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$154,295	6,206	5.38%	$336,109	5,088	2.02%
Repurchase agreements - variable rate (d)	421,266	18,653	5.92	452,813	5,247	1.55
	$575,561	24,859	5.77	$788,922	10,335	1.75
(a)    The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The table above includes these repurchased bonds.
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. As of September 30, 2023, $257.5 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.52%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts borrowed under the repurchase agreements is at a variable rate of SOFR + 75 to  140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of September 30, 2023, the gross unrealized loss on the Company’s available-for-sale debt securities was $44.6 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $717.1 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2023 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
July 1 - July 31, 2023	—	$—	—	4,467,021
August 1 - August 31, 2023	—	—	—	4,467,021
September 1 - September 30, 2023	5,948	91.26	—	4,467,021
Total	5,948	$91.26	—
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

ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the third quarter of 2023, none of the Company's officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans, or any non-Rule 10b5-1 trading arrangement.

ITEM 6.  EXHIBITS

10.1*+	Form of Modification of Contract dated effective as of October 10, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

10.2*+	Form of Modification of Contract dated effective as of October 11, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Filed herewith for purposes of providing a complete set of all amended documents to student loan servicing contracts between the United States Department of Education and Nelnet Servicing, LLC and Nelnet Diversified Solutions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 7, 2023	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 7, 2023	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer